Form 10QSB
period 2001-03-31
STARTCALL COM INC
filed 2001-05-15
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                             Commission File No. 0-32429

                               STARTCALL.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                     Florida
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   65-0955118
                                (I.R.S. Employer
                               Identification No.)

                      719 5th Street Miami Beach, FL 33139
              (Address of Principal Executive Offices) (Zip Code)

                                 (305) 579-9008
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X             No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001 the Company had 2,207,450 shares of Common Stock outstanding, $0.000666 par value.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

Part I - FINANCIAL INFORMATION

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

                         INDEX TO FINANCIAL STATEMENTS

                                                               Page
Balance Sheets                                                 3
Statements of Operations and Accumulated Deficit               4
Statements of Cash Flows                                       5
Notes to the Financial Statements                              6-20

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Signatures

                               STARTCALL.COM, INC.
                         (A Development Stage Enterprise)

                                  BALANCE SHEETS
                                   (Unaudited)

                                                   As of March 31,
                                                        2001                   2000
                                                 --------------------    -----------------
ASSETS
CURRENT ASSETS
Cash                                                             $ -                  $ -
Prepaid expenses                                              25,000                    -
                                                 --------------------    -----------------
TOTAL CURRENT ASSETS                                          25,000

PROPERTY AND EQUIPMENT                                        24,331               37,638

OTHER ASSETS                                                   4,355                    -
                                                 --------------------    -----------------
TOTAL ASSETS                                                $ 53,686             $ 37,638
                                                 ====================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                      LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance                      $ 15,993              $ 4,195
Current portion notes payable -
related parties                                                1,760               41,368
Accounts payable and

accrued expenses                                              45,271                5,526
                                                 --------------------    -----------------

TOTAL CURRENT LIABILITIES                                     63,024               51,089

LONG-TERM DEBT - related parties,
net of current portion                                       105,017                    -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY EQUITY
Common stock                                                   1,472                1,000
Additional paid-in capital                                   317,428               34,900
Accumulated deficit                                         (433,255)             (49,351)
                                                 --------------------    -----------------

TOTAL STOCKHOLDERS' DEFICIENCY                              (114,355)             (13,451)
                                                 --------------------    -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                    $ 53,686             $ 37,638
                                                 ====================    =================

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT

                                   (Unaudited)

                                                                                                            October 19,
                                                                                                               1999
                                                                   For the three months ended               (Inception)
                                                                                                              through
                                                                March 31,              March 31,             March 31,
                                                                   2001                   2000                 2001
                                                            -------------------    -------------------   ------------------
REVENUES                                                                 $ 375                   $ 55              $ 7,537
                                                            -------------------    -------------------   ------------------

OPERATING EXPENSES
Organization                                                                                                         5,554
General and administrative                                              17,879                  9,818              317,840
Research and development                                                 7,398                  4,450               76,717
Marketing and promotional                                                1,250                      -               40,681
                                                            -------------------    -------------------   ------------------

TOTAL OPERATING EXPENSES                                                26,527                 14,268              440,792
                                                            -------------------    -------------------   ------------------

LOSS BEFORE INCOME TAX BENEFIT                                         (26,152)               (14,213)            (433,255)

INCOME TAX BENEFIT, net                                                      -                      -                    -
                                                            -------------------    -------------------   ------------------

NET LOSS                                                               (26,152)               (14,213)            (433,255)

ACCUMULATED DEFICIT - beginning                                       (407,103)               (35,138)                   -
                                                            -------------------    -------------------   ------------------

ACCUMULATED DEFICIT - ending                                        $ (433,255)             $ (49,351)          $ (433,255)
                                                            ===================    ===================   ==================


Loss per share of common stock - Basic and Diluted                   $ (0.0118)             $ (0.0095)           $ (0.2344)
                                                            ===================    ===================   ==================

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                   (Unaudited)

                                                                                                   October 19,
                                                                                                      1999
                                                            For the three months ended             (Inception)
                                                                                                     through
                                                           March 31             March 31            March 31
                                                             2001                 2000                2001
                                                      -------------------   -----------------   ------------------
Cash Flows From Operating Activities
Net loss                                                       $ (26,152)          $ (14,213)          $ (433,255)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                                       3,316               2,743               18,728
Decrease (increase) in prepaid assets                              5,419                   -              (25,000)
(Decrease) increase in accounts payable
and accrued expenses                                             (20,632)             (7,717)              44,377
                                                      -------------------   -----------------   ------------------

Total adjustments                                                (11,897)             (4,974)              38,105
                                                      -------------------   -----------------   ------------------

Net Cash Provided (Used) by Operating Activities                 (38,049)            (19,187)            (395,150)
                                                      -------------------   -----------------   ------------------

Cash Flows From Investing Activities

Security deposits paid                                                 -                   -               (4,355)
Advances to shareholder                                                -                   -               (4,327)
Purchases of fixed assets                                              -                   -              (12,520)
                                                      -------------------   -----------------   ------------------

Net Cash Provided (Used) by Investing Activities                       -                   -              (21,202)
                                                      -------------------   -----------------   ------------------

Cash Flows From Financing Activities

Issuance of common stock                                               -                   -              303,000
Checks drawn in excess of cash balance                            15,993               4,195               15,993
Proceeds from shareholder loans                                        -                   -                6,998
Net proceeds from notes payable -
related parties                                                   33,344              13,651               90,361
                                                      -------------------   -----------------   ------------------

Net Cash Provided (Used) by Financing Activities                  49,337              17,846              416,352
                                                      -------------------   -----------------   ------------------

NET INCREASE (DECREASE) IN CASH                                   11,288              (1,341)                   -

CASH AT BEGINNING OF PERIOD                                      (11,288)              1,341                    -
                                                      -------------------   -----------------   ------------------
CASH AT END OF PERIOD                                                $ -                 $ -                  $ -
                                                      ===================   =================   ==================


                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)


NOTE A - SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

Summarized below are the significant accounting policies of STARTCALL.COM, INC.

The Company: STARTCALL.COM, INC. (the "Company"), incorporated in the State of
-----------
Florida effective October 19, 1999 (Date of Inception), established its corporate offices in Miami, Florida.

On June 7, 2000, the Company filed an amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and changed its capital structure as disclosed in Note G to these financial statements.

Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises".

Nature of the Business: The Company plans on operating as an Application Service
----------------------
Provider, or ASP, and offering real-time interaction technology as an outsource service. Management is in the process of establishing a viable solution to real-time access to commerce business over the Internet. The Company plans to offer these businesses the opportunity to improve their online customer care service capabilities by placing an internet voice box and a Text Chat button with a URL push feature on the websites of some of these potential domestic and international business customers. These tools should not only provide the visitors and customers of a particular website live help at the crucial point of purchase, but they should also facilitate other types of needed assistance.

Development Stage Enterprise: The Company is currently devoting substantially
----------------------------
all of its efforts to establishing a new business and its planned principle operations have not commenced as of March 31, 2001. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE A - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES - Continued

Research and Development Costs: Generally accepted accounting principles state
------------------------------
that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. Since the Company is in its development stage, SFAS No. 2 "Accounting for Research and Development Costs" requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Basis of Presentation: In accordance with SFAS No.7, the Company's policy
---------------------
regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through March 31, 2001.

The Company's independent accountants are including a "going concern" paragraph in their audit report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the "going concern" paragraph states that the Company's ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

Even though the Company has not commenced planned principle operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE A - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES - Continued

Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current stockholders.

Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

The accompanying unaudited interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-SB for the year ended December 31, 2000.

Start-up Costs: Cost incurred in connection with commencing operations,
---------------
including general and administrative expenses, are charged to operations in the period incurred.

Revenue Recognition: The Company recognizes revenues upon the delivery of a
-------------------
product or service. Installation, maintenance and service fees paid in advance by customers are initially recorded as deferred revenues and subsequently amortized over the life of their respective contract periods, except in those instances whereby the contracts contain forfeiture and/or nonrefundable fee provisions.

Property and Equipment: Property and equipment are stated at cost. Depreciation
-----------------------
and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.

The straight-line method of depreciation is used for financial reporting purposes.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE A - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES - Continued

The estimated useful lives, of property and equipment, are as follows:

                                                            YEARS
                                                            -----
         Computer   equipment, peripherals and software     2-3
         Office equipment                                   3-5
         Furniture and fixtures                             5-7


Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. The costs of software used in the business operations are capitalized and amortized over their expected useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time.

Earnings Per Common Share: In calculating earnings per common share, basic
-------------------------
earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the diluted effects of stock options.

Use of Estimates: In preparing financial statements in conformity with generally
----------------
accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include, but not be limited to, those pertaining to the estimated useful lives of property and equipment and software, determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

Stock-Based Compensation: The Company will account for stock-based compensation
------------------------
using the intrinsic vale method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation costs for stock options, if any, are measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation costs over the requisite vesting periods based on the market value on the date of grant. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company's stock at the end of each period.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE A - SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES - Continued

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company is electing to use APB Opinion No. 25 as its method of accounting and is adopting the disclosure requirements of SFAS No. 123.

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of March 31, 2001 no options have been granted.

Risks and Uncertainties: Management regularly evaluates risks and uncertainties
-----------------------
and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company's management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and, officers and directors coverage. From inception through March 31, 2001, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as many otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

Additionally, the Company has agreed, as set forth in it's By-Laws, to indemnify to the fullest extent permitted or authorized by current or future legislation, judicial or administrative decision, all past and present employees, agents, directors, officers and representatives against any fine, liability, cost or expense asserted against them or incurred by them in the above capacities.

Because of the rapid evolution of the industry in which the Company operates, its ability to operate may be adversely effected by future changes in Federal and state regulations.

Income Taxes: On December 29, 1999, the stockholders holding a majority of the
-------------
shares of the Company's issued and outstanding shares voted to terminate its S-election with the Internal Revenue Service, with an effective date retroactive to October 19, 1999.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE B - OFFERING MEMORANDUM

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Company filed a Form U-7 SCOR Offering Memorandum, on July 26, 2000, under Regulation D promulgated under the Securities Act of 1933, as amended. However, this share offering was not registered under the 1933 Act, or the securities laws of any state. The Offering was made available for sale in Nevada and, in order to meet the conditions for exemption from the registration requirements under the securities laws of certain jurisdictions, accredited investors who are residents of such jurisdiction will be required to meet certain suitability requirements.

The Company planned on offering a maximum of 706,750 shares of the Company's $.000666 par value common stock at an offering price of $.40 per share. However, the actual amount of shares sold was 707,500. The issuance of these shares has a dilutive effect on the book value per share of the Company's common stock. The total amount of gross proceeds realized on the Offering totaled $283,000.

This Offering was made on an "all-or-none basis" utilizing subscription agreements containing the applicable terms, conditions and requirements; there are no underwriters; and, the Company was required to maintain on deposit with an escrow agent the proceeds from the Offering equaling twenty-five (25%) percent of the total gross proceeds until all of the securities under this Offering are sold.

NOTE C - PROPERTY AND EQUIPMENT

At March 31, property and equipment consists of the following:

                                                        2001                  2000
                                               ---------------------    ------------------
Computer equipment, peripherals
    and software                               $          34,896        $       34,476
Office equipment                                           8,162                 8,162
                                               ---------------------    ------------------
                                                          43,058                42,638
Less:  accumulated depreciation                          (18,727)                (5,000)
                                               ---------------------    ------------------

     TOTAL                                     $          24,331        $       37,638
                                               ---------------------    ------------------

NOTE  D  -  ACCOUNTS   PAYABLE  AND  ACCRUED EXPENSES

The Company's property and equipment may be subject to liens, subject to certain conditions, as set forth in agreements described in Note H to these financial statements

                                    March 31,  2001          March 31, 2000
                                  ---------------------    ------------------
Accounts payable                  $      25,183             $              -
Accrued expenses:
     Interest                             4,343                            -
     Professional fees                    1,000                            -
     General and administrative          14,745                        5,526
                                  --------------------
     TOTAL                        $      45,271             $          5,526
                                  =============             ================

NOTE E - NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consists of the following:

                                                                   March 31,  2001          March 31, 2000
                                                                   ---------------------    ------------------
10%    Unsecured loans payable to shareholder
              paid in 2000                                         $    1,760               $     12,461

8%      Unsecured notes payable to shareholders
              Interest begins accruing on June 1, 2000
              Principal and interest due on August 30,
              2002                                                    105,017                          -

10%     Unsecured  demand  note  payable  to
               affiliate, paid in 2000                                      -                     28,907
                                                                   ---------------------    ------------------
              TOTAL                                                   106,777                     41,368

Less:     Current portion                                              (1,760)                  (41,368)
                                                                   ---------------------    ------------------

     TOTAL                                                         $  105,017               $          -
                                                                   ---------------------    ------------------

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE  F-  TRANSACTIONS  WITH  AFFILIATE  AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

                                                          Inception
                          Three Month Period              through
                         March 31, 2001  March 31, 2000   March 31, 2001
                         --------------  --------------   --------------
Affiliate                $         -     $    8,874      $     8,874
Stockholders                       -          6,998      $     6,998
                         ------------         -----      -----------

TOTAL                              -     $   15,872      $    15,872
                         ============    ==========      ===========

In addition, summarized below is the non-cash investing and financing activities with related parties:

                                                       Three Months Period                    Inception through
                                                March 31, 2001        March 31, 2000          March 31, 2001
                                               -------------------    -------------------- -- -------------------

Affiliate:
   Funds advanced for the purchase
   of property and equipment.                  $             -        $           13,745      $          13,745
                                               ----------------       ------------------      -----------------

Stockholders:
Stockholders issued promissory
notes  in  connection  with their
direct payment to vendors for the
purchase   of   property   and
equipment.                                     $             -                     2,500                  2,500
                                               --------------                      -----                  -----

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

 NOTE F -TRANSACTIONS WITH AFFILIATE AND STOCKHOLDERS - Continued

                                                       Three Months Period                    Inception through
                                                March 31, 2001        March 31, 2000          March 31, 2001
                                               -------------------    -------------------- -- -------------------
Stockholders  issued   common
stock in connection with their
direct payment to vendors for
the purchase of property  and
equipment.                                                  -                     13,400                  13,400
                                               -----------------      ------------------      ------------------

     TOTAL STOCKHOLDERS                                     -                     15,900                  15,900
                                               -----------------      ------------------      ------------------

     TOTAL AFFILIATE AND
          STOCKHOLDERS                         $            -         $           29,645      $          29,645
                                               ================       ===================     =================

The Affiliate is owned 100% by a majority stockholder of the Company.

During the period, inception through March 31, 2001, consulting fees were paid to a stockholder totaling approximately $17,000.

NOTE G - STOCKHOLDERS' EQUITY

The Articles of Incorporation, initially filed with the State of Florida, authorize only one class of stock: 1000 shares of one ($1.00) dollar par value common stock. The holders of these shares of common stock do not have cumulative voting rights. Shares are not issued until paid for in full.

On June 7, 2000, the Board of Directors approved an amendment to the Articles of Incorporation, authorizing the Company to issue up to 50,000,000 shares of $.000666 par value common stock. On June 29, 2000, the 1000 previously issued and outstanding shares of the $1.00 par value common stock were tendered by each shareholder and cancelled. In exchange for the tendered shares, on July 1, 2000 the Company issued 1,499,950 shares of its $.000666 par value stock that resulted in a dilution of the Company's book value per share.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE G - STOCKHOLDERS' EQUITY - Continued

As more fully disclosed in Note B to these financial statements, the Offering Memorandum provides for the sale of an additional 707,500 shares of the Company's $.000666 par value common stock at a price of $.40 per share.

NOTE H - COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through March 31, 2001.

License and Distribution Agreement and the End-User License Agreement: On
----------------------------------------------------------------------
October 19, 1999, the Company ("Licensee"), entered into a License and Distribution Agreement and an End-User License Agreement, herein collectively referred to as the "License Agreement" with an unrelated third party ("Licensor"). The Licensor grants the Licensee a perpetual, nonexclusive, non-transferable license to use certain software solely for the Licensee's business purpose, without further re-selling or distribution, except the Licensee may duplicate and distribute the software to end-user customers. The Licensee may also use the Licensor's trade names and trademarks. The media containing the software is subject to a 90-day warranty, but the Licensor does not warrant its software.

Distribution Partner Agreement: On June 14, 2000, the Company executed a
------------------------------
Distribution Partnership Agreement (the "Distribution Agreement") with the unrelated third party Licensor. The Distribution Agreement provides that the Company distribute to its customers, the Licensor's web-to-phone Internet telephony and multimedia services.

The Company, at its expense, is responsible for providing the first level of technical support to its customers relating to the use of the Licensor's software and services, subject to the terms of the Licensor's standard support agreement and, the License and Distribution Agreement and the End-User License Agreement, disclosed in the preceding paragraph of these financial statements. The Licensor has agreed to provide the second level of technical support to the Company's customers, subject to the terms of its standard support agreement.

The Distribution Agreement sets forth a combination of one or more of the following fee structures: (a) Session Pricing--Connection costs per "customer session" subject to various volume levels; (b) Minimum Volume Commitments--Twelve (12) non-refundable minimum monthly payments by the Company of one thousand ($1,000.00) dollars to be applied to the first one thousand of monthly charges with no carryover if the minimum is not met. The entire amount of twelve thousand ($12,000) dollars is payable

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE H - COMMITMENTS - Continued

in advance upon execution of the Distribution Agreement; (c) Programming Fees--The Company is subject to a fifty ($50) dollar one-time "start-up" fee per customer. The Distribution Agreements are for a one (1) year term and are subject to automatic one-year renewals unless terminated by either party with thirty (30) days written notice prior to the expiration of the then-effective term. The $12,000 fee was paid in June 2000. At March 31, 2001 this fee is included in general and administrative expense.

The Distribution Agreements may also be terminated by either party with seven
(7) days prior written notice in the event of an occurrence of certain defined events, including a material breach of the terms and conditions therein.

Dealer/Promoter Agreements: During 2000, the Company executed various
--------------------------
non-exclusive agreements whereby these independent contractors agree to use their best efforts to cause end-users to purchase the Company's services. During the terms of these Agreements, the Company has agreed to pay the Dealer/Promoters a commission in accordance with the established schedules, as more fully described in each of the duly executed original service agreements. These Agreements expire under various criteria ranging from the earlier of six
(6) to twelve (12) months, or the sale of two (2000) to five (5,000) thousand accounts of ClickIChat and/or ClickICall services. The Agreements are renewable under certain conditions and may be cancelled by either party with thirty (30) days advance written notice.

The Agreements, among other things, set forth certain performance, compensation and charge-back provisions as follows:

     CLICKICHAT SERVICE: (a) Performance Standards- - The Dealer/Promoters must sell Chat Licenses at a minimum standard price per month based on sessions, plus the installations fees, and at the defined minimum sales levels for the number of new subscribers and billing revenues; (b) Compensation- - The Dealer/Promoters will be paid commissions ranging between fifteen (15%) and twenty (20%) percent of the total sales they generate and an additional thirty-three and one-third (33 1/3%) percent of the installation fees when the sales are deemed "qualified" under the terms of these Agreements.

     CLICKICALL SERVICE: (a) Compensation --The Dealer/Promoters will be paid commissions ranging between fifteen (15%) and twenty (20%) percent of the total sales they generate and an additional thirty-three and one-third (33 1/3%) percent of the installation fees when the sales are deemed "qualified" under the terms of

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE H - COMMITMENTS - Continued

     these Agreements. (b) Duration--The compensation schedules are, in effect, the earlier that a certain number of accounts are sold or the expiration of the stated contract periods, at which time the parties agree to renegotiate the various fee provisions. The Company may charge-back the Dealer/Promoters for uncollectible accounts of customers, but only to the extent of the amount of subsequent fees earned by the Dealer/Promoters.

One agreement requires the Company to maintain a prepaid commission balance of $25,000, included in prepaid assets, to offset against the dealer's share of revenues. The Company is required to pay an additional deposit upon the sooner of acquiring 1000 customers or reaching a zero balance.

Employment Agreements: Effective July 1, 2000, the Company extended three-year
---------------------
employment agreements to two of its officers, who are also stockholders of the Company. These agreements, among other things, contain certain provisions relating to: nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000, $180,000 and $195,000 and the other totals $85,000, $140,000 and $195,000 for each of the twelve (12) month periods ending June 30, 2002, 2003 and 2004, respectively, or upon the Company commencing operations, whichever is sooner.

Lease Agreement: The Company conducts its operations from facilities that are
---------------
leased under a two-year lease agreement expiring on September 14, 2002. There is an option to renew for an additional two years at an increased monthly rental. Under the lease agreement the Company is subject to additional charges related to their proportionate share of operating expenses as well as maintaining minimum levels of insurance coverage.

Future minimum lease payments required under this lease as of March 31, 2001 are as follows:

                  Year
                  ----
                  2001                                 $19,000
                  2002                                  25,000
                                                       --------
Total minimum lease payments                           $44,000
                                                        =======

Rent expense was approximately $6,300 for each three month periods ended March 31, 2000 and 2001 and $39,000 for the period of inception through March 31, 2001.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE H - COMMITMENTS - Continued

Stock Compensation Plans: On December 29, 1999, the Board of Directors approved
------------------------
the adopting of three stock option plans that will provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the quality personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the common stock of the Company. In connection with these plans, the Company is authorized to grant options up to 714,285 shares. Options to be granted under these plans will be at prices, which are either equal to or above the market value of the stock on the date of grant, vest over two-, three-and four-year periods, and expire ten years after the grant dates.

The Company will account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. If the compensation expense for the Company's three stock-based plans are determined based upon fair values at the grant dates for awards under these plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and with earnings per share will be reduced to pro forma amounts to be disclosed in the financial statements for the applicable periods.

As of March 31, 2001, the Company has not granted any stock options or rights.

NOTE I - CONTINGENCIES

Going Concern: As discussed previously in Note A to these financial statements,
-------------
uncertainties exist with respect to the Company's ability to continue as a going concern.

Lack of Insurance: As previously discussed in these financial statements, the
------------------
Company does not maintain any insurance coverage and the Company therefore, is in violation of certain agreements. Upon receipt of the net proceeds, if any, from the Offering Memorandum discussed in Note B to these financial statements, management intends to secure the necessary insurance coverage. No estimates have been made as to the amounts that may be required should an unexpected loss occur and, accordingly, no accruals have been made in these financial statement for self-insurance reserves that might be necessary.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE  J  -  EARNINGS  (LOSS)  PER  SHARE  OF COMMON STOCK

Statement of Financial Accounting Standards No 128, "Earnings Per Share," requires two presentations of earnings (loss) per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earning per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The numerator in calculating both basic and diluted earnings (loss) per share for each period is the reported net income (loss). The denominator is based on the following weighted-average number of common shares outstanding for each of the respective periods:

                                                           October 19, 1999
                                                          (Inception) through
  March 31, 2000                March 31, 2001             March 31, 2001
 ---------------------------   ------------------------   --------------------
 1,499,950                     2,207,450                  1,848,718
 =========                     =========                  =========


A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any dilutive stock options outstanding as of March 31, 2001.

NOTE K - INCOME TAXES

As previously discussed, the stockholders elected to terminate, retroactively to October 19, 1999, the S-Corporation income tax filing status for the Company. The stockholders are filing with the Internal Revenue Service, a letter of request for retroactive termination, accompanied by the Statement of Consent to Revocation of Election signed by the stockholders. The Company is confident that the IRS will grant the Company's request to be a C corporation and, accordingly, these financial statements are prepared under the SFAS No. 109, "Accounting for Income Taxes".

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       March 31, 2001 and March 31, 2000
                                      and
                   For the Three Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through March 31, 2001
                                  (Unaudited)

NOTE K - INCOME TAXES - Continued

The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its realizability.

At March 31, 2001 the Company had a net operating loss carryforward of approximately $433,000. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at March 31 are approximately as follows:

                                                              2001                2000
                                                              ----------------    ----------------
   Net operating loss carryforward                            $    163,000        $    5,300
   Valuation allowance for deferred tax assets.                   (163,000)           (5,300)
                                                              ----------------    ----------------
         Net deferred tax assets                              $          -         $        -
                                                              ===========          =========

Item 2. Management Discussion and Analysis and Plan of Operation
-----------------------------------------------------------------

                                                   Three - month period
                                            March 31, 2001     March 31, 2000       October 19 (Inception)
                                                                                    through March 31, 2001
                                           ------------------ --------------------- -------------------------
Development Stage Revenues                 $           375    $          55         $               7,537
                                           ------------------ --------------------- -------------------------
Development Stage Expenses                 $      26,527      $      14,268         $           440,792
                                           ------------------ --------------------- -------------------------
Deficit Accumulated During the             $      26,152      $       49,351        $           433,255
Development Stage                          ------------------ --------------------- -------------------------


The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

During the past fourteen months, the Company has spent considerable time and capital resources defining and developing its strategic plan for delivering and operating its real-time interactive e-commerce technology.

Development Stage Revenues
--------------------------

The Company's operations have been devoted primarily to designing its business and marketing plans and building an infrastructure. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses
--------------------------

Development stage expenses during the fourteen-month period primarily consisted of accounting, legal, consulting and office expenses which are necessitated by operating in a public environment. Ongoing increases to development stage expenses are anticipated during the year 2001.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and related party loans, the Company from time to time experienced cash flow shortages that have slowed the Company's growth. Through March 31, 2001, the consequences of those cash flow shortages has been an increase of accrued expenses and stockholder loans bringing those amounts to approximately $66,000 and $105,000, respectively.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from its shareholders. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                             Startcall.com, Inc.
                             (Registrant)

Date: May 15, 2001           /s/ Sylvio Martini
                             --------------------------
                                 Sylvio Martini
                                 Chief Operating Officer,
                                 Director