Form 10QSB/A
period 2001-03-31
STARTCALL COM INC
filed 2001-08-02
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           AMENDMENT NO.1 FORM 10-QSB

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
------------------

OPERATING EXPENSES
Organization
            5,554
General and administrative                      17,879                  9,818
          317,840
Research and development                         7,398                  4,450
           76,717
Marketing and promotional                        1,250                      -
           40,681
                                    -------------------    -------------------
------------------

TOTAL OPERATING EXPENSES                        26,527                 14,268
          440,792
                                    -------------------    -------------------
------------------

LOSS BEFORE INCOME TAX BENEFIT                 (26,152)               (14,213)
         (433,255)

INCOME TAX BENEFIT, net                              -                      -
                -
                                    -------------------    -------------------
------------------

NET LOSS                                       (26,152)               (14,213)
         (433,255)

ACCUMULATED DEFICIT - beginning               (407,103)               (35,138)
                -
                                    -------------------    -------------------
------------------

ACCUMULATED DEFICIT - ending                $ (433,255)             $ (49,351)
       $ (433,255)
                                    ===================    ===================
==================


Loss per share of common stock -
 Basic and Diluted                           $   (0.01)             $   (0.01)
        $   (0.23)
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

Revenue Recognition: The Company recognizes revenues upon the delivery of a
-------------------
product or service. Installation, maintenance and service fees paid in advance by customers are initially recorded as deferred revenues and subsequently amortized over the life of their respective contract periods, except in those instances whereby the contracts contain forfeiture and/or nonrefundable fee provisions. Accordingly, in those instances, revenue is earned upon receipt.

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

License and Distribution Agreement and the End-User License Agreement: On
----------------------------------------------------------------------
October 19, 1999, the Company ("Licensee"), entered into a License and Distribution Agreement and an End-User License Agreement, herein collectively referred to as the "License Agreement" with an unrelated third party ("Licensor"). The Licensor grants the Licensee a perpetual, nonexclusive, non-transferable license to use certain software solely for the Licensee's business purpose, without further re-selling or distribution, except the Licensee may duplicate and distribute the software to end-user customers. The Licensee may also use the Licensor's trade names and trademarks. The media containing the software is subject to a 90-day warranty, but the Licensor does not warrant its software. The fee structure associated with this agreement is disclosed in the Distribution Partner Agreement described below.

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

The Company will manage the marketing launch of its services from its office in Miami where it currently manages the administration and coordination for all of its other activities. Such responsibilities include the installation of the ClickiCall and ClickiChat services to business' websites, technical support, daily bookkeeping and scheduling of employee responsibilities. The installation of the ClickiChat service is automated and therefore businesses that are interested in adding our ClickiChat service can simply fill out an online sign up page. The Company's system will automatically, within 60 to 120 seconds, send back to the new register user an account number, login name and password with all instructions in order to set-up their ClickiChat account. Please visit our sign up page at: www.liveinternethelp.com/signup.htm.

The installation of the ClikiCall also requires interested parties to sign up an online form. Once the Company receives the order it takes approximately 24 hours to get back to its customers with all necessary information in order for them to install this service onto their Web site.

The Company plans launched its service July 1st 2001. The Company intends to continue attracting new marketing partners to continue increasing the brand name of its services and continue increasing its customer base. In addition, the Company intends to continue its ongoing marketing campaign for the following 12 months. Currently, the Company spends approximately $15,000 per month. In order to fund the Company, the officers and directors of the Company will continue making capital contributions to the Company for the next 6 (six) months. Startcall expects to start generating revenues as soon as August 2001 and estimates that it will have close to or over 1,000 paying customers by August 15th 2001. At the minimum income per customer of $29.95, the Company should be generating sufficient funds to cover its current monthly expenses. The Company anticipates that it will continue adding new services to its service menu with any potential new services related to its market area.

There are currently over 8,000 ISP and web-hosting companies in the United States. The regional nature of their business usually creates a fixed customer base and margin sensitive business. StartCall intends to capitalize on these conditions by offering the ISP a simple, effective way to:

          1) Add an additional revenue stream that is nearly risk free and extremely high margin;
          2) Offer a set of services that allows them to differentiate themselves from the competition; and
          3) Promote themselves as a business that cares about consumer privacy and control on the Internet.

Because StartCall hosts ClickiChat/Support, ISPs will have no internal knowledge transfer or set-up costs. They simply sign-up as a partner, up-sell to their clients, and start receiving royalty checks.

Another rapidly growing segment of the e-CRM market is web-based customer interaction ("WCI"). The WCI market is built upon the premise that relationships, by their very nature, require a two-way communication. WCI focuses on translating the traditional web based experience of a human interacting with a computer into a human interacting with a human over an electronic medium. WCI software sales are expected to reach $1.8 billion by 2004.

The Company does not foresee purchasing any major equipment or changes on the number of employees for the next 6 months. The Company feels that once it reaches approximately 10,000 customers, new positions will be available in the areas of customer service, marketing and business development.

The Company anticipates that it will raise additional funding once it reaches 10,000 customers within the next twelve (12) months.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on July 30, 2001.

                             Startcall.com, Inc.
                             (Registrant)

Date: August 1, 2001           /s/ Antonio Treminio
                             --------------------------
                                 Antonio Treminio
                                 President and Director