Form 10QSB
period 2001-06-30
STARTCALL COM INC
filed 2001-08-20
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                          Yes X             No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 20, 2001 the Company had 2,207,450 shares of Common Stock outstanding, $0.000666 par value.

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

The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

Part I - FINANCIAL INFORMATION

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS


                             June 30, 2001 and 2000
                                       and
                    For the Six Month Periods then ended and
               for the period October 19, 1999 (Date of Inception)
                              through June 30, 2001
                                   (Unaudited)

                          INDEX TO FINANCIAL STATEMENTS

                                                               Page
Balance Sheets                                                 3
Statements of Operations and Accumulated Deficit               4
Statements of Cash Flows                                       5
Notes to the Financial Statements                              6-19

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

                               STARTCALL.COM, INC.
                         (A Development Stage Enterprise)

                                  BALANCE SHEETS
                                   (Unaudited)

                                                                As of June 30,
                                                        2001                   2000
                                                 --------------------    -----------------
ASSETS
CURRENT ASSETS
Cash                                                             $ -                  $ -
Prepaid expenses                                              25,000               12,000
                                                 --------------------    -----------------
TOTAL CURRENT ASSETS                                          25,000               12,000

PROPERTY AND EQUIPMENT, net                                   21,015               35,185

OTHER ASSETS                                                   4,355                    -
                                                 --------------------    -----------------
TOTAL ASSETS                                                $ 50,370             $ 47,185
                                                 ====================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                      LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance                      $ 29,173              $12,471
Current portion notes payable -
related parties                                                1,760                1,760
Accounts payable and

accrued expenses                                              45,238               90,893
                                                 --------------------    -----------------

TOTAL CURRENT LIABILITIES                                     76,171              105,124

LONG-TERM DEBT - related parties,
net of current portion                                       116,935              101,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY EQUITY
Common stock                                                   1,472                1,000
Additional paid-in capital                                   317,428               34,900
Accumulated deficit                                         (461,636)            (195,558)
                                                 --------------------    -----------------

TOTAL STOCKHOLDERS' DEFICIENCY                              (142,736)            (159,658)
                                                 --------------------    -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                    $ 50,370             $ 47,185
                                                 ====================    =================

See Notes to financial statements.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT

                                   (Unaudited)

                                                                                                            October 19,
                                                                                                               1999
                                                                   For the six months ended                (Inception)
                                                                                                              through
                                                                 June 30,               June 30,              June 30,
                                                                   2001                   2000                 2001
                                                            -------------------    -------------------   ------------------
REVENUES                                                                 $ 903              $   5,581              $ 8,065
                                                            -------------------    -------------------   ------------------

OPERATING EXPENSES
Organization                                                              -                      -                   5,554
General and administrative                                              41,738                143,384              341,699
Research and development                                                11,748                 19,929               81,067
Marketing and promotional                                                1,950                  2,689               41,381
                                                            -------------------    -------------------   ------------------

TOTAL OPERATING EXPENSES                                                55,436                166,002              469,701
                                                            -------------------    -------------------   ------------------

LOSS BEFORE INCOME TAX BENEFIT                                         (54,533)              (160,421)            (461,636)

INCOME TAX BENEFIT, net                                                      -                      -                    -
                                                            -------------------    -------------------   ------------------

NET LOSS                                                               (54,533)              (160,421)            (461,636)

ACCUMULATED DEFICIT - beginning                                       (407,103)               (35,138)                   -
                                                            -------------------    -------------------   ------------------

ACCUMULATED DEFICIT - ending                                        $ (461,636)             $(195,559)          $ (461,636)
                                                            ===================    ===================   ==================

Loss per share of common stock - Basic and Diluted                  $    (0.02)             $   (0.11)          $    (0.24)
                                                            ===================    ===================   ==================

See Notes to financial statements.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                   (Unaudited)

                                                                                                   October 19,
                                                                                                      1999
                                                            For the six months ended              (Inception)
                                                                                                     through
                                                            June 30              June 30             June 30
                                                             2001                 2000                2001
                                                      -------------------   -----------------   ------------------
Cash Flows From Operating Activities
Net loss                                                       $ (54,537)          $(160,421)          $ (461,636)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                                       6,632               5,197               22,044
Decrease (increase) in prepaid assets                              5,419             (12,000)             (25,000)
(Decrease) increase in accounts payable
and accrued expenses                                             (20,665)             77,650              44,344
                                                      -------------------   -----------------   ------------------

Total adjustments                                                 (8,614)             70,847               41,388
                                                      -------------------   -----------------   ------------------

Net Cash Used by Operating Activities                            (63,147)            (89,574)            (420,248)
                                                      -------------------   -----------------   ------------------

Cash Flows From Investing Activities

Security deposits paid                                                 -                   -               (4,355)
Advances to shareholder                                                -                   -               (4,327)
Purchases of fixed assets                                              -                   -              (12,520)
                                                      -------------------   -----------------   ------------------

Net Cash Provided (Used) by Investing Activities                       -                   -              (21,202)
                                                      -------------------   -----------------   ------------------

Cash Flows From Financing Activities

Issuance of common stock                                               -                   -              303,000
Proceeds from shareholder loans                                        -                   -                6,998
Net proceeds from notes payable -
related parties                                                   45,262              75,762              102,279
                                                      -------------------   -----------------   ------------------

Net Cash Provided (Used) by Financing Activities                  45,262              75,762              412,277
                                                      -------------------   -----------------   ------------------

NET INCREASE (DECREASE) IN CASH                                  (17,885)            (13,812)             (29,173)

CASH AT BEGINNING OF PERIOD                                      (11,288)              1,341                    -
                                                      -------------------   -----------------   ------------------
CASH AT END OF PERIOD                                          $ (29,173)         $  (12,471)           $ (29,173)
                                                      ===================   =================   ==================


See Notes to financial statements.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)


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

Development Stage Enterprise: The Company is currently devoting substantially
----------------------------
all of its efforts to establishing a new business and its planned principle operations have not commenced as of June 30, 2001. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

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

Basis of Presentation: In accordance with SFAS No.7, the Company's policy
---------------------
regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through June 30, 2001.

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

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

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of June 30, 2001 no options have been granted.

Risks and Uncertainties: Management regularly evaluates risks and uncertainties
-----------------------
and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company's management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and, officers and directors coverage. From inception through June 30, 2001, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as many otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

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

NOTE B - OFFERING MEMORANDUM

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

NOTE C - PROPERTY AND EQUIPMENT

At March 31, property and equipment consists of the following:

                                                        2001                  2000
                                               ---------------------    ------------------
Computer equipment, peripherals
    and software                               $          34,896        $       34,476
Office equipment                                           8,162                 8,162
                                               ---------------------    ------------------
                                                          43,058                42,638
Less:  accumulated depreciation                          (22,043)               (7,453)
                                               ---------------------    ------------------

     TOTAL                                     $          21,015        $       35,185
                                               ---------------------    ------------------

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE D - NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consists of the following:

                                                                      June 30,  2001          June 30, 2000
                                                                   ---------------------    ------------------
10%    Unsecured loans payable to shareholder
              paid in 2000                                         $    1,760               $     12,461

8%      Unsecured notes payable to shareholders
              Interest begins accruing on June 1, 2000
              Principal and interest due on August 30,
              2002                                                    116,935                    101,719

                                                                   ---------------------    ------------------
              TOTAL                                                   118,645                    103,479

Less:     Current portion                                              (1,760)                    (1,760)
                                                                   ---------------------    ------------------

     TOTAL                                                         $  116,935               $    101,719
                                                                   ---------------------    ------------------

NOTE  E-  TRANSACTIONS  WITH  AFFILIATE  AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

                                                          Inception
                           Six Month Period                through
                          June 30, 2001   June 30, 2000   June 30, 2001
                         --------------  --------------   --------------
Affiliate                $         -     $    8,874      $     8,874
Stockholders                       -          6,998      $     6,998
                         ------------         -----      -----------

TOTAL                              -     $   15,872      $    15,872
                         ============    ==========      ===========

NOTE  E-  TRANSACTIONS  WITH  AFFILIATE  AND STOCKHOLDER - Continued

In addition, summarized below is the non-cash investing and financing activities with related parties:

                                                          Six Months Period                    Inception through
                                                 June 30, 2001          June 30, 2000             June 30, 2001
                                               -------------------    -------------------- -- -------------------

Affiliate:
   Funds advanced for the purchase
   of property and equipment.                  $             -        $           13,745      $          13,745
                                               ----------------       ------------------      -----------------

Stockholders:
Stockholders issued promissory
notes  in  connection  with their
direct payment to vendors for the
purchase   of   property   and
equipment.                                     $             -                     2,500                  2,500
                                               --------------                      -----                  -----
Stockholders  issued   common
stock in connection with their
direct payment to vendors for
the purchase of property  and
equipment.                                                  -                     13,400                  13,400
                                               -----------------      ------------------      ------------------

     TOTAL STOCKHOLDERS                                     -                     15,900                  15,900
                                               -----------------      ------------------      ------------------

     TOTAL AFFILIATE AND
          STOCKHOLDERS                         $            -         $           29,645      $          29,645
                                               ================       ===================     =================

The Affiliate is owned 100% by a majority stockholder of the Company.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE F - STOCKHOLDERS' EQUITY

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

NOTE F - STOCKHOLDERS' EQUITY - Continued

As more fully disclosed in Note B to these financial statements, the Offering Memorandum provides for the sale of an additional 707,500 shares of the Company's $.000666 par value common stock at a price of $.40 per share.

NOTE G - COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through June 30, 2001.

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE G - COMMITMENTS - Continued

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

The Distribution Agreement sets forth a combination of one or more of the following fee structures: (a) Session Pricing--Connection costs per "customer session" subject to various volume levels; (b) Minimum Volume Commitments--Twelve (12) non-refundable minimum monthly payments by the Company of one thousand ($1,000.00) dollars to be applied to the first one thousand of monthly charges with no carryover if the minimum is not met. The entire amount of twelve thousand ($12,000) dollars is payable in advance upon execution of the Distribution Agreement; (c) Programming Fees--The Company is subject to a fifty ($50) dollar one-time "start-up" fee per customer. The Distribution Agreements are for a one (1) year term and are subject to automatic one-year renewals unless terminated by either party with thirty (30) days written notice prior to the expiration of the then-effective term. The $12,000 fee was paid in June 2000. At June 30, 2001 this fee is included in general and administrative expense.

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE G - COMMITMENTS - Continued

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

Employment Agreements: Effective July 1, 2000, the Company extended three-year
---------------------
employment agreements to two of its officers, who are also stockholders of the Company. These agreements, among other things, contain certain provisions relating to: nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000, $180,000 and $195,000 and the other totals $85,000, $140,000 and $195,000 for each of the twelve (12) month periods ending December 31, 2002, 2003 and 2004, respectively, or upon the Company commencing operations, whichever is sooner.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE G - COMMITMENTS - Continued

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

Future minimum lease payments required under this lease as of June 30, 2001 are as follows:

                  Year
                  ----
                  2001                                 $12,456
                  2002                                  25,000
                                                       --------
Total minimum lease payments                           $37,456
                                                        =======

Rent expense was approximately $6,300 for each six month periods ended June 30, 2000 and 2001 and $45,300 for the period of inception through June 30, 2001.

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

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE G - COMMITMENTS - Continued

As of June 30, 2001, the Company has not granted any stock options or rights.

NOTE H - CONTINGENCIES

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

NOTE  I  -  EARNINGS  (LOSS)  PER  SHARE  OF COMMON STOCK

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

                                                           October 19, 1999
                                                          (Inception) through
   June 30, 2000                 June 30, 2001              June 30, 2001
 ---------------------------   ------------------------   --------------------
 1,499,950                     2,207,450                  1,903,201
 =========                     =========                  =========

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2001 and June 30, 2000
                                      and
                   For the Six Month Periods then ended and
              for the period October 19, 1999 (Date of Inception)
                             through June 30, 2001
                                  (Unaudited)

NOTE  I  -  EARNINGS  (LOSS)  PER  SHARE  OF COMMON STOCK - Continued

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any dilutive stock options outstanding as of June 30, 2001.

NOTE J - INCOME TAXES

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

At June 30, 2001 the Company had a net operating loss carryforward of approximately $462,000. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30 are approximately as follows:

                                                              2001                2000
                                                              ----------------    ----------------
   Net operating loss carryforward                            $    174,000        $   60,000
   Valuation allowance for deferred tax assets.                   (174,000)          (60,000)
                                                              ----------------    ----------------
         Net deferred tax assets                              $          -         $        -
                                                              ===========          =========

Item 2. Management Discussion and Analysis and Plan of Operation
-----------------------------------------------------------------

                                                      Six - month period
                                             June 30, 2001      June 30, 2000       October 19 (Inception)
                                                                                    through June 30, 2001
                                           ------------------ --------------------- -------------------------
Development Stage Revenues                 $         903    $         5,581         $             8,065
                                           ------------------ --------------------- -------------------------
Development Stage Expenses                 $      55,436    $       166,002         $           469,701
                                           ------------------ --------------------- -------------------------
Deficit Accumulated During the             $     461,636    $       195,559         $           461,636
Development Stage                          ------------------ --------------------- -------------------------


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

The Company launched its service July 1st 2001. The Company intends to continue attracting new marketing partners to continue increasing the brand name of its services and continue increasing its customer base. In addition, the Company intends to continue its ongoing marketing campaign for the following 12 months. Currently, the Company spends approximately $15,000 per month. In order to fund the Company, the officers and directors of the Company will continue making capital contributions to the Company for the next 6 (six) months. Startcall expects to start generating revenues as soon as August 2001 and estimates that it will have close to or over 1,000 paying customers by August 15th 2001. At the minimum income per customer of $29.95, the Company should be generating sufficient funds to cover its current monthly expenses. The Company anticipates that it will continue adding new services to its service menu with any potential new services related to its market area.

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

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and related party loans, the Company from time to time experienced cash flow shortages that have slowed the Company's growth. Through June 30, 2001, the consequences of those cash flow shortages has been an increase of accrued expenses and stockholder loans bringing those amounts to approximately $45,238 and $118,000, respectively.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 20, 2001.

                             Startcall.com, Inc.
                             (Registrant)

Date: August 20, 2001           /s/ Antonio Treminio
                             --------------------------
                                 Antonio Treminio
                                 President and Director