Form 10QSB/A
period 2001-03-31
STARTCALL COM INC
filed 2001-11-02
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

Revenue Recognition: The Company recognizes revenues upon the delivery of a
-------------------
product or service. Installation, maintenance and service fees paid in advance by customers are initially recorded as deferred revenues and subsequently amortized over the life of their respective contract periods.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 2, 2001.

                             Startcall.com, Inc.
                             (Registrant)

Date: November 2, 2001           /s/ Antonio Treminio
                             --------------------------
                                 Antonio Treminio
                                 President and Director