Form 10QSB
period 2001-09-30
STARTCALL COM INC
filed 2001-12-04
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                          Yes X             No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 3, 2001 the Company had 2,207,450 shares of Common Stock outstanding, $0.000666 par value.

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

The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
(Unaudited)

                                                                                    As of September 30,
                                                                                 2001                 2000
ASSETS
CURRENT ASSETS

Cash                                                                                -                    -
Prepaid expenses                                                               25,000               12,000

TOTAL CURRENT ASSETS                                                           25,000               12,000

PROPERTY AND EQUIPMENT, net                                                    17,698               32,800

OTHER ASSETS                                                                    4,355                    -

TOTAL ASSETS                                                                   47,053               44,800

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance                                          2,439               33,186
Current portion notes payable -
related parties                                                                 1,760                1,760
Accounts payable and

accrued expenses                                                               61,246               12,780

TOTAL CURRENT LIABILITIES                                                      65,445               47,726

LONG-TERM DEBT - related parties,
net of current portion                                                        137,048              110,205

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock                                                                    1,472                1,000
Additional paid-in capital                                                    317,428              143,900
Accumulated deficit                                                          (474,340)            (258,032)

TOTAL STOCKHOLDERS' DEFICIENCY                                               (155,440)            (113,132)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                                       47,053               44,800

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

(Unaudited)

                                                                                    October 19, 1999
                                                       For the nine months ended   (Inception) through
                                                    September 30,   September 30,   September 30,
                                                         2001           2000          2001
                                                         ----           ----          ----
REVENUES                                                  2,387         6,775         9,549

OPERATING EXPENSES
Organization                                                 --            --         5,554
General and administrative                               62,159       185,783       362,120
Research and development                                  7,515        41,197        76,834
Marketing and promotional                                   (50)        2,689        39,381

TOTAL OPERATING EXPENSES                                 69,624       229,669       483,889

LOSS BEFORE INCOME TAX BENEFIT                          (67,237)     (222,894)     (474,340)

INCOME TAX BENEFIT, net                                      --            --            --

NET LOSS                                                (67,237)     (222,894)     (474,340)

ACCUMULATED DEFICIT - beginning                        (407,103)      (35,138)           --

ACCUMULATED DEFICIT - ending                           (474,340)     (258,032)     (474,340)


Loss per share of common stock - Basic and Diluted        -0.03         -0.15         -0.25

                STARTCALL.COM, INC.
          (A Development Stage Enterprise)

              STATEMENTS OF CASH FLOWS

            INCREASE (DECREASE) IN CASH

                    (Unaudited)

                                                                                                          1999
                                                           For the nine months ended                  (Inception)
                                                   -------------------------------------------
                                                                                                        through
                                                        September 30,        September 30,           September 30,
                                                             2,001               2000                     2001
                                                   ----------------       --------------------      -----------------
Cash Flows From Operating Activities
Net loss                                                   (67,237)                  (196,187)              (474,340)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                                 9,949                      7,582                 25,361
Decrease (increase) in prepaid assets                        5,419                    (12,000)               (25,000)
(Decrease) increase in checks drawn
    in excess of cash                                        2,439                     33,187                  2,439
(Decrease) increase in accounts payable
and accrued expenses                                        (4,657)                    52,661                 60,353

Total adjustments                                           13,150                     81,430                 63,152

Net Cash Used by Operating Activities                      (54,087)                  (114,757)              (411,188)

Cash Flows From Investing Activities

Security deposits paid                                           -                                            (4,355)
Advances to shareholder                                          -                          -                 (4,327)
Purchases of fixed assets                                        -                          -                (12,520)

Net Cash Used by Investing Activities                            -                          -                (21,202)

Cash Flows From Financing Activities

Issuance of common stock                                         -      0                   -                303,000
Proceeds from shareholder loans                                  -                                             6,998
Net proceeds from notes payable -
related parties                                             65,375                    113,416                122,392

Net Cash Provided by Financing Activities                   65,375                    113,416                432,390

NET INCREASE (DECREASE) IN CASH                             11,288                     (1,341)                     -

CASH AT BEGINNING OF PERIOD                                (11,288)                     1,341                      -

CASH AT END OF PERIOD                                            -                          -                      -

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

Nature of the Business: The Company plans on operating as an Application Service Provider, or ASP, and offering real-time interaction technology as an outsource service. Management is in the process of establishing a viable solution to real-time access to commerce business over the Internet. The Company plans to offer these businesses the opportunity to improve their online customer care service capabilities by placing an internet voice box and a Text Chat button with a URL push feature on the websites of some of these potential domestic and international business customers. These tools should not only provide the visitors and customers of a particular website live help at the crucial point of purchase, but they should also facilitate other types of needed assistance.

Development Stage Enterprise: The Company is currently devoting substantially
-----------------------------
all of its efforts to establishing a new business and its planned principle operations have not commenced as of September 30, 2001. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

Basis of Presentation: In accordance with SFAS No.7, the Company's policy
----------------------
regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through September 30, 2001.

The Company's independent accountants are including a "going concern" paragraph in their review report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the "going concern" paragraph states that the Company's ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

Property and Equipment: Property and equipment are stated at cost. Depreciation
----------------------
and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.

The straight-line method of depreciation is used for financial reporting purposes.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

Use of Estimates: In preparing financial statements in conformity with generally
------------------
accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include, but not be limited to, those pertaining to the estimated useful lives of property and equipment and software, determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

Stock-Based Compensation: The Company will account for stock-based compensation
-------------------------
using the intrinsic vale method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation costs for stock options, if any, are measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation costs over the requisite vesting periods based on the market value on the date of grant. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company's stock at the end of each period.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of September 30, 2001 no options have been granted.

Risks and Uncertainties: Management regularly evaluates risks and uncertainties
-----------------------
and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company's management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and, officers and directors coverage. From inception through September 30, 2001, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as many otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

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

Income Taxes: On December 29, 1999, the stockholders holding a majority of the
------------
shares of the Company's issued and outstanding shares voted to terminate its S-election with the Internal Revenue Service, with an effective date retroactive to October 19, 1999.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

NOTE C - PROPERTY AND EQUIPMENT

At September 30, property and equipment consists of the following:

                                                                           2001                     2000
Computer equipment, peripherals
    and software                                                  $          34,896          $       34,476
Office equipment                                                              8,162                   8,162
                                                                  -----------------          --------------
                                                                             43,058                  42,638
Less:  accumulated depreciation                                             (25,360)                 (9,838)
                                                                  -----------------          --------------
     TOTAL                                                        $          17,698          $       32,800
                                                                  =================          ==============

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

NOTE D - NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consists of the following:

                                                                    September 30,  2001      September 30, 2000
                                                                   ---------------------    ------------------
10%    Unsecured loans payable to shareholder
              paid in 2000                                         $    1,760               $      1,760

8%      Unsecured notes payable to shareholders
              Interest begins accruing on June 1, 2000
              Principal and interest due on August 30,
              2002                                                    137,048                    110,205

                                                                   ---------------------    ------------------
              TOTAL                                                   138,808                    111,965

Less:     Current portion                                              (1,760)                    (1,760)
                                                                   ---------------------    ------------------

     TOTAL                                                         $  137,048               $    110,205
                                                                   ==========               ============

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

                                                                 Inception
                           Nine Month Period                     through
                      September 30, 2001  September 30, 2000   September 30, 2001
                      ------------------  ------------------   ------------------
Affiliate                $         -     $    8,874            $     8,874
Stockholders                       -          6,998            $     6,998
                         ------------         -----            -----------

TOTAL                              -     $   15,872            $    15,872
                         ============    ==========            ===========

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER - Continued

In addition, summarized below is the non-cash investing and financing activities with related parties:

                                                          Nine Months Period                    Inception through
                                                September 30, 2001     September 30, 2000      September 30, 2001
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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

NOTE G - COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through September 30, 2001.

License and Distribution Agreement and the End-User License Agreement: On
---------------------------------------------------------------------
October 19, 1999, the Company ("Licensee"), entered into a License and Distribution Agreement and an End-User License Agreement, herein collectively referred to as the "License Agreement" with an unrelated third party ("Licensor"). The Licensor grants the Licensee a perpetual, nonexclusive, non-transferable license to use certain software solely for the Licensee's business purpose, without further re-selling or distribution, except the Licensee may duplicate and distribute the software to end-user customers. The Licensee may also use the Licensor's trade names and trademarks. The media containing the software is subject to a 90-day warranty, but the Licensor does not warrant its software. The fee structure associated with this agreement is disclosed in the Distribution Partner Agreement described below.

Distribution Partner Agreement: On June 14, 2000, the Company executed a
------------------------------
Distribution Partnership Agreement (the "Distribution Agreement") with the unrelated third party Licensor. The Distribution Agreement provides that the Company distribute to its customers, the Licensor's web- to-phone Internet telephony and multimedia services.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

NOTE G - COMMITMENTS - Continued

The Company, at its expense, is responsible for providing the first level of technical support to its customers relating to the use of the Licensor's software and services, subject to the terms of the Licensor's standard support agreement and, the License and Distribution Agreement and the End- User License Agreement, disclosed in the preceding paragraph of these financial statements. The Licensor has agreed to provide the second level of technical support to the Company's customers, subject to the terms of its standard support agreement.

The Distribution Agreement sets forth a combination of one or more of the following fee structures: (a) Session Pricing--Connection costs per "customer session" subject to various volume levels; (b) Minimum Volume Commitments--Twelve (12) non-refundable minimum monthly payments by the Company of one thousand ($1,000.00) dollars to be applied to the first one thousand of monthly charges with no carryover if the minimum is not met. The entire amount of twelve thousand ($12,000) dollars is payable in advance upon execution of the Distribution Agreement; (c) Programming Fees--The Company is subject to a fifty ($50) dollar one-time "start-up" fee per customer. The Distribution Agreements are for a one (1) year term and are subject to automatic one-year renewals unless terminated by either party with thirty (30) days written notice prior to the expiration of the then-effective term. The $12,000 fee was paid in June 2000. At September 30, 2001 this fee is included in general and administrative expense.

The Distribution Agreements may also be terminated by either party with seven
(7) days prior written notice in the event of an occurrence of certain defined events, including a material breach of the terms and conditions therein.

Dealer/Promoter Agreements: During 2000, the Company executed various
----------------------------
non-exclusive agreements whereby these independent contractors agree to use their best efforts to cause end-users to purchase the Company's services. During the terms of these Agreements, the Company has agreed to pay the Dealer/Promoters a commission in accordance with the established schedules, as more fully described in each of the duly executed original service agreements. These Agreements expire under various criteria ranging from the earlier of Nine
(6) to twelve (12) months, or the sale of two (2000) to five (5,000) thousand accounts of ClickIChat and/or ClickICall services. The Agreements are renewable under certain conditions and may be cancelled by either party with thirty (30) days advance written notice.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

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

Employment Agreements: Effective July 1, 2000, the Company extended three-year employment agreements to two of its officers, who are also stockholders of the Company. These agreements, among other things, contain certain provisions relating to: nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000, $180,000 and $195,000 and the other totals $85,000, $140,000 and $195,000 for each of the twelve (12) month periods ending December 31, 2002, 2003 and 2004, respectively, or upon the Company commencing operations, whichever is sooner.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

NOTE G - COMMITMENTS - Continued

Lease Agreement: The Company conducts its operations from facilities that are
----------------
leased under a two- year lease agreement expiring on September 14, 2002. There is an option to renew for an additional two years at an increased monthly rental. Under the lease agreement the Company is subject to additional charges related to their proportionate share of operating expenses as well as maintaining minimum levels of insurance coverage.

Future minimum lease payments required under this lease as of September 30, 2001 are as follows:

Year
----
2001                                 $  6,225
2002                                   25,000
                                     --------
  Total minimum lease payments        $31,225
                                      =======

Rent expense was approximately $9,400 and $18,690 for the nine month periods ended September 30, 2000 and 2001 and $51,528 for the period of inception through September 30, 2001.

Stock Compensation Plans: On December 29, 1999, the Board of Directors approved
-------------------------
the adopting of three stock option plans that will provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the quality personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the common stock of the Company. In connection with these plans, the Company is authorized to grant options up to 714,285 shares. Options to be granted under these plans will be at prices, which are either equal to or above the market value of the stock on the date of grant, vest over two-, three-and four-year periods, and expire ten years after the grant dates.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

NOTE G - COMMITMENTS - Continued

with earnings per share will be reduced to pro forma amounts to be disclosed in the financial statements for the applicable periods.

As of September 30, 2001, the Company has not granted any stock options or rights.

NOTE H- CONTINGENCIES

Going Concern: As discussed previously in Note A to these financial statements,
-------------
uncertainties exist with respect to the Company's ability to continue as a going concern.

Lack of Insurance: As previously discussed in these financial statements, the
-----------------
Company does not maintain any insurance coverage and the Company therefore, is in violation of certain agreements. Upon receipt of the net proceeds, if any, from the Offering Memorandum discussed in Note B to these financial statements, management intends to secure the necessary insurance coverage. No estimates have been made as to the amounts that may be required should an unexpected loss occur and, accordingly, no accruals have been made in these financial statement for self-insurance reserves that might be necessary.

NOTE I- EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Statement of Financial Accounting Standards No 128, "Earnings Per Share," requires two presentations of earnings (loss) per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted- average number of common shares (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earning per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The numerator in calculating both basic and diluted earnings (loss) per share for each period is the reported net income (loss). The denominator is based on the following weighted-average number of common shares outstanding for each of the respective periods:

                                                                            October 19, 1999
                                                                           (Inception) through
                       September 30, 2000       September 30, 2001         September 30, 2001
                       ------------------       ------------------         ------------------
                            1,499,950            2,207,450                  1,937,974
                            =========            =========                  =========

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2001 and September 30, 2000
                                       And
                  For the Nine Month Periods then ended and for
   the period October 19, 1999 (Date of Inception) through September 30, 2001
                                   (Unaudited)

NOTE I - EARNINGS (LOSS) PER SHARE OF COMMON STOCK - Continued

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any stock options outstanding as of September 30, 2001.

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

At September 30, 2001 the Company had a net operating loss carryforward of approximately $474,340. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30 are approximately as follows:

                                                               2001                  2000
                                                               ----                  ----
Net operating loss carryforward                            $    178,500          $    84,000
                                                               (178,500)             (84,000)
                                                           ------------          -----------

      Net deferred tax assets                              $          -          $         -
                                                           ============          ===========

Item 2. Management Discussion and Analysis and Plan of Operation
-----------------------------------------------------------------

                                                      Nine-month period
                                             September 30, 2001   September 30, 2000       October 19
                                                                                         (Inception)
                                                                                    Through September 30, 2001
                                           ------------------ ---------------------  -------------------------
Development Stage Revenues                 $       2,387    $         6,775         $             9,549
                                           ------------------ ---------------------
-------------------------
Development Stage Expenses                 $      69,624    $       229,669         $           483,889
                                           ------------------ ---------------------
-------------------------
Deficit Accumulated During the             $     474,340    $       258,032         $           474,340
Development Stage                          ------------------ ---------------------
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

The Company launched its service July 1st 2001. The Company intends to continue attracting new marketing partners to continue increasing the brand name of its services and continue increasing its customer base. In addition, the Company intends to continue its ongoing marketing campaign for the following 12 months. Currently, the Company spends approximately $15,000 per month. In order to fund the Company, the officers and directors of the Company will continue making capital contributions to the Company as required. StartCall now expects to start generating revenues as soon as February, 2002 and estimates that it will have close to or over 1,000 paying customers by February 28th 2002. At the minimum income per customer of $29.95, the Company should be generating sufficient funds to cover its current monthly expenses. The Company anticipates that it will continue adding new services to its service menu with any potential new services related to its market area.

There are currently over 8,000 Internet Service Providers or ISP's and web-hosting companies in the United States. The regional nature of their business usually creates a fixed customer base and margin sensitive business. StartCall intends to capitalize on these conditions by offering the ISP a simple, effective way to:

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

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and related party loans, the Company from time to time experienced cash flow shortages that have slowed the Company's growth. Through September 30, 2001, the consequences of those cash flow shortages has been an increase of accrued expenses and stockholder loans bringing those amounts to approximately $61,000 and $138,000, respectively.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 4, 2001.

                             Startcall.com, Inc.
                             (Registrant)

Date: December 4, 2001       /s/ Antonio Treminio
                             --------------------------
                                 Antonio Treminio
                                 President and Director