Form 10KSB
period 2001-12-31
STARTCALL COM INC
filed 2002-04-30
CIK 1120970

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                           Commission file no. 0-32429

                               STARTCALL.COM, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                                        65-0955118
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

   719 5th Street Miami Beach, FL                                  33139
       --------------------                                      ----------
(Address of principal executive offices)                         (Zip Code)

                 Registrant's telephone number: (786) 497-1500

        ----------------------------------------------------------------
        (Former name and/or former address, if changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange on
           Title of each class                 which registered

               None                                     None
            -----------                          -------------------

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.000666 par value

                                (Title of class)

                      ------------------------------------

                        Copies of Communications Sent to:

                              Anslow & Jaclin, LLP

                             4400 Route 9, 2nd Floor

                           Freehold, New Jersey 07728
                    Tel: (732) 409-1212 - Fax: (732) 577-1188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes            No   x
         -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2001: $3,471.00

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 29, 2002, was: $1,600,501.

There were 24,281,950 shares of the registrant's common stock outstanding as of April 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:         None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SUMMARY TABLE OF CONTENTS SUMMARY TABLE OF CONTENTS

PART I

Item 1.                    Description of Business.
Item 2.                    Description of Property.
Item 3.                    Legal Proceedings.
Item 4.                    Submission of Matters to a Vote of Security Holders.

PART II

Item 5.                    Market for Common Equity and Related Stockholder
                           Matters.
Item 6.                    Management's Discussion and Analysis or Plan of
                           Operation.
Item 7.                    Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10.                   Executive Compensation.
Item 11.                   Security Ownership of Certain Beneficial Owners and
                           Management.
Item 12.                   Certain Relationships and Related Transactions.
Item 13.                   Exhibits, List and Reports on Form 8-K.

PART I

Forward Looking Statements

This Form 10-KSB includes "forward looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 1.  Description of Business

We were incorporated under the name Click and Call Corporation in the State of Florida in October, 1999 and on June 5, 2000 a Certificate of Amendment was filed with the Secretary of State of Florida changing the name of the Company to StartCall.com, Inc.

StartCall.com, Inc. is an application service provider (ASP) that offers real-time interaction technology as an out source service. It was established to suit the need for a quick and easy solution to customer service while conducting e-commerce business over the Internet.

The Company will offer to all businesses the opportunity to improve their online customer care service by placing an Internet voice box and a Text Chat button with a URL push feature on their website. These tools allow their visitors and customers visiting their websites to receive live help at the crucial point of purchase and or when any type of assistance is needed.

Business Overview.

The nature of our products or services is to offer a technology that will enable visitors to a web site to simply click on a button and request live help at the crucial point of purchase or when needed or desired by the customer. We currently provide only two ways of Interaction: Via Voice or through Voice over Protocol Technology and Interactive Text Chat or Instant Messaging.

Through a public relations campaign, in-house sales representatives, strategic alliances, and advertising, StartCall's goal is to become the leading business for all businesses that provide online customer service solutions for e-commerce. The Company's plan is to bring the element of human-touch to the online world. Our tools allow their visitors, customers and potential customers visiting their Web site to receive live help at the crucial point of purchase and/or when any type of assistance is needed. We intent to become the predominant e-commerce service company by providing our Online Interactive Technology that will be both Efficient and Cost Effective for any business with a presence in the Internet, our primary service is ClickiChat/Support.

The ClickiChat/Support button allows Net surfers to receive live assistance via Text. Live Chat is popular among many of today's Internet buyers. Customer service representatives ("CSRs") can manage multiple chat sessions simultaneously, serving multiple buyers cost effectively. Chat sessions are helpful in processing orders for the hearing impaired. The ClickiChat/Support service is personal, private and secure. The URL push or Pushing pages feature impresses and educates site - visitors on the navigation of the site, to show product information or instructions not otherwise available, or to share confidential, competitive difference or pricing information that would not otherwise be made available for all Web site visitors. A CSR can instantly "push" those pages and images to qualified prospects in an impressive manner that supports the selling process.

We believe that our ClickiChat service offers our clients the opportunity to increase sales by answering customer questions and solving customer problems at critical points in the buying process. It also enables our clients to reduce customer service costs by allowing them to enhance operating efficiency and to improve customer response times. In addition, information captured in transcripts of live text-based interactions can be used by our clients to increase their responsiveness to customer needs and preferences, thereby improving customer satisfaction, loyalty and retention.

We started offering our ClickiChat/Support service on July 1, 2001. We have received small amounts of revenue from the sale of our ClickiChat/Support solution as well as miscellaneous consulting. Even though we have not promoted our ClickiChat/Support service, we had visitors to our web site who decided to buy our service and therefore we able to receive some limited revenues. Therefore, we are going to start selling our services directly through our Web sites: www.startcall.com,www.liveinternethelp.com, www.clickicall.com, www.clickichat.com. We intend to generate traffic by promoting the name of our services. In addition, we intend to start promoting our services through our strategic marketing alliances by offering to their customers a 30 FREE trial of our ClickiChat/Support service. This means that the customers will have unlimited usage of the Clickichat/Support service for 30 days. With some of our strategic marketing alliances we will have an ongoing promotional marketing campaign for yet an undetermined amount of time. We do not and will not rely on one specific marketing alliance to generate substantial revenues and we will continue finding new channels of distribution to market our services. This 30 day FREE trial campaign will focus on our ClickiChat/Support service only. This offers means that we will allow business with a presence on the Internet to test our ClickiChat/Support service on their site as an Interactive Text Chat Solution.

Our methods to increase traffic to our Web sites will be by initiating email campaigns talking about our services. We will try to attract more awareness to our services by doing road shows or participating in trade shows, press releases, associating to chamber of commerce nationally and internationally. We will provide a 30-day FREE trial of our ClickiChat/Support service to all first time users so they may become familiar with our service.

We feel that our potential difficulty is timing. There are several other companies competing in our area of business services. Our goal is to achieve certain parameters that will allow us to compete with companies which provide similar services to those of the ClickiChat/Support solution. In addition, our goal is to maintain up-to-date with new technologies to provide our customers with rapid solutions to their needs in the area of online customer service. In addition, we also feel that we should be able to gain market share due to the quality of our marketing alliances, and influences these strategic alliances may have on their customers.

Since our primary product is the ClickiChat solution, we feel confident that once we officially launch our services we should be able to gain market share fairly quickly. We do not choose to make any other of our services such as ClickiCall our primary product because, in the opinion of our management, there is not enough interest in the market for this type of service. Furthermore, the ClickiCall service requires end users to have a sound card on their computer, plus speakers and other minor components, which everyone does not have. This is unlike the ClickiChat/Support which is just simple text chat that every computer is able to do. There is always the possibility that someone else may come up with a better technology and for lesser price. Currently, there are no companies or technology offering services similar to our services at our price structure.

Our prices were effective on June 1st, 2001. Each of these packages will provide the following functions and benefits:

Reduces Cost - Your customer service reps can each manage up to 4 support sessions at one time vs. answering phone call, one on one. More Reduced Costs - By answering more customer/prospect services questions over the web, your 800 expenses will decrease.

Make support personnel more efficient - Streamline your organization's chat sessions with pre-determined messages, allowing your support staff to answer customers/prospects questions quicker and more accurately.

Managing your Customer/Prospect Service Rep - Many companies record the telephone conversation of their customer/prospect service reps, however they are randomly reviewed. Documentation of each text chat session using
ClickiChat/Support allows for management to evaluate and train more efficiently.

Learn about your Customer/Prospect before the chat session begins - Free integration with the ClickiChat/Exchange (ClickiChat/Exchange goes into open beta on December 15th. Push Page Technology Control the customer's/prospect's desktop - The ability to push URL web pages and images to the customer's/prospect's desktop assists in providing your customers/prospects with immediate visual and documented support. Integrated FAQ access - Quick access to all FAQ contents.

Chat transfer - Quickly transfer an in-progress chat to another supporter. Listing Departments - Allows customer/prospect to target question(s) to the appropriate personnel.

Audio and Visual Cues- Computer speaker(s) will ring differentiating a ClickiChat inquiry vs. a telephone inquiry as well as a pop-up window appearing at the start and during chat session activity.

Archiving Data - past chat session activity is stored in the ClickiChat/administration database and can be reviewed at anytime. Leave a Message Feature - If unavailable, this option will allow an e-mail to be forwarded to your address or any address that you determine. Dedicated or floating support personnel - We offer per/seat and floating user licenses.

Chat Priority Distribution - Forwards calls to first available and/or uses priority listing, which you determine. Call Center Support - The ability to support multiple organizations.

For Administrators- Turning your customer support from a cost center to a profit center requires technology that is simple and cost-effective. ClickiChat/Support recognizes this, and provides your IT staff and administrators with the following benefits:

Rapid implementation - Get up and running in one-hour. ClickiChat/Support requires very little administrative overhead since it is a 100% hosted ASP solution that is completely web-driven. ClickiChat does not require any software installations for you, your supporters, or your customer/prospect's computers. Easy administration - We offer our own comprehensive customer support portal that allows you to administer and analyze your entire ClickiChat/Support solution via support.ClickiChat.com (link)

Departmental support - Some of your support reps may be from the sales department, others may come directly from your customer support department. Upper management may participate in online customer support as well. To accommodate the different requirements for each type of user, ClickiChat/Support allows you to set up roles and use those settings to determine things such as who should get incoming requests first, and who has access to different components of our support portal. In addition, your customer/prospect will appreciate their needs being directed to the appropriate personnel without having to be transferred and on hold as is often the case.

Extensive customization - Your brand is what's important. ClickiChat/Support's extensive customization capabilities provide you with over 15 URL parameters. You can change everything from the background color of the chat window, to the image used for your "go" button.

Watch over your chat sessions - With ClickiChat/Support you can silently monitor all chat sessions. Administrators or department heads can interject comments silently to their support personnel, or include the customer/prospect in their comment. Additionally, administrators and department heads can broadcast silent messages to all of their employees at one time.

Analyze chat session - Through our support portal, you have complete access to all your chat archives via an online searchable repository. All our transcripts are stored as XML documents and offer full-text or parameterized queries to help you locate old chat sessions.

Detailed usage statistics - Our support portal also gives you detailed information on exactly how the ClickiChat/Support service is being utilized. We offer reports that can detail your entire organization (such as average chat session times and most frequent access times) to your individual supporters (such as average amount of time spent per chat session, amount of time they are logged into the service, etc.) Easy integration - We realize that ClickiChat/Support isn't the only customer/prospect application you use, so we've made it easy to integrate our service with your favorite help desk, CRM, or sales force automation software.

In order to personalize our ClickiChat service to our customers, we have set-up three different packages that will enable our customers to provide LIVE HELP to their online customer/prospect.

1. FREE ClickiChat/Support version: Free accounts will have complete access to all ClickiChat/Support functionality, except for the following features: (To be more specific this free version will be able to do all the functions available in our service except the ones written below)

                  o         Pre-set messages
                  o         Push pages
                  o         History profile
                  o         Chat transcripts

                  o         Button and chat window customization

2. Silver Package: ClickiChat/Silver enables the customer to have complete access to all ClickiChat/Support functionalities. Our ClickiChat/Silver includes one (1) operator per license.*

                  o         Cost: $29.95 per month
                  o         Additional Operators: $24.95 per month
                  o         Usage: Unlimited usage per month

3. Gold Package: Our ClickiChat/Gold enables your customers/prospects to also have complete access to all the ClickiChat/Support functionalities. ClickiChat/Gold includes four (4) operators per license.*

                  o         Cost: $89.95 per month
                  o         Additional Operators: $19.95 per month
                  o         Usage: Unlimited usage per month

*Dedicated or floating support personnel - We offer per/seat and floating user licenses. (You will have access to establishing unlimited operators, however simultaneous chat sessions can only occur if you have the required paid monthly licenses). As set forth above, the difference between our ClikiChat Silver package and Gold package is that our Silver package allows one operator per license and that our Gold package allows up to 4 operators per license. They both have all functionalities set forth above except for the amount of operators who able to use the software simultaneously. For further information on our Pricing Model for ClickiChat please visit: www.liveinternethelp.com.
                                           ------------------------

Currently we do not pay or receive revenues from other sources such as joint ventures or strategic alliances or online affiliated programs. We expect to receive revenues from the following sources once we launch our services:

         1.       Strategic Alliances
         2.       Online Affiliated Programs
         3.       Link Exchange

Our strategic marketing alliances are simply associations with companies that will help StartCall promote the usage and sale of its services to their customers and prospects. This type of relationship generates revenues to the Company when one of our strategic alliance refers one of its customers to buy our services. In exchange we provide this strategic marketing allied company a percentage of the revenue collected from each sale.

Furthermore, we may have what is known as the new online economy affiliated online programs which refers to when businesses with a presence on the Internet wish to promote our services by placing small adds on their web site. For every account we receive from this web site, the web site owner will receive a commission. This is what is known as an affiliated program.

Our agreements with our third parties supplier is to purchase rights for usage of the technology in order to provide our services. We currently have two suppliers. At present, we have reported the minimum expenses incurred to date as components of research and development costs. Upon the engagement of customers,

We charge our customers a flat rate of $14.95 per month, which includes 50 calls or sessions, additional call are $.25 per session unlimited.

2. Velaro, Inc. Provide us with the technology platform in order for us to sell our ClickiChat/Support service. We purchased such rights for $25,000 and an annual support fee $5,000 per year, plus handling fees or services when necessary. We have developed our own proprietary technology and is schedule to launch on June 1st, 2002. In the interim we will continue using Velaro's platform.

The Velaro function is to oversee the daily administrative operations of the Clickichat/Support solution. StartCall through Velaro provides reporting modules for tracking information and running reports plus control modules for customization. Users can generate their own real-time daily, weekly, monthly or customized reports; track call volume, length of the ClickIchat sessions, usage and collect customer data. (ClickIchat/Support is the Company's Interactive Text Solution).

We have several different contracts at this stage and are constantly trying to bring new potential strategic marketing alliances to promote our services. According to recent research undertaken by the Company in yahoo.com, we found exactly 8,071 ISP's (Internet Service Providers). We will pursue a campaign calling and emailing these ISP's with the objective to establish strategic marketing alliances. As of this date, we have entered into agreements with the following companies:

          o    Pricealliance.com
          o    LiveChatSupport.com
          o    Makeastore.com

We use a general dealer/promoter agreement with these companies. The terms of the agreements are standard for each company with the exception of the compensation plan which may change from one promoter to another, based upon the potential business that each individual promoter may have to offer. The following sets forth the general terms of these agreements:

     1. We utilize the services of the Promoter to promote said Services to end users. Promoter agrees to take reasonable steps to make available to potential end-users an opportunity to purchase our services in accordance with the our best interest. Additional products or services offered or sold to Promoter's contacts will be commissionable to Promoter. The Promoter shall be our non exclusive dealer for selling "Internet related services".

     2. We agree to make payments due to Promoter under this Agreement and to provide the Promoter with documents and information normally provided by us and necessary to fulfill Promoter's duties hereunder, including, but not limited to, Application Documents, Service Agreements, marketing materials, and documents and information regarding practices to configure the Services and support the Services.

     3. We pay the Promoter a fee for accounts in accordance with a Compensation Schedule set forth as an Appendix. The Promoter only receive fees from those accounts resulting from Promoter's efforts as evidenced by a duly executed original Service Agreement during the term of this Agreement and at times when neither Promoter nor end-user is in breach or default of this Agreement and/or the Service Agreement. Commissions are be payable to Promoter not later than the last day of each month following the month of the Company's receipt.

     4. The Agreements are effective upon execution by the last party to sign, and expires the sooner of six (6) months or the sale of 5000 account of ClickiChat/Support. The Agreement may thereafter renew on terms mutually agreeable to both parties. The Agreement may be terminated by either party at any time upon 30 days written notice or by a new term Agreement is executed, which shall supersede this Agreement.

     5. The following sets forth the standard appendix to these agreements with qregard calculation of compensation for these promoters: The expected performance of Promoter is to refer a minimum of 5 new subscribers per month or $ 1,000.00 in billing revenue. Minimum requirements are expected by the end of 6 months from the date of this Agreement. Month 7 will officially be the end of the ramp-up period and we expect the above stated performance. Both parties agree that Clickichat/Support is the subject of this Agreement and that the Promoter will maintain our price structure. The Promoter will refer potential purchasers of Live Chat licenses (Clickichat) at the Standard Price (Set by us and currently $ 29.95 per month with unlimited usage). The Promoter will receive a residual income as listed on the commission scale on Page #2 of the total monthly fees or sales that result from their referrals or follow up purchases as well as compensation of the installation fee, if charged.

The objective of these agreements is to initiate the promotion and sale of the Company's e-commerce interactive solution ClickiChat/Support. The above-mentioned companies combined have approximately 1 Million commerce Web sites as potential immediate customers. The agreements with these companies are strategic marketing alliances and these companies are not customers of the Company.

The Company plans to grow and expand by establishing new strategic marketing alliances throughout the world to provide a variety of interactive e-commerce solutions.

Continuing to Build Strong Brand Recognition. The StartCall brand name will be prominently displayed on the pop-up dialogue window that appears when an Internet user has requested assistance. We believe that high visibility placement of our brand name will create greater brand awareness and increase demand for the StartCall service. In addition, we intend to leverage increasing awareness of our brand and our reputation as a leading provider of real-time sales and customer service technology to become a well- recognized solution for companies doing business on the Internet. We intend to expand our traditional and online marketing activities to achieve these goals.

Achieving and Maintaining a Technological Leadership Position. The Company's goal is to achieve and maintain a leadership position in the industry through its technology. The Company believes it can achieve these goals since Vocaltec, has received more rewards than any other company developing Voice over IP technology. Once StartCall launches its own technology, it will concentrate its efforts to continue offering to its customers, competitive prices and added features to its services as needed or demanded in the market place. Our focus is to maintain ourselves in constant awareness of new developments of tightly integrated software design and network architecture that is both reliable and scalable.

We have already undertaken research by testing companies which competes in its arena such as: www.liveperson.com, www.livehelper.com, and www.humanclick.com. In addition, we intend to devote significant resources for research and development of new innovations. Over the course of the next six months we intend to invest approximately $100,000, if necessary, for the research and development of new innovations in our ClickiChat/Support service.

COMPETITION

StartCall will compete in the areas of Internet Live Customer Care Support over the Internet. It will provide its services to e-commerce based companies looking to improve their online customer care and/or provide interactive features through their Web site. We directly compete with companies focused on online live customer support and application service providers that facilitate real-time sales and customer service interaction.

The primary competition for StartCall's primary service, ClickiChat/Support, includes LivePerson, Inc. which is a pure-play ASP customer Service Company with a market cap of approximately $50 million. It is a publicly held company that has over 2000 customers and its revenues for the financial year 2000 were $6.2 million with a net loss of $29.5 million. LivePerson's chat service is priced at three times compared to our ClickiChat/Support. From a product offering perspective, ClickiChat has the most in common with LivePerson: both products are completely web-based and offer similar functionalities.

The Company will also compete, in some ways, with much larger companies such as Cisco, eGain, and Kana. All three of these vendors offer large integrated CRM solutions that contain some forms of web-based chat. These vendors compete on a much larger scale, and their engagements are typically greater than $150,000. None of these vendors offer an ASP solution to their products, and therefore have a much longer sales cycle, and require a significantly greater upfront investment from their customers. While StartCall's ClickiChat/Support has competitive overlap with these vendors from a functional standpoint, StartCall does not expect to engage them in head-to-head customer acquisitions.

We may also compete with other pure-play customer service organizations such as: cs-live, FaceTime, LiveAssist, and eShare. These vendors are third- and second-tier players that offer online customer support in the same fashion as our service. Each competes on different value propositions: some vendors offer the service for free but only provide limited functionality, requiring the customer to "upgrade" to the fee-based version. Others offer advertising supported versions of their product that push ad-banners into the chat session. We believes that we will offer the most cost effective price models available in the market today. To compare please visit C/Net web site or go to: http://webware.cnet.com/b/li/1-1005-1257.asp?tag=st.ww.dp.ClickiChat_rel.1-1005-
1257.

When we stated that it is our goal to become and maintain a leadership position with our services, we feel we can support such statement based on a number of different reasons such as pricing, obviously no assurance is available that no other competitor will maintain their prices lowers than ours. which

2. In addition, our sales force and customer service representatives focus on quality care service. StartCall provides live connectivity on the web between businesses and their prospects and/or clients. As such, it offers state-of-the-art technology at a fraction of the cost of traditional live-connectivity solutions without a significant, up-front financial commitment. With StartCall, small, mid-size and large corporations can now provide their customers immediate, on-demand interaction with their customer care or sales representatives, and this valuable competitive edge could be part of a Web site the same day it is requested. Unlike our competitors providing hardware/software applications at customer's premises, StartCall is uniquely positioned to provide easy-to-implement, easy-to-use, and the most cost effective and reliable Web live-connectivity solutions, both via the telephone as well as in the chat format.

MARKETING
---------

The Company will market its products and services through internal direct sales and Independent Sales Channels. Internet sales and promotion are managed by Sylvio Martini, our Vice President of Technology, and strategic alliances are managed by Antonio Treminio, our President and Chief Executive Officer. From its central offices in Miami, Florida, StartCall manages the marketing, administration, and coordination for all of the Company's activities.

A business in need of StartCall's service has several options. It can either log on to our Web site at http://www.startcall.com and receive live assistance, it can call our toll free number or send an email to inform us of their interest in our service. Upon acknowledging such interest, a customer service representative will contact them to establish the relationship. Within 24 hours thereafter, the business will be able to have their potential customers utilize the service with the simple click of a button. A trained StartCall technician will work in conjunction with the Webmaster to install the services. Once installed, the process of utilizing the CickiChat/Support button is quite simple for the businesses potential customers.

We focus to maintain ourselves in constant awareness of new developments of tightly integrated software design and network architecture that is both reliable and scalable. As previously mentioned we intent to devote initially $100,000 for research and development of our own ClickiChat/Support technology. Specifically, together with our strategic marketing alliances we plan to expand the features and functionality of our existing service, develop broader applications for our service and create new products and services that will benefit our expanding client base.

As we mentioned previously we will continue seeking opportunities to form new strategic marketing alliances as well as seeking the possibilities to acquire other companies that will enhance our business. We have entered into selected strategic alliances with re-sellers and customer service call centers and may enter into additional alliances in the future.

Our marketing activities are funded directly with the Company's working capital and other activities such as online affiliated programs and link exchange banner ads. Online Affiliated Programs is a new wave of self creating strategic alliances that are automatically establish online through a network of different web sites, These web sites measure the number of orders and visitors that one particular web site may get from or referred by another.

Affiliate Marketing is a revolutionary method for driving profits through revenue sharing relationships between online merchants and content sites. Affiliate Marketing pushes products and services out to the consumer on virtual shelf space across the Web, creating more opportunities for merchants to generate sales, for affiliates to earn revenue from their sites, and for consumers to find the products and services they want on the Web.

Through Affiliate Marketing, merchants can place their advertising banners and links on content sites worldwide and only pay a commission when those links generate a sale or qualified lead. Affiliated content sites can easily convert their online content into e-commerce by populating it with these revenue-generating links.

How It Works

With Affiliate Marketing, a merchant recruits content sites to partner with them as affiliates in exchange for commissions. The merchant provides their advertising banners and links to their affiliates and assigns a commission for each click-through to their site, subscription to their service (a lead), or purchase of their products that is generated from the links. Affiliates place the tracking code for these ads into their Web pages. Whenever a visitor to the affiliate's site uses these links to generate a click- through, lead, or sale for the merchant, that transaction is tracked online. If a product or service is purchased, the customer pays the merchant directly, and the affiliate is paid a commission for that transaction.

Why It's Effective

Affiliate Marketing allows you to profit online with your current business or Web site without the hassle of CPM ad buys and uncertainty about the effectiveness of your ad dollars. Affiliate Marketing provides results instead of promises, and Commission Junction gives you all the tools you need to build and maintain the most successful affiliate and merchant relationships.

Affiliate Marketing with Commission Junction lets you:

          -    Quickly join and set up a program with our Web-based application
          - We intent to work with Commission Junction to Partner with hundreds of thousands of Web sites worldwide and Manage all of these marketing relationships seamlessly online
          -    and receive payments in our currency in one monthly check
          - Commission Junction is a trusted third-party tracking and reporting system.

Presently the Company has two employees and two independent contractors. The two employees have multiple responsibilities including technology/programmers, management, clerical and administrative. The two independent contractors are the sale people for the Company. The Company anticipates that it may employ up to 17 people within the next 12 months: Technology-programmers - 3; Sales - 8; Administrative - accountant/bookkeeping - 2; Management/Directors - 2; and Clerical - filing - 2. The Company also outsourcers to independent contractors for such areas as sales, marketing, accounting, tax, and other services needs. The Company has not entered into any collective bargaining agreements. The Company will offer employee stock compensation programs based on performance (Bonus programs: stock and cash bonus). Other benefits will include health insurance, life insurance and retirement plans.

ITEM 2. Description of Property

The Company has a lease to rent 1,049 square feet of office space located at 719 5th Street, Miami Beach, Florida 33139. The Company pays $2,075 per for the space. The lease expires on November 30, 2002 and the Company has an option to renew the lease for an additional 2 years.

ITEM 3. Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders

On February 4, 2002, a majority of our shareholders, by written consent without a meeting authorized a 11-1 forward split of the Company's outstanding common shares.

PART II

ITEM 5. Market For Common Equity and Other Shareholder Matters.

On April 29, 2002, we had 91 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board. As of December 31, 2001, the Company's common stock was not traded on the OTC Electronic Bulletin Board, and therefore there was no public market at such time.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

The Company continues managing the marketing launch of its services from its office in Miami where it currently manages the administration and coordination for all its other activities. Such responsibilities include the administration of its Interactive Online Services and related products to business' websites as well ass technical support, daily bookkeeping and scheduling of employee responsibilities. The Company's primary service ClickiChat/Support is automatically available to its potential customers via Online. Upon receiving an online order it takes approximately 60 to 120 seconds to process such order and send back to the new register user an account number, login name and password with all instructions in order to set-up their new Interactive Online Solution ClickiChat/Support account. Please visit our sign up page at: www.liveinternethelp.com/signup.htm.

The Company launched its service July 1st 2001. The Company intends to continue attracting new marketing partners to continue increasing the brand name of its services and continue increasing its customer base. In addition, the Company intends to continue its ongoing marketing campaign for the following 12 months. Currently, the Company spends approximately $15,000 per month. In order to fund the Company, the officers and directors of the Company will continue making capital contributions to the Company for the next 6 (six) months. Startcall expects to start generating revenues as soon as August 2002 and estimates that it will have close to or over 1,000 paying customers by August 15th 2001. At the minimum income per customer of $29.95, the Company should be generating sufficient funds to cover its current monthly expenses. The Company anticipates that it will continue adding new services to its service menu with any potential new services related to its market area.

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

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and related party loans, the Company from time to time experienced cash flow shortages that have slowed the Company's growth. Through December 31, 2001, the consequences of those cash flow shortages has been an increase of accrued expenses and stockholder loans bringing those amounts to approximately $62,000 and $148,000, respectively.

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

Item 7  FINANCIAL STATEMENTS

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          AUDITED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                      and
                   the years ended December 31, 2001 and 2000
                               and for the period
                      October 19, 1999 (Date of Inception)
                           through December 31, 2001

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          AUDITED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       and
                   the years ended December 31, 2001 and 2000
                                 and the period
         October 19, 1999 (Date of Inception) through December 31, 2001



                     INDEX TO AUDITED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Report of Independent Accountants .........                    2
Balance Sheets ............................                    3
Statements of Operation ...................                    4
Statement of Changes in Stockholders Equity
   (Deficiency) ...........................                    5
Statements of Cash Flows ..................                    6
Notes to the FInancial Statements .........                    7-21

Jewett, Schwartz & Associates
Certified Public Accountants                    Charles E. Jewett, C.P.A.
=============================                   Michael A. Schwartz, C.P.A.
                                                Lawrence H.Wolfe, C.P.A., C.V.A.



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Startcall.com, Inc.
Miami, FL

We have audited the accompanying balance sheets of Startcall.com, Inc. ( A Development Stage Enterprise) (the "Company") as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' (deficiency) equity, and cash flows for the years ended and for the period October 19, 1999 (Date of Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Startcall.com, Inc. as of December 31, 2001 and December 31, 2000 and the results of its operations and its cash flow for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is a development stage enterprise that has not commenced its planned principle operations and is reporting accumulated losses since Inception that total approximately $492,000. Accordingly, the Company's ability to continue as a going concern is dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers and secure vendors and suppliers, and establish an infrastructure for its planned operation. Management's plans in regards to these matters are also described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz & Associates

April 29, 2002
Hollywood, FL

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                          As of December 31,
                                                                                          ------------------
                                                                                   2001                      2,000
                                                                                  --------                   ------
ASSETS

CURRENT ASSETS
Cash                                                                                   $ -                      $ -
Due from shareholder                                                                     -                    4,327
Prepaid expenses                                                                    25,000                   30,419
                                                                                  --------                   ------
TOTAL CURRENT ASSETS                                                                25,000                   34,746

PROPERTY AND EQUIPMENT                                                              14,382                   27,647

OTHER ASSETS                                                                         4,355                    4,355
                                                                                  --------                   ------

TOTAL ASSETS                                                                      $ 43,737                   66,748
                                                                                  ========                   ======

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

                     LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance                                             $ 6,925                 $ 11,288
Current portion notes payable -
 related parties                                                                   148,181                    2,760
Accounts payable and
 accrued expenses                                                                   61,575                   65,903
                                                                                  --------                   ------
TOTAL CURRENT LIABILITIES                                                          216,681                   79,951

LONG-TERM DEBT - related parties,
 net of current portion                                                                  -                   75,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY)                                                        (172,944)                 (88,203)
                                                                                  --------                   ------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIENCY) EQUITY                                                 $ 43,737                 $ 66,748
                                                                                  ========                   ======

             See Accompanying report of independent accountants and
                         notes to financial statements.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                           For the periods ended
                                                          -----------------------------------------------------
                                                                                                    October 19,
                                                                                                       1999
                                                                     Years ended                    (Inception)
                                                          --------------------------------            through
                                                          December 31,         December 31,         December 31,
                                                             2001                 2000                 2001
                                                            ---------           ---------           ---------
REVENUES                                                    $   3,471           $   7,162           $  10,633
                                                            ---------           ---------           ---------

OPERATING EXPENSES
Organization                                                       --                  --               5,554
General and administrative                                     88,212             280,347             388,173
Research and development                                           --              60,263              69,319
Marketing and promotional                                          --              38,517              39,431
                                                            ---------           ---------           ---------

TOTAL OPERATING EXPENSES                                       88,212             379,127             502,477
                                                            ---------           ---------           ---------

LOSS BEFORE INCOME TAX BENEFIT                                (84,741)           (371,965)           (491,844)

INCOME TAX BENEFIT, net                                            --                  --                  --
                                                            ---------           ---------           ---------

NET LOSS                                                    $ (84,741)          $(371,965)          $(491,844)
                                                            =========           =========           =========

Loss per share of common stock - Basic and Diluted          $      --           $   (0.02)          $   (0.02)
                                                            =========           =========           =========


             See Accompanying report of independent accountants and
                         notes to financial statements.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

            STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                                               Common Stock
                                                                                    ------------------------------------
                                                    Transaction                     Shares                     Stock
                                                    Date                            Issued       Par Value     Subscribed
                                                    ----                            ------       ---------     ----------

BALANCE - October 19, 1999
  Common stock subscriptions received                     October 19, 1999                                     $ 1,000

   Common Stock issued in consideration for
     Legal Expense paid by stockholder October 20, 1999                               240          $ 240         (240)

  Common stock issued for cash                            November 16, 1999           50              50          (50)

  Common stock issued in consideration for
     Purchase of property and equipment
     by a stockholder                                     November 17, 1999          490             490         (490)

  Common stock issued in consideration for
     Purchase of property and equipment
     by a stockholder                                     November 17, 1999          220             220         (220)

  Net loss for the period October 19, 1999
     (Inception) through December 31, 1999
                                                                                ---------        -------        -------

BALANCE - DECEMBER 31, 1999                                                         1,000          1,000        $    -

  Common Stock - Restricted- par value                         July 1, 2000     1,499,950        $ 1,000
     $.000666 per share, 1,499,950 shares
     authorized, issued and outstanding

  Common Stock, par value $.000666 per share,                 July 26, 2000       707,500          $ 472
     707500 shares authorized, issued and
     outstanding

   Net loss for the period January 1, 2000
     Through December 31, 2000
                                                                                ---------        -------        -------

BALANCE - DECEMBER 31, 2000                                                     2,207,450        $ 1,472        $    -
                                                                                ---------        -------        -------

     Net loss for the period January 1, 2001
     Through December 31, 2001
                                                                                ---------        -------        -------

BALANCE - DECEMBER 31, 2001                                                     2,207,450        $ 1,472        $    -
                                                                                =========        =======        =======

                                                                      Common
                                                                      Stock            Additional    Deficit Accumulated
                                                                      Subscriptions    Paid-In       During the
                                                                      Receivable       Capital       Development Stage      Total
                                                                      ----------       -------       -----------------      -----
BALANCE - October 19, 1999                                             $(1,000)                                             $    -

  Common stock subscriptions received
                                                                          240           $ 2,260                              2,500
   Common Stock issued in consideration for
     Legal Expense paid by stockholder October 20, 1999                    50            19,950                             20,000

  Common stock issued for cash

  Common stock issued in consideration for                                490             7,910                              8,400
     Purchase of property and equipment
     by a stockholder

  Common stock issued in consideration for                                220             4,780                              5,000
     Purchase of property and equipment
     by a stockholder
                                                                                                           (35,138)        (35,138)
  Net loss for the period October 19, 1999                                 -----       ---------        ----------       ---------
     (Inception) through December 31, 1999
                                                                           $ -          $ 34,900         $ (35,138)          $ 762

BALANCE - DECEMBER 31, 1999

  Common Stock - Restricted- par value
     $.000666 per share, 1,499,950 shares
     authorized, issued and outstanding                                                                  $ 282,528         283,000

  Common Stock, par value $.000666 per share,
     707500 shares authorized, issued and
     outstanding
                                                                                                          (371,965)       (371,965)
   Net loss for the period January 1, 2000                                 -----       ---------        ----------       ---------
     Through December 31, 2000
                                                                           $ -         $ 317,428        $ (407,103)       $(88,203)
                                                                           -----       ---------        ----------       ---------
BALANCE - DECEMBER 31, 2000

                                                                                                           (84,741)        (84,741)
     Net loss for the period January 1, 2001                               -----       ---------        ----------       ---------
     Through December 31, 2001
                                                                           $ -         $ 317,428        $ (491,844)      $(172,944)
                                                                           =====       =========        ==========       =========
BALANCE - DECEMBER 31, 2001

             See Accompanying report of independent accountants and
                         notes to financial statements.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                                                                     For the periods ended
                                                              --------------------------------------------------------------
                                                                                                                October 19,
                                                                                                                    1999
                                                                         Years ended                           (Inception)
                                                              -----------------------------------                through
                                                              December 31,            December 31,             December 31,
                                                                  2001                   2000                      2001
                                                                  ----                   ----                      ----
Cash Flows From Operating Activities
Net loss                                                       $ (84,741)                (371,965)                (491,844)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                                      13,265                   13,154                   28,677
(Increase) in prepaid assets                                       5,419                  (30,419)                 (25,000)
(Decrease) in accounts payable                                         0
and accrued expenses                                              (4,328)                  52,660                   60,681
                                                               ---------                ---------                ---------

Total adjustments                                                 14,356                   35,395                   64,358
                                                               ---------                ---------                ---------

Net Cash Provided (Used) by Operating Activities                 (70,385)                (336,570)                (427,486)
                                                               ---------                ---------                ---------
Cash Flows From Investing Activities

Security deposits paid                                                --                   (4,355)                  (4,355)
Advances to shareholder                                               --                   (2,427)                  (4,327)
Purchases of fixed assets                                             --                     (420)                 (12,520)
                                                               ---------                ---------                ---------

Net Cash Provided (Used) by Investing Activities                       0                   (7,202)                 (21,202)
                                                               ---------                ---------                ---------
Cash Flows From Financing Activities

Issuance of common stock                                              --                  283,000                  303,000
Proceeds from shareholder loans                                    6,998
Net proceeds from notes payable -
related parties                                                   74,748                   48,143                  131,765
                                                               ---------                ---------                ---------

Net Cash Provided (Used) by Financing Activities                  74,748                  331,143                  441,763
                                                               ---------                ---------                ---------

NET INCREASE (DECREASE) IN CASH                                    4,363                  (12,629)                  (6,925)

CASH (OVERDRAFT) AT BEGINNING OF PERIOD                          (11,288)                   1,341                       --
                                                               ---------                ---------                ---------

OVERDRAFT AT END OF PERIOD                                     $  (6,925)               $ (11,288)               $  (6,925)
                                                               =========                =========                =========

             See Accompanying report of independent accountants and
                         notes to financial statements.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

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

Development Stage Enterprise: The Company is currently devoting substantially
----------------------------
all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2001. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

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

Basis of Presentation: In accordance with SFAS No.7, the Company's policy
---------------------
regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through December 31, 2001.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001


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

Start-up Costs: Cost incurred in connection with commencing operations,
--------------
including general and administrative expenses, are charged to operations in the period incurred.

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

The estimated useful lives, of property and equipment, are as follows:

                                                           YEARS
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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of December 31, 2001 no options have been granted.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Risks and Uncertainties: Management regularly evaluates risks and uncertainties
-----------------------
and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company's management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and, officers and directors coverage. From inception through December 31, 2001, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as many otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

Additionally, the Company has agreed, as set forth in its By-Laws, to indemnify to the fullest extent permitted or authorized by current or future legislation, judicial or administrative decision, all past and present employees, agents, directors, officers and representatives against any fine, liability, cost or expense asserted against them or incurred by them in the above capacities.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

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

NOTE C - PROPERTY AND EQUIPMENTAt

December 31, property and equipment consists of the following:

                                                                    2001                    2000
                                                             -------------------     -------------------
Computer equipment, peripherals
     and software                                            $        34,896         $       34,896
Office equipment                                                       8,162                  8,162
                                                             -------------------     -------------------

Less:  accumulated depreciation                                      (28,675)               (15,411)
                                                             -------------------     -------------------

            TOTAL                                            $        14,383         $       27,647
                                                             ===================     ===================

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE D - NOTES PAYABLE - RELATED PARTIES

At December 31, notes payable to related parties consists of the following:

                                                                           2001                   2000
                                                                   ---------------------    ------------------
10%    Unsecured loans payable to shareholder
            Due on demand                                          $             1,760      $           2,760

8%      Unsecured notes payable to shareholders
              Interest begins accruing on June 1, 2000
              Principal and interest due on August 30,
              2002                                                              146,421                75,000
                                                                   ---------------------    ------------------

              TOTAL                                                             148,181                77,760


Less:     Current portion                                                     (148,181)                (2,760)

                                                                   ---------------------    ------------------
     TOTAL                                                         $           -            $          75,000
                                                                   =====================    ==================

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

                                                   Years ended December 31                         Inception
                                             --------------------------------------------           through
                                             2001                             2000            December 31, 2001
                                             --------------------      -------------------    ------------------
          Affiliate                             $         -               $         -          $          8,874

          Stockholders                                    -               $         -          $          6,998
                                                ----------                ----------           ----------------

              TOTAL                             $         -               $         -          $         15,872
                                                ==========                ==========           ================

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER - Continued

In addition, summarized below is the non-cash investing and financing activities with related parties:

                                                              Years ended                       Inception
                                               ------------------------------------------         through
                                               December 31, 2001       December 31, 2000      December 31, 2001
                                               -------------------    --------------------    -------------------
Affiliate:
   Funds advanced for the purchase
   of property and equipment.                  $               -      $               -       $          13,745
                                               -------------------    --------------------    -------------------

Stockholders:
   Stockholders issued promissory
   notes  in  connection  with  their
   direct payment to vendors for the
   purchase   of   property   and
   equipment.                                  $               -      $               -                   2,500

 Stockholders issued common
   stock in connection with their
   direct payment to vendors for
   the purchase of property and
   equipment.                                                  -                      -                  13,400
                                               -------------------    --------------------    -------------------

     TOTAL STOCKHOLDERS                                        -                      -                  15,900
                                               -------------------    --------------------    -------------------

     TOTAL AFFILIATE AND
          STOCKHOLDERS                         $               -      $               -       $          29,645
                                               ===================    ====================    ===================


The Affiliate is owned 100% by a majority stockholder of the Company.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000
                                       And
                          For the years then ended and
  for the period October 19, 1999 (Date of Inception) through December 31, 2001

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

In February, 2002, the Board of Directors approved an 11-1 forward split of the Company's outstanding stock. The per share computation described in Note I, reflects this split.

NOTE G - COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through December 31, 2001.

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

                             STARTCALL.COM, INC.
                       (A Development Stage Enterprise)

                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000
                                      And
                       For the years then ended and
 for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE G - COMMITMENTS - Continued

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

The Distribution Agreement sets forth a combination of one or more of the following fee structures: (a) Session Pricing--Connection costs per "customer session" subject to various volume levels; (b) Minimum Volume Commitments--Twelve (12) non-refundable minimum monthly payments by the Company of one thousand ($1,000.00) dollars to be applied to the first one thousand of monthly charges with no carryover if the minimum is not met. The entire amount of twelve thousand ($12,000) dollars is payable in advance upon execution of the Distribution Agreement; (c) Programming Fees--The Company is subject to a fifty ($50) dollar one-time "start-up" fee per customer. The Distribution Agreements are for a one (1) year term and are subject to automatic one-year renewals unless terminated by either party with thirty (30) days written notice prior to the expiration of the then-effective term. The $12,000 fee was paid in June 2000. At December 31, 2001 this fee is included in general and administrative expense.

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

                           STARTCALL.COM, INC.
                     (A Development Stage Enterprise)

                      NOTES TO FINANCIAL STATEMENTS

                       December 31, 2001 and 2000
                                    And
                      For the years then ended and
 for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE G - COMMITMENTS - Continued

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

Employment Agreements: Effective July 1, 2000, the Company extended three-year
---------------------
employment agreements to two of its officers, who are also stockholders of the Company. These agreements, among other things, contain certain provisions relating to: nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000,

                            STARTCALL.COM, INC.
                     (A Development Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001 and 2000
                                    And
                       For the years then ended and
 for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE G - COMMITMENTS - Continued

$180,000 and $195,000 and the other totals $85,000, $140,000 and $195,000 for each of the twelve (12) month periods ending December 31, 2003, 2004 and 2005, respectively, or upon the Company commencing operations, whichever is sooner.

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

Future minimum lease payments required under this lease as of December 31, 2001 are as follows:

                  Year
                  ----
                  2002                                 $  25,000
                                                       ---------

         Total minimum lease payments                  $  25,000
                                                       =========

Rent expense was approximately $33,000 and $25,000 for the years ended December 31, 2000 and 2001, respectively and approximately $65,000 for the period of inception through December 31, 2001.

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

                            STARTCALL.COM, INC.
                     (A Development Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001 and 2000
                                    And
                       For the years then ended and
 for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE G - COMMITMENTS - Continued

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

As of December 31, 2001, the Company has not granted any stock options or rights.

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

NOTE I- EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Statement of Financial Accounting Standards No 128, "Earnings Per Share," requires two presentations of earnings (loss) per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earning per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The numerator in calculating both basic and diluted earnings (loss) per share for each period is the reported net income (loss). The denominator is based on the

                            STARTCALL.COM, INC.
                     (A Development Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001 and 2000
                                    And
                       For the years then ended and
 for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE I- EARNINGS (LOSS) PER SHARE OF COMMON STOCK- Continued

following weighted-average number of common shares outstanding for each of the respective periods:


                                                                             October 19, 1999
                                                                           (Inception) through
                    December 31, 2000            December 30, 2001          December 31, 2001
                ---------------------------   ------------------------   -------------------------
                        18,750,285                  24,281,950                  21,640,345
                        ==========                  ==========                  ==========

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any stock options outstanding as of December 31, 2001.

NOTE J - INCOME TAXES

As previously discussed, the stockholders elected to terminate, retroactively to October 19, 1999, the S-Corporation income tax filing status for the Company. The stockholders have filed with the Internal Revenue Service, a letter of request for retroactive termination, accompanied by the Statement of Consent to Revocation of Election signed by the stockholders. The Company is confident that the IRS will grant the Company's request to be a C corporation and, accordingly, these financial statements are prepared under the SFAS No. 109, "Accounting for Income Taxes".

The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its realizability.

At December 31, 2001 the Company had a net operating loss carryforward of approximately $492,000. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

                            STARTCALL.COM, INC.
                     (A Development Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001 and 2000
                                    And
                       For the years then ended and
 for the period October 19, 1999 (Date of Inception) through December 31, 2001

NOTE J - INCOME TAXES - Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30 are approximately as follows:

                                                                   2001                2000
                                                              ----------------    ----------------
   Net operating loss carryforward                            $      192,500      $   153,000
   Valuation allowance for deferred tax assets.                     (192,500)        (153,000)
                                                              ----------------    ----------------

         Net deferred tax assets                              $            -      $         -
                                                              ================    ================

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:


Name                                Age              Position
----                                ---              --------
Antonio Treminio                    31               President, Chief
                                                     Executive Officer and Director
Sylvio Martini                      27               Chief Operating Officer
                                                     and Director

Antonio Treminio has been President, Chief Executive Officer and Director of the Company since inception. As the Chief Executive Officer and President of StartCall.com, Inc., Mr. Treminio's responsibilities include managing the overall operations, the direction of the company's business strategies, and strategic alliances. Mr. Treminio directed a public relations firm in Miami, Florida called SEM Capital from June, 1997 to September, 1999, which successfully represented Rica Foods, Inc., the largest publicly traded company in the Caribbean and Central America with over 120 million dollars in annual sales (www.ricafoods.com) (ASE: RCF). He assisted Rica Foods, Inc. in their marketing campaign to increase its market name recognition among the Wall Street community and as result the company's stock was ranked 7th in performance in 1998 by the Miami Herald, Florida Stocks.

He commenced employment with Midland Walwyn, Inc. an Investment Banking & Brokerage firm in Toronto, Canada (Today known as Merrill Lynch, Canada Ltd. From Summer 1993 till Dec. 1993). He relocated to the United States and was employed by Dean Witter Reynolds in early 1994, with a focus in establishing referral agreement programs with Latin American financial institutions. Mr. Treminio attended The Loyalist College Business School in Ontario, Canada from 1989 through 1993.

                                     III-1

Sylvio Martini has been the Chief Operating Officer and Director of the Company since inception and is in charge of the Internet application development, web design, and programming for the Company. Mr Martini has over 5 years experience in the Internet consulting industry and development of e-commerce Web sites. He was employed with Quad International, Inc. February 1997, - December 1999. His responsibilities were web design, project coordinator, and marketing of online store . Responsible for maintenance and upgrades of a membership website with over 15,000 members. He received his Bachelor of Computer Science from the University of Sao Paulo in Brazil.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have not complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

                                     III-2

Annual Compensation
-------------------

Name and Position        Salary            Bonus            Annual Deferred Salary
-----------------      ------            -----            ----------------------
Antonio Treminio           $120,000         10% of Total Sales         $120,000.00
Sylvio Martini             $72,000          5% of Total Sales          $72,000.00


ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address        Number of Shares     Percentage Owned(1)
----------------        ----------------      ----------------
Antonio Treminio           9,981,939          41.12%
719 5th Street
Miami Beach, Florida
33139

Sylvio Martini             3,630,000          14.95%
719 5th Street
Miami Beach, Florida
33139

All Directors, Officers
and 5% Shareholders as
a Group                   13,611,939          64.55%

(1) Table is based on current outstanding shares of 24,281,950 as of April 29, 2002.

Item 12.          Certain Relationships and Related Transactions

None.

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description

-----------    ----------------------------------------------------

3(i).1         Articles  of  Incorporation (1)

3(ii).1        By-laws (1)

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

                                     III-3

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STARTCALL.COM, INC.
                                         (Registrant)


Date:    April 30, 2002                   By: /s/ Antonio Treminio
                                         -----------------------------------
                                         Antonio Treminio, President & CEO


Date:    April 30, 2002                   By: /s/ Sylvio Martini
                                         -----------------------------------
                                         Sylvio Martini, Chief Operating Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Signature                       Title


April 30, 2002          By: /s/ Antonio Treminio
                       --------------------------
                        Antonio Treminio              President and
                                                      Chief Executive Officer


April 30, 2002          By: /s/ Sylvio Martini
                       --------------------------
                        Sylvio Martini                Chief Operating Officer


                                     III-4