Form 10QSB
period 2002-03-31
STARTCALL COM INC
filed 2002-05-20
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                          Yes X             No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2002 the Company had 24,281,950 shares of Common Stock outstanding, $0.000666 par value.

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

The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

Part I - FINANCIAL INFORMATION

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                            March 31, 2002 and 2001
                                      And
             For the three-month periods then added and the period
          October 19, 1999 (Date of Inception) through March 31, 2002

                                  (UNAUDITED)

                          INDEX TO FINANCIAL STATEMENTS

                                                               Page
Report of Independent Accountants                              2
Balance Sheets                                                 3
Statements of Operations and Accumulated Deficit               4
Statements of Cash Flows                                       5
Notes to the Financial Statements                              6-19

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                            March 31, 2002 and 2001
                                      And
             For the three-month periods then added and the period
          October 19, 1999 (Date of Inception) through March 31, 2002

                                  (UNAUDITED)


Report of Independent Accountants                              2
Balance Sheets                                                 3
Statements of Operations and Accumulated Deficit               4
Statements of Cash Flows                                       5
Notes to the Financial Statements                              6-19

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Startcall.com, Inc.
Miami, FL

We have reviewed the accompanying balance sheets of Startcall.com, Inc. (A Development Stage Enterprise) (the "Company") as of March 31, 2002 and March 31, 2001, and the related statements of operations and accumulated deficit, and cash flows for the three month periods then ended and for the period October 19, 1999 (Date of Inception) through March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is a development stage enterprise that has not commenced its planned principal operations and is reporting accumulated losses since Inception that total approximately $532,700. Accordingly, the Company's ability to continue as a going concern is dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers and secure vendors and suppliers, and establish an infrastructure for its planned operation. Management's plans in regard to these matters are also described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 15, 2002

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                    As of March 31,
                                                         -------------------------------------
                                                             2002                      2001
ASSETS

CURRENT ASSETS
Cash                                                          $ -                       $ -
Prepaid expenses                                                -                    25,000
                                                         --------                  --------

TOTAL CURRENT ASSETS                                            -                    25,000

PROPERTY AND EQUIPMENT                                     11,067                    24,331

OTHER ASSETS                                                    -                     4,355
                                                         --------                  --------

TOTAL ASSETS                                             $ 11,067                  $ 53,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                  LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance                   $ 12,852                  $ 15,993
Current portion notes payable -
  related parties                                         147,785                     1,760
Accounts payable and
  accrued expenses                                         64,210                    45,271
                                                         --------                  --------

TOTAL CURRENT LIABILITIES                                 224,847                    63,024

LONG-TERM DEBT - related parties,
net of current portion                                          -                   105,017

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY EQUITY
Common stock                                                1,472                     1,472
Additional paid-in capital                                317,428                   317,428
Accumulated deficit                                      (532,680)                 (433,255)
                                                         --------                  --------

TOTAL STOCKHOLDERS' DEFICIENCY                           (213,780)                 (114,355)
                                                         --------                  --------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                 $ 11,067                  $ 53,686
                                                         ========                  ========

                     See notes to the financial statements.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT

                                  (Unaudited)

                                                                                       October 19,
                                                                                         1999
                                                        For the three months ended    (Inception)
                                                                                       through
                                                         March 31,      March 31,     March 31,
                                                           2002           2001          2002
                                                           ----           ----          ----
REVENUES                                               $     511      $     375         11,144

OPERATING EXPENSES
Organization                                               5,554
General and administrative                                41,347         19,128        429,520
Research and development                                      --          7,398         69,319
Marketing and promotional                                     --             --         39,431

TOTAL OPERATING EXPENSES                                  41,347         26,526        543,824

LOSS BEFORE INCOME TAX BENEFIT                           (40,836)       (26,151)      (532,680)

INCOME TAX BENEFIT, net                                       --             --             --

NET LOSS                                                 (40,836)       (26,151)      (532,680)

ACCUMULATED DEFICIT - beginning                         (491,844)       (35,138)            --

ACCUMULATED DEFICIT - ending                           $(532,680)     $ (61,289)     $(532,680)


Loss per share of common stock - Basic and Diluted     $   (0.03)     $   (0.02)     $   (0.36)


                     See notes to the financial statements.

                              STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                  (Unaudited)

                                                                                          October 19,
                                                                                             1999
                                                        For the three months ended        (Inception)
                                                                                           through
                                                         March 31,        March 31,       March 31,
                                                           2002             2001            2002
                                                           ----             ----            ----
Cash Flows From Operating Activities
Net loss                                               $ (40,836)       $ (26,152)       $(532,680)

Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                               3,316            3,316           31,993
Decrease (increase) in prepaid assets                     25,000            5,419               --
(Decrease) increase in accounts payable
and accrued expenses                                          --          (20,632)          60,681
                                                       ---------        ---------        ---------

Total adjustments                                         28,316          (11,897)          92,674
                                                       ---------        ---------        ---------

Net Cash Provided (Used) by Operating Activities         (12,520)         (38,049)        (440,006)
                                                       ---------        ---------        ---------

Cash Flows From Investing Activities

Security deposits paid                                     4,355               --               --
Advances to shareholder                                       --               --           (4,327)
Purchases of fixed assets                                     --               --          (12,520)
                                                       ---------        ---------        ---------

Net Cash Provided (Used) by Investing Activities           4,355               --          (16,847)
                                                       ---------        ---------        ---------

Cash Flows From Financing Activities

Issuance of common stock                                      --               --          303,000
Checks drawn in excess of cash balance                    12,852           15,993           12,852
Proceeds from shareholder loans                               --               --            6,998
Net proceeds from notes payable -
related parties                                            2,238           33,344          134,003
                                                       ---------        ---------        ---------

Net Cash Provided (Used) by Financing Activities          15,090           49,337          456,853
                                                       ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                            6,925           11,288               --

CASH AT BEGINNING OF PERIOD                               (6,925)         (11,288)              --
                                                       ---------        ---------        ---------

CASH AT END OF PERIOD                                  $      --        $      --        $      --
                                                       =========        =========        =========

                     See notes to the financial statements.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

Nature of the Business: The Company plans on operating as an Application Service
-----------------------
Provider, or ASP, and offering real-time interaction technology as an outsource service. Management is in the process of establishing a viable solution to real-time access to commerce business over the Internet. The Company plans to offer these businesses the opportunity to improve their online customer care service capabilities by placing an internet voice box and a Text Chat button with a URL push feature on the websites of some of these potential domestic and international business customers. These tools should not only provide the visitors and customers of a particular website live help at the crucial point of purchase, but they should also facilitate other types of needed assistance.

Development Stage Enterprise: The Company is currently devoting substantially
----------------------------
all of its efforts to establishing a new business and its planned principle operations have not commenced as of March 31, 2002. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

Basis of Presentation: In accordance with SFAS No.7, the Company's policy
---------------------
regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through March 31, 2002.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

The accompanying unaudited interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended, December 31, 2001.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of March 31, 2002 no options have been granted.

Risks and Uncertainties: Management regularly evaluates risks and uncertainties
-----------------------
and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company's management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and, officers and directors coverage. From inception through March 31, 2002, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as many otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

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

Income Taxes: On March 29, 1999, the stockholders holding a majority of the
-------------
shares of the Company's issued and outstanding shares voted to terminate its S-election with the Internal Revenue Service, with an effective date retroactive to October 19, 1999.

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

NOTE C - PROPERTY AND EQUIPMENT

At March 31, property and equipment consists of the following:

                                                                    2002                    2001
                                                             -------------------     -------------------
Computer equipment, peripherals
      and software                                           $          34,896       $          34,896
Office equipment                                                         8,162                   8,162
                                                             -------------------     -------------------

Less:  accumulated depreciation                                       (31,991)                (18,727)
                                                             -------------------     -------------------

            TOTAL                                            $        11,067         $        24,331
                                                             ===================     ===================

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE D - NOTES PAYABLE - RELATED PARTIES

At March 31, notes payable to related parties consists of the following:

                                                                           2002                   2001
                                                                   ---------------------    ------------------
10%    Unsecured loans payable to shareholder
            Due on demand                                          $            1,760       $           1,760

8%      Unsecured notes payable to shareholders
              Interest begins accruing on June 1, 2001
              Principal and interest due on August 30,
              2002                                                            146,025                 105,017
                                                                   ---------------------    ------------------

              TOTAL                                                           147,785                 106,777

Less:     Current portion                                                    (147,785)                 (1,760)
                                                                   ---------------------    ------------------
     TOTAL                                                         $             -          $        105,017
                                                                   =====================    ==================

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

                                                                                            Inception through
                                                          Periods ended March 31            Inception
                                              ------------------------------------------    through
                                                     2002                   2001              March 31, 2002
                                              --------------------    ------------------    -------------------
Affiliate                                     $         -             $         -           $           8,874

Stockholders                                            -             $         -           $           6,998
                                              --------------------    ------------------    -------------------

      TOTAL                                   $         -             $         -           $          15,872
                                              ====================    ==================    ===================

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER - Continued

In addition, summarized below is the non-cash investing and financing activities with related parties:

                                                                   Periods ended                Inception
                                               -------------------------------------------       through
                                                 March 31, 2002         March 31, 2001          March 31, 2002
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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE F - STOCKHOLDERS' EQUITY

The Articles of Incorporation, initially filed with the State of Florida, authorize only one class of stock: 1000 shares of one ($1.00) dollar par value common stock. The holders of these shares of common stock do not have cumulative voting rights. Shares are not issued until paid for in full.

On June 7, 2000, the Board of Directors approved an amendment to the Articles of Incorporation, authorizing the Company to issue up to 50,000,000 shares of $.000666 par value common stock. On June 29, 2000, the 1000 previously issued and outstanding shares of the $1.00 par value common stock were tendered by each shareholder and cancelled. In exchange for the tendered shares, on July 1, 2001 the Company issued 1,499,950 shares of its $.000666 par value stock that resulted in a dilution of the Company's book value per share.

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

NOTE G - COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through March 31, 2002.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

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

The Distribution Agreement sets forth a combination of one or more of the following fee structures: (a) Session Pricing--Connection costs per "customer session" subject to various volume levels; (b) Minimum Volume Commitments--Twelve (12) non-refundable minimum monthly payments by the Company of one thousand ($1,000.00) dollars to be applied to the first one thousand of monthly charges with no carryover if the minimum is not met. The entire amount of twelve thousand ($12,000) dollars is payable in advance upon execution of the Distribution Agreement; (c) Programming Fees--The Company is subject to a fifty ($50) dollar one-time "start-up" fee per customer. The Distribution Agreements are for a one (1) year term and are subject to automatic one-year renewals unless terminated by either party with thirty (30) days written notice prior to the expiration of the then-effective term. The $12,000 fee was paid in June 2001. At March 31, 2002 this fee is included in general and administrative expense.

The Distribution Agreements may also be terminated by either party with seven
(7) days prior written notice in the event of an occurrence of certain defined events, including a material breach of the terms and conditions therein.

Dealer/Promoter Agreements: During 2000, the Company executed various
--------------------------
non-exclusive agreements whereby these independent contractors agree to use their best efforts to cause end-users to purchase the Company's services. During the terms of these Agreements, the Company has agreed to pay the Dealer/Promoters a commission in accordance with the established schedules, as more fully described in each of the duly executed original service agreements. These Agreements expire under various criteria

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE G - COMMITMENTS - Continued

ranging from the earlier of Nine (9) to twelve (12) months, or the sale of two
(2000) to five (5,000) thousand accounts of ClickIChat and/or ClickICall services. The Agreements are renewable under certain conditions and may be cancelled by either party with thirty (30) days advance written notice.

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

One agreement requires the Company to maintain a prepaid commission balance of $25,000, included in prepaid assets, to offset against the dealer's share of revenues. The Company is required to pay an additional deposit upon the sooner of acquiring 1000 customers or reaching a zero balance. As of March 31, 2002, the deposit of $25,000 was forfeited.

Employment Agreements: Effective July 1, 2000, the Company extended three-year
---------------------
employment agreements to two of its officers, who are also stockholders of the Company. These agreements, among other things, contain certain provisions relating to:

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE G - COMMITMENTS - Continued

nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000, $180,000 and $195,000 and the other totals $85,000, $140,000 and
$195,000 for each of the twelve (12) month periods ending March 31, 2003, 2004 and 2005, respectively, or upon the Company commencing operations, whichever is sooner.

Lease Agreement: The Company conducts its operations from facilities that are
---------------
leased under a two-year lease agreement which expired on September 14, 2002. The option to renew was not exercised. Under the lease agreement the Company was subject to additional charges related to their proportionate share of operating expenses as well as maintaining minimum levels of insurance coverage. There are no future minimum lease payments. The security deposit of $4,355 was used as payment for the last two months of the lease.

Rent expense was approximately $ 6,300 for both quarters ended March 31, 2002 and 2001, respectively and approximately $65,000 for the period of inception through March 31, 2002.

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

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE G - COMMITMENTS - Continued

As of March 31, 2002, the Company has not granted any stock options or rights.

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

                                                                             October 19, 1999
                                                                           (Inception) through
                      March 31, 2001              March 30, 2002              March 31, 2002
                ---------------------------   ------------------------   -------------------------
                        20,335,894                  24,281,950                  21,916,792
                        ==========                  ==========                  ==========

                               STARTCALL.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                       And
                          For the years then ended and
   for the period October 19, 1999 (Date of Inception) through March 31, 2002
                                   (Unaudited)

NOTE I- EARNINGS (LOSS) PER SHARE OF COMMON STOCK- Continued

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any stock options outstanding as of March 31, 2002.

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

At March 31, 2002 the Company had a net operating loss carryforward of approximately $532,700. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at March 31 are approximately as follows:

                                                                   2002                2001
                                                              ----------------    ----------------
   Net operating loss carryforward                            $      200,477      $   163,034
   Valuation allowance for deferred tax assets.                     (200,477)         (163,034)
                                                              ----------------    ----------------

         Net deferred tax assets                              $            -      $          -
                                                              ================    ================

Item 2. Management Discussion and Analysis and Plan of Operation
-----------------------------------------------------------------

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

The Company continues managing the marketing launch of its services from its office in Miami where it currently manages the administration and coordination for all its other activities. Such responsibilities include the administration of its Interactive Online Services and related products to business' websites as well as technical support, daily bookkeeping and scheduling of employee responsibilities. The Company's primary service ClickiChat/Support is automatically available to its potential customers via Online. Upon receiving an online order it takes approximately 60 to 120 seconds to process such order and send back to the new register user an account number, login name and password with all instructions in order to set-up their new Interactive Online Solution ClickiChat/Support account. Please visit our sign up page at: www.liveinternethelp.com/signup.htm.

The Company launched its service July 1st 2001. The Company intends to continue attracting new marketing partners to continue increasing the brand name of its services and continue increasing its customer base. In addition, the Company intends to continue its ongoing marketing campaign for the following 12 months. Currently, the Company spends approximately $15,000 per month. In order to fund the Company, the officers and directors of the Company will continue making capital contributions to the Company for the next 6 (six) months. Startcall expects to start generating revenues as soon as August 2002 and estimates that it will have close to or over 1,000 paying customers by August 15th 2002. At the minimum income per customer of $29.95, the Company should be generating sufficient funds to cover its current monthly expenses. The Company anticipates that it will continue adding new services to its service menu with any potential new services related to its market area.

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

Development Stage Expenses
--------------------------

Development stage expenses during the fourteen-month period primarily consisted of accounting, legal, consulting and office expenses which are necessitated by operating in a public environment. Ongoing increases to development stage expenses are anticipated during the year 2002.

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and related party loans, the Company from time to time experienced cash flow shortages that have slowed the Company's growth.

Through March 31,2002, the consequences of those cash flow shortages has
------------------------------------------------------------------------
been an increase of accrued expenses and stockholder loans bringing those
-------------------------------------------------------------------------
amounts to approximately $64,000 and $148,000, respectively.
-----------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 20, 2002.

                             Startcall.com, Inc.
                             (Registrant)

Date: May 20, 2002           /s/ Antonio Treminio
                             --------------------------
                                 Antonio Treminio
                                 President and Director