Form 10QSB
period 2002-06-30
STARTCALL COM INC
filed 2002-08-27
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-32429

STARTCALL.COM, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0955118
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

719 5th Street Miami Beach, FL 33139
(Address of Principal Executive Offices)

(305) 579-9008
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 27, 2002: 24,281,950 shares of common stock outstanding, $0.000666 par value.

STARTCALL.COM, INC.
FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

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

The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

STARTCALL.COM, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Startcall.com, Inc.
Miami, FL

We have reviewed the accompanying balance sheets of Startcall.com, Inc. (A Development Stage Enterprise) (the “Company”) as of June 30, 2002 and June 30, 2001, and the related statements of operations and accumulated deficit, and cash flows for the six month periods then ended and for the period October 19, 1999 (Date of Inception) through June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is a development stage enterprise that has not commenced its planned principal operations and is reporting accumulated losses since Inception that total approximately $549,000. Accordingly, the Company’s ability to continue as a going concern is dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers and secure vendors and suppliers, and establish an infrastructure for its planned operation. Management’s plans in regard to these matters are also described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 20, 2002

STARTCALL.COM, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
(Unaudited)

                                                                     As of June 30,
                                                            2002                      2001
ASSETS

CURRENT ASSETS
Cash                                                         $ -                       $ -
Prepaid expenses                                               -                    25,000

TOTAL CURRENT ASSETS                                           -                    25,000

PROPERTY AND EQUIPMENT                                     7,751                    21,015

OTHER ASSETS                                                   -                     4,355

TOTAL ASSETS                                             $ 7,751                  $ 50,370

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance                   $     6                  $ 29,173
Current portion notes payable -
related parties                                            1,760                     1,760
Accounts payable and

accrued expenses                                          67,634                    45,238

TOTAL CURRENT LIABILITIES                                 69,400                    76,171

LONG-TERM DEBT - related parties,
net of current portion                                   168,810                   116,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock                                               1,472                     1,472
Additional paid-in capital                               317,428                   317,428
Accumulated deficit                                     (549,359)                 (461,636)

TOTAL STOCKHOLDERS' DEFICIENCY                          (230,459)                 (142,736)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                 $ 7,751                  $ 50,370

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

                                                                       For the three months ended
                                                                  June 30,                   June 30,
                                                                    2002                       2001

REVENUES                                                             $ 511                      $ 528

OPERATING EXPENSES
Organization                                                             -                          -
General and administrative                                           7,545                     24,559
Research and development                                             9,645                      4,350
Marketing and promotional                                                -                          -

TOTAL OPERATING EXPENSES                                            17,190                     28,909

LOSS BEFORE INCOME TAX BENEFIT                                     (16,679)                   (28,381)

INCOME TAX BENEFIT, net                                                  -                          -

NET LOSS                                                          $(16,679)                  $(28,381)

Loss per share of common stock - Basic and Diluted                     $ -                        $ -

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

(Unaudited)

                                                                                                   October 19, 1999
                                                                                                      (Inception)
                                                             For the six months ended                  through
                                                      June 30,                   June 30,              June 30,
                                                        2002                       2001                  2002

REVENUES                                             $ 1,022                      $ 903                  11,655

OPERATING EXPENSES
Organization                                               -                          -                   5,554
General and administrative                            48,892                     43,687                 437,065
Research and development                               9,645                     11,748                  78,964
Marketing and promotional                                  -                          -                  39,431

TOTAL OPERATING EXPENSES                              58,537                     55,435                 561,014

LOSS BEFORE INCOME TAX BENEFIT                       (57,515)                   (54,532)               (549,359)

INCOME TAX BENEFIT, net                                    -                          -                       -

NET LOSS                                             (57,515)                   (54,532)               (549,359)

ACCUMULATED DEFICIT - beginning                     (491,844)                   (35,138)                      -

ACCUMULATED DEFICIT - ending                        (549,359)                  $(89,670)              $(549,359)

Loss per share of common stock - Basic and Diluted   $ (0.04)                   $ (0.04)                $ (0.37)

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH

                                                                                                      October 19, 1999
                                                                                                         (Inception)
                                                            For the six months ended                       through
                                                     June 30,                    June 30,                  June 30,
                                                         2002                       2001                     2002
Cash Flows From Operating Activities

Net loss                                             $(57,515)                  $(54,533)                  $(549,359)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                            6,632                      6,632                      35,307
Decrease (increase) in prepaid assets                       -                      5,419                     (25,000)
(Decrease) increase in accounts payable
and accrued expenses                                    6,059                    (20,665)                     66,740

Total adjustments                                      12,691                     (8,614)                     77,047

Net Cash Provided (Used) by Operating Activities      (44,824)                   (63,147)                   (472,312)

Cash Flows From Investing Activities

Security deposits paid                                      -                          -                      (4,355)
Advances to shareholder                                     -                          -                      (4,327)
Purchases of fixed assets                                   -                          -                     (12,520)

Net Cash Provided (Used) by Investing Activities            -                          -                     (21,202)

Cash Flows From Financing Activities

Issuance of common stock                                    -                          -                     303,000
Checks drawn in excess of cash balance                      6                          -                           6
Proceeds from shareholder loans                             -                          -                       6,998
Net proceeds from notes payable -
related parties                                        51,737                     45,262                     183,504

Net Cash Provided (Used) by Financing Activities       51,743                     45,262                     493,508

NET INCREASE (DECREASE) IN CASH                         6,919                    (17,885)                         (6)

CASH AT BEGINNING OF PERIOD                            (6,925)                   (11,288)                          -

CASH AT END OF PERIOD                                    $ (6)                  $(29,173)                       $ (6)

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE A   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESSummarized below are the significant accounting policies of STARTCALL.COM, INC.

The Company:    STARTCALL.COM, INC. (the “Company”), incorporated in the State of Florida effective October 19, 1999 (Date of Inception), established its corporate offices in Miami, Florida.

On June 7, 2000, the Company filed an amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and changed its capital structure as disclosed in Note G to these financial statements.

Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards (“SFAS”) Number 7, Accounting and Reporting by Development Stage Enterprises”.

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

Development Stage Enterprise:   The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of June 30, 2002. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE A   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   -   Continued

Research and Development Costs:    Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. Since the Company is in its development stage, SFAS No. 2 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Basis of Presentation:   In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders’ (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through June 30, 2002.The Company’s independent accountants are including a “going concern” paragraph in their review report accompanying these financial statements that cautions the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the “going concern” paragraph states that the Company’s ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE A   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   -   Continued

Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current stockholders.Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

The accompanying unaudited interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-KSB for the year ended, December 31, 2001.

Start-up Costs:    Cost incurred in connection with commencing operations, including general and administrative expenses, are charged to operations in the period incurred.

Revenue Recognition:   The Company recognizes revenues upon the delivery of a product or service. Installation, maintenance and service fees paid in advance by customers are initially recorded as deferred revenues and subsequently amortized over the life of their respective contract periods.

Property and Equipment:   Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.The straight-line method of depreciation is used for financial reporting purposes.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
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

Earnings Per Common Share:   In calculating earnings per common share, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the diluted effects of stock options.

Use of Estimates:   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include, but not be limited to, those pertaining to the estimated useful lives of property and equipment and software, determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

Stock-Based Compensation:   The Company will account for stock-based compensation using the intrinsic vale method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation costs for stock options, if any, are measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation costs over the requisite vesting periods based on the market value on the date of grant. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company’s stock at the end of each period.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE A   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   -   Continued

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company is electing to use APB Opinion No. 25 as its method of accounting and is adopting the disclosure requirements of SFAS No. 123.The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of June 30, 2002 no options have been granted.

Risks and Uncertainties:    Management regularly evaluates risks and uncertainties and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company’s management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and, officers and directors coverage. From inception through June 30, 2002, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as many otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

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

Income Taxes:    On March 29, 1999, the stockholders holding a majority of the shares of the Company’s issued and outstanding shares voted to terminate its S-election with the Internal Revenue Service, with an effective date retroactive to October 19, 1999.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
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

The Company planned on offering a maximum of 706,750 shares of the Company’s $.000666 par value common stock at an offering price of $.40 per share. However, the actual amount of shares sold was 707,500. The issuance of these shares has a dilutive effect on the book value per share of the Company’s common stock. The total amount of gross proceeds realized on the Offering totaled $283,000.

This Offering was made on an “all-or-none basis” utilizing subscription agreements containing the applicable terms, conditions and requirements; there are no underwriters; and, the Company was required to maintain on deposit with an escrow agent the proceeds from the Offering equaling twenty-five (25%) percent of the total gross proceeds until all of the securities under this Offering are sold.

NOTE C   -   PROPERTY AND EQUIPMENT

At June 30, property and equipment consists of the following:

	2002	2001
Computer equipment, peripherals and software	$34,896	$34,896
Office equipment	8,162	8,162
Less: accumulated depreciation	(35,307)	(22,043)
TOTAL	$7,751	$21,015

NOTE D – NOTES PAYABLE – RELATED PARTIESAt June 30, notes payable to related parties consists of the following:

		2002	2001
10%	Unsecured loans payable to shareholder Due on demand	$1,760	$1,760
8%	Unsecured notes payable to shareholders Interest begins accruing on June 1, 2001 Principal and interest due on August 30, 2002	168,810	116,935

	TOTAL	170,570	117,795

Less:	Current portion	(1,760)	(1,760)
	TOTAL	$168,810	$116,935

NOTE E  -   TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

	Periods ended June 30		Inception through
	2002	2001	June 30, 2002
Affiliate	$-	$-	$8,874
Stockholders	$-	$-	$6,998
TOTAL	$-	$-	$15,872

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE E  -  TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER   -   Continued

In addition, summarized below is the non-cash investing and financing activities with related parties:

	Periods Ended		Inception through
	June 30, 2002	June 30, 2001	June 30, 2002
Affiliate: Funds advanced for the purchase of property and equipment.	$-	$-	$13,745
Stockholders: Stockholders issued promissory notes in connection with their direct payment to vendors for the purchase of property and equipment.	$-	$-	2,500
Stockholders issued common stock in connection with their direct payment to vendors for the purchase of property and equipment.	-	-	13,400
TOTAL STOCKHOLDERS	-	-	15,900
TOTAL AFFILIATE AND STOCKHOLDERS	$-	$-	$29,645

The Affiliate is owned 100% by a majority stockholder of the Company.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE F   -   STOCKHOLDERS' EQUITY

The Articles of Incorporation, initially filed with the State of Florida, authorize only one class of stock: 1000 shares of one ($1.00) dollar par value common stock. The holders of these shares of common stock do not have cumulative voting rights. Shares are not issued until paid for in full.

On June 7, 2000, the Board of Directors approved an amendment to the Articles of Incorporation, authorizing the Company to issue up to 50,000,000 shares of $.000666 par value common stock. On June 29, 2000, the 1000 previously issued and outstanding shares of the $1.00 par value common stock were tendered by each shareholder and cancelled. In exchange for the tendered shares, on July 1, 2001 the Company issued 1,499,950 shares of its $.000666 par value stock that resulted in a dilution of the Company’s book value per share.

As more fully disclosed in Note B to these financial statements, the Offering Memorandum provides for the sale of an additional 707,500 shares of the Company’s $.000666 par value common stock at a price of $.40 per share.

In February, 2002, the Board of Directors approved an 11-1 forward split of the Company’s outstanding stock. The per share computation described in Note I, reflects this split.

NOTE G   -   COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through June 30, 2002.

License and Distribution Agreement and the End-User License Agreement: On October 19, 1999, the Company (“Licensee”), entered into a License and Distribution Agreement and an End-User License Agreement, herein collectively referred to as the “License Agreement” with an unrelated third party (“Licensor”). The Licensor grants the Licensee a perpetual, nonexclusive, non-transferable license to use certain software solely for the Licensee’s business purpose, without further re-selling or distribution, except the Licensee may duplicate and distribute the software to end-user customers. The Licensee may also use the Licensor’s trade names and trademarks. The media containing the software is subject to a 90-day warranty, but the Licensor does not warrant its software. The fee structure associated with this agreement is disclosed in the Distribution Partner Agreement described below.

NOTE G   -   COMMITMENTS   -   Continued

Distribution Partner Agreement: On June 14, 2000, the Company executed a Distribution Partnership Agreement (the “Distribution Agreement”) with the unrelated third party Licensor. The Distribution Agreement provides that the Company distribute to its customers, the Licensor’s web-to-phone Internet telephony and multimedia services.

The Company, at its expense, is responsible for providing the first level of technical support to its customers relating to the use of the Licensor’s software and services, subject to the terms of the Licensor’s standard support agreement and, the License and Distribution Agreement and the End-User License Agreement, disclosed in the preceding paragraph of these financial statements. The Licensor has agreed to provide the second level of technical support to the Company’s customers, subject to the terms of its standard support agreement.

The Distribution Agreement sets forth a combination of one or more of the following fee structures: (a) Session Pricing--Connection costs per “customer session” subject to various volume levels; (b) Minimum Volume Commitments--Twelve (12) non-refundable minimum monthly payments by the Company of one thousand ($1,000.00) dollars to be applied to the first one thousand of monthly charges with no carryover if the minimum is not met. The entire amount of twelve thousand ($12,000) dollars is payable in advance upon execution of the Distribution Agreement; (c) Programming Fees--The Company is subject to a fifty ($50) dollar one-time “start-up” fee per customer. The Distribution Agreements are for a one (1) year term and are subject to automatic one-year renewals unless terminated by either party with thirty (30) days written notice prior to the expiration of the then-effective term. The $12,000 fee was paid in June 2001. At June 30, 2002 this fee is included in general and administrative expense.

The Distribution Agreements may also be terminated by either party with seven (7) days prior written notice in the event of an occurrence of certain defined events, including a material breach of the terms and conditions therein.

Dealer/Promoter Agreements: During 2000, the Company executed various non-exclusive agreements whereby these independent contractors agree to use their best efforts to cause end-users to purchase the Company’s services. During the terms of these Agreements, the Company has agreed to pay the Dealer/Promoters a commission in accordance with the established schedules, as more fully described in each of the duly executed original service agreements. These Agreements expire under various criteria

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
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

The Agreements, among other things, set forth certain performance, compensation and charge-back provisions as follows:

CLICKICHAT SERVICE: (a) Performance Standards- - The Dealer/Promoters must sell Chat Licenses at a minimum standard price per month based on sessions, plus the installations fees, and at the defined minimum sales levels for the number of new subscribers and billing revenues; (b) Compensation- - The Dealer/Promoters will be paid commissions ranging between fifteen (15%) and twenty (20%) percent of the total sales they generate and an additional thirty-three and one-third (33 1/3%) percent of the installation fees when the sales are deemed “qualified” under the terms of these Agreements.

CLICKICALL SERVICE: (a) Compensation --The Dealer/Promoters will be paid commissions ranging between fifteen (15%) and twenty (20%) percent of the total sales they generate and an additional thirty-three and one-third (33 1/3%) percent of the installation fees when the sales are deemed “qualified” under the terms of these Agreements. (b) Duration--The compensation schedules are, in effect, the earlier that a certain number of accounts are sold or the expiration of the stated contract periods, at which time the parties agree to renegotiate the various fee provisions. The Company may charge-back the Dealer/Promoters for uncollectible accounts of customers, but only to the extent of the amount of subsequent fees earned by the Dealer/Promoters.

One agreement requires the Company to maintain a prepaid commission balance of $25,000, included in prepaid assets, to offset against the dealer’s share of revenues. The Company is required to pay an additional deposit upon the sooner of acquiring 1000 customers or reaching a zero balance. As of June 30, 2002, the deposit of $25,000 was forfeited.

Employment Agreements: Effective July 1, 2000, the Company extended three-year employment agreements to two of its officers, who are also stockholders of the Company. These agreements, among other things, contain certain provisions relating to:

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE G   -   COMMITMENTS   -   Continued

nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000, $180,000 and $195,000 and the other totals $85,000, $140,000 and $195,000 for each of the twelve (12) month periods ending June 30, 2003, 2004 and 2005, respectively, or upon the Company commencing operations, whichever is sooner.

Lease Agreement: The Company conducts its operations from facilities that are leased under a two-year lease agreement which expired on September 14, 2002. The option to renew was not exercised. Under the lease agreement the Company was subject to additional charges related to their proportionate share of operating expenses as well as maintaining minimum levels of insurance coverage. There are no future minimum lease payments. The security deposit of $4,355 was used as payment for the last two months of the lease.

There was no rent expense for the quarter ended June 30, 2002 and the rent expense was approximately $6,300 for the quarter ended June 30, 2001, respectively and approximately $71,300 for the period of inception through June 30, 2002.

Stock Compensation Plans: On December 29, 1999, the Board of Directors approved the adopting of three stock option plans that will provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the quality personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the common stock of the Company. In connection with these plans, the Company is authorized to grant options up to 714,285 shares. Options to be granted under these plans will be at prices, which are either equal to or above the market value of the stock on the date of grant, vest over two-, three-and four-year periods, and expire ten years after the grant dates.

The Company will account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. If the compensation expense for the Company’s three stock-based plans are determined based upon fair values at the grant dates for awards under these plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings and with earnings per share will be reduced to pro forma amounts to be disclosed in the financial statements for the applicable periods.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE G   -   COMMITMENTS    -   Continued

As of June 30, 2002, the Company has not granted any stock options or rights.

NOTE H  -   CONTINGENCIES

Going Concern: As discussed previously in Note A to these financial statements, uncertainties exist with respect to the Company’s ability to continue as a going concern.

Lack of Insurance: As previously discussed in these financial statements, the Company does not maintain any insurance coverage and the Company therefore, is in violation of certain agreements. Upon receipt of the net proceeds, if any, from the Offering Memorandum discussed in Note B to these financial statements, management intends to secure the necessary insurance coverage. No estimates have been made as to the amounts that may be required should an unexpected loss occur and, accordingly, no accruals have been made in these financial statement for self-insurance reserves that might be necessary.

NOTE I  -   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Statement of Financial Accounting Standards No 128, “Earnings Per Share,” requires two presentations of earnings (loss) per share – “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earning per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The numerator in calculating both basic and diluted earnings (loss) per share for each period is the reported net income (loss). The denominator is based on the following weighted-average number of common shares outstanding for each of the respective periods:

June 30, 2001	June 30, 2002	October 19, 1999 (Inception) through June 30, 2002
20,935,209	24,281,950	22,068,839

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002 and 2001
And
For the six months then ended and
for the period October 19, 1999 (Date of Inception) through June 30, 2002
(Unaudited)

NOTE I  -   EARNINGS (LOSS) PER SHARE OF COMMON STOCK- Continued

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings (loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any stock options outstanding as of June 30, 2002.

NOTE J   -   INCOME TAXES

As previously discussed, the stockholders elected to terminate, retroactively to October 19, 1999, the S-Corporation income tax filing status for the Company. The stockholders have filed with the Internal Revenue Service, a letter of request for retroactive termination, accompanied by the Statement of Consent to Revocation of Election signed by the stockholders. The Company is confident that the IRS will grant the Company’s request to be a C corporation and, accordingly, these financial statements are prepared under the SFAS No. 109, “Accounting for Income Taxes”.

The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its realizability.

At June 30, 2002 the Company had a net operating loss carryforward of approximately $549,000. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at June 30 are approximately as follows:

	2002	2001
Net operating loss carryforward	$206,724	$173,714
Valuation allowance for deferred tax assets.	(206,724)	(173,714)
Net deferred tax assets	$-	$-

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption “Financial Statements.” The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. During the past fourteen months, the Company has spent considerable time and capital resources defining and developing its strategic plan for delivering and operating its real-time interactive e-commerce technology.

The Company continues managing the marketing launch of its services from its office in Miami where it currently manages the administration and coordination for all its other activities. Such responsibilities include the administration of its Interactive Online Services and related products to business’ websites as well as technical support, daily bookkeeping and scheduling of employee responsibilities. The Company’s primary service ClickiChat/Support is automatically available to its potential customers via Online. Upon receiving an online order it takes approximately 60 to 120 seconds to process such order and send back to the new register user an account number, login name and password with all instructions in order to set-up their new Interactive Online Solution ClickiChat/Support account. Please visit our sign up page at: www.liveinternethelp.com/signup.htm.

The Company launched its service July 1st 2001. The Company intends to continue attracting new marketing partners to continue increasing the brand name of its services and continue increasing its customer base. In addition, the Company intends to continue its ongoing marketing campaign for the following 12 months. Currently, the Company spends approximately $15,000 per month. In order to fund the Company, the officers and directors of the Company will continue making capital contributions to the Company for the next 6 (six) months. Startcall expects to start generating revenues as soon as October 2002 and estimates that it will have close to or over 1,000 paying customers by October 31, 2002. At the minimum income per customer of $29.95, the Company should be generating sufficient funds to cover its current monthly expenses. The Company anticipates that it will continue adding new services to its service menu with any potential new services related to its market area.

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

Another rapidly growing segment of the e-CRM market is web-based customer interaction (“WCI”). The WCI market is built upon the premise that relationships, by their very nature, require a two-way communication. WCI focuses on translating the traditional web based experience of a human interacting with a computer into a human interacting with a human over an electronic medium. WCI software sales are expected to reach $1.8 billion by 2004.

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

Development Stage Revenues

The Company’s operations have been devoted primarily to designing its business and marketing plans and building an infrastructure. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses

Development stage expenses during the fourteen-month period primarily consisted of accounting, legal, consulting and office expenses which are necessitated by operating in a public environment. Ongoing increases to development stage expenses are anticipated during the year 2002.

Liquidity and Capital Resources

Despite capital contributions and related party loans, the Company from time to time experienced cash flow shortages that have slowed the Company’s growth.

Through June 30,2002, the consequences of those cash flow shortages has been an increase of accrued expenses and stockholder loans bringing those amounts to approximately $68,000 and $169,000, respectively.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

STARTCALL.COM, INC.

Date: August 27, 2002	By: /s/ Antonio Treminio Antonio Treminio President and Director