Form 10QSB
period 2002-09-30
STARTCALL COM INC
filed 2002-11-19
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2002: 25,006,950 shares of common stock outstanding, $0.000666 par value.

STARTCALL.COM, INC.
FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Item 3. Controls and Procedures
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

The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

STARTCALL.COM, INC.

TABLE OF CONTENTS

Page(s)

Balance Sheets	1

Statements of Operations	2

Statements of Operations and Accumulated Deficit	3

Statements of Cash Flows	4

Notes to Financial Statements	5-18

STARTCALL.COM, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
(Unaudited)

                                                  As of September 30,

                                             2002                      2001
ASSETS

CURRENT ASSETS
Cash                                        $ 299                       $ -
Prepaid expenses                                -                    25,000

TOTAL CURRENT ASSETS                          299                    25,000

PROPERTY AND EQUIPMENT                      7,750                    17,698

OTHER ASSETS                                    -                     4,355

TOTAL ASSETS                              $ 8,049                  $ 47,053

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT LIABILITIES
Checks drawn in excess of cash balance        $ -                   $ 2,439
Current portion notes payable -
related parties                             1,760                     1,760
Accounts payable and
accrued expenses                           71,036                    61,246

TOTAL CURRENT LIABILITIES                  72,796                    65,445

LONG-TERM DEBT - related parties,
net of current portion                    175,699                   137,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock                                1,472                     1,472
Additional paid-in capital                317,428                   317,428
Accumulated deficit                      (559,346)                 (474,340)

TOTAL STOCKHOLDERS' DEFICIENCY           (240,446)                 (155,440)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                  $ 8,049                  $ 47,053

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

(Unaudited)

                                                                                                    October 19,
                                                                                                       1999
                                                            For the nine months ended               (Inception)
                                                                                                      through
                                                            September 30,      September 30,        September 30,
                                                                2002               2001                2002

REVENUES                                                    $   1,157           $   2,387              11,790

OPERATING EXPENSES
Organization                                                       --                  --               5,554
General and administrative                                     59,014              62,159             447,187
Research and development                                        9,645               7,515              78,964
Marketing and promotional                                          --                 (50)             39,431

TOTAL OPERATING EXPENSES                                       68,659              69,624             571,136

LOSS BEFORE INCOME TAX BENEFIT                                (67,502)            (67,237)           (559,346)

INCOME TAX BENEFIT, net                                            --                  --                  --

NET LOSS                                                      (67,502)            (67,237)           (559,346)

ACCUMULATED DEFICIT - beginning                              (491,844)           (407,103)                 --

ACCUMULATED DEFICIT - ending                                $(559,346)          $(474,340)          $(559,346)

Loss per share of common stock - Basic and Diluted          $  (0.003)          $  (0.003)          $  (0.025)

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

                                                     For the three months ended

                                                     September 30,              September 30,
                                                          2002                      2001

REVENUES                                                 $ 135                   $ 1,484

OPERATING EXPENSES
Organization                                                 -                         -
General and administrative                              10,122                    18,472
Research and development                                     -                    (4,233)
Marketing and promotional                                    -                       (50)

TOTAL OPERATING EXPENSES                                10,122                    14,189
                                                                                       -
LOSS BEFORE INCOME TAX BENEFIT                          (9,987)                  (12,705)
                                                                                       -
INCOME TAX BENEFIT, net                                      -                         -
                                                                                       -
NET LOSS                                               $(9,987)                 $(12,705)

Loss per share of common stock - Basic and Diluted         $ -                   $(0.001)

STARTCALL.COM, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH

                                                                                                 October 19,
                                                                                                     1999
                                                          For the nine months ended               (Inception)
                                                                                                    through
                                                          September 30,       September 30,       September 30,
                                                             2002               2001                 2002
Cash Flows From Operating Activities
Net loss                                                  $ (67,502)          $ (67,237)          $(559,346)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                                  6,632               9,949              35,307
Decrease (increase) in prepaid assets                        29,355               5,419               4,355
(Decrease) increase in accounts payable
and accrued expenses                                          9,461              (4,657)             70,142

Total adjustments                                            45,448              10,711             109,804

Net Cash Provided (Used) by Operating Activities            (22,054)            (56,526)           (449,542)

Cash Flows From Investing Activities
Security deposits paid                                           --                  --              (4,355)
Advances to shareholder                                          --                  --              (4,327)
Purchases of fixed assets                                        --                  --             (12,520)

Net Cash Provided (Used) by Investing Activities                 --                  --             (21,202)

Cash Flows From Financing Activities
Issuance of common stock                                         --                  --             303,000
Checks drawn in excess of cash balance                           --               2,439                   0
Proceeds from shareholder loans                                  --                  --               6,998
Net proceeds from notes payable -
related parties                                              29,278              65,375             161,045

Net Cash Provided (Used) by Financing Activities             29,278              67,814             471,043

NET INCREASE (DECREASE) IN CASH                               7,224              11,288                 299

CASH AT BEGINNING OF PERIOD                                  (6,925)            (11,288)                 --

CASH AT END OF PERIOD                                     $     299           $      --           $     299

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
(Unaudited)

NOTE A   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summarized below are the significant accounting policies of STARTCALL.COM, INC.

The Company:   STARTCALL.COM, INC. (the "Company"), incorporated in the State of Florida effective October 19, 1999 (Date of Inception), established its corporate offices in Miami, Florida. On June 7, 2000, the Company filed an amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and changed its capital structure as disclosed in Note G to these financial statements.

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

Development Stage Enterprise:    The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of September 30, 2002. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

Basis of Presentation:    In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders’ (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through September 30, 2002.

The Company's independent accountants are including a "going concern” paragraph in their review report accompanying these financial statements that cautions the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the “going concern” paragraph states that the Company’s ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

Stock-Based Compensation:    The Company will account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation costs for stock options, if any, are measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation costs over the requisite vesting periods based on the market value on the date of grant. Compensation costs for shares issued under performance share plans are recorded based upon the current market value of the Company’s stock at the end of each period.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of September 30, 2002 no options have been granted.

Risks and Uncertainties:   Management regularly evaluates risks and uncertainties and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

Even though the Company does not have sufficient assets and liquidity, the Company's management has elected to self-insure the Company against losses, if any, that might be otherwise insurable if the Company maintained business insurance including; business interruption; property, wind and flood; general and automobile liability; errors and omissions; and officers and directors coverage. From inception through September 30, 2002, management is not aware of any event, transaction or matter that requires disclosure and/or adjustment to these financial statements with respect to uninsured losses, except as may otherwise be disclosed in these footnotes. However, because of the current financial condition of the Company, should any uninsured claim or loss occur, the ability of the Company to continue might be adversely effected.

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

Income Taxes:    On March 29, 1999, the stockholders holding a majority of the shares of the Company's issued and outstanding shares voted to terminate its S-election with the Internal Revenue Service, with an effective date retroactive to October 19, 1999.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

NOTE B - OFFERING MEMORANDUM

The Company filed a Form U-7 SCOR Offering Memorandum, on July 26, 2000, under Regulation D promulgated under the Securities Act of 1933, as amended. However, this share offering was not registered under the 1933 Act, or the securities laws of any state. The Offering was made available for sale in Nevada and, in order to meet the conditions for exemption from the registration requirements under the securities laws of certain jurisdictions, accredited investors who are residents of such jurisdiction will be required to meet certain suitability requirements.The Company planned on offering a maximum of 706,750 shares of the Company’s $.000666, par value common stock at an offering price of $.40 per share. However, the actual amount of shares sold was 707,500. The issuance of these shares has a dilutive effect on the book value per share of the Company’s common stock. The total amount of gross proceeds realized on the Offering totaled $283,000. This Offering was made on an “all-or-none basis” utilizing subscription agreements containing the applicable terms, conditions and requirements; there are no underwriters; and, the Company was required to maintain on deposit with an escrow agent the proceeds from the Offering equaling twenty-five (25%) percent of the total gross proceeds until all of the securities under this Offering are sold.

NOTE C - PROPERTY AND EQUIPMENT

At September 30, property and equipment consists of the following:

	2002	2001
Computer equipment, peripherals and software	$34,896	$34,896
Office equipment	8,162	8,162
Less: accumulated depreciation	(35,307)	(25,360)
TOTAL	$7,751	$17,698

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
(Unaudited)

NOTE D - NOTES PAYABLE - RELATED PARTIES

At September 30, notes payable to related parties consists of the following:

		2002	2001
10%	Unsecured loans payable to shareholder Due on demand	$1,760	$1,760
8%	Unsecured notes payable to shareholders Interest begins accruing on June 1, 2001 Principal and interest due on August 30, 2002	175,699	137,048

	TOTAL	177,459	138,808

Less:	Current portion	(1,760)	(1,760)
	TOTAL	$175,699	$137,048

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER

In connection with the start-up of the Company, certain general and administrative, marketing and promotion costs, and research and development costs, charged to operations, were paid on behalf of the Company, as summarized below:

	Periods ended September 30		Inception
	2002	2001	June 30, 2002
Affiliate	$-	$-	$8,874
Stockholders	$-	$-	$6,998
TOTAL	$-	$-	$15,872

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
(Unaudited)

NOTE E- TRANSACTIONS WITH AFFILIATE AND STOCKHOLDER - Continued

In addition, summarized below is the non-cash investing and financing activities with related parties:

	Periods Ended		Inception through
	September 30, 2002	September 30, 2001	September 30, 2002
Affiliate: Funds advanced for the purchase of property and equipment.	$-	$-	$13,745
Stockholders: Stockholders issued promissory notes in connection with their direct payment to vendors for the purchase of property and equipment.	$-	$-	2,500
Stockholders issued common stock in connection with their direct payment to vendors for the purchase of property and equipment.	-	-	13,400
TOTAL STOCKHOLDERS	-	-	15,900
TOTAL AFFILIATE AND STOCKHOLDERS	$-	$-	$29,645

The Affiliate is owned 100% by a majority stockholder of the Company.

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

NOTE G - COMMITMENTS

Summarized below are certain contracts and agreements executed by the Company from October 19, 1999 (Inception) through September 30, 2002.

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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
(Unaudited)

NOTE G - COMMITMENTS - Continued

nondisclosure and development; protecting licensed materials; non-compete and non-solicitation restrictions. The annual compensation for one officer totals $120,000, $180,000 and $195,000 and the other totals $85,000, $140,000 and $195,000 for each of the twelve (12) month periods ending September 30, 2003, 2004 and 2005, respectively, or upon the Company commencing operations, whichever is sooner.

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

There was no rent expense for the quarter ended September 30, 2002 and the rent expense was approximately $6,200 for the quarter ended September 30, 2001, respectively and approximately $71,300 for the period of inception through September 30, 2002.

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

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
(Unaudited)

NOTE G - COMMITMENTS - Continued

As of September 30, 2002, the Company has not granted any stock options or rights.

NOTE H- CONTINGENCIES

Going Concern: As discussed previously in Note A to these financial statements, uncertainties exist with respect to the Company’s ability to continue as a going concern.

Lack of Insurance: As previously discussed in these financial statements, the Company does not maintain any insurance coverage and the Company therefore, is in violation of certain agreements. Upon receipt of the net proceeds, if any, from the Offering Memorandum discussed in Note B to these financial statements, management intends to secure the necessary insurance coverage. No estimates have been made as to the amounts that may be required should an unexpected loss occur and, accordingly, no accruals have been made in these financial statements for self-insurance reserves that might be necessary.

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

September 30, 2001	September 30, 2002	October 19, 1999 (Inception) through September 30, 2002
21,317,711	24,281,950	22,217,347

STARTCALL.COM, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 and 2001
And
For the nine months then ended and
for the period October 19, 1999 (Date of Inception) through September 30, 2002
(Unaudited)

NOTE I- EARNINGS (LOSS) PER SHARE OF COMMON STOCK- Continued

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings (loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any stock options outstanding as of September 30, 2002.

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

At September 30, 2002 the Company had a net operating loss carryforward of approximately $559,000. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at September 30 are approximately as follows:

	2002	2001
Net operating loss carryforward	$210,482	$178,494
Valuation allowance for deferred tax assets.	(210,482)	(178,494)
Net deferred tax assets	$-	$-

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption “Financial Statements.” The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. During the past fourteen months, we have spent considerable time and capital resources defining and developing our strategic plan for delivering and operating our real-time interactive e-commerce technology.

We continue managing the marketing launch of our services from our office in Miami where we currently manages the administration and coordination for all our other activities. Such responsibilities include the administration of our Interactive Online Services and related products to business’ websites as well as technical support, daily bookkeeping and scheduling of employee responsibilities. Our primary service ClickiChat/Support is automatically available to our potential customers via Online. Upon receiving an online order we take approximately 60 to 120 seconds to process such order and send back to the new register user an account number, login name and password with all instructions in order to set-up their new Interactive Online Solution ClickiChat/Support account.

We launched our service on July 1, 2001. We intend to continue attracting new marketing partners to continue increasing the brand name of our services and continue increasing our customer base. In addition, we intend to continue our ongoing marketing campaign for the following 12 months. Currently, we spend approximately $15,000 per month. In order to fund us, our officers and directors will continue making capital contributions to us for the next 6 (six) months. We expect to start generating revenues as soon as October 2002 and estimate that we will have close to or over 1,000 paying customers by October 31, 2002. At the minimum income per customer of $29.95, we should be generating sufficient funds to cover our current monthly expenses. We anticipate that we will continue adding new services to our service menu with any potential new services related to its market area.

There are currently over 8,000 ISP and web-hosting companies in the United States. The regional nature of their business usually creates a fixed customer base and margin sensitive business. We intend to capitalize on these conditions by offering the ISP a simple, effective way to:

1)	Add an additional revenue stream that is nearly risk free and extremely high margin;
2)	Offer a set of services that allows them to differentiate themselves from the competition; and
3)	Promote themselves as a business that cares about consumer privacy and control on the Internet.

Because we host ClickiChat/Support, ISPs will have no internal knowledge transfer or set-up costs. They simply sign-up as a partner, up-sell to their clients, and start receiving royalty checks.

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

We do not foresee purchasing any major equipment or changes on the number of employees for the next 6 months. We feel that once we reach approximately 10,000 customers, new positions will be available in the areas of customer service, marketing and business development.

We anticipate that we will raise additional funding once it reaches 10,000 customers within the next twelve (12) months.

Development Stage Revenues

Our operations have been devoted primarily to designing our business and marketing plans and building an infrastructure. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses

Development stage expenses primarily consisted of accounting, legal, consulting and office expenses which are necessitated by operating in a public environment. Ongoing increases to development stage expenses are anticipated during the year 2002.

Liquidity and Capital Resources

Despite capital contributions and related party loans, we, from time to time, experienced cash flow shortages that have slowed our growth.

Through September 30,2002, the consequences of those cash flow shortages has been an increase of accrued expenses and stockholder loans bringing those amounts to approximately $68,000 and $176,000, respectively.

We have primarily financed our activities from sales of our capital stock and from loans from our shareholders. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

We continue to experience cash flow shortages, and anticipate this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for us to continue as a going concern. We are investigating several forms of private debt and equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

STARTCALL.COM, INC.

Date: November 19, 2002	By: /s/ Antonio Treminio Antonio Treminio President, Principal Executive Officer, Principal Financial Officer and Director

CERTIFICATION OF
PRINCIPAL EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Antonio Treminio certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Startcall.com, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 19, 2002

/s/ Antonio Treminio Antonio Treminio Principal Executive Officer Principal Financial Officer