Form 10KSB
period 2002-12-31
STARTCALL COM INC
filed 2003-04-15
CIK 1120970

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                           Commission file no. 0-32429

                                GOLDSPRING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                                        65-0955118
     -------------------------------                        ----------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

   117 West 58th Street, 2I, New York, New York                     10019
   --------------------------------------------                   ----------
     (Address of principal executive offices)                     (Zip Code)

                 Registrant's telephone number: (212) 581-2506

                                    VISATOR, INC.
                                  719 5th Street
                                Miami Beach, FL 33139
        ----------------------------------------------------------------
        (Former name and/or former address, if changes since last report)

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange on
           Title of each class                     which registered
           -------------------                 ------------------------
                  None                                   None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.000666 par value
                        --------------------------------
                                (Title of class)

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

     Yes            No   x
         -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2002: $1,157

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 14, 2003, was: $1,091.240

Number of shares of the registrant's common stock outstanding as of April 14, 2003 is: 107,687,346.

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

ITEM 1. Description of Business

We were incorporated under the name Click and Call Corporation in the State of Florida in October, 1999 and on June 5, 2000 a Certificate of Amendment was filed with the Secretary of State of Florida changing our name to StartCall.com, Inc. On December 27, 2003 we filed a Certificate of Amendment in the State of Florida changing our name to Visator, Inc. and on March 12, 2003 we filed a Certificate of Amendment in the State of Florida changing our name to Goldspring, Inc.

Our business plan has been to serve as an application service provider (ASP) which offered real-time interaction technology as an out source service. It was established to suit the need for a quick and easy solution to customer service while conducting e-commerce business over the Internet.

We offered businesses the opportunity to improve their online customer care service by placing an Internet voice box and a Text Chat button with a URL push feature on their website. These tools allowed their visitors and customers visiting their websites to receive live help at the crucial point of purchase and or when any type of assistance is needed.

The nature of our products or services was to offer a technology that would enable visitors to a web site to simply click on a button and request live help at the crucial point of purchase or when needed or desired by the customer. We provided two ways of Interaction: Via Voice or through Voice over Protocol Technology and Interactive Text Chat or Instant Messaging.

We also intended to branch out into the areas of Internet long distance telecommunication services with the use of the StartCall Dial Pad and the Banner Ad Center which offers businesses the opportunity to let interested parties contact them directly from their banner ads and/or press releases via e-mail. However, we did not own the technology use or the proprietary service behind our the StartCall Dial Pad Service and Banner Ad and these concepts could be duplicated by other companies. Nonetheless we intended to start marketing the Interactive Banner Ad but due to market conditions we did not develop this service and instead focused on our ClickiChat service.

We used technology that belonged to other companies. Our ClickiChat technology was available to us by Click 121 and the technology for our ClickiCall services was owned by Vocaltec NASDAQ: (VOCL). We attempted to and were not successful in developing technology for our own ClickiChat services. We did not pay or receive revenues from other sources such as joint ventures or strategic alliances or online affiliated programs. We expected to receive revenues from Strategic Alliances, Online Affiliated Programs and Link Exchanges. Our strategic marketing alliances were simply associations with companies that will help StartCall promote the usage and sale of our services ClickiCall and ClickiChat to their customers and prospects. This type of relationship generated revenues to us when one of our strategic alliance refers one of its customers to buy our services. In exchange we provide this strategic marketing allied company a percentage of the revenue collected from each sale.

In the fourth quarter of 2002, our management decided that we could not compete in this market place due to its failure to receive additional capital and financing as well as its inability to generate sufficient revenues to maintain our operations. Therefore, we began to look for potential acquisitions or mergers with companies in our industry or similar indutries. In December 2002, we entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS in which we acquired all of the shares of Web Intelligence from ARN in consideration for the issuance of 79,500,000 of our common shares to ARN. Pursuant to the Agreement, Web Intelligence became our wholly owned subsidiary and we filed a Certificate of Amendment in the State of Florida changing our name to Visator, Inc.

Pursuant to the terms of the Agreement, Antonio Treminio and Sylvio Martini resigned as from our Board of Directors and Anders Nielsen and Jesper Toft were appointed to the Board of Directors. In addition, Antonio Treminio resigned as our President, Chief Executive Officer and Chief Financial Officer and Sylvio Martini resigned as our Chief Technical Officer and Anders Nielsen was named as our President, Chief Executive Officer and Secretary and Jesper Toft was named as the new our Chief Financial Officer.

Pursuant to the Agreement, Web Intelligence became our wholly owned subsidiary and our operating company. Web Intelligence is one of Europe's leading suppliers of online competitive intelligence services for the professional market. It has developed a technology, from which several products have been derived, ensuring that the individual user will receive precisely the intelligence that is relevant to him - based on criteria defined by his needs and deliver at the exact times the individual demands. In other words, an optimization of intelligence adapted to the success criteria of the individual user. The explosive growth in the amount of information published daily on the Internet has created a new demand which will grow proportionally with the amount of information and news available online: The demand for sorting information, or as it is called "exformation".

Since Web Intelligence was established in March of 2001, the focus has been on sales of the first product, "Media Intelligence". The company successfully built up a broad foundation of more than 100 regular customers in the Danish market. Among these customers are large corporations, such as for example, Coca-Cola, CSC, DaimlerChrysler, Dell, ISS, MSD - Merck Sharpe & Dohme, among others. In addition, Web Intelligence customers are be found among Non Governmental Organizations, political parties, unions, ministries, telecommunications companies, as well as other and smaller types of companies, etc.

It was Web Intelligence's goal to sell and develop automatic tools/services for an individual news-/intelligence monitoring that cuts across the existing news sources and structures on the Internet. Our management believed that Web Intelligence could become one of the worlds' most profitable companies in its sector within just a few years since the market for online exformation services was only in its infancy and Web Intelligence already had a strong and well functioning technology and has shown ability to sell its product.

In February 2003, Web Intelligence, ARN Invest ApS and our former principals mutually agreed that it was in the best interest of all parties if the transaction was voided. Based upon same, on February 28, 2003, pursuant to a Termination Agreement and Mutual Release between Visator, Web Intelligence and ARN Invest ApS, the parties agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange between the parties dated December 6, 2002. Pursuant to the Termination Agreement, ARN Invest agreed to return the 79,500,000 shares to Anotnio Treminio in consideration for the payment of $20,000 by the Company to Web Intelligence.

Pursuant to the terms of the Termination Agreement, Agreement, Anders Nielsen resigned as our President, Chief Executive Officer and Secretary and Jesper Toft resigned as our Chief Financial Officer of the Company. In addition, both Mr. Nielsen and Mr. Toft resigned as members of our Board of Directors. Antonio Treminio was reappointed as our interim President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director of the Company.

After the termination of the Agreement, our management believed that it is the best interest of the shares to change our business direction. Therefore we entered into a Letter of Intent to acquire substantially all the assets of Ecovery Inc., a private Nevada corporation. The assets shall include, but not be limited to Seller's accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims. We agreed to transfer the 79,500,000 shares held by Antonio Treminio pursuant to the termination agreement with Web Intelligence as well as issue an additional 10,500,000 restricted shares to the Ecovery shareholders.

Pursuant to this letter of intent, the Company changed its name to GoldSpring, Inc. We have entered into an asset purchase agreement with Ecovery, Inc. whereby we purchase substantially all of the assets of Ecovery for the issuance of a total of 90,000,000 shares to the Ecovery shareholders and the payment of additional consideration. To date, all of the terms of such agreement have not been met and therefore the parties have not closed on such transaction. Our management believes that we will meet all of the conditions within the next ninety (90) days and close on the purchase of the assets at such time.

The primary assets, as described in the Bourne Report, include the Gold Canyon and Spring Valley gold placer properties (Goldspring) which contain 1,199,000 ounces of gold reserves in 41,000,000 cubic yards of marketable sand and gravel. Under standard Nevada placer mining practice, these reserves would be classified as proven given the amount of work carried out and the continuity of gold values. The (Goldspring) property consists of 21 unpatented placer mining claims covering approximately 850 acres located 30 miles south east of Reno and 7 miles east of Carson City, Nevada. The claim groups lie immediately south of the famous Comstock Lode gold/silver mining camp, which is considered the source of the placer gold values in the immediate area.

Exploration work completed on these claim groups has been carried out under the supervision of experienced and knowledgeable mining consultants thoroughly familiar with the gold mineralization of the Carson City area.

Spring Valley

The Spring Valley gold placer property consists of 15 contiguous unpatented placer claims covering approximately 450 acres in Lyon County in northwestern Nevada.

The operation will be similar to a sand and gravel operation with a simple gravity gold recovery circuit attached. The in-ground value of the proven gold reserves at today's gold price of $300 - $350 is $390,000,000.00, or just over $9.50/cu.yd. Operating and other costs should not exceed $3.50/cu.yd. which leaves approximately $6.00/cu.yd., or $246,000,000.00 of revenue from gold recovery alone. The sand and gravel at $1.00 /cu. yd. would yield an additional $41,000,000.00

In addition, there are approximately 3,000,000 tons of ore dumps and tailings from previous operations which lie on top of the claims that would be suitable for recovery through a highly efficient, fully self contained process.

Gold Canyon

Immediately east of the Spring Valley property lies the Gold Canyon claim group consisting of six unpatented placer claims covering approximately 400 acres in Lyon County, Nevada. An integrated exploration program, including magnetic and seismic surveys, reverse circulation drilling and sampling has indicated in excess of 29 million cubic yards grading 0.032 ounces gold per cubic yard.

The assets also include "The Big Mike Project", located in Winnemucca, Nevada which has 1.2 million tons of already mined copper ore containing 25,000,000 pounds of copper. This ore is above ground and in heaps, which tests show are suitable for immediate leaching. We plan to begin production from excess cash flow from the gold operation or immediately on higher copper prices.

EMPLOYEES

As of April 14, 2003, we had no employees. We had four people in management and four part-time directors. We planned to employ people as we continue to implement our plan of operation and finalize the purchase of the Ecovery assets. In addition, depending on demand, we will utilize manpower agencies to contract between additional persons on a temporary, part-time basis.

ITEM 2. Description of Property

As of April 14, 2003, we use approximately 700 square feet of leased space in New York located at 117 West 58th Street, 2I, New York, New York. Antonio Treminio, our Director of Corporate Development and principal shareholder has contributed the office space at no charge to us.

ITEM 3. Legal Proceedings

We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders

On December 6, 2002, a majority of our shareholders, by written consent without a meeting authorized a 1-25 reverse split of our outstanding common shares.

PART II

ITEM 5. Market For Common Equity and Other Shareholder Matters.

On April 14, 2003, we had 76 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 500. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "GSPG."

Initially our shares traded under the symbol SCAL. In December 2002, we changed our trading symbol to VSTR in connection with the change of our name to Visator, Inc. In March 2003, in connection with the name change to Goldspring, Inc., we changed our trading symbol to GSPR. The following table sets forth the high and low bid prices for the common stock since the first quarter of 2002.

     YEAR     QUARTER              HIGH             LOW
     ----     -------              ----             ---
     2002      1st                $1.30            $0.03
     2002      2nd                $0.65            $0.20
     2002      3rd                $0.17            $0.01
     2002      4th                $0.05            $0.02
     2003      1st                $1.25            $0.06

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Our Independent Accountants Have Included A "Going Concern" Paragraph In Their Audit Report Accompanying These Financial Statements That Cautions The Users Of Our Financial Statements That These Statements Do Not Include Any Adjustments That Might Result From The Outcome Of This Uncertainty. Furthermore, The "Going Concern" Paragraph States That Our Ability To Continue Is Also Dependent On Our Ability To, Among Other Things, Obtain Additional Debt And Equity Financing, Identify Customers, Secure Vendors And Suppliers, And Establish An Infrastructure For Our Operations.

During the past two years, we have spent considerable time and capital resources defining and developing our strategic plan for delivering and operating our real-time interactive e-commerce technology.

We attempted to manage the marketing launch of our services from our office in New York where we currently manage the administration and coordination for all our other activities. Such responsibilities included the administration of our Interactive Online Services and related products to business' websites as well as technical support, daily bookkeeping and scheduling of employee responsibilities. Our primary service was ClickiChat/Support which was automatically available to our potential customers via Online. Upon receiving an online order it takes approximately 60 to 120 seconds to process such order and send back to the new register user an account number, login name and password with all instructions in order to set-up their new Interactive Online Solution ClickiChat/Support account. Please visit our sign up page at: www.liveinternethelp.com/signup.htm.

We attempted to launch our services in July 2001 and intended to continue attracting new marketing partners to continue increasing the brand name of our services and continue increasing our customer base. We also intended to continue our ongoing marketing campaign for the following 12 months but we were spending approximately $15,000 per month. In order to fund the Company, our officers and directors had to continue to make capital contributions since we failed to generate sufficient revenue to continue operations. Finally, in December 2002, our management decided to close our current business operations and pursue potential merger candidates.

In December 2002 we entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties mutually agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange and ARN Invest agreed to return the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. Concurrent with the execution of the termination agreement described above, management signed a letter of intent and subsequent purchase agreement with Ecovery, Inc. to purchase substantially all of the assets used by Ecovery in conducting its mining business in Nevada. The assets shall include, but not be limited to Seller's accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims. The Company agreed to transfer the 79,500,000 shares held in treasury and issue an additional 10,500,000 restricted shares.

Development Stage Revenues
--------------------------

Our operations have been devoted primarily to designing our business and marketing plans and building an infrastructure. Our ability to achieve our business objectives was contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses
--------------------------

Development stage expenses during the twelve-month period primarily consisted of accounting, legal, consulting and office expenses which are necessitated by operating in a public environment. Ongoing increases to development stage expenses are anticipated during the year 2003.

Liquidity and Capital Resources
-------------------------------

We have received capital contributions and related party loans to maintain operations but we have experienced cash flow shortages that has slowed our growth and forced to pursue other business opportunities. Through December 31, 2002, the consequences of those cash flow shortages was an increase of accrued expenses and stockholder loans.

We have primarily financed our activities from sales of our capital stock and from loans from our shareholders. A significant portion of the funds raised from the sale of capital stock was used to cover working capital needs such as office expenses and various consulting and professional fees.

We continue to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for us to continue as a going concern. We are investigating several forms of private debt and equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

Item 7 FINANCIAL STATEMENTS

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.

                          AUDITED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

                      INDEX TO AUDITED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Report of Independent Accountants..............................................................        2
Balance Sheet..................................................................................        3
Statements of Operations.......................................................................        4
Statements of Changes in Stockholders Equity
     (Deficiency)..............................................................................        5
Statements of Cash Flows.......................................................................        6
Notes to the Financial Statements..............................................................     7-14

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Visator, Inc.
Miami, FL

We have audited the accompanying balance sheets of Visator, Inc. (f/k/a Startcall.com, Inc). (the "Company") as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two year period ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2002 and the results of its operations and its cash flow for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has the characteristics of a holding company that has effectively discontinued its development stage activities and is in the process of seeking candidates for a merger or acquisition. The Company has an accumulated deficit of approximately $571,000. Accordingly, the Company's ability to continue as a going concern is dependent on its ability to, among other things, to secure candidates for a merger or acquisition. Management's plans in regard to these matters are also described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 8, 2003
Hollywood, FL

                                 VISATOR, INC.

                                 BALANCE SHEET

                                                               December 31, 2002

ASSETS

CURRENT ASSETS
Cash                                                                   $    318
TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT, net                                               1,118

TOTAL ASSETS                                                           $  1,436

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and
accrued expenses                                                       $ 49,322

TOTAL CURRENT LIABILITIES                                                49,322

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY                                                (47,886)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                               $  1,436

See report of independent accountants and notes to the financial statements.

                                 VISATOR, INC.

                            STATEMENTS OF OPERATIONS

                                                        Years ended December 31,
                                                        ------------------------
                                                           2002         2001
                                                           ----         ----
REVENUES                                                $  1,157     $  3,471

GENERAL AND ADMINISTRATIVE
EXPENSES                                                  80,086       88,212

LOSS BEFORE INCOME TAX BENEFIT                           (78,929)     (84,741)

INCOME TAX BENEFIT, net                                     --           --

NET LOSS                                                $(78,929)    $(84,741)

Loss per share of common stock - Basic and Diluted      $   --       $   --

          See accompanying report of independent accountants and notes to the financial statements.

                                 VISATOR, INC.

                            STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                                        Years ended December 31,
                                                        ------------------------
                                                           2002          2001
                                                           ----          ----
Cash Flows From Operating Activities
Net loss                                                $ (78,929)    $ (84,741)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                               13,264        13,265
Decrease in prepaid assets                                 25,000         5,419
Increase (decrease) in accounts payable
and accrued expenses                                       11,924        (4,328)

Total adjustments                                          50,188        14,356

Net Cash Used in Operating Activities                     (28,741)      (70,385)

Cash Flows From Investing Activities
Security deposits forfeited                                 4,355          --

Net Cash Provided by Investing Activities                   4,355          --

Cash Flows From Financing Activities
Net proceeds from notes payable -
related parties                                            31,629        74,748

Net Cash Provided by Financing Activities                  31,629        74,748

NET INCREASE IN CASH                                        7,243         4,363

CASH OVERDRAFT AT BEGINNING OF PERIOD                      (6,925)      (11,288)

CASH (OVERDRAFT) AT END OF PERIOD                       $     318     $  (6,925)

Non-cash investing and financing activity

Shareholder notes payable and accrued interest
converted to common stock                               $ 179,809     $    --

See accompanying report of independent accountants and notes to financial statements.

VISATOR, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                  Common Stock
                                                           150,000,000 shares authorized
                                                                     Shares                    Par Value                   Stock
                                                                     Issued                 $.000666 per share          Subscribed
                                                                     ------                 ------------------          ----------
BALANCE - DECEMBER 31, 2000                                         2,207,450                 $    1,472                $     --

   Net loss

BALANCE - DECEMBER 31, 2001                                         2,207,450                 $    1,472                $     --

   Eleven for one forward stock split                              22,074,500                     14,702

   Shares issued in exchange for consulting services                  726,932                        484

   Twenty-five to one reverse stock split                         (24,008,527)                   (15,990)

   Shares issued in exchange for consulting services               18,500,000                     12,321

   Shares issued and reacquired
       as treasury stock                                           79,500,000                     52,947                    52,947

   Shares surrendered to treasury and retired                     (16,500,000)

   Shares issuable for cancellation of
       Stockholder debt                                             1,198,726                        791

   Net loss for the period January 1, 2002
       Through December 31, 2002

BALANCE - DECEMBER 31, 2002                                        83,699,081                 $   66,727                $   52,947


                                                                     Common              Treasury
                                                                     Stock                 Stock                 Additional
                                                                 Subscriptions         Subscriptions               Paid-In
                                                                   Receivable             Payable                  Capital
                                                                   ----------             --------                  -------
BALANCE - DECEMBER 31, 2000                                         $   --              $    --                $    317,428

   Net loss

BALANCE - DECEMBER 31, 2001                                         $   --              $    --                $    317,428

   Eleven for one forward stock split                                                                               (14,702)

   Shares issued in exchange for consulting services                                                                 22,794

   Twenty-five to one reverse stock split                                                                            15,990

   Shares issued in exchange for consulting services                                                             18,672,679

   Shares issued and reacquired
       as treasury stock                                              (52,947)              20,000                  (52,947)

   Shares surrendered to treasury and retired                                                                   (16,665,000)

   Shares issuable for cancellation of
       Stockholder debt                                                                                             203,196

   Net loss for the period January 1, 2002
       Through December 31, 2002

BALANCE - DECEMBER 31, 2002                                         ($ 52,947)           $  20,000             $  2,499,438


                                                                   Treasury                           Deferred
                                                                     Stock         Accumulated       Consulting
                                                                   (at cost)         Deficit             Fees              Total
                                                                   ---------         -------             ----              -----
BALANCE - DECEMBER 31, 2000                                      $       --        ($   407,103)     $       --        ($   88,203)

   Net loss                                                                             (84,741)             --            (84,741)

BALANCE - DECEMBER 31, 2001                                      $       --        ($   491,844)     $       --            ########

   Eleven for one forward stock split                                                                                          --

   Shares issued in exchange for consulting services                                                      (23,278)             --

   Twenty-five to one reverse stock split                                                                                      --

   Shares issued in exchange for consulting services                                                  (18,685,000)             --

   Shares issued and reacquired
       as treasury stock                                              (20,000)                                                 --

   Shares surrendered to treasury and retired                                                          16,665,000              --

   Shares issuable for cancellation of
       Stockholder debt                                                                                                     203,987

   Net loss for the period January 1, 2002
       Through December 31, 2002                                                        (78,929)                           (78,929)

BALANCE - DECEMBER 31, 2002                                      ($    20,000)     ($   570,773)     ($ 2,043,278)     ($   47,886)

See accompanying report of independent accountants and notes to financial statements.

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summarized below are the significant accounting policies of VISATOR, INC. (f/k/a STARTCALL.COM, INC.)

THE COMPANY: The Company, incorporated in the State of Florida effective October 19, 1999 (Date of Inception) under the name of Click and Call, Inc. and, established its corporate offices in Miami, Florida.

On June 7, 2000, the Company filed an
amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and changed its capital structure as disclosed in Note H to these financial statements.

The Company, prior to and for part of the current year, met the criteria of a Development Stage Enterprise and presented its financial statements in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises. However, during the current year and pursuing the termination of the agreement with Web Intelligence Technology APS and ARN Invest APS., as more fully described below, management of the Company, in the best interest of the shareholders determined that the Company should pursue other opportunities and no longer engage in development activities. Accordingly, the Company is no longer in the development stage.

NATURE OF THE BUSINESS: The Company formerly planned on operating as an Application Service Provider, or ASP, and offering real-time interaction technology as an outsource service. In December 2002 management entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. The Company subsequently filed a Certificate of Amendment in the State of Florida changing its name to Visator, Inc. Pursuant to the agreement, Antonio Treminio and Sylvio Martini resigned as officers and directors and Anders Nielsen and Jesper Toft were appointed new officers and directors of the Company. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties mutually agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange and ARN Invest agreed to return the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. Upon, termination of this agreement, management determined in the best interest of the shareholders to seek other opportunities for the Company that is more fully described in Note H The financial statements are being presented as though the termination took place in 2002.

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

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

The estimated useful lives, of property and equipment, are as follows:

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of December 31, 2002 no options have been granted.

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

INCOME TAXES: The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NOTE B - PROPERTY AND EQUIPMENT

At December 31, property and equipment consists of the following:

                                                              2002
                                                              ----
Computer equipment, peripherals and
  software                                                  $ 34,896
Office equipment                                               8,162

Less:  accumulated depreciation                              (41,940)
                                                            --------
            TOTAL                                           $  1,118
                                                            ========

NOTE C - STOCKHOLDERS' EQUITY

On September 27, 2002, the stockholders approved an amendment to the Company's Articles of Incorporation pursuant to which the Company will increase the authorized shares of common stock from 50,000,000 to 150,000,000.

On February 4, 2002, the Board of Directors approved an 11-1 forward split of the Company's outstanding stock. At the time of the stock split outstanding common shares totaling 2,207,450 was exchanged for 24,281,950 common shares.

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE C - STOCKHOLDERS' EQUITY - continued

In October 2002, the Company issued and aggregate of 726,932 shares for consulting services to be rendered. The Company valued these common shares at the fair market value on the issuance date of $23,278, which will be amortized over the service period.

On December 6, 2002, the Board of Directors approved a 25-1 reverse split of the Company's outstanding stock. At the time of the stock split, outstanding common shares totaling 25,033,882 were exchanged for 1,001,335 common shares. Weighted average shares outstanding for 2001 have been restated to reflect this reverse split.

During December 2002 the Company entered into consulting agreements for investor relation services and business advisory services to be rendered. As compensation for these services the Company issued an aggregate of 18,500,000 shares of common stock to these consultants. The Company valued these common shares at the fair market value on the contract date of $18,685,000. However, in concurrent with the termination agreement further described in Note H, 16,500,000 of these shares were surrendered to treasury and retired which was recorded as of December 31, 2002 at the issuance cost of $1.01 per share (the fair market value on the issuance date) aggregating $16,665,000 that also was recorded as a reduction to deferred consulting fees and additional paid-in capital. The consulting services have not yet been performed. The remaining deferred consulting fees will be amortized over remaining service period.

NOTE D - STOCK BASED COMPENSATION

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

As of December 31, 2002, the Company has not granted any stock options or rights.

NOTE E- CONTINGENCIES

GOING CONCERN: As discussed previously in Note A to these financial statements, uncertainties exist with respect to the Company's ability to continue as a going concern.

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE F- EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

                    December 31, 2002            December 30, 2001
                ---------------------------   ------------------------

                        4,228,181                     971,278
                        =========                     =======

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company does not have any stock options outstanding as of December 31, 2002.

NOTE G - INCOME TAXES

The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its realizability.

At December 31, 2002 the Company had a net operating loss carryforward of approximately $570,000. Utilization of these net operating losses, which begin to expire in year 2019, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31 are approximately as follows:

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE G - INCOME TAXES - continued

                                                                    2002                2001
                                                              ----------------    ----------------
   Net operating loss carryforward                                $ 222,300         $ 192,500
   Valuation allowance for deferred tax assets.                    (222,300)         (192,500)
                                                              ----------------    ----------------
         Net deferred tax assets                                  $   --            $    --
                                                              ================    ================

NOTE H - SUBSEQUENT EVENTS

Termination of Stock Purchase Agreement:
----------------------------------------

As mentioned in Note A to the Financial Statements, the Company entered into a termination agreement and mutual release in which the parties to the agreements mutually agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange and ARN Invest agreed to return the 79,500,000 shares in consideration for the payment of $20,000. Such shares are disclosed as treasury stock as of December 31, 2002.

Purchase and Sale Agreement:
----------------------------

Concurrent with the termination agreement described above, management signed a letter of intent and subsequent purchase agreement with Ecovery, Inc. ("Seller") to purchase substantially all of the assets used by Ecovery in conducting its mining business in Nevada. The assets shall include, but not be limited to Seller's accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims. The Company agreed to transfer the 79,500,000 shares held in treasury and issue an additional 10,500,000 restricted shares.

Pursuant to this letter of intent and agreement, the Company changed its name to GoldSpring, Inc. As of the date of this audit report the Company is currently working to finalize the terms of the Asset Purchase Agreement.

Cancellation of Shareholder Debt:
---------------------------------

In March 2003, in consideration for the issuance of 1,198,726 restricted shares of common stock, certain shareholders of the Company canceled all of the debt and promissory notes and accrued interest owed to them by the Company. At December 31, 2002, these shares were recorded in stockholders equity as shares issuable at an aggregate amount of $203,897.

                     VISATOR, INC. F/K/A STARTCALL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

NOTE H - SUBSEQUENT EVENTS - continued

Consulting Agreements:
----------------------

In March 2003, the Company entered into three consulting agreements whereby the Company issued an aggregate of 24,000,000 shares of stock, with an aggregate offering price of $2,080,000 (fair market value at the time of the contracts) in exchange for consulting services. Each contract has a term of one year that is renewable by either party.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name                                Age              Position
----                                ---              --------
John Cook                           63               President and Chief Operating
                                                     Officer and Director

George Poulos                       42               Secretary and Director

Leslie Cahan                        77               Treasurer and Chief Financial
                                                     Officer and Director

Antonio Treminio                    33               Director of Corporate
                                                     Development and Director

John Cook has been our President, Chief Executive Officer and a Director since March 2003. He is a professional mining engineer (PEng) with an extensive background in worldwide mining projects and operations. Most recently, he has been involved in the construction of a gravity gold extraction plant in eastern Canada. He is the non-executive Chairman of Anaconda Gold Corp. and is a director of three other public companies. Mr. Cook has previously worked in senior positions with Navan Resources, Goldcorp and Lac Minerals. In all he has more than 40 years experience in the mining industry.

George Poulos has been our Secretary and a Director since March 2003. As our secretary, George Poulos will assist us company with all public company regulatory, compliance and administrative matters. He was most recently the president of another OTC BB that has just completed a major acquisition.

Leslie L. Cahan has been our Treasurer, Chief Financial Officer and Director since March 2003. Mr. Cahan was the former owner of the GoldSpring placer gold claims and will serve as Company treasurer and will oversee the management of the GoldSpring claims. He has owned the claims since 1986 and has been intimately involved in the exploration and development activities over the past 17 years. Mr Cahan has a history of real estate development in U.S.A and Canada.

Antonio Treminio was our President, Chief Executive Officer and a Director since inception. He resigned as President and CEO in December 2002 and was reappointed as interim President in January 2003. In March 2003 he resigned as interim President and was appointed as Director of Corporate Development. As Director of Corporate Development, Mr. Treminio will guide and oversee all aspects of corporate development, branding, investor and shareholder relations for GoldSpring. He brings to GoldSpring a unique blend of technological skill, human relations and business expertise. Educated in Canada, he moved to the United States in 1993 to work with then Dean Witter Reynolds to establish business agreements with Latin American financial institutions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of our Common Stock and other equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, of our executive officers, directors and greater than 10% beneficial owners of its common Stock, have not complied with Section 16(a) filing requirements applicable to them during our most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by us to our Chief Executive Officer and all other executive officers for services rendered. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

Annual Compensation
-------------------

Name and Position        Salary            Bonus          Annual Deferred Salary
-----------------        ------            -----          ----------------------

None

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

Name and Address                               Number of Shares     Percentage Owned(1)
----------------                               ----------------      ----------------
John Cook                                                  0                  0
347 Bay St
Suite 301
Toronto, ON
M5H 2R7

George Poulos                                              0                  0
14354 N Frank Lloyd Wright Blvd
Suite 4
Scottsdale AZ
85260

Les Cahan                                                  0                  0
14354 N Frank Lloyd Wright Blvd
Suite 4
Scottsdale AZ
85260

Antonio Treminio                                  79,862,582              74.16%
117 West 58th Street
2I
New York, New York 10019

All Directors, Officers
and 5% Shareholders as
a Group                                           79,862,582              74.16%

(1) Table is based on current outstanding shares of 107,687,346 as of April 14, 2003.

Item 12. Certain Relationships and Related Transactions

We use approximately 700 square feet of leased space in New York located at 117 West 58th Street, 2I, New York, New York. Antonio Treminio, our Director of Corporate Development and principal shareholder has contributed the office space at no charge to us. Item 13. Exhibits and Reports on Form 8-K

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    ----------------------------------------------------
3(i)           Articles of Incorporation filed November 18, 1999 (1)

3(ii)          By-laws (1)

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.



ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLDSPRING, INC.
                                         (Registrant)

Date:    April 15, 2003                  By:  /s/ John F. Cook
                                         -----------------------------------
                                            John F. Cook, President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                    Signature                        Title
----                    ---------                        -----
April 15, 2003          By: /s/ John Cook                President, Chief Executive
                           ------------------------      Officer and Director
                            JOHN COOK

April 15, 2003          By: /s/ George Poulos            Secretary and Director
                           ------------------------
                            GEORGE POULOS

April 15, 2003          By   /s/ Les Cahan               Treasurer, Chief Financial
                           -------------------------     Officer and Director
                            LES CAHAN

April 15, 2003         By: /s/ Antonio Treminio          Director of Corporate
                          --------------------------     Development and Director
                             ANTONIO TREMINIO


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, John Cook certify that:

1.    I have reviewed this annual report on Form 10-KSB of Goldspring, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

                                                     /s/ John Cook
                                                    ----------------------------
                                                    John Cook
                                                    Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Les Cahan certify that:

1.    I have reviewed this annual report on Form 10-KSB of Goldspring, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

                                                    /s/ Les Cahan
                                                    ----------------------------
                                                    Les Cahan
                                                    Chief Financial Officer