Form 10QSB
period 2003-03-31
STARTCALL COM INC
filed 2003-05-20
CIK 1120970

            U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                          Commission File No. 000-32429

                                  GOLDSPRING, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                       65-0955118
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

               117 West 58th Street, 2I, New York, New York 10019
                    (Address of Principal Executive Offices)

                                  (212)581-2506
                           (Issuer`s telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer`s classes of common equity, as of May 19, 2003: 107,687,346 shares of common stock outstanding, $0.000666 par value.

     BALANCE SHEET

     March 31, 2003

     ASSETS

     CURRENT ASSETS

     Cash                                              $  318
     TOTAL CURRENT ASSETS

     PROPERTY AND EQUIPMENT, net                        1,118

     TOTAL ASSETS                                       1,436

     LIABILITIES AND STOCKHOLDERS` DEFICIENCY

     LIABILITIES

     CURRENT LIABILITIES
     Accounts payable and

     accrued expenses                                  49,322

     TOTAL CURRENT LIABILITIES                         49,322

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS` DEFICIENCY                         (47,886)

     TOTAL LIABILITIES AND
     STOCKHOLDERS` DEFICIENCY                           1,436

GOLDSPRING, INC.

STATEMENT OF OPERATIONS

                               For the Three
                                Months Ended
                               March 31, 2003    March 31, 2002

REVENUES                          $   --             $    511

GENERAL AND ADMINISTRATIVE        $   --             $ 41,347
EXPENSES

LOSS BEFORE INCOME TAX BENEFIT    $   --             $(40,836)

INCOME TAX BENEFIT                $   --             $     --

NET LOSS                          $   --             $(40,836)

Loss per share of common stock-   $   --             $     --
Basic and Diluted

     GOLDSPRING, INC.

     STATEMENTS OF CASH FLOWS

     INCREASE (DECREASE) IN CASH

                                                 For the Three
                                                  Months Ended
                                                 March 31, 2003   March 31, 2002
     Cash Flows From Operating Activities
     Net loss                                           $    -        $(40,836)
     Adjustments to reconcile net loss to net
     cash used by operating activities
     Depreciation                                                        3,316
                                                             -
     Decrease in prepaid assets                                         25,000
                                                             -
     Total adjustments                                                  28,316
                                                             -
     Net Cash Used in Operating Activities                             (12,520)
                                                             -
     Cash Flows From Investing Activities
     Security deposits paid                                              4,355
                                                             -
     Net Cash Provided by Investing Activities                           4,355
                                                             -
     Cash Flows From Financing Activities
     Checks drawn in excess of cash balance                             12,852
     Net proceeds from notes payable -
     related parties                                                     2,238
                                                             -
     Net Cash Provided by Financing Activities                          15,090
                                                             -

     NET INCREASE IN CASH                                                6,925
                                                             -
     CASH OVERDRAFT AT BEGINNING OF PERIOD                 318          (6,925)
     CASH (OVERDRAFT) AT END OF PERIOD                  $  318        $      -


                                GOLDSPRING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summarized below are the significant accounting policies of GOLDSPRING, INC. (f/k/a VISATOR, INC. AND STARTCALL.COM, INC.)

THE COMPANY: The Company, incorporated in the State of Florida effective October 19, 1999 (Date of Inception) under the name of Click and Call, Inc. and, established its corporate offices in Miami, Florida.

On June 7, 2000, the Company filed an amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and changed its capital structure as disclosed below.

NATURE OF THE BUSINESS: The Company formerly planned on operating as an Application Service Provider, or ASP, and offering real-time interaction technology as an outsource service. In December 2002 management entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. The Company subsequently filed a Certificate of Amendment in the State of Florida changing its name to Visator, Inc. Pursuant to the agreement, Antonio Treminio and Sylvio Martini resigned as officers and directors and Anders Nielsen and Jesper Toft were appointed new officers and directors of the Company. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties mutually agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange and ARN Invest agreed to return the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. Upon, termination of this agreement, management determined in the best interest of the shareholders to seek other opportunities for the Company.

                                GOLDSPRING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

NOTE A -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued  BASIS OF
PRESENTATION: The Company`s independent accountants are including a "going concern" paragraph in their audit report accompanying these financial statements that cautions the users of the Company`s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the "going concern" paragraph states that the Company`s ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three Month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company`s 10-KSB and/or Annual Report for the fiscal year ended December 31, 2002

NOTE B - STOCKHOLDERS` EQUITY

On September 27, 2002, the stockholders approved an amendment to the Company`s Articles of Incorporation pursuant to which the Company will increase the authorized shares of common stock from 50,000,000 to 150,000,000.

On February 4, 2002, the Board of Directors approved an 11-1 forward split of the Company`s outstanding stock. At the time of the stock split outstanding common shares totaling 2,207,450 was exchanged for 24,281,950 common shares.

                                GOLDSPRING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

NOTE B - STOCKHOLDERS` EQUITY - continued

In October 2002, the Company issued and aggregate of 726,932 shares for consulting services to be rendered. The Company valued these common shares at the fair market value on the issuance date of $23,278, which will be amortized over the service period. On December 6, 2002, the Board of Directors approved a 25-1 reverse split of the Company`s outstanding stock. At the time of the stock split, outstanding common shares totaling 25,033,882 were exchanged for 1,001,335 common shares. Weighted average shares outstanding for 2001 have been restated to reflect this reverse split.

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

NOTE C - COMMITMENTS

PURCHASE AND SALE AGREEMENT:

Concurrent with the termination agreement described above, management signed a letter of intent and subsequent purchase agreement with Ecovery, Inc. ("Seller") to purchase substantially all of the assets used by Ecovery in conducting its mining business in Nevada. The assets shall include, but not be limited to Seller`s accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims. The Company agreed to transfer the 79,500,000 shares held in treasury and issue an additional 10,500,000 restricted shares.

Pursuant to this letter of intent and agreement, the Company changed its name to GoldSpring, Inc. As of the date of this audit report the Company is currently working to finalize the terms of the Asset Purchase Agreement.

                                GOLDSPRING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

CANCELLATION OF SHAREHOLDER DEBT:

In March 2003, in consideration for the issuance of 1,198,726 restricted shares of common stock, certain shareholders of the Company canceled all of the debt and promissory notes and accrued interest owed to them by the Company.

CONSULTING AGREEMENTS:

In March 2003, the Company entered into three consulting agreements whereby the Company issued an aggregate of 24,000,000 shares of stock, with an aggregate offering price of $2,080,000 (fair market value at the time of the contracts) in exchange for consulting services. Each contract has a term of one year that is renewable by either party.

Item 2  MANAGEMENT`S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and footnotes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

During the past two years, we have spent considerable time and capital resources defining and developing our strategic plan for delivering and operating our real-time interactive e-commerce technology.

We attempted to manage the marketing launch of our services from our office in New York where we currently manage the administration and coordination for all our other activities. Such responsibilities included the administration of our Interactive Online Services and related products to business` websites as well as technical support, daily bookkeeping and scheduling of employee responsibilities. Our primary service was ClickiChat/Support which was automatically available to our potential customers via Online. Upon receiving an online order it takes approximately 60 to 120 seconds to process such order and send back to the new register user an account number, login name and password with all instructions in order to set-up their new Interactive Online Solution ClickiChat/Support account. Please visit our sign up page at: www.liveinternethelp.com/signup.htm.

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

In December 2002 we entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties mutually agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange and ARN Invest agreed to return the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. Concurrent with the execution of the termination agreement described above, management signed a letter of intent and subsequent purchase agreement with Ecovery, Inc. to purchase substantially all of the assets used by Ecovery in conducting its mining business in Nevada. The assets shall include, but not be limited to Seller`s accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims. The Company agreed to transfer the

79,500,000 shares held in treasury and issue an additional 10,500,000 restricted shares.

PLACER GOLD MINING - PRE-PRODUCTION ACTIVITIES

The Company`s initial focus for immediate development is the GoldSpring Placer Gold mining claims, located about 6 miles east of Carson City, Nevada. According to Donald A. Bourne, P.Eng, consulting geologist, in his report dated March 1994, which was completed right after the 1993 extensive sampling and testing programs, "these claims have reported reserves of 1,199,000 ounces of gold which is contained in 41,000,000 cubic yards of sand and gravel".

The GoldSpring property consists of 21 unpatented placer mining claims covering approximately 850 acres. The claim groups lie immediately south of the famous Comstock Lode gold - silver mining camp, which is considered the source of the placer gold values in the immediate area.

A recent geological report dated May 2003 prepared by consulting geologist Paul
A. Pelke, of Reno, Nevada, further supports the earlier Bourne report and adds important additional information that the writer learned from time spent with John Uhalde, a mining engineer that was intimately associated with the previous owners of the claims.

Pelke`s knowledge, coupled with his long term relationship with Jerrie Gasch registered Geophysicist and Geologist of Gasch and Associates, from Sacramento , California, has enabled the Company to identify the production starting location and to design the operating plant for initial production. Gasch has been involved in virtually all exploration work carried out on the claims over the past 20 years.

The Company is actively pursuing financing proposals in the range of $1,000,000 to $1,500,000, which will enable, once finalized, the commencement of gold production and revenue.

Once funding is suitably arranged, the Company should be able to Implement its business plan within 90-120 days.


Development Stage Revenues
--------------------------

Our recent operations have been devoted primarily to preparing to place the GoldSpring Placer Gold Claims into production. Our ability to achieve our business objectives is contingent upon our success in raising additional capital which, once finalized, will lead to revenues realized from operations.

DEVELOPMENT STAGE EXPENSES

Development stage expenses during the twelve-month period primarily consisted of accounting, legal, consulting and office expenses which are necessitated by operating in a public environment. Ongoing increases to development stage expenses are anticipated during the year 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have received capital contributions and related party loans to maintain operations but we have experienced cash flow shortages that has slowed our growth and forced to pursue other business opportunities. Through March 31, 2003, the consequences of those cash flow shortages was an increase of accrued expenses and stockholder loans.

We have primarily financed our activities from sales of our capital stock and from loans from our shareholders. A significant portion of the funds raised from the sale of capital stock was used to cover working capital needs such as office expenses and various consulting and professional fees.

We have essentially ceased software related operations because of inadequate cash flow. Our new business of operating a producing gold mine is contingent upon our ability to secure adequate financing. Management believes that this financing will be necessary in order for us to continue as a going concern. We are actively pursuing several forms of private debt and equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(C))] under the Exchange Act) within 90 days prior to the filing date of this report.

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

Item 1.   Legal Proceedings.                  Not Applicable

Item 2.   Changes in Securities.              None

Item 3.   Defaults Upon Senior Securities.    Not Applicable

Item 4.   Submission of Matters to a
          Vote of Security Holders.           None

Item 5.   Other Information.                  None

Item 6.   Exhibits and Reports of Form 8-K.   On March 5, 2003 we filed an 8K
                                              based on change in of management.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 20, 2003.

                                GOLDSPRING, INC.

Date:  May 20, 2003      By:/s/ John Cook
                         --------------------------------------
                         John Cook
                         Chief Executive Officer and President

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

                           I, John Cook certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Goldspring, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

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

     b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     May 20, 2003

/s/ John Cook
----------------------------------------
John Cook
Chief Executive Officer and President

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Leslie Cahan certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Goldspring, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

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

     b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     May 20, 2003

/s/ Leslie Cahan
----------------------------------------
Leslie Cahan
Chief Financial Officer and Treasurer