Form 10QSB
period 2003-06-30
STARTCALL COM INC
filed 2003-08-20
CIK 1120970

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

      14354 N. Frank Lloyd Wright Blvd., Suite 4, Scottsdale, Arizona 85260
                    (Address of Principal Executive Offices)

                                  480-477-6440
                           (Issuer's telephone number)

               117 West 58Th Street, 2I, New York, New York 10019
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2003: 118,187,346 shares of common stock outstanding, $0.000666 Par value.

                                  BALANCE SHEET

                                            June 30, 2003      June 30, 2002

ASSETS

CURRENT ASSETS

Cash                                         $    1,318         $       --

TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT, net                  $  127,547         $    7,751

OTHER ASSETS                                 $6,830,000         $       --

TOTAL ASSETS                                 $6,958,983         $    7,751

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and
accrued expenses                             $  150,322         $   69,400

TOTAL CURRENT LIABILITIES                    $  150,322         $   69,400

COMMITMENTS AND CONTINGENCIES                $       --         $  168,810

STOCKHOLDERS' EQUITY                         $2,159,661         $ (230,459)

PREFFERRED STOCK                             $4,650,000         $       --

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $6,958,983         $    7,751

GOLDSPRING, INC.

STATEMENT OF OPERATIONS

                                                        For the Six
                                                        Months Ended
                                              June 30, 2003        June 30, 2002

REVENUES                                         $   --              $  1,022

GENERAL AND ADMINISTRATIVE                       $   --              $ 58,537
EXPENSES

LOSS BEFORE INCOME TAX BENEFIT                   $   --              $(57,515)

INCOME TAX BENEFIT                               $   --              $     --

NET LOSS                                         $   --              $(40,836)

Loss per share of common stock-                  $   --              $  (0.04)
Basic and Diluted

                                                        For the three
                                                        Months Ended
                                              June 30, 2003        June 30, 2002

REVENUES                                         $   --              $    511

GENERAL AND ADMINISTRATIVE                       $   --              $ 17,190
EXPENSES

LOSS BEFORE INCOME TAX BENEFIT                   $   --              $(16,679)

INCOME TAX BENEFIT                               $   --              $     --

NET LOSS                                         $   --              $(16,679)

Loss per share of common stock-                  $   --              $  (0.01)
Basic and Diluted

GOLDSPRING, INC.

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH

                                                       For the Six
                                                       Months Ended
                                                       June 30, 2003       June 30, 2002

Cash Flows From Operating Activities
Net loss                                                 $     --            $(57,515)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation                                             $     --            $  6,632
Decrease in prepaid assets                               $     --            $  6,059

Total adjustments                                        $     --            $ 12,691

Net Cash Used in Operating Activities                    $     --            $(44,824)

Cash Flows From Investing Activities
Security deposits paid                                   $     --            $     --

Net Cash Provided by Investing Activities                $     --            $     --

Cash Flows From Financing Activities
Checks drawn in excess of cash balance                   $     --            $      6
Net proceeds from notes payable
related parties                                          $     --            $ 51,737

Net Cash Provided by Financing Activities                $     --            $ 51,743


NET INCREASE IN CASH                                     $     --            $  6,919

CASH AT BEGINNING OF PERIOD                              $  1,318            $ (6,925)
CASH  AT END OF PERIOD                                   $  1,318            $      6

                                GOLDSPRING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2003 and 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESBASIS OF
PRESENTATION: The Company's independent accountants are including a "going concern" paragraph in their audit report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the "going concern" paragraph states that the Company's ability to continue is also dependent on its ability to, among other things, obtain equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

Management continues to secure and pursue short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current stockholders.

Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended December 31, 2002

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

OVERVIEW



On June 12, 2003 (the "Effective Date"), pursuant to a Plan and Agreement of Reorganization ("Agreement") by exchange by Goldspring, Inc. ("Goldspring" or the "Company") with Ecovery, Inc. the Company purchased substantially all of the assets of Ecovery, Inc. for a total of 90,000,000 restricted common shares of the Company and 46,500 newly authorized $100 Preferred Convertible/Redeemable shares in full satisfaction of $4,650,000 of production payments due from the operation of the claims and $100,000. Total consideration for the GoldSpring mining claims was $4,750,000, which has been reported as an asset on the Company's balance sheet The Company's balance sheet, post closing, now reflects assets of approximately $4.9 million which includes the GoldSpring Placer Gold Claims and the Big Mike Copper project, at cost, and no debt. The Agreement was entered into on March 20, 2003, to be effective March 11, 2003 and all of the requirements of conditions of the closing were satisfied as of June 12, 2003. Pursuant to such agreement, the Company cancelled the previously issued 79,500,000 restricted common shares and reissued 90,000,000 restricted common shares to the Ecovery shareholders. As of June 12, 2003 none of the previous management of the Company were still involved in the Company.

Pursuant to the terms of the Agreement, Antonio Treminio resigned from the Board of Directors of the Company and John Cook and Les Cahan were appointed to the Board of Directors. In addition, Antonio Treminio resigned as President, Chief Executive Officer and Chief Financial Officer and John Cook was named as President and Chief Executive Officer of the Company. Les Cahan was named as the Treasurer of the Company. In addition, on June 9, 2003, the Company appointed Robert Faber, CPA, to its Board of Directors and named him Chief Financial Officer of the Company.

Pursuant to the Agreement, the Company purchased substantially all of the assets of Ecovery, Inc. for 90,000,000 shares of the Company's common stock., 46,500 $100 Preferred Convertible/Redeemable shares valued at $4,650,000 plus $100,000. Pursuant to this Agreement, the Company controls 100% of the Gold Canyon and Spring Valley Gold Placer Properties, which, according to Donald A. Bourne, P.Eng, consulting geologist, "contains 1,199,000 proven ounces of gold in 41,000,000 cubic yards of alluvial sand and gravel." The property consists of 21 unpatented placer mining claims covering approximately 850 acres located 30 miles south east of Reno and 7 miles east of Carson City, Nevada. The claim groups lie immediately south of the famous Comstock Lode gold - silver mining camp, which is considered the source of the placer values in the immediate area. Several lode mines are located at higher elevations in close proximity to the Spring Valley properties and practically all of the eroded material from these veins would be deposited on the Company's claim group. Exploration work completed on these claim groups has been carried out under the supervision of experienced and knowledgeable mining consultants thoroughly familiar with the gold mineralization of the Carson City area.

The in ground value of the reported gold reserves at a gold price of $330 (currently $350-$370) is roughly $350,000,000.00(using 900 fine), or just over $8.50/cu.yd. Operating and other costs should not exceed $3.50/cu.yd. which leaves 5.00/cu.yd., or $200,000,000.00+ of net operating revenue from gold recovery.

As announced on June 2, 2003, the Company has contracted with RMS-Ross Corporation of Chilliwack, BC, Canada for the manufacture of the first turnkey gravity gold recovery plant on the claims. The Company has negotiated terms on the total cost of $515,455. The plant includes a gold room for $101,000 which will provide the required security for the recovery operation as well as assuring higher recovery through a state of the art finishing circuit. The Company's business plan calls for the securing of $1,000,000 to implement Spring Valley 1, the first of four plants on the claims, commencing in Sept/Oct. 2003. The opening of the three additional production facilities, Spring Valley 2 and Gold Canyon 1 and Gold Canyon 2, will systematically begin in July 2004 and be completed by April 2005. The Company's financial model forecasts in excess of 100,000 ounces of gold recovery per year. Cash flow from gold productions will fund all three of these additional projects. (For a complete discussion of the Company's financial model please refer to the 8-K filed with the SEC on July 3, 2003.

The company also owns, pursuant to this agreement, 100% of a copper ore recovery project known as "The Big Mike Project" located about 2 hours east of Reno in Winnemucca, Nevada. There are 25,000,000 pounds of reported copper, mined and on the ground. The value of the contained copper at today's price of $0.75/pound is $17.75 million. Operating costs should not exceed $0.30/ pound. The Company intends to develop this project from internal cash flow when copper prices are suitable.

PLACER GOLD MINING - PRE-PRODUCTION ACTIVITIES

The Company's initial focus for immediate development is the GoldSpring Placer Gold mining claims, located about 6 miles east of Carson City, Nevada. According to Donald A. Bourne, P.Eng, consulting geologist, in his report dated March 1994, which was completed right after the 1993 extensive sampling and testing programs, "these claims have reported reserves of 1,199,000 ounces of gold which is contained in 41,000,000 cubic yards of sand and gravel".

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

Pelke's knowledge, coupled with his long term relationship with Jerrie Gasch registered Geophysicist and Geologist of Gasch and Associates, from Sacramento , California, has enabled the Company to identify the production starting location and to design the operating plant for initial production. Gasch has been involved in virtually all exploration work carried out on the claims over the past 20 years.

Subsequent to the end of the 2nd quarter the Company successfully concluded Stage 1 financing in the form of a private placement for $250,000 for restricted shares and has received a term sheet for an institutional private placement for Stage 2 financing for $1,000,000. Once stage 2 financing is completed the Company will implement its business plan and proceed to gold production and revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

We have received capital contributions and related party loans to undertake gold production operations.We have primarily financed our activities from sales of our capital stock and from loans from our shareholders. A significant portion of the funds raised from the sale of capital stock was used to cover working capital needs such as office expenses and various professional fees.

Our
 business of operating a producing gold mine is contingent upon our ability to secure adequate financing. Management believes that this financing will be necessary in order for us to continue as a going concern. We are actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

SUBSEQUENT FINANCING

On June 24, 2003 the Company commenced a private placement of $250,000 for restricted shares that was successfully concluded in July. On August 19, 2003 the "Company" announced that as a follow up to its July 31, 2003 Press Release, the Company has received a Term Sheet for Stage 2 Financing from a London (FTSE) Stock Exchange Listed Investment Trust. The Term Sheet is conditioned upon final approvals by their Investment Committee and GoldSpring's Board of Directors as well as final due diligence regarding Patriot Act compliance by both companies and GoldSpring's directors. In furtherance of such Term Sheet, GoldSpring has been invited to open an account with Christows Limited of London to facilitate the transaction.

This financing, if and when completed in the next few weeks, will enable the Company to fully execute its Plan of Operation, which calls for the initial 200 ton per hour plant, contracted on June 2, 2003 with RMS - Ross Corporation, to commence operation in the fourth quarter of 2003 on the Company's Spring Valley placer gold claims.


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

Item 1.   Legal Proceedings.                  Not Applicable

Item 2.   Changes in Securities.              None

Item 3.   Defaults Upon Senior Securities.    Not Applicable

Item 4.   Submission of Matters to a
          Vote of Security Holders.           None

Item 5.   Other Information.                  None

Item 6.   Exhibits and Reports of Form 8-K.   Certification Form 99

                                              On July 3, 2003 we filed an 8K
                                              based on Changes in Control
                                              of Registrant.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2003.

                                          GOLDSPRING, INC.

Date:  August 19, 2003                    By:  /s/ John Cook
                                          ---------------------------------
                                          John Cook
                                          Chief Executive Officer and President

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 19, 2003

/s/ John Cook
-------------------------------------
John Cook
Chief Executive Officer and President

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Robert T. Faber certify that:

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 19, 2003

/s/ Robert Faber
------------------------------
Robert T. Faber
Chief Financial Officer