Form 10QSB
period 2003-09-30
GOLDSPRING
filed 2003-11-12
CIK 1120970

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

          8585 E. Hartford Drive, Suite 400, Scottsdale, Arizona 85255
                    (Address of Principal Executive Offices)

                                  480-505-4040
                           (Issuer's telephone number)

           14354 North Frank Lloyd Wright Blvd., Scottsdale, AZ 85260 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 171,904,000 shares of common stock outstanding, $0.000666 Par value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction

GoldSpring, Inc. (the "Company" or "GSPG") is a gold mining company specializing in the economical and efficient production of precious metals. Through "state of the art" technology the Company intends to reduce the unit cost of gold production by enhancing production efficiency and increasing output. The Company has plans to expand through strategic acquisitions of ready to mine gold projects with advanced permits and proven reserves that can be economically recovered. The Company's initial focus for production will be within the Comstock Lode and Como District of northern Nevada, with future expansion to occur in other key locations in Nevada, the Mother Lode of California, and Mexico.

In March 2003 the Company acquired GoldSpring, LLC and Ecovat Copper Nevada, LLC from Ecovery, Inc., a private Nevada corporation. The assets acquired included the Gold Canyon and Spring Valley gold placer projects in Lyon County, located about 3 miles south of Gold Hill, Nevada. These placer projects have reported gold reserves of 1,199,000 ounces. These claims consist of 21 unpatented placer mining claims covering approximately 850 acres. The claim groups lie within the Comstock region, immediately south of the famous Comstock Lode, which is considered the source of the placer gold values in the area. The in-ground value of the reported gold reserves at a gold price of $380 (currently $370-$390) is roughly $455,620,000.00(using 900 fine).

In addition to the Gold Canyon and Spring Valley claims, the acquisition from Ecovery included the "Big Mike" Copper recovery project located about 2 hours east of Reno in Winnemucca, Nevada. The project has 25,000,000 pounds of reported copper, already mined and on the ground. The value of the contained copper at today's price of $0.90/pound is $22.5 million.

As a subsequent event, the Company in October 2003, completed the acquisition of The Plum Mining Company, LLC ("Plum"). The Plum project, based on geological studies conducted by third parties, contains over 3,150,000 tons of economic gold and silver bearing ore in three distinct projects. The "Billie The Kid" open pit (private land) contains 1,600,000 tons, with a Phase 1 mining plan in place, targeting 500,000 tons of 0.06 ounces per ton gold and 0.4 ounces silver. The "Billie the Kid" project is a fully permitted open pit mine. The permit allows for cyanide heap leach mineral processing and is the only such permit in the Comstock Lode. The adjacent "Lucerne" pit (private land) has remaining resources from the original mine plan in excess of 850,000 tons of 0.06 ounces gold and 0.51 ounces silver. The Como District Claims, located in the Hulley-Logan Trend about 30 miles southeast of Plum were also acquired and contain about 700,000 tons of 0.09 ounces of gold per ton and 3.9 ounces of silver per ton. The in ground values of this gold and silver ore are estimated at $75million and $7.8million, respectively. (See Subsequent Events for purchase price details).

The Plum acquisition also included 40 acres of private land with buildings, laboratories, operating permits, and heavy earth moving equipment with adequate rolling stock to mine the "Billie the Kid" claims. In addition, there are approximately 9,000 tons of ore already mined and hauled from "Billie the Kid" stacked next to the crusher with an estimated 630 ounces of gold and 5,400 ounces of silver. Based on today's prices these precious metals have a value of $260,000. Also, the Company plans to commence infrastructure development including leach ponds and pad construction. Furthermore the Company estimates mining 25,000 additional tons amounting to 34,000 tons of ore on the pad and leaching before year-end 2003.

Once again these assets provide the needed infrastructure to effectively execute our business strategy in the Comstock Lode and surrounding regions. The Company continues to identify new acquisitions within Nevada in the Comstock and Como regions and in the Carlin Trend.

Plan of Operation

The Company acquired 100% of The Plum Mining, LLC, located in Gold Hill, NV, in the Comstock Lode, about three miles north of the GoldSpring placer gold claims in October 2003. Plum contains over 3,150,000 tons of economic gold and silver bearing ore in three distinct projects and is fully permitted and will begin gold and silver production operations on November 18, 2003 at the Billie The Kid open pit. The Company plans to commence infrastructure development including leach ponds and pad construction on November 18, 2003. In addition, there are approximately 9,000 tons of ore already mined and hauled from "Billie the Kid" stacked next to the crusher with an estimated 630 ounces of gold and 5,400 ounces of silver. Based on today's prices these precious metals have a value of $260,000. Also, the Company plans to commence infrastructure development including leach ponds and pad construction. Furthermore the Company estimates mining 25,000 additional tons amounting to 34,000 tons of ore on the pad and leaching before year-end 2003.

The Company contracted with RMS-Ross Corporation for the first of four, turnkey 200 ton per hour gravity gold recovery plants on the GoldSpring placer gold claims. The first plant is in route and scheduled to arrive prior to November 18, 2003. Production will commence in the fourth quarter of 2003. Each plant will recover approx. 25,000 oz. au/yr. Three additional plants are scheduled to be in operation by April 2005. The four plant operation will handle approximately 1,000 tons/hour and will produce in excess of 100,000 oz. au/yr.

GoldSpring has several additional projects under Letter of Intent status, (Please see Press Releases) which, subject to due diligence, will be added to the Company's expanding portfolio of operations either prior to 12/31/2003 or in First quarter 2004. The Company intends to use its cash flow and valuable stock to grow its operations through strategic acquisitions of additional projects that can easily be put into production by providing plant, equipment and working capital.

The Company also intends to put the Gold Canyon and Spring Valley placer projects into production immediately after the "Billie the Kidd" project commences. The Company is creating a high-quality portfolio of precious metals producing assets to achieve substantial, long-term growth and cash flow.

Production and Revenue Guidance for the Fourth Quarter

As noted earlier, the Company will be producing gold and silver during the fourth quarter 2003. Current plans include the processing of the 9,000 tons already stock piled at the Plum property plus the mining of 16,000 tons of ore at "Billie the Kid" and 4,000 tons of ore at the GoldSpring placer mines. The estimated revenue to be realized in the fourth quarter based on the processing of these 29,000 tons of ore and considering a $380 gold price and a $4.75 silver price is approximately $475,000. The leached material, however, will only be partially recovered by year-end. The remainder of the gold and silver will be captured during the first quarter 2004. Revenue related to the gold and silver produced after year-end from these 29,000 tons will be recognized in the first quarter 2004 as well.

Reported Reserves and In-Ground Values

o The GoldSpring Placer Properties: 1,199,000 reported Ounces of Gold in sand and gravel representing an in-ground value of $455,620,000 for $380 gold.( Silver content not available.)

o The Big Mike Copper Project: 25,000,000 pounds of already mined copper on the ground, representing $22.5million for $ .90 copper.

o The Plum Mining, LLC: 3,150,000 tons of gold and silver bearing ore representing in ground value of $75million in gold and $7.8 million in silver.

Total in ground value: $530,620,000 in gold, $7,800,000in silver and $22,500,000 in copper.

Funding Events

Between June 30 and September 30 the Company raised approximately $2.03 million dollars in equity; $250,000 from the private placement of restricted common shares to accredited private investors (Stage 1 Equity Financing) and $1.78 million from the placement of restricted common shares with an institutional investor Jubilee Investment Trust, a London, England (Stage 2 Equity Financing).These stock placements, provided the enterprise with funds to acquire Plum Mining (See Subsequent Events) capital to commence gold production on the Billie the Kid, Gold Canyon and Spring Valley gold claims in Storey and Lyon Counties and required working Capital. The balance of the proceeds will be deployed to advance gold production, pursue acquisition opportunities, and for general corporate purposes

As of September 30, 2003 the Company has approximately $15.6 million in assets, $1.6 million in cash, a fully paid RMS Ross Turnkey Gravity Gold Recovery Plant, and no debt.

10% Stock Dividend

On September 9, 2003 the Company announced its intent to issue a 10% stock dividend that would be effective for all shareholders of record at the close of market September 15. Pursuant to this announcement the Company issued an additional 15.6 million common shares effective September 16, 2003. The corporate transfer agent (Corporate Stock Transfer, 3200 Cherry Creek Drive South, Denver Colorado 80209 - telephone number 303-282-4800) automatically issued the dividend shares on the pay date of September 25, 2003.


COMMON SHARES OUTSTANDING
                                                         UNRESTRICTED     RESTRICTED         TOTAL
                                                         ------------     ----------         -----
Common Shares Outstanding
at December 31, 2002                                      3,000,355       80,698,726        83,699,081

2003 ACTIVITY
-------------

Cancellation of Treasury Shares - Previously
issued to Web Intelligence Technology and
ARN Investment under a stock exchange that
agreement that was cancelled. (March 11, 2003)                    0      (79,500,000)        4,199,081

Restricted Common Shares issued to Ecovery in
consideration for the purchase of Ecovat Copper
Nevada, LLC and GoldSpring LLC
(Issued June 12, 2003 with an effectuation date of
March 11, 2003)                                                   0       90,000,000        94,199,081

Company entered into three separate Consulting
Agreements whereby common shares were
exchanged for services (March 11, 2003)                  24,000,000                0       118,199,081

Company issued restricted common shares in
exchange for consulting services
(August 20, 2003)                                                 0           89,000       118,288,081

Private placement offering of restricted
common shares (September 15, 2003)                                0        2,000,000       120,288,081

Sale of 36 million shares to Jubilee Trust
(September 15, 2003)                                              0       36,000,000       156,288,081

10% Stock Dividend
(September 16, 2003)                                      2,700,036       12,915,883       171,904,000
                                                       ------------     ------------      ------------

SHARES OUTSTANDING AT SEPTEMBER 30, 2003                 29,700,391      142,203,590       171,904,000
                                                       ------------     ------------      ------------

Weighted Average Shares Outstanding at September 30, 2003                               122,597,690

SUBSEQUENT EVENTS

Acquisition of The Plum Mining Company, LLC

In November 2003, the Company completed the acquisition of The Plum Mining Company, LLC ("Plum"). The purchase price was $1.4 million, payable as follows: with $200,000 cash at closing, 750,000 restricted common shares at a value of $0.267 per share in lieu of $200,000 and a note for $ 1million payable in equal quarterly installments over thirty months with an annual interest rate of 0%. The Plum acquisition also included 40 acres of private land with buildings and laboratories. This provides the needed infrastructure to effectively execute our business strategy in the Comstock region.

CAPITAL RESOURCES

Management intends to raise additional funds to accelerate production at existing locations as well as providing capital for future acquisitions.

BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended December 31, 2002.






                                GOLDSPRING, INC.
                        UNAUDITED COMBINED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003

                                                                     September 30,   September 30,
                                                                          2003            2002
                                                                     Balance Sheet   Balance Sheet
                                                                     -------------   -------------
                           ASSETS

CURRENT ASSETS:
             Cash ..............................................       1,600,505              299
             Accounts Receivable ...............................              --               --
             Inventory .........................................              --               --
             Other Current Assets ..............................          20,791               --
                                                                     -----------      -----------

                         Total Current Assets ..................       1,621,296              299

PROPERTY AND EQUIPMENT - NET:
             Land & Development (Big Mike) .....................         119,138               --
             Land & Development (Spring Valley and Gold Canyon)        4,750,000               --
             Water Rights ......................................           8,000               --
             Other  Equipment ..................................         201,118            7,750
                                                                     -----------      -----------

                         Total Property and Equipment ..........       5,078,256            7,750

OTHER ASSETS:
             Goodwill - Net ....................................       8,920,543               --
             Investment in Subs ................................              --               --
             Intercompany ......................................              --               --
             Other Assets ......................................              --               --
                                                                     -----------      -----------

                         Total Other Assets ....................       8,920,543               --

                         TOTAL ASSETS ..........................      15,620,095            8,049
                                                                     ===========      ===========

                LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
             Accounts Payable ..................................              --               --
             Accrued Expenses ..................................          99,322           71,036
             Bank Revolver .....................................              --               --
             Current Portion  Long-term Debt ...................              --            1,760
             Due to Affiliate ..................................              --               --
             Other Payable .....................................              --               --
                                                                     -----------      -----------

                         Total Current Liabilities .............          99,322           72,796

LONG-TEM LIABILITIES:
             Related Parties-Net of Current Portion ............              --          175,699

SHAREHOLDER'S EQUITY:
             Perferred Stock ...................................       4,650,000               --
             Common Stock ......................................         114,453            1,472
             Treasury Stock ....................................              --               --
             Additional Paid-in Capital ........................      15,573,350          341,156
             Deferred Consulting Fees ..........................      (4,129,908)         (23,728)
             Accumulated Retained Earnings .....................        (581,092)        (491,844)
             Net Income Current Period .........................        (106,031)         (67,502)
                                                                     -----------      -----------

                         Total Stockholder's Equity ............      15,520,773         (240,446)

                         TOTAL LIABILITIES & SHAREHOLERS'S
                                     EQUITY ....................      15,620,095            8,049
                                                                     ===========      ===========

                                GOLDSPRING, INC.
              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
            FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 / 2002

                                                            For the Nine Month Period Ended:
                                                            --------------------------------
                                                              September 30,    September 30,
                                                                  2003             2002
                                                                --------         --------
NET SALES .................................................           --            1,157

COST OF SALES .............................................           --               --
                                                                --------         --------

GROSS PROFIT ..............................................           --            1,157

OPERATING EXPENSES:
            Business Development ..........................       15,711               --
            General and Administrative ....................           --           52,382
            Financial Services ............................        9,509               --
            Professional Services .........................       28,058               --
            Consulting ....................................       26,823               --
            Office Supplies ...............................        2,437               --
            Utilities .....................................        6,990               --
            Rent ..........................................        3,445               --
            Marketing and Promotion .......................          582               --
            Research and Development ......................           --            9,645
            Other Operating Expenses ......................       12,476               --
                                                                --------         --------

                        Total Operating Expenses ..........      106,031           62,027

EBITDA ....................................................     (106,031)         (60,870)

DEPRECIATION AND AMORTIZATION:
            Depreciation ..................................           --            6,632
            Amortization ..................................           --               --
                                                                --------         --------

                        Total Depreciation and Amortization           --            6,632

EBIT ......................................................     (106,031)         (67,502)

OTHER INCOME AND (EXPENSES):
            Interest Income ...............................           --               --
            Other Income ..................................           --               --
            Interest Expense ..............................           --               --
            Othe Expense ..................................           --               --
                                                                --------         --------

                        Total Other Income and (Expenses) .           --               --

NET INCOME (LOSS) BEFORE TAXES ............................     (106,031)         (67,502)
                                                                ========         ========

Loss Per Share of Common Stock (weighted average) .........     $ (0.001)          (0.003)

                                GOLDSPRING, INC.
              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
           FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 / 2002

                                                            For the Nine Month Period Ended:
                                                            --------------------------------
                                                              September 30,   September 30,
                                                                  2003            2002
                                                                --------        --------
NET SALES .................................................           --             135

COST OF SALES .............................................           --              --
                                                                --------        --------

GROSS PROFIT ..............................................           --             135

OPERATING EXPENSES:
            Business Development ..........................       15,711              --
            General and Administrative ....................           --           7,911
            Financial Services ............................        9,509              --
            Professional Services .........................       28,058              --
            Consulting ....................................       26,823              --
            Office Supplies ...............................        2,437              --
            Utilities .....................................        6,990              --
            Rent ..........................................        3,445              --
            Marketing and Promotion .......................          582              --
            Research and Development ......................           --              --
            Other Operating Expenses ......................       12,476              --
                                                                --------        --------

                        Total Operating Expenses ..........      106,031           7,911

EBITDA ....................................................     (106,031)         (7,776)

DEPRECIATION AND AMORTIZATION:
            Depreciation ..................................           --           2,211
            Amortization ..................................           --              --
                                                                --------        --------

                        Total Depreciation and Amortization           --           2,211

EBIT ......................................................     (106,031)         (9,987)

OTHER INCOME AND (EXPENSES):
            Interest Income ...............................           --              --
            Other Income ..................................           --              --
            Interest Expense ..............................           --              --
            Othe Expense ..................................           --              --
                                                                --------        --------

                        Total Other Income and (Expenses) .           --              --

NET INCOME (LOSS) BEFORE TAXES ............................     (106,031)         (9,987)
                                                                ========        ========

                                GOLDSPRING, INC.
                             STATEMENT OF CASH FLOW
           FOR THEEE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 / 2002

                                                            For the Nine Month Period Ended:
                                                            --------------------------------
                                                              September 30,   September 30,
                                                                  2003            2002
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) ..............................................       (106,031)        (67,502)

Adjustments to Reconcile Net Loss to Net Cash
  Flows Used in Operating Activities:
             Depreciation ...............................             --           6,632

             (Increase) Decrease in:
                         Accounts Receivable ............             --              --
                         Inventory ......................             --              --
                         Other Current Assets ...........        (20,791)         29,355

             Increase (Decrease) in:
                         Accounts Payable ...............       (100,000)          9,461
                         Accrued Expenses ...............             --              --
                         Other Current Liabilities ......             --              --
                         Due to Affiliates ..............             --              --
                                                              ----------      ----------

Net Cash Flows Used in Operating Activities .............       (226,822)        (22,054)
                                                              ----------      ----------

             Increase in Bank Overdraft .................             --          29,278
             Proceeds from Stock Issuance Jubilee Trust .      1,785,008              --
             Proceeds from Private Placement ............        250,000              --
             Purchase RMS - Ross Equipment ..............       (200,000)             --
             Purchase of Water Rights ...................         (8,000)             --
             Spring Valley and Gold Canyon ..............             --              --
                                                              ----------      ----------

Net Cash Flows Provided by (used in) Financing Activities      1,827,008          29,278
                                                              ----------      ----------

Net Increase (Decrease) in Cash .........................      1,600,186           7,224

Cash Beginning of Year ..................................            319          (6,925)

Cash End of Period ......................................      1,600,505             299
                                                              ==========      ==========

                                GOLDSPRING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2003 AND 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES/ OVERVIEW

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding GoldSpring, Inc. (the "Company" or "GSPG"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possible need for additional financing; dependence on management; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

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

Item 1.   Legal Proceedings.                  Not Applicable

Item 2.   Changes in Securities.              None

Item 3.   Defaults Upon Senior Securities.    Not Applicable

Item 4.   Submission of Matters to a
          Vote of Security Holders.           None

Item 5.   Other Information.                  None

Item 6.   Exhibits and Reports of Form 8-K.   Certification Form 999

          On July 3, 2003 we filed an 8K based on a Change in Control of Registrant and on September 23, 2003 and September 25, 2003 we filed 8K based on amendments to the July 3, 2003 8K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2003.


                                           GOLDSPRING, INC.

Date:  November 11, 2003                   By:  /s/ Robert T. Faber
                                                --------------------------------
                                                Robert T. Faber
                                                Chief Financial Officer

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


Dated:  November 11, 2003


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


Dated: November 11, 2003


/s/ Robert Faber
------------------------------
Robert T. Faber
Chief Financial Officer