Form 10-K
period 2003-12-31
GOLDSPRING
filed 2004-03-12
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 000-32429

                            ------------------------

                                GOLDSPRING, INC.
             (Exact Name of Registrant as Specified in its Charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for the most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (172,627,149 shares) based on the average bid and asked price as of December 31, 2003 being $ 0.84 per share: $145,006,805

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 172,677,149 shares of Common Stock, $0.000666 Par Value, as of March 11, 2004.

                                TABLE OF CONTENTS


                                                                            PAGE

GLOSSARY....................................................................
CURRENCY....................................................................
UNCERTAINTY OF FORWARD-LOOKING   STATEMENTS.................................


         PART I

ITEM 1.  BUSINESS...........................................................
ITEM 2.  PROPERTIES.........................................................
ITEM 3.  LEGAL PROCEEDINGS..................................................
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................


         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................................
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND OPERATING RESULTS....................................
ITEM 7.  FINANCIAL STATEMENTS...............................................
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................


         PART III

ITEM 9.  DIRECTORS AND OFFICERS OF REGISTRANT...............................
ITEM 10. COMPENSATION OF DIRECTORS AND OFFICERS.............................
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.....................................................
ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS......................
ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K...................................
ITEM 14  CONTROLS AND PROCEDURES............................................
ITEM 15  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................

                                    GLOSSARY

"ASSAY" means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

"BRECCIA" means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

"BONANZA" means a compact mass of very high-grade ore. Average Bonanza grades are 2.3 ounces of gold per ton and 43 ounces of silver per ton.

"CLAIM" means a mining title giving its holder the right to prospect, explore for and exploit minerals within a defined area.

"COMMON SHARES" means common shares without par value of GoldSpring, Inc.

"COMPANY" means the consolidated group consisting of GoldSpring, Inc. and its subsidiaries The Plum Mining Company, LLC, GoldSpring, LLC and Ecovat Copper Nevada, LLC.

"CORPORATE STOCK TRANSFER" means GoldSpring's registrar and transfer agent, Corporate Stock Transfer of Denver, Colorado.

"CORPORATION" means the consolidated group consisting of GoldSpring, Inc. and its subsidiaries The Plum Mining Company, LLC, GoldSpring, LLC and Ecovat Copper Nevada, LLC.

"CUT-OFF GRADE" means the grade below which mineralized material or ore will be considered waste.

"DEPOSIT" means an informal term for an accumulation of mineral ores.

"DIAMOND DRILL" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

"DORE" means unrefined gold and silver bullion consisting of approximately 90% precious metals, which will be further refined to almost pure metal.

"DUMPS" means depositories of unprocessed material rejected from prior mining operations.

"ECOVAT COPPER NEVADA" means Ecovat Copper Nevada, LLC, a wholly-owned subsidiary of GoldSpring, Inc.

"FAULT" means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

"GOLDSPRING" means GoldSpring, Inc.

"HEAP LEACH" means a gold extraction method that percolates a cyanide solution through ore heaped on an impervious pad or base.

"MINERALIZATION" means the concentration of metals within a body of rock.

"MINERALIZED MATERIAL" is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

"NET SMELTER RETURNS" means the actual financial proceeds received from any mint, smelter, refinery, or other purchaser, from the sale of bullion, dore, concentrates or finished products, less the cost of shipping, and all minting, smelter or refinery costs.

"ORE" means material containing minerals that can be economically extracted.

"OXIDE" means mineralized rock in which some of the original minerals have been oxidized (I.E., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

"PATENT" means Fee simple title (private land) obtained from a State or Federal government to land containing a valid mineral discovery.

"PLACER MINE" means the Gold Canyon and Spring Valley properties contained within the legal entity of Goldspring LLC.

"PLUM MINING" means The Plum Mining Company, LLC, a wholly-owned subsidiary of Goldspring, Inc.

"PROBABLE RESERVES" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

"PROVEN RESERVES" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

"RECOVERY" means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

"RESERVES" or "ORE RESERVES" mean that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

"SAMPLING" means selecting a fractional, but representative, part of a mineral deposit for analysis.

"SEDIMENT" means solid material settled from suspension in a liquid.

"STOCKWORK" means a rock mass interpenetrated by small veins of mineralization.

"STRIKE", when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

"STRIKE LENGTH" means the longest horizontal dimension of an ore body or zone of mineralization.

"STRIPPING RATIO" means the ratio of waste to ore in an open pit mine.

"SULPHIDE" (or "SULFIDE") means a compound of sulfur and some other element.

"TRENCHING" means prospecting in which subsurface strata are exposed by digging pits across the strike of a lode.

"VEIN" means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

"VOLCANICLASTIC" means derived by ejection of volcanic material from a volcanic vent.

"WASTE" means rock lacking sufficient grade and/or other characteristics of ore.

                                    CURRENCY

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.


                    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forwarding-looking statements concerning, among other things, projected annual gold production, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Item 1. Business--Risk Factors". GoldSpring, Inc. assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

GoldSpring, Inc. (the "Company" or "GSPG") is a precious metals mining company specializing in the economical and efficient production of gold and other precious metals. The Company, as it exists today, was formed in March 2003 when a Plan of Agreement and Reorganization by Exchange (the "Plan of Reorganization") was executed between the Company and Ecovery, Inc., a private corporation with mining properties in Nevada. Pursuant to the Plan of Reorganization, in consideration for substantially all of the assets of Ecovery, the Company agreed to pay $13.75 million in the form of 90 million restricted shares of its common stock (market value of $0.10 per share) to the Ecovery shareholders, $100,000 cash payment to Ecovery, and 46,500 $100 Preferred Convertible/Redeemable shares to Harlesk Nevada (the prior owner of the Gold Canyon and Spring Valley placer projects) in full satisfaction of $4,650,000 of production payments due to Harlesk Nevada from the operation of the Placer projects.

Ecovery's assets included the Gold Canyon and Spring Valley gold placer projects in Lyon County, Nevada plus the "Big Mike" Copper Project in Nevada. The Gold Canyon and Spring Valley Placer gold claims, located about 3 miles south of Gold Hill, Nevada, have reported gold reserves of 1,199,000 ounces. These claims consist of 21 unpatented placer mining claims covering approximately 850 acres. The claim groups lie immediately south of the famous Comstock Lode, which is considered the source of the placer gold values in the immediate area. Ecovery's assets also included the "Big Mike" Copper Ore Project, located about 2 hours east of Reno in Winnemucca, Nevada, containing 25,000,000 pounds of copper already mined. The total value of the contained copper in the ore at recent prices above $1.30/pound is approximately $32.50 million.

Prior to March 2003, the Company was focused on software and technology applications for global e-commerce. Originally founded in Florida in October 1999 as Click and Call Company, the Company changed its name to StartCall.com, Inc. in June 2000. StatrCall.com's business plan was to serve as an application service provider (ASP) which offered real-time interaction technology as an out source service. The Company planned to offer a technology that would enable visitors to a web site to click on a button and request live help at the point of a purchase when needed or desired by the customer. In the fourth quarter of 2002, the Company's management decided that it could not compete in the marketplace and began looking for potential acquisitions or mergers with companies in the software telecommunications industry. In December 2002, StartCall.com entered into a Stock Purchase Agreement and Share Exchange Agreement with a Danish software company, ARN Invest, in which the Company agreed to acquire Web Intelligence, a European supplier of online competitive intelligence services, in exchange for the issuance of 79,500,000 shares to ARN Invest. Pursuant to the Agreement, the Company's name was changed to Visator, Inc. and Web Intelligence became Visator's wholly-owned subsidiary and operating company. In February 2003, Web Intelligence, ARN Invest, and the management of Visator agreed to void the transaction. A Termination Agreement and Mutual Release was executed on February 28, 2003. The Stock Purchase Agreement and Share Exchange were deemed null and void, and ARN Invest returned the 79,500,000 common shares of Visator in consideration for the payment of $20,000. These common shares were subsequently cancelled in March 2003.

Prior to the Plan and Agreement of Reorganization by exchange by Goldspring, Inc., the Company had entered into various contractual arrangements whereby the Company would issue common stock as consideration for investor relations, business advisory and related consulting services. A total of 26,726,932 common shares valued at $4,123,278 were issued for consulting services during the period February 2002 through March 11, 2003 (See Note H for further details). The entire amount was realized as an expense in 2003.

Following the termination of the Agreement with ARN Invest, Visator executed a letter of intent and subsequent purchase agreement with Ecovery, Inc. to acquire substantially all of the assets used by Ecovery in conducting its mining business in Nevada. Pursuant to the Letter of Intent, the Company changed its name to GoldSpring, Inc. The "Plan of Agreement and Reorganization by Exchange" between GoldSpring and Ecovery (the "Plan of Reorganization") was entered into on March 20, 2003. The final closing documents for GoldSpring's acquisition of Ecovery's Nevada mining assets were executed on June 12, 2003 with an effectuation date of March 11, 2003. As outlined in the Plan of Reorganization and final closing documents, Antonio Treminio resigned from the Board of Directors of the Company and John Cook and Les Cahan were appointed to the Board of Directors. In addition, Antonio Treminio resigned as President, Chief Executive Officer and Chief Financial Officer, and John Cook was named as President and Chief Executive Officer of the Company. The Company then appointed Robert Faber to its Board of Directors and named him Chief Financial Officer of the Company in June 2003.

In June 2003 the Company ordered its first RMS - Ross turnkey gravity placer gold recovery plant. This plant was delivered in November 2003.

On September 16, 2003 the shareholders of record received a 10% stock dividend. Pursuant to this dividend, the Company issued an additional 15.6 million common shares to its shareholders.

In September 2003 prior to the 10% stock dividend, the Company completed a $2 million equity raise. The financing consisted of two phases. Phase One was a $250,000 private placement offering of 2 million restricted common shares at $0.125 to private accredited investors. Phase Two was also an equity financing which was completed with a London Stock Exchange Listed Investment Trust generating $1,785,008 in exchange for 36 million restricted common shares of the Company's stock. This Investment Trust also received an additional 3.6 million restricted common shares pursuant to the Company's 10% dividend in September 2003. The Company deployed the funds to acquire "The Plum Mining Company, LLC", to commence gold production at Plum's Billie the Kid open pit mine and for general corporate purposes.

On November 1, 2003, the Company acquired The Plum Mining Company, LLC ("Plum"). The Plum property consists of two projects (The Billie the Kid Project comprised of the Billie the Kid, Lucerne and the Hartford Pits, and The Como Project) containing over 2,427,082 tons of economic gold and silver bearing ore. The "Billie the Kid" open pit (private land) contains 600,000 tons, with a Phase 1 mining plan targeting 500,000 tons of proven 0.058 ounces/ton gold and 0.31 ounces/ton silver. The adjacent "Lucerne" open pit (private land) has resources in excess of 1,150,000 tons of proven 0.05 ounces/ton gold and 0.71 ounces/ton silver. The Como District Claims, located in the Hulley-Logan Trend about 30 miles SE of Plum, contains about 700,000 tons of probable 0.09 ounces/ton gold and 3.9 ounces/ton silver. At

$400 gold and $6.5 silver the ore body represents approximately $62 million of gold and $24 million in silver.

In addition to the mining claims, the Plum acquisition included 40 acres of private land with a 2,700 square foot office building, two laboratory trailers, an enclosed maintenance facility, earth-moving equipment, dump trucks, and other processing equipment including a Merrill Crowe solution extraction plant and a primary ore crusher. Notably, Plum Mining has the only permit for cyanide heap leach processing facility in the Comstock Lode area of Nevada. Given the regulatory climate in this area, Plum mining most likely will be the only company in the Comstock Lode District with a cyanide heap leach permit. The Plum permits and infrastructure provide a solid platform for further expansion in the Comstock Lode District.

Approximately two weeks after the closing of the Plum acquisition, the Company was successful in securing necessary final regulatory approvals to commence infrastructure development on the Plum property. Ground breaking took place on November 18th with an aggressive plan to be in production and mineral recovery before year-end. Several strategic vendor relations were formed including an agreement with American Asphalt. This vendor provides mine excavation and transportation of ore to the processing facility. The Company's aggressive plans for the 4th Quarter 2003 production would have been attainable had the Leach pad and pond liner material been available on schedule as contracted. The facility would have been finished by December 11 and able to be overlined and loaded with ore for Q4 revenue. The weather window necessary for detailed construction of the leach pad and ponds was lost and rather than send ore off property at an excessive incremental cost, a decision was made to stockpile the mined material for processing once the construction was complete. While not received or reported in Q4, the revenue associated with the stockpiled gold and silver ore mined in the 4th Quarter 2003 is being generated in 2004. Currently, over 80,000 tons of ore from Billie the Kid pit have been mined and are being loaded on the completed Heap Leach Processing pad.

On December 12, 2003, the Company initiated the application process to be listed on the American Stock Exchange (AMEX). Under the Standard 3 Listing Guidelines, the Company met the qualifications for listing on the AMEX. (Financial Guidelines - a market capitalization in excess of $50 million, a market value of the public float in excess of $15 million and stockholders equity in excess of $4 million; Distribution Guidelines - at least 400 public stockholders, at least 500,000 shares in the public float, and an average daily trading volume of at least 2,000 shares) The initial "Comment Letter" was received from the AMEX on January 20, 2004. All items contained in the "Comment Letter" have been addressed and responded to effective with the filing of this document.

As demonstrated above, 2003 was a year of formation and staging for the enterprise. 2004 will focus on expanding mineral production at existing properties and increasing reserves through strategic acquisitions and exploration. The Company will continue to seek acquisition opportunities where the properties have proven reserves, advanced permitting in place and where exploration opportunities exist. The Company has three (3) Letters of Intent in place for properties that meet these criteria. Contingent upon successful due diligence, the Company intends to complete these acquisitions in the near term.

Current in-ground reported reserves total $596 million: Gold: $540 Million (1.35 Million oz.), Silver: $24 Million (3.7 Million oz.), and Copper: $32 Million (25 Million lbs.) The Company intends to increase In-Ground Reserves to over 3 million ounces of gold in 2004 through acquisitions and exploration of existing properties. Exploration opportunities exist on the Company's properties including a Bonanza potential discovery of 1 to 3 million additional ounces of gold. GoldSpring is committed to creating a high-quality portfolio of gold and other precious metals producing assets to achieve substantial, long-term growth and cash flow.

SUBSEQUENT FINANCING EVENTS

On February 10, 2004, the Company announced a Restricted Private Placement for accredited private investors for a maximum of $500,000 (66 2/3 units). Units of $7,500 consisting of 10,000 shares of the Company's restricted common stock, par value $.000666 and 5,000 warrants exercisable at $1.00 for a one-year period. The Company has the right to redeem the restricted shares from the investors within 120 days of the purchase of the shares at the same price paid by the investor and the investor will retain the warrants.

The warrants/converted shares shall have registration rights commencing 180 days after the date of issuance. The restricted shares shall remain restricted for one year if not redeemed. This offering was closed on February 23, 2004.

On March 11, 2004 the Company closed a $10 million Institutional equity private placement brokered by Merriman Curhan Ford & Co. of San Francisco, California. The Company received gross proceeds from a group of institutional investors of $10 million from a private placement of 21,739,130 shares of unregistered common stock at a negotiated price of $0.46 per share. The investors also received warrants to purchase 10,869,565 shares of common stock at an exercise price of $0.86 per warrant share. Additionally, investors have the option to invest an additional $5.0 million in a green shoe option.

Use of Proceeds is as follows: $3 million to accelerate the ramp up of existing gold, silver and copper reserves into production; $3 million to complete and bring to production those acquisitions currently under LOI; $2 million for additional acquisitions, development and exploration and $2 million for working capital. This capital infusion, according to the Company's business plan, will enable production revenue on an annualized basis to increase from around $20 million to about $70 million.

EMPLOYEES

As of December 31, 2002, the Company had 4 full-time employees at its executive office in Scottsdale, Arizona. In addition, the Company contracted two full-time managers to oversee the Plum Mining project in Nevada (one manager was paid as a consultant, and the other was employed through an employee leasing agency). The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence and acquisition initiatives. Since the beginning of 2004, the Company has added five mining employees at the Plum project, all of whom are leased through an employee leasing agency. The Company also uses sub-contractors in its mining operations which involves approximately 20 people including a mining and screening foreman.

The Company's corporate headquarters are located in Scottsdale, Arizona, where the Company leases space at 8585 E. Hartford Dr., Suite 400, Scottsdale, AZ 85255. Telephone: 480-505-4040. Fax: 480-505-4044

PRINCIPAL MARKETS

The products produced by the Company are sold on world markets at prices established by market forces. These prices are not within the control of the Company.

GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct its exploration and other programs. The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in the United States. There are no current orders or directions with respect to the foregoing laws and regulations.

RECLAMATION

The Company generally is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated there under by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require surety to be posted for mining projects to assure the Company will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, the Company posted a surety in the amount of $321,000, of which $145,000 came in the form of a cash deposit and the balance was secured from a surety agent.

COMPETITION

The Company competes with other mining companies in connection with the acquisition of gold properties. There may be competition for gold acquisition opportunities, some of which may involve other companies having substantially greater financial resources than the Company.

The Company believes no single company has sufficient market power to affect the price or supply of gold in the world market.

RISK FACTORS

An investment in the Company's Common Shares involves risk. The risks described below are not the only ones facing the Company. Additional risks not presently known to the Company or which management currently considers immaterial may also adversely affect the Company's business. Management has attempted to identify the major factors under the heading "Risk Factors" that could cause differences between actual and planned or expected results, and has included all material risk factors. If any of the following risks actually happen, the Company's business, financial condition and operating results could be materially adversely affected.

     1. The Company has no record of earnings. It is also subject to all of the risks inherent in a developing business enterprise.

     2. The Company's success and possible growth will depend on its ability to recover precious metals, process them, and successfully sell them on world markets. It is dependent on the market's acceptance of the quality of the product presented for sale.

     3. Liquidity and the need for additional financing is a concern for the Company. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

     4. Management cannot be certain that the Company's acquisition, exploration and development activities will be commercially successful. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. There can be no assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

     5. The price of gold is subject to fluctuations, which could adversely affect the realizable value of the Company's assets and potential future results of operations and cash flow.

     6. The Company's principal assets are gold, silver and copper reserves. The Company intends to attempt to acquire additional properties containing reserves and mineralized material with exploration potential. The price that the Company pays to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. The Company's potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential mineral production there from, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond the control of the Company, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of the Company's projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect the Company's asset values, cash flows, potential revenues and profits.

     7. Mining exploration, development and operating activities are inherently hazardous. Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, the Company could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Company could incur significant costs that could have a material adverse effect on its financial condition.

     8. Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices and recoverability of metal in the mining and mineral recovery process. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of the Company's properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

     9. The Company's exploration and development operations are subject to environmental regulations, which could result in incurrence of additional costs and operational delays. All phases of the Company's operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's projects. The Company is currently subject to environmental regulations with respect to its properties in Nevada.

     10. U.S. Federal Laws. The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Company.

     11. Nevada Laws. At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Plum Mining Company and the GoldSpring Placer Projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, the Company is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination, and landfill operations. Any changes to these laws and regulations could have an adverse impact on the Company's financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

     12. There may be challenges to the Company's Title in the mineral properties in which the Company holds a material interest. If there are title defects with respect to any of the Company's properties, the Company might be required to compensate other persons or perhaps reduce its interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration and development programs.

ITEM 2.  DESCRIPTION OF PROPERTY

PLUM MINING PROPERTIES (BILLIE THE KID OPEN PIT MINE, LUCERNE OPEN PIT MINE, COMO CLAIMS)

In November 2003, GoldSpring purchased 100% of the interest in The Plum Mining Company, LLC ("Plum"). Plum's property interests include title to 40 acres of private land, with improvements consisting of a 2,700 square foot commercial/residential office building and a 1,500 square foot shop; and mineral exploration and mining leases for the Billie the Kid and Lucerne Open Pit mines and the Como Claims.

Lease and Royalty Payments
--------------------------

The Company has a Mineral Exploration and Mining Lease Agreement with Claire Obester dated January 1, 1997 (the Obester Lease) covering mineral rights to the Billie the Kid and Lucerne open pit mines as well as other mining claims. Terms of the lease call for monthly lease payments of $500 until the mining claims covered by the lease are put into production. After production commences, the Company shall pay a royalty to Lessor amounting to the greater of $500/mo. or a percentage of Net Smelter Returns (the percentage varies based on the price of gold - 3% is gold is less than $400/oz., 4% if gold is greater than or equal to $500/oz. But less than $500/oz., and 5% if gold is over $500/oz).

The Company has a second Mineral Exploration and Mining Lease Agreement with the Donovan Silver Hills, LLC covering 13 unpatented mining claims. Terms of the lease call for monthly lease payments of $250 until the mining claims covered by the lease are put into production. After production commences, the Company shall pay a royalty to Lessor amounting to the greater of $500/mo. or a percentage of Net Smelter Returns (The percentage varies based on the price of gold - 3% if gold is less than $400 per ounce, 4% if gold is in the $400's per ounce and 5% if gold is $500 or greater per ounce.).

Geology, Structure and Mineralization
-------------------------------------

The project geology is dominated by three principal lithologic units. The oldest is a Mesozoic sub-areal to sub-marine volcanic and sedimentary sequence. This unit is dominated by metamorphosed andesite, with local sedimentary units consisting of black graphitic shale and limestone. Intruding and overlying this are dikes and flows of the Hartford Hill Rhyolite (Santiago Canyon Tuff). Sequentially above the Hartford Hill is the Alta Andesite. In the project area, the unit is composed of up to 2000 feet of andesitic flows and interlayered, water lain tuffs (Sutro Tuff).

The Lucerne and Billie the Kid deposits are situated along faulted, offset sections of the Silver City Lode, one the structures which intersect and form the larger Comstock Lode. The structural grain of both deposits is roughly N50oW, and both dip northeasterly.

With in the Billie the Kid and the Lucerne deposits, intrusive dikes and sills of the Alta andesite are seen to be spatially associated with gold mineralization, but only rarely are mineralized. In the Billie the Kid deposit approximately 80% of the mineralization is contained in the Hartford Hill rhyolite, and in the paleosol which separates it from the Mesozoic meta-andesite. In the Lucerne deposit, roughly 70% of the ore grade mineralization is contained in the Hartford Hill, the remainder being in the Alta.

Ore mineralogy is unique in the district. Fragments of both Alta andesite and Hartford Hill rhyolite, cut by open space quartz veinlets and veins are found throughout a matrix of lacy to sugary quartz, white to black calcite, and manganiferous clays. Gold is found as discrete very fine grains of free gold with in the clayey matrix. Typical gold grains have extremely ornate boundaries, and abnormally large surface areas, somewhat resembling crumpled foil, or broken egg shells. This large surface area, and the lack of any encapsulation allow effective treatment in a heap leach environment.

OPEN PIT MINERAL RESERVES
-------------------------

BILLIE THE KID & LUCERNE PIT AREAS:

At present the Billie the Kid deposit contains Proven Mineable Reserves of 471,000 tons with an average grade of .058 opt Au, and .31 opt Silver. The waste to ore ratio for the present pit design is 1.7:1. Projected recoveries in a heap are 80% for gold, and 30% for silver. The ore, due to its high carbonate content, is actually neutralizing. This suggests potential to treat other nearby, low grade ores from the district which are historically acid generating. In 1999, Sierra Mining & Engineering LLC, modeled the Billie the Kid deposit and estimated a Cumulative Reserve of 577082 tons. The mineralization outside of the existing mine plan (106,082 tons) is considered a Proven Reserve.

The Lucerne deposit ores are similar to the Billie the Kid in chemistry, and response in a heap leach environment. In an original mine plan for the Lucerne pit circa 1992, Carrington Consultants estimated a mineable reserve of 976,000 tons with an average inplace grade of 0.05 opt Au and .71 opt Silver. The overall waste to ore ratio for this pit design was 1.7:1.

Allowing for past production, and uncertainties related to that mining, the remaining Proven Reserve there is estimated at 850,000 tons remaining. Upon completion of current remodeling and developing a current mine plan, most of this mineralization will be reclassified as Proven Mineable Reserves.

Additional mineral resources exist underneath State Route 342 which lies on the east crest of the Lucerne Pit. At this time there are 300,000 tons with and indicated grade of .05 opt Au and .7 opt AG which are classified as Probable Reserves.

Mineralization in the Billie the Kid pit is known to extend beyond design limits, into Lyon County. This county, rather Silver City, has always been strongly anti-mining, so a conscious decision was made not to open operations up to administrative issues in Lyon County until the mine was in full operation and providing taxes and payroll. It is believed that once this is achieved exploration should be extended into this area, and the requisite permitting pursued.

Additional exploration potential exists north of the old Hartford Pit where limited drilling by Houston Oil and Minerals in the late 1970's returned results up to .1 opt Au., in an area of alteration similar to the Billie the Kid and where intrusive dikes of Alta Andesite are mapped along the meta-andesite - rhyolite contact.

Como District
-------------

Past operations by Plums Previous owner, W. Hughes Brockbank, conducted drilling and other exploration activities in the Hulley - Logan area of the Como District. Like the Comstock District, this mineralization is hosted in Tertiary age volcanic flows.

To date, exploration work has identified a reported Probable Mineral Reserve of 700,000 tons with an average grade of .09 opt Au, and 3.9 opt Silver. Historic heap leaching on the claims is reported to have achieved over 80% recovery of the gold and silver values from these ores.

At present the Reserve inventory for all classes reported on herein, stands at 2,437,082 tons with an average grade of 0.0627 ounce of gold per ton, and 1.52 ounces of silver per ton.

Current Mining operations have extracted approximately 80,000 tons of the Billie the Kid reserve and placed it in a Mined ore stockpile at the process facility. Based on production sampling to date, the average grade of this material is .06 opt Au. An additional 9,000 tons of stockpiled ore with an average grade of
0.068 had been mined by Plum Mining LLC prior to Goldspring's purchase. This ore is currently being aglomerated and loaded on the heap leach pad and sprayed with cyanide. December 2003 reserve balances are accurate and they will be adjusted after first quarter results are complete. No processing of this ore has taken place as of this date, therefore this material is still considered to be part of the reserve and no depletion of the reserve is attributed to this.

PLACER PROJECTS AND REPORTED RESERVES
-------------------------------------

The Gold Canyon and Spring Valley Gold Placer Properties contain 1,199,000 reported ounces of gold in 41,000,000 cubic yards of alluvial sand and gravel, representing gross in-ground value of $480 million.. The properties consist of 21 unpatented placer mining claims covering approximately 850 acres located 30 miles south east of Reno and 7 miles east of Carson City, Nevada. The claim groups lie immediately south of the famous Comstock Lode, which is considered the source of the placer values in the immediate area. Several lode mines are located at higher elevations in close proximity to the Spring Valley properties and practically all of the eroded material from these veins would be deposited on the Company's claim group. Exploration work completed on these claim groups has been carried out under the supervision of experienced and knowledgeable mining consultants thoroughly familiar with the gold mineralization of the Carson City area". Notices have been filed with the BLM to begin initial processing on these projects.

Geology
-------

All placers begin with the weathering and disintegration of lodes or rocks containing one or more heavy, resistant metals such as gold, platinum, magnetite, garnet, zircon, etc. It is generally accepted that the placer gravels composing the alluvial fan at the mouth of Gold Canyon were eroded from the southern portion of the Comstock Lode, which includes the Gold Hill and Silver City areas. The precious metals originated in brecciated quartz veins containing native gold and silver sulphide. The bulk of the placer material consists of angular and subangular fan gravels, the greatest portion of which was deposited by surges of runoff water. There is strong evidence that the alluvial fan is interlaced with multiple stream channels which would represent the greatest potential for concentrations of higher grade placer gravels. The Spring Valley placer area was formed largely by alluvial deposition or transitional creep and represents the product of local erosion of surface materials. Several lode mines are located in the immediate vicinity at higher elevations.

Spring Valley
-------------

The Spring Valley gold placer property consists of 15 contiguous unpatented placer claims covering approximately 450 acres in Lyon County in northwestern Nevada.

The operation will be similar to a sand and gravel operation with a simple gravity gold recovery circuit attached. The in-ground value of the reported gold reserves (336,000 oz.) at $400/oz. is $134 million. In addition, there are approximately 3,000,000 tons of ore dumps and tailings from previous operations which lie on top of the claims that would be suitable for recovery through a highly efficient, fully self-contained process.

Gold Canyon
-----------

Immediately east of the Spring Valley property lies the Gold Canyon claim group consisting of 6 unpatented placer claims covering approximately 400 acres in Lyon County, Nevada. An integrated exploration program, including magnetic and seismic surveys, reverse circulation drilling and sampling has indicated in excess of 29 million cubic yards grading 0.032 ounces of gold per cubic yard. The in-ground value of the reported gold reserves (863,931 oz.) at $400/oz. is $346 million.

MINED COPPER

THE "BIG MIKE" COPPER PROJECT

The "Big Mike" Copper Ore Project is located approximately 32 miles south of Winnemuca in Pershing County Nevada. Access to this site is via Grass Valley Road, a county maintained paved and gravel road, for 30 miles and then 2 miles on a BLM gravel road. The property is situated in Sections 22 and 23 of Township 31 North and range 39 East, Mount Diablo Meridian, at an elevation of 5,000 to 5,500 feet. The project consists of 17 unpatented lode mining claims and 1 placer mining claim covering a total of 310 acres. Water rights sufficient for a vat leaching or heap leaching operation were included with the acquisition of this property. The project has 25,000,000 pounds of reported copper, already mined. The value of the contained copper at recent prices exceeding $1.30/pound is $32.50 million.

MINERAL RESERVE SUMMARY

Current in-ground reported reserves total $596 million: Gold: $540 Million (1.35 Million oz.), Silver: $24 Million (3.7 Million oz.), and Copper: $32 Million (25 Million lbs.) The Company intends to increase In-Ground Reserves to over 3 million ounces of gold in 2004 through acquisitions and exploration of existing properties. Exploration opportunities exist on the Company's properties including a Bonanza potential discovery of 1 to 3 million additional ounces of gold. GoldSpring is committed to creating a high-quality portfolio of gold and other precious metals producing assets to achieve substantial, long-term growth and cash flow.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending or threatened litigation and, to its knowledge, no action, suit or proceedings has been threatened against its officers or its directors.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by GoldSpring during the year ended December 31, 2003.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of GoldSpring are listed on the NASD Over-the-Counter Bulletin Board under the symbol GSPG. The Company has applied to have its common stock listed on the American Stock Exchange. The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended                     High Bid          Low Bid
-------------                     --------          -------
March 31, 2002                      1.30             0.03
June 30, 2002                       0.65             0.20
September 30, 2002                  0.17             0.01
December 31, 2002                   0.05             0.02
March 31, 2003                      0.06             0.05
June 30, 2003                       0.16             0.01
September 30, 2003                  0.49             0.05
December 31, 2003                   0.84             0.27

As of December 31, 2003, there were over 2,000 holders of record of the Company's common stock, That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

DIVIDENDS

The Company has never paid dividends. While any future dividends will be determined by the directors of the Company after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Company.

Item 6: MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

Overview

GoldSpring is a production-focused mining company whose goal is to become the fastest growing and most profitable mining company operating in the US. Our initial operations are centered in the Comstock Lode in northern Nevada, located about 30 miles south and east of Reno. Expansion is planned in other mining districts in Nevada, the California Mother Lode and Mexico.

The Comstock Lode contains 33 discovered Bonanza Grade deposits. Average Bonanza grades are in excess of 2.3 ounces of gold per ton and 43 ounces of silver per ton. Documented bullion production, as of 1882, was 10,785,000 ounces of gold and 204,728,000 ounces of silver according to the USGS. Mills on the Comstock operating at 65 - 70% recovery, processed 14.4 million ounces of gold and 273 million ounces of silver. There are still significant unexplored and unexploited mineral deposits in the Comstock.

GoldSpring's business model targets mining projects that have proven in-ground reserves, advanced permitting, and solid exploration potential. Rather than competing with major mining companies, we seek to acquire smaller, proven projects from these large companies where available.

GoldSpring's current in ground Reserves at market values total approximately $596 million: 1.35 million ounces of gold
              3.7 million ounces of silver
              25 million pounds of copper already mined and above ground.

Founded in March of 2003, GoldSpring successfully raised in excess of $2 million in Equity, has completed two acquisitions, and has commenced gold and silver production within its first year. Operations are forecast to be profitable in Q1 2004 from Plum Mining LLC's Billie the Kid open pit gold and silver project. The Company also has three additional acquisition targets under Letter of Intent.

Production scheduled for 2004, absent any additional capital, is forecast to be in the 40 to 60 thousand ounces of gold and 250,000 ounces of silver range for operating revenue of around $20 million. Metals production will increase substantially with the planned $10 million capital infusion to over 200,000 ounces of gold, 650,000 ounces of silver and 6 million pounds of copper for operating revenue in excess of $70 million on an annualized basis.

In 2004 the Company successfully raised $500,000 through an equity private placement, offered to enable existing shareholders. In addition, the Company closed a $10 million institutional equity private placement. The following sets for the use of proceeds from this private placement.

         $3 million to accelerate the ramp up of production of existing reserves including the Big Mike Copper Project.

         $3 million to acquire and bring into production projects currently under Letter of Intent.

         $2 million for additional acquisitions or targeted exploration.

         $2.5 million for Working Capital.

One major corporate objective for 2004 is to grow the in ground gold reserves to 3 million ounces.

2004 OUTLOOK FOR CURRENT OPERATIONS

The Billie The Kid Project:

At the end of October 2003, the Company purchased The Plum Mining Company, LLC which, according to the recent Mineral Reserve Statement prepared by registered engineering geologist Robert Carrington, contains "Total reserve inventory for all classes reported on [of] 2,437,082 tons with an average grade of 0.0627 ounces of gold per ton and 1.52 ounces of silver per ton." He footnotes that historical mining of 125,000 tons in 1993 from Lucerne pit showed the actual grade of mined material placed on the heap leach for treatment to average 0.064 opt gold, 20% higher than the drill indicated grade of 0.05 opt gold. Actual achieved recovery was 84.6% of the higher 0.064 opt gold head. He states in another part of the report that GoldSpring is already seeing similar results for the Billie the Kid project.

In addition to the $1,400,000 purchase price, which required $200,000 of cash, over $850,000 of cash has been invested in 2003 and 2004 summarized as follows:
$145K for additional reclamation bond requirements; $500K in construction and development of the operations infrastructure, including a fully constructed, inspected and lined heap leach pad and pond facility and direct electrowinning recovery system for the gold and silver; $41K/cash and $41K Restricted stock for water rights; and $175,000 for mining and haulage costs associated with over 80,000 tons of stockpiled ore.

The Company's aggressive plans for Q4 '03 production would have been attainable had the Leach pad and pond liner material been available on schedule as contracted. The facility would have been finished by December 11 and able to be overlined and loaded with ore for Q4 revenue. The weather window necessary for detailed construction of the leach pad and ponds was lost and rather than sending ore off the property at an excessive incremental cost, a decision was made to stockpile the mined material for processing once the construction was complete. While not received or reported in Q4, the revenue associated with the stockpiled gold and silver ore mined in Q4 '03 is being generated in 2004.

This stockpiled ore is currently being loaded 24 hours/day onto the prepared leach pad and mining is producing an average of 2000 tons per day to add to the stockpile. Approximately 80,000 tons of ore should be on the pad and under leach by end of Q1 2004. The metal contained in the 80,000 tons of ore, according to assays, should be 5,040 ounces of gold and 32,000 ounces of silver. At the previously experienced recovery rate of 84.5% for gold, this would amount to 4,284 ounces of gold worth $1,713,600 and at historical silver recovery rates in the 33% range for 11,000 ounces worth $72,400 for a total of $1,786,000. Most of the revenue related to this 80,000 tons of ore will be recognized in March and April 2004 with EBITDA projected to be around 50%.

Note: % recovery from pregnant solution by direct electrowinning has tested higher than historical results from Merrill Crowe recovery and at significantly lower operating costs.

While the leach process typically can take several months for full recovery, the first 30-45 days gets the largest percentage. Once gold and silver are released into the cyanide solution from the leach process and collected in the pregnant solution pond, the direct electrowinning circuit is fed solution continuously (24hrs), and gold and silver is recovered by the plating process, removed from the cells, melted into dore in an on-site kiln and shipped directly to the refinery. During Q1'04 the electrowinning facility will be able to recover adequate gold and silver to keep pace with leach rates. The results will be discussed in detail in the 10-Q filing for Q1. In Q2 '04, additional electrowinning recovery cells will be added to double daily recovery rates.

The Company is in the process of laying out a "Super-Pad", adjacent to pad #1 at Plum, which will accommodate larger scale daily production and which should hold over 1 million tons of ore under leach. When this pad is ready, both Billie The Kid and Lucerne pits will be mined at the same time. This is referred to as "The Billie The Kid Project" which contains 1.4 - 1.6 million tons of economic gold and silver ore.

A recent discovery at Billie the Kid pit was that previously classified waste material (grading .008), which contributed to the 1.7:1 stripping ratio, was readily converted to valuable overliner material and ore (grade .06). Since there is an ongoing requirement for the overliner material, especially for the Super-Pad, the waste material will be screened, making overliner , some waste rock (3"+) and valuable ore. The stripping ratio will be reduced to closer to 1:1 or lower. This will add substantial additional ounces of gold and silver to the reserves and recovery numbers and enhance project economics appreciably.

GoldSpring Placer Mining Operations:

The Company's first acquisition was the GoldSpring placer claims located on the south end of the Comstock near the intersections of Hwy 351 and Hwy 50, about
7.8 miles east of Carson  city,  NV. The 850 acres,  according to the Bourne and
Pelke independent engineering reports, contain 1,199,000 ounces of gold contained in 41,000,000 cubic yards of gravel averaging 35 feet deep from the surface to bedrock. Average grade is from .027 -.033 ounces of gold per cubic yard. These properties are not tailings projects; they are virgin sand and gravels that have never been mined; only explored for gold content. Although silver content has not been reported as a reserve figure, assays show about 15% silver content, as is typical in the Comstock Lode. The preferred method of recovery is by gravity through washing with water. No crushing or chemicals are used or required. The Company owns a complete RMS Ross gravity plant, including powerplant, which will commence operation in second quarter 2004 at the rate of 200 tons per hour. Three additional plants will be deployed between 2004 and 2005, which should result in 100,000 ounces of gold to be recovered annually from the 4 plants. 2004 gold production from a single plant from the placer claims should reach around 20,000 ounces. Additional plants will be accelerated from receipt of future finance proceeds.

Acquisitions:

There are three pending acquisitions under Letter of Intent which will add to corporate profitability once concluded.

ITEM 7.  FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                                GOLDSPRING, INC.



                               Table of Contents


Report of Independent Certified Public Accountants ...................    F - 2
Consolidated Balance Sheet as of December 31, 2003....................    F - 3
Consolidated Statements of Operations
   for the years ended December 31, 2003 and 2002.....................    F - 4
Consolidated Statements of Changes in Stockholders' Equity
   for the year ended December 31, 2003 and 2002......................    F - 5
Consolidated Statements of Cash Flows
   for the year ended December 31, 2003 and 2002......................    F - 6
Notes to Consolidated Financial Statements............................ F - 7-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the shareholders and board of directors
GoldSpring, Inc.:

We have audited the accompanying consolidated balance sheet of GoldSpring, Inc. f/k/a Visator, Inc. (a Nevada corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoldSpring, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Jewett, Schwartz & Associates
---------------------------------
JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,
March 12, 2004.

                      GOLDSPRING, INC. F/K/A VISATOR, INC.

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    364,138
  Other current assets                                                   48,291
  Inventory - Stockpile                                                  54,000
  Deferred tax benefit                                                  940,000
                                                                   ------------
    TOTAL CURRENT ASSETS                                              1,406,429
                                                                   ------------
PLANT, EQUIPMENT AND MINERAL PROPERTIES, NET
  Mineral Properties                                                  6,249,556
  Plant and equipment                                                   850,453
                                                                   ------------
    TOTAL PLANT, EQUIPMENT MINERAL PROPERTIES, NET                    7,100,009
                                                                   ------------
OTHER ASSETS:
  Reclamation deposit                                                   145,000
  Equipment purchase deposit                                            100,000
  Goodwill                                                            8,768,343
                                                                   ------------
    TOTAL ASSETS                                                   $ 17,519,781
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                 $    108,950
  Accrued Expenses                                                       99,322
  Current portion of long-term debt - related party                     400,000
                                                                   ------------
    TOTAL CURRENT LIABILITIES                                           608,272

LONG-TERM DEBT - RELATED PARTY, NET OF CURRENT PORTION                  600,000
                                                                   ------------
    TOTAL LIABILITIES                                                 1,208,272
                                                                   ------------
STOCKHOLDERS' EQUITY
  Convertible redeemable preferred stock, $100 par
    value, 150,000 authorized, 46,500 issued and
    outstanding                                                       4,650,000
  Common stock, $.000666 par value, 500,000,000
    shares authorized, 172,627,149 shares issued and
    outstanding                                                         114,970
  Additional Paid-in Capital                                         15,251,558
  Accumulated deficit                                                (3,705,019)
                                                                   ------------
    TOTAL STOCKHOLDERS' EQUITY                                       16,311,509
                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 17,519,781
                                                                   ============


The accompanying notes are an integral part of these statements.

                      GOLDSPRING, INC. F/K/A VISATOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,


                                                       2003             2002
                                                   -----------      -----------
SALES AND OTHER INCOME
  Sales                                            $        --      $     1,157
  Interest                                               1,891               --
                                                   -----------      -----------
                                                         1,891            1,157
COSTS AND EXPENSES
  Costs applicable to sales                                 --               --
  Depreciation, depletion and amortization               1,118           13,264
  General and administrative                           387,557           57,177
  Consulting (see note M)                            4,258,235               --
  Research and development                                  --            9,645
                                                   -----------      -----------
                                                     4,646,910           80,086
                                                   -----------      -----------

LOSS BEFORE INCOME TAX BENEFIT                      (4,645,019)         (78,929)

INCOME TAX BENEFIT                                     940,000               --
                                                   -----------      -----------

NET LOSS                                           $(3,705,019)     $   (78,929)
                                                   ===========      ===========

Net loss per common share, basic and diluted       $    (0.027)     $    (0.003)
                                                   ===========      ===========





The accompanying notes are an integral part of these statements.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                             Convertible Redeemable
                                                 Preferred Stock                         Common Stock
                                           150,000 shares authorized              500,000 shares authorized
                                          --------------------------    --------------------------------------------       Common
                                                          Per Value                       Par Value                        Stock
                                            Shares           $100          Shares          $.000666        Stock       Subscriptions
                                            Issued        per share        Issued         per share      Subscribed      Receivable
                                          ----------    ------------    ------------    ------------    ------------    -----------
BALANCE - DECEMBER 31, 2001               $       --    $         --       2,207,450    $      1,472    $         --    $        --
  Eleven for one forward stock split                                      22,074,500          14,702
  Shares issued in exchange for
    consulting services                                                      726,932             484
  Twenty-five to one reverse stock split                                 (24,008,527)        (15,990)
  Shares issued in exchange for
    consulting services                                                   18,500,000          12,321
  Shares issued and reacquired as
    treasury stock                                                        79,500,000          52,947          52,947        (52,947)
  Shares surrendered to treasury and
    retired                                                              (16,500,000)        (10,989)
  Shares issuable for cancellation of
    Stockholder debt                                                       1,198,726             798
  Net loss for the period January 1, 2002
    Through December 31, 2002
                                          ----------    ------------    ------------    ------------    ------------    -----------
BALANCE - DECEMBER 31, 2002               $       --    $         --      83,699,081    $     55,745    $     52,947    $   (52,947)
  Quasi-reorganization
  Retirement of common stock                                             (79,500,000)        (52,947)        (52,947)        52,947
  Common stock issued for acquisitions of
    plant, equipment and mining interests                                 91,523,149          60,954
  Common stock issued for consulting
    services                                                              24,289,000          16,176
  Common stock retired                                                       (11,735)             (8)             (8)
  Convertible Redeemable Preferred stock
    issued for mining claim                   46,500       4,650,000
  Issuance of common stock                                                37,000,000          24,642
  Stock dividend                                                          15,627,654          10,408
  Consulting fees incurred
  Net Loss
                                          ----------    ------------    ------------    ------------    ------------    -----------
BALANCE - DECEMBER 31, 2003               $   46,500    $  4,650,000     172,627,149    $    114,970    $         --    $        --
                                          ==========    ============    ============    ============    ============    ===========


                                              Treasury
                                               Stock         Additional    Treasury                       Deferred
                                           Subscriptions      Paid-In       Stock        Accumulated     Consulting
                                              Payable         Capital     (at cost)        Deficit          Fees            Total
                                           ------------    ------------   ---------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2001                $         --    $    317,428   $      --    $   (491,844)   $         --    $   (172,944)
  Eleven for one forward stock split                            (14,702)                                                         --
  Shares issued in exchange for
    consulting services                                          22,794                                     (23,278)             --
  Twenty-five to one reverse stock split                         15,990                                                          --
  Shares issued in exchange for
    consulting services                                      18,672,679                                 (18,685,000)             --
  Shares issued and reacquired as
    treasury stock                               20,000         (52,947)     (20,000)                                            --
  Shares surrendered to treasury and
    retired                                                 (16,654,011)                                 16,665,000              --
  Shares issuable for cancellation of
    Stockholder debt                                            203,196                                                     203,994
  Net loss for the period January 1, 2002
    Through December 31, 2002                                                               (78,929)                        (78,929)
                                           ------------    ------------   ---------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2002                $     20,000    $  2,510,427   $ (20,000)   $   (570,773)   $ (2,043,278)   $    (47,879)
  Quasi-reorganization                                         (570,773)                    570,773                              --
  Retirement of common stock                    (20,000)         52,947       20,000                                             --
  Common stock issued for acquisitions of
    plant, equipment and mining interests                     9,280,045                                                   9,340,999
  Common stock issued for consulting
    services                                                  2,103,954                                                   2,120,130
  Common stock retired
  Convertible Redeemable Preferred stock
    issued for mining claim                                                                                               4,650,000
  Issuance of common stock                                    1,885,366                                                   1,910,008
  Stock dividend                                                (10,408)                                                         --
  Consulting fees incurred                                                                                2,043,278       2,043,278
  Net Loss                                                                               (3,705,019)                     (3,705,019)
                                           ------------    ------------   ---------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2003                $         --    $ 15,251,558   $      --    $ (3,705,019)             --    $ 16,311,509
                                           ============    ============   =========    ============    ============    ============


The accompanying notes are an integral part of these statements.

                      GOLDSPRING, INC. F/K/A VISATOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ending December 31,

                                                                               2003           2002
                                                                           -----------    -----------
Cash flows from operating activities
Net loss                                                                   $(3,705,019)   $   (78,929)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                 1,118         13,264
    Deferred tax benefit                                                      (940,000)
    Consulting services provided in exchange for common stock                4,138,408
      (Increase) Decrease in:
        Other Current Assets                                                  (148,291)        25,000
      Increase (Decrease) in:
        Accounts payable                                                       108,951         11,924
        Accrued expenses                                                        50,000             --
                                                                           -----------    -----------
                                                                             3,210,186         50,188
                                                                           -----------    -----------
      Net cash used in operating activities                                   (494,833)       (28,741)
                                                                           -----------    -----------
Cash flows from investing activities:
  Reclamation bond deposit                                                    (145,000)            --
  Acquisitions of plant, equipment and mineral properties                   (1,906,355)            --
                                                                           -----------    -----------
      Net cash used in investing activities                                 (2,051,355)            --
                                                                           -----------    -----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock                                 1,910,008             --
  Proceeds from the issuance of note payable to a related party              1,000,000             --
  Proceeds from the issuance of notes payable to related parties                    --         31,629
  Security deposits forfeited                                                       --          4,355
                                                                           -----------    -----------
    Net cash flows provided by financing activities                          2,910,008         35,984
                                                                           -----------    -----------
      Net increase in cash                                                     363,820          7,243

        Cash at beginning of year                                                  318         (6,925)
                                                                           -----------    -----------
        Cash at end of year                                                $   364,138    $       318
                                                                           ===========    ===========

Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------

  Issuance of common stock for the acquisitions of Goldspring, LLC
  and Ecovat, LLC                                                          $ 9,000,000    $        --
                                                                           ===========    ===========
  Issuance of preferred stock for the acquisition of the Goldspring
  mining claims                                                            $ 4,650,000    $        --
                                                                           ===========    ===========
  Issuance of common stock for the acquisition of water rights             $    41,000    $        --
                                                                           ===========    ===========
  Issuance of common stock for the acquisition of Plum Mining, LLC         $   200,000    $        --
                                                                           ===========    ===========
  Issuance of common stock for an equipment deposit                        $   100,000    $        --
                                                                           ===========    ===========


The accompanying notes are an integral part of these statements.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                      NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summarized below are the significant accounting policies of Goldspring, Inc. (f/k/a STARTCALL.COM, INC.)

THE COMPANY: The Company, incorporated in the State of Florida effective October 19, 1999 (Date of Inception) under the name of Click and Call, Inc. and, established its corporate offices in Miami, Florida.

On June 7, 2000, the Company filed an amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and also changed its capital structure as disclosed in Note H to these financial statements.

The Company, prior to and for part of the current year, met the criteria of a Development Stage Enterprise and presented its financial statements in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises. However, during the current year and pursuing the termination of the agreement with Web Intelligence Technology APS and ARN Invest APS., as more fully described below, management of the Company, in the best interest of the shareholders determined that the Company should pursue other opportunities and no longer engage in development activities. At December 31, 2002 the Company was no longer in the development stage.

NATURE OF THE BUSINESS : The Company formerly planned on operating as an Application Service Provider, or ASP, and offering real-time interaction technology as an outsource service. In December 2002 management entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. The Company subsequently filed a Certificate of Amendment in the State of Florida changing its name to Visator, Inc. Pursuant to the agreement, Antonio Treminio and Sylvio Martini resigned as officers and directors and Anders Nielsen and Jesper Toft were appointed new officers and directors of the Company. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange. Pursuant to this agreement, ARN Invest returned the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. The Company's Management, upon termination of this agreement, determined that it was in the best interest of the shareholders to seek other business opportunities for the Company. This topic is discussed in more detail below. The financial statements are being presented as though the termination took place in 2002.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

Concurrent with the aforementioned termination agreement, management entered into a purchase agreement with Ecovery, Inc. ("Seller") to acquire GoldSpring LLC and Ecovat Copper Nevada LLC. These two enterprisesma deup substantially all of the assets used by Ecovery in conducting its mining business in Nevada. The assets included, but were not limited to, the Seller's accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims.

On March 20, 2003, pursuant to the Plan of Reorganization by Exchange the Company changed its name to GoldSpring, Inc.

On June 12, 2003, as outlined in the Plan and Agreement of Reorganization by exchange by Goldspring, Inc., the Company purchased substantially all of the assets of Ecovery, Inc. for a total of 90,000,000 restricted common shares of the Company, 46,500 newly authorized $100.00 Preferred Convertible, Redeemable shares in full satisfaction of $4,650,000 of production payments due from the operation of the mining claims and $100,000. The total transaction was valued at $13.75 million and of this $4,750,000 was the consideration for the Goldspring LLC placer mining claims. The Plan and Agreement of Reorganization by Exchange agreement was entered into on March 20, 2003, with an effectuation date of March 11, 2003 and all of the requirements and conditions of the closing were satisfied as of June 12, 2003. In accordance with the agreement, the Company in March 2003 cancelled the previously issued 79,500,000 restricted common shares and reissued 90,000,000 restricted common shares to Ecovery shareholders.

On November 4, 2003, the Company acquired Plum Mining LLC for $1.4 million. The purchase price consisted of a $200,000 cash payment, 594,177 restricted common shares valued at $200,000 and $1,000,000 non interest bearing promissory note due in equal quarterly installments commencing January 2004 through June 2006 (See Note G).

Principals of Consolidation:
---------------------------

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, Notes Payable amounts approximate the fair value.

Credit Risk
-----------

It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Inventories
-----------

In general, costs that are incurred in or benefit the productive process are inventoried. Inventories are carried at the lower or cost or net realizable value. The current portion of inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term.

The major classifications of inventory are as follows:

Stockpiles:

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation depletion, and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton and removed at the average cost per recoverable ounce of gold in the stockpile.




                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

Leach Pads

The recovery of gold from certain oxide ores is best achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is permeated with a chemical solution, which dissolves the gold contained in the ore. The resulting "pregnant" solution is further processed in a leach plant where the gold in-solution is recovered. For accounting purposes, value is added to leach pads based on current mining costs, including applicable depreciation depletion and amortization relating to mining operations. Value is removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad.

The engineering estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on the leach process and ore type). In general, the leach pad production cycles project recoveries of approximately 60% to 90% of the placed recoverable ounces in the first six months of leaching, declining each 6 month period thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time. The ultimate recovery of gold from a pad will not be known until the leaching process is terminated.

The current portion of leach pad inventories is determined based on engineering estimates of the quantities of gold at the balance sheet date, which are expected to be recovered during the next twelve months.

In-process

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in - circuit, leach in-circuit, floatation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributablet o the source material coming from the mine, stockpile or leach pad plus the in-process conversion costs, including applicable depreciation relating to the process facility, incurred to that point in the process.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

Finished goods

Finished goods inventories represent saleable gold dore or gold bullion and are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus refining costs.

At December 31, 2003, the Company had a stockpile of 10,000 tons valued at $54,000.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of
-----------------------------------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 in the fiscal year ending October 31, 2002.

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-li ved assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted SFAS No. 144 in its evaluation of the fair value of certain assets as described in Note 3.




                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

INTANGIBLE ASSETS --The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

Revenue Recognition
-------------------

Revenue is recognized in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, such that revenue is recognized when the price is determinable and upon delivery and transfer of title of third-party refined gold or other metal to the customer.

Deferred Stripping Costs
------------------------

In general,minin g costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis overth e life of the mine. These mining costs, which are commonly referred to as "deferred stripping" costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company's operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the company were to expense stripping costs as incurred, there may be greater volatility in the Company's period-to-period operations.





                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

At the Company's gold mining operations, deferred stripping costs are charged to COSTS APPLICABLE TO SALES as gold is produced and sold using the units-of-production method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ration calculated as the ratio of total tons to be moved to total proven and probable ore reserves, and result in the recognition of the costs of waste removal activities over the life of the mine as gold is produced and sold. The application of the accounting and deferred stripping costs and resulting differences in timing between costs deferred and amortization generally results in an asset on the balance sheet (deferred stripping costs), although a liability will arise if amortization exceeds costs deferred.

At December 31, 2003 the Company has not incurred any deferred stripping costs.

STOCK ISSUED FOR SERVICES -- The value of stock issued for services is based on market value of the Company's common stock at the date of issue or management's estimate of the fair value of the services received, whichever is a more reliably measurable.

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

PROPERTY AND EQUIPMENT : Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.

                                                              YEARS
                                                              -----
     Computer equipment, peripherals and software              2-3
     Office equipment                                          3-5
     Furniture and fixtures                                    5-7



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

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

The straight-line method of depreciation is used for financial reporting purposes.

Mineral Properties
------------------

Acquisition cost and exploration and development expenditures incurred on non-producing mineral properties identified as having development potential, are deferred until the viability of the property is determined.

Option  payments  received  are treated as a recovery  mineral  property  costs.
Option payments are at the discretion of the optionee and accordingly are accounted for on a cash basis or when receipt is reasonably assured.

Holding costs to maintain a property on a care and maintenance basis are expense as incurred.

Management reviews the carrying value of the Corporation's interest in each property on a quarterly basis. Where information and conditions suggest impairment, these properties are written down to net recoverable amount, based on estimated future cash flows. Management's estimates of gold price, recoverable proven and probable reserves, operating capital and reclamation costs are subject to risks and uncertainties affecting the recoverability of the Corporation's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write-downs.

Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying value can be recovered.

Property acquisition and development costs are carried at cost less accumulated amortization and write-downs. Amortization during production is provided on the units-of production method based on proven and probable reserves.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

Provision for Future Reclamation and Closure Costs
--------------------------------------------------

Minimum standards for mine site reclamation and closure have been established by various government agencies that affect certain operations of the Corporation. The Corporation calculates its estimates of reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that the Corporation's estimate of its reclamation, site restoration and closure liability could change in the near term due to possible changes in laws and regulations and changes in cost estimates.

During mine production, a provision for reclamation and mine closure is charged to earnings over the mine life on a units-of-production basis.

Recent Authoritative Pronouncements
-----------------------------------

The FASB has recently issued several new accounting pronouncements which may apply to the Company.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS No. 144 also supercedes the provisions of APB Opinion No. 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations or liquidity.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.

SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and onetime benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activit y is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends SFAS No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

The Company adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, but will continue to use the method under APB Opinion No. 25 in accounting for stock options. The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

EARNINGS PER COMMON SHARE: In calculating earnings per common share, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the diluted effects of stock options. Currently, the Company has no stock options outstanding.

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



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company is electing to use APB Opinion No. 25 as its method of accounting and is adopting the disclosure requirements of SFAS No. 123.

The fair value of each option grant is to be estimated on the date of grant using the Black-Scholes option pricing model and certain weighted-average assumptions. As of December 31, 2003 no options have been granted.

RISKS AND UNCERTAINTIES : Management regularly evaluates risks and uncertainties and, when probable that a loss or expense will be incurred, a charge to current period operations is recorded.

INCOME TAXES: The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NOTE B -OTHER CURRENT ASSETS

At December 31, 2003, other current assets include the following:

Other Current Assets:

   Prepaid Consulting                      25,000
   Acquistion Deposit                      10,000
   Prepaid Rent                             7,000
   Other                                    6,291
                                        ---------
                 Total                  $  48,291
                                        =========




                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002



NOTE C -MINERAL PROPERTIES

                                                 DECEMBER 31, 2003
                                    --------------------------------------------
                                                     Accumulated
                                                    Amortization
                                                      and Write-
                                       Cost             downs             Net
                                    ----------      ------------      ----------
MINERAL PROPERTIES:
   Placer Gold Properties           $4,750,000       $       --       $4,750,000
   Big Mike Copper Mine                119,138               --          119,138
   Plum Gold Properties              1,290,418               --        1,290,418
   Water rights                         90,000               --           90,000
                                    ----------       ----------       ----------
                                    $6,249,556       $       --       $6,249,556
                                    ==========       ==========       ==========


                                                 DECEMBER 31, 2003
                                    --------------------------------------------
                                    Acquisition  Exploration/Permit
                                       Cost             Cost              Net
                                    ----------   ------------------   ----------
MINERAL PROPERTIES:
   Placer Gold Properties           $4,750,000       $       --       $4,750,000
   Big Mike Copper Mine                119,138               --          119,138
   Plum Gold Properties              1,290,418               --        1,290,418
   Water rights                         90,000               --           90,000
                                    ----------       ----------       ----------
                                    $6,249,556       $       --       $6,249,556
                                    ==========       ==========       ==========





                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE C - MINERAL PROPERTIES - continued

Placer Gold Properties and Big Mike Copper Mine

In March 2003 the Company, pursuant to a Plan and Agreement of Reorganization, acquired GoldSpring LLC (the Placer Gold Properties) and Ecovat Copper Nevada LLC (the Big Mike Copper Mine) for $13.75 million. Total consideration allocated for the Placer Gold mineral properties and Big Mike Copper Mine was $4,750,000 consisting of 46,500 shares of $100 preferred convertible/redeemable shares plus $100,000 in cash and $119,138 respectively.

The Company will pay a 2% net smelter royalty for gold production at the Placer Gold Properties once the maximum production obligation of $4,650,000 to the shareholder of the Preferred stock have been satisfied.

Plum Gold Properties

The Plum Gold Properties was acquired as part of the acquisition of Plum Mining Company, LLC in November of 2003, for a total of $1,400,000 that consisted of a cash payment of $200,000, 549,177 restricted common shares valued at $200,000 and a promissory note payable for $1,000,000. (See Note G)

Upon commencement of production at the Billie the Kid and Lucerne properties, the Company shall pay a royalty to the lessor totaling the greater of $500 per month or a percentage of the Net Smelter Returns (The percentage varies based on the price of gold - 3% if gold is less than $400 per ounce, 4% if gold is in the $400's per ounce and 5% if gold is $500 or greater per ounce).

NOTE D - PLANT AND EQUIPMENT

At December 31, plant and equipment consists of the following:

                                       Accumulated
                                       Depreciation
                                           and
                           Cost        Write-Downs          Net
                         --------      -------------     --------
  Gold Properties        $845,953        $     --        $845,953
  Corporate                 4,500              --           4,500
                         --------        --------        --------
                         $850,453        $     --        $850,453
                         ========        ========        ========



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE E - INTANGIBLE ASSETS

In March 2003, the Company acquired GoldSpring LLC and Ecovat Copper Nevada from a private corporation and a private limited liability company, for $13.75 million. The purchase price consisted of 90 million restricted common shares valued at $9 million issued to the shareholders of this corporation, 46,500 $100 par value convertible preferred shares issued to the previous seller of the assets and $100,000 cash. The Goodwill arising from this transaction is as follows:

GOODWILL                            $ 8,768,343

Accumulated amortization                     --
                                    -----------
                                    $ 8,768,343
                                    ===========

At December 31, 2003 the company does not have intangible assets subject to amortization.

NOTE F - ACCRUED RECLAMATION AND CLOSURE COSTS

The Nevada Revised Statutes and regulations promulgated there under by the Nevada State Environmental Commission and Division of Environmental Protection requires surety to be posted for mining projects to assure the Company will leave the site safe, stable, and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, the Company posted a surety in the amount of $321,000, of which $145,000 came in the form of a cash deposit and the balance was secured from a surety agent.

At December 31, 2003 the Company has not accrued any reclamation and closure costs.

NOTE G - NOTE PAYABLE - RELATED PARTY

shareholder of the Company;  payble in ten
quarterly payments of $100,000 through June
2006.                                              $ 1,000,000

Less current portion                                  (400,000)
                                                   -----------
                                                   $   600,000
                                                   ===========



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE H - STOCKHOLDERS' EQUITY

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

During December 2002, the Company entered into consulting agreements for investor relation and business advisory services to be rendered. As compensation for these services the Company issued an aggregate of 18,500,000 shares of common stock to these consultants. The Company valued these common shares at the fair market value on the contract date of $18,685,000. Concurrent with the termination agreement previously described in Note A, 16,500,000 of these shares were surrendered to treasury and retired which was recorded as of December 31, 2002 at the issuance cost of $1.01 per share (the fair market value on the issuance date)aggregatin g $16,665,000 that also was recorded as a reduction to deferred consulting fees and additional paid-in capital. The consulting services were realized during 2003.

In March 2003, the Company amended its articles of incorporation thereby increasing the authorized number of common shares to 500,000,000.

In March 2003, prior to the Plan and Agreement of Reorganization by exchange by Goldspring, Inc., the Company entered into three consulting agreements whereby the Company issued an aggregate of 24,000,000 shares of stock, with an aggregate offering price of $2,080,000 (fair market value at the time of the contracts) in exchange for consulting services. Such consulting services were expensed during 2003.

In August 2003, the Company issued 89,000 shares of its common stock valued at $.17 per share, with an aggregate price of $15,130 for consulting services.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE H - STOCKHOLDERS' EQUITY -continued

In August 2003, the Company issued 2,000,000 shares of its common stock valued at $.125 per share, with an aggregate price of $250,000. 200,000 shares were issued for geological services and 800,000 shares were issued for deposit on equipment to be purchased and 1,000,000 shares were issued for cash proceeds of $125,000.

In September 2003, the Company issued 36,000,000 shares its common stock at a price of $.0496 per share, for an aggregate offering of $1,785,008.

Preferred Stock
---------------

In July 2003 the Company issued 46,500 shares of convertible preferred stock valued at $100.00 per share, for an aggregate amount of $4,650,000 in exchange for the Spring Valley and Gold Canyon placer gold claims.

The preferred stock is redeemable at face value ($100) plus a 3% coupon, both to be paid from 20% of the net operating proceeds from production revenues derived from gold, silver, copper and sand and gravel sales from the Spring Valley or Gold Canyon placer gold claims. Redemption shall commence on the earlier of the 6th month anniversary of issuance, provided production has commenced and revenue is available for distribution, or 3 months after the commencement of production and shall be payable quarter in arrears.

The preferred shares are convertible after the first anniversary of issue at a price determined by average market value for the 30 days prior to conversion, less 15%. Conversion is further limited to a maximum of 2 quarterly redemption payments at a time with 30 days prior notice in advance of the next payment date, unless otherwise mutually agreed in writing. Upon conversion shares shall be restricted per section 144.

Quasi reorganization
--------------------

As of June 30, 2003, the Company had disposed of all of its operating assets and was in the process of settling all of its outstanding liabilities and seeking a merger partner. Accordingly, the Company has changed its business focus. The Board of Directors elected to restate the balance sheet as a"quasi-reorganization". In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in capital. In effect, this gives the balance sheet a "fresh-start". Beginning July 1, 2003 and continuing forward, the Company will be crediting net income and charging net losses to retained earnings.



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE H - STOCKHOLDERS' EQUITY -continued

Cancellation of Shareholder Debt:
---------------------------------

In March 2003, in consideration for the issuance of 1,198,726 restricted shares of common stock, certain shareholders of the Company canceled all of the debt and promissory notes and accrued interest owed to them by the Company. At December 31, 2002, these shares were recorded in stockholders equity as shares issued at an aggregate amount of $203,897.

Stock dividend
--------------

In September 2003, the Board of Directors approved a 10 for 11 forward split of the Company's outstanding common stock. At the time of the stock split outstanding common shares totaling 156,276,346 was exchanged for 171,904,000 common shares.

NOTE I - STOCK BASED COMPENSATION

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

As of December 31, 2003, the Company has not granted any stock options or rights.

NOTE J- EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Statement of Financial Accounting Standards No 128, "Earnings Per Share," requires two presentations of earnings (loss) per share -"basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings (loss) per share is similar to basic earning per share, except that the denominator is increased to include the number of additional common sharest hat would have been outstanding if the potentially dilutive common shares had been issued. The numerator in calculating both basic and diluted earnings (loss) per share for each period is the reported net income (loss). The denominator is based on the following weighted-average number of common shares outstanding for each of the respective periods:



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002



                  December 31, 2003         December 30, 2002
                  -----------------         -----------------
                     135,131,484                 4,228,181
                     ===========                 =========

A difference between basic and diluted weighted-average common shares arises from the assumption that dilutive stock options outstanding, if any, are exercised. Stock options and warrants are not included in the diluted earnings
(loss) per share calculation when the exercise price is greater than the average market price. The Company did not have any stock options or warrants outstanding as of December 31, 2003.

NOTE K -I NCOME TAXES

The Company did not provide any current or deferred US federal or state income tax provision or benefit through the year ended December 31, 2002 because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its realizability through December 31, 2002.

At December 31, 2002 the Company had a net operating loss carryforward of approximately $570,000; this amount has been reclassified to additional paid-in capital under the quasi-reorganization previously described. At December 31, 2003 the Company had a net operating loss of approximately $4,700,000. Utilization of this net operating loss, which begins to expire in year 2023, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. Due to the change in the nature of the Company's operations and the expected likelihood that the net operating loss carryforward may be utilized, management has elected to recognize a deferred tax benefit of $1,880,000 offset by a valuation allowance of $940,000.

The components of the income tax benefit for the year ended December 31, 2003 were as follows:

Current                  $       --
Deferred:
  Federal                   940,000
  State                          --
                         ----------
                         $  940,000
                         ==========



                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

                                                              2003
                                                         ------------
  Net operating loss carryforward                        $  1,880,000
  Valuation allowance for deferred tax assets.               (940,000)
                                                         ------------
    Net deferred tax assets                              $    940,000
                                                         ============

NOTE L - SUBSEQUENT EVENTS

On February 10, 2004, the Company announced a Restricted Private Placement for accredited private investors for a maximum of $500,000 (66 2/3 units). Units of $7,500 consisting of 10,000 shares of the Company's restricted common stock, par value $.000666 and 5,000 warrants exercisable at $1.00 for a one-year period. The Company has the right to redeem the restricted shares from the investors within 120 days of the purchase of the shares at the same price paid by the investor and the investor will retain the warrants. The warrants/converted shares shall have registration rights commencing 180 days after the date of issuance. The restricted shares shall remain restricted for one year if not redeemed. This Offering shall remainedopen for 10 business d ays on a first come basis.

On March 12, 2004, the Company raised a total of $10 million in a private placement to institutional and accredited investors through the issuance of 21,739,130 shares of unregistered common stock. The investors will also receive Series A warrants to purchase 50% additional shares of common stock, at an exercise price of $0.86 per share and Series B warrants, providing investors the opportunity to invest an additional $5 million at an exercise price of $.46 per share.

NOTE M - CONSULTING FEES

Consulting Fees provided in Exchange
for Common Stock                                         $  4,138,408

Other                                                         119,827
                                                         ------------
Total Consulting Expenses                                $  4,258,235
                                                         ============


Prior to the Plan and Agreement of Reorganization by exchange by Goldspring, Inc., the Company had entered into various contractual arrangements whereby the Company would issue common stock as consideration for investor relations, business advisory and related consulting services. A total of 26,726,932 common shares valued at $4,123,278 were issued for consulting services during the period February 2002 through March 11, 2003 (See Note H for further details). The entire amount was recorded as an expense in 2003.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz & Associates of Florida. We do not presently intend to change accountants. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 9 - DIRECTORS, EXECUTIVES

OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Directors and Executive Officers

                                                                1st Year
Name                         Age     Position                   With Company
----                         ---     --------                   ------------
John Francis Cook            64      President, CEO             2003
Robert Thomas Faber, CPA     44      Secretary, CFO             2003
Leslie Lawrence Cahan        78      Director                   2003
Tony E. Applebaum, EA        38      Director, Audit            2004
                                     Committee Chairman
Purnendu K. Rana Medhi       67      Director, Audit            2004
                                     Committee Member
Stephen Bruce Parent         59      Manager                    2003
                                     Plum Mining, LLC;
                                     GoldSpring, LLC;
                                     Ecovat, LLC

Business Experience

JOHN F. COOK, P. ENG. - PRESIDENT AND DIRECTOR: John is a mining engineer, with 42 years of experience that has covered all aspects of the mining industry at all levels in many parts of the world. For the past twenty years this experience has been at a very senior level, including General Management and Corporate Affairs. For the past eight years John has been involved with Junior exploration and development companies after many years of working for much larger companies. Currently, he is Chairman of Anaconda Gold Corporation and of Castlerock Resources. These are both TSX Venture exchange companies with mining development interests in Canada USA and Mexico. He is a director of GLR Resources, Inc. and Wolfden Resources, Inc. both TSX companies with exploration and development interests in Canada. John runs Tormin Resources Limited (his own private company) and has recently been involved in the development of a gravity gold extraction plant in eastern Canada. Prior to getting involved with junior mining/exploration companies, John has worked in senior positions with Navan Resources, Goldcorp and Lac Minerals. This followed early mining experience in southern Africa and a stint as a consultant in UK and Canada.

ROBERT T. FABER, CPA, - CHIEF FINANCIAL OFFICER AND DIRECTOR: Rob is a Financial Executive with 20 years of diverse senior financial management, business and acquisition experience, including substantial international experience. Rob previously served as Vice President of United Site Services, Inc. (Sun Services), a $60 million privately held service company that was formed in 2000. There, he strengthened organizational structure, improved cash management, and directed the acquisition and integration process. Additionally, Rob served as the Assistant Regional Controller with Allied Waste Industries, where his team was responsible for management of a $1.2 billion multi-state business operation. Prior to Allied, Rob spent 17 years with Waste Management, Inc., a $12 billion publicly traded environmental services company, during which time he served in senior positions such as Director of Finance in London, England, leading a $1.2 billion international operating group. Rob has personally been involved in over 100 separate acquisitions ranging from $500,000 to $250 million and was responsible for directing all due diligence, financial valuations and integrations. He has extensive experience in SEC reporting, investor relations, capital acquisitions, and system development.

LES CAHAN - DIRECTOR: Les has been directly involved, for over thirty years, in all aspects of exploration and production of mining, and oil & gas assets. Les acquired the Gold Canyon and Spring Valley mining claims, as well as carrying out the first geophysical, drilling and trenching exploration activities before it was acquired by Ecovery, Inc., and subsequently, GoldSpring, Inc. Les owned and operated Western Land and Minerals Ltd., which specialized in gas and oil production. He was also a founding partner of Nanisivic, on Baffin Island, one of the world's largest zinc mines.

TONY APPLEBAUM, EA: Tony Applebaum is Federally licensed in IRS tax accounting and tax client representation and has had a private practice since 1997. Prior to this, Mr. Applebaum worked in the accounting and financial services industry as controller and VP Finance for several start-up and major ongoing successful corporations. He is familiar with public company reporting requirements, policies and procedures. In addition, he has extensive experience in advanced financial analysis including cash flows, projections and forecasts. Tony brings another layer of solid financial expertise and credibility to GoldSpring as a member of its Audit Committee.

P.K. RANA MEDHI, MINING ENGINEER: P.K. Rana Medhi is a registered engineering and mining geologist with 40 years of international mining experience. Medhi is also a Principal of Mineral Evaluation Network- a worldwide cooperative of economic geologists and mining professionals that provides mineral resources expertise and investment assistance to its clients. Medhi spent 28 years with Cyprus Amax Minerals Company. While at Cyprus, Medhi was the senior operations manager for 15 years. He is established in business development and alliance, exploration and mine development, mine evaluation, as well as mine operations and permitting. Medhi's extensive international mining experience has enabled him to successfully lead projects from the exploration phase to start-up, commercial production and post closure mining activities.

STEVE PARENT - FOUNDER AND MANAGER: Steve has worked in the mining industry for over twenty years. He has managed the exploration and development operations of several Junior Public mining companies in the United States and Canada. Steve has been responsible for leading mining projects from the conceptual stage through feasibility. Before founding GoldSpring, Inc., Steve served as CEO of Ecovery, Inc., a private company with two significant mining projects: The Big Mike Copper Project and the GoldSpring Placer Project both now included in GoldSpring, Inc. Nevada.

         (b) Significant Employees: None

Compliance with Section 16 (a) of the Securities and Exchange Act of 1934:

We did not file Form 5's for our fiscal year ending December 31, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

     (a) During the year ended December 31, 2003, John Francis Cook, President and CEO did not receive any compensation from Company.

          The Company had no executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2003.

     (b) Summary Compensation Table for named executive officers for each of the last three fiscal years:

          For the year ended December 31, 2001 - No salaries paid and no grants of options or SAR grants given

          For the year ended December 31, 2002 - No salaries paid and no grants of options or SAR grants given

          For the year ended December 31, 2003:

          Name and Position            Salary     Bonus    Deferred Salary
          -----------------            ------      ----    ---------------
          John Francis Cook,
          President & CEO                   0        0            0

          Robert T. Faber, CFO        $35,000        0            0

          Stephen Bruce Parent,
          Manager-
          Plum Mining, LLC;
          GoldSpring, LLC;
          Ecovat, LLC                 $35,000        0            0

     (c)  Option/SAR Grants in the Last Fiscal Year (Individual Grants): None

     (d)  Aggregated Option/SAR Exercises in the Last Fiscal Year: None

     (e)  Long-Term Incentive Plans - Awards in Last Fiscal Year: None

     (f)  Compensation of Directors:

          1. Standard Arrangements: The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings. They do not receive compensation for their services as Directors of the Company.

          2. Purnendu K. Rana Medhi, Director and Audit Committee Member, has a Consulting Services Agreement with the Company. Mr. Medhi receives a monthly retainer of $3,000 for 40 hours of professional mining consulting services. Additional services to the Company are compensated at $75 per hour. The Services Agreement also provides Mr. Medhi a quarterly grant of 12,500 shares of restricted common stock in the Company for professional services he provides for the Company.

     (g)  Employment Contracts and Termination of Employment and
          Change-in-Control Agreements:

          With the exception of the Consulting Services Agreement for Purnendu
          K. Rana Medhi described in Item 10(f) above, the Company's Officers and Directors do not have employment agreements or agreements relating to termination of employment or change-in-control.

     (h)  No stock options or SARs have been awarded by the Company

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the 172,627,149 shares of Common Stock of the Company as of the date of December 31, 2003 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and officers as a group.

------------ -------------------------------------- ----------------- -------------- ---------
Title of     Name and Address(1) of Beneficial      Position          Number of      Percent
Class        Owner                                                    Shares         of Class
------------ -------------------------------------- ----------------- -------------- ---------
Common       Steve Parent                           Founder           45,952,750     26.6%
------------ -------------------------------------- ----------------- -------------- ---------
Common       Jubilee Investment Trust               N/A               39,600,000     22.9%
------------ -------------------------------------- ----------------- -------------- ---------
Common       Les Cahan                              Director           9,000,000      5.2%
------------ -------------------------------------- ----------------- -------------- ---------
Common       Ron Haswell                            Consultant         8,689,500      5.0%
------------ -------------------------------------- ----------------- -------------- ---------
Common       John Cook                              Director, CEO      6,750,000      3.9%
------------ -------------------------------------- ----------------- -------------- ---------
Common       Robert T. Faber                        Director, CFO      1,980,000      1.1%
------------ -------------------------------------- ----------------- -------------- ---------

------------ -------------------------------------- ----------------- -------------- ---------
Common       All directors and officers as a group                    72,366,750     41.8%
------------ -------------------------------------- ----------------- -------------- ---------

(1) The address of the executive officers and directors is that of the Company:

    8585 E. Hartford Dr., Suite 400, Scottsdale, AZ 85255

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          None

     (b)  Reports of Form 8-K filed in fourth quarter of the fiscal year: None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $ 15,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $9,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Goldspring, Inc.

                                                   By: /s/ Robert Faber
                                                       ------------------------
                                                       Robert Faber
                                                       Chief Financial Officer
                                                       and Secretary


Name                              Title                          Date
----                              -----                          ----

/s/ John Cook                     President and                  March 12, 2004
------------------------          Chief Executive Officer
    John Cook

/s/ Robert Faber                  Chief Financial Officer        March 12, 2004
------------------------          and Secretary
    Robert Faber

/s/ Leslie Cahan                  Director                       March 12, 2004
------------------------
    Leslie Cahan

                                  CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, John Cook certify that:

1.   I have reviewed this annual report Form 10-KSB of Goldspring, Inc.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2004


                                                /s/ John Cook
                                                ----------------------------
                                                    John Cook
                                                    Chief Executive Officer

                                  CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Robert Faber certify that:

1.   I have reviewed this annual report Form 10-KSB of Goldspring, Inc.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2004


                                                /s/ Robert Faber
                                                ----------------------------
                                                    Robert Faber
                                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Yearly Report of Goldspring, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Cook, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


March 12, 2004                                   /s/ John Cook
                                                 ----------------------------
                                                     John Cook
                                                     Chief Executive Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Yearly Report of Goldspring, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Faber, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


March 12, 2004                                   /s/ Robert Faber
                                                 ----------------------------
                                                     Robert Faber
                                                     Chief Financial Officer