Form 10KSB/A
period 2003-12-31
GOLDSPRING
filed 2004-03-26
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB/A

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

                                                   Goldspring, Inc.

                                                   By: /s/ Robert Faber
                                                       ------------------------
                                                       Robert Faber
                                                       Chief Financial Officer
                                                       and Secretary


Name                              Title                          Date
----                              -----                          ----

/s/ John Cook                     President and                  March 26, 2004
------------------------          Chief Executive Officer
    John Cook

/s/ Robert Faber                  Chief Financial Officer        March 26, 2004
------------------------          and Secretary
    Robert Faber

/s/ Leslie Cahan                  Director                       March 26, 2004
------------------------
    Leslie Cahan