Form 10KSB/A
period 2003-12-31
GOLDSPRING
filed 2004-04-05
CIK 1120970

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

On December 12, 2003, the Company initiated the application process to be listed on the American Stock Exchange (AMEX). Based upon careful review of the AMEX guidelines and meeting with AMEX personnel, the Company believed that under the Standard 3 Listing Guidelines, it meet the qualifications for listing on the AMEX. However, to date no approval has been received for the listing on AMEX. (Financial Guidelines - a market capitalization in excess of $50 million, a market value of the public float in excess of $15 million and stockholders equity in excess of $4 million; Distribution Guidelines - at least 400 public stockholders, at least 500,000 shares in the public float, and an average daily trading volume of at least 2,000 shares) The initial "Comment Letter" was received from the AMEX on January 20, 2004. All items contained in the "Comment Letter" have been addressed and responded to effective with the filing of this document.

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

On March 30, 2004, the Company sold 6,000 ounces of gold in a spot deferred transaction to be delivered to Johnson Matheny Refinery, Salt Lake City Pool, based on the current gold price at such time of $418 per ounce. On April 1, 2004, the Company sold an additional 6,000 ounces of Gold in a spot deferred transaction to be delivered to Johnson Matheny Refinery, Salt Lake City Pool, based on the current gold price at such time of $425 per ounce. For the total transaction of 12,000 ounces of gold, the Company arranged a placement of 2,400 ounces (1,200 ounces per transaction) of gold at Johnson Matheny Refinery, Salt Lake City Pool as margin for these transactions.

These transaction remain open for delivery at any time in any amount for two years from the date of the transaction at no interest, cost or penalty to the Company. All other sales of Gold at prices higher than the above will be made in the open market. The 2,400 ounces of Gold will benefit from the future upside price as well.

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

ITEM 9 - DIRECTORS, EXECUTIVES

OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Directors and Executive Officers

                                                                1st Year
Name                         Age     Position                   With Company
----                         ---     --------                   ------------
John Francis Cook            64      President,                 2003
Robert Thomas Faber, CPA     44      Secretary, CFO             2003
Leslie Lawrence Cahan        78      Director                   2003
Tony E. Applebaum, EA        38      Director, Audit            2004
                                     Committee Chairman
Purnendu K. Rana Medhi       67      Director, Audit            2004
                                     Committee Member
Stephen Bruce Parent         59      Manager                    2003
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

     (b) Summary Compensation Table for named executive officers for each of the last three fiscal years:

          For the year ended December 31, 2001 - No salaries paid and no grants of options or SAR grants given

          For the year ended December 31, 2002 - No salaries paid and no grants of options or SAR grants given

          For the year ended December 31, 2003:

          Name and Position            Salary     Bonus    Deferred Salary
          -----------------            ------      ----    ---------------
          John Francis Cook,
          President                         0        0            0

          Robert T. Faber, CFO        $35,000        0            0

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

------------ -------------------------------------- ------------------- -------------- ---------
Title of     Name and Address(1) of Beneficial      Position            Number of      Percent
Class        Owner                                                      Shares         of Class
------------ -------------------------------------- ------------------- -------------- ---------
Common       Steve Parent                           Founder             45,952,750     26.6%
------------ -------------------------------------- ------------------- -------------- ---------
Common       Jubilee Investment Trust               N/A                 39,600,000     22.9%
------------ -------------------------------------- ------------------- -------------- ---------
Common       Les Cahan                              Director             9,000,000      5.2%
------------ -------------------------------------- ------------------- -------------- ---------
Common       Ron Haswell                            Consultant           8,689,500      5.0%
------------ -------------------------------------- ------------------- -------------- ---------
Common       John Cook                              Director, President  6,750,000      3.9%
------------ -------------------------------------- ------------------- -------------- ---------
Common       Robert T. Faber                        Director, CFO        1,980,000      1.1%
------------ -------------------------------------- ------------------- -------------- ---------

------------ -------------------------------------- ------------------- -------------- ---------
Common       All directors and officers as a group                      72,366,750     41.8%
------------ -------------------------------------- ------------------- -------------- ---------

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

                                                   Goldspring, Inc.

                                                   By: /s/ Robert Faber
                                                       ------------------------
                                                       Robert Faber
                                                       Chief Financial Officer
                                                       and Secretary


Name                              Title                          Date
----                              -----                          ----

/s/ John Cook                     President and Director          April 5, 2004
------------------------
    John Cook

/s/ Robert Faber                  Chief Financial Officer        April 5, 2004
------------------------          and Secretary
    Robert Faber

/s/ Leslie Cahan                  Director                       April 5, 2004
------------------------
    Leslie Cahan