Form 10QSB
period 2004-03-31
GOLDSPRING
filed 2004-05-17
CIK 1120970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 192,859,578 shares of common stock outstanding, $0.000666 Par value.


ITEM 1.  FINANCIAL STATEMENTS

                                GOLDSPRING, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                     INDEX                           Page

ITEM 1       Financial Statements

             Consolidated Balance Sheet as of March 31, 2004           F-3

             Consolidated Statement of Operations                      F-4

             Statement of Changes in Stockholders' Equity              F-5

             Consolidated Statement of Cash Flows                      F-6

             Notes to Financial Statements                           F-7-8

ITEM 2       Management's Discussion and
             Analysis or Plan of Operations

ITEM 3       Controls and Procedures

PART II      Other Information - Items 1-6

Signatures



                                GOLDSPRING, INC.

                           CONSOLIDATED BALANCE SHEET

                              As of March 31, 2004

                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                              $ 8,011,819
       Other current assets                                                                   $    78,374
       Investment (Gold)                                                                      $   504,000
       Inventory -                                                                            $   869,920
       Deferred tax benefit                                                                   $ 1,420,000
                                                                                              -----------

          TOTAL CURRENT ASSETS                                                                 10,884,113
                                                                                              -----------

PLANT, EQUIPMENT AND MINERAL PROPERITES, NET
       Mineral  Properties                                                                    $ 5,984,837
       Plant and equipment                                                                    $ 1,486,284
                                                                                              -----------

          TOTAL PROPERTY AND EQUIPMENT                                                          7,471,121
                                                                                              -----------

OTHER ASSETS:
       Reclamation deposit                                                                    $   145,000
       Equipment purchase deposit                                                             $   100,000
       Intercompany - Working Capital                                                         $        --
       Intercompany - Investment                                                              $        --
       Goodwill                                                                               $ 8,930,862
                                                                                              -----------
          TOTAL ASSETS                                                                        $27,531,096
                                                                                              ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                                                       $   346,496
       Accrued Expenses                                                                       $   352,718
       Current portion of long-term debt - related party                                      $   400,000
                                                                                              -----------

          TOTAL CURRENT LIABILITIES                                                             1,099,214

LONG-TERM DEBT - RELATED PARTY, NET OF CURRENT PORTION                                        $   500,000
                                                                                              -----------

          TOTAL LIABILITIES                                                                     1,599,214
                                                                                              -----------

STOCKHOLDERS' EQUITY
       Convertible redeemable preferred stock, $100 par
       value, 150,000 authorized, 46,500 issued and
       outstanding                                                                            $ 4,650,000
       Common stock, $.000666 par value, 500,000,000
       shares authorized, 194,992,911 shares issued and outstanding                           $   129,777
       Additional Paid-in Capital                                                             $24,811,254
       Accumulated deficit - Prior Years                                                      $(3,705,019)
       Accumulated Earnings deficit - Current Year                                            $    45,870
          TOTAL STOCKHOLDERS' EQUITY                                                           25,931,882
                                                                                              -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                                $27,531,096
                                                                                              ===========


        The accompanying notes are an integral part of these statements.

                                GOLDSPRING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the three month period ended


                                                                                 2004                     2003
                                                                         ----------------------    -------------------
SALES AND OTHER INCOME
 Sales                                                                             $         -           $          -
 Interest                                                                          $       458           $          -
                                                                         ----------------------    -------------------
                                                                                   $       458           $          -
COSTS AND EXPENSES
 Costs applicable to sales                                                         $         -           $          -
 Depreciation, depletion and amortization                                          $         -           $          -
 General and administrative                                                        $   353,054           $          -
 Consulting                                                                        $    81,534           $          -
 Other                                                                             $         -           $          -
                                                                         ---------------------    -------------------

                                                                                   $   434,588           $          -
                                                                         ---------------------    -------------------

LOSS BEFORE INCOME TAX BENEFIT                                                     $  (434,130)          $          -

INCOME TAX BENEFIT                                                                 $   480,000           $          -
                                                                         ---------------------    -------------------

NET INCOME                                                                         $    45,870           $          -
                                                                         =====================    ===================

Earnings per common share, basic                                                   $         0           $          0
                                                                         =====================    ===================
Earnings per common share, diluted                                                 $         0           $          0
                                                                         =====================    ===================

Weighted Average Shares Outstanding                                                175,294,000            100,410,000

Fully Diluted  Weighted Average Shares Outstanding                                 177,773,000            100,410,000



        The accompanying notes are an integral part of these statements.

                                GOLDSPRING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the month period ended March 31,

                                                                                             2004                2003
                                                                                       ------------------    --------------
Cash Flows from Operating Activities:

Net Income                                                                                  $     45,870          $     -

Adjustments to Reconcile Net Income to Net Cash
   Used in Operating Activities:
Depreciation                                                                                           -                 -
Deferred tax benefit                                                                                   -
Consulting services provided in exchange for common stock                                              -
(Increase) Decrease in:                                                                           42,000
Other Current Assets                                                                          (1,830,003)                -
Increase (Decrease) in:
Accounts payable                                                                                 237,548                 -
Accrued expenses                                                                                 253,396

                                                                                       ------------------    --------------
                                                                                              (1,297,059)                -
                                                                                       ------------------    --------------

Net Cash Used in Operating Activities                                                         (1,251,188)                -
                                                                                       ------------------    --------------

Investing activities
Reclamation bond deposit                                                                               -
Acquisitions of plant, equipment and mineral properties                                         (533,631)                -
                                                                                       ------------------    --------------

Net cash used in investing activities                                                           (533,631)                -
                                                                                       ------------------    --------------
Financing Activities:
Net Proceeds from the issuance of common stock (After Fees & Related Expenses)                 9,532,500                 -
Principal payment on note payable                                                               (100,000)                -
                                                                                       ------------------    --------------

Net Cash Flows Provided by Financing Activities                                                9,432,500                 -
                                                                                       ------------------    --------------

Net Increase (Decrease) in Cash                                                                7,647,681                 -

Cash Beginning of Year                                                                           364,138               318
                                                                                       ------------------    --------------

Cash End of Period                                                                          $  8,011,819           $   318
                                                                                       ==================    ==============



        The accompanying notes are an integral part of these statements.

                                GOLDSPRING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (Unaudited)

NOTE A - BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Goldspring, Inc. and its subsidiaries (collectively, "Goldspring" or the "Company" are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Goldspring, Inc. included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of managements estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of -production depreciation, depletion and amortization calculations: environmental reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pads inventories; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

NOTE B - STOCKHOLDERS' EQUITY


In February 2004, the Company raised $332,500 under a Restricted Private Placement for accredited private investors. The private placement consisted of 44 1/3 Units, each Unit represented 10,000 shares of restricted common stock and 5,000 warrants exercisable at $1.00 per share. The warrants expire on February 23, 2005 (one year from the closing date of the private placement).

In March 2004 the Company raised a total of $10 million in a private placement to institutional and accredited investors through the issuance of 21,739,130 shares of unregistered common stock. The investors also received Series A warrants to purchase 50% additional shares of common stock, at an exercise price of $0.86 per share and Series B warrants, providing investors the opportunity to invest an additional $5 million at an exercise price of $.46 per share. The Series A warrants are exercisable for four years, and the Series B warrants are exercisable for one hundred and eighty (180) business days after the Effective Date of the S-1 registration statement.

Shares Issued in Consideration of Consulting Services

On January 12, 2004, the Company issued a total of 50,000 shares to Pernendu K. Rana Medhi, a Board Member, pursuant to a consulting services agreement. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. These issuance of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by the Company did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Medhi had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing legends stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Income Tax Benefit

The Income Tax benefit was calculated based on the increase to the net operating loss carryforward resulting from the loss from operations incurred during the first quarter and the fees related to the $10 million equity financing.

Subsequent Events

Pursuant to the February private placement, the Company in April 2004 repurchased 100,000 shares of common stock for $75,000, or $0.75 per share, which was the market price at the time of the transaction. The funds for the stock repurchase came from the proceeds related to the gain on the April 2004 spot deferred sale of gold contract.

In April 2004, 2,000,000 shares of the Company's restricted common stock issued to Antonio Treminio were returned to the Company and subsequently cancelled. A dispute had arisen between the Company and Mr. Treminio relating to alleged obligations owed by the Company to Treminio and GoldSpring shares owned by Treminio. An agreement was reached whereby Mr. Treminio returned the shares and the Company simultaneously paid Treminio $150,000 in full satisfaction of all amounts owed to Treminio.

Subsequent to March 31, 2004, an additional 1,947,296 restricted common shares became unrestricted and qualified for sale in a brokered transaction pursuant to Rule 144 of the Securities Act of 1933. During 2004, a total of 2,499,769 restricted common shares became unrestricted and qualified for sale in a brokered transaction by unaffiliated and minority shareholders of the Company.

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding GoldSpring, Inc. (the "Company" or "GSPG"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction
------------

GoldSpring, Inc. (the "Company" or "GSPG") is a mining company focused on Production and rapid growth. We are acquiring and operating precious metals, copper and iron properties in the United States, Canada and Mexico. The Company's business model is to acquire mining projects with proven reserves, advanced permits and exploration potential that can easily be put into near term operation and production.

Since its inception in March 2003, the Company has raised $12.3 million in capital, $10.3 million of which was raised in two transactions in the first quarter 2004. The Company's current operations are centered in the Comstock Lode, a historic Bonanza gold and silver mining district located in and around Virginia City, Nevada, about 30 miles south and east of Reno.

To date, the Company has acquired two projects in the Comstock Lode region. The Plum Mining LLC's Billie the Kid open pit gold and silver mining project and GoldSpring, LLC's Gold Canyon and Spring Valley Gold Placer project. As part of the Plum transaction the Company acquired 40 acres of land which has an office building, a maintenance building and laboratory facilities. The Company also has the only fully permitted and operational cyanide heap leach facility and the accompanying permit in the Comstock Lode region. Located near the Billie the Kid Project, in American Flats, these facilities support the Company's mineral processing and mining administration operations in the Comstock Lode.

FIRST QUARTER OPERATING RESULTS:

In the first quarter of 2004, the Company raised $10 million from U.S. accredited institutions through a PIPE (Public Institution Private Equity) transaction as well as $332,500 through an equity private placement, offered to enable existing shareholders to participate in the new round of financing. The $10.3 million in financing is being deployed to accelerate the ramp up of production of existing reserves, to acquire and bring into production projects that have executed Letters of Intent, to pursue additional acquisitions, for targeted exploration and for working capital. This capital creates a solid platform for the Company to execute its business strategy and provides the foundation for accretive growth for shareholders.

Gold and silver were recovered in nominal amounts from the heap leach at Plum and the initial shipment was made to the refinery. This completed the cycle of construction, approvals, overlining, agglomerating ore, pad loading, cyanidization for leaching, having pregnant solution return and recovering the gold and silver. The Plum Mining Heap Leach Start Up was a success. The heap was leaching and solution grades were at the forecast levels. There were no gold and silver sales in Q'1, but, between March 30, 2004 and April 1, 2004, the Company executed spot deferred sales of 12,000 ounces of gold in two transactions at an average price of $421.62 per ounce to be delivered to Johnson Matthey Refinery, Salt Lake City Pool. As margin for these two transactions, the Company purchased and provided 2,400 ounces of gold. The Company closed these spot deferred gold sales on April 20,2004 through a spot purchase contract at $393.50 per ounce of gold. This transaction netted the Company $337,500 profit. The Company still retains the 2,400 ounces of gold used for margin in this transaction as an investment.

PLUM MINING START UP Q'1:

Construction was completed on the heap leach pad and ponds and final approvals were received from the Nevada Department Of Environmental Protection (NDEP) in February 2004. Although not a requirement in the original permits, a specification for screened and sized ore to be used as an overliner to protect the leach pad was recommended by NDEP and accepted by Plum and the pad began being loaded with about 7,000 tons of this material prior to loading agglomerated gold and silver ore for cyanide leaching. In early March, agglomerated ore was being loaded on to the leach pad. It typically requires about 10,000 tons of agglomerated ore to be on the pad prior to starting to add cyanide solution. It generally takes an additional 10-12 days for the "heap to weep" or begin normal leaching. The heap has to be saturated very slowly to avoid drainage channels and allow for a full leach to take place. In other words, to rush the heap is a mistake that can adversely affect the overall performance in the future. A heap requires great respect, and we have the benefit of having Bob Turner, the builder of the largest gold cyanide heap leach in the world to manage this operation.

As of March 31, 2004 we had about 54,000 tons from the 80,000 ton ore stockpile on the pad and about 45,000 tons under leach, which includes the overliner material that also leaches. According to assays and previous recovery experience from the Lucerne pit achieving 84.5% for gold and 33% for silver, we had about 2,550 oz of recoverable gold and 6,000 oz recoverable silver. This was valued at about $1,150,000 on March 31, 2004, but would only bring about $990,000 at today's metals prices. The heap is leaching exactly as expected and solutions are grading 0.07oz/ton gold and 0.4 oz/ton silver as forecast.

A nominal amount of gold and silver was recovered and sent to Johnson Matthey Refinery in Salt Lake City, Utah by March 31, 2004. None of the gold and silver was sold prior to that date. The start up of the heap leach is a success. Scheduled deliveries are being made to the refinery. A note of interest is that we are recovering more silver than expected from earlier forecasts. Further discussion of Q'2 on Plum is discussed under Plan of Operation below.

PLAN OF OPERATION:

The Company has contracted N.A. Degerstrom of Spokane, Washington to undertake the ongoing mining, ore crushing, screening, agglomerating and loading to the leach pad for Plum Mining. Degerstrom has provided contract mining services for over 100 years and has earned an impeccable reputation. Their operations expertise will provide substantial savings in the execution of the full Plum Mining projects. Degerstrom also brings a complete mining engineering staff with facility and metallurgical expertise with laboratories. Degerstrom's clients are extensive and include such companies as Placer Dome, Newmont Mining and BHP Billiton. Degerstrom has agreed to assist us in evaluating and operating all our future acquisitions, large or small. When we approach these industry giants and offer to acquire one of their operations, we will be taken seriously. The fact that we are well financed and have the support of our financial partners and underwriters for the long haul enables us to undertake appropriate projects and insures success.

The Billie The Kid Project:

The Plum Mining Company, LLC, which the Company acquired in November 2003 contains, according to The Carrington Reserve Report: "Total reserve inventory for all classes reported of 2,437,082 tons with an average grade of 0.0627 ounces of gold per ton and 1.52 ounces of silver per ton. The Billie The Kid Project contains approximately 1.3 million tons of economic gold and silver ore. In Carrington's reserve report, it notes that historical mining of 125,000 tons in 1993 from Lucerne pit showed the actual grade of mined material placed on the heap leach for treatment to average 0.064 opt gold, 20% higher than the drill indicated grade of 0.05 opt gold. Actual achieved recovery was 84.6% of the higher 0.064 opt gold head. He also states that GoldSpring is already seeing similar results for the Billie the Kid project.

The Company has deployed over $2,300,000 of cash since November 2003 at the Plum Mining facility in infrastructure development and mining activities. The breakdown of the investment is as follows: $150,000 for additional reclamation bond requirements; $1,250,000 in construction and development of the operations infrastructure, (This includes a fully constructed, inspected and lined heap leach pad and pond facility and a recovery system for the gold and silver; and $900,000 for mining, hauling. screening, agglomeration, and recovery costs associated with over 80,000 tons of ore.

Approximately 70,000 tons of ore is on the pad and under leach as of May 14, 2004. An additional 50,000 tons is stockpiled and ready for agglomeration and leaching. The metal contained in the 70,000 tons of ore under leach, according to assays, should be 4,410 ounces of gold and 28,000 ounces of silver. At the previously experienced recovery rate of 84.5% for gold and 33% for silver at the Lucerne pit, gold and silver production would approximate 3,726 ounces and 9,940 ounces respectively. Most of the revenue related to the 70,000 tons of ore will be recognized in the second and third quarters 2004. While the leach process typically can take several months for full recovery, the first 60-90 days produces the largest recovery percentage. Once gold and silver are released into the cyanide solution from the leach process and collected in the pregnant solution pond, the metals will be recovered. Q'1 start up recovery was accomplished using EMEW direct electrowinning and a transition to a Merrill Crowe system is being made during Q'2. The EMEW plant will be moved to the Company's Big Mike Copper Project in nearby Winnemucca, Nevada for Q'3 copper recovery.

Construction of the million ton heap leach pad, which is located near the existing pad at the Plum Facility, has commenced. This pad will accommodate larger scale daily production than the existing pad. In fact, when this pad is ready, the Billie the Kid and Lucerne pits can be mined simultaneously and the operation will be able to handle additional outside ore for leaching. There are several hundred thousand tons of readily available ore that await completion of the new pad.

Previously classified waste material (grading .008) is now being converted to overliner on the pad changing the strip ratio from 1.7 : 1 to 1:1. This operating change will enhance the overall project economics. About 35,000 tons of overliner will be required for the million ton pad.

The Plum Mining Heap Leach was started in 1st Quarter 2004 and has been steadily loaded with agglomerated gold and silver ore. Cyanide is applied daily to existing ore on the heap and to the additional ore added once it has been leveled and prepared for leaching. There was about 54,000 tons on the pad and about 45,000 tons under leach at March 31, 2004. The solution began leaching approximately 10 days after initial application and has been producing clean pregnant cyanide solution grading 0.07 oz gold/ton and 0.4 oz silver/ton.

GOLDSPRING PLACER MINING OPERATIONS:

The Company's first acquisition was the GoldSpring Placer Claims located on the south end of the Comstock near the intersections of Highway 351 and Highway 50, about 7.8 miles east of Carson City, Nevada and 3 miles south of Plum. The 850 acres, according to the Bourne and Pelke independent engineering reports, contain 1,199,000 ounces of gold contained in 41,000,000 cubic yards of gravel averaging 35 feet deep from the surface to bedrock. Average grade is from .027 -.033 ounces of gold per cubic yard. These properties contain virgin sand and gravels (not tailings) that have been explored for gold but have not been mined. Although silver content has not been reported as a reserve figure, assays show about 15% silver content, as is typical in the Comstock Lode. The preferred method of recovery is by gravity through washing with water. Neither crushing nor chemicals is used or required. The Company owns a complete RMS Ross gravity plant, including a 250KW powerplant, which will commence operation in second or third quarter 2004 at the rate of 200 tons per hour. The Company is in the process of acquiring additional water rights and sources of water to insure that operations will be uninterrupted and continuous once begun. The placer claims and Plum occupy the same basin for Nevada Department of Water Resources purposes. To this end we have just added an additional 100gpm water well at Plum and are pursuing the same at Spring Valley. We currently have over 11 million gallons of water rights.Three additional plants are planned for deployment between 2004 and 2005, which should result in 100,000 ounces of gold to be recovered annually from the 4 plants.

MINERAL INTEREST ACQUIRED ALBERTA, CANADA:

On April 16, 2004, GoldSpring filed mineral permit applications on nearly 800 square miles of Alberta, Canada mining property, through it's wholly owned subsidiary, Clear Hills Iron, Ltd. This property comprises one of the largest known Iron deposits left in the world, which also is known to contain gold, silver, coal, oil and gas. Over a billion tons of known iron reserves in all categories have been previously established. Rail transportation to the West Coast is within 10 kilometers and ample gas and coal are available to power a production facility. Excess power can be sold to the grid for cash flow. This deposit only very recently became available, after having been tied up for many years by companies only interested in gold, silver, vanadium, diamond, some coal, oil and gas exploration. This deposit has sat unexploited for iron for many years due to the relatively low grade and complexity of the iron ore. A series of tests have been conducted in recent years (1995-6) that demonstrated that both a 65% FE pellet and Pig Iron (98%FE) could economically be made from this ore. The pellets, which require about two tons of ore, sell for around $90/ton and Pig Iron, which requires about three tons of ore, sells at around $355/ton. Gold and silver would be recoverable byproducts and be value added to the operation. An initial budget of $50,000 CDN is being used to conduct a detailed review of existing data and to initiate a pre-feasibility study. Our initial strategy is to develop potential sales of Iron ore to China, who imports over 60% of its iron ore for steel manufacture. Chinese investor/developers have already expressed interest in this project.

PROPERTIES UNDER LETTERS OF INTENT:

The Company has executed Letters of Intent to acquire three projects: The Consolidated Virginia Dumps from the Bonanza days of the 1850's, located in Virginia City,Nevada, the Timm Mother Lode Mine, located in the famous Mother Lode district in El Dorado County, California and the Minera Del Mar Mine , a high grade gold and silver mine in Zecatecas, Mexico. Pending satisfactory completion of due diligence, the Company plans to close these acquisitions by the end of second quarter 2004. The Company is also pursuing acquisition targets in other mining districts of Nevada, Arizona, Mexico and Canada.


PROPERTIES UNDER CONFIDENTIALITY AGREEMENTS:

The Company has executed confidentiality agreements to evaluate approximately 850,000 ounces of proven gold reserves contained in existing feasibility studies. These properties are located in Arizona and Nevada. Should these reviews provide economic results, the next step would be to enter into Letter of Intent relationships and pursue acquisition. This would involve extensive due diligence and considerable expense prior to making a final purchase decision.

ADDITIONAL COPPER PROJECTS UNDER REVIEW:

The Company is currently evaluating a large fully permitted copper project that requires smelter availability. It has been brought to our attention that very attractive smelting arrangements can also be made in China, who imports over 80% of its copper in either scrap or concentrate. Smelter efficiency is dependent upon adequate capacity and China is aggressively seeking more raw material to import.

INCREASING GOLD RESERVES:

The Company intends to increase In-Ground gold reserves to over 3 million ounces in 2004 through acquisitions and exploration of existing properties. Exploration opportunities exist on our properties including a potential Bonanza discovery of 1 to 3 million additional ounces of gold at both the Plum Mine and the Timm Mother Lode Mine to be acquired.

Open Pit Mineral Reserves
-------------------------

Billie the Kid & Lucerne Pit Areas:

According to the Carrington Reserve Report, the Billie the Kid deposit contains Proven Mineable Reserves of 471,000 tons with an average grade of .058 opt Au, and .31 opt Silver. The waste to ore ratio for the present pit design is 1.7:1. Projected recoveries in a heap are 80% for gold, and 30% for silver. The ore, due to its high carbonate content, is actually neutralizing. This suggests potential to treat other nearby, low grade ores from the district which are historically acid generating. In 1999, Sierra Mining & Engineering LLC, modeled the Billie the Kid deposit and estimated a Cumulative Reserve of 577082 tons. The mineralization outside of the existing mine plan (106,082 tons) is considered a Proven Reserve.

The Lucerne deposit ores are similar to the Billie the Kid in chemistry and response in a heap leach environment. The remaining resources at Lucerne are estimated at 1,150,000 tons, 850,000 of proven reserves and 300,000 of probable reserves. Upon completion of current remodeling and developing a current mine plan, most of this mineralization will be reclassified as Proven Mineable Reserves.

The probable reserves lie underneath State Route 342 which is located on the east crest of the Lucerne Pit. These probable reserves contain an indicated grade of .05 opt Au (gold) and .7 opt AG (silver).

Mineralization in the Billie the Kid pit is known to extend beyond design limits, into Lyon County. Extending exploration into this county would require obtaining new permits, so a decision has been made not to open operations in Lyon County until the mine is in full operation. It is believed that once the mine is generating revenue, exploration should be extended into this area, and the necessary permitting pursued.

PLACER PROJECTS REPORTED RESERVES
-------------------------------------

The Gold Canyon and Spring Valley Gold Placer Properties contain 1,199,000 reported ounces of gold in 41,000,000 cubic yards of alluvial sand and gravel. The properties consist of 21 unpatented placer mining claims covering approximately 850 acres located 30 miles south east of Reno and 7 miles east of Carson City, Nevada. The claim groups lie immediately south of the famous Comstock Lode, which is considered the source of the placer values in the immediate area. Several lode mines are located at higher elevations in close proximity to the Spring Valley properties and practically all of the eroded material from these veins would be deposited on our claim group. Exploration work completed on these claim groups has been carried out under the supervision of experienced and knowledgeable mining consultants thoroughly familiar with the gold mineralization of the Carson City area. Notices have been filed with the BLM to begin initial processing on these projects.

TOTAL RESERVES

Current in-ground reserves:

1.35 Million ounces of Gold
3.7 Million ounces of Silver
25 Million pounds of Copper

RECENT FINANCING EVENTS

In February 2004, the Company completed a private placement for accredited private investors for $332,500 (44 1/3 units). Units of $7,500 consisting of 10,000 shares of restricted common stock, par value $.000666 and 5,000 warrants exercisable at $1.00 for a one-year period. The Company has the right to redeem the restricted shares from the investors within 120 days of the close of this private placement at the same price paid by the investor. The investor, however, will retain the warrants. The warrants/converted shares shall have registration rights commencing 180 days after the date of issuance. The restricted shares shall remain restricted for one year if not redeemed. This offering was closed on February 23, 2004.

In March 2004, the Company closed a $10 million PIPE transaction brokered by Merriman Curhan Ford & Co. of San Francisco, California. The Company received gross proceeds from a group of approximately fifteen institutional investors totaling $10 million from the private placement of 21,739,129 shares of unregistered restricted common stock at a negotiated price of $0.46 per share. The Company filed a Form S-1 registration statement with the SEC in April 2004 to register these shares (See below for details). The Company expects the registration of these shares to take effect prior to the end of June 2004. In addition, for each two (2) shares of common stock issued in this private placement, the investors received one (1) "A" Warrant. The exercise price for the "A" Warrants is $0.86 per warrant share. The "A" Warrants have a term of four years. Also, the investors have the option to invest an additional $5.0 million in a green shoe option. The investors received one (1) Green Shoe Warrant for each two (2) common shares issued in the private placement. The exercise price for the Green Shoe Warrants is $0.46 per warrant share, and the warrants are exercisable for one hundred and eighty (180) business days after the Effective Date of the S-1 registration statement.

Use of Proceeds from the $10 million private equity placement is as follows:

$3,000,000 to accelerate the ramp up of existing gold, silver and copper reserves into production;

$3,000,000 to complete and bring to production those acquisitions currently under executed Letters of Intent;

$2,000,000 for additional acquisitions, development and exploration;

$2,000,000 for working capital.

S-1 REGISTRATION STATEMENT FILED

Pursuant to the first quarter 2004 equity raise, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 on April 21, 2004, to register the qualifying common shares and issuable warrant shares issued in the February and March 2004 private placements. The Form S-1 covered the registration of the following securities: 21,739,129 shares of common stock issued to the institutional investors in the March 2004 transaction; 10,869,575 shares of common stock issuable to the institutional investors in connection with conversion of the "A" Warrants; 10,869,575 shares of common stock issuable to the institutional investors in connection with conversion of the Green Shoe Warrants; and 211,666 common stock warrants issued to the investors of the February 2004 private placement. The Company expects the registration of the securities covered by the S-1 to be completed prior to the end of June 2004.

APPLICATION FOR AMEX LISTING

In December 2003, the Company initiated the application process to be listed on the American Stock Exchange (AMEX). The Company believes it has complied with all requests for information from the AMEX. As of the filing date we have not received approval or rejection from AMEX.

CAPITAL RESOURCES

At this time, Management believes the Company is adequately financed to execute its business plan. As additional acquisition opportunities are identified, the Company may decide to raise more equity to fund these projects.

COMMON SHARES OUTSTANDING

                                  UNRESTRICTED     RESTRICTED         TOTAL
                                  ------------     ----------         -----

Common Shares Outstanding
at March 31, 2004                  30,239,982      164,752,929     194,992,911*

* This amount was reduced by 2,133,300 shares which represents the cancellation of shares issued in the February 2004 private placement that were not subscribed for and 2,000,000 shares returned to the Company and subsequently cancelled (See note below "Changes in Securities" for further disclosure.).

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

                           PART II - OTHER INFORMATION


Item 1.                Legal Proceedings.               Not Applicable

Item 2.                Changes in Securities.

(c) Sales of unregistered securities- Quarter ended March 31, 2004.

Private Equity Placement to Institutional Investors - March 2004

On March 22, 2004, the Company issued a total of 21,739,129 shares of restricted common stock to the following investors in a PIPE transaction of $10 million from a group of approximately fifteen institutional investors. The private placement was brokered by Merriman Curhan Ford & Co. of San Francisco, California, who received a transactional fee of $700,000. The 21,739,129 shares of unregistered common stock were sold at a negotiated price of $0.46 per share.


Gamma Opportunity Capital Partners, LP                        1,630,435
Longview Fund LP                                              1,630,435
Longview Equity Fund, LP (5)                                  2,445,652
Longview International Equity Fund, LP (5)                      815,217
Alpha Capital Aktiengesellschaft (4)                          1,086,957
Capital Ventures International (6)                            2,173,913
Portside Growth and Opportunity Fund (7)                        543,478
Enable Growth Partners L.P. (8)                                 434,783
Whalehaven Funds Limited (9)                                    326,087
Stonestreet Limited Partnership (10)                            760,870
Smithfield Fiduciary LLC (11)                                   543,478
TCMP3 Partners LLP (12)                                         217,391
Bristol Investment Fund, Ltd. (13)                              652,174
Vertical Ventures, LLC (14)                                     543,478
Merriman Curhan Ford Corporation (15)                           272,826
A. Tod Hindin                                                   108,696
Kenneth R. Werner Revocable Trust                               108,696
Thomas P. O'Shea, Jr                                             65,217
D. Jonathan Merriman                                             65,217
Brock Ganeles                                                    54,348
Elise Stern                                                      54,348
Craig E. Sultan                                                  54,348
Carl Frankson                                                    54,348
Jon M. Plexico                                                   43,478
Pete Marcil                                                      43,478
David Bain                                                       43,478
Steven R. Sarracino                                              42,391
Gregory S. Curhan                                                21,739
John Hiestand                                                    21,739
Robert E. Ford                                                   21,739
Eric Wold                                                        21,739
Christopher Aguilar                                              21,739
Peter A. Blackwood                                               21,739
Genesis Microcap Inc. (16)                                      217,391
John V. Winfield                                              1,630,435
John V. Winfield IRA-1                                        1,086,957
John V. Winfield IRA-2                                          543,478
Santa Fe Financial Corp. (17)                                   543,478
Portsmouth Square, Inc. (17)                                    543,478
Intergroup Corp. (17)                                         2,173,913
Erik Franklin                                                    54,348

The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The issuance of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by the Company did not involve a public offering. These investors represented that they were accredited investors and had access to information normally provided in a prospectus regarding the Company. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing legends stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

For each two (2) shares of common stock issued in this private placement, the investors also received one (1) A Warrant. The exercise price for the A Warrants is $0.86 per warrant share. The A Warrants have a term of four years. In addition, the investors have the option to invest an additional $5.0 million in a green shoe option. The investors received one (1) Green Shoe Warrant for each two (2) common shares issued in the private placement. The exercise price for the Green Shoe Warrants is $0.46 per warrant share, and the warrants are exercisable for one hundred and eighty (180) business days after the S-1 registration statement covering the underlying shares and the issuable warrant shares becomes effective.

The Company filed an S-1 Registration Statement under the Securities Act of 1933 on April 21, 2004 to register the above-listed shares and issuable warrant shares. The Form S-1 covered the registration of the following securities:
21,739,129 shares of common stock issued to the institutional investors in the March 2004 transaction; 10,869,575 shares of common stock issuable to the institutional investors in connection with conversion of the A Warrants; 10,869,575 shares of common stock issuable to the institutional investors in connection with conversion of the Green Shoe Warrants. The Company expects the registration of the securities covered by the S-1 to be completed prior to the end of June 2004.

Private Equity Placement to Individual Accredited Investors - February 2004

In February 2004, the Company issued a total of 443,333 shares of common stock to current individual shareholders, Management and other third parties in a private equity placement of $332,500. A total of 44 1/3 units were issued at a price of $7,500 per unit. Each unit consisted of 10,000 shares of restricted common stock, par value $.000666 and 5,000 warrants exercisable at $1.00 for a one-year period. The Company has the right to redeem the restricted shares from the investors within 120 days of the close of this private placement. The redemption price is $0.75 per share. In the event the Company redeems the shares, the investors will retain the warrants. The warrants/converted shares shall have registration rights commencing 180 days after the date of issuance. The Company filed an S-1 Registration Statement under the Securities Act of 1933 on April 21, 2004 to register the 211,666 common stock warrants issued to the investors of the February 2004 private placement. The restricted shares shall remain restricted for a period of one year if not redeemed by the Company. This offering was closed on February 23, 2004. Proceeds from this private placement will be used for working capital.

The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by the Company did not involve a public offering. These investors represented that they were accredited investors and had access to information normally provided in a prospectus regarding the Company. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing legends stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Shares Issued in Consideration of Consulting Services

On January 12, 2004, the Company issued a total of 50,000 shares to Pernendu K. Rana Medhi, a Board Member, pursuant to a consulting services agreement. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. These issuance of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by the Company did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Medhi had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing legends stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Changes in Securities

Pursuant to the February private placement, the Company in April 2004 repurchased 100,000 shares of common stock for $75,000, or $0.75 per share, which was the market price at the time of the transaction. The funds for the stock repurchase came from the proceeds related to the gain on the April 2004 spot deferred sale of gold contract.

In April 2004, 2,000,000 shares of the Company's restricted common stock issued to Antonio Treminio were returned to the Company and subsequently cancelled. A dispute had arisen between the Company and Mr. Treminio relating to alleged obligations owed by the Company to Treminio and GoldSpring shares owned by Treminio. An agreement was reached whereby Mr. Treminio returned the shares and the Company simultaneously paid Treminio $150,000 in full satisfaction of all amounts owed to Treminio.

Subsequent to March 31, 2004, an additional 1,947,296 restricted common shares became unrestricted and qualified for sale in a brokered transaction pursuant to Rule 144 of the Securities Act of 1933. During 2004, a total of 2,499,769 restricted common shares became unrestricted and qualified for sale in a brokered transaction by unaffiliated and minority shareholders of the Company.

Item 3.   Defaults Upon Senior Securities.    Not Applicable

Item 4.   Submission of Matters to a
          Vote of Security Holders.           None

Item 5.   Other Information.                  None

Item 6.   Exhibits and Reports of Form 8-K.   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.


                                          GOLDSPRING, INC.

Date:  May 17, 2004                       By:  /s/ Robert T. Faber
                                                --------------------------------
                                                   Robert T. Faber
                                                   Chief Financial Officer
                                                   and Secretary