Form 10KSB/A
period 2003-12-31
GOLDSPRING
filed 2004-06-24
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               AMENDMENT NO. 4 TO
                                   FORM 10-KSB

                            ------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for the most recent fiscal year: -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (172,627,149 shares) based on the average bid and asked price as of December 31, 2003 being $ 0.84 per share: $145,006,805

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 192,859,611 shares of Common Stock, $0.000666 Par Value, as of June 18, 2004.

THIS FORM 10-KSB IS BEING AMENDED BASED ON GOLDSPRING'S DECISION TO CHANGE THE ACCOUNTING TREATMENT OF THE ORIGINAL TRANSACTION BETWEEN GOLDSPRING, INC. AND ECOVERY'S GOLDSPRING, LLC AND ECOVAT COPPER NEVADA, LLC FROM A BUSINESS COMBINATION TO A REVERSE MERGER. SEE ITEM 6 FOR A DETAILED EXPLANATION AND ITEM 7 FOR REVISED FINANCIAL STATEMENTS.


                                TABLE OF CONTENTS



                                                                           PAGE

GLOSSARY....................................................................
CURRENCY....................................................................
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS...................................


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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW


GoldSpring, Inc. (the "Company" or "GSPG") is a precious metals mining company specializing in the economical and efficient production of gold and other precious metals. The Company, as it exists today, was formed in March 2003 when a Plan of Agreement and Reorganization by Exchange (the "Plan of Reorganization") was executed between the Company and Ecovery, Inc., a private Corporation. The Company, pursuant to this agreement, acquired GoldSpring, LLC and Ecovat Copper Nevada, LLC from Ecovery representing substantially all of Ecovery's mining assets. In consideration, the Company issued 90 million restricted common shares to the Ecovery shareholders when the market value was $0.10 per share. In addition to the stock, the Company paid Ecovery $100,000 and issued 46,500 $100 Preferred Convertible/Redeemable shares to Harlesk Nevada (the prior owner of the Gold Canyon and Spring Valley placer projects) in full satisfaction of $4,650,000 of production payments due to Harlesk Nevada from the operation of the Placer projects.

Ecovery's assets included the Gold Canyon and Spring Valley gold placer projects in Lyon County, Nevada plus the "Big Mike" Copper Project in Nevada. The Gold Canyon and Spring Valley Placer gold claims, located about 3 miles south of Gold Hill, Nevada, have reported gold reserves of 1,199,000 ounces. These claims consist of 21 unpatented placer mining claims covering approximately 850 acres. The claim groups lie immediately south of the famous Comstock Lode, which is considered the source of the placer gold values in the immediate area. Ecovery's assets also included the "Big Mike" Copper Ore Project, located about 2 hours east of Reno in Winnemucca, Nevada, containing 25,000,000 pounds of copper already mined and above ground.

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


Current in-ground reported reserves total: 1.35 million ounces of Gold; 3.7 million ounces of Silver; and 25,000,000 pounds of Copper The Company intends to increase In-Ground Reserves to over 3 million ounces of gold in 2004 through acquisitions and exploration of existing properties. Exploration opportunities exist on the Company's properties including a Bonanza potential discovery of 1 to 3 million additional ounces of gold. GoldSpring is committed to creating a high-quality portfolio of gold and other precious metals producing assets to achieve substantial, long-term growth and cash flow.

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

EMPLOYEES

As of December 31, 2003, the Company had 4 full-time employees at its executive office in Scottsdale, Arizona. In addition, the Company contracted two full-time managers to oversee the Plum Mining project in Nevada (one manager was paid as a consultant, and the other was employed through an employee leasing agency). The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence and acquisition initiatives. Since the beginning of 2004, the Company has added five mining employees at the Plum project, all of whom are leased through an employee leasing agency. The Company also uses sub-contractors in its mining operations which involves approximately 20 people including a mining and screening foreman.

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

In 1999, Sierra Mining & Engineering LLC, modeled the Billie the Kid deposit and estimated a Cumulative Reserve of 577,082 tons. The mineralization outside of the existing mine plan (106,082 tons) is considered a Proven Reserve.

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


The operation will be similar to a sand and gravel operation with a simple gravity gold recovery circuit attached. The reported gold reserves are 336,000 oz.. In addition, there are approximately 3,000,000 tons of ore dumps and tailings from previous operations which lie on top of the claims that would be suitable for recovery through a highly efficient, fully self-contained process.


Gold Canyon
-----------

Immediately east of the Spring Valley property lies the Gold Canyon claim group consisting of 6 unpatented placer claims covering approximately 400 acres in Lyon County, Nevada. An integrated exploration program, including magnetic and seismic surveys, reverse circulation drilling and sampling has indicated in excess of 29 million cubic yards grading 0.032 ounces of gold per cubic yard. The reported gold reserves are 863,931 oz..


MINED COPPER

THE "BIG MIKE" COPPER PROJECT

The "Big Mike" Copper Ore Project is located approximately 32 miles south of Winnemuca in Pershing County Nevada. Access to this site is via Grass Valley Road, a county maintained paved and gravel road, for 30 miles and then 2 miles on a BLM gravel road. The property is situated in Sections 22 and 23 of Township 31 North and range 39 East, Mount Diablo Meridian, at an elevation of 5,000 to 5,500 feet. The project consists of 17 unpatented lode mining claims and 1 placer mining claim covering a total of 310 acres. Water rights sufficient for a vat leaching or heap leaching operation were included with the acquisition of this property. The project has 25,000,000 pounds of reported copper, already mined and above ground.

MINERAL RESERVE SUMMARY


Current in-ground reported reserves total: 1.35 million ounces of Gold, 3.7 million ounces of Silver and 25 million pounds of copper already mined and above ground. The Company intends to increase In-Ground Reserves to over 3 million ounces of gold in 2004 through acquisitions and exploration of existing properties. Exploration opportunities exist on the Company's properties including a Bonanza potential discovery of 1 to 3 million additional ounces of gold. GoldSpring is committed to creating a high-quality portfolio of gold and other precious metals producing assets to achieve substantial, long-term growth and cash flow.


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


GoldSpring's current in ground Reserves are:

              1.35 million ounces of gold
              3.7 million ounces of silver
              25 million pounds of copper already mined and above ground.


Accounting Treatment Change:

After careful review and consideration, and pursuant to the Company's recent S-1 filing, the Company has elected to treat the original transaction between GoldSpring, Inc. and Ecovery, Inc. as a reverse merger and not as a business combination from an accounting standpoint. The purpose for this filing is to restate the financial statements to reflect the accounting treatment change for recording this transaction.

At the time of the transaction, the Company adopted the business combination accounting treatment to record this transaction, whereby the market value of the common stock exchanged for the assets plus the book value of the assets acquired were used to determine the valuation of the transaction. Employing this accounting treatment, the Company recorded approximately $8.9 million of goodwill, an intangible asset. After considering such factors as: (1) the change in control of the Company based on the number of GoldSpring shares issued to the Ecovery shareholders in the transaction; (2) effective the date of the transaction, the sole officer and director of the Company resigned; and (3) the Company, GoldSpring, Inc., had no operations prior to the Transaction, the Company concluded that the reverse merger accounting treatment more appropriately reflects the nature of this transaction. Under the reverse merger accounting treatment, historical asset values (book value of the assets) are utilized to determine the valuation of the transaction. Accordingly, no goodwill is generated with this transaction.

Pursuant to the Company's decision to change the accounting treatment, the financial statements have been restated and are presented within this filing, to reflect the new treatment. This change in accounting treatment has no impact on the results of operations of the Company and the Company continues to meet the published listing requirements established by the American Stock Exchange
(AMEX).

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

This stockpiled ore is currently being loaded 24 hours/day onto the prepared leach pad and mining is producing an average of 2000 tons per day to add to the stockpile. Approximately 80,000 tons of ore should be on the pad and under leach by end of Q1 2004. The metal contained in the 80,000 tons of ore, according to assays, should be 5,040 ounces of gold and 32,000 ounces of silver. At the previously experienced recovery rate of 84.5% for gold, this would amount to 4,284 ounces of gold and at historical silver recovery rates in the 33% range for 11,000 ounces

Note: % recovery from pregnant solution by direct electrowinning has tested higher than historical results from Merrill Crowe recovery and at significantly lower operating costs.

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

ITEM 7.  FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                                GoldSpring, INC.



                               Table of Contents


Report of Independent Certified Public Accountants ................... F - 2
Consolidated Balance Sheet as of December 31, 2003.................... F - 3
Consolidated Statements of Operations
   for the years ended December 31, 2003 and 2002..................... F - 4
Consolidated Statements of Changes in Stockholders' Equity
   for the year ended December 31, 2003 and 2002...................... F - 5
Consolidated Statements of Cash Flows
   for the year ended December 31, 2003 and 2002...................... F - 6
Notes to Consolidated Financial Statements............................ F-7-28

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

The financial statements referred to above have been restated to account for the acquisition of the mining interests acquired from Ecovery, Inc. as a reverse merger pursuant to the Plan of Reorganization further described in Note A to the financial statements.


JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,
March 12, 2004 and
June 14, 2004 with respect to Note A

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                           CONSOLIDATED BALANCE SHEET

                             As of December 31, 2003

                                     ASSETS

CURRENT ASSETS:
              Cash and cash equivalents                                                             $          364,138
              Other current assets                                                                              48,291
              Inventory - Stockpile                                                                             54,000
              Deferred tax benefit                                                                             940,000
                                                                                                 ----------------------

              TOTAL CURRENT ASSETS                                                                           1,406,429
                                                                                                 ----------------------

PLANT, EQUIPMENT AND MINERAL PROPERITES, NET
              Mineral  Properties                                                                            6,249,556
              Plant and equipment                                                                              850,453
                                                                                                 ----------------------

              TOTAL PROPERTY AND EQUIPMENT                                                                   7,100,009
                                                                                                 ----------------------

OTHER ASSETS:
              Reclamation deposit                                                                              145,000
              Equipment purchase deposit                                                                       100,000
                                                                                                 ----------------------
              TOTAL ASSETS                                                                          $        8,751,438
                                                                                                 ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
              Accounts Payable                                                                      $          108,950
              Accrued Expenses                                                                                  49,322
              Current portion of long-term debt - related party                                                400,000
                                                                                                 ----------------------

              TOTAL CURRENT LIABILITIES                                                                        558,272

LONG-TERM DEBT - RELATED PARTY, NET OF CURRENT PORTION                                                         600,000
                                                                                                 ----------------------

              TOTAL LIABILITIES                                                                              1,158,272
                                                                                                 ----------------------

STOCKHOLDERS' EQUITY
              Convertible redeemable preferred stock, $100 par value, 150,000
              authorized, 46,500 issued and outstanding                                                      4,650,000
              Common stock, $.000666 par value, 500,000,000
              shares authorized, 172,627,149 shares issued and
              outstanding                                                                                      114,970
              Additional Paid-in Capital                                                                     6,533,215
              Accumulated deficit                                                                           (3,705,019)
                                                                                                 ----------------------
              TOTAL STOCKHOLDERS' EQUITY                                                                     7,593,166
                                                                                                 ----------------------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                                                  $        8,751,438
                                                                                                 ======================

        The accompanying notes are an integral part of these statements.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended December 31,


                                                                                 2003                     2002
                                                                         ----------------------    -------------------
SALES AND OTHER INCOME
Sales                                                                       $                -       $          1,157
Interest                                                                                 1,891                      -
                                                                         ----------------------    -------------------
                                                                                         1,891                  1,157
COSTS AND EXPENSES
Costs applicable to sales                                                                    -                      -
Depreciation, depletion and amortization                                                 1,118                 13,264
General and administrative                                                             387,557                 57,177
Consulting (See Note M)                                                              4,258,235                      -
Research and development                                                                     -                  9,645
                                                                         ----------------------    -------------------

                                                                                     4,646,910                 80,086
                                                                         ----------------------    -------------------

LOSS BEFORE INCOME TAX BENEFIT                                                      (4,645,019)               (78,929)

INCOME TAX BENEFIT                                                                     940,000                      -
                                                                         ----------------------    -------------------

NET LOSS                                                                    $       (3,705,019)      $        (78,929)
                                                                         ======================    ===================

Net loss per common share, basic and diluted                                $           (0.027)      $         (0.003)
                                                                         ======================    ===================


        The accompanying notes are an integral part of these statements.

                      GoldSpring, INC. f/k/a VISATOR, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                             Convertible Redeemable
                                                 Preferred Stock                         Common Stock
                                           150,000 shares authorized              500,000 shares authorized
                                          --------------------------    --------------------------------------------     Common
                                                          Per Value                       Par Value                       Stock
                                            Shares           $100          Shares          $.000666        Stock      Subscriptions
                                            Issued        per share        Issued         per share      Subscribed     Receivable
                                          ----------    ------------    ------------    ------------    ------------    -----------
BALANCE - DECEMBER 31, 2001               $       --    $         --       2,207,450    $      1,472    $         --    $       --
  Eleven for one forward stock split                                      22,074,500          14,702
  Shares issued in exchange for
    consulting services                                                      726,932             484
  Twenty-five to one reverse stock split                                 (24,008,527)        (15,990)
  Shares issued in exchange for
    consulting services                                                   18,500,000          12,321
  Shares issued and reacquired as
    treasury stock                                                        79,500,000          52,947          52,947       (52,947)
  Shares surrendered to treasury and
    retired                                                              (16,500,000)        (10,989)
  Shares issuable for cancellation of
    Stockholder debt                                                       1,198,726             798
  Net loss for the period January 1, 2002
    Through December 31, 2002
                                          ----------    ------------    ------------    ------------    ------------    -----------
BALANCE - DECEMBER 31, 2002               $       --    $         --      83,699,081    $     55,745    $     52,947    $  (52,947)

  Quasi-reorganization
  Retirement of common stock                                             (79,500,000)        (52,947)        (52,947)       52,947
  Common stock issued for acquisitions of
    plant, equipment and mining interests                                 91,523,149          60,954
  Common stock issued for consulting
    services                                                              24,289,000          16,176
  Common stock retired                                                       (11,735)             (8)
  Convertible Redeemable Preferred stock
    issued for mining claim                   46,500       4,650,000
  Issuance of common stock                                                37,000,000          24,642
  Forward stock split                                                     15,627,654          10,408
  Consulting fees incurred
  Net Loss
                                          ----------    ------------    ------------    ------------    ------------    -----------
BALANCE - DECEMBER 31, 2003               $   46,500    $  4,650,000     172,627,149    $    114,970    $         --    $       --
                                          ==========    ============    ============    ============    ============    ===========

                                              Treasury
                                               Stock         Additional    Treasury                       Deferred
                                           Subscriptions      Paid-In       Stock        Accumulated     Consulting
                                              Payable         Capital     (at cost)        Deficit          Fees            Total
                                           ------------    ------------   ---------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2001                $         --    $    317,428   $      --    $   (491,844)   $         --    $  (172,944)
  Eleven for one forward stock split                            (14,702)                                                        --
  Shares issued in exchange for
    consulting services                                          22,794                                     (23,278)            --
  Twenty-five to one reverse stock split                         15,990                                                         --
  Shares issued in exchange for
    consulting services                                      18,672,679                                 (18,685,000)            --
  Shares issued and reacquired as
    treasury stock                               20,000         (52,947)    (20,000)                                            --
  Shares surrendered to treasury and
    retired                                                 (16,654,011)                                 16,665,000             --
  Shares issuable for cancellation of
    Stockholder debt                                            203,196                                                    203,994
  Net loss for the period January 1, 2002
    Through December 31, 2002                                                               (78,929)                       (78,929)
                                           ------------    ------------   ---------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2002                $     20,000    $  2,510,427   $ (20,000)   $   (570,773)   $ (2,043,278)   $   (47,879)
  Quasi-reorganization                                         (570,773)                    570,773                             --
  Retirement of common stock                    (20,000)         52,947      20,000                                             --
  Common stock issued for acquisitions of
    plant, equipment and mining interests                       561,702                                                    622,656
  Common stock issued for consulting
    services                                                  2,103,954                                                  2,120,130
  Common stock retired                                                                                                         (08)
  Convertible Redeemable Preferred stock
    issued for mining claim                                                                                              4,650,000
  Issuance of common stock                                    1,885,366                                                  1,910,008
  Forward stock split                                           (10,408)                                                        --
  Consulting fees incurred                                                                                2,043,278      2,043,278
  Net Loss                                                                               (3,705,019)                    (3,705,019)
                                           ------------    ------------   ---------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 2003                $         --    $  6,533,215   $      --    $ (3,705,019)             --    $ 7,593,166
                                           ============    ============   =========    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ending December 31,

                                                                                            2003                  2002
                                                                                     -------------------     ---------------
Cash Flows from Operating Activities:

Net (Loss)                                                                              $    (3,705,019)        $   (78,929)

Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
Depreciation                                                                                      1,118              13,264
Deferred tax benefit                                                                           (940,000)
Consulting services provided in exchange for common stock                                     4,138,408
(Increase) Decrease in:
Other Current Assets                                                                           (148,291)             25,000
Increase (Decrease) in:
Accounts payable                                                                                108,951              11,924
Accrued expenses                                                                                 50,000
                                                                                     -------------------     ---------------
                                                                                              3,210,186              50,188
                                                                                     -------------------     ---------------

Net Cash Used in Operating Activities                                                          (494,833)            (28,741)
                                                                                     -------------------     ---------------

Investing activities
Reclamation bond deposit                                                                       (145,000)
Acquisitions of plant, equipment and mineral properties                                      (1,906,355)                  -
                                                                                     -------------------     ---------------

Net cash used in investing activities                                                        (2,051,355)                  -
                                                                                     -------------------     ---------------

Financing Activities:
Proceeds from the issuance of common stock                                                    1,910,008                   -
Proceeds from the issuance of note payable to a related party                                 1,000,000                   -
Proceeds from the issuance of notes payable to related parties                                        -              31,629
Security Deposits Forfeited                                                                           -               4,355
                                                                                     -------------------     ---------------

Net Cash Flows Provided by Financing Activities                                               2,910,008              35,984
                                                                                     -------------------     ---------------

Net Increase (Decrease) in Cash                                                                 363,820               7,243

Cash Beginning of Year                                                                              318              (6,925)
                                                                                     -------------------     ---------------

Cash End of Period                                                                      $       364,138         $       318
                                                                                     ===================     ===============


Supplemental disclosures of non-cash investing and financing activities:
-----------------------------------------------------------------------

Issuance of common stock for the acquisitions of Goldspring, LLC and Ecovat, LLC        $     9,000,000         $         -
                                                                                     ===================     ===============

Issuance of preferred stock for the acquisition of the Goldspring mining claims         $     4,650,000         $         -
                                                                                     ===================     ===============

Issuance of common stock for the acquisition of water rights                            $        41,000         $         -
                                                                                     ===================     ===============

Issuance of common stock for the acquisition of Plum Mining, LLC                        $       200,000         $         -
                                                                                     ===================     ===============

Issuance of common stock for an equipment deposit                                       $       100,000         $         -
                                                                                     ===================     ===============



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

The Company: The Company, incorporated in the State of Florida effective October
-----------
19, 1999 (Date of Inception) under the name of Click and Call, Inc. and, established its corporate offices in Miami, Florida.

On June 7, 2000, the Company filed an amendment to the Articles of Incorporation effecting a name change to STARTCALL.COM, INC., and also changed its capital structure as disclosed in Note G to these financial statements.

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

Nature of the Business: The Company formerly planned on operating as an
----------------------
Application Service Provider, or ASP, and offering real-time interaction technology as an outsource service. In December 2002 management entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. The Company subsequently filed a Certificate of Amendment in the State of Florida changing its name to Visator, Inc. Pursuant to the agreement, Antonio Treminio and Sylvio Martini resigned as officers and directors and Anders Nielsen and Jesper Toft were appointed new officers and directors of the Company. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange. Pursuant to this agreement, ARN Invest returned the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. The Company's Management, upon termination of this agreement, determined that it was in the best interest of the shareholders to seek other business opportunities for the Company. This topic is discussed in more detail below. The financial statements are being presented as though the termination took place in 2002.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Concurrent with the aforementioned termination agreement, management entered into a purchase agreement with Ecovery, Inc. ("Seller") to acquire GoldSpring LLC and Ecovat Copper Nevada LLC. These two enterprises made up substantially all of the assets used by Ecovery in conducting its mining business in Nevada. The assets included, but were not limited to, the Seller's accounts receivable, corporate name, trade name, trademarks and logos, mining tenements and any and all mining claims.

On March 20, 2003, pursuant to the Plan of Reorganization by Exchange the Company changed its name to GoldSpring, Inc.

On June 12, 2003, as outlined in the Plan and Agreement of Reorganization by exchange by GoldSpring, Inc., the Company purchased GoldSpring, LLC and Ecovat Copper Nevada, LLC from Ecovery, Inc. for a total of 90,000,000 restricted common shares of the Company, 46,500 newly authorized $100.00 Preferred Convertible, Redeemable shares in full satisfaction of $4,650,000 of production payments due from the operation of the mining claims and $100,000. These two LLC's represented substantially all of the mining assets of Ecovery, Inc. The Plan and Agreement of Reorganization by Exchange agreement was entered into on March 20, 2003, with an effectuation date of March 11, 2003 and all of the requirements and conditions of the closing were satisfied as of June 12, 2003. In accordance with the agreement, the Company in March 2003 cancelled the previously issued 79,500,000 restricted common shares and reissued 90,000,000 restricted common shares to the Ecovery shareholders.

On November 4, 2003, the Company acquired Plum Mining LLC for $1.4 million. The purchase price consisted of a $200,000 cash payment, 594,177 restricted common shares valued at $200,000 and $1,000,000 non interest bearing promissory note due in equal quarterly installments commencing January 2004 through June 2006 (See Note G).

Restatement of Financial Statements


The Company, pursuant to its recent S-1 filing and after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and Ecovery, Inc. (the "Transaction") and accordingly restate the financial statements. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $8.9 million. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this Transaction. The primary factors influencing the accounting treatment change for this Transaction are: (1) the change in control of the Company based on the number of GoldSpring shares issued to the Ecovery shareholders in the transaction; (2) effective the date of the transaction, the sole officer and director of the Company resigned; and (3) the Company, GoldSpring, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of $8.9 million of goodwill and a reduction of Additional Paid - in Capital by the same amount. This change in accounting treatment had no effect on the Company's results of operations.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Principals of Consolidation:
----------------------------

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

Inventories
-----------

In general, costs that are incurred in or benefit the productive process are inventoried. Inventories are carried at the lower of cost or net realizable value. The current portion of inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term.

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

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In-process

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, floatation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from the mine, stockpile or leach pad plus the in-process conversion costs, including applicable depreciation relating to the process facility, incurred to that point in the process.

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

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted SFAS No. 144 in its evaluation of the fair value of certain assets as described in Notes 2 and 3.

Intangible Assets -- The Company accounts for intangible assets in accordance
-----------------
with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

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

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Deferred Stripping Costs
------------------------

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as "deferred stripping" costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company's operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the company were to expense stripping costs as incurred, there may be greater volatility in the Company's period-to-period operations.

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

Stock Issued For Services -- The value of stock issued for services is based on
-------------------------
market value of the Company's common stock at the date of issue or management's estimate of the fair value of the services received, whichever is more reliably measurable.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.

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

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement No. 146, "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


The NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Income Taxes: The Company recognizes deferred tax assets and liabilities based
------------
on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NOTE B - OTHER CURRENT ASSETS

At December 31, 2003, other current assets include the following:


Other Current Assets:

     Prepaid Consulting                                           25,000
     Acquisition Deposit                                          10,000
     Prepaid Rent                                                  7,000
     Other                                                         6,291
                                                         ----------------

                                Total                           $ 48,291
                                                         ================

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002

NOTE C - MINERAL PROPERTIES

                                                                  Accumulated
                                                                  Amortization
                                                                      and
                                              Cost                 Write-downs                  Net
                                      ---------------------   -------------------   ---------------------

MINERAL PROPERTIES:
       Placer Gold Properties                  $ 4,750,000                   $ -             $ 4,750,000
       Big Mike Copper Mine                        119,138                     -                 119,138
       Plum Gold Properties                      1,290,418                     -               1,290,418
       Water rights                                 90,000                     -                  90,000
                                      ---------------------   -------------------   ---------------------

                                               $ 6,249,556                   $ -             $ 6,249,556
                                      =====================   ===================   =====================



                                                                     December 31, 2003

                                      --------------------------------------------------------------------------------
                                         Acquisition Cost        Exploration / Permit Cost               Net
                                      -----------------------    ---------------------------     ---------------------

MINERAL PROPERTIES:
      Placer Gold Properties                     $ 4,750,000                            $ -               $ 4,750,000
      Big Mike Copper Mine                           119,138                              -                   119,138
      Plum Gold Properties                         1,290,418                              -                 1,290,418
      Water rights                                    90,000                              -                    90,000
                                      -----------------------    ---------------------------     ---------------------

                                                 $ 6,249,556                            $ -               $ 6,249,556
                                      =======================    ===========================     =====================

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002


NOTE C - MINERAL PROPERTIES - continued

Placer Gold Properties and Big Mike Copper Mine

In March 2003 the Company, pursuant to a Plan and Agreement of Reorganization, acquired GoldSpring LLC (the Placer Gold Properties) and Ecovat Copper Nevada LLC (the Big Mike Copper Mine). Total consideration paid for the Placer Gold mineral properties and Big Mike Copper Mine was $4,750,000 consisting of 46,500 shares of $100 preferred convertible/redeemable shares plus $100,000 in cash and $119,138 respectively.

The Company will pay a 2% net smelter royalty for gold production at the Placer Gold Properties once the maximum production obligation of $4,650,000 to the shareholder of the Preferred stock has been satisfied.

Plum Gold Properties

The Plum Gold Properties were acquired as part of the acquisition of Plum Mining Company, LLC in November of 2003, for a total of $1,400,000 that consisted of a cash payment of $200,000, 549,177 restricted common shares valued at $200,000 and a promissory note payable for $1,000,000. (See Note G)

Upon commencement of production at the Billie the Kid and Lucerne properties, the Company shall pay a royalty to the lessor totaling the greater of $500 per month or a percentage of the Net Smelter Returns (The percentage varies based on the price of gold - 3% if gold is less than $400 per ounce, 4% if gold is in the $400's per ounce and 5% if gold is $500 or greater per ounce.).


NOTE D - PLANT AND EQUIPMENT

At December 31, plant and equipment consists of the following:


                                                               Accumulated
                                                              Depreciation
                                                                   and
                                             Cost              Write-Downs               Net
                                      ------------------    ------------------    -------------------

Gold Properties                               $ 845,953                   $ -              $ 845,953
Corporate                                         4,500                     -                  4,500
                                      ------------------    ------------------    -------------------

                                              $ 850,453                   $ -              $ 850,453
                                      ==================    ==================    ===================

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002

NOTE E - ACCRUED RECLAMATION AND CLOSURE COSTS

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

NOTE F - NOTE PAYABLE - RELATED PARTY

Non-interest bearing note payable to a shareholder
of the Company; payable in quarterly payments
of $100,000 through June 2006.                              $ 1,000,000

Less current portion                                           (400,000)
                                                   ---------------------
                                                            $   600,000
                                                   =====================

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002

NOTE G - STOCKHOLDERS' EQUITY

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

During December 2002, the Company entered into consulting agreements for investor relations and business advisory services to be rendered. As compensation for these services the Company issued an aggregate of 18,500,000 shares of common stock to these consultants. The Company valued these common shares at the fair market value on the contract date of $18,685,000. Concurrent with the termination agreement previously described in Note A, 16,500,000 of these shares were surrendered to treasury and retired which was recorded as of December 31, 2002 at the issuance cost of $1.01 per share (the fair market value on the issuance date) aggregating $16,665,000 that also was recorded as a reduction to deferred consulting fees and additional paid-in capital. The consulting services were realized during 2003.

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

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002




NOTE G - STOCKHOLDERS' EQUITY - continued

In August 2003, the Company issued 2,000,000 shares of its common stock valued at $.125 per share, with an aggregate price of $250,000. 200,000 shares were issued for geological services and 800,000 shares were issued for deposit on equipment to be purchased and 1,000,000 shares were issued for cash proceeds of $125,000.

In September 2003, the Company issued 36,000,000 shares its common stock at a price of $0.0496 per share, for an aggregate offering of $1,785,008.

Preferred Stock
---------------

In July 2003 the Company issued 46,500 shares of convertible preferred stock valued at $100.00 per share, for an aggregate amount of $4,650,000 in exchange for the Spring Valley and Gold Canyon placer gold claims.

The preferred stock is redeemable at face value ($100) plus a 3% coupon, both to be paid from 20% of the net operating proceeds from production revenues derived from gold, silver, copper and sand and gravel sales from the Spring Valley or Gold Canyon placer gold claims. Redemption shall commence on the earlier of the 6th month anniversary of issuance, provided production has commenced and revenue is available for distribution, or 3 months after the commencement of production and shall be payable quarterly in arrears.

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

Quasi reorganization
--------------------

As of June 30, 2003, the Company had disposed of all of its operating assets and was in the process of settling all of its outstanding liabilities and seeking a merger partner. Accordingly, the Company has changed its business focus. The Board of Directors elected to restate the balance sheet as a "quasi-reorganization". In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in capital. In effect, this gives the balance sheet a "fresh-start". Beginning July 1, 2003 and continuing forward, the Company will be crediting net income and charging net losses to retained earnings.

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002



NOTE G - STOCKHOLDERS' EQUITY - continued

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

NOTE H - STOCK BASED COMPENSATION

The Company will account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. If the compensation expense for the Company's three stock-based plans are determined based upon fair values at the grant dates for awards under these plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share will be reduced to pro forma amounts to be disclosed in the financial statements for the applicable periods.

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



                    December 31, 2003            December 31, 2002
                ---------------------------   ------------------------

                       135,131,484                   4,228,181
                       ===========                   =========

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

NOTE J - INCOME TAXES

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

The components of the income tax benefit for the year ended December 31, 2003 were as follows:



Current                                                      $       -
Deferred:
  Federal                                                      940,000
  State                                                              -
                                                      -----------------
                                                             $ 940,000
                                                      =================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002

                                                                     2003
                                                              -----------------

   Net operating loss carryforward                            $    1,880,000
   Valuation allowance for deferred tax assets.                     (940,000)
                                                              -----------------

         Net deferred tax assets                              $      940,000
                                                              =================
NOTE K - SUBSEQUENT EVENTS

On February 10, 2004, the Company announced a Restricted Private Placement for accredited private investors for a maximum of $500,000 (66 2/3 units). Units of $7,500 consisting of 10,000 shares of the Company's restricted common stock, par value $.000666 and 5,000 warrants exercisable at $1.00 for a one-year period. The Company has the right to redeem the restricted shares from the investors within 120 days of the purchase of the shares at the same price paid by the investor and the investor will retain the warrants. The warrants/converted shares shall have registration rights commencing 180 days after the date of issuance. The restricted shares shall remain restricted for one year if not redeemed. This Offering remained open for 10 business days on a first come basis and closed on February 23, 2004.

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

                      GOLDSPRING, INC. f/k/a VISATOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2003 and 2002




NOTE L - CONSULTING FEES

Consulting Fees provided in Exchange for Common Stock              $ 4,138,408

Other                                                                  119,827
                                                         ----------------------

Total Consulting Expenses                                          $ 4,258,235
                                                         ======================

Prior to the Plan and Agreement of Reorganization by exchange by GoldSpring, Inc., the Company had entered into various contractual arrangements whereby the Company would issue common stock as consideration for investor relations, business advisory and related consulting services. A total of 26,726,932 common shares valued at $4,123,278 were issued for consulting services during the period February 2002 through March 11, 2003 (See Note G for further details). The entire amount was recorded as an expense in 2003.

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

ITEM 9 - DIRECTORS, EXECUTIVES

OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Directors and Executive Officers

                                                              1st Year
Name                         Age     Position               With Company
----                         ---     --------               ------------
John Francis Cook            64      President,                 2003
Robert Thomas Faber, CPA     44      Secretary, CFO             2003
Leslie Lawrence Cahan        78      Director                   2003
Tony E. Applebaum, EA        38      Director, Audit            2004
                                     Committee Chairman
Purnendu K. Rana Medhi       67      Director, Audit            2004
                                     Committee Member

Stephen Bruce Parent         59      Chief Executive Officer    2004

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of June, 2004.

                                                   GoldSpring, Inc.

                                                   By: /s/ Robert Faber
                                                   ------------------------
                                                   Robert Faber
                                                   Chief Financial Officer
                                                   and Secretary


Name                              Title                          Date
----                              -----                          ----

/s/ Steve Parent                  Chief Executive Officer        June 23, 2004
------------------------
    Steve Parent

/s/ John Cook                     President and Director         June 23, 2004
------------------------
    John Cook

/s/ Robert Faber                  Chief Financial Officer        June 23, 2004
------------------------          and Secretary
    Robert Faber

/s/ Leslie Cahan                  Director                       June 23, 2004
------------------------
    Leslie Cahan

/s/ Pernendu K. Rana Medhi        Director                       June 23, 2004
------------------------
   Pernendu K. Rana Medhi

/s/ Tony Applebaum                Director                       June 23, 2004
------------------------
    Tony Applebaum