Form 10QSB/A
period 2004-03-31
GOLDSPRING
filed 2004-06-24
CIK 1120970

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

THIS FORM 10-QSB IS BEING AMENDED BASED ON GOLDSPRING'S DECISION TO CHANGE THE ACCOUNTING TREATMENT OF THE ORIGINAL TRANSACTION BETWEEN GOLDSPRING, INC. AND ECOVERY'S GOLDSPRING, LLC AND ECOVAT COPPER NEVADA, LLC FROM A BUSINESS COMBINATION TO A REVERSE MERGER. SEE ITEM 2 FOR A DETAILED EXPLANATION AND ITEM 1 FOR REVISED FINANCIAL STATEMENTS.


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

             Statement of Changes in Stockholders' Equity              F-5

             Consolidated Statement of Cash Flows                      F-6

             Notes to Financial Statements                           F-7-8

ITEM 2       Management's Discussion and
             Analysis or Plan of Operations

ITEM 3       Controls and Procedures

PART II      Other Information - Items 1-6

Signatures

                                GOLDSPRING, INC.

                           CONSOLIDATED BALANCE SHEET

                              As of March 31, 2004

                                     ASSETS


CURRENT ASSETS:
       Cash and cash equivalents                                                              $ 8,011,819
       Other current assets                                                                   $    78,374
       Investment (Gold)                                                                      $   504,000
       Inventory -                                                                            $   869,920
       Deferred tax benefit                                                                   $ 1,420,000
                                                                                              -----------

          TOTAL CURRENT ASSETS                                                                 10,884,113
                                                                                              -----------

PLANT, EQUIPMENT AND MINERAL PROPERITES, NET
       Mineral  Properties                                                                    $ 5,984,837
       Plant and equipment                                                                    $ 1,486,284
                                                                                              -----------

          TOTAL PROPERTY AND EQUIPMENT                                                          7,471,121
                                                                                              -----------

OTHER ASSETS:
       Reclamation deposit                                                                    $   145,000
       Equipment purchase deposit                                                             $   100,000

                                                                                              -----------
          TOTAL ASSETS                                                                        $18,600,234
                                                                                              ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                                                       $   346,496
       Accrued Expenses                                                                       $   302,718
       Current portion of long-term debt - related party                                      $   400,000
                                                                                              -----------

          TOTAL CURRENT LIABILITIES                                                             1,049,214

LONG-TERM DEBT - RELATED PARTY, NET OF CURRENT PORTION                                        $   500,000
                                                                                              -----------

          TOTAL LIABILITIES                                                                     1,549,214
                                                                                              -----------

STOCKHOLDERS' EQUITY
       Convertible redeemable preferred stock, $100 par
       value, 150,000 authorized, 46,500 issued and
       outstanding                                                                            $ 4,650,000
       Common stock, $.000666 par value, 500,000,000
       shares authorized, 194,992,911 shares issued and outstanding                           $   129,777
       Additional Paid-in Capital                                                             $15,930,019
       Accumulated deficit - Prior Years                                                      $(3,705,019)
       Accumulated Earnings  - Current Year                                                   $    45,870
          TOTAL STOCKHOLDERS' EQUITY                                                          $17,051,020
                                                                                              -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                                $18,600,234
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

                                GOLDSPRING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the month period ended March 31,


                                                                                             2004                2003
                                                                                       ------------------    --------------
Cash Flows from Operating Activities:

Net Income                                                                                  $     45,870           $     -

Adjustments to Reconcile Net Income to Net Cash
   Used in Operating Activities:
Consulting services provided in exchange for common stock - Increase:                                  -
(Increase) Decrease in:                                                                           42,000
Other Current Assets - (Increase)                                                             (1,830,003)                -
Accounts payable - Increase:                                                                     237,548                 -
Accrued expenses - Increase:                                                                     253,396
                                                                                       ------------------    --------------
                                                                                              (1,297,059)                -
                                                                                       ------------------    --------------

Net Cash Used in Operating Activities                                                         (1,251,188)                -
                                                                                       ------------------    --------------

Investing activities
Acquisitions of plant, equipment and mineral properties                                         (533,631)                -
                                                                                       ------------------    --------------

Net cash used in investing activities                                                           (533,631)                -
                                                                                       ------------------    --------------
Financing Activities:
Net Proceeds from the issuance of common stock (After Fees & Related Expenses)                 9,532,500                 -
Principal payment on note payable                                                               (100,000)                -
                                                                                       ------------------    --------------

Net Cash Flows Provided by Financing Activities                                                9,432,500                 -
                                                                                       ------------------    --------------

Net Increase in Cash                                                                           7,647,681                 -

Cash Beginning of Year                                                                           364,138               318
                                                                                       ------------------    --------------

Cash End of Period                                                                          $  8,011,819           $   318
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

Restatement of Financial Statements
-----------------------------------

The Company, pursuant to its recent S-1 filing and after careful consideration and review, has elected to change the accounting treatment of the transaction between the Company and Ecovery, Inc. (the "Transaction") and accordingly restate its financial statements Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $8.9 million. After further investigation and consideration, the Company has concluded that the accounting treatment of this Transaction as a reverse merger more accurately reflects the nature of this Transaction. The primary factors influencing the accounting treatment change for this Transaction are: (1) the change in control of the Company based on the number of Goldspring shares issued to the Ecovery shareholders in the transaction; (2) effective the date of the transaction, the sole officer and director of the Company resigned; and (3) the Company, GoldSpring, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of $8.9 million of goodwill and a reduction of Additional Paid - in Capital by the same amount. This change in accounting treatment had no effect on the Company's results of operations.

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

In March 2004, the Company raised a total of $10 million in a private placement to institutional and accredited investors through the issuance of 21,739,130 shares of unregistered common stock. The investors also received Series A warrants to purchase 50% additional shares of common stock, at an exercise price of $0.86 per share and Series B warrants, providing investors the opportunity to invest an additional $5 million at an exercise price of $.46 per share. The Series A warrants are exercisable for four years, and the Series B warrants are exercisable for one hundred and eighty (180) business days after the Effective Date of the S-1 registration statement.


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


Accounting Treatment Change:

After careful review and consideration, and pursuant to the Company's recent S-1 filing, the Company has elected to treat the original transaction between GoldSpring, Inc. and Ecovery, Inc. as a reverse merger and not as a business combination. The purpose for this filing is to restate the financial statements to reflect the accounting treatment change for recording this transaction.

At the time of the transaction, the Company adopted the business combination accounting treatment to record this transaction, whereby the market value of the common stock exchanged for the assets plus the book value of the assets acquired were used to determine the valuation of the transaction. Employing this accounting treatment, the Company recorded approximately $8.9 million of goodwill, an intangible asset. After considering such factors as: (1) the change in control of the Company based on the number of Goldspring shares issued to the Ecovery shareholders in the transaction; (2) effective the date of the transaction, the sole officer and director of the Company resigned; and (3) the Company, GoldSpring, Inc., had no operations prior to the Transaction, the Company concluded that the reverse merger accounting treatment more appropriately reflected the nature of this transaction. Under the reverse merger accounting treatment, historical asset values (book value of the assets) are utilized to determine the valuation of the transaction. Accordingly, no goodwill is generated with this transaction.

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

FIRST QUARTER OPERATING RESULTS:


In the first quarter of 2004, the Company raised $10 million from U.S. accredited institutions through a PIPE (Private Investment Public Equity) transaction as well as $332,500 through an equity private placement, offered to enable existing shareholders to participate in the new round of financing. The $10.3 million in financing is being deployed to accelerate the ramp up of production of existing reserves, to acquire and bring into production projects that have executed Letters of Intent, to pursue additional acquisitions, for targeted exploration and for working capital. This capital creates a solid platform for the Company to execute its business strategy and provides the foundation for accretive growth for shareholders.


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

PLACER PROJECTS REPORTED RESERVES
---------------------------------

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

25 Million pounds of Copper already mined and above ground

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

Item 3.   Defaults Upon Senior Securities.    Not Applicable

Item 4.   Submission of Matters to a
          Vote of Security Holders.           None

Item 5.   Other Information.                  None

Item 6.   Exhibits and Reports of Form 8-K.   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on June 23, 2004.


                                          GOLDSPRING, INC.


Date:  June 23, 2004                       By:  /s/ Robert T. Faber
                                           --------------------------------
                                           Robert T. Faber
                                           Chief Financial Officer
                                           and Secretary