Form 10QSB
period 2004-06-30
GOLDSPRING INC
filed 2004-08-16
CIK 1120970

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-32429

                                GOLDSPRING, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                             7389                       65-0955118
(State or other jurisdiction of     (Primary Standard Industrial        (I.R.S. Employer
 incorporation or organization)     Classification Code Number)          Identification No.)



                        8585 E. Hartford Drive, Suite 400
                            Scottsdale, Arizona 85255
                                 (480) 505-4040
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


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

                      192,859,611 shares of Common Stock,
                      $0.000666 Par Value, as of August 10, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                                                          GOLDSPRING, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the three month period ended June 30,



                                                                         2004                                   2003
                                                                     (Unaudited)                            (Unaudited)
                                                              ----------------------------          --------------------------

REVENUE, NET                                                        $             -                       $                -

COSTS AND EXPENSES
 General and administrative                                                 367,144                                        -
 Consulting & Professional Services                                          15,096                                        -
                                                              ----------------------------          --------------------------


                                Total Costs & Expenses                      382,240                                        -
                                                              ----------------------------          --------------------------

OTHER INCOME (EXPENSE)
  Gain on derivative instruments, net                                       395,150
  Unrealized Loss:  Investment                                              (42,180)

  Interest Income                                                            12,178                                        -
                                                              ----------------------------          --------------------------


                                Total Other Income / (Expense)              365,148                                        -


LOSS BEFORE INCOME TAX BENEFIT                                              (17,092)                                       -


INCOME TAX BENEFIT                                                                -                                        -
                                                              ----------------------------          --------------------------

NET LOSS                                                                    (17,092)                                       -
                                                              ============================          ==========================

Net loss per common share, basic and diluted                                 ($0.00)                      $             0.00
                                                              ============================          ==========================

Basic weighted common shares outstanding                                184,291,427                              100,597,079
                                                              -----------------------------         --------------------------

Diluted weighted common shares outstanding                              196,511,347                              100,597,079
                                                              -----------------------------         --------------------------


                              The accompanying notes are an integral part of these financial statements


                                                                     2


                                               GOLDSPRING, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Six month period ended June 30,

                                                                             2004                                  2003
                                                                         (Unaudited)                           (Unaudited)
                                                              -----------------------------         -----------------------------

REVENUE, NET                                                        $             -                       $                -

COSTS AND EXPENSES
  General and administrative                                                670,682                                        -
  Consulting & Professional Services                                        146,146                                        -
                                                              -----------------------------         -----------------------------

                           Total Costs & Expenses                           816,828                                        -
                                                              -----------------------------         -----------------------------

OTHER INCOME (EXPENSE)
  Gain on derivative instruments, net                                       395,150
  Unrealized Loss:  Investment                                              (42,180)
  Interest Income                                                            12,636                                        -
                                                              -----------------------------         -----------------------------

                           Total Other Income / (Expense)                   365,606                                        -

LOSS BEFORE INCOME TAX BENEFIT                                             (451,222)                                       -

INCOME TAX BENEFIT                                                         (480,000)                                       -
                                                              -----------------------------         -----------------------------

NET INCOME                                                                   28,778                                        -
                                                              =============================         =============================

Net loss per common share, basic and diluted                        $          0.00                       $             0.00
                                                              =============================         =============================

Basic weighted average common shares outstanding                        184,291,427                              115,471,489
                                                              -----------------------------         -----------------------------

Diluted weighted average common shares outstanding                      196,355,461                              115,471,489
                                                              -----------------------------         -----------------------------




                               The accompanying notes are an integral part of these financial statements

                                                                     3


                                          GOLDSPRING, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                      June 30,                 December 31,
                                                                        2004                      2003
                                                                     (Unaudited)                (Audited)
                                                                  ------------------        -----------------
CURRENT ASSETS:

    Cash and cash equivalents                                        $ 5,610,321               $   364,138

    Investment, net                                                      974,520                        --

    Inventory                                                            106,689                    54,000

    Prepaid and other current assets                                     138,619                    48,291

    Deferred tax benefit                                               1,420,000                   940,000
                                                                     -----------               -----------


      TOTAL CURRENT ASSETS                                             8,250,149                 1,406,429
                                                                     -----------               -----------

MINERAL PROPERITES, PLANT AND EQUIPMENT, NET

    Mineral Properties                                                 5,894,837                 6,249,556

    Plant and equipment                                                2,457,545                   850,453
                                                                     -----------               -----------


      TOTAL MINERAL PROPERITES, PLANT AND EQUIPMENT, NET               8,352,382                 7,100,009
                                                                     -----------               -----------

OTHER ASSETS:

    Reclamation deposit                                                  145,000                   145,000

    Equipment purchase deposit                                           100,000                   100,000

    Deferred Mining Costs, Net                                         1,593,281                        --
                                                                     -----------               -----------


      TOTAL OTHER ASSETS                                               1,838,281                   245,000


        TOTAL ASSETS                                                 $18,440,812               $ 8,751,438
        ------------                                                 ===========               ===========



                       The accompanying notes are an integral part of these financial statements

                                                             4


                                                     GOLDSPRING, INC.
                                               CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             June 30,                  December 31,
                                                                               2004                       2003
                                                                           (Unaudited)                  (Audited)
                                                                        ------------------          -------------------
CURRENT LIABILITIES:
          Accounts Payable                                                $     545,659                $     108,950

          Accrued Expenses                                                      336,226                       49,322

          Current portion of long-term debt - related party                     400,000                      400,000
                                                                          -------------                -------------


            TOTAL CURRENT LIABILITIES                                         1,281,885                      558,272


LONG-TERM DEBT - RELATED PARTY, NET OF CURRENT PORTION                          400,000                      600,000
                                                                          -------------                -------------


            TOTAL LIABILITIES                                                 1,681,885                    1,158,272
                                                                          -------------                -------------

STOCKHOLDERS' EQUITY
          Convertible redeemable preferred stock, $100 par
          value, 150,000 authorized, 46,500 issued and
          outstanding                                                         4,650,000                    4,650,000
          Common stock, $.000666 par value, 500,000,000
          shares authorized, 192,859,611 and 172,627,149
          shares issued and outstanding, respectively                           128,444                      114,970

          Treasury Stock                                                        (75,000)                          --

          Additional Paid-in Capital                                         15,731,724                    6,533,215

          Accumulated Results - Current Year                                 (3,676,241)                  (3,705,019)
                                                                          -------------                -------------


            TOTAL STOCKHOLDERS' EQUITY                                       16,758,927                    7,593,166
              TOTAL LIABILITIES AND

                STOCKHOLDERS' EQUITY                                      $  18,440,812                $   8,751,438
                                                                          =============                =============


                            The accompanying notes are an integral part of these financial statements

                                                                 5



                                                    GOLDSPRING, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the six month period ended June 30,

                                                                                             2004                      2003
                                                                                          (Unaudited)               (Unaudited)
                                                                                       ------------------        ------------------
Cash Flows from Operating Activities:
Net Income                                                                               $       28,778            $           --
                                                                                       ------------------        ------------------

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:


          Deferred tax benefit                                                                 (480,000)


          Consulting services provided in exchange for common stock                              42,000


          Unrealized Loss on Investment                                                          42,180


          Inventory                                                                             (52,689)

          Prepaid and other Current Assets                                                      (90,328)                        --

          Deferred Mining Costs                                                              (1,593,281)


          Accounts payable                                                                      436,709                         --

          Accrued expenses                                                                      286,904
                                                                                       ------------------        ------------------
                                                                                             (1,408,505)                        --
                                                                                       ------------------        ------------------

                                        Net Cash Used in Operating Activities                (1,379,727)                        --
                                                                                       ------------------        ------------------
Investing Activities:

          Investment                                                                         (1,016,700)

          Acquisitions of plant, equipment and mineral properties                            (1,252,373)                        --
                                                                                       ------------------        ------------------


                                        Net cash used in investing activities                (2,269,073)                        --
                                                                                       ------------------        ------------------
Financing Activities:

          Net Proceeds from the issuance of common stock                                      9,319,983                         --

          Principal Payment Note Payable, Related Party                                        (200,000)                        --

          Purchase and Cancellation of Company's Common Stock                                  (150,000)                        --

          Purchase of Company's Common Stock, recoded to Treasury                               (75,000)                        --
                                                                                       ------------------        ------------------


                              Net Cash Flows Provided by Financing Activities                 8,894,983                         --
                                                                                       ------------------        ------------------


Net Increase (Decrease) in Cash                                                               5,246,183                         --


Cash Beginning of Year                                                                          364,138                        318
                                                                                       ------------------        ------------------



Cash End of Period                                                                       $    5,610,321            $           318
                                                                                       ==================        ==================



                              The accompanying notes are an integral part of these financial statements



                                GOLDSPRING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Preparation of Financial Statements

The following interim Consolidated Financial Statements of Goldspring, Inc. and its subsidiaries (collectively, "Goldspring" or the "Company") are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Goldspring, Inc. included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management's estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of -production depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pads inventories; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Restatement of Financial Statements

The Company after careful consideration and review elected to change the accounting treatment of the transaction between the Company and Ecovery, Inc. (the "Transaction") and accordingly restated the financial statements for the year ended December 2003 and the first quarter 2004. Originally, the Transaction was accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $8.9 million. After further investigation and consideration, the Company concluded that treatment of this Transaction as a reverse merger more accurately reflects the nature of this Transaction. The primary factors influencing the accounting treatment change for this Transaction were: (1) the change in control of the Company based on the number of GoldSpring shares issued to the Ecovery shareholders in the transaction; (2) effective the date of the transaction, the sole officer and director of the Company resigned; and (3) the Company, GoldSpring, Inc. had no operations prior to the Transaction. The accounting impact of treating this Transaction as a reverse merger instead of a business combination is an elimination of $8.9 million of goodwill and a reduction of Additional Paid - in Capital by the same amount. This change in accounting treatment had no effect on the Company's results of operations.

Note B - Revenue Recognition

GoldSpring recognizes revenue from a sale when the sales price is determinable, the product has been delivered, the title has been transferred to the customer and the collection of the sales price is reasonably assured. Revenues from silver and other by-product sales are credited to Costs Applicable to Sales as a by-product credit.

Note C -Deferred Stripping Costs

In general, mining costs are charged to Costs Applicable to Sales as incurred. However, at open pit mines, like Billie the Kid, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a unit of production (UOP) basis over the life of the mine. These mining costs, which are commonly referred to as "deferred stripping" costs, are incurred in mining activities that are normally associated with the removal of waste rock and waste material. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratio; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company's period-to-period results of operations.

At the Company's Billie the Kid mining operations, deferred stripping costs will be charged to Costs Applicable to Sales as gold is produced and sold using the Units of Production method based on estimated recoverable ounces of proven and probable gold reserves and the estimated total cost to remove waste. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheet (Deferred Stripping Costs). A liability, however, will arise if the actual stripping ratio costs incurred to date are less than the expected waste-to-ore ratio over the life of the mine.

Note D - Stockholders' Equity

In February 2004, the Company raised $332,500 under a Restricted Private Placement for accredited private investors. The private placement consisted of 44 1/3 Units, each Unit represented 10,000 shares of restricted common stock and 5,000 warrants exercisable at $1.00 per share. The warrants expire on February 23, 2005 (one year from the closing date of the private placement).

In March 2004, the Company raised a total of $10 million in a private placement to institutional and accredited investors through the issuance of 21,739,130 shares of unregistered common stock. The investors also received warrants to purchase 50% additional shares of common stock, at an exercise price of $0.86 per share and Green Shoe warrants, providing investors the opportunity to invest an additional $5 million at an exercise price of $.46 per share. The warrants are exercisable for four years, and the Green Shoe warrants are exercisable for one hundred and eighty (180) days after the Effective Date of the S-1 registration statement.

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

Shares Issued in Consideration of Consulting Services

On January 12, 2004, the Company issued a total of 50,000 shares to Purnendu K. Rana Medhi, a Board Member, pursuant to a consulting services agreement. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. These issuance of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by the Company did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Medhi had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing legends stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

During the second quarter 2004, 4,370,896 restricted common shares became unrestricted and qualified for sale in a brokered transaction pursuant to Rule 144 of the Securities Act of 1933. During 2004, a total of 4,923,396 restricted common shares became unrestricted and qualified for sale in a brokered transaction by unaffiliated and minority shareholders of the Company.


Common Shares Outstanding

                                       Unrestricted      Restricted           Total
                                       ------------      ----------           -----

Common Shares Outstanding               34,301,418       158,558,193       192,859,611
at June 30, 2004

Subsequent Events

On a limited basis, the Company enters into spot deferred contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with fluctuating precious metal prices. Although there were no spot deferred contracts open at June 30, 2004, the Company in July 2004, entered into spot deferred contracts. Some of these spot deferred contracts were closed realizing a gain of $116,500. Currently the Company has outstanding spot deferred contracts for 250,000 ounces of silver at an average price of $6.19. The Company has up to two years to deliver the silver against these contracts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of GoldSpring, Inc. and its subsidiaries (collectively "GoldSpring" or the "Company"). This discussion addresses matters we consider important for an understanding of our financial condition and the results of operations as of and for the three months ended June 30, 2004, as well as our future results.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-QSB contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in future tense, identify forward-looking statements.

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events. They are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, you should draw no inference that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a mining company focused on the production of gold, other precious metals, iron ore and other minerals. We currently have operations in the United States and own mineral rights in Canada. We are actively seeking to acquire and operate precious metals, copper and other mineral properties in the United States, Canada and Mexico. Our business model is to acquire mining projects with proven reserves, advanced permits and exploration potential that can be put into near-term operation and production.

We were formed through a "reverse merger" whereby in March 2003 GoldSpring, Inc. acquired GoldSpring LLC and Ecovat Copper Nevada LLC from Ecovery, Inc., a private corporation. These two LLC's represented substantially all of Ecovery's mining activities. Specifically these mining assets included the Gold Canyon and Spring Valley gold placer projects in Lyon County, Nevada plus the "Big Mike" Copper Ore Project, located about two hours east of Reno in Winnemucca, Nevada.

On November 1, 2003, we acquired The Plum Mining Company LLC, or Plum. The Plum property consists of two gold and silver projects: The Billie the Kid Project, consisting of the Billie the Kid, Lucerne and the Hartford Pits, and The Como Project. Plum's property interests include 28 unpatented mining claims; mineral exploration and mining leases for 12 patented and 13 unpatented mining claims; title to 40 acres of private land with improvements, consisting of a 2,700 square-foot office building, two laboratory trailers, and an enclosed maintenance facility; earth-moving equipment, dump trucks, and other processing equipment, including a Merrill Crowe solution extraction plant and a primary ore crusher; and what we believe is the only cyanide heap leach permit in the Comstock Lode. On November 18, 2003, we commenced work on the Plum property and we are currently in production.

Second Quarter Operating Results


                             For the three month period ended June 30,

                                                                    2004                         2003
                                                                 (Unaudited)                  (Unaudited)
                                                          -------------------------     -----------------------
REVENUE, NET                                                    $           --                $           --

COSTS AND EXPENSES

 General and administrative                                            367,144                            --

 Consulting & Professional Services                                     15,096                            --
                                                                --------------                --------------


                        Total Costs & Expenses                         382,240                            --
                                                                --------------                --------------

OTHER INCOME (EXPENSE)
  Gain on derivative instruments, net                                  395,150
  Unrealized Loss:  Investment                                         (42,180)

  Interest Income                                                       12,178                            --
                                                                --------------                --------------


                        Total Other Income / (Expense)                 365,148                            --


LOSS BEFORE INCOME TAX BENEFIT                                         (17,092)                           --
                                                                ==============                ==============


INCOME TAX BENEFIT                                                          --                            --
                                                                --------------                --------------


NET LOSS                                                               (17,092)                           --
                                                                ==============                ==============


Although we had gold deliveries in the second quarter 2004 we had no revenues from operations during the three-month periods ended June 30, 2004 and June 30, 2003. Since the completion of the reverse merger in June 2003, we have focused on acquisition opportunities and bringing the Billie the Kid / Lucerne Project into production. In June 2004, we delivered our first shipment of precious metals, consisting of 372 ounces of gold and 1,720 ounces of silver, to the refinery. As of July 16, 2004, we had shipped approximately 760 ounces of gold and 3,500 ounces of silver to the refinery.

On a limited basis, the Company enters into spot deferred contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with fluctuating precious metal prices. During the second quarter the Company realized profits of $395,150 through the purchase and sale of these deferred spot contacts. GoldSpring did not have any deferred spot contracts outstanding at June 30, 2004.

The Company, as margin for these spot deferred transactions, purchased and provided 2,400 ounces of gold. In July 2004, the Company sold 3,000 ounces of gold, these 2,400 ounces of gold plus 600 ounces of gold production from Billie the Kid, for $1,218,150 or $406.05 per ounce. The sale of the 2,400 ounces of gold held for investment produced a loss of $48,150, which was accrued in the second quarter 2004.

First half of 2004 Results


                                         For the Six month period ended June 30,

                                                                    2004                                2003
                                                                (Unaudited)                          (Unaudited)
                                                      ---------------------------------     ------------------------------

REVENUE, NET                                           $                 -                    $                    -

COSTS AND EXPENSES
 General and administrative                                        670,682                                         -
 Consulting & Professional Services                                146,146                                         -
                                                      ---------------------------------     ------------------------------

              Total Costs & Expenses                               816,828                                         -
                                                      ---------------------------------     ------------------------------

OTHER INCOME (EXPENSE)
  Gain on derivative instruments, net                              395,150
  Unrealized Loss:  Investment                                     (42,180)
  Interest Income                                                   12,636                                         -
                                                      ---------------------------------     ------------------------------

              Total Other Income / (Expense)                       365,606                                         -

LOSS BEFORE INCOME TAX BENEFIT                                    (451,222)                                        -

INCOME TAX BENEFIT                                                (480,000)                                        -
                                                      ---------------------------------     ------------------------------

NET INCOME                                                          28,778                                         -
                                                      =================================     ==============================


We had no revenues for the six month periods ended June 30, 2004 and June 30, 2003. Since the completion of the reverse merger in June 2003, we have focused on acquisition opportunities and bringing the Billie the Kid / Lucerne Project into production. In June 2004, we delivered our first shipment of precious metals, consisting of 372 ounces of gold and 1,720 ounces of silver, to the refinery. As of July 16, 2004, we had shipped approximately 760 ounces of gold and 3,500 ounces of silver to the refinery.

On a limited basis, the Company enters into spot deferred contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with fluctuating precious metal prices. During the second quarter the Company realized profits of $395,150 through the purchase and sale of these deferred spot contacts. GoldSpring did not have any deferred spot contracts outstanding at June 30, 2004.

The Company, as margin for these spot deferred transactions, purchased and provided 2,400 ounces of gold. In July 2004, the Company sold 3,000 ounces of gold, these 2,400 ounces of gold plus 600 ounces of gold production from Billie the Kid, for $1,218,150 or $406.05 per ounce. The sale of the 2,400 ounces of gold held for investment produced a loss of $48,150, which was accrued in the second quarter 2004.

Plan of Operations

The Billie the Kid Project:

Since the acquisition of Plum in November 2003, we have focused on bringing the Billie the Kid / Lucerne Project into production. Our first shipment of gold and silver was delivered to the refinery in late June 2004. As of July 16, 2004, we had shipped approximately 760 ounces of gold and 3,500 ounces of silver. Gold and silver shipments to the refinery are scheduled to occur on a weekly basis.

During the second quarter of 2004, we made a transition from using an EMEW direct electro winning gold and silver recovery plant to a Merrill Crowe plant. This transition increased the capacity of our recovery plant from 100 gallons per minute to 400 gallons per minute. We are in the process of modifying our air quality permit to increase the permitted capacity and operating hours of the crusher at the Plum Mining facility. We believe we will be successful in modifying the permit to allow for the crushing of 400 tons per hour, 24 hours per day, and seven days per week. This increased efficiency would allow us to increase the rate at which ore is loaded on to the leach pad from approximately 3,000 tons per day to approximately 4,000 tons per day. Pursuant to the existing permit, the crusher is operating at a rate of 225 tons per hour and its operation is limited to 9.5 hours per day, five days per week. Approximately 70,000 tons of ore was on the pad and under leach as of June 30, 2004. An additional 50,000 tons was stockpiled and ready for agglomeration and leaching. We expect most of the revenue related to the 70,000 tons of ore will be recognized in the third quarter of 2004. Approximately 13,000 tons of ore has been loaded on to the leach pad since June 30, 2004.

As of June 30, 2004, we have deployed approximately $3,500,000 of cash at the Plum Mining facility in infrastructure development and mining activities. The breakdown of the investment is as follows: $150,000 for additional reclamation bond requirements; $2,000,000 in construction and development of the operations infrastructure, including a fully constructed, inspected and lined heap leach pad and pond facility and a recovery system for the gold and silver; and $1,400,000 for mining, hauling, screening and agglomeration,.


Mining during the first six months of 2004 by Plum Mining Co. LLC has resulted in depletion of roughly 103,000 tons from the original mine reserve. These mined reserves are presently distributed as follows.

                 Ore Under Leach                  54,602 tons
                 Ore stock piled                  26,000 tons
                 Low grade used for Overliner     22,037 tons

Sampling of the ore placed on the pad and under leach shows an actual average grade of 0.042 opt Au, and 0.605 opt Ag. In line with operating records of the Lucerne Pit by the South Comstock Joint Venture, the Reverse Circulation drilling results appear to have slightly understated the average projected grade, which for this ore, was .040 opt Au, and 0.29 opt Ag.

Reserve / Resource Area                    Tons          Contained Au      Contained Ag        Avg. Au          Avg Ag opt
-----------------------                    ----          ------------      ------------        -------          ----------
Lucerne 04 Model                          437,351            26,248           366,763            0.0600             0.839
Billie the Kid 03 Model                   426,400            27,100           145,200            0.0636             0.341
Ore mined to 5-31-04                     -102,639            -4,123           -29,848            0.0402             0.291
                       Subtotal           761,112            49,225           482,115            0.0647             0.633

Resources within SR 341                   587,649            24,627           359,737            0.0419             0.612
"footprint"

Total Reserves + Resources              1,348,761            73,852           841,852            0.0548             0.624

The reserves in the Lucerne Pit are based on assumed successful completion of active negotiations for acquisition of the adjacent Justice Patented mining claims. If these negotiations are not successful, the reserve for the Lucerne Pit would be reduced by 91,508 tons, of ore and 379,000 tons of waste. This would result in a slight improvement in the waste to ore ratio from 3.1:1 to 2.8:1. The mine modeled ore grade would remain nearly identical, at 0.060 opt Au and 0.94 opt Ag, as compared with 0.060 opt Au and 0.84 opt Ag for the model which includes the Justice mining claims.

Expansion of the heap leach pads commenced late in the second quarter of 2004. Two additional heap leach pads have now been completed. Total pad capacity under our existing permits is 340,000 tons. We are in the process of modifying our water pollution control permit to increase the permitted capacity of the leach pads. We believe we will be successful in modifying the permit to allow a capacity of 2.5 million tons on the three completed heap leach pads. The Company's current operating plans call for the construction of heap leach pads #4 and #5 at the Plum Mining location, increasing total capacity to approximately 5 million tons for the five pads. We are currently in discussions to acquire mining projects in the area around the Billie the Kid project to fully leverage our Plum processing facility. The leach pad expansion project should accommodate the processing of ore from the contemplated mining acquisitions in the Comstock Lode region.

GoldSpring Placer Mining Operations

The GoldSpring Placer Claims are located on 850 acres at the south end of the Comstock, about 7.8 miles east of Carson City, Nevada and three miles south of Plum. These properties contain virgin sand and gravels (not tailings) that have been explored for gold but have not been mined. Exploration work completed on these claim groups has been carried out under the supervision of experienced mining consultants familiar with the gold mineralization of the Carson City area.

We have recently staked four additional placer claims, bringing the total number of unpatented placer claims in this project to 25. We are in the process of obtaining governmental permits and acquiring additional water rights and sources of water that are required for the development of this placer project. Our water rights requirements have increased due to increased activity, and further planned activity, at the Plum Mining facility, which is located three miles from the placer project.

The "Big Mike" Copper Project

The Big Mike Copper Ore Project is located approximately 32 miles south of Winnemuca in Pershing County, Nevada. The project covers a total of 310 acres and consists of 17 unpatented lode mining claims and one placer mining claim. We are currently in the process of obtaining the necessary governmental permits and water rights to develop the Big Mike project. Big Mike is an oxide copper recovery project with the copper oxides remaining from a previous copper sulphide operation. The property includes an open pit, copper ore in a stockpile, copper ore in an old leach pile and waste dumps. We believe the property has exploration potential for further copper oxides and copper sulphides.

Mineral Interest Acquired Alberta, Canada

In May 2004, we were granted mineral permits for all non energy minerals on nearly 800 square miles of Alberta, Canada mining property. We have assembled a team in Calgary to review the existing data and conduct a pre-feasibility study on the project. The initial study will focus on the feasibility of developing a direct iron ore reduction facility. In addition to conducting the pre-feasibility study of the iron project, the Calgary team is evaluating coal, oil and gas acquisition opportunities within and adjacent to the permitted area. The acquisition of sufficient coal, oil and gas reserves could fuel a potential co-generation power facility that would be designed to serve the iron reduction facility.

Acquisition Activities

We intend to increase In-Ground gold reserves in 2004 through acquisitions and exploration of existing properties. We believe that exploration opportunities exist on all of our properties. In order to leverage our Plum heap leach operation, we are actively pursuing the acquisition of additional mining projects in the Comstock Lode region of Nevada. We are also evaluating opportunities to acquire precious metals, copper and other mineral projects in other areas of Nevada, Arizona, Canada and Mexico.

Financing Activities

In February 2004, we completed a private placement to accredited private investors for $332,500 (44 1/3 units). Units of $7,500 consisted of 10,000 shares of restricted common stock, par value $.000666, and warrants to purchase 5,000 shares of common stock exercisable at $1.00 for a one-year period. The warrants/converted shares have registration rights commencing 180 days after the date of issuance. The restricted shares will remain restricted for one year. This offering was closed on February 23, 2004.

In March 2004, we closed a $10 million Private Investment in a Public Entity or PIPE transaction through Merriman Curhan Ford & Co. of San Francisco, California. We received gross proceeds of $10 million from a group of accredited institutional and individual investors in exchange for: (1) 21,739,129 shares of unregistered restricted common stock at a price of $0.46 per share; (2) 10,869,575 A warrants to purchase shares of common stock at an exercise price of $0.86 per share and exercisable during the four year period ending March 2008;
(3) 10,869,575 Green Shoe Warrants to purchase shares of common stock at $0.46 per share and are exercisable for a period of 180 days from the effective date of the Form S-1 registration statement.

Use of proceeds from the $10 million private equity placement is as follows:

$3,000,000 to accelerate the ramp up of existing gold, silver and copper reserves into production;

$3,000,000  to  complete  and  bring  to  production   those   acquisitions
currently under executed Letters of Intent;

$2,000,000 for additional acquisitions, development and exploration;

$2,000,000 for working capital.

Form S-1 Registration Statement Filed

Pursuant to the first quarter of 2004 equity raise, we filed a Form S-1 Registration Statement under the Securities Act of 1933 in April 2004, to register the qualifying common shares and issuable warrant shares issued in the February and March 2004 private placements. The Form S-1 covered the registration of the following securities: 21,739,129 shares of common stock issued in the March 2004 PIPE transaction; 10,869,575 shares of common stock issuable to the investors in the PIPE transaction in connection with the conversion of the "A" warrants; 10,869,575 shares of common stock issuable to the investors in the PIPE transaction in connection with the conversion of the Green Shoe warrants; and 211,666 common stock warrants issued to the investors in the February 2004 private placement.

         Accounting Treatment Change

         On June 24, 2004, we filed an amendment to our Form S-1 Registration Statement. After careful review and consideration, we elected to change the accounting treatment of the original transaction between us and Ecovery, Inc. to treat it as a reverse merger and not as a business combination. The amended filing incorporated the restatement of the financial statements to reflect the accounting treatment change for recording this transaction.

         At the time of the reverse merger, we adopted the business combination accounting treatment to record this transaction, whereby the market value of the common stock exchanged for the assets plus the book value of the assets acquired were used to determine the valuation of the transaction. Employing this accounting treatment, we recorded approximately $8.9 million of goodwill, which is an intangible asset. We concluded that the reverse merger accounting treatment more appropriately reflected the nature of this transaction after considering such factors as (a) the change in control of our company based on the number of our shares issued to the Ecovery shareholders in the transaction; (b) the sole officer and director of our company resigned on the effective date of the transaction; and (c) the fact that we had no operations prior to the transaction. Under the reverse merger accounting treatment, historical asset values (book value of the assets) are utilized to determine the valuation of the transaction. Accordingly, no goodwill was generated with this transaction.

         Pursuant to our decision to change the accounting treatment, the financial statements were restated to reflect the new treatment. This change in accounting treatment had no impact on our results of operations.

         Form S-1 Amendment 2 Filed

         On July 28, 2004, we filed a second amendment to our Form S-1 Registration Statement in response to engineering comments made by the SEC. At the time of the filing of this Form 10-QSB, we are waiting for approval of the amended Form S-1.

         Registration Rights

         Pursuant to the $10 million Private Investment Public Entity (PIPE) Subscription Agreement dated March 22, 2003, the Company had 90 days from the closing date to file and obtain approval for the S-1 Registration Statement registering the shares issued in the transaction. In the event the Registration Statement is not declared effective within the 90 day window, a penalty of two percent (2%) of the private placement amount would be assessed for each 30 day period after the expiration of the 90 days.

Liquidity and Capital Resources

Since the reverse merger in June 2003, the Company has raised $12.3 million in three separate private placement transactions. These funds are being deployed to put the existing mining projects into production, acquire additional mining projects and perform exploration. The Company at June 30, 2004 had approximately $5.6 million in the bank and another $974,000 in investments. We intend to acquire additional mining projects prior to year-end. Although we have sufficient cash in the bank today and we expect the Billie the Kid project to be cash flow positive before year-end it may be necessary to raise additional capital to develop mining projects that we intend to acquire.

Environmental

The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated under there by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require surety to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, we posted a surety in the amount of $321,000, of which $145,000 came in the form of a cash deposit and the balance was secured from a surety agent.

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices; (b) estimates of future mineral production and sales for specific operations and on a consolidated basis; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates; (g) estimates of future costs and other liabilities for certain environmental matters; (h) estimates of reserves, and statements regarding future exploration results and reserve replacement; (i) statements regarding modifications to GoldSpring's hedge positions; (j) statements regarding future transactions relating to portfolio management or rationalization efforts; and (k) projected synergies and costs associated with acquisitions and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are disclosed under "Risk Factors" in the GoldSpring Form 10-K/A for the year ended December 31, 2003, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond GoldSpring's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to GoldSpring or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. GoldSpring disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Stephen B. Parent, and our Chief Financial Officer, Robert T. Faber. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Even an effective internal control system, no matter how well designed, has inherent limitations--including the possibility of the circumvention or overriding of controls. Therefore, the Company's internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company's financial reporting and financial statement preparation.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company currently is not a party to any material legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the February private placement, the Company in April 2004 repurchased 100,000 shares of common stock for $75,000, or $0.75 per share, which was the market price at the time of the transaction. The funds for the stock repurchase came from the proceeds related to the gain on the April 2004 spot deferred sale of gold contract.

In April 2004, we entered into a settlement agreement with Antonio Treminio. A dispute had arisen between the Company and Mr. Treminio relating to alleged obligations owed by the Company to Treminio and 2,000,000 GoldSpring shares owned by Treminio. An agreement was reached whereby Mr. Treminio returned the shares and the Company simultaneously paid Treminio $150,000 in full satisfaction of all amounts owed to Treminio. The shares were returned to the Company and subsequently cancelled.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual General Meeting of its shareholders on June 15, 2004 at the Siena Hotel in Reno, Nevada. At the meeting, it was announced that the shareholders had re-elected all of the current directors to serve another one-year term. The members of the Board of Directors are: Stephen B. Parent, John F. Cook, Robert T. Faber, Leslie
L. Cahan, Purnendu K. Rana Medhi and Anthony E. Applebaum.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 16, 2004.


                                     GOLDSPRING, INC.



Date:  August 16, 2004               By:  /s/ Robert T. Faber
                                          --------------------------------
                                           Robert T. Faber
                                           Chief Financial Officer