Form 10QSB
period 2004-09-30
GOLDSPRING INC
filed 2004-11-09
CIK 1120970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

                       192,859,611 shares of Common Stock,
                       as of November 8, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)





                                                          GOLDSPRING, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the nine-month period ended September 30,


                                                                        Restated                              Restated
                                                                         2004                                   2003
                                                                      (Unaudited)                            (Unaudited)
                                                              ----------------------------          --------------------------
REVENUE, NET                                                        $       450,252                       $                -

COSTS AND EXPENSES
Cost applicable to sales (exclusive of
 depreciation, depletion and amortization
 shown separately below)                                                    690,856                                        -
Depreciation, depletion and amortization                                    243,836                                        -
General and administrative                                                  960,309                                   79,208
 Consulting & Professional Services                                         341,880                                   26,823
                                                              ----------------------------          --------------------------


                                Total Costs & Expenses                    2,236,881                                  106,031
                                                              ----------------------------          --------------------------

OTHER INCOME (EXPENSE)
  Gain on derivative instruments, net                                       444,460
  Realized Loss:  Investment                                                (42,180)

  Interest Income                                                            32,746                                        -
                                                              ----------------------------          --------------------------


                                Total Other Income / (Expense)              435,026                                        -


                                                              ----------------------------          --------------------------

NET LOSS                                                                 (1,351,603)                                (106,031)
                                                              ============================          ==========================

Net loss per common share, basic                                            ($0.007)                      $              nil
                                                              ============================          ==========================

Basic weighted common shares outstanding                                187,168,336                              122,597,690
                                                              -----------------------------         --------------------------



                              The accompanying notes are an integral part of these financial statements






                                                  GOLDSPRING, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three-month period ended September 30,


                                                                      Restated                                Restated
                                                                         2004                                   2003
                                                                     (Unaudited)                             (Unaudited)
                                                              ----------------------------          --------------------------
REVENUE, NET                                                        $       450,252                      $                 -

COSTS AND EXPENSES
Cost applicable to sales (exclusive of
 depreciation,depletion and amortization
 shown separately below)                                                    690,856                                        -
Depreciation, depletion and amortization                                    243,836                                        -
General and administrative                                                  289,627                                   79,208
 Consulting & professional services                                         195,734                                   26,823
                                                              ----------------------------          --------------------------


                                Total Costs & Expenses                    1,420,053                                  106,031
                                                              ----------------------------          --------------------------

OTHER INCOME
  Gain on derivative instruments, net                                        49,310
    Interest Income                                                          20,110                                        -
                                                              ----------------------------          --------------------------


                                Total Other Income                           69,420                                        -


                                                              ----------------------------          --------------------------

NET LOSS                                                                   (900,381)                                (106,031)
                                                              ============================          ==========================

Net loss per common share, basic                                            ($0.005)                     $               nil
                                                              ============================          ==========================

Basic weighted common shares outstanding                                192,859,611                              136,947,400
                                                              -----------------------------         --------------------------




                               The accompanying notes are an integral part of these financial statements




                                          GOLDSPRING, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                     As Restated               As Restated
                                                                    September 30,              December 31,
                                                                        2004                      2003
                                                                     (Unaudited)
                                                                  ------------------        -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 5,008,322               $   364,138

    Prepaid and other current assets                                      69,414                    48,291

    Finished Goods Inventory                                             197,212                         -

    Inventory                                                             40,835                    54,000

    Other                                                                      -                         -
                                                                     -----------               -----------


      TOTAL CURRENT ASSETS                                             5,315,783                   466,429
                                                                     -----------               -----------

MINERAL PROPERITES, PLANT AND EQUIPMENT, NET

    Mineral properties, net                                            1,296,401                 1,334,837

    Plant and equipment, net                                           4,889,548                   952,657
                                                                     -----------               -----------


      TOTAL MINERAL PROPERITES, PLANT AND EQUIPMENT, NET               6,185,949                 2,287,494
                                                                     -----------               -----------

OTHER ASSETS:

    Reclamation deposit                                                  145,000                   145,000

    Equipment purchase deposit                                           100,000                   100,000

    Long-lived asset                                                     302,732                        --

    Other                                                                 60,000                        --
                                                                     -----------               -----------


      TOTAL OTHER ASSETS                                                 607,732                   245,000


        TOTAL ASSETS                                                 $12,109,464               $ 2,998,923
        ------------                                                 ===========               ===========



                       The accompanying notes are an integral part of these financial statements




                                GOLDSPRING, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           As Restated                  As Restated
                                                                          September 30,                 December 31,
                                                                               2004                        2003
                                                                           (Unaudited)
                                                                        ------------------          -------------------
CURRENT LIABILITIES:
          Accounts payable                                                $     999,366                $     108,952

          Accrued expenses                                                      184,322                       49,322

          Return of contributed capital                                         800,000                            -

          Short-term capital lease obligations                                   46,153                            -

          Current portion of long-term debt - related party                     400,000                      400,000
                                                                          -------------                -------------


            TOTAL CURRENT LIABILITIES                                         2,429,841                      558,274


LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

           Long-term debt - related party, net of current portion               300,000                      600,000

           Long-term capital lease obligation, net of current portion           122,049                            -

           Long-lived asset retirement obligations                              322,747                            -
                                                                          -------------                -------------

           TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES                 744,796                      600,000


            TOTAL LIABILITIES                                                 3,174,637                    1,158,274
                                                                          -------------                -------------

STOCKHOLDERS' EQUITY

          Common stock, $.000666 par value; 500,000,000 shares authorized;
          192,859,611 and 172,627,149 shares issued and outstanding as of
          September 30, 2004
            and December 31, 2003, respectively                                 128,445                      114,970

          Treasury stock                                                            (67)                          --

          Additional paid-in capital                                         14,803,071                    6,370,698

          Accumulated Results - Prior Period                                 (4,645,019)                           -

          Accumulated Results - Current Year                                 (1,351,603)                  (4,645,019)
                                                                          -------------                -------------


            TOTAL STOCKHOLDERS' EQUITY                                        8,934,827                    1,840,649
              TOTAL LIABILITIES AND

                STOCKHOLDERS' EQUITY                                      $  12,109,464                $   2,998,923
                                                                          =============                =============


                            The accompanying notes are an integral part of these financial statements



                                                   GOLDSPRING, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the nine-month period ended September 30,

                                                                                           As Restated                As Restated
                                                                                             2004                      2003
                                                                                          (Unaudited)                 (Unaudited)
                                                                                       ------------------        ------------------
Cash Flows from Operating Activities:
Net Loss                                                                                $   (1,351,603)            $      (106,031)
                                                                                       ------------------        ------------------

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

          Depreciation, depletion and amortization                                             223,820                           -

          Accretion of accumulated reclamation obligations                                       5,940                           -

          Write-down of long lived assets                                                       14,076                           -

          Common stock issued for consulting services                                           42,000                      25,000


(Increase) Decrease in operating assets:

          Finished goods inventory                                                            (197,212)                          -

          Inventory                                                                             13,165                           -

          Prepaid and other current assets                                                     (21,123)                    (20,790)

          Other assets                                                                         (60,000)                          -

Increase (Decrease) in operating liabilities:

          Accounts payable                                                                     890,414                    (100,000)

          Accrued expenses                                                                     135,000                           -

          Asset retirement obligation, net                                                      20,015                           -
                                                                                       ------------------        ------------------
Total Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities             1,066,095                     (95,970)
                                                                                       ------------------        ------------------

                                        Net Cash Used in Operating Activities                 (285,508)                   (201,821)
                                                                                       ------------------        ------------------
Investing Activities:

          Acquisitions of plant, equipment and mineral properties                           (3,974,088)                   (108,000)
                                                                                       ------------------        ------------------

                                        Net cash used in investing activities               (3,974,088)                   (108,000)
                                                                                       ------------------        ------------------
Financing Activities:

          Net proceeds from the issuance of common stock                                     9,428,780                   1,910,008

          Principal payment of note payable to related party                                  (300,000)                         --

          Purchase and cancellation of Company's common stock                                 (150,000)                         --

          Purchase of treasury stock                                                           (75,000)                         --
                                                                                       ------------------        ------------------

                              Net Cash Flows Provided by Financing Activities                8,903,780                   1,910,008
                                                                                       ------------------        ------------------

Net Increase in Cash                                                                         4,644,184                   1,600,187

Cash, Beginning of Period                                                                      364,138                         318

                                                                                       ------------------        ------------------

Cash, End of Period                                                                     $    5,008,322             $     1,600,505
                                                                                       ==================        ==================
Supplemental disclosures of non-cash investing and financing activities:
- ------------------------------------------------------------------------
  Issuance of common stock for the acquisitions of GoldSpring LLC and Ecovat LLC        $            -             $       119,138
                                                                                        ==================       ==================
  Issuance of common stock for an equipment deposit                                     $            -             $       100,000
                                                                                        ==================       ==================
  Purchase of assets under capital leases                                               $      168,202             $             -
                                                                                        ==================       ==================

                              The accompanying notes are an integral part of these financial statements

                                                                     6


                                GOLDSPRING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Preparation of Financial Statements

The following interim Consolidated Financial Statements of Goldspring, Inc. and its subsidiaries (collectively, "Goldspring" or the "Company") are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In our opinion, all adjustments necessary for a fair presentation of these interim statements have been included. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. In our opinion, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The more significant areas requiring the use of our estimates and assumptions that are the basis for future cash flow estimates relate to depreciation, depletion and amortization calculations; environmental reclamation and closure obligations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Note B - Restatement of Financial Statements

On June 24, 2004, we filed the following amended Exchange Act documents: (1) Form 10-KSB for the year ended December 31, 2003; and (2) Form 10-QSB for the quarter ended March 31, 2004. After careful review and consideration, we have elected to change the accounting treatment of the original transaction between Ecovery, Inc. and us to treat it as a recapitalization and not as a business combination. In connection with the change in accounting treatment of the original transaction, we and the seller have mutually agreed to cancel the 46,500 convertible redeemable preferred shares in favor of 20% net proceeds contingent royalty agreement. Incorporated in this filing is the restatement of the financial statements to reflect the accounting treatment changes for recording these transactions.

At the time of the acquisition of substantially all of the assets of Ecovery, Inc. in March 2003, we adopted the business combination accounting treatment to record this transaction, whereby the market value of the common stock exchanged for the assets plus the book value of the assets acquired were used to determine the valuation of the transaction. Employing this accounting treatment for the transaction, we recorded approximately $8.9 million of goodwill, which is an intangible asset. In June 2004, we concluded that the recapitalization accounting treatment more appropriately reflected the nature of this transaction after considering such factors as (a) the change in control of our company based on the number of our shares issued to the Ecovery shareholders in the transaction; (b) the sole officer and director of our company resigned on the effective date of the transaction; and (c) the fact that we had no operations prior to the transaction. Under the recapitalization accounting treatment, historical asset values (book value of the assets) are utilized to determine the valuation of the transaction. Accordingly, no goodwill was generated with this transaction.

In connection with the preparation and filing of our Form S-1 registration statement, we reevaluated our accounting for certain convertible, redeemable preferred stock issued to Harlesk Nevada, a company controlled by Leslie L. Cahan, a director of our Company since 2003. Since the substance of the economic arrangement between Harlesk Nevada and us was to provide a maximum financial benefit of $4.65 million to Harlesk Nevada by way of a 20% net proceeds royalty contingent obligation (subject to a continuing 2% NSR royalty) when and if the Gold Canyon and Spring Valley properties were put into commercial production, we and Harlesk Nevada mutually agreed to cancel the preferred stock and restate the same obligation in a net proceeds royalty agreement between the parties. Accordingly, the Gold Canyon and Spring Valley assets have been adjusted to reflect the cancellation of the preferred stock.

Furthermore, after careful consideration and review of negative and positive evidence regarding the realization of deferred tax assets, we have determined that for the period ended September 30, 2004, it is more likely than not that any deferred tax asset arising from net operating loss carryforwards or temporary differences will not be recognized in the near term given our current stage of evolution. Accordingly, the financial statements have been restated to reflect a full reservation of deferred tax assets with a corresponding adjustment to income tax benefit shown in the statement of operations. The affect of the restatement on the nine-month period ended September 30, 2004 was to reduce the previously recorded income tax benefit and deferred tax asset by $480,000.

Pursuant to our decision to adopt these accounting treatments, the financial statements have been restated and are presented within this filing to reflect the new accounting treatment changes.

Note C - Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, such that revenue is recognized when the sales price is determinable, the product has been delivered , the transfer of title to the customer has occurred , and collectibility of payment is reasonable assured. Revenues from silver and other by-product sales are credited to Costs Applicable to Sales as a by-product credit.

Note D - Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that our estimate of our reclamation, site restoration and closure liability could change in the near term due to possible changes in laws and regulations and changes in cost estimates. In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 established a uniform methodology for accounting for estimating reclamation and abandonment costs. As our properties enter into production and we become legally obligated to perform reclamation activities as a condition to operating, we will accrue asset retirement liabilities and assets in accordance with SFAS 143.

Note E - Stockholders' Equity

In February 2004, we raised $332,500 under a Restricted Private Placement for accredited private investors. The private placement consisted of 44 1/3 Units, with each Unit representing 10,000 shares of restricted common stock and 5,000 warrants exercisable at $1.00 per share. The warrants expire on February 23, 2005 (one year from the closing date of the private placement).

In March 2004, we raised a total of $10 million in a private placement to institutional and accredited investors through the issuance of 21,739,130 shares of unregistered common stock. The investors also received warrants to purchase 50% additional shares of common stock, at an exercise price of $0.86 per share and Green Shoe warrants, providing investors the opportunity to invest an additional $5 million at an exercise price of $.46 per share. The warrants are exercisable for four years, and the Green Shoe warrants are exercisable for 180 days after the Effective Date of the S-1 registration statement.

Pursuant to the February private placement, in April 2004 we repurchased 100,000 shares of common stock for $75,000, or $0.75 per share, which was the market price at the time of the transaction. The funds for the stock repurchase came from the proceeds related to the gain on the April 2004 spot deferred sale of gold contract.

In April 2004, 2,000,000 shares of restricted common stock issued to Antonio Treminio were returned to us and subsequently cancelled. A dispute had arisen between the Company and Mr. Treminio relating to alleged obligations owed by us to Mr. Treminio and our shares owned by Mr. Treminio. An agreement was reached whereby Mr. Treminio returned the shares and the Company simultaneously paid Mr. Treminio $150,000 in full satisfaction of all amounts owed to Treminio.

Shares Issued in Consideration of Consulting Services

On January 12, 2004, we issued a total of 50,000 shares to Purnendu K. Rana Medhi, our Board Member, pursuant to a consulting services agreement. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. These issuances of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by the Company did not involve a public offering.

Common Shares Outstanding

As of September 30, 2004, we had 192,859,611 common shares outstanding. Of these outstanding shares, approximately 34,000,000 were unrestricted (free trading) shares.

Note F - Spot Deferred Contracts (Derivative Instruments)

We have sold some future production of gold pursuant to hedge positions. On a limited basis, we enter into spot deferred contracts (derivative instruments) to secure the selling price for certain anticipated gold and silver production from test mining and to manage risks associated with fluctuating precious metal prices. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. However, if the gold price falls below that committed price, our revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price.

Note G - Return of Contributed Capital

Pursuant to the first quarter of 2004 equity raise, we filed a Form S-1 Registration Statement under the Securities Act of 1933 in April 2004, to register the common shares and warrant shares issued in March 2004 private placement. The subscription agreement for that equity raise provided the investors with registration rights and required us to have a registration statement covering the common shares and warrant shares issued in the transaction filed and declared effective within 90 days of the March 22, 2004 closing date. In the event the registration statement was not declared effective within the 90-day period, a penalty of two percent of the amount raised in the private placement amount would be assessed for each 30-day period after the expiration of the 90 days. The 90-day period expired on June 21, 2004. As of September 30, 2004 we have accrued a penalty of $800,000. Until the registration statement is declared effective, the penalty will continue to accrue at $200,000 for each 30-day period from October 1, 2004. While we intend to negotiate a compromise of the terms of the penalty with the stockholders, we cannot guarantee we will be successful in this negotiation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated financial condition and results of operations of GoldSpring, Inc. and its subsidiaries (collectively "GoldSpring" or the "Company"). This discussion addresses matters we consider important for an understanding of our financial condition and the results of operations as of and for the three and nine months ended September 30, 2004, as well as our future results.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-QSB contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include statements regarding proposed new programs; expectations that regulatory changes or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "goal," "budget," "schedule," "believes," "estimates" and similar expressions, as well as statements in future tense, identify forward-looking statements.

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on a number of assumptions, estimates and information available at the time those statements are made and/or our good faith belief as of that time with respect to future events. Known and unknown factors could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include fluctuations in the price of gold or certain other commodities (such as silver, copper, diesel fuel and electricity), changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to, or pursued by us; the ability to successfully integrate acquisitions; operating or technical difficulties in connection with exploration or mining activities; and the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. In addition, there are risks and hazards associated with the business of gold exploration and mining, including environmental hazards, industrial accidents, unusual or unexpected formations and we may have no insurance or inadequate insurance to cover these risks. Many of these uncertainties and contingencies can affect our actual results and could cause our actual results to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us. Specific reference is made to the "Risk Factors" section in the Company's annual report on Form 10-KSB for the period ended December 31, 2003 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this filing.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. These cautionary statements qualify all of the forward-looking statements made in this report. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, you should draw no inference that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a North American mineral exploration company focused on the exploration for gold, precious metals and other minerals. Our primary focus is precious metals exploration. We became a mineral exploration company through the acquisition of substantially all of the mineral assets of Ecovery, Inc. in March 2003. These assets included 25 unpatented placer claims known as the Gold Canyon and Spring Valley Projects and 17 unpatented lode claims known as the Big Mike Copper Project. We currently own mineral properties in the United States and own mineral permits in Alberta, Canada. We are seeking to acquire, develop and operate precious metals, copper and other mineral properties in the United States, Canada and Mexico. Our business plan is to acquire mining projects that can be put into near-term operation and production. When evaluating potential acquisitions, we look for projects that have sufficient mineralized material or established reserves, exploration potential, and that are in advanced stages of permitting.

We do not anticipate spending substantial capital on outside engineering firms to establish proven or probable reserves. From time to time, however, we may engage outside mining and engineering firms to audit proven and probable reserves calculated by our engineering staff. We will use our judgment, based on the drilling and analysis that has already been conducted on the properties and any additional drilling or analysis we determine reasonably necessary, as to whether we can conduct test mining operations on our properties for a profit. Our current operations are located in and around Virginia City, Nevada, about 30 miles south and east of Reno. In addition to the mineral properties purchased from Ecovery, to date, we have acquired The Plum Mining Company LLC, which included the Billie the Kid/Lucerne open pit gold and silver project and the Como gold and silver property. As part of the Plum transaction, we also acquired 40 acres of land, which has an office building, a maintenance building and laboratory facilities and a heap leach permit.

Accounting Treatment Change

On June 24, 2004, we filed the following amended Exchange Act documents: (1) Form 10-KSB for the year ended December 31, 2003; and (2) Form 10-QSB for the quarter ended March 31, 2004. After careful review and consideration, we have elected to change the accounting treatment of the original transaction between Ecovery, Inc. and us to treat it as a recapitalization and not as a business combination. In connection with the change in accounting treatment of the original transaction, we and the seller have mutually agreed to cancel the 46,500 convertible redeemable preferred shares in favor of 20% net proceeds contingent royalty agreement. Incorporated in this filing is the restatement of the financial statements to reflect the accounting treatment changes for recording these transactions.

At the time of the acquisition of substantially all of the assets of Ecovery, Inc. in March 2003, we adopted the business combination accounting treatment to record this transaction, whereby the market value of the common stock exchanged for the assets plus the book value of the assets acquired were used to determine the valuation of the transaction. Employing this accounting treatment for the transaction, we recorded approximately $8.9 million of goodwill, which is an intangible asset. In June 2004, we concluded that the recapitalization accounting treatment more appropriately reflected the nature of this transaction after considering such factors as (a) the change in control of our company based on the number of our shares issued to the Ecovery shareholders in the transaction; (b) the sole officer and director of our company resigned on the effective date of the transaction; and (c) the fact that we had no operations prior to the transaction. Under the recapitalization accounting treatment, historical asset values (book value of the assets) are utilized to determine the valuation of the transaction. Accordingly, no goodwill was generated with this transaction.

We also have reevaluated our accounting for certain convertible, redeemable preferred stock issued to Harlesk Nevada, a company controlled by Leslie L. Cahan, a director since 2003. Since the substance of the economic arrangement between Harlesk Nevada and us was to provide a maximum financial benefit of $4.65 million to Harlesk Nevada by way of a 20% net proceeds royalty contingent obligation (subject to a continuing 2% NSR royalty) when and if the Gold Canyon and Spring Valley properties were put into commercial production, we and Harlesk Nevada mutually agreed to cancel the preferred stock and restate the same obligation in a net proceeds royalty agreement between the parties. Accordingly, the Gold Canyon and Spring Valley assets have been adjusted to reflect the cancellation of the preferred stock.

Pursuant to our decision to adopt these accounting treatments, the financial statements have been restated and are presented within this report to reflect the new accounting treatment changes. These changes in accounting treatment have no impact on our results of operations.

Restatement of Financial Statements

After careful consideration and review of negative and positive evidence regarding the realization of deferred tax assets, we have determined that for the period ended September 30, 2004, it is more likely than not that any deferred tax asset arising from net operating loss carryforwards or temporary differences will not be recognized in the near term given our current stage of evolution. Accordingly, the financial statements have been restated to reflect a full reservation of deferred tax assets with a corresponding adjustment to income tax benefit shown in the statement of operations. The affect of the restatement on the nine-month period ended September 30, 2004 was to reduce the previously recorded income tax benefit and deferred tax asset by $480,000.

Consolidated Financial Results

     Revenue - from the sale of gold was $450,252 and $0 for the three-month periods ended September 30, 2004 and 2003, respectively. Revenue from the sale of gold was $450,252 and $0 for the nine-month periods ended September 30, 2004 and 2003, respectively. The revenue realized in 2004 reflects the activities at the Billie the Kid / Lucerne project that began producing gold during the third quarter 2004. Actual production of gold for both the three month period ended and nine month period ended September 2004 was 1,561 ounces gold. Actual gold sold and recognized as revenue, however, was 1,124 ounces and the balance of 437 ounces is reflected as finished goods inventory on the balance sheet.

                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                              -----------------                ----------------
                                             2004           2003              2004          2003
                                             ----           ----              ----          ----
Consolidated gold sales                    $450,252          $0             $452,252         $0
Consolidated gold ounces sold                 1,124           -                1,124          -
Average gold price realized                $    400.58        -             $    400.58       -

     Costs applicable to sales - gold, which includes total cash costs related to gold production, adjustments for changes in finished goods inventory and proceeds from the sale of by-products (e.g., silver), increased to $690,856 from $0 during the three-month periods ended September 30, 2004 and 2003, respectively; and to $690,856 from $0 during the nine-month periods ended September 30, 2004 and 2003, respectively, as detailed below by operation. The increase in cost applicable to sales reflects the impact of the Billie the Kid / Lucerne project beginning to produce gold during the third quarter 2004. Given our current stage of evolution, an inventory adjustment for gold in the pregnant pond and the leach pad was not recorded.


                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                              -----------------                ----------------
                                             2004           2003              2004          2003
                                             ----           ----              ----          ----
Billie the Kid / Lucerne Project           $690,856          $0             $690,856         $0

     Depreciation, depletion and amortization, which includes provisions related to asset retirement obligations as defined by FASB #143, was $243,836 and $0 for the three-month periods ended September 30, 2004 and 2003, respectively; and $243,836 and $0 for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in 2004 is primarily attributable to the start-up of the Billie the Kid / Lucerne project during the third quarter 2004. The following is a summary of Depreciation, depletion and amortization by operations:


                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                                -----------------                ----------------
                                                               2004           2003              2004          2003
                                                               ----           ----              ----          ----
Billie the Kid / Lucerne Project
            Depreciation, depletion and amortization           $  202,030        $0             $  202,030       $0
            Accretion of accumulated reclamation obligations   $    5,940        $0             $    5,940       $0
            Write-down of long-lived assets                    $   14,076        $0             $   14,076       $0
Other
            Depreciation, depletion and amortization           $   21,790        $0             $   21,790       $0


     General and administrative expenses, including consulting and professional services were $485,361 and $106,031 for the three-month periods ended September 30, 2004 and 2003, respectively; and $1,302,189 and $106,031 for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in 2004 reflects the ramping up of operations after the September 2003 equity financing. The following is a summary General and administrative costs and consulting and professional services:


                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                              -----------------                ----------------
                                             2004           2003              2004          2003
                                             ----           ----              ----          ----
General and administrative                 $  289,627       $  79,208       $  960,309    $  79,208
Consulting and professional services       $  195,734       $  26,823       $  341,880    $  26,823

     Other Income was $69,420 and $0 for the three-month periods ended September 30, 2004 and 2003, respectively; and $435,460 and $0 for the nine-month periods ended September 30, 2004 and 2003, respectively. On a limited basis, in 2004 we began entering into spot deferred contracts (derivative instruments) to secure the selling price for certain anticipated gold and silver production from test mining and to manage risks associated with fluctuating precious metal prices. During 2004 a net gain from closing out certain forward sales contracts of $444,460 was realized. As of September 30, 2004, we had deferred contracts for 10,000 ounces of gold outstanding at an average price of $407.50. These derivative contracts remain open as of November 8, 2004.

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                   -----------------                ----------------
                                                  2004           2003              2004          2003
                                                  ----           ----              ----          ----
Realized Gain on Spot deferred contracts, net   $  49,310        $  0            $  444,460    $  0
Loss on Investment                              $       0        $  0              ($42,180)   $  0
Interest Income                                 $  20,110        $  0            $   32,746    $  0


Operations

The Billie The Kid/Lucerne Project:

November 2004 marked the one-year anniversary of our acquisition of the Plum Mining Company. As of September 30, 2004, we had deployed nearly $5 million of cash at the Plum Mining facility in infrastructure development and mining activities. The breakdown of the investment is as follows: $150,000 for additional reclamation bond requirements; $3,600,000 in construction and development of the operations infrastructure, including a fully constructed, inspected and lined heap leach pad and pond facility and a recovery system for the gold and silver; and $1,400,000 for excavating and hauling.

In the third quarter 2004, the Billie the Kid / Lucerne project began producing gold. During the third quarter, 1,561 ounces of gold and 7,556 ounces of silver were shipped to the refinery. Third quarter net revenue from the sale of 1,124 ounces of gold was $450,252.

We are currently performing exploration work (Phase 1 Drift Exploration program) on the Billie the Kid/Lucerne property to expand the mineralized material inventory. Approximately 8000-ft. of drilling will be done on the Olympia, Billie The Kid - Southwest, and the Hartford - Lucerne Pits. This phase of exploration will determine the mineralization between the Lucerne and Billie the Kid pits, condemnation of potential waste sites, and will produce an optimized mine plan for mine operations. We expect to have the Mine Plan completed in fourth quarter 2004. Results from the Phase 1 exploration program will be a basis for a Phase 2 exploration program to be carried out in 2005. Our exploration program will test surface mining targets as well as deep underground targets by using geological mapping, geochemical and geophysical investigations and drilling. Efforts continue to expand our mineral rights in and around the Billie the Kid/Lucerne project by staking additional claims and through acquisitions.

Our focus for fourth quarter 2004 and 2005 at the Billie the Kid / Lucerne Project is to increase the efficiency of the operation, establish predictable gold and silver production and expand our inventory of mineralized material through exploration and acquisitions. Our gold production target for this project in 2005 is 25,000 ounces. We are in the process of modifying our Reclamation, Water Pollution Control and Air Quality Permits with the Nevada Department of Environmental Protection (NDEP) to allow for increased production and expand the capacity of our heap leach pad.Modification of our Reclamation Permit to allow for mining of the Lucerne Pit has been approved. Construction is underway to switch from the use of generator power to grid power at the Plum crushing and process plant and should be completed prior to the end of November 2004. The switch to grid power will result in decreased costs by eliminating the need for a diesel generator. Furthermore, by replacing the generator with grid power we will eliminate combustible emissions, allowing for a permit modification which extends operating hours, thus increasing production capacity. The conversion to grid power and the permit modification should be completed prior to year-end 2004, resulting in additional tonnage to the heap leach pad in first quarter 2005.

Infrastructure construction is continuing at the Plum property. We have completed the construction of a second overflow pond and our second and third heap leach pads. Pads four and five are scheduled for construction in 2005 at an estimated capital cost of $600,000. Our Water Pollution Control Permit modification request to the NDEP, which we believe will be approved during the first quarter of 2005, will allow for maximized loading, leaching and mineral recovery on five heap leach pads to a height of 100 feet and a tonnage capacity of 4-5 million tons of mineralized material.

We have not completed extensive characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis on the Plum Mining Company mineral assets. While this extensive characterization and analysis of our mineral properties has not been completed, we are currently proceeding in the same manner as other mining companies in the state of Nevada. For example, we have conducted surface geological mapping and additional drilling to fill in areas of our current data in the mineralized area. The results of the additional drilling are being sent to outside assay laboratories for analysis and our laboratory will analyze the same data. We are using the results from the assay laboratory to plot both vertical and horizontal cross sections to build a geological model of the mineralized area to construct a resource model for incorporation into our optimized mine plan. The analysis of the assay results and the resource model will be used to determine whether we can establish mineral reserves based on cut-off grades calculated for the mineralized area based on our experience of costs derived from the current test mining.

GoldSpring Placer Claims

The Gold Canyon and Spring Valley placer claims (the GoldSpring Placer Claims) were included in the original mineral asset acquisition from Ecovery, Inc. The claims are located on 850 acres near the intersections of Highway 341 and Highway 50, about 7.8 miles east of Carson City, Nevada and three miles south of Plum. Since the acquisition of Plum Mining, we have focused on bringing the Billie the Kid / Lucerne project into production. We have not yet performed any exploration activity or established any reserves on the GoldSpring placer claims. A 1,000-ton test permit has been secured, and we intend to utilize a gravity plant and a 250-kilowatt power plant to perform the test. The operating test is scheduled to commence in the second quarter of 2005. We anticipate that neither crushing nor chemicals will be used or required in the test mining operations. Because reserves have not been established for the Goldspring placer claims, all activity on this property will be considered test mining or exploratory in nature. We are in the process of creating an exploration plan for these claims. In addition to our own team, we intend to employ experienced and knowledgeable mining consultants who are familiar with the gold mineralization of the Carson City area. We expect the exploration program to commence during the second or third quarter of 2005.

The Big Mike Copper Project

The Big Mike Copper project is located approximately 32 miles south of Winnemucca in Pershing County, Nevada. The project covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities on this property will be considered test mining or exploratory in nature. We have not completed any exploration activity or undertaken any geologic, engineering or economic studies on the Big Mike Copper Project. We anticipate that the project will be a low-cost copper oxide leaching operation to recover copper from the copper oxide bearing material remaining from the leaching operation carried out on the property by a prior owner. The property includes an open pit, mined material in a stockpile and waste dumps. We believe the property has exploration potential for primary and oxide copper.

On November 1, 2004, we announced the signing of a Memorandum of Understanding with MBMI Resources, Inc, of Vancouver, Canada, to form a 50-50 joint venture to bring the Big Mike Copper Project into operation. The current price of copper has enhanced the economic viability of this project and has prompted us to accelerate our efforts to place it into production. The objective of the joint venture is to establish commercial copper production using a vat leaching process. MBMI will be responsible for all costs associated with the development of the project, estimated to be in the range of $1.25 to $1.50 million. The joint venture will provide us with the opportunity to participate in future production profits from the Big Mike project with no capital outlay. Completion of the transaction is subject to due diligence and regulatory approval.

Alberta, Canada Project

In May 2004, the Alberta government granted us mineral permits for all non-energy minerals on nearly 800 square miles of Alberta, Canada mineral property. Sedimentary Oolitic iron bearing material was discovered in 1953 from oil and gas drilling on the area of our mineral permits. We are in the process of reviewing existing data and conducting a pre-feasibility study on the project. This study will include new testwork to follow-up earlier testwork performed on the property. From 1995 through 1997, a series of tests were performed that showed the mineralized material present was amenable to treatment to produce iron pellets and pig iron. We are in the process of negotiating the acquisition of the rights to the coal that overlies the iron ore on a portion of this property. We are also investigating the possible acquisition of natural gas and oil rights on this property.

This is an early stage project and our activities associated with this mineral area are exploratory in nature. We have not established reserves on this property. The scope and size of this potential project will require substantial capital, time and outside assistance during both the pre- and post-feasibility stages. We are considering several alternatives to move forward with this project. One option under consideration is flow-through financing to fund an exploration program on the property. In a flow-through financing, flow-through shares are issued by mining, petroleum or renewable energy companies to facilitate financing their exploration and project development activities. Canadian tax law allows eligible companies to issue these equity shares to new investors. In addition to the equity interest in the company, the investors receive income tax deductions associated with new expenditures incurred by the company on exploration and development. We hope to collect enough data through our pre-feasibility and preliminary exploration activity to attract a Tier 1 joint venture partner to establish commercial iron and coal production on this property.

Business Development Activities

We have established a program to actively seek opportunities to acquire, develop and operate precious metals, copper and other mineral properties in the United States, Canada and Mexico. Our business plan is to acquire mining projects that can be put into near-term operation and production. When evaluating potential acquisitions, we look for projects that have sufficient mineralized material or established reserves, exploration potential, and that are in advanced stages of permitting. Our primary focus is on gold projects. We are currently in negotiations on several acquisition opportunities in the Southwest United States that fit our business model and would be accretive to our operations. We hope to complete these acquisitions in the near-term, at which time we will release details of the transactions.

The following is an update on previously-announced Letters of Intent. We are continuing to conduct due diligence on a gold project in Mexico for which we have an executed Letter of Intent (LOI). The LOI is non-binding on us, but gives us a right of first refusal on the property. Initial assay results from the property were positive. We are in the process of performing additional assays to determine the most economical method of mineral recovery from this property. This is an exploration-stage project with no established reserves. Our evaluation of the Virginia City Dumps project is ongoing. We have obtained some information about mineral grades for these materials, and we are evaluating the economics of moving the material, the feasibility of permitting the dumps project and the availability of leach pad capacity for processing the material. The identification of additional mineralized material through exploration at the Plum property may preclude us from moving forward with the Virginia City dumps project. We will make a determination on this project after evaluating the updated Plum Mine operating plan, which we expect to complete in December 2004. After completing our due diligence on the Timm Mine in northern California, we have elected not to pursue the project.

Recent Board Developments

On August 18, 2004, Anthony E. Applebaum resigned as a director due to personal time constraints. Mr. Applebaum served as the Chairperson of the Board's Audit Committee. The Company has appointed Todd Brown as the new Audit Committee Chairperson.

Effective September 3, 2004, Stephen B. Parent resigned as Chairman of the Board of Directors and Chief Executive Officer for personal reasons. Mr. Parent continues to serve as a director of the Company.

On September 7, 2004, we appointed Robert T. Faber to replace Mr. Parent as Chief Executive Officer and to serve as President of the Company. In addition, we appointed John F. Cook to replace Mr. Parent as Chairman of the Board of Directors.

On September 10, 2004, the Board of Directors elected Jerrie W. Gasch as a director of the Company. It is currently anticipated that Mr. Gasch will serve on our Audit and Compensation Committees.

On October 4, 2004, the Board of Directors elected four new board members:
Christopher L. Aguilar, Todd S. Brown, Stanley A. Hirschman and Phillip E. Pearce. Todd S. Brown will serve as Chairperson of the Company's Audit Committee; Christopher L. Aguilar will serve as Chairperson of the Nominating and Corporate Governance Committee; and Stanley A. Hirschman will serve as Chairperson of the Compensation Committee.

We are actively seeking a Chief Financial Officer following Mr. Faber's appointment as President and Chief Executive Officer. Mr. Faber will continue to act as Chief Financial Officer until a replacement is selected.

Board Committees

We have established a nominating and corporate governance committee, a compensation committee and an audit committee. The three committees consist solely of independent directors with the exception of the Chairperson for the Nominating and Corporate Governance Committee. Such committees will operate in accordance with written charters. Todd S. Brown will serve as Chairperson of the Company's Audit Committee; Christopher L. Aguilar will serve as Chairperson of the Company's Nominating and Corporate Governance Committee; and Stanley A. Hirschman will serve as Chairperson of the Company's Compensation Committee.

Form S-1 Registration Statement Filed

We filed a Form S-1 Registration Statement under the Securities Act of 1933 in April 2004, to register the common shares and warrant shares issued in the February and March 2004 private placements. We filed the Form S-1 to register the common stock to permit security holders to conduct secondary trading of these securities from time to time after the effective date of the registration statement. We will not receive any proceeds from the sale of the securities covered by the registration statement, other than the consideration due for the purchase of the securities upon exercise of the warrants. This Registration Statement was filed pursuant to the terms of certain registration rights granted to stockholders in connection with our private placement of 21,739,129 shares of common stock in March 2004. The subscription agreement for that equity raise provided the investors with registration rights and required us to have a registration statement covering the shares and issuable warrant shares issued in the transaction filed and declared effective within 90 days of the March 22, 2004 closing date. In the event the registration statement was not declared effective within the 90-day period, a penalty of two percent of the amount raised in the private placement amount would be assessed for each 30-day period after the expiration of the 90 days. The 90-day period expired on June 21, 2004. As of September 30, 2004 , we have accrued a penalty of $800,000. Until the registration statement is declared effective, the penalty will continue to accrue at $200,000 for each 30-day period from October 1, 2004. While we intend to negotiate a compromise of the terms of the penalty with the stockholders, we cannot guarantee we will be successful in this negotiation. We have also filed to register 21,950,816 shares of common stock issuable in connection with the conversion of our series A warrants, our Green Shoe warrants and the warrants issued in our February 23, 2004 private placement.

Liquidity and Capital Resources

As of the date of this filing, we have yet to realize an operating profit. At this time, we believe we have adequate capital resources to execute the preliminary stage of our business plan. As additional acquisition opportunities are identified, we may have to raise additional capital to fund those acquisition projects.

We recorded an operating loss of $4,645,019 for the year ended 2003 versus a loss of $78,929 in 2002. Our results in 2003 were negatively impacted by $4,258,235 of consulting fees that were expensed in 2003. Specifically, between February 2002 and March 11, 2003 (prior to the Plan and Agreement of Reorganization), we entered into various contractual arrangements whereby we issued 26,726,932 shares of common stock valued at $4,123,278 as consideration for investor relations, business advisory and related consulting services. The entire amount, however, was not recognized as an expense until 2003.

In March 2003, in connection with the acquisition of Ecovery, we issued 90,000,000 restricted shares of our common stock to the Ecovery shareholders and paid $100,000 in cash to Ecovery for GoldSpring, LLC's gold placer claims and Ecovat Copper Nevada LLC's copper claims.

Prior to April 2003, we had entered into various contractual arrangements to issue common stock as consideration for investor relations, business advisory and related consulting services. A total of 26,726,932 common shares valued at $4,123,278 were issued for consulting services during the period February 2002 through March 24, 2003. The entire amount was realized as an expense in 2003.

Since March 2003, we have raised $12.3 million in capital, of which $10.3 million was raised in two transactions in the first quarter of 2004. In March 2004, we closed a $10 million Private Investment in a Public Entity (PIPE) transaction. We received gross proceeds of $10 million from a group of 33 accredited institutional and individual investors. Pursuant to the terms and conditions of the transaction, we issued 21,739,129 shares of unregistered restricted common stock at a price of $0.46 per share. These shares represented approximately 10% of the outstanding shares of the Company. The investors also received two forms of warrants in this transaction. The Green Shoe Warrants allow the investor group to purchase an additional 10,869,575 shares of common stock under the same terms and conditions as the initial allotment of shares at a price of $0.46 per share. The Green Shoe Warrants are exercisable for a period of 180 days from the effective date of this registration statement. The series A warrants allow the investor group to purchase 10,869,575 shares of common stock at an exercise price of $0.86 per share and are exercisable during the 4-year period ending March 2008. This registration statement is registering for resale all of the shares and warrant shares issued in the transaction. The Company paid Merriman Curhan Ford & Co. a fee of $700,000 for their investment banking services in this transaction.

The terms and conditions of the PIPE transaction restricted our use of the $ 10 million proceeds as follows: $3,000,000 to accelerate the ramp up of existing gold, silver and copper mineralized material into production; $3,000,000 to complete and bring to production those acquisitions currently under executed letters of intent; $2,000,000 for additional acquisitions, development and exploration; $2,000,000 for working capital. If we wish to deviate from this use of proceeds schedule by more than 15% per item or more than 25% in the aggregate, we must receive the prior written consent of the investors holding the majority of the shares issued in the transaction.

We announced, in February 2004, a private placement offering for accredited investors. This offering allowed private investors the opportunity to invest a maximum of $500,000 (66 2/3 units). Units were offered for $7,500, each consisting of 10,000 shares of the Company's restricted common stock, par value $.000666 and 5,000 warrants exercisable at $1.00 for a one-year period. The proceeds of this private placement were to be used for general working capital. We had the right to redeem the restricted shares from the investors within 120 days of the purchase of the shares at the same price paid by the investor and the investor would retain the warrants. The restricted shares, if not redeemed by the Company, were to remain restricted for one year from the date of issuance. The terms of the offering called for it to remain open to investors for up to ten business days. We decided to close the offering on February 23, 2004, at which time $332,500 (representing 44 1/3 units) had been invested. We issued 443,333 shares of restricted common stock and 221,666 warrants in connection with this offering. Pursuant to the terms and conditions of the private placement offering, in April 2004, we redeemed 100,000 shares that had been issued in the offering at a price of $0.75 per share, which was the market price on the date of the redemption.

The terms of the private placement offering in February 2004 provided the investors with registration rights for the warrant shares commencing 180 days after the date of issuance. Two directors of the Company subscribed to the private placement offering. Under the terms of the offering, the directors were issued an aggregate of 10,000 warrants. The directors have requested that their warrant shares not be registered for resale. Therefore, the S-1 registration statement seeks to register only 211,666 common shares issuable upon the conversion of the warrants issued in the private placement.

In December 2003, we initiated the application process to be listed on the American Stock Exchange (AMEX). We have not yet received approval from the AMEX.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require surety to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the revised Reclamation Plan for Billie the Kid dated November 2004, we are required to post a surety in the amount of $553,169. As of November 7, 2004, we have posted surety of $382,747, of which $206,747 is in the form of a certificate of deposit and the balance is in the form of a surety bond. On November 8, 2004 we the surety was increased to the required $553,169.

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

ITEM 3 - quantitative and qualitative disclosures about market risk

Metal Price

     Changes in the market price of gold will significantly affect Our profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $416 on December 31, 2003 and was $418 on September 30, 2004. To a lesser extent, changes in the market price of silver will also affect our profitability and cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer and Acting Chief Financial Officer Robert T. Faber. Based on such evaluation, our President and Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Even an effective internal control system, no matter how well designed, has inherent limitations--including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the our financial reporting and financial statement preparation.

There has been no change in the our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 9, 2004, the Company filed a lawsuit in the Superior Court of Arizona, Maricopa County, against Stephen B. and Judith A. Parent, Ron and Jane Doe Haswell, Walter and Jane Doe Doyle, Seth and Jane Doe Shaw, Antonio and Jane Doe Treminio, and Ecovery, Inc. The complaint alleges that the defendants committed torts against the Company, including violations of Arizona's Racketeering Act, Arizona's securities fraud statutes, breach of contract, common law fraud, negligent misrepresentation, and breach of fiduciary duty. Generally, the claims are based on the following allegations:

          1. Stephen Parent, through his company Ecovery, misrepresented his ownership interest in, and proven value of, certain placer mining claims, which he ostensibly sold to the Company in exchange for 99,000,000 shares of the Company's common stock, almost half of which were issued to Mr. Parent, and $100,000.

          2. The defendants conspired to defraud the Company of at least 24,000,000 shares of the Company's common stock. The defendants negotiated three "consulting agreements," wherein each of the three consultants were given 8,000,000 shares of the Company's common stock in exchange for some ambiguously described consulting services. The consultants have not provided any service to the Company pursuant to the consulting agreements.

          3. Mr. Parent spent approximately $300,000 for unauthorized expenses through the use of the Company's bank and charge accounts.

The Company has requested relief in the form of monetary damages; an order rescinding the three consulting agreements with Haswell, Doyle, and Shaw, as well as the asset purchase transaction with Ecovery; punitive damages; and attorneys' fees and costs.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.


(b) Reports filed on Form 8-K during the quarter ended September 30, 2004:

o A report on Form 8-K was filed with the Securities and Exchange Commission on September 3, 2004 pursuant to Item 5.02 to announce the resignation of Stephen B. Parent as Chairman of the Board of Directors and Chief Executive Officer of the Company and to announce the appointment of Robert T. Faber as Chief Executive Officer and President and John F. Cook as Chairman of the Board of Directors.

o A report on Form 8-K was filed with the Securities and Exchange Commission on September 10, 2004 pursuant to Items 5.02 and 5.03 to announce the election of Jerrie W. Gasch to the Company's Board of Directors and to announce that the Board of Directors had amended and restated the Company's Bylaws.

o A report on Form 8-K was filed with the Securities and Exchange Commission on October 4, 2004 pursuant to Item 5.02 to announce the election of Todd S. Brown, Phillip E. Pearce, Christopher L. Aguilar and Stanley A. Hirschman to the Company's Board of Directors.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 9, 2004.


                                     GOLDSPRING, INC.



Date: November 9, 2004               By:  /s/ Robert T. Faber
                                          --------------------------------
                                           Robert T. Faber
                                           Acting Chief Financial Officer