Form 10KSB
period 2004-12-31
GOLDSPRING INC
filed 2005-04-15
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-32429

GOLDSPRING, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	7389 (Primary Standard Industrial Classification Code Number)	65-0955118 (I.R.S. Employer Identification No.)

8585 E. Hartford Drive, Suite 400
Scottsdale, Arizona 85255
(480) 505-4040
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer’s revenues for the most recent fiscal year: $955,380

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 31, 2005: $11,756,450

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 234,567,757 shares of Common Stock, $0.000666 Par Value, as of March 31, 2005.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors.”

PART I

Item 1. Description of Business

Overview

We are involved in the production of gold and other precious metals. Our objective is to achieve growth and profitability through exploration at our current operations and acquisitions of projects that we believe we can bring into production within a short period of time. We are in the early stages of our operations and currently are producing gold only at our Billy the Kid/Lucerne property.

The following table sets forth certain information regarding our current projects.

Name	Location	Type
Billie the Kid/Lucerne	Storey and Lyon County, Nevada	Gold and silver – open pit operation
Como	Lyon County, Nevada	Gold and silver claims
Gold Canyon	Lyon County, Nevada	Placer gold claims
Spring Valley	Lyon County, Nevada	Placer gold claims
Big Mike	Pershing County, Nevada	Lode and Placer copper claims
Alberta	Alberta, Canada	Non-energy mineral rights, including iron

Our Billy the Kid/Lucerne and Como claims, which we call our Plum operations, are located between Carson City and Virginia City, Nevada, about 30 miles southeast of Reno in an area known as American Flat. The area is located within the Comstock Lode, a historic mining district in Nevada. Our Gold Canyon and Spring Valley projects are located in Lyon County, Nevada, and our Big Mike Copper project is located about two hours east of Reno in Winnemucca, Nevada.

Our Plum operations involve open pit gold and silver mining. We have not yet established any proven or probable reserves meeting the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered test mining and exploratory in nature. We are in the process of conducting a third –party evaluation of our mine plan for our Billie the Kid/Lucerne project and expect to release a reserve report in the second or third quarter of 2005. Test mining commenced in the first quarter of 2004. We have not as yet explored or developed our Como claims. We also have not completed any exploratory activities on our Gold Canyon, Spring Valley, or Big Mike properties.

We originally became a mineral company through an acquisition in March 2003. That acquisition provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper project. In November 2003, we acquired the Plum Mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims. In a separate transaction, we obtained mineral permits in Alberta, Canada in May 2004.

Employees

We have four full-time employees at our executive office in Scottsdale, Arizona. At the Plum Mining project in Nevada, we have 15 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, and acquisition initiatives. We also use subcontractors in our test mining operations, which involves approximately 20 people, including a mining and screening foreman.

Principal Markets

We plan to sell our production on world markets at prices established by market forces. These prices are not within our control.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained or have pending applications for those licenses, permits, and other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety, and environmental statutes and regulations.

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation a require surety bond to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, we posted a surety bond in the amount of $321,000, of which $145,000 was in the form of a cash deposit and the balance was secured from a surety agent.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties. There may be competition for gold acquisition opportunities, some of which may involve other companies having substantially greater financial resources than we do.

Officers of our Company

Robert T. Faber, CPA* has served as President and Chief Executive Officer of our company since September 2004 and Chief Financial Officer since June 2003. Mr. Faber is an executive with 20 years of diverse senior financial and operational management, business and acquisition experience, including 10 years of international experience. Mr. Faber was named Chief Executive Officer and President of GoldSpring in September 2004. Prior to his appointment, he had served as Chief Financial Officer since June 2003. Mr. Faber served from 2002 until 2003 as Vice President of United Site Services, Inc., a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. (*Not licensed to practice)

Lisa S. Boksenbaum has been Secretary of our company since April 2005 and the General Counsel of our company since October 2003. Ms. Boksenbaum was a member of CBG Law Group, PLLC in Bellevue, Washington from December 1998 until September 2003.

Leslie Lawrence Cahan has served as a director of our company and as our Treasurer since March 2003. For over 30 years Mr. Cahan has been directly involved in all aspects of exploration and production of mining, and oil and gas assets. Since 1980, Mr. Cahan has served as President and Chief Executive Officer of Harlesk Nevada Inc., the former owner of the Gold Canyon and Spring Valley claims that were acquired by Ecovery, Inc. and ultimately sold to us in March 2003. As former owner of the Gold Canyon and Spring Valley mineral claims, Mr. Cahan managed exploration activities on the properties, including carrying out geophysical, drilling and trenching exploration activities. During this same time period, Mr. Cahan served as President and Chief Executive Officer of Harlesk Management Inc., acting as a resort developer as well as a consultant to luxury resort developers, providing concept, marketing, and financial assistance. From 1999 to 2003, Mr. Cahan served as President and Chief Executive Officer of Corporate Communications Inc., a long distance service provider. Previously, Mr. Cahan owned and operated Western Land and Minerals Ltd., which specialized in gas and oil production. He was also a founding partner of Nanisivic, on Baffin Island, one of the world’s largest zinc mines.

2004 Financing Events and Restructuring

In 2004, we offered securities in a private placement transaction completed during March 2004 (the “March Offering”). In connection with the offering, we received gross proceeds of $10 million from a group of accredited institutional and individual investors. Subsequent to the offering’s close, we failed to meet certain requirements of the offering regarding filing an effective registration statement with the Securities and Exchange Commission. Under the terms of the March 2004 subscription agreement, failure to have an effective registration statement by the required date resulted in liquidated damages in the amount of 2% of the principal investment amount (i.e., $200,000) for each 30-day period until the registration statement was declared effective. We accrued approximately $1.1 million in liquidated damages through November 30, 2004 associated with our failure to cause our registration statement to be effective.

During the SEC review process of the registration statement we filed in connection with the March Offering, we learned that our founder and former Chief Executive Officer may have misrepresented the value of certain mineral properties that his company sold to us in a March 2003 transaction. Our discussions with the SEC led to our decision to restate our annual and quarterly SEC filings to reflect our reevaluation of the value of those mineral properties. This reevaluation led to an investigation into the activities of our founder. On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against Stephen B. Parent and four other defendants, together with their spouses, and Ecovery, Inc. (See Item 3 – Legal Proceedings). In essence, the complaint alleges that Stephen Parent misrepresented the value of certain placer mining claims that his company, Ecovery, sold to us in 2003 in exchange for approximately 99,000,000 shares of our stock; that Ecovery no longer had good title to the mining claims when they were sold to us; that Mr. Parent and the other named defendants conspired to defraud us out of approximately 24,000,000 shares of our stock; and that Mr. Parent misappropriated more than $300,000 in company funds.

The allegations made in our lawsuit raised questions about the representations that our founder made during the March Offering. The delay in effectiveness of our registration statement combined with the allegations raised in the lawsuit caused concern among the investors in the March Offering. We worked with the investors to address their concerns in a manner that would not force us to pay a large cash penalty or face a lawsuit, both of which would be detrimental to our shareholders. In consideration for restructuring the original transaction, the investors agreed to grant us a release for any misrepresentations that may have been made, allowed us to capitalize the accrued liquidated damages, and provided us with an additional 90 days to cause the registration statement to become effective, thereby avoiding potential liquidated damages of $600,000.

As a result, and effective November 30, 2004, we restructured the private placement transaction. In connection with the restructuring, we exchanged the 21,739,129 shares of common stock and the 21,739,129 warrants to purchase shares of common stock issued to the investors in the March Offering for 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase approximately 27,800,000 shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments. The principal amount of the convertible notes consists of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. The restructured subscription agreement also permitted the convertible note holders to convert their notes into common stock at a discounted conversion rate if they delivered their notices of conversion within 20 trading days of the November 30, 2004 restructuring closing date.

On or about December 9, 2004, Mr. Parent and fellow directors Jerrie W. Gasch and Purnendu K. Rana Medhi purportedly seized control of our company. They attempted to remove the remaining seven members of our board and announced their intention not to honor the restructured subscription agreement of November 30, 2004. On December 21, 2004, Mr. Parent caused our pending registration statement to be withdrawn from SEC consideration, resulting in further delays to the registration process and additional liquidated damages. Mr. Parent remained in control of our corporate office until February 16, 2005 (See Item 3 – Legal Proceedings). During his period of purported control of our company, Mr. Parent refused to honor our obligations under either the March 2004 subscription agreement or the restructured November 2004 subscription agreement.

On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 33,817,594 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, free-trading stock within three business days of our receipt of the notices of conversion. As discussed above, our former Chief Executive Officer did not deliver the stock certificates within the required period.

Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to multiplying the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand for $6,854,005 relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. We have reached a settlement agreement with this investor and have issued the investor secured convertible notes in the amount of $6,845,000 in lieu of a cash payment of the mandatory redemption payment amount.

The owners of the additional 4,243,791 shares of common stock due to be delivered following the December 20, 2004 notices of conversion have not elected to demand payment pursuant to the mandatory redemption payment provisions of the subscription agreement, and on March 18, 2005, we delivered the certificates representing the shares of common stock to these converting note holders. Under the terms of the subscription agreement, we had three business days following receipt of the Notice of Conversion of Notes to deliver free-trading common stock certificates (the “Delivery Date”); the failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the Note principal amount being converted per business day after the Delivery Date. We failed to deliver the shares for 84 days after the Delivery Date, resulting in the liquidated damages of $403,175. In lieu of a cash payment of the liquidated damages, we have agreed to issue convertible notes for the amount of liquidated damages due. The convertible notes will have essentially the same terms and conditions as the Notes issued in the November 30, 2004 restructuring.

Our November of 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His actions triggered liquidated damages to accrue under the November 2004 subscription agreement. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages continued to accrue in the amount of $222,013 for each 30-day period after December 30, 2004 until our registration statement is declared effective. Through March 31, 2005, the accrued liquidated damages totaled $888,052. The Subscription Agreement requires the liquidated damages to be paid in cash or free-trading stock. If paid in stock, we must issue stock in the amount of 200% of the cash payment amount. In lieu of the cash or free-trading stock, we have negotiated a settlement with the investors to issue restricted common stock in settlement of the liquidated damages. This settlement will result in the issuance of 59,203,918 shares of restricted common stock and gives us until April 30, 2005 to file a new registration statement. We are currently in the process of completing the new registration statement.

Risk Factors

An investment in our common stock involves risk. You should carefully consider the following risk factors, in addition to those discussed elsewhere in this report, in evaluating our company, its business, and prospects. The following risks could cause our business, financial condition, and operating results to be materially and adversely affected.

We have limited resources and our inability to obtain additional financing could negatively affect our growth and success.

We have incurred substantial losses since our inception, and we are currently experiencing a cash flow deficiency from operations. Our current cash flow and capital resources are limited, and we may require additional funds to pursue our business. We may not be able to secure further financing in the future. If we are not able to obtain additional financing on reasonable terms, we may not be able to execute our business strategy, conduct our operations at the level desired, or even to continue business.

We have received a qualified report from our independent auditors

The report by the independent auditors on our financial statements indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report indicates that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

We have invested capital in high-risk mineral projects where we have not conducted sufficient exploration and engineering studies.

We have invested capital in various mineral properties and projects in North America where we may not have conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry. Our mineral projects involve high risks because we have not invested substantial sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning, and economic analysis to the same extent that other mining companies might deem reasonable.

We will not be successful unless we recover precious metals and sell them for a profit.

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not always be able to generate a profit on the sale of gold or other minerals because we can only maintain a level of control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

The cost of our exploration and acquisition activities are substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves established in the future.

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature, involves many risks, and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. Once gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis. Mineral exploration companies must continually replace mineralized material or reserves depleted by production. As a result, there can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

The price of gold fluctuates on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations are significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises, and production costs in major gold-producing regions, such as South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mineral production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations, and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold prices decline substantially, it could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. However, if the gold price falls below that committed price, our revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of the date of filing of this report, we have no open hedge positions.

Since our business consists of exploring for or acquiring gold prospects, the drop in the price of gold will negatively affect our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities to acquire properties with gold mineralized material or reserves with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would negatively affect our asset values, cash flows, potential revenues, and profits.

We compete with other mineral exploration and mining companies

We compete with other mineral exploration and mining companies or individuals, including large, established mining companies with substantial capabilities and financial resources, to acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable mineral lands available for claim staking, lease, or other acquisition. There can be no assurance that we will be able to acquire mineral properties against competitors with substantially greater financial resources than we have.

Our activities are inherently hazardous and any exposure may exceed our insurance limits or may not be insurable.

Mineral exploration and operating activities are inherently hazardous. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration and production of gold and other metals, any of which could result in work stoppages, damage to property, and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure ourselves against such liabilities because of the high premium costs, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

We do not have proven or probable reserves, and our mineral calculations are only estimates; any material change may negatively affect the economic viability of our properties.

Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do not anticipate expending sums for additional drilling and analysis to establish proven or probable reserves on our properties. We drill in connection with our mineral exploration activities and not with the purpose of establishing proven and probable reserves. Therefore, most of our activity must be called exploration or test mining. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are estimates only, subject to uncertainty due to factors, including the quantity and grade of ore, metal prices, and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining, and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the quantity of mineralized material may vary depending on metal prices. Any material change in the quantity of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production.

Our operations are subject to strict environmental regulations, which result in added costs of operations and operational delays.

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries and jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

We have no insurance for environmental problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund fully the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

We are subject to federal laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.

The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks. We believe we currently maintain adequate reclamation bonds for our operations.

Changes in state laws, which are already strict and costly, can negatively affect our operations by becoming stricter and costlier.

At the state level, mining operations in Nevada are regulated by the Nevada Division of Environmental Protection, or NDEP. Nevada state law requires our Nevada projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under Nevada law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Title claims against our properties could require us to compensate parties, if successful, and divert management’s time from operations.

There may be challenges to our title in the properties in which we hold material interests. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the effected property. The validity of unpatented mineral claims, which constitute most of our holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. While we have no pending claims or litigation pending contesting title to any of our properties, there is nothing to prevent parties from challenging our title to any of our properties. While we believe we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration programs.

We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends, and we do not plan to pay cash dividends in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no assurance that the price of our common stock that will prevail in the market after this offering will ever exceed the price that you pay.

Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.

Robert Faber, Chief Executive Officer, President and acting-Chief Financial Officer, and John Cook, Chairman of the Board, are important to our success. If either of them become unable or unwilling to continue in their present positions, our business and financial results could be materially negatively affected.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We plan to expand our business and the number of employees over the next 12 months. In particular, we intend to hire additional administrative personnel. Our inability to hire and retain additional qualified employees could have a negative impact on our chances of success.

The issuance of securities by us may not have complied with or violated federal and state securities laws and, as a result, the holders of these shares and warrants may have rescission rights.

Securities issued by us may not have complied with applicable federal and state securities laws, the result of which is that the holders of these securities may have rescission rights that could require us to reacquire the securities.

Outstanding convertible securities and warrants may result in substantial dilution.

At March 31, 2005, we had outstanding 234,567,757 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At March 31, 2005, these notes and warrants were convertible into or exercisable for a total of approximately 176 million additional shares of our common stock, subject to further anti-dilution provisions.

Our stock is a penny stock and trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. NASD sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property

Plum (Billie the Kid/Lucerne)

Location, Access, and Title to the Property

We own the following mineral projects: Billie the Kid /Lucerne gold and silver project and the Como mineral Claims. The Billie the Kid/Lucerne project is located in Storey and Lyon Counties, Nevada. The Billie the Kid/Lucerne project is physically situated roughly three miles south of Virginia City, Nevada. Paved state highways from Reno, Carson City, and Virginia City provide access to the property. The Como mineral Claims are located in Lyon County, Nevada, approximately 15 miles east of Carson City, and have not been explored or developed by us.

Our property rights to the mineral properties consist of several mineral leases, unpatented mineral claims, and fee ownership of real property. We have a mineral exploration and mining lease agreement with Claire Obester and the Estate of Dorothy Obester dated January 1, 1997 covering mineral rights to five patented claims located in both Storey and Lyon Counties, including the Billie the Kid and Lucerne patented lode claims. The lease has a primary term of eight years, with an expiration date of January 1, 2005. The term may be extended for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay monthly lease payments of $500 until the mineral claims are put into production. Once production of minerals begins, we must pay a royalty to the lessor equal to the greater of $500 per month or a royalty percentage on the amount received by us on the sale of the mineral products less the costs incurred for marketing, distribution, processing and sales, commonly referred to as a Net Smelter Return. The royalty percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is at least $400 per ounce but less than $500 per ounce, and 5% if gold is $500 or greater per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

We have a second mineral exploration and mining lease agreement with the Donovan Silver Hills, LLC dated September 1, 1999 covering seven patented claims and 13 unpatented claims located in Storey and Lyon Counties. The lease has a primary term of ten years, with an expiration date of September 1, 2009. The term may be extended as long as exploration, development, mining or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We must pay monthly lease payments of $250 until the mineral claims are put into production. Once production of minerals begins, we must pay a royalty to the lessor amounting to the greater of $500 per month or a royalty percentage of the Net Smelter Returns. The royalty percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is at least $400 per ounce but less than $500 per ounce, and 5% if gold is $500 or greater per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

In addition to the mineral leases, we hold 20 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. As of March 31, 2005, five payments have been made.

Present Condition of Property and Work Performed

We have not completed extensive characterization of mineralized material, geologic analysis, metallurgical testing, mine planning, or economic analysis on the Plum mineral assets. We are in the process of having a third party evaluate our mine plan. We expect to release a reserve report for the Plum project in the second or third quarter of 2005.

Description of Equipment and other Infrastructure Facilities

We use 50 ton Caterpillar 773 haul trucks to haul the mineralized materials from the Billie the Kid/Lucerne open pit to the crushing and process facility located in the northeast corner of the property. The mineralized material is crushed, screened, and agglomerated in a self-contained portable crushing plant. The mineralized material is fed to an apron feeder by a front-end loader. The feeder provides a steady feed to a Pioneer jaw crusher. The crushed material is then conveyed to a Simplicity triple deck vibrating screen. The oversize material from the screen is filtered in closed circuit to a Symons 4-1/4-foot standard cone crusher where it is crushed and conveyed to the screen.

Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pugmill feed conveyor. All the two-inch material from the screen is conveyed to a Davis 1500 pugmill-agglomerator. We use a load-out hopper to drop a preselected amount of agglomerated material into the Caterpillar 773 haul trucks, which is then transported to and dumped on the leach pads. A chemical solution is then applied to the mineralized material on the leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the Merrill-Crowe recovery plant. The precipitate collected in the presses is collected, dried, and smelted on the property using an electric furnace to produce gold dore.

Our third-party contract mining company owns and provides the haul trucks, front end shovel, loaders, blade, dozer, hopper, crushers, screen, mobile crane, foot roller, water truck, conveyors, and generators. We own the Merrill-Crowe gold precipitation plant, the agglomerator, dozers, excavators, water truck, cement silo with a screw feeder, and conveyors. The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than a year old. Most of the other mining equipment we own that is located at the Billie the Kid/Lucerne facility is approximately 10 to 12 years old but is good condition. The total book value of our equipment associated with the Billie the Kid and the Lucerne facilities is approximately $1,800,000.

Power Utilization at the Plum Property:

We completed the installation of the grid power line to the crushing/screening/agglomeration system, replacing a Caterpillar 3516 (1000 kilowatt) diesel generator. The change has reduced our crushing costs and directly attributed to expanding our permit for teons crushed.

Geology, Structure and Mineralization

Several large low angle brecciated structural zones (faults) dominate the geology of the Billie the Kid/Lucerne deposit. The thickness of these structural zones ranges from 20 to 30 feet. Gold mineralization within the Billie the Kid/Lucerne deposit is closely associated with dikes and sills that are composed of Alta Andesite, a dark-colored, fine-grained volcanic rock, but these rocks are rarely or weakly mineralized. Hartford Rhyolite, a fine-grained volcanic rock, hosts approximately 70% to 80% of the gold mineralization and the remaining 20% to 30% is associated with Alta Andesite.

Mineralized Material

We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered test mining or exploratory in nature. As evidenced by the 213 reverse circulation drill holes drilled between 1990 and 1993, and aided by surface geological mapping, sampling, mine modeling and metallurgical testing, we believe the present Billie the Kid/Lucerne Pit contains estimated gold-bearing mineralized material of approximately 880,000 tons. After accounting for the approximately 100,000 tons of material excavated during the first six months of 2004, we believe the deposit contains approximately 780,000 tons of mineralized material. This 100,000 tons of material is presently distributed as follows: 54,000 tons under leach, 26,000 tons at the stockpile, and 22,000 tons used for over-liner at the leach pad. Adjacent to the Billie the Kid/Lucerne pit, we have an additional mineralized area named SR341 Resource, which we believe contains approximately 580,000 tons of mineralized material.

It should also be noted that the above-stated tonnage of mineralized material does not reflect waste dilution during test mining or metal value losses in processing. We have established procedures to recalculate and update our mineral inventory annually, and we plan do so in 2005. Our year-end mineral inventory calculations will incorporate test mining depletions and addition to inventory based on results of mine optimization and exploration work performed during 2004.

Future Exploration Potential

We are conducting an exploration program to test surface mineral targets as well as deep underground bonanza targets by using geological mapping, geochemical/geophysical investigations and drilling. The quantities of mineralized material identified as the SR341 Resource may be limited by its proximity to State Route 341. Under Nevada state laws, mining operations can relocate State Route 341. Historically, State Route 341 has been moved to permit mining in the area. To relocate State Route 341, we would need to get permission and bear the expense of its relocation.

Gold Canyon and Spring Valley (Placer Projects)

We own a 100% interest in the 25 federal unpatented placer claims located in Lyon County, Nevada that comprise the Gold Canyon and Spring Valley projects. The 25 unpatented placer claims cover approximately 850 acres and are located about 30 miles southeast of Reno and four miles south of Virginia City, Nevada. We have not completed any exploration activity on the Gold Canyon or Spring Valley properties. The properties are undeveloped and do not contain any open-pit or underground mines. We have not established any proven or probable reserves on the mineral claims. All of our activities associated with these properties are exploratory in nature. There is no mineral processing plant or equipment located on the properties. Currently, there is no power supply to the Gold Canyon and Spring Valley properties.

The “Big Mike” Copper Project

We own a 100% interest in the 17 unpatented lode claims and one placer claim covering a total of 310 acres in Pershing County, Nevada that comprise the Big Mike Copper Project. The Big Mike Copper Project is located approximately 32 miles south of Winnemuca in Pershing County, Nevada. Access to this site is available by way of Grass Valley Road, a county maintained paved and gravel road, for 30 miles and then two miles on a BLM gravel road. The property is situated at an elevation of 5,000 to 5,500 feet. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. We have not completed any exploration activity or undertaken any geologic, engineering or economic studies on the Big Mike Copper Project. We anticipate that the Big Mike Copper Project will be a low-cost copper recovery project with the copper oxide bearing material remaining from the previous leaching operation carried out by Ranchers’ Exploration and Development Corporation. The property includes an open pit, mineralized material in a stockpile, and waste dumps. As the site was previously mined, there are also roads and graded areas on the property. Two cased water wells with rights to two cubic feet per second are also present on the property.

On November 1, 2004, we announced the signing of a Memorandum of Understanding with MBMI Resources, Inc, of Vancouver, Canada, to form a 50-50 joint venture to bring the Big Mike Copper Project into operation. The current price of copper has enhanced the economic viability of this project and has prompted us to accelerate our efforts to place it into production. The objective of the joint venture is to establish commercial copper production using a vat leaching process. MBMI will be responsible for all costs associated with the development of the project, estimated to be in the range of $1.25 million to $1.50 million. The joint venture will provide us with the opportunity to participate in future production profits from the Big Mike project with no capital outlay. Completion of the transaction is subject to due diligence and regulatory approval. We expect to enter into a formal joint venture agreement in the second or third quarter of 2005.

Mineral Permits Acquired in Alberta, Canada

In May 2004, the Alberta government granted us mineral permits for all non-energy minerals on nearly 800 square miles of Alberta, Canada mining mineral property. Sedimentary Oolitic iron bearing material was discovered in 1953 from oil and gas drilling on the area of our mineral permits. We are in the process of reviewing existing data and conducting a pre-feasibility study on the project. This study will include new testwork to follow-up earlier testwork performed on the property. From 1995 through 1997, a series of tests were performed that showed the mineralized material present was amenable to treatment to produce enriched iron. We are in the final stages of acquiring the coal rights on this property. We are also investigating the possible acquisition of the energy minerals, gas and oil on this property.

This is an early stage project and our activities associated with this mineral area are exploratory in nature. We have not established any reserves on this property. The scope and size of this potential project will require substantial capital, time and outside assistance during both the pre- and post-feasibility stages. We are considering several financial alternatives, including a joint venture, to develop this project.

Item 3. Legal Proceedings

The State Court Case

On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against defendants Stephen B. Parent, Ron Haswell, Walter Doyle, Seth Shaw, Antonio Treminio, together with their spouses, and Ecovery, Inc., a Nevada corporation (“Ecovery”).

The 12-count complaint alleges claims for violations of Arizona’s racketeering act, state-law securities fraud (primary and secondary liability), common-law fraud, negligent misrepresentation, breach of fiduciary duty, negligence/gross negligence, breach of contract, unjust enrichment/restitution, theft/conversion, conspiracy liability, and injunctive relief. In essence, the complaint alleges that Stephen Parent misrepresented the value of certain placer mining claims that his company, Ecovery, sold to us in 2003 in exchange for approximately 99,000,000 shares of our stock; that Ecovery no longer had good title to the mining claims when they were sold to us; that Mr. Parent and the other named defendants conspired to defraud us out of approximately 24,000,000 shares of our stock; and that Mr. Parent misappropriated more than $300,000 in company funds.

On November 29, 2004, we moved for a temporary restraining order, or TRO, prohibiting Mr. Parent and his spouse from selling, transferring, assigning, or otherwise disposing of up to approximately 123,000,000 shares of our stock in their possession. After a hearing, at which the Parents appeared through counsel, the Honorable Anna M. Baca granted the motion, conditioned on the posting of an $8 million bond. We did not post the bond, and the TRO was subsequently dissolved.

On or about December 9, 2004, Mr. Parent and fellow GoldSpring directors Jerrie W. Gasch and Purnendu K. Rana Medhi purportedly seized control of our company. Afterward, the Parent-led GoldSpring purported to fire Greenberg Traurig, LLP (“GT”) as counsel for our company in this litigation and to hire Ronan & Firestone, PLC (“Ronan”) as substitute counsel. Thereafter, on December 22, 2004, Ronan filed a stipulation to dismiss the lawsuit, purportedly on behalf of our company. Also on December 22, 2004, the Parents filed their answer, in which they generally denied the allegations of the complaint.

     On December 29, 2004, GT filed a motion on behalf of GoldSpring to strike the stipulation to dismiss that Ronan had filed. Judge Baca heard oral argument on the motion on February 2, 2005, and took the matter under advisement. Further oral argument was heard on March 22, 2005. In light of the preliminary injunction that was issued in a related shareholder action in federal district court (discussed below), and the resolutions passed by our Board of Directors on February 22, 2005, Judge Baca granted the motion in an Order dated March 22, 2005, and struck Ronan’s purported stipulation to dismiss.

     In the same ruling, Judge Baca said that “there are serious conflicts in the continued representation of the Parents in this lawsuit by Gust Rosenfeld.” The Court was referring to the fact that Parent had hired Gust Rosenfeld as GoldSpring’s counsel after purportedly taking over our company on December 9, 2004. The Court therefore ordered further briefing on whether Gust Rosenfeld should be disqualified as the Parents’ counsel. Shortly thereafter, on March 28, 2005, Gust Rosenfeld voluntarily withdrew as the Parents’ counsel. The Parents have not yet hired new counsel.

     Aside from Stephen and Judith Parent, the only other defendants who have been served are Seth Shaw and Ron Haswell. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell has not yet responded to the complaint.

The Federal Court Case

Background

Stephen B. Parent and several others purporting to represent a majority of the shareholders of our company adopted Consent Resolutions in Lieu of a Special Meeting of Shareholder’s dated December 9, 2004, and Mr. Parent, Jerrie W. Gasch, and Purnendu K. Rana Medhi, each of whom currently is a director of our company, adopted Directors’ Consent Resolutions (together the “Consent Resolutions”) dated December 10, 2004. Taken together, the Consent Resolutions, by their purported terms, removed John F. Cook, Robert T. Faber, Leslie L. Cahan, Todd S. Brown, Christopher L. Aguilar, Stanley A. Hirschman, and Phil E. Pearce as directors, rescinded the restructuring of a $10 million financing transaction entered into in March 2004, removed Mr. Faber as President of our company, named Mr. Parent as President of our company and his wife as Secretary of our company, designated Mr. Parent as the sole signing officer of our company’s bank accounts, and terminated our company’s legal counsel.

On December 22, 2004, Robert T. Faber and Leslie L. Cahan (collectively, the “plaintiffs”), who are shareholders and directors of our company, filed a lawsuit in the United States District Court for the District of Arizona, entitled Robert T. Faber, et al. v. Stephen B. Parent, et al., No. CV04-2960-PHX-EHC (“the Litigation”). The plaintiffs asserted claims in both their individual capacities and derivatively, on behalf of our company, against directors Stephen B. Parent, Jerrie W. Gasch, and Purnendu K. Rana Medhi (collectively, the “defendants”), alleging that, by adopting the Consent Resolutions, the defendants had unlawfully orchestrated an illegal coup to wrest control of our company from its current officers and directors.

The Temporary Restraining Order

Following a hearing on December 22, 2004, at which the Court heard evidence and argument of counsel, the Honorable Earl H. Carroll issued a December 23, 2004 Order Granting Plaintiffs’ Motion for Temporary Restraining Order (or TRO). The TRO precluded defendants and their agents from (1) making any withdrawals from any bank accounts of our company, other than reasonable withdrawals necessary to the daily operations of the business; (2) rescinding or interfering in any way with any transactions approved by our company’s Board of Directors prior to December 9, 2004; (3) entering into any contracts or agreements with third parties on behalf of our company or disposing of or transferring any property or assets of our company; and (4) issuing or otherwise transferring any stock or debentures.

The Court subsequently continued the TRO through February 15, 2005 and confirmed that none of the defendants were to receive any payments from our company during the pendency of the TRO. Despite the Court’s Order, the defendants have since produced business records of our company demonstrating that, after adopting the Consent Resolutions, the defendants arranged for our company to pay them a collective total of $38,721, including $20,869 in payments to Stephen Parent.

The Preliminary Injunction

Following additional hearings in which the Court heard witness testimony and evidence, the Court issued an Order on February 15, 2005 granting plaintiffs’ Motion for a Preliminary Injunction. The Preliminary Injunction ordered the reinstatement of our company’s Board of Directors as it existed prior to December 10, 2004. As a result of the Court’s Order, John F. Cook, Robert T. Faber, Christopher L. Aguilar, Todd S. Brown, Leslie L. Cahan, Stanley A. Hirschman, and Phil E. Pearce have been reinstated as directors. Stephen B. Parent, Jerrie W. Gasch, and Purnendu K. Rana Medhi remain directors. The Court’s February 15 Order also stayed the implementation of the Consent Resolutions, and directed us to hold a special shareholders meeting within 30 days.

In concluding that the Preliminary Injunction should issue, the Court stated, “The Court is specifically concerned about the irreparable injury that would occur to GoldSpring and its shareholders and investors if Defendants [Mr. Parent, his wife, Jerrie W. Gasch, and Purnendu K. Rana Medhi] are permitted to manage the corporation. There is substantial evidence of Parent’s wrongdoing in his former position as CEO of GoldSpring, such as his misappropriation of corporate assets for his personal use. The Defendants’ attempt to rescind the [financing] transaction that was approved at the Board of Directors meeting on November 30, 2004 could adversely impact GoldSpring’s ability to meet its obligations under the agreement. Rescission of the refinancing transaction would prove detrimental for GoldSpring because the corporation would be forced to pay the $200,000.00 monthly penalty for failing to file the S-1 Registration with the SEC within ninety (90) days of the March 22, 2004 agreement between GoldSpring and [various investors]. This penalty had accrued to over $1,000,000.00 as of November 30, 2004.

Thereafter, the defendants filed a motion for reconsideration in which they asked that the Preliminary Injunction be dissolved or, alternatively, that the Court clarify the injunction order and require the plaintiffs to post a bond. On February 25, 2005, the Court held a hearing on the defendants’ motion for reconsideration. The Court denied the defendants’ requests to dissolve the Preliminary Injunction and to require the posting of a bond. In response to defendants’ request for clarification of the injunction order, the Court ordered that our company is not to issue additional shares prior to the special shareholders meeting, and that the record date for the special shareholders meeting shall be December 9, 2004.

Our company believed that this ruling would disenfranchise the investors that participated in the November 30, 2004 restructuring transaction by preventing them from receiving and voting the shares they are entitled to receive through the conversion of their notes. A December 9, 2004 record date would also have disenfranchised all shareholders that acquired their stock on the open market after December 9, 2004.

Therefore, on February 28, 2005, our company filed a legal memorandum with the Court addressing these issues. In it, we pointed out that applicable federal securities laws require us to provide shareholders with current financial statements, which will not be available until March 31, 2005, and that Florida law and our company’s bylaws require that a record date be fixed in advance rather than in the past. On March 14, 2005, the Court held a hearing on these issues. After hearing argument of counsel, the Court indicated that it agreed with our position.

Accordingly, on March 17, 2005, the Court vacated its earlier Order directing us to hold a special shareholders meeting and setting December 9, 2004 as the record date for purposes of that meeting. The Court also vacated the provision of its February 25 Order prohibiting us from issuing additional shares. Finally, the Court reaffirmed its earlier Order reinstating our Board of Directors as it existed prior to December 10, 2004. In doing so, the Court ordered that the reinstated board shall remain in place until the Court orders otherwise.

The Investors’ Motion to Intervene

On March 2, 2005, Longview Fund LP, Longview Equity Fund, Longview International Equity Fund, and Alpha Capital AG (collectively, the “Investors”) moved to intervene in the litigation. In doing so, the Investors sought to dissolve the portion of the Court’s February 25, 2005 Order that prohibited our company from issuing stock to them under the refinancing transaction.

In their motion to intervene, the Investors alleged that they are holders of more than $3 million of Convertible Notes issued by us, which they received pursuant to the transaction in March 2004. The Investors further alleged that, under the terms of the Convertible Notes, they are entitled to convert the notes, in whole or in part, into our stock at any time. The Investors contended that, by preventing us from issuing stock, the Court’s February 25 Order is a de facto preliminary injunction in favor of the defendants, and effectively deprived the Investors of much of the benefits to which they are contractually entitled. Because the defendants had not met the requirements for injunctive relief, the Investors argued, that portion of the Court’s Order should be dissolved. Alternatively, the Investors asked the Court to order the defendants to post a $3.5 million bond to protect the Investors against any damages stemming from the de facto injunction.

On March 7, 2005, the defendants filed their response to the Investors’ motion. They contended that Judge Carroll’s February 25 Order was not an injunction and, in any event, that the Investors had failed to meet the requirements for intervention. Accordingly, they argued that the motion should be denied.

On March 18, 2005, the Court issued an Order denying the Investors’ motion as moot. The Court reasoned that, since its March 17 Order lifted the prohibition on the issuance of additional shares of our stock, the Investors had, in essence, already received the relief they requested in their motion to intervene. Therefore, the issues raised in that motion had become moot.

     The Company’s Motion Re: the Gust Rosenfeld Retainer

     After purportedly seizing control of our company on December 9, 2004, Stephen Parent, acting as the putative president of GoldSpring, authorized the payment of a $250,000 retainer to the law firm of Gust Rosenfeld using GoldSpring funds. On March 1, 2005, we filed a motion for an order requiring Gust Rosenfeld to provide a detailed accounting of its use of these funds and to refund the unused portion.

     On March 14, 2005, Gust Rosenfeld sent us a refund check for $83,903.38 and a “ledger” showing how the firm spent the other $166,096.62. Among other things, the ledger revealed that Gust Rosenfeld withdrew approximately $109,000 as payment for its attorneys’ fees and costs. The ledger also showed payments to other lawyers and outside vendors totaling approximately $57,000. Included in this amount were two “refund” payments to Stephen Parent totaling $21,000.

     We have filed a reply brief asking the Court to order Gust Rosenfeld to provide a more detailed accounting of its expenditures, including billing invoices for legal services it purportedly rendered to our company. We have also asked the Court to require Gust Rosenfeld to provide a written explanation for the payments to other lawyers and outside vendors, as well as the so-called refund payments to Parent.

     A hearing on our motion is scheduled for April 27, 2005 before Judge Carroll.

     The “New” Consent Resolutions

     On March 21, 2005, defendants Stephen and Judith Parent filed a “Motion for Order” asking the Court to remove certain directors of our company’s Board of Directors. Attached to the motion was a “Consent in Lieu of a Special Meeting of the Shareholders of GoldSpring, Inc.,” dated March 18, 2005 (the “Consent”). The Consent was nearly identical to the one adopted by the Parents and others on December 9, 2004. It purported to remove directors Robert T. Faber, John F. Cook, Leslie L. Cahan, Todd S.

Brown, Christopher L. Aguilar, Stanley A. Hirschman, and Phillip E. Pierce as directors of our company. The Consent was signed by shareholders Stephen Parent; Judith Parent; Aztech Environmental Industries, Inc.; Jasmine House, LLC; Frontline 2001, LLC; Jubilee Investment Trust PLC; Ronald M. Haswell; Mark and Jennifer Ward; Walter T. Plummer; Lynn Zollinger; Maia Ray; and Rita Hardy.

     On March 25, 2005, our company and the plaintiffs filed a joint response to the Parents’ Motion for Order. In it, we argued that (1) the shareholders who signed the Consent did not hold a majority of our company’s stock, which rendered the Consent ineffective; (2) the Parents solicited more than ten shareholders, and therefore violated Securities and Exchange Commission Rule 14a; and (3) the Parents cannot obtain the relief they seek because they have not asserted an affirmative claim in court.

     The Parents filed a reply and supplemental reply on March 20, 2005, and April 11, 2005, respectively. In the reply, the Parents argued that the shareholders who signed the Consent do, in fact, hold a majority of the outstanding shares as of the date it was executed, and that any shares issued after that date are not to be counted. They also denied having solicited more than ten persons, and denied any obligation to state an affirmative claim before seeking the relief asked for in their motion. In their supplemental reply, the Parents referred to our company’s recent Form 8-K filing (the “8-K”) with the Securities and Exchange Commission. In the 8-K, we disclosed that our company had issued (1) 59,203,918 shares of restricted common stock in connection with the Settlement Agreement Regarding Failure to File a Registration Statement; (2) six secured convertible notes in an aggregate amount of $6,584,005 in connection with the Settlement Agreement Regarding Mandatory Redemption Payment; and (3) convertible notes in the amount of $403,175 in connection with the Settlement Agreement Regarding Failure to deliver shares due upon conversion. The Parents contended that the transactions referred to in the 8-K constituted an unfair dilution of the “non-Merriman shareholders’” stock holdings.

     A hearing on the Parents’ Motion for Order is scheduled for April 27, 2005 before Judge Carroll.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the OTC Bulletin Board under the symbol “GSPG:OB”. The following table sets forth the high and low bid prices for our common stock since we commenced trading on February 28, 2002.

Year	Quarter	High	Low
2003	First	1.05	0.06
2003	Second	0.16	0.01
2003	Third	0.49	0.05
2003	Fourth	0.84	0.27
2004	First	1.04	0.66
2004	Second	0.85	0.28
2004	Third	0.42	0.17
2004	Fourth	0.22	0.10

As of December 31, 2004, we had over 2,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2004, we had 204,938,076 shares of common stock outstanding. The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

We have never paid dividends and do not expect to pay any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operations

     The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

     The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2004, as well as our future results.

Overview

We are a North American production-focused mining company whose objective is to achieve growth and profitability through enhancements at our active gold and silver-producing mine near Reno, Nevada and through the acquisition of additional mining projects in the Comstock Lode region that can be efficiently put into near-term operation and production.

We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered test mining or exploratory in nature. We are currently undergoing a third-party review of our mine plan. We anticipate that a reserve report will be released during the second or third quarter of 2005.

We currently own mineral properties and conduct our primary mining operations in the Comstock Lode, located about 30 miles southeast of Reno, Nevada. This operation consists of the Plum Mining facility. We also own mineral permits in Alberta, Canada. We have no active operations in Canada.

The year 2004 presented our company with numerous challenges that impacted our performance in the form of financial and operational confusion as well as management distraction. A legal dispute over control of our company, a resulting series of disruptive management changes, their impact on operations and morale and the resulting need for a significant financial restructuring effectively slowed our progress toward both growth and profitability. In addition, the Comstock Lode region experienced record level snowfalls during the winter of 2004 and 2005. While the unusually heavy precipitation did not interfere with the overall recovery of mineralized material, it did reduce operating efficiency at the plant. Despite these numerous challenges, however, we delivered our first production from the Plum Mining facility during late third quarter 2004.

Results for 2004 were further impacted by liquidated damages that resulted from our inability to have an effective registration statement as required by our financing agreements. Compounding this issue were legal and related expenses incurred in a dispute over control of our company.

We currently believe that the bulk of the management control-related disruptions we experienced in 2004 and early 2005 have passed, and that we now can focus our efforts on achieving growth and positive cash flow in 2005. Our ability to maintain that focus will depend largely upon our relationships with a number of our investors that are now note holders as the result of our 2004 financial restructuring. This debt obligation is substantial, and we are committed to repayments that are schedule to occur in years 2005, 2006, and 2007.

Our negotiations with our note holders regarding the debt obligation have so far been successful. We remain optimistic that these negotiations will continue in a positive vein and that we will be able to reach a resolution with our note holders that yields an outcome beneficial to our company and all of its shareholders. Specifically, we have approached the note holders and requested a deferral of the repayment of both the principal and interest amounts that were originally scheduled to be paid in 2005. The note holders have been receptive to our approach and our talks are them are progressing. We are optimistic that these discussions will remain positive in tone and that we will soon have an agreement on deferral of the obligation. Of coursem there can be no assurances that this will be the result.

Our strategy calls for growth in two ways. First, we seek growth through the expansion of the existing ore base at our Plum mining facility. This process consists of actively conducting exploration to identify additional ore bodies. The successful location of new ore bodies on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions.

Second, we seek growth through the acquisition of mining projects, which are located within the general vicinity of the Comstock Lode area and which have proven in-ground reserves, advanced permitting, and solid exploration potential. While the Comstock Lode is the focus of our search for acquisition opportunities, we would consider acquisitions outside of the Comstock Lode if those opportunities were compelling. We do not compete with major mining companies. Rather, we seek to acquire small, proven projects from large mining companies whose business operations and business models make those projects economically inefficient for their ongoing investment.

We believe that there remain significant unexplored and unexploited mineral deposits in the Comstock Lode region. We plan to invest substantial resources in our existing Plum mining operation in search of unexploited deposits. We will also seek out acquisition opportunities in this same region. It is our belief that we possess a unique advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

Placer Claims, Water Rights, and Mineral Permits

We originally became a mineral company through an acquisition in March 2003. That acquisition provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper Project. In November 2003, we acquired the Plum mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims. In a separate transaction, we obtained mineral permits in Alberta, Canada in May 2004.

Of the various placer claims, only the Big Mike Copper Project is budgeted for activity in the near future. In 2004, prior to the disruptive events referenced earlier, we had executed a Memorandum of Understanding for a joint venture arrangement to develop and operate the Big Mike Copper Project. The disruptive events of 2004 caused concern within the management of our joint venture partner and as a result discussions ceased and the project was abandoned. Based upon our improving management stability, the joint venture partner has reactivated its interest in the original joint venture agreement.

The Big Mike Copper Project is located in Pershing County, Nevada. It covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered exploratory in nature. We have not completed any exploration activity on the project. We expect that it will be a low-cost copper oxide leaching operation to recover copper from the copper oxide bearing material remaining from the leaching operation carried out on the property by a prior owner. The property includes an open pit, mineralized material in a stockpile and waste dumps. We believe the property has exploration potential for primary and oxide copper. Although the project was delayed from its original schedule, we believe that the current price of copper continues to enhance the economic viability of this project, and are actively working to formalize the joint venture arrangement and to place the project into production.

In May 2004, the Alberta government granted us mineral permits for all non-energy minerals on nearly 800 square miles of Alberta, Canada mineral property. Sedimentary Oolitic iron bearing material was discovered in 1953 from oil and gas drilling on the area of our mineral permits. We are in the process of reviewing existing data and conducting a pre-feasibility study on the project. The study will include new test work to follow-up earlier test work performed on the property. From 1995 through 1997, a series of tests were performed that showed the mineralized material present was amenable to treatment to produce iron pellets and pig iron. We are in the final stages of acquiring coal rights in this area and expect those rights to be secured within the first half of 2005. We are also investigating the possible acquisition of the rights to the energy minerals, gas, and oil on this property.

This is an early stage project and our activities associated with this mineral area are exploratory in nature. We have not established any reserves on this property. The scope and size of this potential project will require substantial capital, time and outside assistance during both the pre- and post-feasibility stages. We are considering several financial alternatives, including a joint venture, to develop this project.

Results of Operations and Operational Plan

We believe our 2004 operating results are reasonable given the early stage of development at our Plum Mine property, combined with the internal disruption issues discussed earlier and the extraordinary weather (precipitation) that occurred in 2004.

Our Plum Mine, which is located in the Comstock Lode region, went into production in late third quarter 2004. The Comstock Lode region experienced record level snowfalls at approximately the same time, continuing through the winter of 2004/2005. While the unusually heavy precipitation did not interfere with the overall recovery of ore, it did impact our ability to mine and crush the recovered ore.

During 2004, the Plum Mine produced 2,836 ounces of gold. We sold 2,314 ounces of this gold at an average price of $413 per ounce generating nearly $1 million in revenue. This resulting revenue was much smaller than the operating expenses we occurred in 2004. Those high operating expenses reflect the significant upfront effort and investment that was required to bring the operation into production. We believe that this high level of operating expense is typical for a mine in early stages of development, as is the Plum Mine.

In 2005, we plan to focus the bulk of our efforts on achieving operational improvements in both production and efficiency at our Plum Mine operation. We successfully completed our first full quarter of production in the fourth quarter of 2004, and we are now pursuing operational improvements through enhancements to our existing processes. These enhancements are expected to stem from increasing our volume of production combined with lowering the cost of our processes. Our objective for operational performance in 2005 is to establish a stable and predictable level of gold and silver production at the Plum Mine resulting in profitability and positive cash flow.

Liquidity and Capital Resources

We recognize that our cash resources are severely limited. We have a substantial obligation to pay our note holders approximately $15 million over the years 2005, 2006, and 2007, resulting from our 2004 financing (See 2004 Financing Events and Restructuring in Item 1). We do not currently have sufficient cash available to meet these obligations. We are currently negotiating with these note holders in an effort to delay repayment of both the principal and interest amounts, for a 12-month period commencing with the date of such agreement. Our negotiations with these note holders regarding the repayment delay have so far been successful and we remain optimistic that we will reach a resolution. However, in the event we are unable to reach a resolution on the repayment delay issue, we will be unable to meet the current note obligations and the future of our company will be in jeopardy. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, it is possible that we would be unable to secure such funding.

We have yet to realize an operating profit at our Plum Mine location. Our current business plan, however, calls for the Plum Mine operations to become profitable and generate positive cash flow for the year 2005. We believe that we have adequate capital resources to execute our business plan at our Plum Mine.

We expect the expand our existing leach pads, which currently number three, to a total of either four or five leach pads during 2005. The cost of this expansion will be approximately $600,000. That expenditure represents our only major capital expenditure currently planned for 2005.

Our strategy calls for growth through the acquisition of mining projects both inside and outside of the Comstock Lode area, which have proven in-ground reserves, advanced permitting, and solid exploration potential. While we plan to invest substantial resources in our existing Plum mining operation in search of unexploited deposits, we will also seek out acquisition opportunities. Should such opportunities arise which would be accretive to our business, we would seek to secure the necessary funding to support those acquisitions.

Item 7. Financial Statements

     See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have identified conditions as of December 31, 2004 that might be considered material weaknesses in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We are in the process of taking corrective measures to remedy the deficiencies in future periods.

Item 8B. Other Information

     Not applicable.

Item 9. Directors and Executive Officers of the Registrant

The information required by this Item relating to the directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 10. Executive Compensation

The information required by this Item relating to the directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to the directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

The information required by this Item relating to the directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this Report:

          (1) Financial statements filed as part of this Report:

          (2) Exhibits filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation of the Registrant, including all amendments to date (1)
3.2	Amended and Restated Bylaws of the Registrant (1)
10.5(a)	Subscription Agreement dated as of March 23, 2004 by and among the Registrant and the subscriber parties thereto (1)
10.5(b)	Subscription Agreement dated as of November 30, 2004 by and among the Registrant and the subscriber parties thereto (2)
10.6	Form of Convertible Note, dated as of November 30, 2004 issued by the Registrant to the subscribers (2)
10.7(a)	Common Stock Purchase Warrant A dated as of March 23, 2004 issued by the Registrant to the subscribers (1)
10.7(b)	Common Stock Purchase Warrant (Green Shoe) dated as of March 23, 2004 issued by the Registrant to the subscribers (1)
10.7(c)	Form of Class B Common Stock Purchase Warrant, dated as of November 30, 2004 issued by the Registrant to the subscribers (2)
10.8(a)	Funds Escrow Agreement, dated as of March 23, 2004 among the Registrant, the subscriber parties thereto, and the escrow agent (1)

Exhibit
Number	Exhibit
10.8(b)	Funds Escrow Agreement, dated as of November 30, 2004 among the Registrant, the subscriber parties thereto, and the escrow agent (2)
21.1	List of Subsidiaries (1)
23.1	Consent of Jewett, Schwartz & Associates
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by Reference to Registration Statement on Form S-1 (Registration 333-114697)

(2)	Incorporated by Reference to Registrant’s Current Report on Form 8-K dated December 6, 2004, as filed on December 8, 2004.

     (b) Reports filed on Form 8-K during the quarter ended December 31, 2004:

(1)	A Report on Form 8-K was filed with the Securities and Exchange Commission on October 6, 2004 relating to the election of four new directors.

(2)	A Report on Form 8-K was filed with the Securities and Exchange Commission on December 8, 2004 relating to the restructuring of securities issued in our March 2004 private placement transaction.

(3)	A Report on Form 8-K was filed with the Securities and Exchange Commission on December 14, 2004 relating to the removal of seven directors pursuant to a purported shareholders’ consent resolution.

(4)	A Report on Form 8-K was filed with the Securities and Exchange Commission on December 21, 2004 relating to the termination of negotiations with Bema Gold Corporation for our acquisition of the Yarnell Mining Company.

Item 14. Principal Accountants Fees and Services

The information required by this Item relating to the directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005	GoldSpring, Inc.
	By:	/s/ Robert T. Faber
Robert T. Faber
President and Chief Executive Officer

Date	Signature		Title

April 14, 2005	By	/s/ John F. Cook John F. Cook	Chairman of the Board of Directors

April 14, 2005	By	Stephen B. Parent	Director

April 14, 2005	By	/s/ Leslie L. Cahan Leslie L. Cahan	Director

April 14, 2005	By	/s/ Christopher L. Aguilar Christopher L. Aguilar	Director

April 14, 2005	By	/s/ Todd S. Brown Todd S. Brown	Director

April 14, 2005	By	/s/ Stanley A. Hirschman Stanley A. Hirschman	Director

April 14, 2005	By	/s/ Phil E. Pearce Phil E. Pearce	Director

April 14, 2005	By	/s/ Jerrie W. Gasch Jerrie W. Gasch	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GoldSpring, INC.

Table of Contents

Report of Independent Registered Public Accounting Firm	F — 2
Consolidated Balance Sheet as of December 31, 2004.	F — 3
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.	F — 5
Consolidated Statements of Changes in Stockholders’ Deficiency for the year ended December 31, 2004 and 2003.	F — 6
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and 2003.	F — 7
Notes to Consolidated Financial Statements.	F-9-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
Goldspring, Inc.

     We have audited the accompanying consolidated balance sheet of Goldspring, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspring, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2004. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

Hollywood, Florida

March 31, 2005

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,951,802
Prepaid expenses and other current assets	149,796
Inventories	288,687

TOTAL CURRENT ASSETS	2,390,285

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES:
Mineral properties	1,729,885
Plant, Equipment, Mine Development	5,171,863

TOTAL PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES	6,901,748

OTHER ASSETS:
Reclamation deposit	377,169
Equipment purchase deposit	110,000

TOTAL OTHER ASSETS	487,169

TOTAL ASSETS	$9,779,202

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$589,800
Accrued Expenses	776,187
Short-Term Lease Obligations	34,516
Current portion of long-term debt	7,700,941

TOTAL CURRENT LIABILITIES	9,101,444

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	256,620
Long-term Lease obligation, net of current portion	119,152
Long-term Asset retirement obligations	470,803

TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	846,575

TOTAL LIABILITIES	$9,948,019

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value, 500,000,000 shares authorized, 204,938,076 shares issued and outstanding	$136,489
Treasury Stock	(67)
Additional paid-in capital	7,376,518
Accumulated deficit	(7,681,757)

TOTAL STOCKHOLDERS’ DEFICIENCY	(168,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,779,202

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

		(Restated)
	2004	2003
REVENUE FROM GOLD SALES, NET	$955,380	$—
COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	1,946,433	—
Depreciation and amortization	443,843	1,118
Exploration	140,051	387,557
General and Administrative	1,430,596	2,214,957
Other	659,931	—

	4,620,854	2,603,632

OTHER INCOME (EXPENSE)
Gain on derivative investments, net	238,620	—
Liquidated damages expense (See Note 11)	(1,627,308)	—
Interest income	40,142	—
Interest expense	(65,996)	1,891

	(1,414,542)	1,891
NET LOSS	(5,080,016)	(2,601,741)

Net loss per common share — basic	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	187,819,639	135,138,181

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Common Stock
	Par value, $.000666 per share; 500,000,000 shares authorized
			Common	Stock	Treasury Stock	Additional	Treasury
	Shares		Stock	Subscriptions	Subscriptions	Paid-in	Stock	Accumulated
	Issued	Amount	Subscribed	Receivable	Payable	Capital	(at cost)	Deficit	Total
Balance — December 31, 2002	83,699,081	55,745	52,947	(52,947)	20,000	2,530,420	(20,000)	(2,614,051)	(27,886)

Effect of recapitalization						(2,614,051)		2,614,051	—
Retirement of common stock	(79,500,000)	(52,947)	(52,947)	52,947	(20,000)	32,947	20,000		—
Common stock issued for plant, equipment and mineral interests	91,523,149	60,954				399,183			460,137
Common stock issued for consulting services	24,289,000	16,176				2,103,954			2,120,130
Common stock retired	(11,735)	(8)							(8)
Issuance of common stock	37,000,000	24,642				1,885,366			1,910,008
Forward stock split	15,627,654	10,408				(10,408)			—
Other Adjustment 12/31/03						8			8

Net loss								(2,601,741)	(2,601,741)

Balance — December 31, 2003, Restated	172,627,149	$114,970	$	$	$	$4,327,419	$	$(2,601,741)	$1,840,648

Issuance of common stock for cash, net of issuance costs	22,182,462	14,773				9,414,008			9,428,781
Common stock issued for consulting services	50,000	33				41,967			42,000
Repurchase and retirement of common stock	(2,000,000)	(1,332)				(148,668)			(150,000)
Stock buyback and return to treasury						(74,933)	(67)		(75,000)
November Restructuring	(21,739,129)	(14,478)				(9,985,522)			(10,000,000)
Conversion of Debentures into Common Stock	33,817,594	22,523				3,802,247			3,824,770
Net loss								(5,080,016)	(5,080,016)

Balance – December 31, 2004	204,938,076	$136,489	$—	$—	$—	$7,376,518	$(67)	$(7,681,757)	$(168,817)

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Restated)
For the years ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,080,016)	$(2,601,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,708	1,118
Accretion of asset retirement obligations	17,017	—
Liquidated damages from March 2004 equity financing		1,100,649
Consulting services provided in exchange for common stock	42,000	2,120,130
(Increase) decrease in operating assets:
Inventories	(288,688)	—
Prepaid and other current assets	(101,504)	—
Other current assets	—	(102,291)
Increase (decrease) in operating liabilities:
Accounts payable	480,847	108,952
Accrued expenses	726,865	—
Asset retirement obligation	470,803	—

Total Adjustments to Reconcile Net Loss Used in Operating Activities	2,873,697	2,127,909

Net cash used in operating activities	(2,206,319)	(473,832)

Investing activities:
Reclamation bond deposit	(232,169)	(145,000)
Equipment deposit	(10,000)	—
Acquisition of plant, equipment and mineral properties	(4,747,629)	(1,927,356)

Net cash used in investing activities	(4,989,798)	(2,072,356)

Financing activities:
Net proceeds from the issuance of common stock	9,428,781	1,910,008
Principal payments on Note Payable	(400,000)	—
Purchase and cancellation of Company’s Common Stock	(150,000)	—
Purchase of Company’s Common Stock and returned to treasury	(75,000)	—
Proceeds from the issuance of note payable to related party	—	1,000,000

Net Cash flows provided by financing activities	8,803,781	2,910,008

Net Increase in cash	1,587,664	363,820

Cash — beginning of year	364,138	318

Cash — end of year	$1,951,802	$364,138

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for the acquisitions of GoldSpring, LLC and Ecovat, LLC	$—	$360,137

Issuance of common stock for an equipment deposit	$—	$100,000

Purchase of assets under capital leases	$168,202	$—

Purchase of assets by long-term debt	$63,269	$—

Convertible notes payable and accrued interest converted to common stock	$3,824,770

Convertible notes issued in connection with November Restructuring	$10,000,000

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies

Summarized below are the significant accounting policies of GoldSpring, Inc. (“We,” “GoldSpring,” or the “Company”)

We were incorporated in the state of Florida effective October 19, 1999 under the name of Click and Call, Inc.. On June 7, 2000, we filed an amendment to our Articles of Incorporation changing our name to STARTCALL.COM, INC. On March 10, 2003, we changed our name to GoldSpring, Inc. Prior to December 31, 2002, we reported according to the criteria of a Development Stage Enterprise and presented our financial statements in accordance with Statements of Financial Accounting Standards (“SFAS”) Number 7, Accounting and Reporting by Development Stage Enterprises. However, we do not believe we now qualify for the criteria of reporting in the development stage and do not report as such.

Currently the primary nature of our business is the exploration and development of mineral producing properties.

The financial statements are presented on the basis that our company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred operating losses since its inception. This condition raises substantial doubt as to our ability to continue as a going concern.

Our plans for the continuation of our company as a going concern include developing our Plum Mine into a profitable operation and potentially supplementing financing of our operations through sales of our unregistered common stock. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if we are unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

Restatement of Financial Statements

Our 2003 financial statements have been restated as follows:

•	In March 2003, we acquired substantially all of the mineral assets of Ecovery, Inc. in a merger transaction. The merger transaction between us and Ecovery was originally accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $8.9 million. After further investigation and consideration, we concluded that accounting for this transaction as a reverse merger more accurately reflects its nature. Three primary factors influenced the accounting treatment change for this transaction: (1) the change in control of our company based on the number of our shares issued to the Ecovery shareholders in the transaction; (2) the sole officer and director of our company resigned effective the date of the transaction; and (3) we had no operations prior to the transaction. The accounting impact of treating this transaction as a recapitalization instead of a business combination is an elimination of $8.9 million of goodwill and a reduction of Additional Paid-in Capital by the same amount.

•	In connection with the change in accounting treatment of the original transaction with Ecovery, we and the seller mutually agreed to cancel 46,500 convertible redeemable preferred shares in favor of a 20% net proceeds royalty agreement. Specifically, we reevaluated our accounting for certain convertible, redeemable preferred stock issued to Harlesk Nevada, a company controlled by Leslie L. Cahan, a director of our company since 2003. Since the substance of the economic arrangement between Harlesk Nevada and us was to provide a maximum financial benefit of $4.65 million to Harlesk Nevada by way of a 20% net proceeds royalty contingent obligation (subject to a continuing 2% NSR royalty) when and if the Gold Canyon and Spring Valley properties were put into commercial production, we and Harlesk Nevada mutually agreed to cancel the preferred stock and restate the same obligation in a net proceeds royalty agreement between the parties. Accordingly the Gold Canyon and Spring Valley assets have been adjusted to reflect the cancellation of the preferred stock. This change has been restated to reflect our company’s financial situation. These changes in accounting treatment had no effect on our results of operations.

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

Restatement of Financial Statements, Continued

•	Prior to the transaction with Ecovery, we had entered into various contractual arrangements to issue common stock as consideration for investor relations, business advisory, and related consulting services. We issued a total of 26,726,932 common shares of common stock valued at $4,123,278 for consulting services during the period from February 2002 through March 11, 2003. The entire amount was originally recorded as an expense in 2003. Subsequent to the preparation of the financial statements, we reviewed the transaction and determined that $2,043,278 of the expense should have been recognized in fiscal 2002 to correspond with the 2,726,932 shares of restricted common stock issued during 2002 and that the remaining $2,080,000, relating to the 24,000,000 shares issued during 2003 should be recognized as an expense in 2003. Accordingly, the financial statements have been restated to reflect the correct allocation of the consulting services expense.

•	After careful consideration and review of negative and positive evidence regarding the realization of deferred tax assets, we have determined that, for the year ended December 31, 2003, it is more likely than not that any deferred tax asset arising from net operating loss carryforwards or temporary differences will not be recognized in the near term given our company’s current stage of evolution. Accordingly, the financial statements have been restated to reflect a full reservation of deferred tax assets with a corresponding adjustment to income tax benefit shown in the statement of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, notes payable amounts approximate fair value at December 31, 2004.

Credit Risk

It is our practice to place our cash equivalents in high-quality money market securities with a major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, we consider our credit risk associated with cash and cash equivalents to be minimal.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Practice Bulletin (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).

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

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets described in Notes 2 and 3.

Derivatives

We may use derivative financial instruments as part of an overall risk-management strategy to hedge our exposure to changing metals prices. We recognize derivatives as assets or liabilities based on a fair value measurement. Gains or losses resulting from changes in the fair value of derivatives in each period are accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items. At December 31, 2004, we had no outstanding derivative instruments.

Inventories

We state inventories at the lower of average cost or net realizable value. At December 31, 2004, our inventories consisted of $239,943 of doré and bullion in our accounts at refineries and $48,744 of supplies and reagents. We were unable to estimate our in-process inventories at December 31, 2004, as our gold production processes are still in their inception stage, and we do not yet have sufficient data available to accurately calculate in-process inventory. We value inventories at the lower of full cost of production or net realizable value based on current metals prices. We determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products.

Revenue Recognition

We recognize revenue in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, when the sales price is determinable, the product has been delivered, the transfer of title to the customer has occurred, and collectibility of payment is reasonably assured.

Stock Issued For Services

We base the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable.

Plant and Equipment

We state plant and equipment at cost. We provide depreciation and amortization in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives or productive value.

We capitalize expenditures for renewals and improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time. We use the straight-line method of depreciation for financial reporting purposes for assets where not involved in mining production. Mine plant and equipment are depreciated using the units of production method.

Mineral Properties

We defer acquisition costs until we determine the viability of the property. We expense exploration expenditures incurred on non-producing mineral properties as incurred.

We expense holding costs to maintain a property on a care and maintenance basis as incurred.

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

We review the carrying value of our interest in each property on a quarterly basis. Where information and conditions suggest impairment, we write down these properties to net recoverable amount, based on estimated future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered.

We carry our property acquisition, construction costs, and asset retirement costs at cost less accumulated amortization and write-downs. We provide amortization during production on the units-of production method.

Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring, and closing our operating mine sites. In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 established a uniform methodology for accounting for estimating reclamation and abandonment costs. The Standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. If there is a current impairment of an asset’s carrying value and a decision is made to permanently close the property, changes to the liability will be recognized currently and charged to provision for closed operations and environmental matters.

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the years ended December 31, 2004 and 2003, we had net losses for which the affect of common stock equivalents would be anti-dilutive, accordingly only basic loss per share is presented.

Recent Authoritative Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards, or Statement, No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer permitted. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. As permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. We expect to adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement must be applied prospectively. Our adoption of SFAS 153 is not expected to have a material impact on our results of operations, financial position, or cash flows.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the estimated useful lives of property and equipment and software, determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

Risks and Uncertainties

We regularly evaluate risks and uncertainties and, when probable that a loss or expense will be incurred, record a charge to current period operations.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Note 2 — Mineral Properties

At December 31, 2004, our mineral properties consisted of the following:

MINERAL PROPERTIES:

Placer Gold Properties	$100,000
Big Mike Copper Property	119,138
Plum Gold Properties(1)	1,479,485
Water rights	90,000
Less Accumulated Depreciation and Amortization	(58,738)

Balance at 12/31/04	$1,729,885

(1)	Includes $453,786 of asset retirement obligation costs

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 2 — Mineral Properties — Continued

Placer Gold Properties and Big Mike Copper Property

In March 2003, we acquired GoldSpring, LLC (the Placer Gold properties) and Ecovat Copper Nevada, LLC (the Big Mike Copper property). Total consideration paid for the Placer Gold mineral properties and Big Mike Copper property was $100,000 and $119,138, respectively.

We are required to pay a 2% net smelter royalty for gold production at the Placer Gold properties once the $4,650,000 20% net proceeds contingent production royalty obligation has been satisfied.

Plum Gold Properties

We acquired the Plum Gold Properties as part of the acquisition of Plum Mining Company, LLC in November of 2003 for a total of $1,400,000, consisting of a cash payment of $200,000, 549,177 restricted common shares valued at $200,000, and a non-interest bearing promissory note payable (See Note 5) for $1,000,000.

Upon commencement of production at the Billie the Kid/Lucerne project, we will be required to pay royalties to the two lessors totaling the greater of $1,000 per month or a percentage of the Net Smelter Returns. The percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is in the $400’s per ounce, and 5% if gold is $500 or greater per ounce.

Note 3 — Plant, Equipment and Mine Development

At December 31, 2004, plant, equipment and mine development consisted of the following:

Plant and Equipment, Gold Properties	$5,568,383
Equipment, Corporate	14,825
Less Accumulated Depreciation	(411,345)

Balance at 12/31/04	$5,171,863

Included in plant and equipment at our gold properties at December 31, 2004, is equipment under capital lease of $168,202. Future minimum lease payments for the related obligation under capital lease are $38,986 for 2005, $32,422 for 2006 and 2007, and $38,889 for 2008. We recorded depreciation expense on equipment under capital lease totaling $17,380 during the year ended December 31, 2004.

Note 4 — Asset Retirement Obligations

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and Division of Environmental Protection require a surety bond to be posted for mining projects to assure that a site is left safe, stable, and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, we posted a surety bond in the amount of $553,000, of which $377,000 was in the form of a cash deposit and the balance was secured from a surety agent.

At December 31, 2003, we were not subject to reclamation or closure liabilities and therefore had not accrued any amounts related thereto. During the third quarter of 2004, we assessed future closure costs at our Plum Mine properties in connection with an approved reclamation plan submitted to the Nevada Division of Environmental Protection. Accordingly, we adjusted our associated long-lived

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

assets and recognized a corresponding asset retirement obligation. The total of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 7.5% from the time we expect to pay the retirement obligation to the time we incurred the obligation, along with assumed annual inflation of 2.6%.

Note 4 — Asset Retirement Obligations — Continued

The following is a reconciliation, as of December 31, 2004, of our total liability for asset retirement obligations:

Balance December 31, 2003	-0-
Asset retirement obligations due to approved reclamation plan	$453,786
Accretion expense	17,017

Balance December 31, 2004	$470,803

We recognized $15,482 of depreciation expense on our asset retirement costs during 2004.

Note 5 — Note Payable — Shareholder

We have a non-interest bearing note payable to a shareholder related to our purchase of the Plum Mining property. The note is payable in ten quarterly payments through June 2006. At December 31, 2004, our balance owing was as follows:

Balance at December 31, 2004	$600,000
Less current portion	(400,000)

Non-current portion	$200,000

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 6 — Convertible Notes Payable

We completed a private placement of securities transaction during March 2004 (the “March Offering”). In connection with the offering, we received gross proceeds of $10 million from a group of accredited institutional and individual investors. Subsequent to the closing of the March Offering, we failed to meet certain provisions of the offering that required for us to provide for an effective registration statement with the Securities and Exchange Commission.

As a result, and effective November 30, 2004, we restructured the private placement transaction and entered into a new subscription agreement. In connection with the restructuring, we exchanged 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase approximately 27.8 million shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments, for 21,739,129 shares of common stock and 21,739,129 warrants to purchase shares of common stock issued in the March Offering. The principal amount of the convertible notes consist of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. (See Notes 8 and 11).

The 8% convertible notes mature in November 2006. We must make monthly payments of 102% of 1/20th of the initial principal amount, together with accrued interest. We have the option to repay such amounts in shares of our common stock at a conversion rate equal to 85% of the average of the five lowest closing bid prices of our common stock during the 20 trading days preceding each payment date. We may prepay the outstanding principal amount by paying the holders of the notes 115% of the then-outstanding principal amount. Each holder of notes may convert the notes into shares of common stock at an initial conversion price of $0.20 per share, which is subject to anti-dilution adjustments. During the first 20 days following the closing date, the conversion price may be reduced to a price equal to 70% of the average of the five lowest closing prices of our common stock during the 20 trading days preceding the closing date.

On April 1, 2005, we failed to make our first payment on the notes and were in default of the terms of the convertible notes. Accordingly, at December 31, 2004, we classified the entire amount outstanding as follows:

Convertible Notes Payable-Current	$7,292,576
Convertible Notes Payable-Non-current	-0-

Total	$7,292,576

On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. In connection with the notice we reduced convertible notes payable by $3.8 million and recorded an additional 33,817,594 shares (converted at approximately $0.11 per share) of our common stock as issued and outstanding at December 31, 2004. Under the terms of the subscription agreement, we had three business days following receipt of the notice of conversion of notes to deliver to the note holders free-trading common stock certificates (the “Delivery Date”). The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the note principal amount being converted per business day after the Delivery Date. We did not deliver the share certificates within the period required in the subscription agreement and as a result, in March of 2005, a note holder elected to demand payment of $6,854,005 pursuant to the mandatory redemption payment provisions of the subscription agreement and forfeit his right to receive the shares in favor of the payment. (See Note 13).

Holders wishing to convert approximately $480,000 of convertible notes did not elect to demand payment pursuant to the mandatory redemption payment provisions of the subscription agreement. In March of 2005, we issued approximately 4.2 million shares (converted at approximately $0.11 per share) of our common stock to these converting note holders.

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 6 — Convertible Notes Payable — Continued

At December 31, 2004, we had accrued $304,644 in liquidated damages relating to our failure to deliver the shares to converting note holders.

Note 7 — Other Long-term Debt

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At December 31, 2004, we had the following amounts due under the financings as follows:

Other Long-term Debt-Current	$8,365
Other Long-term Debt -Non-current	54,904

Total	$63,269

Principal payments on other long-term debt for the next five years are as follows:

2006	$8,988
2007	9,657
2008	10,375
2009	11,147
2010 and thereafter	14,737

Note 8 — Commitments and Contingencies

Our March 2004 private placement, as restructured in November 2004, is subject to Non-Registration Events Provisions (“Non-Registration Provisions”) for the investors’ common stock that may be converted from convertible notes principal and interest and the exercise of common stock purchase warrants (see Notes 7 and 12). The Non-Registration Provisions generally require us to file and cause to become effective a registration statement with the Securities and Exchange Commission so that investors may sell their shares of common stock without restriction. To date, we have not been able to do so. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages would continue to accrue in the amount of $222,013 for each 30-day period after December 30, 2004 until our registration statement is declared effective.

The November 30, 2004 subscription agreement requires the liquidated damages to be paid in cash or free-trading stock. If paid in stock, we must issue stock in the amount of 200% of the cash payment amount. We do not have sufficient cash or free-trading stock to meet our obligations under the terms of the subscription agreement. In lieu of the cash or free-trading stock, we negotiated a settlement on March 29, 2005 with the investors to issue restricted common stock in settlement of the liquidated damages totaling $888,052. This settlement will result in the issuance of 59,203,918 shares of restricted common stock.

In connection with our settlement of liquidated damages, we have agreed to continue to pursue registration of securities with our investors and may be subject to additional liquidated damages if we are unable to file or make effective a registration statement in accordance with the terms of the settlement (See Note 13).

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 9 — Income Taxes

We did not provide any current or deferred US federal or state income tax provision or benefit through the years ended December 31, 2004 and 2003, because we have experienced operating losses since our inception. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its realizability.

At December 31, 2004 and 2003, we had a net operating loss carry forwards of approximately $4.7 million and $9.8 million, respectively. Utilization of our net operating losses, which begin to expire in year 2024, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. Due to the change in the nature of our operations and the expected likelihood that the net operating loss carry forwards may be utilized, we have elected to recognize a deferred tax benefit offset by an equal valuation allowance of approximately $3.4 million and $1.9 million, respectively, for the years ended December 31, 2004 and 2003, respectively.

Note 10 – Related Party Transactions

In addition to the related party transactions discussed in Notes 1 and 10, we had the following transactions with related parties:

On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against Stephen B. Parent, our former CEO and one of our directors. The complaint alleges that the director misrepresented the value of certain placer mining claims that his company sold to us in 2003 in exchange for approximately 99,000,000 shares of our stock; that his company no longer had good title to the claims when they were sold to us; and that the director incurred $307,190 in accountable expenses. We have asked, and given the director the opportunity, to provide appropriate documentation for any portion of the $307,190 that he believes to be legitimate business expenses. The $307,190 includes debit card withdrawals, credit card charges using the company’s accounts, a retainer to the director’s personal attorney and two laptop computers that the director has not returned to the company. As of April 14, 2005, we have received documentation from the director and are in the process of reviewing the material to evaluate whether the documentation is sufficient to support the expenses as legitimate business expenses. We are seeking the return of the portion of the funds that cannot be documented as legitimate business expenses and a return of the approximately 45 million shares of our common stock that the director received in 2003 in exchange for the mining claims.

As of December 31, 2004, the outcome of the litigation was uncertain. We have recorded a receivable from the director in the amount of $307,190. Due to uncertainties regarding collectability, we have fully reserved the amount of $307,190. We have not adjusted any accrual for a gain contingency regarding the potential return of the director’s shares of our common stock.

Note 11 – Liquidated Damages

At December 31, 2004, we had recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:
March 30, 2004 Non-Registration Provisions	$1,100,651
November 30, 2004 Non-Registration Provisions	222,013
Failure to timely deliver shares upon notice of converting note holders	304,644

$1,627,308

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 12 — Stockholders’ Equity

Common Stock

In March 2003, we amended our articles of incorporation, to increase the authorized number of shares of common stock to 500,000,000.

Common Stock issued for Consulting Services

In March 2003, prior to the Ecovery transaction, we entered into three consulting agreements under which we issued an aggregate of 24,000,000 shares of common stock, with an aggregate offering price of $2,080,000 (fair market value at the time of the contracts) in exchange for consulting services. Such consulting services were expensed during 2003 (See Note 1).

In 2003, we issued 89,000 shares of common stock valued at $.17 per share, with an aggregate price of $15,130 for consulting services. Also in 2003, we issued 200,000 shares of common stock for geological services provided by a director of our company.

Forward Stock Split

In September 2003, the Board of Directors approved a 10-for-11 forward split of our outstanding common stock. As a result of the stock split, our then outstanding 156,276,346 shares of common stock became 171,904,000 shares of common stock.

Common Stock issued for Plant, Equipment and Mineral Interests

In 2003, we issued 800,000 shares of our common stock valued at $.125 per share for a deposit on equipment to be purchased. We issued an additional 90,000,000 shares in connection with the Ecovery transaction and another 1,500,000 shares for the acquisition of the Plum Mining Company, LLC and the associated water rights.

Common Stock issued for Cash

In September 2003, we issued 36,000,000 shares of common stock at a price of $0.0496 per share, for an aggregate offering of $1,785,008. In addition, we issued 1,000,000 of our shares of common stock for $0.125 per share or $125,000.

March 2004 Offering

We completed a private placement of securities transaction during March 2004. In connection with the offering, we received gross proceeds of $10 million from a group of accredited institutional and individual investors through the issuance of 21,739,129 shares of unregistered restricted common stock at a price of $0.46 per share. The investors also received two forms of warrants in this transaction. The Green Shoe Warrants allowed the investor group to purchase an additional 10,869,575 shares of common stock under the same terms and conditions at a price of $0.46 per share. The Green Shoe Warrants are exercisable for a period of 180 days from the effective date of the registration statement. The series A warrants allow the investor group to purchase 10,869,575 shares of common stock at an exercise price of $0.86 per share and are exercisable during the four-year period ending March 2008. Subsequent to the completion of the offering, we failed to meet certain provisions of the offering that required us to provide for an effective registration statement with the Securities and Exchange Commission.

As a result, and effective November 30, 2004, we restructured our $10.0 million private placement transaction. In connection with the restructuring, we exchanged 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase approximately 27,800,000 shares of common stock at an exercise price of $0.20 per share subject to anti-dilution adjustments for 21,739,129 shares of common stock and 21,739,129 warrants to purchase shares of common stock issued in the March Offering. The principal amount of the convertible notes consist of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. (See Note 6).

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 12 — Stockholders’ Equity— Continued

We have agreed to file a registration statement to cover the resale of shares of common stock issuable upon conversion of the notes and issuable upon exercise of the warrants.

We exchanged the securities in reliance upon the exemptions provided by (a) Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) as securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange; and (b) Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Stock Purchase Warrants

In connection with our November 30, 2004 restructuring agreement, we agreed to issue (detachable) 50 Class B Stock Purchase Warrants (“the Warrants”) for each one-hundred shares that the convertible notes could be converted into, assuming they were converted immediately after closing of the restructuring agreement. The Warrants are exercisable at $0.20 within four years of their issue date and are subject to registration rights. We estimated the fair value of the warrants at the time of issuance as nil and have not reflected any discount on the convertible notes relating to them.

Conversion of Notes Payable

On December 20, 2004, we received a notice from the holders of approximately $3.8 million of convertible notes payable of their intention to convert the notes to common shares. We recorded 33,817,594 shares of common stock in our capital accounts relating to the conversion.

Common Stock Issued to Related Party for Services

During 2004, we issued 50,000 shares of our restricted common stock to a director in exchange for services. The value of the common stock issued approximated the expense of the services we recognized.

Common Stock Issued for Cash

During 2004, we issued 22,182,462 shares of our common stock for cash totaling $9,428,781, net of direct issuance costs.

Common Stock Purchased

During 2004, we purchased 2,000,000 shares of our common stock for $150,000 and cancelled the shares.

Common Stock Retired to Treasury

During 2004, we purchased 100,000 shares of our common stock for $75,000 and returned them to the treasury.

Note 13 — Subsequent Events

Settlement of Mandatory Redemption Payment Payable

During December 2004, we received notice from a holder of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. We did not issue or deliver the common stock within the period required in the subscription agreement and as a result, a note holder elected to demand payment pursuant to the mandatory redemption payment provisions of the subscription agreement. At December 31, 2004, the Company had recognized a current liability of $6,854,005 relating to the demand for payment (See Note 6). On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the holder of the $6,854,005 liability and agreed to convert the liability into six Convertible Debentures (“the Debentures”). The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 13 — Subsequent Events — Continued

Secured Convertible Debentures

The Debentures accrue interest at 12% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007. The debentures are subject to the following terms:

Conversion Rights

The Debentures are convertible, in all or in part, into shares of our common stock (“Conversion Shares”) at any time. The conversion price shall is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the mandatory redemption Payment; and (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion; provided, however, until the effective date of the registration statement (see below), the conversion price shall be fifty-percent (50%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion. In no event shall the conversion price be higher than (i) $0.1131 and (ii) the conversion price of the convertible notes (See Note 6), as adjusted from time to time, whichever is lower.

Security Agreement

Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to a shareholder (See Note 5) in substantially all of our assets.

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than June 30, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock.

EXHIBIT INDEX

23.1	Consent of Jewett, Schwartz & Associates

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002