Form 10KSB/A
period 2004-12-31
GOLDSPRING INC
filed 2005-04-29
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 000-32429

GOLDSPRING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	7389	65-0955118

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

GOLDSPRING, INC.

ANNUAL REPORT ON FORM 10-KSB/A
Amendment No. 1
For the Fiscal Year Ended December 31, 2004

PART III

PART III

Item 9. Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding our directors and officers:

Name	Age	Position
John F. Cook	65	Chairman of the Board of Directors
Robert T. Faber	45	President, Chief Executive Officer, and acting- Chief Financial Officer
Lisa S. Boksenbaum	31	Secretary and General Counsel
Christopher L. Aguilar	42	Director
Todd S. Brown	49	Director
Leslie Lawrence Cahan	79	Director
Jerrie W. Gasch	72	Director
Stanley A. Hirschman	58	Director
Stephen B. Parent	59	Director
Phil E. Pearce	74	Director

     John F. Cook has been the Chairman of the Board of our company since September 2004. Mr. Cook served as President and a director of our company from March 2003 until September 2004. From 1999 until March 2003, Mr. Cook served as a President and a director of Ecovery, Inc., a private Nevada corporation that sold its mining assets to our company in early 2003. For more than eight years, Mr. Cook has owned and operated Tormin Resources Limited, a privately held company incorporated in Ontario, Canada, through which he has provided consulting services to junior mining companies, including serving as an officer and/or director to the following companies: Anaconda Gold Corporation (1999 to present), formerly Anaconda Uranium Corporation, a TSX Venture Exchange company, where he currently serves as Chairman and previously served as the President and a director; Castlerock Resources (2002 to present), a TSX Venture exchange company with mining development interests in Canada, where he serves as Chairman of the Board of Directors; MBMI Resources Inc. (2002 to the present), another TSX Venture exchange company, where he serves as a director; GLR Resources, Inc. (1999 to the present), a TSX company with exploration and development interests in Canada, where he serves as a director; and Wolfden Resources, Inc. (1999 to the present), a TSX company with exploration and development interests in Canada, where he serves as a director.

     Robert T. Faber has served as President and Chief Executive Officer of our company since September 2004 and Chief Financial Officer since June 2003. Mr. Faber served from 2002 until 2003 as Vice President of United Site Services, Inc., a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to joining Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. Mr. Faber is a certified public accountant.

     Lisa S. Boksenbaum has been Secretary of our company since April 2005 and the General Counsel of our company since October 2003. Ms. Boksenbaum was a member of CBG Law Group, PLLC in Bellevue, Washington from December 1998 until September 2003.

     Christopher L. Aguilar has been a director of our company since October 2004. Mr. Aguilar has been the General Counsel and Chief Compliance Officer of Merriman Curhan Ford & Co., a securities brokerage and investment banking subsidiary of MCF Corporation since March 2000. During the same period of time, he also served as General Counsel and Secretary of MCF Corporation, the publicly traded financial services holding company that provides institutional sales and trading, research, investment banking, corporate services, and asset management services through its wholly owned subsidiaries. From August 1995 to March 2000, Mr. Aguilar was a

partner at Bradley, Curley & Asiano, a law firm located in San Francisco, California. Mr. Aguilar is an adjunct professor at the University of California, Hastings College of the Law.

     Todd S. Brown has been a director of our company since October 2004. Mr. Brown has been a senior financial executive with Brown Capital Advisors, Inc., an advisory services company providing a wide range of services, including strategic planning, transactional assistance, due diligence, and financial management. Prior to joining Brown Capital Advisors, Mr. Brown was Senior Vice President, Chief Financial Officer, and a director of the Phoenix Restaurant Group, Inc. from 1994 to 1999. Mr. Brown previously was employed by an international accounting firm for 14 years, most recently as a senior manager.

     Leslie L. Cahan has been a director of our company since March 2003. Mr. Cahan has been directly involved for more than 30 years. Mr. Cahan has served as President and Chief Executive Officer of Harlesk Nevada Inc., the former owner of the Gold Canyon and Spring Valley claims that were acquired by Ecovery, Inc. and ultimately transferred to our company in March 2003. As former owner of the Gold Canyon and Spring Valley mining claims, Mr. Cahan managed exploration activities on the properties, including carrying out geophysical, drilling and trenching exploration activities. During this same time period, Mr. Cahan served as President and Chief Executive Officer of Harlesk Management Inc., acting as a resort developer as well as a consultant to luxury resort developers, providing concept, marketing and financial assistance. From 1999 to 2003, Mr. Cahan served as President and Chief Executive Officer of Corporate Communications Inc., a long-distance service provider. Previously, Mr. Cahan owned and operated Western Land and Minerals Ltd., which specialized in gas and oil production. He was also a founding partner of Nanisivic, on Baffin Island, one of the world’s largest zinc mines.

     Jerrie W. Gasch has been a director of our company since September 2004. Mr. Gasch is a Registered Geophysicist and Geologist with over 40 years of experience. Mr. Gasch founded Gasch & Associates of Sacramento, California in 1969 and currently serves as President of the company, where he remains actively involved in planning field strategies and data collection, as well as interpretation and application of findings. Under his management, Gasch & Associates has performed over 3,000 geological and geophysical investigations throughout the continental United States, Alaska and Central and South America. Mr. Gasch has managed such diverse projects as higher resolution reflection and refraction seismic surveys, electromagnetic and ground magnetic surveys, L.P. surveys, ground penetrating radar, vibration and blast monitoring surveys for the mineral industry. He has worked on large gold mining projects such as Homestakes McLaughln Open Pit Mine in Lake County California, Valdese Creek Placer Mine in Alaska, Yana Coacha Mine in Peru South America and numerous other gold exploration projects in Nevada, Idaho, Arizona, California and Costa Rica S.A. Prior to founding Gasch & Associates in 1969, Mr. Gasch worked as a geologist and geophysicist for the Department of Water Resources and the California Division of Mines and Geology.

     Stanley A. Hirschman has been a director of our company since October 2004. Mr. Hirschman has served since 1996 as President of CPointe Associates, Inc., a Plano, Texas executive management and consulting firm that specializes in solutions for companies with emerging technology-based products. He is Chairman of the Board of Bravo Foods International, Director of 5G Wireless Communications, an advisor of Redwood Grove Capital Management LLC, former Chairman of Mustang Software and former director of Imaging Diagnostic Systems, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation. Mr. Hirschman is a member of the National Association of Corporate Directors and the KMPG Audit Committee Roundtable training program. Prior to that he held senior management positions with Software Etc., T.J. Maxx and Banana Republic. Mr. Hirschman is active in community affairs and serves on the Advisory Council of the Salvation Army Adult Rehabilitation Centers.

     Stephen B. Parent has been a director of our company since March 2004. Mr. Parent served as Chairman of the Board of Directors and Chief Executive Officer of our company from March 2004 until September 2004. From March 2003 until March 2004, Mr. Parent was our Manager for our exploration and test mining operations. Prior to founding our company, Mr. Parent worked in the automotive industry for Penske’s United Auto Group (UAG) during 2002 and 2003. Mr. Parent served as Chief Executive Officer of Ecovery, Inc., a private Nevada corporation from June 1998 to March 2003 when it sold its mining assets to our company. Mr. Parent currently serves as President and Chief Executive Officer of Ecovery. Since January 1995, Mr. Parent has served as President and Chief Executive Officer of Aztech Environmental Industries, Inc. Mr. Parent and his wife filed for Chapter 13 Bankruptcy protection on September 26, 2002 and the bankruptcy was fully discharged on March 5, 2004.

     Phil E. Pearce has been a director of our company since October 2004. Mr. Pearce is an independent business consultant with Phil E. Pearce & Associates, and a member of the Board of Directors of a number of domestic and internationally headquartered companies. Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange, and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce has been a featured speaker to the European Economic Committee in Belgium representing the United States on a symposium on public disclosures.

Information Relating to Corporate Governance and the Board of Directors

     Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Todd S. Brown, Stanley A. Hirschman and Phil E. Pearce are independent directors, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment. Messrs. Faber and Parent are or were officers of our company; Messrs. Cahan and Cook are employees or consultants to our company; and Mr. Aguilar is an officer of our principal investment banking firm. Jerrie Gasch, currently a director of our company, is an independent director, and Stephen B. Parent, currently a director of our company, is not considered independent since he formerly served as an officer.

     Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. A majority of the members of our Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee consist of independent directors.

     Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the board. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website at www.goldspring.us, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this proxy statement.

     We regularly schedule executive sessions at which independent directors meet without the presence or participation of management. The presiding director of such executive session rotates among the Chairs of the Audit Committee, Compensation Committee, and the Nominations and Corporate Governance Committee.

     Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of GoldSpring, Inc. c/o any specified individual director or directors at our executive offices. Any such letters are sent to the indicated directors.

     The Audit Committee

     The purpose of the Audit Committee is to oversee the financial and reporting processes of our company and the audits of the financial statements of our company and to provide assistance to our Board of Directors with respect to the oversight of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

     The Audit Committee currently consists of Messrs. Brown, Hirschman, and Pearce, each of whom is an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Brown (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Brown serves as the Chairman of the Audit Committee.

     The Compensation Committee

     The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee currently consists of Messrs. Brown, Hirschman, and Pearce, with Mr. Hirschman serving as Chairman.

     The Nominations and Corporate Governance Committee

     The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Aguilar, Brown, Hirschman, and Pearce, with Mr. Aguilar serving as Chairman.

     The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s corporate secretary at our executive offices. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, a majority of the members of the Nominations and Corporate Governance Committee are independent, as that term is defined by Nasdaq.

     The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2004. The Audit Committee met separately at one meeting during the fiscal year ended December 31, 2004. The Compensation Committee held a total of one meeting during the fiscal year ended December 31, 2004. The Nominations and Corporate Governance Committee did not meet during the fiscal year ended December 31, 2004. Each of our directors attended at least 75% of the aggregate of (1) the total number of meetings of our Board of Directors held during fiscal 2004, and (2) the total number of meetings held by all committees of our Board of Directors on which such person served during fiscal 2004.

Compensation of Directors

     Independent directors receive $3,000 a month, and the Chairman of the Audit Committee receives $4,000 a month. We also reimburse the members of our Board of Directors for actual expenses incurred in attending board meetings.

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These regulations require the directors, officers, and greater than 10% shareholders to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2004, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all
Section 16(a) filing requirements during such fiscal year.

Item 10. Executive Compensation

     The following table sets forth, for the periods indicated, the total compensation for services provided to us in all capacities by our Chief Executive Officer. No other executive officer received aggregate compensation exceeding $100,000 during 2004.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
				Securities	All Other
	Annual Compensation(1)			Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)(2)	($)
Robert T. Faber(2)	2004	$115,000	$10,000	0	$0
President and Chief Executive Officer; Chief Financial Officer	2003	33,000	0	0	0

(1)	Executive officers received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of that officer’s salary and bonus during fiscal 2004.

(2)	Mr. Faber has served as President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003.

Stock Options

     We did not grant stock options to directors, officers, or employees in 2004 and no stock options were exercised in 2004. There were no shares of common stock underlying unexercised stock options at December 31, 2004.

Employment Agreements

     We have an employment agreement with Robert T. Faber extending through August 2009. The employment agreement provides for Mr. Faber to serve as our Chief Financial Officer and was not modified after Mr. Faber was appointed President and Chief Executive Officer. The employment agreement provides for base compensation of $120,000 per year, subject to increases to up to $200,000 per year if our company achieves designated revenue levels. The employment agreement also provides for incentive compensation as determined by our board of directors. In addition, the employment agreement provides for Mr. Faber to be granted options to purchase shares of our common stock at prices ranging from $.50 to $2.00 per share. Mr. Faber is entitled to a use of a company car, contributions to a 401(k) plan, and life insurance coverage.

     The employment agreement with Mr. Faber contains a covenant not to compete with our company for a period of two years immediately following termination of employment. We may terminate Mr. Faber for “cause” as defined in the employment agreement. We will be required to pay Mr. Faber’s compensation during the term of the agreement if we terminate him without cause.

     We have an employment agreement with Leslie Cahan extending through August 2005, subject successive one-year extensions unless terminated by either party prior to the end of the then current term. The employment agreement provides for Mr. Cahan to serve as Director of Human Resources. The agreement provides for base compensation of $60,000 per year. Apart from his employment with the company, Mr. Cahan received $60,000 in consulting fees from us in 2004 through his wholly-owned company, Harlesk Nevada.

     The employment agreement with Mr. Cahan contains a covenant not to compete with our company for a period of two years immediately following the termination of employment. We may terminate Mr. Cahan for “cause” as defined in the employment agreement. We will be required to pay Mr. Cahan’s compensation for a period of one year if we terminate Mr. Cahan without cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2005 by (1) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all directors and officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned
	Number(1)		Percent(2)
Directors and Executive Officers:
John F. Cook 3155 Hwy 37 RR2 Roslin, Ontario K0K 2Y0 Canada	6,750,000		2.9%
Robert T. Faber 16639 N. 55th Place Scottsdale, AZ 85254	1,990,000		0.8%
Lisa S. Boksenbaum 8072 E. Maria Dr. Scottsdale, AZ 85255	10,000		0.0%
Christopher L. Aguilar 301 H Macalla Court Yerba Buena Island San Francisco, CA 94130	157,775		0.1%
Todd S. Brown 11435 N. St. Andrew Way Scottsdale, AZ 85254	—		0.0%
Leslie L. Cahan 11878 N. 80th Place Scottsdale, Arizona 85260	9,000,000		3.8%
Jerrie W. Gasch 3174 Luyung Drive, #2 Rancho Cordova, CA 95742	330,000		0.1%
Stanley A. Hirschman 5960 W. Parker Road #278 — 279 Plano, TX 75093	—	(3)	0.0%
Stephen B. Parent 16706 N. 109th Way Scottsdale, AZ 85255	45,962,750		19.6%
Phil E. Pearce 6624 GlenLeaf Ct. Charlotte, NC 28270	—	(3)	0.0%

Name of Beneficial Owner	Shares Beneficially Owned
	Number(1)	Percent(2)
Non-director, non-officer 5% Shareholders:
Longview Equity Fund and Longview International Equity Fund c/o Redwood Grove Capital Management 600 Montgomery Street, 44th Floor San Francisco, CA 94111	28,354,549	11.24%
Jubliee Investment Trust Pearl Corporate Finance Limited One Great Cumberland Place London W1H 7AL	39,600,000	16.9%
John W. Winfield(4) c/o Intergroup Corp. 820 Moraga Drive Los Angeles, CA 90049	87,694,050	34.56%
Capital Ventures International c/o Heights Capital Management 101 California St., Suite 3250 San Francisco, CA 94111	18,903,020	7.46%
Longview Fund, L.P. c/o Viking Asset Management, LLC 600 Montgomery Street, 44th Floor San Francisco, CA 94111	14,177,274	5.70%
Gamma Opportunity Capital 600 Montgomery St., 44th Floor San Francisco, CA 94111	14,177,273	5.70%

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property laws. The numbers and percentages shown include the shares of common stock actually owned as of March 31, 2004 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.

(2)	The percentages shown are calculated based on 234,567,757 shares of common stock outstanding on March 31, 2005. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2005 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(3)	Does not include any shares beneficially owned by Longview Equity Fund and Longview International. Messrs. Hirschman and Pearce each own 0.5% of Redwood Capital Management, the management company for the Longwood entities.

(4)	Includes shares beneficially owned by John W. Winfield, Santa Fe Financial Corp., Portsmouth Square, Inc. and InterGroup Corporation.

     As of July 18, 2004, we had issued 46,500 shares of our Preferred Convertible Redeemable Shares to Harlesk Nevada, Inc. Leslie L. Cahan, our director, is the principal owner of Harlesk Nevada, Inc. These shares were issued in exchange for the Spring Valley and Gold Canyon placer gold claims that we acquired. Our company and

Harlesk Nevada have agreed to cancel these shares in exchange for stating the obligation in a net proceeds royalty agreement between the parties.

Item 12. Certain Relationships and Related Transactions

     John F. Cook, the Chairman of our Board of Directors, has a consulting agreement with us. We pay Mr. Cook for his professional mining consulting services at a rate of $500 per day.

     We were a party to a Consulting Agreement with Purnendu K. Rana Medhi from October 1, 2003 through September 30, 2004. The agreement required Mr. Medhi to perform such services as we may reasonably request, including resource evaluation, analysis of mining methods, metallurgical process, and project planning. We paid Mr. Medhi $46,125 during fiscal 2004 and issued 50,000 shares of our common stock to him.

Item 13. Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-4(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountants Fees and Services

     The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2003 and December 31, 2004, are as follows:

	2003	2004
Audit fees	$56,000	$28,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	1,400	—

Audit Committee Pre-Approval Policies

     The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

     To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent auditor.

     Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	GoldSpring, Inc.
	By:	/s/ Robert T. Faber
Robert T. Faber
President and Chief Executive Officer