Form 10QSB
period 2005-03-31
GOLDSPRING INC
filed 2005-05-16
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 234,567,757 shares of Common Stock, $0.000666 Par Value, as of March 31, 2005.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors” in our Form 10-KSB for the year ended December 31, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GOLDSPRING, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2005
(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$620,305

Prepaid expenses and other current assets	175,892

Finished goods inventory	106,732

Parts and supplies	41,377

TOTAL CURRENT ASSETS	944,306

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:

Mineral properties	1,738,670

Plant, Equipment, Mine Development	5,104,276

TOTAL PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES	6,842,946

OTHER ASSETS:

Reclamation deposit	377,169

Equipment purchase deposit	100,000

TOTAL OTHER ASSETS	477,169

TOTAL ASSETS	$8,264,421

The accompanying notes are an integral part of these financial statements

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts Payable	$643,752

Accrued Expenses	849,018

Short-Term Lease Obligations	34,772

Current portion of long-term debt	14,989,584

TOTAL CURRENT LIABILITIES	16,517,126

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-term debt, net of current portion	141,445

Long-term Lease obligation, net of current portion	104,671

Long-term Asset retirement obligations	514,696

TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	760,812

TOTAL LIABILITIES	$17,277,938

SHAREHOLDERS’ DEFICIT

Common stock, $.000666 par value, 500,000,000 shares authorized , 234,567,757 shares issued and outstanding	$156,222

Treasury Stock	(67)

Additional paid-in capital (See Note C)	2,325,530

Accumulated deficit – Prior years	(7,681,757)

Accumulated deficit – Current year	(3,813,445)

TOTAL SHAREHOLDERS’ DEFICIENCY	(9,013,517)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,264,421

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended March 31,

	2005	2004
	(Unaudited)	(Unaudited)
REVENUE FROM GOLD SALES, NET	$512,091	$—

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	1,035,176	—

Depletion, depreciation and amortization	182,037	—

Exploration	203,582	343,391

General and administrative	323,432	92,404

Consulting and professional services	465,088	—

TOTAL COSTS AND EXPENSES	2,209,315	435,795

OTHER INCOME (EXPENSE)

Other (See Note B)	(1,874,633)	—

Interest expense	(255,109)	—

Interest income	13,521	458

	(2,116,221)	458

NET LOSS	(3,813,445)	(435,337)

Net loss per common share - basic	$(0.019)	$(0.019)

Basic weighted average common shares outstanding	199,681,753	175,294,000

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31,

	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(3,813,445)	$(435,337)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, depletion, and amortization	171,644	—

Accretion of accumulated reclamation obligations	10,393	—
Liquidated damages from November 2004 restructuring converted into common stock	1,919,036	—

Asset retirement obligation amortization	33,500	—
Consulting services provided in exchange for common stock	—	42,000

(Increase) Decrease in operating assets:

Finished goods inventory	181,955	—

Inventory	(41,377)	—

Prepaid and other current assets	(26,096)	—

Other assets	—	(527,600)

Increase (decrease) in operating liabilities:

Accounts payable	53,952	240,045

Accrued expenses	72,831	253,396

Other	290,629	—

Total Adjustments to Reconcile Net Loss Used in Operating Activities	2,666,467	7,841

Net cash used in operating activities	(1,146,978)	(427,496)

Investing activities:

Equipment deposit	10,000	—

Acquisition of plant, equipment and mineral properties	(79,344)	(1,357,326)

Net cash used in investing activities	(69,344)	(1,357,326)

Financing activities:
Proceeds from March 2004 financing, net	—	9,532,504

Principal payment Note Payable	(115,175)	(100,000)

Net Cash flows provided by financing activities	(115,175)	9,432,504

Net Increase (Decrease) in cash	(1,331,497)	7,647,682

Cash - beginning of period	1,951,802	364,138

	2005	2004
	(Unaudited)	(Unaudited)
Cash - end of period	$620,305	$8,011,820

Supplemental disclosures of non-cash investing and financing activities:

Issuance of Notes for Liquidated Damages for failure to deliver shares	$403,175	$—

Issuance of notes for mandatory redemption payment plus accrued interest (See Note C)	$6,885,184	$—

Purchase and cancellation of common stock in connection with mandatory redemption payment (See Note C)	$6,801,975	$—

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2005 AND 2004

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES/ OVERVIEW

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding GoldSpring, Inc. (“we,” the “Company,” or “GSPG”), that involve risks and uncertainties. Our actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include possible need for additional financing; dependence on management; government regulation; and other factors discussed in this report and the Company’s other filings with the Securities and Exchange Commission.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2004.

NOTE B –LIQUIDATED DAMAGES

For the first quarter of 2005 (ended March 31, 2005), we recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:
November 30, 2004 Non-Registration Provisions	$1,776,104

Failure to timely deliver shares upon notice of converting note holders	98,529

$1,874,633

     Non-Registration Provisions

     Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages continued to accrue in the amount of $222,013 for each 30-day period after December 30, 2004 until our registration statement is declared effective. Through March 29, 2005, the accrued liquidated damages totaled $888,052. The Subscription Agreement requires the liquidated damages to be paid in cash or free-trading stock. If paid in stock, we must issue stock in the amount of 200% of the cash payment amount. In lieu of free-trading stock, we negotiated with the investors to issue restricted stock at a discount to market while adhering to the other requirements of the subscription agreement. This settlement resulted in the issuance of 59,203,918 shares of restricted common stock.

     Failure to Timely Deliver Conversion Shares

     On December 20, 2004, we received notice from holders of approximately $500,000 of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 4,243,791 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, free-trading stock within three business days of our receipt of the notices of conversion (the “Delivery Date”). The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the Note principal amount being converted per business day after the Delivery Date. Our former Chief Executive Officer did not deliver the stock certificates within the required period. On March 18, 2005 we delivered the certificates representing the shares of common stock to these converting note holders. The 84 –day delay in delivering the shares resulted in liquidated damages of $403,175. We recognized these damages during the fourth quarter of 2004 and the first quarter of 2005. We issued convertible notes for the amount of liquidated damages due.

NOTE C – MANDATORY REDEMPTION PAYMENT

     Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to multiplying the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest.

Item 2. Management’s Discussion and Analysis or Plan of Operations

     The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended March 31, 2005, as well as our future results.

Overview

     We are a North American production-focused mining company whose objective is to achieve growth and profitability through enhancements at our active gold and silver-producing mine near Reno, Nevada and through the acquisition of additional mining projects that can be efficiently put into near-term operation and production.

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

     The first quarter of 2005 began with a continuation of the numerous challenges that impacted our company’s performance in 2004 in the form of financial and operational issues as well as management distraction. The legal dispute over control of our company, which began in December 2004, carried over through the first quarter of 2005 (see Part II, Item 1 – Legal Proceedings). In December 2004, while our former Chief Executive Officer purportedly controlled our company, he took approximately $170,000 of our company’s funds to use for his personal legal defense costs and other personal expenses. We are seeking reimbursement of the money, but we expensed the charges in December 2004. In addition these funds, we incurred approximately $300,000 in legal fees related to the dispute over control of our company during the first quarter of 2005. Harsh winter weather also continued to have a negative impact on production at the Plum Mining facility during early first quarter 2005. The extreme weather combined with the management disruption resulted in essentially no mining activity during January 2005. Difficulties with our equipment, especially with the crusher, posed an additional challenge during the first quarter.

     Our current management team was reinstated in mid-February 2005 (see Part II, Item 1 – Legal Proceedings). One of our top priorities upon regaining control of the company was to improve efficiencies and increase production at our Plum Mine. To this end, we hired a new mine manager, who has significant experience in gold mining, primarily in and around the area of our current operation. We also implemented modifications to our plant, equipment, and operations to address our past difficulties and increasing operating efficiency. We have made several enhancements to the crusher in March and April 2005, including replacing the cone, and we believe these improvements will substantially increase our ability to meet our production targets for the remainder of 2005.

     We believe that many of the non-operating issues that have plagued our company since early-December 2004 are now being resolved. We are now focusing our efforts on achieving positive cash flow and growth in 2005. Our ability to maintain that focus will depend largely upon our relationships with a number of our investors that are now note holders as the result of our 2004 financial restructuring. Although this debt obligation is substantial, we believe that we will be able to reach an arrangement with our investors that will allow us to structure the repayments in a manageable fashion.

     During the first quarter of 2005, we incurred approximately $1.9 million of liquidated damages and other expenses related to our former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We have now filed the SB-2 registration statement and have delivered the shares. Therefore, once our registration statement is declared effective by the SEC, we should not incur additional liquidated damages. (See Recent Financing Events and Restructuring for additional information)

     Our negotiations with our note holders regarding the debt obligation have so far been successful. We remain optimistic that these negotiations will continue in a positive vein and that we will be able to reach a resolution with our largest note holders that yields an outcome beneficial to our company and all of its shareholders. Specifically, we have reached a tentative agreement with the note holders for a one-year deferral of the repayment of both the principal and interest amounts that were originally scheduled to begin in April 2005. The note holders have been receptive to our approach and our talks with them are progressing. We are optimistic that these discussions will remain positive in tone and that we will soon have an agreement on deferral of the obligation. Of course, there can be no assurances that this will be the result.

     Our strategy calls for growth in two ways. First, we seek growth through the expansion of the existing ore base at our Plum mining facility. This process consists of actively conducting exploration to identify additional ore bodies. The successful location of new ore bodies on the existing property would allow us to expand the size and potentially the lifespan of the Plum mining project, exclusive of new property acquisitions. Second, we seek growth through the acquisition of mining projects, which are located within the general vicinity of the Comstock Lode area and which have proven in-ground reserves, advanced permitting, and solid exploration potential. While the Comstock Lode is the focus of our search for acquisition opportunities, we would consider acquisitions outside of the Comstock Lode if those opportunities were compelling.

     In line with this strategy, on May 4, 2005, we announced that we executed a Letter of Intent to acquire the leases on three patented mineral claims from Comstock Gold, LLC. The Justice, Woodville, and Keystone claims are adjacent to our existing operation at the Plum Mine. The Letter of Intent is subject only to the successful completion of our due diligence and our board’s approval. We expect to complete our due diligence within 60 days, after which time we plan to enter into a definitive purchase agreement. The proximity of these claims should allow us to develop the property in a cost-effective manner and likely increase the efficiency of our overall mining operation. This acquisition is important for our company for a number of other reasons as well. First, the claims will expand our mining property by 40 acres, increasing our mineralized material inventory by approximately 33%. Second, the claims will contribute to the enhancement of overall mine extraction and waste disposal efficiencies. Third, these claims will enlarge our footprint in the Comstock Lode region and have the potential for expanding the life of our existing Plum Mine operation. Finally, the addition of these properties will improve our geologic understanding of the entire physical area and its trends.

     We believe that there remain significant unexplored and unexploited mineral deposits in the Comstock Lode region. We plan to invest substantial resources in our existing Plum mining operation in search of unexploited deposits. We will also seek out acquisition opportunities in this same region. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

Results of Operations and Operational Plan

     Our Plum Mine, which is located in the Comstock Lode region, went into production in late third quarter 2004. The Comstock Lode region experienced record level snowfalls at approximately the same time, continuing through the winter of 2004/2005. While the unusually heavy precipitation did not interfere with the overall recovery of mineralized material, it did impact our ability to mine and crush the mineralized material. As mentioned above, our mining operations essentially shut down in January 2005 due to a combination of harsh weather, equipment difficulties, and management disruption. Although mining operations resumed when the current management was reinstated in mid-February 2005, the equipment difficulties continued throughout the first quarter. For example, between March 15, 2005 and April 1, 2005, we had no crusher production due to inoperable equipment. We have since taken steps to remedy our equipment challenges, including replacing the cone and screen plant on the crusher. Our efforts produced approximately 47,000 tons of mineralized material in April 2005, our best month ever.

     We have made several other improvements to our equipment and operations since the end of the first quarter to increase production and improve operating efficiency. On the operations side, we have added additional solution lines to the mineralized material on leach pad number two, adjusted the amount of cement used during the agglomeration phase of processing, and added an agglomeraid to our mineralized material. We believe these adjustments will increase recovery results and minimize problems with the crusher. We have also increased production capacity at our Merrill Crowe processing plant by adding a new clarifier and raising the height of the vacuum tower. These changes have increased processing capacity from 110 gallons per minute to 250 to 300 gallons per minute. We believe the combination of the equipment modifications, operational improvements, and management changes made since late-February 2005 leaves us poised to reach our goals for 2005.

     During the first quarter of 2005, we crushed 59,000 tons of mineralized material at our Plum Mine operation. Following our equipment improvements early in the second quarter of 2005, we were able to crush 47,000 tons of mineralized material in April 2005. We believe we are on target to meet our goal of crushing 60,000 tons of mineralized material per month in the future. During the first quarter of 2005, we produced 925 ounces of gold, of which approximately 700 ounces were produced in March 2005. We sold 1,192 ounces of this gold at an average price of $429 per ounce generating $ 512,000 in revenue. This resulting revenue was smaller than the operating expenses we occurred in the first quarter of 2005. We believe that this high level of operating expense is typical for a mine in early stages of development, as is the Plum Mine.

     In the remainder of 2005, we plan to focus the bulk of our efforts on achieving additional operational improvements in both production and efficiency at our Plum Mine operation. We are continuing to pursue operational improvements through enhancements to our existing processes. These enhancements are expected to stem from increasing our volume of production combined with lowering the cost of our processes. Our objective for operational performance in 2005 is to establish a stable and predictable level of gold and silver production at the Plum Mine resulting in profitability and positive cash flow.

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

     Our Canadian project is in its early stages and our activities associated with this mineral area are exploratory in nature. We have not established any reserves on this property. The scope and size of this potential project will require substantial capital, time and outside assistance during both the pre- and post-feasibility stages. We are considering several financial alternatives, including a joint venture, to develop this project.

Liquidity and Capital Resources

     Our cash resources are severely limited. We have a substantial obligation to pay our note holders approximately $15 million over the years 2005, 2006, and 2007, resulting from our 2004 financing (See Recent Financing Events and Restructuring below). Under the terms of the November 2004 subscription agreement, the repayment of principal and interest was scheduled to begin in April 2005. We do not currently have sufficient cash available to meet these obligations. We are currently negotiating with these note holders in an effort to delay repayment of both the principal and interest amounts for a 12-month period. Our negotiations with these note holders regarding the repayment delay have so far been successful, and we have reached a tentative agreement regarding the 12-month payment deferral with our major note holders. We remain optimistic that we will reach a definitive agreement. However, in the event we are not successful in achieving a payment deferral, we will be unable to meet the current note obligations and the future of our company may be in jeopardy. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, it is possible that we would be unable to secure such funding.

     We have yet to realize an operating profit at our Plum Mine location. Our current business plan, however, calls for the Plum Mine operations to become profitable and generate positive cash flow for the year 2005. Until we are able to achieve positive cash flow from operations, our ability to meet our obligations when due will be in jeopardy. We are currently exploring short-term bridge financing options.

     We expect to expand our existing leach pads, which currently number three, to a total of either four or five leach pads during 2005. The cost of this expansion will be approximately $600,000. That expenditure represents our only major capital expenditure currently planned for 2005.

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

Recent Financing Events and Restructuring

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

     During the SEC review process of the registration statement we filed in connection with the March Offering, we learned that our founder and former Chief Executive Officer may have misrepresented the value of certain mineral properties that his company sold to us in a March 2003 transaction. Our discussions with the SEC led to our decision to restate our annual and quarterly SEC filings to reflect our reevaluation of the value of those mineral properties. This reevaluation led to an investigation into the activities of our founder. On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against Stephen B. Parent and four other defendants, together with their spouses, and Ecovery, Inc. (See – Legal Proceedings). In essence, the complaint alleges that Stephen Parent misrepresented the value of certain placer mining claims that his company, Ecovery, sold to us in 2003 in exchange for approximately 99,000,000 shares of our stock; that Ecovery no longer had good title to the mining claims when they were sold to us; that Mr. Parent and the other named defendants conspired to defraud us out of approximately 24,000,000 shares of our stock; and that Mr. Parent misappropriated more than $300,000 in company funds.

     The allegations made in our lawsuit raised questions about the representations that our founder made during the March Offering. The delay in effectiveness of our registration statement combined with the allegations raised in the lawsuit caused concern among the investors in the March Offering. We worked with the investors to address their concerns in a manner that would not force us to pay a large cash penalty or face a lawsuit, both of which would be detrimental to our shareholders. In consideration for restructuring the original transaction, the investors agreed to grant us a release for any misrepresentations that may have been made, allowed us to capitalize the accrued liquidated damages, and provided us with an additional 90 days to cause the registration statement to become effective, thereby avoiding potential liquidated damages of $600,000 if the registration statement were to be filed before December 30, 2004.

     As a result, and effective November 30, 2004, we restructured the private placement transaction. In connection with the restructuring, we exchanged the 21,739,129 shares of common stock and the 21,739,129 warrants to purchase shares of common stock issued to the investors in the March Offering for 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase 27,750,000 shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments. The principal amount of the convertible notes consists of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. The restructured subscription agreement also permitted the convertible note holders to convert their notes into common stock at a discounted conversion rate if they delivered their notices of conversion within 20 trading days of the November 30, 2004 restructuring closing date.

     On or about December 9, 2004, Mr. Parent and fellow directors Jerrie W. Gasch and Purnendu K. Rana Medhi purportedly seized control of our company. They attempted to remove the remaining seven members of our board and announced their intention not to honor the restructured subscription agreement of November 30, 2004, which both Mr. Medhi and Mr. Gasch had approved. On December 21, 2004, Mr. Parent caused our pending registration statement to be withdrawn from SEC consideration, resulting in further delays to the registration process and additional liquidated damages. Mr. Parent remained in control of our corporate office until February 16, 2005 (See – Legal Proceedings). During his period of purported control of our company, Mr. Parent refused to honor our obligations under either the March 2004 subscription agreement or the restructured November 2004 subscription agreement.

     On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 33,817,594 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, free-trading stock within three business days of our receipt of the notices of conversion. As discussed above, our former Chief Executive Officer did not deliver the stock certificates within the required period, resulting in material financial damages to our company.

     Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to multiplying the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a convertible note in the aggregate amount of $6,885,184 for the 29,573,803 shares and accrued interest.

     On December 20, 2004, we received notice from holders of approximately $500,000 of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 4,243,791 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, free-trading stock within three business days of our receipt of the notices of conversion (the “Delivery Date”). The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the Note principal amount being converted per business day after the Delivery Date. Our former Chief Executive Officer did not deliver the stock certificates within the required period. On March 18, 2005 we delivered the certificates representing the shares of common stock to these converting note holders. The 84 –day delay in delivering the shares resulted in liquidated damages of $403,175. We recognized these damages during the fourth quarter of 2004 and the first quarter of 2005. We issued convertible notes for the amount of liquidated damages due.

     Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages continued to accrue in the amount of $222,013 for each 30-day period after December 30, 2004 until our registration statement is declared effective. Through March 29, 2005, the accrued liquidated damages totaled $888,052. The Subscription Agreement requires the liquidated damages to be paid in cash or free-trading stock. If paid in stock, we must issue stock in the amount of 200% of the cash payment amount. In lieu of free-trading stock, we negotiated with the investors to issue restricted stock at a discount to market while adhering to the other requirements of the subscription agreement. This settlement resulted in the issuance of 59,203,918 shares of restricted common stock.

     Our former Chief Executive Officer’s withdrawal of our pending registration statement in December 2004 prohibited us from re-submitting our registration statement until after our 2004 fiscal year audit was completed and our annual report was filed. On April 29, 2005, two weeks after filing our annual report on Form 10-KSB, we filed an SB-2 registration statement with the SEC in order to fulfill our registration obligations under the November 30, 2004 subscription agreement. As of the date of this filing, we are waiting to receive a response from the SEC to our registration statement.

Item 3. Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have identified conditions as of March 31, 2005 that might be considered material weaknesses in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We are in the process of taking corrective measures to remedy the deficiencies in future periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The State Court Case

     On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against defendants Stephen B. Parent, Ron Haswell, Walter Doyle, Seth Shaw, Antonio Treminio, together with their spouses, and Ecovery, Inc., a Nevada corporation, or Ecovery.

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

     On or about December 9, 2004, Mr. Parent and fellow GoldSpring directors Jerrie W. Gasch and Purnendu K. Rana Medhi purportedly seized control of our company. Afterward, the Parent-led GoldSpring purported to fire Greenberg Traurig, LLP, or GT, as counsel for our company in this litigation and to hire Ronan & Firestone, PLC, or Ronan, as substitute counsel. Thereafter, on December 22, 2004, Ronan filed a stipulation to dismiss the lawsuit, purportedly on behalf of our company. Also on December 22, 2004, the Parents filed their answer, in which they generally denied the allegations of the complaint.

     On December 29, 2004, GT filed a motion on behalf of our company to strike the stipulation to dismiss that Ronan had filed. Judge Baca heard oral argument on the motion on February 2, 2005 and took the matter under advisement. Further oral argument was heard on March 22, 2005. In light of the preliminary injunction that was issued in a related shareholder action in federal district court (discussed below), and the resolutions passed by our Board of Directors on February 22, 2005, Judge Baca granted the motion in an Order dated March 22, 2005 and struck Ronan’s purported stipulation to dismiss.

     In the same ruling, Judge Baca said that “there are serious conflicts in the continued representation of the Parents in this lawsuit by Gust Rosenfeld.” The Court was referring to the fact that Parent had hired Gust Rosenfeld as our counsel after purportedly taking over our company on December 9, 2004. The Court therefore ordered further briefing on whether Gust Rosenfeld should be disqualified as the Parents’ counsel. Shortly thereafter, on March 28, 2005, Gust Rosenfeld voluntarily withdrew as the Parents’ counsel. The Parents have since retained new counsel.

     Aside from Stephen and Judith Parent, Seth Shaw also has been served. There is a pending dispute as to whether Ron Haswell properly has been served. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell has not yet responded to the complaint.

The Federal Court Case

     Background

     Stephen B. Parent and several others purporting to represent a majority of the shareholders of our company adopted Consent Resolutions in Lieu of a Special Meeting of Shareholder’s dated December 9, 2004, and Mr. Parent, Jerrie W. Gasch, and Purnendu K. Rana Medhi, each of whom served as a director of our company until Mr. Medhi’s resignation in April 2005, adopted Directors’ Consent Resolutions (together the “December Consent Resolutions”) dated December 10, 2004. Taken together, the December Consent Resolutions, by their purported terms, removed John F. Cook, Robert T. Faber, Leslie L. Cahan, Todd S. Brown, Christopher L. Aguilar, Stanley A. Hirschman, and Phil E. Pearce as directors, rescinded the restructuring of a $10 million financing transaction entered into in March 2004, removed Mr. Faber as President of our company, named Mr. Parent as President of our company and his wife as Secretary of our company, designated Mr. Parent as the sole signing officer of our company’s bank accounts, and terminated our company’s legal counsel.

     On December 22, 2004, Robert T. Faber and Leslie L. Cahan (collectively, the “plaintiffs”), who are shareholders and directors of our company, filed a lawsuit in the United States District Court for the District of Arizona, entitled Robert T. Faber, et al. v. Stephen B. Parent, et al., No. CV04-2960-PHX-EHC (“the Litigation”). The plaintiffs asserted claims in both their individual capacities and derivatively, on behalf of our company, against directors Stephen B. Parent, Jerrie W. Gasch, and Purnendu K. Rana Medhi (collectively, the “defendants”), alleging that, by adopting the Consent Resolutions, the defendants had unlawfully orchestrated an illegal coup to wrest control of our company from its current officers and directors. As discussed below, Messrs. Gasch and Medhi no longer support the Parent-led board.

     The Temporary Restraining Order

     Following a hearing on December 22, 2004, at which the Court heard evidence and argument of counsel, the Honorable Earl H. Carroll issued a December 23, 2004 Order Granting Plaintiffs’ Motion for Temporary Restraining Order, or TRO. The TRO precluded defendants and their agents from (1) making any withdrawals from any bank accounts of our company, other than reasonable withdrawals necessary to the daily operations of the business; (2) rescinding or interfering in any way with any transactions approved by our company’s Board of Directors prior to December 9, 2004; (3) entering into any contracts or agreements with third parties on behalf of our company or disposing of or transferring any property or assets of our company; and (4) issuing or otherwise transferring any stock or debentures.

     The Court subsequently continued the TRO through February 15, 2005 and confirmed that none of the defendants were to receive any payments from our company during the pendency of the TRO. Despite the Court’s Order, the defendants have since produced business records of our company demonstrating that, after adopting the December Consent Resolutions, the defendants arranged for our company to pay them a collective total of $38,721, including $20,869 in payments to Stephen Parent.

     The Preliminary Injunction and Notice of Appeal

     Following additional hearings in which the Court heard witness testimony and evidence, the Court issued an Order on February 15, 2005 granting plaintiffs’ Motion for a Preliminary Injunction. The Preliminary Injunction ordered the reinstatement of our company’s Board of Directors as it existed prior to December 10, 2004. As a result of the Court’s Order, John F. Cook, Robert T. Faber, Christopher L. Aguilar, Todd S. Brown, Leslie L. Cahan, Stanley A. Hirschman, and Phil E. Pearce have been reinstated as directors. Stephen B. Parent, Jerrie W. Gasch, and Purnendu K. Rana Medhi remained directors until Mr. Medhi’s resignation in April 2005. The Court’s February 15 Order also stayed the implementation of the Consent Resolutions, and directed us to hold a special shareholders meeting within 30 days.

     In concluding that the Preliminary Injunction should issue, the Court stated, “The Court is specifically concerned about the irreparable injury that would occur to GoldSpring and its shareholders and investors if Defendants [Mr. Parent, his wife, Jerrie W. Gasch, and Purnendu K. Rana Medhi] are permitted to manage the corporation. There is substantial evidence of Parent’s wrongdoing in his former position as CEO of GoldSpring, such as his misappropriation of corporate assets for his personal use. The Defendants’ attempt to rescind the [financing] transaction that was approved at the Board of Directors meeting on November 30, 2004 could adversely impact GoldSpring’s ability to meet its obligations under the agreement. Rescission of the refinancing transaction would prove detrimental for GoldSpring because the corporation would be forced to pay the $200,000.00 monthly penalty for failing to file the S-1 Registration with the SEC within ninety (90) days of the March 22, 2004 agreement between GoldSpring and [various investors]. This penalty had accrued to over $1,000,000.00 as of November 30, 2004.”

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

     On April 13, 2005, a notice of appeal was filed on behalf of the Parents, the Gaschs, and the Medhis seeking to reverse the Court’s March 17 Order. On April 21, 2005, the Gaschs moved to dismiss their appeal. The appeal is pending, but no legal briefs have been exchanged.

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

     The Company’s Motion Re: the Gust Rosenfeld Retainer

     After purportedly seizing control of our company on December 9, 2004, Stephen Parent, acting as the putative president of GoldSpring, authorized the payment of a $250,000 retainer to the law firm of Gust Rosenfeld using funds of our company. On March 1, 2005, we filed a motion for an order requiring Gust Rosenfeld to provide a detailed accounting of its use of these funds and to refund the unused portion.

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

     The “New” Consent Resolutions

     On March 21, 2005, defendants Stephen and Judith Parent filed a “Motion for Order” asking the Court to remove certain directors of our company’s Board of Directors. Attached to the motion was a “Consent in Lieu of a Special Meeting of the Shareholders of GoldSpring, Inc.,” dated March 18, 2005 (the “March Consent”). The March Consent was nearly identical to the one adopted by the Parents and others on December 9, 2004. It purported to remove directors Robert T. Faber, John F. Cook, Leslie L. Cahan, Todd S. Brown, Christopher L. Aguilar, Stanley A. Hirschman, and Phillip E. Pierce as directors of our company. The March Consent was signed by shareholders Stephen Parent; Judith Parent; Aztech Environmental Industries, Inc.; Jasmine House, LLC; Frontline 2001, LLC; Jubilee Investment Trust PLC; Ronald M. Haswell; Mark and Jennifer Ward; Walter T. Plummer; Lynn Zollinger; Maia Ray; and Rita Hardy.

     On March 25, 2005, our company and the plaintiffs filed a joint response to the Parents’ Motion for Order. In it, we argued that (1) the shareholders who signed the March Consent did not hold a majority of our company’s stock, which rendered the Consent ineffective; (2) the Parents solicited more than ten shareholders, and therefore violated Securities and Exchange Commission Rule 14a; and (3) the Parents cannot obtain the relief they seek because they have not asserted an affirmative claim in court.

     The Parents filed a reply and supplemental reply on March 20, 2005, and April 11, 2005, respectively. In the reply, the Parents argued that the shareholders who signed the Consent do, in fact, hold a majority of the outstanding shares as of the date it was executed, and that any shares issued after that date are not to be counted. They also denied having solicited more than ten persons and denied any obligation to state an affirmative claim before seeking the relief asked for in their motion. In their supplemental reply, the Parents referred to our company’s recent Form 8-K filing (the “8-K”) with the Securities and Exchange Commission. In the 8-K, we disclosed that our company had issued (1) 59,203,918 shares of restricted common stock in connection with the Settlement Agreement Regarding Failure to File a Registration Statement; (2) six secured convertible notes in an aggregate amount of $6,584,005 in connection with the Settlement Agreement Regarding Mandatory Redemption Payment; and (3) convertible notes in the amount of $403,175 in connection with the Settlement Agreement Regarding Failure to deliver shares due upon conversion. The Parents contended that the transactions referred to in the 8-K constituted an unfair dilution of the “non-Merriman shareholders’” stock holdings.

     On April 20, 2005, we filed a Supplemental Notice to inform the Court that Messrs. Gasch and Medhi do not support the March Consent. In addition, we informed the Court that Mr. Gasch had signed a Declaration that (1) Mr. Gasch never agreed to serve on the proposed board of directors contemplated by the March Consent, (2) that Mr. Gasch does not support the March Consent and, if the March Consent constituted a valid shareholder resolution (which we do not believe) Mr. Gasch would immediately vote to reinstate the entire Board of Directors as it currently exists, (3) Mr. Gasch denounces and rescinds the purported Director’s Consent Resolutions dated December 10, 2004 and no longer supports any of the resolutions or purported corporate actions contemplated in that purported consent, and (4) Mr. Gasch has terminated Gust Rosenfeld as his counsel because he no longer wishes to be associated with or jointed represented by Mr. Parent. Mr. Medhi also informed us that he resigned as a director of our Board of Directors as currently constituted and as a member of the board of directors designated by earlier consent resolution. We informed the Court that these developments constitute additional reasons to deny the Parents’ motion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Under the terms of our November 2004 subscription agreement, we issued 8% convertible notes to an investor group. Under the terms of the notes, our first principal and interest repayment was scheduled for April 1, 2005. Prior to April 1, 2005, knowing that we did not have sufficient cash available to meet these obligations, we began negotiations with the major note holders in an effort to delay repayment of both the principal and interest amounts for a 12-month period. Our negotiations with these note holders regarding the repayment delay have so far been successful and we have reached a tentative agreement regarding the 12-month payment deferral. We remain optimistic that we will reach a definitive agreement. However, in the event we are not successful in achieving a payment deferral, we will be unable to meet the current note obligations. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, it is possible that we would be unable to secure such funding.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of March 31, 2005 (Unaudited)

•	Consolidated Statement of Operations (Unaudited)

•	Consolidated Statement of Cash Flows (Unaudited)

•	Notes to Financial Statements

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports filed on Form 8-K during the quarter ended March 31, 2005:

(1)	A Report on Form 8-K was filed with the Securities and Exchange Commission on February 23, 2005 under Item 5.01 relating to the granting of a preliminary injunction by the United States District Court for the District of Arizona ordering the reinstatement of the Board of Directors of the Company as it existed prior to December 10, 2004. As a result of the Court’s order, seven directors were reinstated. A disclosure was also made in this report under Item 5.02 relating to the reinstatement of Robert T. Faber as President and Chief Executive Officer of the Company and the appointment of Lisa S. Boksenbaum as Secretary of the Company and Leslie L. Cahan as Treasurer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC.

(Registrant)

Date: May 13, 2005	By:	/s/ Robert T. Faber

	Name:	Robert T. Faber
	Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber

	Name:	Robert T. Faber
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002