Form 10KSB/A
period 2004-12-31
GOLDSPRING INC
filed 2005-06-20
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Our Billy the Kid/Lucerne claims, which we call our Plum operations, are located between Carson City and Virginia City, Nevada, about 30 miles southeast of Reno in an area known as American Flat. Our Gold Canyon and Spring Valley projects are located in Lyon County, Nevada, and our Big Mike Copper project is located about two hours east of Reno in Winnemucca, Nevada.

Our Plum operations involve open pit gold and silver mining. We have prepared a formal mine plan and mining schedule, which are currently being reviewed by a third party specialist. We anticipate that a reserve report will be released during the second or third quarter of 2005. We have not yet explored or developed our Como claims. We also have not completed any exploratory activities on our Gold Canyon, Spring Valley, or Big Mike properties.

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

Employees

We have three full-time employees at our executive office in Scottsdale, Arizona. At the Plum Mining project in Nevada, we have 15 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, and acquisition initiatives. We also use subcontractors in our test mining operations, which involves approximately 20 people, including a mining and screening foreman.

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

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, we posted a surety bond in the amount of $553,000, of which $377,000 was in the form of a cash deposit and the balance was secured from a surety agent.

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

The allegations made in our lawsuit raised questions about the representations that our founder made during the March Offering. The delay in effectiveness of our registration statement combined with the allegations raised in the lawsuit caused concern among the investors in the March Offering. We worked with the investors to address their concerns in a manner that would not force us to pay a large cash penalty or face a lawsuit, both of which would be detrimental to our shareholders. In consideration for restructuring the original transaction, the investors agreed to grant us a release for any misrepresentations that may have been made, allowed us to capitalize the accrued liquidated damages, and provided us with additional time to cause the registration statement to become effective, thereby avoiding potential liquidated damages of $600,000 if the registration statement were to become effective before December 30, 2004.

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

We have invested capital in various mineral properties and projects in North America where we may not have conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry. Our mineral projects involve high risks because we have not invested substantial sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning, and economic analysis to the same extent that other mining companies might deem reasonable. . Standard industry practice calls for a mining company to prepare a formal mine plan and mining schedule and have these documents reviewed by a third party specialist. We have prepared a formal mine plan and mining schedule, and these documents are in the process of being reviewed by a third party specialist.

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

Present Condition of Property and Work Performed

We have prepared a formal mine plan and mining schedule, which are currently being reviewed by a third party specialist. We expect to release a reserve report for the Plum project in the second or third quarter of 2005

Description of Equipment and other Infrastructure Facilities

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

It should also be noted that the above-stated tonnage of mineralized material does not reflect waste dilution during test mining or metal value losses in processing nor do the above numbers reflect the drilling and exploration work performed in 2004 and 2005. We have established procedures to recalculate and update our mineral inventory annually, and we plan do so in 2005. Our year-end mineral inventory calculations will incorporate test mining depletions and addition to inventory based on results of mine optimization and exploration work performed during 2004 and 2005..

Minable Resource
			Waste
	Tons	Avg. Au opt	tons	Cont. Au
Total Unaudited Minable Resources*	4,283,000	0.056	7,922,000	239,848

* Tonnage of mineralized material is undiluted; it does not reflect waste dilution during mining or metal value, losses in processing.

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

Gold Canyon and Spring Valley (Placer Projects)

We own a 100% interest in the 25 federal unpatented placer claims located in Lyon County, Nevada that comprise the Gold Canyon and Spring Valley projects. The 25 unpatented placer claims cover approximately 850 acres and are located about 30 miles southeast of Reno and four miles south of Virginia City, Nevada. We have not completed any exploration activity on the Gold Canyon or Spring Valley properties. The properties are undeveloped and do not contain any open-pit or underground mines. We have not established any proven or probable reserves on the mineral claims. All of our activities associated with these properties are exploratory in nature. We purchased an Ems-Ross processing plant in late 2003 for use on these properties. The processing plant is stored at our Plum mining property in American Flat, Nevada. We have no plans to begin test mining operations on these properties in the near-term.

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

On November 1, 2004, we announced the signing of a Memorandum of Understanding with MBMI Resources, Inc, of Vancouver, Canada, to form a 50-50 joint venture to bring the Big Mike Copper Project into operation. As we have not established any proven or probable reserves on this property, any joint venture work would be exploratory in nature. The objective of the joint venture is to establish commercial copper production using a vat leaching process. MBMI will be responsible for all costs associated with the development of the project, estimated to be in the range of $1.25 million to $1.50 million. Completion of the transaction is subject to due diligence and regulatory approval.

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

Overview

We are a North American natural resource company whose objective is to achieve growth and profitability through enhancements at our active gold and silver-producing mine near Reno, Nevada and through the acquisition of additional mining projects in the region that can be efficiently put into near-term operation and production.

We currently own mineral properties and conduct our primary mining operations in the Storey County, Nevada, located about 30 miles southeast of Reno, Nevada. This operation consists of the Plum Mining facility. We also own mineral permits in Alberta, Canada. We have no active operations in Canada.

The year 2004 presented our company with numerous challenges that impacted our performance in the form of financial and operational confusion as well as management distraction. A legal dispute over control of our company, a resulting series of disruptive management changes, their impact on operations and morale and the resulting need for a significant financial restructuring effectively slowed our progress toward both growth and profitability. In addition, the region experienced record level snowfalls during the winter of 2004 / 2005. While the unusually heavy precipitation did not interfere with the overall recovery of mineralized material, it did reduce operating efficiency at the plant. Despite these numerous challenges, however, we delivered our first production from the Plum Mining facility during late third quarter 2004.

Results for 2004 were further impacted by liquidated damages that resulted from our inability to have an effective registration statement as required by our financing agreements. Compounding this issue were legal and related expenses incurred in a dispute over control of our company. We currently believe that the bulk of the management control-related disruptions we experienced in 2004 and early 2005 have passed, and that we now can focus our efforts on achieving growth and positive cash flow in 2005..

We seek growth through the expansion of the operations at our Plum mining facility. This process consists of actively conducting exploration to identify additional mineralized material. The successful location of new mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess a unique advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

We also seek growth through the acquisition of mining projects, which are located within the general vicinity of our Plum Mine project and which have proven in-ground reserves, advanced permitting, and solid exploration potential. While this region of Nevada is the focus of our search for acquisition opportunities, we would consider acquisitions outside of the region if those opportunities were compelling. We seek to acquire small, proven projects whose business operations and business models make those projects economically feasible for a company of our size.

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

The Big Mike Copper Project is located in Pershing County, Nevada. It covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. We have not completed any exploration activity on the project. The property includes an open pit, mineralized material in a stockpile and waste dumps. We believe the property has exploration potential for primary and oxide copper. In November 2004, we entered into a Memorandum of Understanding to form a joint venture to begin exploration activities on this property. The negotiations were put on hold in December 2004 by the dispute over control of the company.

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

Liquidity and Capital Resources

We recognize that our cash resources are severely limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We will need to raise additional capital to fund normal operating costs and fund plant and facility production. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of our independent registered public accounting firm in our financial statements provided elsewhere in this document, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. .

We have a substantial obligation to pay our note holders approximately $15 million over the years 2005, 2006, and 2007, resulting from our 2004 financing (See 2004 Financing Events and Restructuring in “Business”). We do not currently have sufficient cash available to meet these obligations. We are currently negotiating with these note holders in an effort to delay repayment of both the principal and interest amounts, for a 12-month period commencing with the date of such agreement. Our negotiations with these note holders regarding the repayment delay have so far been successful and we remain optimistic that we will reach a resolution. However, in the event we are unable to reach a resolution on the repayment delay issue, we will be unable to meet the current note obligations and the future of our company will be in jeopardy. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, it is possible that we would be unable to secure such funding.

We have yet to realize an operating profit at our Plum Mine location. However, we believe that our Plum Mine operations will become profitable and generate positive cash flow during 2005.

We expect to expand our existing leach pads, which currently number three, to a total of either four or five leach pads during 2005. The cost of this expansion will be approximately $600,000. That expenditure represents our only major capital expenditure currently planned for 2005. We intend to finance our leach pad expansion project and any other capital expenditures in 2005 through the issuance of debt and equity instruments to existing shareholders and other parties.

Item 7. Financial Statements

     See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-KSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our executive officers have also concluded that our disclosure controls and procedures are also effective to give reasonable assurance that the information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We have identified conditions as of December 31, 2004 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel.

In December 2003 our CFO implemented a business expense reimbursement policy which he reviewed with all employees who regularly traveled for business including the Company’s founder, CEO and Chairman. The policy segregated the function of approving employee business expenses from those employees incurring them. The CFO discussed the policy again with the former CEO and Chairman in January 2004 due to his failure to comply with the policy. The CEO’s continued failure to properly document business expenses led the CFO to discuss the problem with the Company’s Board of Directors, the Company’s outside auditor and legal counsel. In April / May 2004 the Company’s outside auditor spoke with the CEO regarding his failure to document travel and entertainment expenses. In August 2004 the Company’s Board of Directors decided to take firm measures to resolve this problem with the CEO. These steps led to the CEO’s resignation on September 3, 2004. The Board then appointed the CFO as President and Chief Executive Officer.

In response to this deficiency, five independent board members were added and an audit committee, composed of directors’ independent of the Company’s day-to-day management function, was formed to oversee the financial reporting and to review and approve executive expense account charges.

As our former CFO is assuming the duties of the CEO and the Company has presently not hired another individual to act as CFO, we believe we have a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but acknowledge that the only effective long-term solution to our accounting needs is to hire a qualified CFO. Due to our budgetary constraints and the small size of our company we are uncertain as to when we will be able to accomplish this. We estimate that the annual cost of a qualified individual to act as the Company’s CFO would be between $75,000 and $100,000.

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

          The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s corporate secretary at our executive office. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, a majority of the members of the Nominations and Corporate Governance Committee are independent, as that term is defined by Nasdaq.

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

Certain Filings

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

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
				Securities	All Other
	Annual Compensation(1)			Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)(2)	($)
Robert T. Faber(2)	2004	$115,000	$10,000	0	$0
President and Chief	2003	33,000	0	0	0
Executive Officer; Chief Financial Officer

(1)	Executive officers received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of that officer’s salary and bonus during fiscal 2004.

(2)	Mr. Faber has served as President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)		Percent(2)
Directors and Executive Officers:
John F. Cook	6,750,000		2.9%
3155 Hwy 37 RR2
Roslin, Ontario K0K 2Y0
Canada

Robert T. Faber	1,990,000		0.8%
16639 N. 55th Place
Scottsdale, AZ 85254

Lisa S. Boksenbaum	10,000		0.0%
8072 E. Maria Dr.
Scottsdale, AZ 85255

Christopher L. Aguilar	157,775		0.1%
301 H Macalla Court
Yerba Buena Island
San Francisco, CA 94130

Todd S. Brown	—		0.0%
11435 N. St. Andrew Way
Scottsdale, AZ 85254

Leslie L. Cahan	9,000,000		3.8%
11878 N. 80th Place
Scottsdale, Arizona 85260

Jerrie W. Gasch	330,000		0.1%
3174 Luyung Drive, #2
Rancho Cordova, CA 95742

Stanley A. Hirschman	—	(3)	0.0%
5960 W. Parker Road #278—279
Plano, TX 75093

Stephen B. Parent	45,962,750		19.6%
16706 N. 109th Way
Scottsdale, AZ 85255

Phil E. Pearce	—	(3)	0.0%
6624 GlenLeaf Ct.
Charlotte, NC 28270

Non-director, non-officer 5% Shareholders:
Longview Equity Fund and Longview International Equity Fund	28,354,549		11.24%
c/o Redwood Grove Capital Management
600 Montgomery Street, 44th Floor
San Francisco, CA 94111

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)
Jubliee Investment Trust	39,600,000	16.9%
Pearl Corporate Finance Limited
One Great Cumberland Place
London W1H 7AL

John W. Winfield(4)	87,694,050	34.56%
c/o Intergroup Corp.
820 Moraga Drive
Los Angeles, CA 90049

Capital Ventures International	18,903,020	7.46%
c/o Heights Capital Management
101 California St., Suite 3250
San Francisco, CA 94111

Longview Fund, L.P.	14,177,274	5.70%
c/o Viking Asset Management, LLC
600 Montgomery Street, 44th Floor
San Francisco, CA 94111

Gamma Opportunity Capital	14,177,273	5.70%
600 Montgomery St., 44th Floor
San Francisco, CA 94111

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property laws. The numbers and percentages shown include the shares of common stock actually owned as of March 31, 2004 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.

(2)	The percentages shown are calculated based on 234,567,757 shares of common stock outstanding on March 31, 2005. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2005 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(3)	Does not include any shares beneficially owned by Longview Equity Fund and Longview International. Messrs. Hirschman and Pearce each own 0.5% of Redwood Capital Management, the management company for the Longwood entities.

(4)	Includes shares beneficially owned by John W. Winfield, Santa Fe Financial Corp., Portsmouth Square, Inc. and InterGroup Corporation.

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

Item 13. Exhibits

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation of the Registrant, including all amendments to date (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

10.5(a)	Subscription Agreement dated as of March 23, 2004 by and among the Registrant and the subscriber parties thereto (1)

10.5(b)	Subscription Agreement dated as of November 30, 2004 by and among the Registrant and the subscriber parties thereto (2)

10.6	Form of Convertible Note, dated as of November 30, 2004 issued by the Registrant to the subscribers (2)

10.7(a)	Common Stock Purchase Warrant A dated as of March 23, 2004 issued by the Registrant to the subscribers (1)

10.7(b)	Common Stock Purchase Warrant (Green Shoe) dated as of March 23, 2004 issued by the Registrant to the subscribers (1)

10.7(c)	Form of Class B Common Stock Purchase Warrant, dated as of November 30, 2004 issued by the Registrant to the subscribers (2)

10.8(a)	Funds Escrow Agreement, dated as of March 23, 2004 among the Registrant, the subscriber parties thereto, and the escrow agent (1)

10.8(b)	Funds Escrow Agreement, dated as of November 30, 2004 among the Registrant, the subscriber parties thereto, and the escrow agent (2)

Exhibit
Number	Exhibit
21.1	List of Subsidiaries (1)

23.1	Consent of Jewett, Schwartz & Associates

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by Reference to Registration Statement on Form S-1 (Registration 333-114697)

(2)	Incorporated by Reference to Registrant’s Current Report on Form 8-K dated December 6, 2004, as filed on December 8, 2004.

(b)	Reports filed on Form 8-K during the quarter ended December 31, 2004:

(1)	A Report on Form 8-K was filed with the Securities and Exchange Commission on October 6, 2004 relating to the election of four new directors.

(2)	A Report on Form 8-K was filed with the Securities and Exchange Commission on December 8, 2004 relating to the restructuring of securities issued in our March 2004 private placement transaction.

(3)	A Report on Form 8-K was filed with the Securities and Exchange Commission on December 14, 2004 relating to the removal of seven directors pursuant to a purported shareholders’ consent resolution.

(4)	A Report on Form 8-K was filed with the Securities and Exchange Commission on December 21, 2004 relating to the termination of negotiations with Bema Gold Corporation for our acquisition of the Yarnell Mining Company.

Item 14. Principal Accountants Fees and Services

          The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2003 and December 31, 2004, are as follows:

	2003	2004
Audit fees	$56,000	$28,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	1,400	—

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

Date: June 17, 2005	GoldSpring, Inc.
	By:	/s/ Robert T. Faber
Robert T. Faber
President and Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GoldSpring, INC.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspring, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years then ended 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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

The financial statements as of and for the year ended December 31, 2003 have been restated to account for the acquisition of the mineral interests acquired from Ecovery, Inc. as a reverse merger pursuant to the Plan of Reorganization, the cancellation of preferred stock, and the full reservation of deferred tax assets further described in Note 1 to the financial statements.

/s/ Jewett, Schwartz, & Associates

Hollywood, Florida
March 31, 2005

GOLDSPRING, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,951,802
Prepaid expenses and other current assets	149,796
Inventories	288,687

TOTAL CURRENT ASSETS	2,390,285

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES:
Mineral properties	1,729,885
Plant, Equipment, Mine Development	5,171,863

TOTAL PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES	6,901,748

OTHER ASSETS:
Reclamation deposit	377,169
Equipment purchase deposit	110,000

TOTAL OTHER ASSETS	487,169

TOTAL ASSETS	$9,779,202

The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts Payable	$589,800
Accrued Expenses	776,187
Short-Term Lease Obligations	34,516
Current portion of long-term debt	7,700,941

TOTAL CURRENT LIABILITIES	9,101,444

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	256,620
Long-term Lease obligation, net of current portion	119,152
Long-term Asset retirement obligations	470,803

TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	846,575

TOTAL LIABILITIES	$9,948,019

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value, 500,000,000 shares authorized , 204,938,076 shares issued and outstanding	$136,489
Treasury Stock	(67)
Additional paid-in capital	7,376,518
Accumulated deficit	(7,681,757)

TOTAL STOCKHOLDERS’ DEFICIENCY	(168,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,779,202

GOLDSPRING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

		(Restated)
	2004	2003
REVENUE FROM GOLD SALES, NET	$955,380	$—

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	1,946,433	—
Depreciation and amortization	443,843	1,118
Exploration	140,051	387,557
General and Administrative	1,430,596	2,214,957
Other	659,931	—

	4,620,854	2,603,632

OTHER INCOME (EXPENSE)
Gain on derivative investments, net	238,620	—
Liquidated damages expense (See Note 11)	(1,627,308)	—
Interest income	40,142	—
Interest expense	(65,996)	1,891

	(1,414,542)	1,891

NET LOSS	(5,080,016)	(2,601,741)

Net loss per common share - basic	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	187,819,639	135,138,181

GOLDSPRING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Common Stock
	Par value, $.000666 per share; 500,000,000 shares
	authorized
			Common	Stock	Treasury Stock	Additional	Treasury
	Shares		Stock	Subscriptions	Subscriptions	Paid-in	Stock	Accumulated
	Issued	Amount	Subscribed	Receivable	Payable	Capital	(at cost)	Deficit	Total
Balance - December 31, 2002	83,699,081	55,745			20,000	2,510,420	(20,000)	(2,614,051)	(47,886)

Effect of recapitalization						(2,614,051)		2,614,051	—
Retirement of common stock	(79,500,000)	(52,947)			(20,000)	52,947	20,000		—
Common stock issued for plant, equipment and mineral interests	91,523,149	60,954				399,183			460,137
Common stock issued for consulting services	24,289,000	16,176				2,103,954			2,120,130
Common stock retired	(11,735)	(8)							(8)
Issuance of common stock	37,000,000	24,642				1,885,366			1,910,008
Forward stock split	15,627,654	10,408				(10,408)			—
Other Adjustment 12/31/03						8			8

Net loss								(2,601,741)	(2,601,741)

Balance - December 31, 2003, Restated	172,627,149	$114,970	$	$	$	$4,327,419	$	$(2,601,741)	$1,840,648

Issuance of common stock for cash, net of issuance costs	22,182,462	14,773				9,414,008			9,428,781
Common stock issued for consulting services	50,000	33				41,967			42,000
Repurchase and retirement of common stock	(2,000,000)	(1,332)				(148,668)			(150,000)
Stock buyback and return to treasury						(74,933)	(67)		(75,000)
November Restructuring	(21,739,129)	(14,478)				(9,985,522)			(10,000,000)
Conversion of Debentures into Common Stock	33,817,594	22,523				3,802,247			3,824,770
Net loss								(5,080,016)	(5,080,016)

Balance – December 31, 2004	204,938,076	$136,489	$—	$—	$—	$7,376,518	$(67)	$(7,681,757)	$(168,817)

GOLDSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Restated)
For the years ended December 31,	2004	2003
Cash flows from operating activities:
Net loss	$(5,080,016)	$(2,601,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,708	1,118
Accretion of asset retirement obligations	17,017	—
Liquidated damages from March 2004 equity financing	1,100,649
Consulting services provided in exchange for common stock	42,000	2,120,130
(Increase)decrease in operating assets:
Inventories	(288,688)	—
Prepaid and other current assets	(101,504)	—
Other current assets	—	(102,291)
Increase (decrease) in operating liabilities:
Accounts payable	480,847	108,952
Accrued expenses	726,865	—
Asset retirement obligation	470,803	—

Total Adjustments to Reconcile Net Loss Used in Operating Activities	2,873,697	2,127,909

Net cash used in operating activities	(2,206,319)	(473,832)

Investing activities:
Reclamation bond deposit	(232,169)	(145,000)
Equipment deposit	(10,000)	—
Acquisition of plant, equipment and mineral properties	(4,747,629)	(1,927,356)

Net cash used in investing activities	(4,989,798)	(2,072,356)

Financing activities:
Net proceeds from the issuance of common stock	9,428,781	1,910,008
Principal payments on Note Payable	(400,000)	—
Purchase and cancellation of Company’s Common Stock	(150,000)	—
Purchase of Company’s Common Stock and returned to treasury	(75,000)	—
Proceeds from the issuance of note payable to related party	—	1,000,000

Net Cash flows provided by financing activities	8,803,781	2,910,008

Net Increase in cash	1,587,664	363,820

		(Restated)
For the years ended December 31,	2004	2003
Cash - beginning of year	364,138	318

Cash - end of year	$1,951,802	$364,138

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock for the acquisitions of GoldSpring, LLC and Ecovat, LLC	$—	$360,137

Issuance of common stock for an equipment deposit	$—	$100,000

Purchase of assets under capital leases	$168,202	$—

Purchase of assets by long-term debt	$63,269	$—

Convertible notes payable and accrued interest converted to common stock	$3,824,770

Convertible notes issued in connection with November Restructuring	$10,000,000

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

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

Restatement of Financial Statements

Our 2003 financial statements have been restated as follows:

•	In March 2003, we acquired substantially all of the mineral assets of Ecovery, Inc. in a merger transaction. The merger transaction between us and Ecovery was originally accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $8.9 million. After further investigation and consideration, we concluded that accounting for this transaction as a recapitalization more accurately reflects its nature. Three primary factors influenced the accounting treatment change for this transaction: (1) the change in control of our company based on the number of our shares issued to the Ecovery shareholders in the transaction; (2) the sole officer and director of our company resigned effective the date of the transaction; and (3) we had no operations prior to the transaction. The accounting impact of treating this transaction as a recapitalization instead of a business combination is an elimination of $8.9 million of goodwill and a reduction of Additional Paid-in Capital by the same amount.

•	In connection with the change in accounting treatment of the original transaction with Ecovery, we and the seller mutually agreed to cancel 46,500 convertible redeemable preferred shares in favor of a 20% net proceeds royalty agreement. Specifically, we reevaluated our accounting for certain convertible, redeemable preferred stock issued to Harlesk Nevada, a company controlled by Leslie L. Cahan, a director of our company since 2003. Since the substance of the economic arrangement between Harlesk Nevada and us was to provide a maximum financial benefit of $4.65 million to Harlesk Nevada by way of a 20% net proceeds royalty contingent obligation (subject to a continuing 2% NSR royalty) when and if the Gold Canyon and Spring Valley properties were put into commercial production, we and Harlesk Nevada mutually agreed to cancel the preferred stock and restate the same obligation in a net proceeds royalty agreement between the parties. Accordingly the Gold Canyon and Spring Valley assets have been adjusted to reflect the cancellation of the preferred stock. This change has been restated to reflect our company’s financial situation. These changes in accounting treatment had no effect on our results of operations.

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

Restatement of Financial Statements, Continued

•	Prior to the transaction with Ecovery, we had entered into various contractual arrangements to issue common stock as consideration for investor relations, business advisory, and related consulting services. We issued a total of 26,726,932 common shares of common stock valued at $4,123,278 for consulting services during the period from February 2002 through March 11, 2003. The entire amount was originally recorded as an expense in 2003. Subsequent to the preparation of the financial statements, we reviewed the transaction and determined that $2,043,278 of the expense should have been recognized in fiscal 2002 to correspond with the 2,726,932 shares of restricted common stock issued during 2002 and that the remaining $2,080,000, relating to the 24,000,000 shares issued during 2003 should be recognized as an expense in 2003. Accordingly, the financial statements have been restated to reflect the correct allocation of the consulting services expense.

•	After careful consideration and review of negative and positive evidence regarding the realization of deferred tax assets, we have determined that, for the year ended December 31, 2003, it is more likely than not that any deferred tax asset arising from net operating loss carryforwards or temporary differences will not be recognized in the near term given our company’s current stage of evolution. Accordingly, the financial statements have been restated to reflect a full reservation of deferred tax assets with a corresponding adjustment to income tax benefit shown in the statement of operations.

          The effect of the restatements on the December 31, 2003 consolidated statement of operations is as follows

	As Previously	Effect of	As
	Reported	Restatement	Restated
Consulting Expense	$4,123,278	($2,043,278)	$2,080,000

Deferred Tax Benefit	$940,000	($940,000)	$0

Net Loss	($3,705,019)	$1,103,278	($2,601,741)

Net Loss per share	($0.027)	$0.008	($0.019)

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

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

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

GOLDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004 and 2003

Note 2 — Mineral Properties

At December 31, 2004, our mineral properties consisted of the following:

MINERAL PROPERTIES:

Placer Gold Properties	$100,000
Big Mike Copper Property	119,138
Plum Gold Properties (1)	1,479,485
Water rights	90,000
Less Accumulated Depreciation and Amortization	(58,738)

Balance at 12/31/04	$1,729,885

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

Note 3 — Plant, Equipment and Mine Development

At December 31, 2004, plant, equipment and mine development consisted of the following:

Plant and Equipment, Gold Properties	$5,525,126
Equipment, Corporate	14,825
Less Accumulated Depreciation	(368,088)

Balance at 12/31/04	$5,171,863

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

At December 31, 2003, we were not subject to reclamation or closure liabilities and therefore had not accrued any amounts related thereto. During the third quarter of 2004, we assessed future closure costs at our Plum Mine properties in connection with an approved reclamation plan submitted to the Nevada Division of Environmental Protection. Accordingly, we adjusted our associated long-lived assets and recognized a corresponding asset retirement obligation. The total of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 7.5% from the time we expect to pay the retirement obligation to the time we incurred the obligation, along with assumed annual inflation of 2.6%.

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