Form 10QSB
period 2005-06-30
GOLDSPRING INC
filed 2005-08-15
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

P.O. Box 1118
Virginia City, NV 89440
(775) 847-5272
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

Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 250,201,992 shares of Common Stock, $0.000666 Par Value, as of June 30, 2005.

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,”“anticipation,”“intentions,”“beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors” in our Form 10-KSB for the year ended December 31, 2004.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
GOLDSPRING, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2005 (Unaudited)	As Restated December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,295	$1,951,802
Prepaid expenses and other current assets	144,501	149,796
Finished goods inventory	228,286	288,687
Inventory	32,964	-
TOTAL CURRENT ASSETS	452,046	2,390,285

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,258,833	1,291,580
Plant, Equipment, Mine Development	1,451,369	1,379,614
Plant, Equipment, Mine Development, and Mineral Properties	2,710,202	2,671,194
Accumulated depreciation	(376,521)	(219,834)
TOTAL PROPERTY AND EQUIPMENT	2,333,681	2,451,360

OTHER ASSETS:
Reclamation deposit	377,169	377,169
Equipment purchase deposit	100,000	110,000
TOTAL OTHER ASSETS	477,169	487,169

TOTAL ASSETS	$3,262,896	5,328,814

CURRENT LIABILITIES
Accounts Payable	$1,661,371	$589,800
Accrued Expenses	1,911,845	792,883
Short-Term Lease Obligations	34,772	34,517
Current portion of long-term debt	14,564,684	11,521,776
TOTAL CURRENT LIABILITIES	18,172,672	12,938,976

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	38,859	243,858
Long-term Lease obligation, net of current portion	97,102	119,152
Long-term Reclamation liability	553,190	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	689,151	916,200
TOTAL LIABILITIES	$18,861,823	$13,855,176

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 500,000,000
shares authorized , 250,201,922 shares issued and outstanding	$166,635	$113,966
Treasury Stock	(67)	(67)
Additional paid-in capital (See Note C)	3,013,208	3,574,272
Accumulated deficit - Prior years	(12,214,532)	(2,601,741)
Accumulated deficit - Current year	(6,564,170)	(9,612,792)
TOTAL SHAREHOLDERS’ DEFICIENCY	(15,598,926)	(8,526,362)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,262,896	$5,328,814

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended June 30,

	2005	2004
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$691,861	$-

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)
Depletion, depreciation and amortization	104,042	-
Reclamation, Exploration and Test Mining Expenses	1,541,290	1,401,856
General and administrative	234,281	304,580
Other	174,196	15,096
TOTAL COSTS AND EXPENSES	2,053,809	1,721,532

OTHER INCOME (EXPENSE)
Gain on derivative instruments, net	-	395,150
Other (See Note B)	(985,835)	(42,180)
Interest expense	(468,623)	-
Interest income	-	12,178
	(1,454,458)	365,148

NET LOSS	(2,816,406)	(1,356,384)

Net loss per common share - basic	$(0.012)	$(0.007)

Basic weighted average common shares outstanding	243,982,021	193,326,278

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month periods ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$1,203,951	$-

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	189,434	-
Reclamation, Exploration and Test Mining Expenses	2,811,380	3,115,950
General and administrative	518,535	578,443
Consulting and professional services	678,464	145,979
TOTAL COSTS AND EXPENSES	4,197,813	3,840,372

OTHER INCOME (EXPENSE)
Gain on derivative instruments, net	-	395,150
Other (See Note B)	(2,860,468)	(42,180)
Interest expense	(723,862)	-
Interest income	13,526	12,636
	(3,570,804)	365,606

NET LOSS	(6,564,170)	(3,474,766)

Net loss per common share - basic	$(0.031)	$(0.019)

Basic weighted average common shares outstanding	208,705,670	184,291,427

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30,

	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,564,170)	$(3,474,766)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	189,434	-
Liquidated damages from November 2004 restructuring converted into common stock	1,776,104	-
Consulting services provided in exchange for common stock	-	42,000
Accrued Loss on Sale of Gold Investment	-	42,180
(Increase) Decrease in operating assets:
Finished goods inventory	60,401	(106,689)
Inventory	(32,964)	-
Prepaid and other current assets	5,295	(70,841)
Other assets	-	235,609
Increase (decrease) in operating liabilities:
Accounts payable	1,071,571	375,097
Accrued expenses	1,118,960	191,904
Other	268,250	-
Total Adjustments to Reconcile Net Loss Used in Operating Activities	4,917,318	709,260
Net cash used in operating activities	(1,646,852)	(2,765,506)
Investing activities:
Investment in Gold		(1,016,700)
Equipment deposit	10,000	-
Acquisition of plant, equipment and mineral properties	(71,754)	(39,111)
Net cash used in investing activities	(81,754)	(1,055,811)
Financing activities:
Net Proceeds from Issuance of Stock	-	332,500
Proceeds from March 2004 financing, net	-	9,150,000
Purchase and Cancellation of Company’s Stock	-	(150,000)
Purchase of Company’s Stock and Recorded to Treasury	-	(75,000)
Conversion of debt into Company’s common shares	460,267	-
Principal payment Note Payable	(176,901)	(200,000)
Net Cash flows provided by financing activities	283,366	9,057,500
Net Increase (Decrease) in cash	(1,905,507)	5,236,183
Cash - beginning of period	1,951,802	364,138
Cash - end of period	$46,295	$5,600,321
Cash paid during the period for interest	$5,000	$0
Cash paid during the period for income taxes	$0	$0
Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$403,175	$-
Issuance of notes for mandatory redemption payment plus accrued interest	$6,885,184	$-
Purchase and cancellation of common stock in connection with mandatory redemption payment	$6,801,975	$-

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES/ OVERVIEW

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding GoldSpring, Inc. (“we,” the "Company," or "GSPG"), that involve risks and uncertainties. Our actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include possible need for additional financing; dependence on management; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2004.

NOTE B -LIQUIDATED DAMAGES

For the first half of 2005 (ended June 30, 2005), we recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:
November 30, 2004 Non-Registration Provisions	$2,761,939
Failure to timely deliver shares upon notice of converting note holders	98,529
$2,860,468

Non-Registration Provisions

Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages continued to accrue in the amount of $222,013 for each 30-day period after December 30, 2004 until our registration statement is declared effective. Through March 29, 2005, the accrued liquidated damages totaled $888,052. The Subscription Agreement requires the liquidated damages to be paid in cash or stock issued in a transaction registered under the Securities Exchange Act of 1933, as amended (the "Act"). If paid in stock, we must issue stock in the amount of 200% of the cash payment amount. In lieu of stock issued in a registered transaction, we negotiated with the investors to issue restricted stock at a discount to market while adhering to the other requirements of the subscription agreement. This settlement resulted in the issuance of 59,203,918 shares of restricted common stock.

Failure to Timely Deliver Conversion Shares

On December 20, 2004, we received notice from holders of approximately $500,000 of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 4,243,791 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, stock issued in a registered transaction within three business days of our receipt of the notices of conversion (the “Delivery Date”). The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the Note principal amount being converted per business day after the Delivery Date. Our former Chief Executive Officer did not deliver the stock certificates within the required period. On March 18, 2005 we delivered the certificates representing the shares of common stock to these converting note holders. The 84 -day delay in delivering the shares resulted in liquidated damages of $403,175. We recognized these damages during the fourth quarter of 2004 and the first quarter of 2005. We issued convertible notes for the amount of liquidated damages due.

NOTE C - MANDATORY REDEMPTION PAYMENT

Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to the product of the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest.

Item 2. Management’s Discussion and Analysis or Plan of Operations

     The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.
The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended June 30, 2005, as well as our future results.

Overview

We are a North American natural resource company whose objective is to achieve growth and profitability through enhancements at our active gold and silver-producing mine near Reno, Nevada and through the acquisition of additional mining projects that can be efficiently put into near-term operation and production. We currently own mineral property rights and conduct our primary mining operations in Storey County, Nevada, located about 30 miles southeast of Reno, Nevada. This operation consists of the Plum Mining facility. We also own mineral permits in Alberta, Canada. We have no active operations in Canada.

Our current management team was reinstated in mid-February 2005 (see Part II, Item 1 - Legal Proceedings). One of current management's top priorities upon regaining control of the company was to improve efficiencies and increase production at our Plum Mine. To this end, we hired a new mine manager, who has significant experience in gold mining, primarily in and around the area of our current operation. We also implemented modifications to our plant, equipment, and operations during the first half of 2005 to address our past difficulties and increasing operating efficiency. In the spirit of maximizing overall operating performance and reducing costs, effective August 1, 2005, the Company has consolidated its corporate office with the Plum Mine facility. The relocation will reduce costs and allow for more effective utilization of our resources, both human and capital. The new contact information for the corporate office and personnel is listed below.

The new contact information for the corporate office, effective August 1, 2005, is:

P.O. Box 1118
Virginia City, NV 89440
Tel 775.847.5272
Fax 775.847.4762
www.goldspring.us

Additional Contact Information:

Lisa Boksenbaum, Corporate and Investor Relations
(480) 203-0510
E-mail: lisab@goldspring.us

Robert Faber, President and CEO
(480) 603-5151
E-mail: rfaber@goldspring.us

We believe that many of the non-operating issues that have plagued our company since early-December 2004 are now being resolved. We are now focusing our efforts on achieving positive cash flow and increased production in 2005. Our ability to maintain that focus will depend largely upon our relationships with a number of our investors that are now note holders as the result of our 2004 financial restructuring. Although this debt obligation is substantial, we believe that we will be able to reach an arrangement with our investors that will allow us to structure the repayments in a manageable fashion.

During the first half of 2005, we incurred approximately $2.8 million of liquidated damages and other expenses related to our obligations under the March 2004 and November 2004 subsription agreements.  The damages were compounded by the former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. We are now in the process of trying to get the registration statement declared effective by the SEC. Until the registration statement is declared effective, we continue to incur liquidated damages under the November 30, 2004 Subscription Agreement (See Recent Financing Events and Restructuring for additional information). Between April 28, 2005 and June 30, 2005, the end of the period covered by this report, we incurred approximately $ 600,000 in liquidated damages, and such damages continued to accrue after the end of such period. Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty, or approximately $1.2 million. Because we do not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we have reached a settlement agreement with the investors to pay the $1.2 million in liquidated damages in restricted common stock valued at $0.03 per share. We accrued $1.2 million in the second quarter of 2005 to reflect this obligation. Pursuant to this settlement agreement, we will be issuing approximately 40 million shares of restricted common stock in the third quarter of 2005.

The Plum Mine operation showed material improvements in efficiency and production in the second quarter of 2005. The crusher, which has been the primary source of setbacks in increasing production, received substantial mechanical improvements early in the quarter. Due to these improvements, we crushed 144,000 tons of mineralized material in the second quarter, representing an increase of 141% from the first quarter 2005. We are in the process of assembling our crushing circuit. Our third-party contractor has discontinued its crushing operations to allow for the set-up of our crushing equipment. We expect our crushing operations to commence in mid-August 2005. This transition from a third-party crushing operator to an in-house operation will bring immediate cost savings and should allow us to reach our target of crushing 60,000 tons of material per month. We also made significant improvements to the Merrill Crowe processing plant during the second quarter. Through a change in pumps and the addition of a second clarifier, we increased capacity at the plant from 100 gallons per minute to 300 gallons per minute and we are now operating 24 hours per day, 7 days per week. We will continue to focus on improving efficiency at the Plum Mine operation through the remainder of 2005.

The improvements at the Plum Mine have resulted in a steady increase in gold production during the second quarter. We produced 353 ounces of gold in April, 527 ounces in May, 1,126 ounces in June, and we are ramping up to our target production of 2,000 ounces of gold per month. Our primary objectives in the third quarter of 2005 are to achieve positive cash-flow and to improve our overall mine operation.

We continue to look for growth opportunities. This process consists of actively conducting exploration to identify additional mineralized material. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

We also seek growth through the acquisition of mining projects which have proven in-ground reserves, advanced permitting, and solid exploration potential. We seek to acquire proven projects whose business operations and business models make those projects economically feasible for a company of our size.

In line with this strategy, on May 4, 2005, we announced that we executed a Letter of Intent to acquire the leases on three patented mineral claims from Comstock Gold, LLC. The Justice, Woodville, and Keystone claims are adjacent to our existing operation at the Plum Mine. The Letter of Intent is subject only to the successful completion of our due diligence and our board’s approval. We expect to complete our due diligence prior to September 30, 2005, after which time we plan to enter into a definitive purchase agreement. The proximity of these claims should allow us to develop the property in a cost-effective manner and likely increase the efficiency of our overall mining operation. This acquisition is important for our company for a number of other reasons as well. First, the claims will expand our mining property by 40 acres, increasing our mineralized material inventory by approximately 33%. Second, the claims will contribute to the enhancement of overall mine extraction and waste disposal efficiencies. Third, these claims will enlarge our footprint in the Comstock Lode region and have the potential for expanding the life of our existing Plum Mine operation. Finally, the addition of these properties will improve our geologic understanding of the entire physical area and its trends.

Results of Operations and Operational Plan

Our Plum Mine, which is located in Storey County, Nevada, went into production in late third quarter 2004. The region experienced record level snowfalls at approximately the same time, continuing through the winter of 2004/2005. While the unusually heavy precipitation did not interfere with the overall recovery of mineralized material, it did impact our ability to mine and crush the mineralized material. As mentioned above, our mining operations essentially shut down in January 2005 due to a combination of harsh weather, equipment difficulties, and management disruption. Although mining operations resumed when the current management was reinstated in mid-February 2005, the equipment difficulties continued throughout the first quarter. For example, between March 15, 2005 and April 1, 2005, we had no crusher production due to inoperable equipment. We have since taken steps to remedy our equipment challenges, including replacing the cone and screen plant on the crusher. Due to these improvements, we crushed 144,000 tons of mineralized material in the second quarter, representing an increase of 141% from the first quarter 2005.

We have made several other improvements to our equipment and operations during the second quarter of 2005 to increase production and improve operating efficiency. On the operations side, we have added additional solution lines to the mineralized material on leach pad number two, adjusted the amount of cement used during the agglomeration phase of processing, and added an agglomeraid to our mineralized material. We believe these adjustments will increase recovery results and minimize problems with the crusher. We have also increased production capacity at our Merrill Crowe processing plant by adding a new clarifier, changing the pumps and raising the height of the vacuum tower. With these changes, we increased capacity at the plant from 100 gallons per minute to 300 gallons per minute and we are now operating 24 hours per day, 7 days per week. We believe the combination of the equipment modifications, operational improvements, and management changes made since late-February 2005 leaves us poised to reach our goals for 2005.

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

Placer Claims, Water Rights, and Mineral Permits

We originally became a mineral company through an acquisition of unpatented placer mineral claims and the Big Mike copper claims in June 2003 from Ecovery, Inc. The transaction had an effectuation date of March 11, 2003. Specifically, that acquisition provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper Project. This acquisition did not include any real property rights. In November 2003, we acquired the Plum mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims. In a separate transaction, we obtained mineral permits in Alberta, Canada in May 2004.

The Big Mike Copper Project is located in Pershing County, Nevada. It covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. We have not completed any exploration activity on the project. The property includes an open pit, mineralized material in a stockpile and waste dumps. We believe the property has exploration potential for primary and oxide copper. In November 2004, we entered into a Memorandum of Understanding to form a joint venture to begin exploration activities on this property. The negotiations were put on hold in December 2004 by the dispute over control of the company. We continue to look for a business partner to develop this project. We are still in discussions with the party who executed the Memorandum of Understanding in November 2004.

In May 2004, the Alberta government granted us mineral permits for all non-energy minerals on nearly 800 square miles of Alberta, Canada mineral property. Sedimentary Oolitic iron bearing material was discovered in 1953 from oil and gas drilling in the area covered by our mineral permits. We are in the process of reviewing existing data and conducting a pre-feasibility study on the project. The study will include new test work to follow-up earlier test work performed on the property. From 1995 through 1997, a series of tests were performed that showed the mineralized material present was amenable to treatment to produce iron pellets and pig iron. We are negotiating the acquisition of the coal rights in this area. We are also investigating the possible acquisition of the rights to the energy minerals, gas, and oil on this property.

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

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In July 2005, we received $800,000 in financing (See Recent Financing Events and Restructuring, below). While this additional funding will meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of our independent registered public accounting firm in our financial statements provided in our Form 10-KSB for the year ended December 31, 2004, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

Under the terms of our November 2004 subscription agreement, we issued 8% convertible notes to an investor group. Under the terms of the notes, our first principal and interest repayment was scheduled for April 1, 2005. Prior to April 1, 2005, knowing that we did not have sufficient cash available to meet these obligations, we began negotiations with the major note holders in an effort to delay repayment of both the principal and interest amounts for a 12-month period. Our negotiations with these note holders regarding the repayment delay have so far been successful and we have reached a tentative agreement regarding the 12-month payment deferral. We remain optimistic that we will reach a definitive agreement. However, we are in default on these notes, and in the event we are not successful in achieving a payment deferral, we will be unable to meet the current note obligations. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, there can be no assurance that such funding would be available. If such funding were not available, we might have no alternative other than to default on these notes.

We have yet to realize an operating profit at our Plum Mine location. However, we believe that our Plum Mine operations will become profitable and generate positive cash flow during the year 2005.

We expect to expand our existing leach pads, which currently number three, to a total of either four or five leach pads during 2005. The cost of this expansion will be approximately $600,000. We are also in the process of taking over the crushing operations from our third-party contractor. This transition requires us to acquire and assemble our own crushing equipment, at an approximate cost of $100,000. These expenditures represent our only major capital expenditures currently planned for 2005. We intend to finance our crushing equipment, our leach pad expansion project and any other capital expenditures in 2005 through the issuance of debt and equity instruments to existing shareholders and other parties.

Restatement of Financial Statements

Upon review of the standards for reporting mineral reserves as defined by SEC Industry Guide 7 (“Guide 7”), we have concluded that we did not have sufficient information to establish the existence of reserves as of December 31, 2004 and that certain costs that we had incurred in the development of our mining facility must be expensed as exploration or “test mining” costs. We have restated our 2004 financial statements to classify all costs previously capitalized (the recovery of which is dependent upon the economical extraction of gold from the mineralized material we are currently processing), as test mining expenses. These costs, which total approximately $4.5 million net of accumulated depreciation, include our asset retirement obligation asset of $453,786. In connection with our restatement of our mineral property assets, we have also restated our asset retirement obligation liability, classifying it as an environmental reclamation liability and not an asset retirement obligation as described by Financial Accounting Standards Board Statement No. 143.

We have also restated our shareholders’ equity. On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. In connection with the notice we reduced convertible notes payable by $3.8 million and recorded an additional 33,817,594 shares (converted at approximately $0.11 per share) at December 31, 2004. Upon further consideration, we have determined that since the shares had not been physically issued prior to year end, the liability and stockholders’ equity accounts should not be adjusted until the shares have been issued. Accordingly, we restated our convertible note and stock holder equity accounts by approximately $3.8 million. The restatement has no affect on net loss or cash flows as previously reported.

Recent Financing Events and Restructuring

On July 15, 2005, we completed a financing transaction, which has provided us with $800,000 in funding. In consideration for the financing, the Company has issued promissory notes with a face value of $1.2 million, reflecting an original issue discount of thirty-three and one-third (33.3%) percent. The term of the notes is two years, with an optional extension of one year at the option of the investor. The annual interest rate on the notes is 15% of the face value and is payable monthly. The funds will be used for working capital and general corporate purposes.

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

During the SEC review process of the registration statement we filed in connection with the March Offering, we learned that our founder and former Chief Executive Officer may have misrepresented the value of certain mineral properties that his company sold to us in a June 2003 transaction. Our discussions with the SEC led to our decision to restate our annual and quarterly SEC filings to reflect our reevaluation of the value of those mineral properties. This reevaluation led to an investigation into the activities of our founder. On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against Stephen B. Parent and four other Defendants, together with their spouses, and Ecovery, Inc. (See - Legal Proceedings). In essence, the complaint alleges that Stephen Parent misrepresented the value of certain placer mining claims that his company, Ecovery, sold to us in 2003 in exchange for approximately 99,000,000 shares of our stock; that Ecovery no longer had good title to the mining claims when they were sold to us; that Mr. Parent and the other named Defendants conspired to defraud us out of approximately 24,000,000 shares of our stock; and that Mr. Parent misappropriated more than $300,000 in company funds.

The allegations made in our lawsuit raised questions about the representations that our founder made during the March 2004 Offering. The delay in effectiveness of our registration statement combined with the allegations raised in the lawsuit caused concern among the investors in the March 2004 Offering. We worked with the investors to address their concerns in a manner that would not force us to pay a large cash penalty or face a lawsuit, both of which would be detrimental to our shareholders. In consideration for restructuring the original transaction, the investors agreed to grant us a release for any misrepresentations that may have been made, allowed us to capitalize the accrued liquidated damages, and provided us with an additional 90 days to cause the registration statement to become effective, thereby avoiding potential liquidated damages of $600,000 if the registration statement were to be filed before December 30, 2004.

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

On or about December 9, 2004, Mr. Parent and fellow directors Jerrie W. Gasch and Purnendu K. Rana Medhi purportedly seized control of our company. They attempted to remove the remaining seven members of our board and announced their intention not to honor the restructured subscription agreement of November 30, 2004, which both Mr. Medhi and Mr. Gasch had approved. On December 21, 2004, Mr. Parent caused our pending registration statement to be withdrawn from SEC consideration, resulting in further delays to the registration process and additional liquidated damages. Mr. Parent remained in control of our corporate office until February 16, 2005 (See - Legal Proceedings). During his period of purported control of our company, Mr. Parent refused to honor our obligations under either the March 2004 subscription agreement or the restructured November 2004 subscription agreement.

On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 33,817,594 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, stock which was issued in a registered transaction within three business days of our receipt of the notices of conversion. As discussed above, our former Chief Executive Officer did not deliver the stock certificates within the required period, resulting in material financial damages to our company.

Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to the product of the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a convertible note in the aggregate amount of $6,885,184 for the 29,573,803 shares and accrued interest.

On December 20, 2004, we received notice from holders of approximately $500,000 of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 4,243,791 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, stock which was issued in a registered transaction within three business days of our receipt of the notices of conversion (the “Delivery Date”). The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the Note principal amount being converted per business day after the Delivery Date. Our former Chief Executive Officer did not deliver the stock certificates within the required period. On March 18, 2005 we delivered the certificates representing the shares of common stock to these converting note holders. The 84 -day delay in delivering the shares resulted in liquidated damages of $403,175. We recognized these damages during the fourth quarter of 2004 and the first quarter of 2005. We issued convertible notes for the amount of liquidated damages due.

Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between December 30, 2004 and April 27, 2005 was approximately $ 1,776,000. Pursuant to this settlement agreement, we issued approximately 59 million shares of restricted common stock in April 2005.

During the first half of 2005, we incurred approximately $2.8 million of liquidated damages and other expenses related to our obligations under the March 2004 and November 2004 subscription agreements. The damages were compounded by the former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. We are now in the process of trying to get the registration statement declared effective by the SEC. Until the registration statement is declared effective, we continue to incur liquidated damages under the November 30, 2004 Subscription Agreement (See Recent Financing Events and Restructuring for additional information). Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we have reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between April 28, 2005 and July 26, 2005, was approximately $ 1.2 million. Pursuant to this settlement agreement, we will issue approximately 40 million shares of restricted common stock in the third quarter of 2005.

Off-Balance Sheet Arrangements.

We were not a party to any off-balance sheet arrangements during the period covered by this report. [See Regulation S-B 303(c) for required disclosure of off-balance sheet arrangements. I have made the assumption that there were none, but if the company did have them, they need to be disclosed here under a separate caption.]

Item 3. Controls and Procedures

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our executive officers have also concluded that our disclosure controls and procedures are also effective to give reasonable assurance that the information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We have identified conditions as of June 30, 2005 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures since the end of the second quarter of 2005 to remedy these deficiencies. These measures include our decision to consolidate the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

We are in the process of taking additional corrective measures to remedy the deficiencies in future periods.

PART II - OTHER INFORMATION
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

In the same ruling, Judge Baca said that “there are serious conflicts in the continued representation of the Parents in this lawsuit by Gust Rosenfeld.” The Court was referring to the fact that Parent had hired Gust Rosenfeld as our counsel after purportedly taking over our company on December 9, 2004. The Court therefore ordered further briefing on whether Gust Rosenfeld should be disqualified as the Parents’ counsel. Shortly thereafter, on March 28, 2005, Gust Rosenfeld voluntarily withdrew as the Parents’ counsel. The Parents have since retained new counsel. The discovery process is currently ongoing.

Mr. Treminio has since been dismissed from the suit in accordance with the terms of a prior settlement agreement between Mr Treminio and GoldSpring, Inc.. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell and Mr. Doyle have filed answers and generally denied the allegations of the complaint. Ecovery, Inc. has not yet responded to the complaint.

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

On April 13, 2005, a notice of appeal was filed on behalf of the Parents, the Gaschs, and the Medhis seeking to reverse the Court’s March 17 Order. On April 21, 2005, the Gaschs moved to dismiss their appeal. On June 10, 2005, the Parents filed their opening appellate brief. The response to the Parents’ opening brief is due on August 16, 2005.

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

On April 20, 2005, we filed a Supplemental Notice to inform the Court that Messrs. Gasch and Medhi do not support the March Consent. In addition, we informed the Court that Mr. Gasch had signed a Declaration that (1) Mr. Gasch never agreed to serve on the proposed board of directors contemplated by the March Consent, (2) that Mr. Gasch does not support the March Consent and, if the March Consent constituted a valid shareholder resolution (which we do not believe) Mr. Gasch would immediately vote to reinstate the entire Board of Directors as it currently exists, (3) Mr. Gasch denounces and rescinds the purported Director’s Consent Resolutions dated December 10, 2004 and no longer supports any of the resolutions or purported corporate actions contemplated in that purported consent, and (4) Mr. Gasch has terminated Gust Rosenfeld as his counsel because he no longer wishes to be associated with or share joint representation with Mr. Parent. Mr. Medhi also informed us that he resigned as a director of our Board of Directors as currently constituted and as a member of the board of directors designated by earlier consent resolution. We informed the Court that these developments constitute additional reasons to deny the Parents’ motion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Under the terms of our November 2004 subscription agreement, we issued 8% convertible notes to an investor group. Under the terms of the notes, our first principal and interest repayment was scheduled for April 1, 2005. Prior to April 1, 2005, knowing that we did not have sufficient cash available to meet these obligations, we began negotiations with the major note holders in an effort to delay repayment of both the principal and interest amounts for a 12-month period. Our negotiations with these note holders regarding the repayment delay have so far been successful and we have reached a tentative agreement regarding the 12-month payment deferral. We remain optimistic that we will reach a definitive agreement. However, in the event we are not successful in achieving a payment deferral, we will be unable to meet the current note obligations. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, there can be no assurance that such funding would be available. If such funding were not available, we might have no alternative other than to default on these notes.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

·	Consolidated Balance Sheet as of June 30, 2005 (Unaudited)

·	Consolidated Statements of Operations for the three month periods ended June 30, 2005 and 2004 (Unaudited)

·	Consolidated Statements of Operations for the six month periods ended June 30, 2005 and 2004 (Unaudited)

·	Consolidated Statements of Cash Flows for the periods ended June 30, 2005 and 2004 (Unaudited)

·	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10.8(c)	Funds Escrow Agreement, dated as of March 31, 2005 among the Registrant, the subscriber parties thereto, and the escrow agent

10.9	Settlement Agreement dated as of March 29, 2005 by and among the Registrant and the subscriber parties to the Subscription Agreement dated as of November 30, 2004 related to the payment of liquidated damages incurred for Registrant’s failure to have an effective registration statement

10.10	Settlement Agreement dated as of March 31, 2005 by and among the Registrant and certain subscriber parties to the Subscription Agreement dated as of November 30, 2004 related to the payment of a mandatory redemption payment demand incurred for Registrant’s failure to deliver shares following Registrant’s receipt of Notices of Conversion

10.11	Settlement Agreement dated as of March 31, 2005 by and among the Registrant and certain subscriber parties to the Subscription Agreement dated as of November 30, 2004 related to the payment of liquidated damages incurred for Registrant’s failure to deliver shares following Registrant’s receipt of Notices of Conversion

10.12	Security Agreement, dated as of March 31, 2005, by and among the Registrant and the parties to the Settlement Agreement dated March 31, 2005 related to the payment of a mandatory redemption payment demand incurred for Registrant’s failure to deliver shares following Registrant’s receipt of Notices of Conversion

10.13	Form of Secured Convertible Debenture, dated as of March 31, 2005 issued by the Registrant to the subscribers

10.14	Form of Convertible Note, dated as of March 31, 2005 issued by Registrant to the subscribers

10.15	Loan Agreement dated as of July 15, 2005 by and among the Registrant and the subscriber parties thereto

10.16	Security Agreement dated as of July 15, 2005 by and among the Registrant and the subscriber parties to the Loan Agreement dated July 15, 2005

10.17	Form of Promissory Note, dated as of July 15, 2005 issued by the Registrant to the subscribers to the Loan Agreement dated July 15, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended June 30, 2005:

(1)
A Report on Form 8-K was filed with the Securities and Exchange Commission on April 6, 2005 under Item 1.01 relating to our entry into three settlement agreements concerning liquidated damages owed to certain investors pursuant to our November 30, 2004 subscription agreement. A disclosure was also made in this report under Item 3.02 relating to our issuance of securities in connection with the settlement agreements.

(2)
A Report on Form 8-K was filed with the Securities and Exchange Commission on April 14, 2005 under Item 5.02 relating to the resignation of one of our directors, P.K. Rana Medhi. Mr. Medhi expressed no disagreements with the Company in tendering his resignation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	GOLDSPRING, INC.
(Registrant)

By: /s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Chief Executive Officer

By: /s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Financial Officer