Form 10KSB/A
period 2004-12-31
GOLDSPRING INC
filed 2005-09-21
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer's revenues for the most recent fiscal year: $955,380

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

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,”“anticipation,”“intentions,”“beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors.”

PART I

Item 1. Description of Business

Overview

We are a North American natural resource company, focused on gold and other precious metals. We are in the exploration stage, and our exploration program includes conducting test mining at our Billie the Kid / Lucerne property in northern Nevada. Our objective is to achieve growth and profitability through exploration at our current properties and acquisitions of projects that we believe we can bring into production within a short period of time.

The following table sets forth certain information regarding our current projects.

Name	Location	Type

Billie the Kid/Lucerne	Storey and Lyon County, Nevada	Gold and silver - open pit test mining
Como	Lyon County, Nevada	Gold and silver claims
Gold Canyon	Lyon County, Nevada	Placer gold claims
Spring Valley	Lyon County, Nevada	Placer gold claims
Big Mike	Pershing County, Nevada	Lode and Placer copper claims
Alberta	Alberta, Canada	Non-energy mineral rights, including iron

Our Billy the Kid/Lucerne claims, which we call our Plum exploration project, are located between Carson City and Virginia City, Nevada, about 30 miles southeast of Reno in an area known as American Flat. Our Gold Canyon and Spring Valley projects are located in Lyon County, Nevada, and our Big Mike Copper project is located about two hours east of Reno in Winnemucca, Nevada.

Our Plum exploration activities include open pit gold and silver test mining. We have not yet established any proven or probable reserves meeting the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered test mining and exploratory in nature. Test mining commenced in the third quarter of 2004. We have not as yet explored or developed our Como claims. We also have not completed any exploratory activities on our Gold Canyon, Spring Valley, or Big Mike properties. We have not established reserves on any of these properties. Therefore, there can be no assurance that we will be able to produce sufficient gold to recover our investment and operating costs.

We originally became a mineral company through an acquisition in June 2003. That acquisition, which had an effectuation date of March 2003, provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper property. In November 2003, we acquired the Plum Mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims. In a separate transaction, we obtained mineral permits in Alberta, Canada in May 2004.

Employees

We have 18 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, and acquisition initiatives. We also use subcontractors in our test mining operations, which involve approximately 20 people, including a test mining and screening foreman.

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

Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or free-trading stock to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between December 30, 2004 and April 27, 2005 was approximately $ 1,776,000. Pursuant to this settlement agreement, we issued approximately 59 million shares of restricted common stock in April 2005.

During the first quarter of 2005, we incurred approximately $1.9 million of liquidated damages and other expenses related to our former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. We are now in the process of trying to have the registration statement declared effective by the SEC. Until the registration statement is declared effective, we continue to incur liquidated damages under the November 30, 2004 Subscription Agreement (See Recent Financing Events and Restructuring for additional information). Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we have reached a settlement agreement with the investors to pay the $1.2 million in liquidated damages in restricted common stock valued at $0.03 per share. We accrued $1.0 million in the second quarter of 2005 to reflect this obligation. Pursuant to this settlement agreement, we will be issuing approximately 40 million shares of restricted common stock in the third quarter of 2005.

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

We have invested capital in various mineral properties and projects in North America where we may not have conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry. Our mineral projects involve high risks because we have not invested substantial sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning, and economic analysis to the same extent that other mining companies might deem reasonable. Standard industry practice calls for a mining company to prepare a formal mine plan and mining schedule and have these documents reviewed by a third party specialist. We do not have a formal mine plan that has been reviewed by a third party specialist. Because we have not established proven or probable reserves, there can be no assurance that we will be able to produce sufficient gold to recover our investment and operating costs.

Our corporate officers lack technical training and mining experience.

Our corporate officers lack technical training and experience in operating a mine. With no direct training or experience in these areas, our corporate officers may not be fully aware of many of the specific requirements related to working within the mining industry. The decisions of our corporate officers may not take into account standard engineering or managerial approaches that operating mining companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to corporate officers’ lack of experience in the mining industry.

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

We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we produce will be sufficient to recover our investment and operating costs.

Our success depends on our ability to produce sufficient quantities of precious metals to recover our investment and operating costs. We do not have proven or probable reserves. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to lead to a commercially successful operation.

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

Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do not anticipate expending sums for additional drilling and analysis to establish proven or probable reserves on our properties. We drill in connection with our mineral exploration activities and not with the purpose of establishing proven and probable reserves. Therefore, our activity must be called exploration or test mining. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are estimates only, subject to uncertainty due to factors, including the quantity and grade of ore, metal prices, and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining, and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the quantity of mineralized material may vary depending on metal prices. Any material change in the quantity of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production.

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

Item 2. Description of Property

Plum (Billie the Kid/Lucerne)

Location, Access, and Title to the Property

We own the following mineral exploration projects: Billie the Kid /Lucerne gold and silver claims and the Como mineral Claims. The Billie the Kid/Lucerne claims are located in Storey and Lyon Counties, Nevada. The Billie the Kid/Lucerne exploration project is physically situated roughly three miles south of Virginia City, Nevada. Paved state highways from Reno, Carson City, and Virginia City provide access to the property. The Como mineral Claims are located in Lyon County, Nevada, approximately 15 miles east of Carson City, and have not been explored or developed by us.

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

Present Condition of Property and Work Performed

We have not completed extensive characterization of mineralized material, geologic analysis, metallurgical testing, mine planning, or economic analysis on the Plum mineral assets. We have not established reserves on this property. Therefore, any activity we perform on the property is considered exploratory in nature. Part of our exploration includes operating a test mine. The purpose of the test mine is to determine our capital and operating costs, metallurgical recoveries, and other mining factors, and demonstrate that we can make a profit over and above our capital and operating costs.

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

Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pugmill feed conveyor. All the two-inch material from the screen is conveyed to a Davis 1500 pugmill-agglomerator. We use a load-out hopper to drop a preselected amount of agglomerated material into the Caterpillar 773 haul trucks, which is then transported to and dumped on the test leach pads. A chemical solution is then applied to the mineralized material on the test leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the Merrill-Crowe recovery plant. The precipitate collected in the presses is collected, dried, and smelted on the property using an electric furnace to produce gold dore.

Our third-party contract mining company owns and provides the haul trucks, front end shovel, loaders, blade, dozer, hopper, crushers, screen, mobile crane, foot roller, water truck, conveyors, and generators. We own the Merrill-Crowe gold precipitation plant, the agglomerator, dozers, excavators, water truck, cement silo with a screw feeder, and conveyors. The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than a year old. Most of the other mining equipment we own that is located at the Billie the Kid/Lucerne facility is approximately 10 to 12 years old but is good condition. The total book value of our equipment associated with the Billie the Kid and the Lucerne facilities is approximately $1,000,000.

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

Mineralized Material

We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered exploratory in nature. Part of our exploration includes operating a test mine. The purpose of the test mine is to determine our capital and operating costs, metallurgical recoveries, and other mining factors, and demonstrate that we can make a profit over and above our capital and operating cost. These test mining activities may provide us with sufficient data to prepare a formal mine plan and establish reserves. .

		Mineralized material
	Tons	Avg. Au opt	Waste tons
Total Mineralized Material *	4,283,000	0.056	7,922,000

*	Tonnage of mineralized material is undiluted and represents uncut values; it does not reflect waste dilution during mining or metal value losses in processing.

The mineralized material inventory established for cut value for $400 without moving the road ** that overlies part of the mineralized material is:

•	1,931,000 tons of ore @ 0.045 opt with 2,700,000 tons of waste

The mineralized material inventory established for cut value for $400 if we move the road ** that overlies part of the mineralized material is:

•	3,758,000 tons of ore @0.047 opt with 5,894,000 tons of waste

**	Note: In accordance with our leases and Nevada law, we are permitted to reroute the road to pursue our mining of the property. We have not yet completed a feasibility study for rerouting the road.

Future Exploration Potential

We are conducting an exploration program to test surface mineral targets as well as deep underground bonanza targets by using geological mapping, geochemical/geophysical investigations and drilling.

Gold Canyon and Spring Valley (Placer Projects)

We own a 100% interest in the 25 federal unpatented placer claims located in Lyon County, Nevada that comprise the Gold Canyon and Spring Valley projects. The 25 unpatented placer claims cover approximately 850 acres and are located about 30 miles southeast of Reno and four miles south of Virginia City, Nevada. We have not completed any exploration activity on the Gold Canyon or Spring Valley properties. The properties are undeveloped and do not contain any open-pit or underground mines. We have not established any proven or probable reserves on the mineral claims. All of our activities associated with these properties are exploratory in nature. We purchased an RMS-Ross processing plant in late 2003 for use on these properties. The processing plant is stored at our Plum Mining property in American Flat, Nevada. We have no plans to begin test mining operations on these properties in the near-term.

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

On April 13, 2005, a notice of appeal was filed on behalf of defendants (the Parents, the Gaschs, and the Medhis) seeking to reverse the Court’s March 17 Order. On April 21, 2005, the Gaschs moved to dismiss their appeal. On June 10, 2005, the defendants (the Parents) filed their opening appellate brief. The plaintiffs filed their response brief on August 16, 2005. The defendents’ response brief is due on October 3, 2005.

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

As of December 31, 2004, we had over 2,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2004, we had 171,120,482 shares of common stock outstanding. The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

Overview

We are a North American natural resource company, focused on gold and other precious metals. We are in the exploration stage, and our exploration program includes conducting test mining at our Billie the Kid / Lucerne property in northern Nevada. Our objective is to achieve growth and profitability through exploration at our current properties and acquisitions of projects that we believe we can bring into production within a short period of time. We currently own mineral property rights and conduct our primary exploration and test mining activities in Storey County, Nevada, located about 30 miles southeast of Reno, Nevada. This exploration project consists of the Plum Mine facility. We also own mineral permits in Alberta, Canada. We have no active operations in Canada.

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

Our current management team was reinstated in mid-February 2005 (see Part II, Item 1 - Legal Proceedings). One of our top priorities upon regaining control of the company was to improve efficiencies and increase test mining production at our Plum Mine. To this end, we hired a new mine manager, who has significant experience in gold mining, primarily in and around the area of our current exploration project. We also implemented modifications to our plant and equipment during the first half of 2005 to address our past difficulties and increasing efficiency. In the spirit of maximizing overall operating performance and reducing costs, effective August 1, 2005, the Company has consolidated its corporate office with the Plum Mine facility. The relocation will reduce costs and allow for more effective utilization of our resources, both human and capital.

We believe that many of the non-operating issues that have plagued our company since early-December 2004 are now being resolved. We are now focusing our efforts on achieving positive cash flow and increased test mining production in 2005. Our ability to maintain that focus will depend largely upon our relationships with a number of our investors that are now note holders as the result of our 2004 financial restructuring. Although this debt obligation is substantial, we believe that we will be able to reach an arrangement with our investors that will allow us to structure the repayments in a manageable fashion.

During the first quarter of 2005, we incurred approximately $1.9 million of liquidated damages and other expenses related to our former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. We are now in the process of trying to have the registration statement declared effective by the SEC. Until the registration statement is declared effective, we continue to incur liquidated damages under the November 30, 2004 Subscription Agreement (See Recent Financing Events and Restructuring for additional information). Between April 28, 2005 and July 26, 2005, we incurred approximately $600,000 in liquidated damages. Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty, or approximately $1.2 million. Because we do not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we have reached a settlement agreement with the investors to pay the $1.2 million in liquidated damages in restricted common stock valued at $0.03 per share. We accrued $1.0 million in the second quarter of 2005 to reflect this obligation. Pursuant to this settlement agreement, we will be issuing approximately 40 million shares of restricted common stock in the third quarter of 2005.

The Plum Mine exploration project showed material improvements in efficiency and test mining production in the second quarter of 2005. The crusher, which has been the primary source of setbacks in increasing test mining production, received substantial mechanical improvements early in the quarter. Due to these improvements, we crushed 144,000 tons of mineralized material in the second quarter, representing an increase of 141% from the first quarter 2005. We are in the final stages of taking over the crushing operations. Our third-party contractor has discontinued its crushing operations to allow for the set-up of our crushing equipment. We expect our crushing operations to commence in early September 2005. This transition from a third-party crushing operator to an in-house operation will bring immediate cost savings and should allow us to reach our target of crushing 60,000 tons of material per month. We also made significant improvements to the Merrill Crowe processing plant during the second quarter. Through a change in pumps and the addition of a second clarifier, we increased capacity at the plant from 100 gallons per minute to 300 gallons per minute and we are now operating 24 hours per day, 7 days per week. We will continue to focus on improving efficiency at the Plum Mine exploration project through the remainder of 2005.

The improvements at the Plum Mine have resulted in a steady increase in gold test mining production during the second quarter. We produced 353 ounces of gold in April, 527 ounces in May, 1,126 ounces in June, and we are ramping up to our target test mining production of 2,000 ounces of gold per month. Our primary objectives in the third quarter of 2005 are to achieve positive cash-flow and to improve our overall test mine operation. While we may generate an operating profit above our operating costs in 2005, we may not recover our total costs of this exploration project.

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

In line with this strategy, on May 4, 2005, we announced that we executed a Letter of Intent to acquire the leases on three patented mineral claims from Comstock Gold, LLC. The Justice, Woodville, and Keystone claims are adjacent to our existing operation at the Plum Mine. The Letter of Intent is subject only to the successful completion of our due diligence and our board’s approval. We expect to complete our due diligence prior to September 30, 2005, after which time we plan to enter into a definitive purchase agreement. The proximity of these claims should allow us to explore the property in a cost-effective manner and likely increase the efficiency of our overall exploration activities. This acquisition is important for our company for a number of other reasons as well. First, the claims will expand our mining property by 40 acres, increasing our mineralized material inventory. Second, the claims will contribute to the enhancement of overall mine extraction and waste disposal efficiencies. Third, these claims will enlarge our footprint and have the potential for expanding the life of our existing Plum Mine exploration project. Finally, the addition of these properties will improve our geologic understanding of the entire physical area and its trends.

Comparative Financial Information:

	2004	2003	Difference

Revenue	$955,380	$0.0	$955,380

Exploration Expense	$6,800,011	$387,577	$6,412,434

Liquidated Damages	$1,627,308	$0.0	$1,627,308

Net Loss	($9,569,535)	($2,601,741)	($6,967,794)

In November 2003 we acquired The Plum Mining Company and immediately began building the infrastructure necessary to begin “test mining”. Our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed. The majority of our infrastructure work was performed in 2004 accounting for the $6.4 million variance between 2003 and 2004.

During the third quarter 2004 we sold our first shipment of gold from our “test mining” operation. During 2004 we sold a total of 2,286 ounces of gold at an average price of $419 per ounce.

In March 2004 we completed a private placement which was subject to Non-Registration Events Provisions (“Non-Registration Provisions”). The Non-Registration Provisions required us to file and cause to become effective a registration statement with the Securities and Exchange Commission so that investors may sell their shares of common stock without restriction. Pursuant to the Subscription Agreement, liquidated damages accrue at a rate of percent (2%) of the investment amount for each thirty day period or part thereof for not having an effective Registration Statement. In November 2004 we capitalized 100% or $1.1 million of liquidated damages as part of the November 2004 restructuring. Our November 2004 subscription agreement also required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue at a rate of percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not having an effective Registration Statement.

Restatement of Financial Statements

Upon review of the standards for reporting mineral reserves as defined by SEC Industry Guide 7 (“Guide 7”), we have concluded that we did not have sufficient information to establish the existence of reserves as of December 31, 2004 and that certain costs that we had incurred in the development of our mining facility must be expensed as exploration or “test mining” costs. We have restated our 2004 financial statements to classify all costs previously capitalized (the recovery of which is dependent upon the economical extraction of gold from the mineralized material we are currently processing), as test mining expenses. These costs, which total approximately $4.5 million net of accumulated depreciation, include our asset retirement obligation asset of $453,786. In connection with our restatement of our mineral property assets, we have also reversed depletion taken on our mineral properties totaling $43,256.

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

Pursuant to our decision to make the above-referenced restatements, the financial statements have been restated and are presented, as restated, within this filing.

Results of Operations and Operational Plan

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. The region experienced record level snowfalls at approximately the same time, continuing through the winter of 2004/2005. While the unusually heavy precipitation did not interfere with the overall recovery of mineralized material, it did impact our ability to mine and crush the mineralized material. As mentioned above, our mining operations essentially shut down in January 2005 due to a combination of harsh weather, equipment difficulties, and management disruption. Although test mining resumed when the current management was reinstated in mid-February 2005, the equipment difficulties continued throughout the first quarter. For example, between March 15, 2005 and April 1, 2005, we had no crusher output due to inoperable equipment. We have since taken steps to remedy our equipment challenges, including replacing the cone and screen plant on the crusher. Due to these improvements, we crushed 144,000 tons of mineralized material in the second quarter, representing an increase of 141% from the first quarter 2005.

We have made several other improvements to our equipment and test mining operations during the second quarter of 2005 to increase test mining production and improve efficiency. On the test mining side, we have added additional solution lines to the mineralized material on test leach pad number two, adjusted the amount of cement used during the agglomeration phase of processing, and added an agglomeraid to our mineralized material. We believe these adjustments will increase recovery results and minimize problems with the crusher. We have also increased test production capacity at our Merrill Crowe processing plant by adding a new clarifier, changing the pumps and raising the height of the vacuum tower. With these changes, we increased capacity at the plant from 100 gallons per minute to 300 gallons per minute and we are now operating 24 hours per day, 7 days per week. We believe the combination of the equipment modifications, operational improvements, and management changes made since late-February 2005 leaves us poised to reach our goals for 2005.

In the remainder of 2005, we plan to focus the bulk of our efforts on achieving additional improvements in both test production and efficiency at our Plum Mine test mining project. We are continuing to pursue operational improvements through enhancements to our existing processes. These enhancements are expected to stem from increasing our volume of test production combined with lowering the cost of our processes. Our objective for operational performance in 2005 is to establish a stable and predictable level of gold and silver test production at the Plum Mine resulting in profitability and positive cash flow. While we may generate an operating profit above our operating costs in 2005, we may not recover our total costs of this exploration project.

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

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In July 2005, we received $800,000 in financing (See Recent Financing Events and Restructuring, below). While this additional funding will meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of our independent registered public accounting firm in our financial statements provided in this filing, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

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

We have yet to realize an operating profit at our Plum Mine location. However, we believe that our Plum Mine operations will become profitable and generate positive cash flow during the year 2005. While we may generate an operating profit above our operating costs in 2005, we may not recover our total costs of this exploration project.

We expect to expand our existing test leach pads, which currently number three, to a total of either four or five test leach pads during 2005. The cost of this expansion will be approximately $600,000. We are also in the process of taking over the crushing operations from our third-party contractor. This transition requires us to acquire and assemble our own crushing equipment, at an approximate cost of $100,000. These expenditures represent our only major capital expenditures currently planned for 2005. We intend to finance our crushing equipment, our test leach pad expansion project and any other capital expenditures in 2005 through the issuance of debt and equity instruments to existing shareholders and other parties.

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

Item 8B. Other Information

Not applicable.

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

John F. Cook	65	Chairman of the Board of Directors
Robert T. Faber	45	President, Chief Executive Officer, and acting- Chief Financial Officer
Lisa S. Boksenbaum	31	Secretary and General Counsel
Christopher L. Aguilar	42	Director
Todd S. Brown	49	Director
Leslie Lawrence Cahan (1)	79	Director
Jerrie W. Gasch	72	Director
Stanley A. Hirschman	58	Director
Stephen B. Parent	59	Director
Phil E. Pearce	74	Director

(1)	Mr. Cahan resigned as a Director on July 25, 2005. Mr. Cahan expressed no disagreements with the Company in tendering his resignation.

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

Christopher L. Aguilar has been a director of our company since October. Mr. Aguilar has been the General Counsel and Chief Compliance Officer of Merriman Curhan Ford & Co., a securities brokerage and investment banking subsidiary of MCF Corporation since March 2000. During the same period of time, he also served as General Counsel and Secretary of MCF Corporation, the publicly traded financial services holding company that provides institutional sales and trading, research, investment banking, corporate services, and asset management services through its wholly owned subsidiaries. From August 1995 to March 2000, Mr. Aguilar was a partner at Bradley, Curley & Asiano, a law firm located in San Francisco, California. Mr. Aguilar is an adjunct professor at the University of California, Hastings College of the Law.

Todd S. Brown has been a director of our company since October. Mr. Brown has been a senior financial executive with Brown Capital Advisors, Inc., an advisory services company providing a wide range of services, including strategic planning, transactional assistance, due diligence, and financial management. Prior to joining Brown Capital Advisors, Mr. Brown was Senior Vice President, Chief Financial Officer, and a director of the Phoenix Restaurant Group, Inc. from 1994 to 1999. Mr. Brown previously was employed by an international accounting firm for 14 years, most recently as a senior manager.

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

Stanley A. Hirschman has been a director of our company since October. Mr. Hirschman has served since 1996 as President of CPointe Associates, Inc., a Plano, Texas executive management and consulting firm that specializes in solutions for companies with emerging technology-based products. He is Chairman of the Board of Bravo Foods International, Director of 5G Wireless Communications, an advisor of Redwood Grove Capital Management LLC, former Chairman of Mustang Software and former director of Imaging Diagnostic Systems, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation. Mr. Hirschman is a member of the National Association of Corporate Directors and the KMPG Audit Committee Roundtable training program. Prior to that he held senior management positions with Software Etc., T.J. Maxx and Banana Republic. Mr. Hirschman is active in community affairs and serves on the Advisory Council of the Salvation Army Adult Rehabilitation Centers.

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

Phil E. Pearce has been a director of our company since October. Mr. Pearce is an independent business consultant with Phil E. Pearce & Associates, and a member of the Board of Directors of a number of domestic and internationally headquartered companies. Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange, and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce has been a featured speaker to the European Economic Committee in Belgium representing the United States on a symposium on public disclosures.

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Todd S. Brown, Stanley A. Hirschman and Phil E. Pearce are independent directors, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment. Mr. Faber is an officer of our company; Mr. Cook is a consultant to our company; and Mr. Aguilar is an officer of our principal investment banking firm. Jerrie Gasch, currently a director of our company, is an independent director, and Stephen B. Parent, currently a director of our company, is not considered independent since he formerly served as an officer.

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. A majority of the members of our Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee consist of independent directors.

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the board. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. The charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations are available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this filing.

We regularly schedule executive sessions at which independent directors meet without the presence or participation of management. The presiding director of such executive session rotates among the Chairs of the Audit Committee, Compensation Committee, and the Nominations and Corporate Governance Committee.

Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of GoldSpring, Inc. c/o any specified individual director or directors at the address listed herein. Any such letters are sent to the indicated directors.

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

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s corporate secretary at the address listed herein. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, the members of the Nominations and Corporate Governance Committee are independent, as that term is defined by Nasdaq.

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

With the exception of the consulting services agreement for John F. Cook and employment agreement for Robert T. Faber described below, our officers and directors do not have employment agreements or consulting agreements relating to termination of employment or change-in-control agreements.

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

Stock Options

We did not grant stock options to directors, officers, or employees in 2004. There were no shares of common stock underlying unexercised stock options at December 31, 2004.

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

We had an employment agreement with Leslie Cahan extending through August 2005. The employment agreement provided for Mr. Cahan to serve as Director of Human Resources. The agreement provided for base compensation of $60,000 per year. As of August 1, 2005 Mr. Cahan is no longer an employee of our Company. Apart from his employment with the company, Mr. Cahan received $60,000 in consulting fees from us in 2004 through his wholly-owned company, Harlesk Nevada.

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

Name of Beneficial Owner	Shares Beneficially Owned
	Number(1)	Percent(2)

Directors and Executive Officers(3):
John F. Cook	6,750,000	2.9%
Robert T. Faber	1,990,000	0.8%
Lisa S. Boksenbaum	10,000	0.0%
Christopher L. Aguilar	157,775	0.1%
Todd S. Brown	―	0.0%
Leslie L. Cahan	9,000,000	3.8%
Jerrie W. Gasch	330,000	0.1%
Stanley A. Hirschman	―	0.0%
Stephen B. Parent	45,962,750	19.6%
Phil E. Pearce	―	0.0%

All directors and executive officers as a group (ten persons)	64,200,526	27.4%

5% Shareholders:
John W. Winfield(4)	87,694,050	34.56%
Longview Equity Fund and Longview International Equity Fund (5)	28,354,549	11.24%
Capital Ventures International (7)	18,903,020	7.46%
Gamma Opportunity Capital (8)	14,177,273	5.70%
Longview Fund, L.P. (9)	14,177,273	5.70%

(1)
Includes, when applicable, shares owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of May 1, 2005 by the exercise of vested stock options.

(2)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of May 1, 2005. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of May 1, 2005 upon the conversion of convertible notes or the exercise of warrants or stock options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(3)
With the exception of Messrs. Gasch and Parent, the directors and officers can be reached at our company’s offices at 8585 East Hartford Drive, Suite 400, Scottsdale, Arizona 85225. Mr. Gasch’s address is 3174 Luyung Drive, #2, Rancho Cordova, CA 95742, and Mr. Parent’s address is 16706 N. 109th Way, Scottsdale, AZ 85255.

(4)
Includes shares beneficially owned by John W. Winfield, Santa Fe Financial Corp., Portsmouth Square, Inc. and InterGroup Corporation. Mr. Winfield’s address is 820 Moraga Drive, Los Angeles, California 90049.

(5)	The address for Longview is c/o Redwood Grove Capital Management, 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

(6)	The address for Jubliee Investment Trust and Pearl Corporate Finance Limited is One Great Cumberland Place, London W1H 7AL.

(7)	The address for Capital Ventures International is c/o Heights Capital Management, 101 California St., Suite 3250, San Francisco, CA 94111.

(8)	The address for Gamma Opportunity Capital is 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

(9)	The address for Longview Fund, L.P. is c/o Viking Asset Management, LLC, 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2003 and December 31, 2004, are as follows:

	2003	2004

Audit fees	$56,000	$28,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	1,400	―

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

GOLDSPRING, INC.

Date: September 21, 2005	By:	/s/ Robert T. Faber

Robert T. Faber President and Chief Executive Officer

Signature	Capacity	Date

/s/ John F. Cook	Chairman of the Board	September 21, 2005
John F. Cook

/s/ Robert T. Faber	President, Chief Executive Officer (Principal Executive Officer),	September 21, 2005
Robert T. Faber	Chief Financial Officer (Principal Accounting and Financial
Officer), and Director

/s/	Director	__________, 2005
Stephen B. Parent

/s/ Christopher L. Aguilar	Director	September 21, 2005
Christopher L. Aguilar

/s/ Todd S. Brow	Director	September 21, 2005
Todd S. Brown

/s/ Stanley A. Hirschman	Director	September 21, 2005
Stanley A. Hirschman

/s/ Phil E. Pearce	Director	September 21, 2005
Phil E. Pearce

/s/ Jerrie Gasch	Director	September 21, 2005
Jerrie Gasch

GOLDSPRING, INC.

INDEX TO FINANCIAL STATEMENTS

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

The financial statements as of and for the year ended December 31, 2004 have been restated to account for certain costs incurred in the development of the mining facility previously capitalized to exploration or test mining costs and shareholders’ equity have been restated to reinstate the convertible notes payable all further described in Note 1 to the financial statements.

The financial statements as of and for the year ended December 31, 2003 have been restated to account for the acquisition of the mineral interests acquired from Ecovery, Inc. as a reverse merger pursuant to the Plan of Reorganization, the cancellation of preferred stock, and the full reservation of deferred tax assets further described in Note 1 to the financial statements.

/a/ Jewett, Schwartz & Associates
Jewett, Schwartz, & Associates

Hollywood, Florida
March 31, 2005 except as to
Note 1 as to which the date is August 29, 2005

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(As Restated)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$1,951,802	$364,138
Prepaid expenses and other current assets	149,795	440,155
Inventories	288,688	--
Total Current Assets	2,390,285	804,293

PLANT, EQUIPMENT, AND MINERAL PROPERTIES

Mineral properties	1,334,837	1,334,837
Plant and Equipment	1,159,780	614,793
Total Property and Equipment	2,494,617	1,949,360

OTHER ASSETS

Reclamation deposit	377,169	145,000
Equipment purchase deposit	110,000	100,000
Total Other Assets	487,169	245,000
Total Assets	$5,372,071	$2,998,923

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	December 31, 2004	December 31, 2003
	(As Restated)	(As Restated)
CURRENT LIABILITIES
Accounts Payable	$589,799	$108,952
Accrued Expenses	792,884	49,322
Short-Term Lease Obligations	34,517	--
Current portion of long-term debt	11,521,776	400,000
Total Current Liabilities	12,938,976	558,274

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	243,858	600,000
Long-term lease obligation, net of current portion	119,152	--
Long-term reclamation liability	553,190	--
Total Long-Term debt and other Long-term Liabilities	916,200	600,000
Total Liabilities	$13,855,176	$1,158,274

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value, 500,000,000 shares authorized, 171,120,482 shares issued and outstanding	113,966	114,970
Treasury Stock	(67)	--
Additional paid-in capital	3,574,272	4,327,420
Accumulated deficit - Prior years	(2,601,741)	--
Accumulated deficit - Current year	(9,569,535)	(2,601,741)
Total Stockholders’ Deficiency	(8,483,105)	1,840,649
Total Liabilities and Stockholders’ Deficiency	$5,372,071	$2,998,923

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31, (As Restated)
	2004	2003

Revenue from gold sales, net	$955,380	$	―

Cost and Expenses
Costs applicable to sales (exclusive of depreciation and amortization shown separately below)	--		―
Depreciation and amortization	219,834		1,118
Reclamation, Exploration and Test Mining Expenses	6,800,011		387,557
General and Administrative	1,430,596		2,214,957
Other	659,931		―
	9,110,372		2,603,632

Other Income (Expense):
Gain on derivative investments, net	238,620		―
Liquidated damages expense (See Note 11)	(1,627,308)		―
Interest income	40,142		―
Interest expense	(65,997)		1,891
	(1,414,543)		1,891

Net Loss:	(9,569,535)		(2,601,741)
Net loss per common share - basic	$(0.051)		$(0.019)
Basic weighted average common shares outstanding	186,800,478		135,138,181

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2004 and 2003

(Common Stock Par value, $.000666 per share; 500,000,000 shares authorized)

	Common Stock			GOLDSPRING, INC. f/k/a VISATOR, INC. STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
	500,000,000 shares authorized
	Shares Issued	Shares Issued - Forward Stock Split	Total Shares Issued After Forward Stock Split	Par value $.000666 per share	Common Stock Subscribed		Stock Subscrip-tions Receivable		Treasury Stock Subscrip-tions Payable		Additional Paid-in Capital	Treasury Stock (at cost)	Accumulated Deficit	Total
Balance, December 31, 2002	83,699,081			$55,745		52,947		(52,947)		$20,000	$2,510,427	(20,000)	(2,614,051)	(47,879)
Retirement of common stock prior to stock split	(79,500,000)			(52,947)		(52,947)		52,947		(20,000)	52,947	20,000
Balance after retirement of stock	4,199,081			2,798							2,563,374		(2,614,051)	(47,879)
Stock Dividend Opening Balance Shares	4,199,081	419,908	4,618,989	277							(277)
Quasi-reorganization											(2,614,051)		2,614,051
Common stock issued to Ecovery for acquisition of mining interests	90,000,000	9,000,000	99,000,000	65,934							53,204			119,138
Common stock issued for consulting services in March 2003	24,000,000	2,400,000	26,400,000	17,582							2,062,418			2,080,000
Common stock issued for consulting services in August 2003	289,000	28,900	317,900	212							39,918			40,130
Common stock retired	(11,735)	(1,154)	(12,889)	(8)							1			(7)
Common stock issued for equipment deposit	800,000	80,000	880,000	586							99,414			100,000
Issuance of common stock - private placement	1,000,000	100,000	1,100,000	733							124,267			125,000
Issuance of common stock to Jubilee Investment Trust	36,000,000	3,600,000	39,600,000	26,374							1,758,634			1,785,008
Common stock issued for acquisition of water rights, plant, equipment and mineral interests	723,149		723,149	482							240,518			241,000
Consulting fees incurred
Net loss													(2,601,741)	(2,601,741)
Balance - December 31, 2003, Restated	161,198,576	15,627,654	172,627,149	114,970		--		--		--	4,327,420	--	(2,601,741)	1,840,649
Issuance of common stock for cash, net of issuance costs			22,182,462	14,773							9,414,008			9,428,781
Common stock issued for consulting services			50,000	33							41,967			42,000
Repurchase and retirement of common stock			(2,000,000)	(1,332)							(148,668)			(150,000)
Stock buyback and return to treasury											(74,933)	(67)		(75,000)
November Restructuring			(21,739,129)	(14,478)							(9,985,522)			(10,000,000)
Net loss													(9,569,535)	(9,569,535)
Balance, December 31, 2004			171,120,482	113,966	$	―	$	―	$	―	$3,574,272	(67)	$(12,171,276)	$(8,483,105)

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,569,535)	(2,601,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,834	1,118
Liquidated damages from March 2004 financing and November 2004 restructuring	1,627,308
Consulting services provided in exchange for common stock	42,000	2,120,130

(Increase) decrease in operating assets:
Inventories	(239,439)	―
Prepaid and other current assets	290,360	(440,155)
Other current assets	―	―

Increase (decrease) in operating liabilities:
Accounts payable	480,847	108,952
Accrued expenses	216,902	―
Reclamation liability	553,190	―
Other	(13,934)
Total Adjustments to Reconcile Net Loss Used in Operating Activities	3,127,819	1,790,045
Net cash used in operating activities	(6,441,716)	(811,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reclamation bond deposit	(232,169)	(145,000)
Equipment deposit	(10,000)	―
Acquisition of plant and equipment	(532,232)	(1,589,492)
Net used in investing activities	(774,401)	(1,734,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	9,428,781	1,910,008
Principal payments on Note Payable	(400,000)	―
Purchase and cancellation of Company’s Common Stock	(150,000)	―
Purchase of Company’s Common Stock and returned to treasury	(75,000)	―
Proceeds from the issuance of note payable to related party	―	1,000,000
Net cash provided by financing activities	8,803,781	2,910,008

Net increase in cash and cash equivalents	1,587,664	363,820
Cash and cash equivalents, beginning of year	364,138	318
Cash and cash equivalents, end of year	1,951,802	364,138

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for the acquisitions of GoldSpring, LLC. and Ecovat, LLC	―	119,138360,137
Issuance of common stock for the acquisition of The Plum Mining Company		200,000
Issuance of common stock for an equipment deposit	―	100,000100,000
Issuance of common stock for acquisition of water rights		41,000
Purchase of assets under capital leases	168,202	―
Purchase of assets by long-term debt	63,269	―
Convertible notes issued in connection with November Restructuring	11,100,649

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies

Summarized below are the significant accounting policies of GoldSpring, Inc. (“we,”“GoldSpring,” or the “Company”)

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

Restatement of Financial Statements

Our 2004 financial statements have been restated as follows:

Upon review of the standards for reporting mineral reserves as defined by SEC Industry Guide 7 (“Guide 7”), we have concluded that we did not have sufficient information to establish the existence of reserves as of December 31, 2004 and that certain costs that we had incurred in the development of our mining facility must be expensed as exploration or “test mining” costs. We have restated our 2004 financial statements to classify all costs previously capitalized (the recovery of which is dependent upon the economical extraction of gold from the mineralized material we are currently processing), as test mining expenses. These costs, which total approximately $4.5 million net of accumulated depreciation, include our asset retirement obligation asset of $453,786. In connection with our restatement of our mineral property assets, we have also reversed depletion taken on our mineral properties totaling $43,256.

The effect of the restatements on the December 31, 2004 consolidated statement of operations is as follows

	As Previously	Effect of	As
	Reported	Restatement	Restated

Mineral Properties	$1,729,885	($395,048)	$1,334,837

Plant, Property and Equipment	$5,171,863	$(4,012,083)	$1,159,780

ARO/Reclamation Liability	$470,803	$82,387	$553,190

Net Loss	($5,080,016)	($4,489,519)	($9,569,535)

Net Loss per share	($0.3)	($0.02)	($0.05)

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

•
We have also restated our shareholders’ equity. On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. In connection with the notice we reduced convertible notes payable by $3.8 million and recorded an additional 33,817,594 shares (converted at approximately $0.11 per share) at December 31, 2004. Upon further consideration, we have concluded that since the shares had not been physically issued prior to year end the liability and stockholders’ equity accounts should not be adjusted until the shares have been issued. Accordingly, we restated our convertible note and stock holder equity accounts by approximately $3.8 million. The restatement has no affect on net loss or cash flows as previously reported.

Our 2003 financial statements have been restated as follows:

•
In June 2003, we acquired the Spring Valley and Gold Canyon Placer claims and the unpatented copper mineral rights at Big Mike from Ecovery, Inc for 90 million shares of our Company’s common stock and $100,000... We did not acquire any real property rights in this transaction. The transaction had an effective date of March 11, 2003. The transaction between us and Ecovery was originally accounted for as a business combination that resulted in recording goodwill, an intangible asset, of approximately $8.9 million. After further investigation and consideration, we concluded that accounting for this transaction as a recapitalization more accurately reflects its nature. Three primary factors influenced the accounting treatment change for this transaction: (1) the change in control of our company based on the number of our shares issued to the 128 Ecovery shareholders in the transaction; (2) the sole officer and director of our company resigned effective the date of the transaction; and (3) we had no operations prior to the transaction. The accounting impact of treating this transaction as a recapitalization instead of a business combination is an elimination of $8.9 million of goodwill and a reduction of Additional Paid-in Capital by the same amount. Furthermore, because Ecovery was considered the control group following the close of the recapitalization transaction, we have recorded a book value for the assets we acquired from Ecovery equal to Ecovery’s historical book value. Specifically, the Gold Canyon and Spring Valley placer claims are carried at a value of $100,000, and the Big Mike copper claims are carried at a value of $119,138.

•
In connection with our review of the accounting treatment of the original transaction with Ecovery, we reviewed the issuance of the 46,500 convertible redeemable preferred shares to the original owner of the Gold Canyon and Spring Valley placer claims. Specifically, we reevaluated our accounting for certain convertible, redeemable preferred stock issued to Harlesk Nevada, a company controlled by Leslie L. Cahan, a director of our company since 2003. The terms of the sale of the claims to Ecovery, Inc. had included contingent consideration of up to $4.65 million for Harlesk Nevada, the seller. The $4.65 million obligation to Harlesk Nevada was going to be represented by convertible redeemable preferred shares, and was entirely contingent on the placer claims being put into profitable production. Since the substance of the economic arrangement between Harlesk Nevada and us was to provide a maximum financial benefit of $4.65 million to Harlesk Nevada by way of a 20% net proceeds royalty contingent obligation (subject to a continuing 2% NSR royalty) when and if the Gold Canyon and Spring Valley properties were put into profitable commercial production, we mutually agreed to cancel the preferred stock and restate the same obligation in a net proceeds royalty agreement between the parties. Accordingly the Gold Canyon and Spring Valley assets have been adjusted to reflect the cancellation of the preferred stock. This change has been restated to reflect our company’s financial situation. These changes in accounting treatment had no effect on our results of operations.

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

Inventories

We state inventories at the lower of average cost or net realizable value. At December 31, 2004, our inventories consisted of $239,944 of doré and bullion in our accounts at refineries and $48,744 of supplies and reagents compared to $0 of doré and $0 of supplies at December 31, 2003. We were unable to estimate our in-process inventories at December 31, 2004, as our gold production processes are still in their inception stage, and we do not yet have sufficient data available to accurately calculate in-process inventory. We value inventories at the lower of full cost of production or net realizable value based on current metals prices. We determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

Revenue Recognition

Sales of gold and silver dore are recorded when title and risk of loss transfer to the refiner at current spot metals prices. Sales are calculated based upon assay of the dore’s precious metal content and its weight. Recorded values are adjusted upon final settlement from the refiner that usually occurs within 24 days of delivery. If we have reason to believe that the final settlement will materially affect our recognition of revenue because of a difference between the refiner’s assay of precious metals contained in the dore and ours, we establish a reserve against the sale.

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

We capitalize expenditures for renewals and improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time. We use the straight-line method of depreciation for financial reporting purposes, depreciating assets over useful lives ranging from 3 to 7 years.

We review the carrying value of our plant and equipment assets on a quarterly basis. Where information and conditions suggest impairment, we write down these assets to net recoverable amount, based on estimated future cash flows that may be attained from them.

Mineral Properties

We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Industry Guide 7, exploration expenditures are expensed as incurred.

We expense holding costs to maintain a property on a care and maintenance basis as incurred.

We review the carrying value of our interest in each property on a quarterly basis to determine whether an impairment has incurred in accordance with the Financial Accounting Standards Board (FASB) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Where information and conditions suggest impairment, we write down these properties to net recoverable amount, based on estimated future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

We carry our property acquisition and capitalized plant and equipment costs at cost less accumulated amortization and write-downs.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing our operating mine sites. When we incur reclamation liabilities that are not be related to asset retirements we recognize the obligations in accordance with Statement of Position No. 96-1.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — Continued

SFAS 143 established a uniform methodology for accounting for estimating reclamation and abandonment costs. The Standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. FASB No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized. In our case, the long-lived asset is directly related to the mining infrastructure costs being expensed by our Company. Since we do not yet have proven or probable reserves as defined by Industry Guide 7, and in accordance with FASB No. 143 our asset retirement obligation was expensed directly to reclamation expense.

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

Recent Authoritative Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards, or Statement, No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer permitted. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. As permitted by Statement 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. We expect to adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

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

Note 2 — Mineral Properties

At December 31, 2004 and December 31, 2003, our mineral properties consisted of the following:

MINERAL PROPERTIES:	Dec. 31, 2004	Dec. 31, 2003

Placer Gold Properties	$100,000	100,000
Big Mike Copper Property	119,138	119,138
Plum Gold Properties (1)	1,025,699	1,025,699
Water rights	90,000	90,000
Less Accumulated Depreciation and Amortization	--	--
Balance at 12/31/04	$1,334,837	1,334,837

Placer Gold Properties and Big Mike Copper Property

In June 2003, we acquired GoldSpring, LLC (the Placer Gold properties) and Ecovat Copper Nevada, LLC (the Big Mike Copper property). Total consideration paid for the Placer Gold mineral properties and Big Mike Copper property was $100,000 cash and the issuance of 90,000,000 shares of common stock to Ecovery’s 128 shareholders, valued at $119,138 (Ecovery’s book value for the Big Mike Copper property), respectively.

We are required to pay a 2% net smelter royalty for gold production at the Placer Gold properties once the $4,650,000 20% net proceeds contingent production royalty obligation has been satisfied.

Plum Gold Properties

We acquired the Plum Mining Company, LLC (“Plum LLC”) in November of 2003 for a total of $1,400,000, consisting of a cash payment of $200,000, 549,177 restricted common shares valued at $200,000, and a non-interest bearing promissory note payable (See Note 5) for $1,000,000. The Plum LLC’s primary assets were the Plum Gold Properties.

We are required to pay royalties to the two lessors of our Billie the Kid/Lucerne project, totaling the greater of $1,000 per month or a percentage of the Net Smelter Returns. The percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is in the $400’s per ounce, and 5% if gold is $500 or greater per ounce.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

Note 3 — Plant, Property and Equipment

At December 31, 2004 and December 31, 2003, plant, property and equipment consisted of the following (See Note 1):

	At Dec. 31, 2004	At Dec. 31, 2003

Plant, Property and Equipment at Plum Mine location	$1,364,789	$611,411
Equipment, Corporate	14,825	4,500
Less Accumulated Depreciation	(219,834)	(1,118)
Balance at 12/31/04	$1,159,780	614,793

Included in plant, property and equipment at our Plum Mine location at December 31, 2004, is equipment under capital lease of $168,202. Future minimum lease payments for the related obligation under capital lease are $38,986 for 2005, $32,422 for 2006 and 2007, and $38,889 for 2008. We recorded depreciation expense on equipment under capital lease totaling $17,380 during the year ended December 31, 2004.

Note 4 — Reclamation Liability

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

At December 31, 2003, we were not subject to reclamation or closure liabilities and therefore had not accrued any amounts related thereto. During the third quarter of 2004, we assessed future closure costs at our Plum Mine properties in connection with an approved reclamation plan submitted to the Nevada Division of Environmental Protection. Accordingly, we recognized a reclamation liability based upon the undiscounted future cash flows estimated to be incurred in fulfilling our reclamation plan’s obligations.

Note 5 — Note Payable — Shareholder

We have a non-interest bearing note payable to a shareholder related to our purchase of the Plum Mining property. The note is payable in ten quarterly payments through June 2006. At December 31, 2004 and December 31, 2003, our balance owing was as follows:

	Dec. 31, 2004	Dec. 31, 2003
Balance	$600,000	-0-
Less current portion	(400,000)	-0-
Non-current portion	$200,000	-0-

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

On April 1, 2005, we failed to make our first payment on the notes and were in default of the terms of the convertible notes. Accordingly, at December 31, 2004 and December 31, 2003, we classified the entire amount outstanding as follows:

	Dec. 31, 2004	Dec. 31, 2003
Convertible Notes Payable-Current	$11,100,649	-0-
Convertible Notes Payable-Non-current	-0-	-0-
Total	$11,100,649	-0-

On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. The applicable conversion rate was approximately $0.11 per share, and we were obligated to issue 33,817,594 shares of our common stock. Under the terms of the subscription agreement, we had three business days following receipt of the notice of conversion of notes to deliver to the note holders free-trading common stock certificates (the “Delivery Date”). Although the shares were due to be delivered in December 2004, they were not delivered until 2005. Our Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2004 and 2003 do not reflect the issuance of the conversion shares until 2005.

The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the note principal amount being converted per business day after the Delivery Date. We did not deliver the share certificates within the period required in the subscription agreement and as a result, in March of 2005, one note holder elected to demand payment of $6,854,005 pursuant to the mandatory redemption payment provisions of the subscription agreement and forfeit his right to receive the shares in favor of the payment. (See Note 13).

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

Note 7 — Other Long-term Debt

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At December 31, 2004 and December 31, 2003, we had the following amounts due under the financings as follows:

	Dec. 31, 2004	Dec. 31, 2003

Other Long-term Debt-Current	$8,501	-0-
Other Long-term Debt -Non-current	43,858	-0-
Total	$52,359	-0-

Principal payments on other long-term debt for the next five years are as follows:

2005	$9,302
2006	9,964
2007	10,676
2008	11,441
2009	10,976
2010 and thereafter	0

Note 8 — Commitments and Contingencies

Our March 2004 private placement, as restructured in November 2004, is subject to Non-Registration Events Provisions (“Non-Registration Provisions”) for the investors’ common stock that may be converted from convertible notes principal and interest and the exercise of common stock purchase warrants (see Notes 7 and 12). The Non-Registration Provisions generally require us to file and cause to become effective a registration statement with the Securities and Exchange Commission so that investors may sell their shares of common stock without restriction. To date, we have not been able to do so. Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Pursuant to the terms of the Subscription Agreement, liquidated damages accrue at a rate of percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not having our Registration Statement declared effective. Furthermore, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or free-trading stock to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between December 30, 2004 and April 27, 2005 was approximately $ 1,776,000. Pursuant to this settlement agreement, we issued approximately 59 million shares of restricted common stock in April 2005.

During the first quarter of 2005, we incurred approximately $1.9 million of liquidated damages and other expenses related to our former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. We are now in the process of trying to get the registration statement declared effective by the SEC. Until the registration statement is declared effective, we continue to incur liquidated damages under the November 30, 2004 Subscription Agreement (See Recent Financing Events and Restructuring for additional information). Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or free-trading stock to pay the liquidated damages, we have reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between April 28, 2005 and July 26, 2005, was approximately $ 1.0 million. Pursuant to this settlement agreement, we will be issuing approximately 40 million shares of restricted common stock in the third quarter 2005.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

We recorded liquidated damages and other related expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring at December 31, 2003, December 31, 2004, first quarter 2005 and second quarter 2005 as follows:

Liquidated damages relating to:	2003	2004	Q1 2005	Q2 2005

March 30, 2004 Non-Registration Provisions	$-0-	1,100,651	--	--
November 30, 2004 Non-Registration Provisions	-0-	222,013	1,776,104	985,835
Failure to timely deliver shares upon notice of converting note holders	-0-	304,644	98,529	--
	$-0-	1,627,308	1,874,633	985,835

In connection with our settlement of liquidated damages, we have agreed to continue to pursue registration of securities with our investors and may be subject to additional liquidated damages if we are unable to file or make effective a registration statement in accordance with the terms of the settlement (See Note 13).

Note 9 — Income Taxes

We did not provide any current or deferred US federal or state income tax provision or benefit through the years ended December 31, 2004 and 2003, because we have experienced operating losses since our inception. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its being realizable. ..

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

Note 10 - Related Party Transactions

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

Note 11 - Liquidated Damages

At December 31, 2004, we had recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:	2004	2003

March 30, 2004 Non-Registration Provisions	$1,100,651	-0-
November 30, 2004 Non-Registration Provisions	222,013	-0-
Failure to timely deliver shares upon notice of converting note holders	304,644	-0-
	$1,627,308	-0-

Note 12 — Stockholders’ Equity

Retirement of Common Stock

Before we became GoldSpring, Inc., our Company, then known as Startcall, planned on operating as an Application Service Provider, or ASP, and offering real-time interaction technology as an outsource service. In December 2002 management entered into a Stock Purchase Agreement and Share Exchange with Web Intelligence Technology ApS and ARN Invest ApS (both Denmark Corporations) in consideration for the issuance of 79,500,000 shares of Startcall to ARN. The Company subsequently filed a Certificate of Amendment in the State of Florida changing its name to Visator, Inc. However, in February 2003 the parties to this agreement entered into a termination agreement and mutual release in which the parties agreed to terminate and deem null and void the Stock Purchase Agreement and Share Exchange. Pursuant to this agreement, ARN Invest returned the 79,500,000 shares of stock in consideration for the payment of $20,000 by the Company to Web Intelligence. The Company’s Management, upon termination of this agreement, determined that it was in the best interest of the shareholders to seek other business opportunities for the Company.

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003

Common Stock issued in Connection with Ecovery Transaction

In June 2003, in connection with the Ecovery transaction, we issued 90,000,000 shares of common stock, valued at $119,138, to the 128 shareholders of Ecovery, Inc. in consideration for the acquisition of mining assets owned by Ecovery. This valuation represents Ecovery’s book value of the assets acquired, less the $100,000 cash paid to Ecovery. In this transaction, we acquired the Gold Canyon and Spring Valley gold placer claims in Lyon County, Nevada and the Big Mike lode and placer copper claims in Pershing County, Nevada.

Recapitalization:

As of June 30, 2003, the Company had disposed of all of its operating assets and was in the process of settling all of its outstanding liabilities and seeking a merger partner. Accordingly, the Company changed its business focus. In connection with our acquisition of assets from Ecovery, Inc. described above, we restated the balance sheet to reflect a recapitalization and the prior retained deficit was eliminated by charging paid-in capital. In effect, this gives the balance sheet a “fresh-start.” Beginning July 1, 2003 and continuing forward, we have credited net income and charged net losses to retained earnings.

Forward Stock Split

In September 2003, the Board of Directors approved a 10-for-11 forward split of our outstanding common stock. As a result of the stock split on September 15, 2003, 15,627,654 shares were issued, resulting in an increase of our outstanding share balance as of September 15, 2003 from 156,276,346 shares of common stock to 171,904,000 shares of common stock.

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

Note 13 - Subsequent Events

Settlement of Mandatory Redemption Payment Payable

During December 2004, we received notice from a holder of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. We did not issue or deliver the common stock within the period required in the subscription agreement and as a result, one note holder elected to demand payment pursuant to the mandatory redemption payment provisions of the subscription agreement. On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the holder of the $6,854,005 liability and agreed to convert the liability into six Convertible Debentures (“the Debentures”). The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.

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