Form 10QSB/A
period 2005-03-31
GOLDSPRING INC
filed 2005-09-21
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2005
(Unaudited - Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$620,305
Prepaid expenses and other current assets	175,892
Finished goods inventory	106,732
Parts and supplies	41,377
TOTAL CURRENT ASSETS	944,306

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,334,837
Plant, Equipment, Mine Development	1,427,994
PLANT, PROPERTY AND EQUIPMENT	2,762,831
Accumulated depreciation	(295,622)
TOTAL PROPERTY AND EQUIPMENT	2,467,209
OTHER ASSETS:
Reclamation deposit	377,169
Equipment purchase deposit	100,000
TOTAL OTHER ASSETS	477,169

TOTAL ASSETS	$3,888,684

The accompanying notes are an integral part of these financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts Payable	$643,752
Accrued Expenses	849,020
Short-Term Lease Obligations	34,772
Current portion of long-term debt	14,989,584
TOTAL CURRENT LIABILITIES	16,517,128

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	141,445
Long-term Lease obligation, net of current portion	104,671
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	799,306
TOTAL LIABILITIES	$17,316,434

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 500,000,000
shares authorized , 234,567,757 shares issued and outstanding	$156,222
Treasury Stock	(67)
Additional paid-in capital (See Note C)	2,325,530
Accumulated deficit - Prior years	(12,171,276)
Accumulated deficit - Current year	(3,738,159)
TOTAL SHAREHOLDERS’ DEFICIENCY	(13,427,750)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,888,684

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended March 31,

	2005	2004
	(Unaudited-Restated)	(Unaudited-Restated)

REVENUE FROM GOLD SALES, NET	$512,091	$-

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	75,787	-
Exploration	1,269,721	1,711,095
General and administrative	323,433	315,641
Consulting and professional services	465,088	92,404
TOTAL COSTS AND EXPENSES	2,134,029	2,118,840

OTHER INCOME (EXPENSE)
Other (See Note B)	(1,874,633)	-
Interest expense	(255,109)	-
Interest income	13,521	458
	(2,116,221)	458

NET LOSS	(3,738,159)	(2,118,382)

Net loss per common share - basic	$(0.022)	$(0.012)

Basic weighted average common shares outstanding	173,379,180	175,294,000

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31,
	2005	2004
	(Unaudited - Restated)	(Unaudited-Restated)
Cash flows from operating activities:
Net loss	$(3,378,159)	$(2,118,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	75,787	-

Liquidated damages from November 2004 restructuring	1,874,633	-
Consulting services provided in exchange for common stock	-	42,000
(Increase) Decrease in operating assets:
Finished goods inventory	181,955	-
Inventory	(41,377)	-
Prepaid and other current assets	(26,096)	-
Other assets	-	(135,736)
Increase (decrease) in operating liabilities:
Accounts payable	53,953	240,045
Accrued expenses	56,136	253,396
Asset retirement obligation	33,500
Other	351,726	-
Total Adjustments to Reconcile Net Loss Used in Operating Activities	2,560,217	399,705
Net cash used in operating activities	(1,177,942)	(1,718,678)
Investing activities:
Equipment deposit	10,000	-
Acquisition of plant, equipment and mineral properties	(48,380)	(66,144)
Net cash used in investing activities	(38,380)	(66,144)
Financing activities:
Proceeds from March 2004 financing, net	-	9,532,504
Principal payment Note Payable	(115,175)	(100,000)
Net Cash flows provided by financing activities	(115,175)	9,432,504
Net Increase (Decrease) in cash	(1,331,497)	7,647,682
Cash - beginning of period	1,951,802	364,138
Cash - end of period	$620,305	$8,011,820

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$403,175
Issuance of notes for mandatory redemption payment (See Note C)	$6,885,184	$-
Purchase and cancellation of common stock in connection with mandatory redemption payment (See Note C)	$6,801,975	$-

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

Restatement of Financial Statements

As a result of the restatements to our 2004 financials, discussed below, our March 31, 2005 financial statements have been restated. The impact of the 2004 restatements on our financials for the first quarter of 2005 are reflected in the following table.

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

The effect of the restatements on the March 31, 2005 consolidated statement of operations is as follows

	As Previously	Effect of	As
	Reported	Restatement	Restated

Mineral Properties	$1,738,670	($403,833)	$1,334,837

Plant, Property and Equipment	$5,104,276	$(3,971,904)	$1,132,372

ARO/Reclamation Liability	$514,696	$38,494	$553,190

Accumulated Deficit - Prior Years	($7,681,757)	($4,489,519)	($12,171,276)

Net Loss - Current Year	($3,813,445)	$75,286	($3,738,159)

Net Loss per share	($0.022)	$0.00	($0.022)

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

Our decision to make the above-referenced restatements for the year ended December 31, 2004 has resulted in the need to restate the financial statements for the first quarter of 2005. The first quarter financial information, as restated, is presented within this filing.

NOTE B -LIQUIDATED DAMAGES

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

NOTE C - MANDATORY REDEMPTION PAYMENT

Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to multiplying the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% annual interest rate for the 29,573,803 shares and accrued interest. In the event of a default, the annual interest rate increases to 18%.

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

Our decision to make the above-referenced restatements for the year ended December 31, 2004 has resulted in the need to restate the financial statements for the first quarter of 2005. The first quarter financial information, as restated, is presented within this filing.

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

We have made several other improvements to our equipment and test mining operations since the end of the first quarter of 2005 to increase test mining production and improve efficiency. On the test mining side, we have added additional solution lines to the mineralized material on test leach pad number two, adjusted the amount of cement used during the agglomeration phase of processing, and added an agglomeraid to our mineralized material. We believe these adjustments will increase recovery results and minimize problems with the crusher. We have also increased test production capacity at our Merrill Crowe processing plant by adding a new clarifier, changing the pumps and raising the height of the vacuum tower. With these changes, we increased capacity at the plant from 100 gallons per minute to 300 gallons per minute and we are now operating 24 hours per day, 7 days per week. We believe the combination of the equipment modifications, operational improvements, and management changes made since late-February 2005 leaves us poised to reach our goals for 2005.

During the first quarter of 2005, we crushed 59,000 tons of mineralized material at our Plum Mine test mine. Following our equipment improvements early in the second quarter of 2005, we were able to crush 47,000 tons of mineralized material in April 2005. We believe we are on target to meet our goal of crushing 60,000 tons of mineralized material per month in the future. During the first quarter of 2005, we test produced 925 ounces of gold, of which approximately 700 ounces were produced in March 2005. We sold 1,192 ounces of this gold at an average price of $429 per ounce generating $ 512,000 in revenue. This resulting revenue was smaller than the operating expenses we incurred in the first quarter of 2005. We believe that this high level of operating expense is typical for a mine in the test mining stage, as is the Plum Mine.

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

Comparative Financial Information:

	First Quarter 2005	First Quarter 2004	Difference
Revenue	$512,091	$0.0	$512,091

Exploration Expense	$1,269,721	$1,711,095	$441,374

Liquidated Damages	$1,874,633	$0.0	$1,627,308

Net Loss	($3,738,159)	($2,118,382)	($1,619,777)

We sold 1,192 ounces of gold at an average price of $429 per ounce during the first quarter 2005 versus no gold sales in the first quarter 2004. During the first quarter 2004, we were constructing the infrastructure required to begin “test mining”.

Exploration Expenses were $441,374 less for the first quarter of 2005 than the same period in 2004. This 2005 expense reduction reflects lower infrastructure expenditures in 2005 and a shift to “test mining”. Also, weather conditions during the first quarter 2005 limited the amount of actual mining and crushing performed. Our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed. The majority of our infrastructure work was performed in 2004.

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

Recent Financing Events and Restructuring

In 2004, we offered securities in a private placement transaction completed during March 2004 (the “March Offering”). In connection with the offering, we received gross proceeds of $10 million from a group of accredited institutional and individual investors. Subsequent to the offering’s close, we failed to meet certain requirements of the offering regarding filing an effective registration statement with the Securities and Exchange Commission. Under the terms of the March 2004 subscription agreement, failure to have an effective registration statement by the required date resulted in liquidated damages in the amount of 2% of the principal investment amount (i.e., $200,000) for each 30-day period or part thereof until the registration statement was declared effective. We accrued approximately $1.1 million in liquidated damages through November 30, 2004 associated with our failure to cause our registration statement to be effective.

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

During the first quarter of 2005, we incurred approximately $1.9 million of liquidated damages and other expenses related to our former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. We are now in the process of trying to get the registration statement declared effective by the SEC. Until the registration statement is declared effective, we continue to incur liquidated damages under the November 30, 2004 Subscription Agreement.

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

We have identified conditions as of March 31, 2005 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures since the end of the second quarter of 2005 to remedy these deficiencies. These measures include our decision to consolidate the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

On April 13, 2005, a notice of appeal was filed on behalf of defendants (the Parents, the Gaschs, and the Medhis) seeking to reverse the Court’s March 17 Order. On April 21, 2005, the Gaschs moved to dismiss their appeal. On June 10, 2005, the defendants (the Parents) filed their opening appellate brief. The plaintiffs filed their response brief on August 16, 2005. The defendants’ response brief is due on October 3, 2005.

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

GOLDSPRING, INC.
(Registrant)

Date: September 21 , 2005	By:	/s/ Robert T. Faber
	Name:	Robert T. Faber
	Title:	President and Chief Executive Officer

	By:	Robert T. Faber
	Name:	Robert T. Faber
	Title:	Chief Financial Officer