Form 10QSB/A
period 2005-06-30
GOLDSPRING INC
filed 2005-09-21
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
GOLDSPRING, INC.

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2005 (Unaudited - restated)	As Restated December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$46,295	$1,951,802
Prepaid expenses and other current assets	144,501	149,796
Finished goods inventory	228,286	288,687
Inventory	32,964	-
TOTAL CURRENT ASSETS	452,046	2,390,285

PLANT, EQUIPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,334,837	1,334,837
Plant and Equipment	1,451,368	1,379,614
Plant, Equipment and Mineral Properties	2,786,205	2,714,451
Accumulated depreciation	(376,521)	(219,834)
TOTAL PROPERTY AND EQUIPMENT	2,409,684	2,494,617

OTHER ASSETS:
Reclamation deposit	377,169	377,169
Equipment purchase deposit	100,000	110,000
TOTAL OTHER ASSETS	477,169	487,169

TOTAL ASSETS	$3,338,899	5,372,071

CURRENT LIABILITIES
Accounts Payable	$1,661,371	$589,799
Accrued Expenses	1,911,845	792,884
Short-Term Lease Obligations	34,772	34,517
Current portion of long-term debt	14,564,684	11,521,776
TOTAL CURRENT LIABILITIES	18,172,672	12,938,976

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	38,859	243,858
Long-term Lease obligation, net of current portion	97,102	119,152
Long-term Reclamation liability	553,190	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	689,151	916,200
TOTAL LIABILITIES	$18,861,823	$13,855,176

The accompanying notes are an integral part of these financial statements.

	June 30, 2005 (Unaudited - restated)	As Restated December 31, 2004

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 500,000,000 shares authorized , 250,201,992 shares issued and outstanding	$166,635	$113,966
Treasury Stock	(67)	(67)
Additional paid-in capital (See Note C)	3,013,208	3,574,272
Accumulated deficit - Prior years	(12,171,276)	(2,601,741)
Accumulated deficit - Current year	(6,531,422)	(9,569,535)
TOTAL SHAREHOLDERS’ DEFICIENCY	(15,522,922)	(8,483,105)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,338,899	$5,372,071

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended June 30,

	2005	2004
	(Unaudited - restated)	(Unaudited - restated)

REVENUE FROM GOLD SALES, NET	$691,861	$-

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	80,899	-
Reclamation, Exploration and Test Mining Expenses	1,541,290	1,401,856
General and administrative	234,281	304,580
Other	174,196	15,096
TOTAL COSTS AND EXPENSES	2,030,666	1,721,532

OTHER INCOME (EXPENSE)
Gain on derivative instruments, net	-	395,150
Liquidated Damages	(985,835)	-
Other	-	(42,180)
Interest expense	(468,623)	-
Interest income	-	12,178
	(1,454,458)	365,148

NET LOSS	(2,793,263)	(1,356,384)

Net loss per common share - basic	$(0.011)	$(0.007)

Basic weighted average common shares outstanding	243,982,021	193,326,278

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month periods ended June 30,

	2005	2004
	(Unaudited - restated)	(Unaudited - restated)

REVENUE FROM GOLD SALES, NET	$1,203,951	$-

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	156,686	-
Reclamation, Exploration and Test Mining Expenses	2,811,380	3,115,950
General and administrative	518,535	578,443
Consulting and professional services	678,464	145,979
TOTAL COSTS AND EXPENSES	4,165,065	3,840,372

OTHER INCOME (EXPENSE)
Gain on derivative instruments, net	-	395,150
Liquidated Damages	(2,860,468)	-
Other	-	(42,180)
Interest expense	(723,366)	-
Interest income	13,526	12,636
	(3,570,308)	365,606

NET LOSS	(6,531,422)	(3,474,766)

Net loss per common share - basic	$(0.031)	$(0.019)

Basic weighted average common shares outstanding	208,705,670	184,291,427

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended June 30,

	2005	2004
	(Unaudited - restated)	(Unaudited - restated)
Cash flows from operating activities:
Net loss	$(6,531,422)	$(3,474,766)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	156,686	-
Liquidated damages from March 2004 financing and November 2004 restructuring	2,860,468	-
Consulting services provided in exchange for common stock	-	42,000
Accrued Loss on Sale of Gold Investment	-	42,180
(Increase) Decrease in operating assets:
Finished goods inventory	60,401	(106,689)
Inventory	(32,964)	-
Prepaid and other current assets	5,295	(70,841)
Other assets	-	235,609
Increase (decrease) in operating liabilities:
Accounts payable	1,071,571	375,097
Accrued expenses	34,595	191,904
Other	268,250
Total Adjustments to Reconcile Net Loss Used in Operating Activities	4,424,303	709,260
Net cash used in operating activities	(2,107,119)	(2,765,506)
Investing activities:
Investment in Gold		(1,016,700)
Equipment deposit	(10,000)	-
Acquisition of plant, equipment and mineral properties	(71,754)	(39,111)
Net cash used in investing activities	(81,754)	(1,055,811)
Financing activities:
Net Proceeds from Issuance of Stock	-	332,500
Proceeds from March 2004 financing, net	-	9,150,000
Purchase and Cancellation of Company’s Stock	-	(150,000)
Purchase of Company’s Stock and Recorded to Treasury	-	(75,000)
Conversion of debt into Company’s common shares	460,267
Principal payment Note Payable	(176,901)	(200,000)
Net Cash flows provided by financing activities	283,366	9,057,500
Net Increase (Decrease) in cash	(1,905,507)	5,236,183
Cash - beginning of period	1,951,802	364,138
Cash - end of period	$46,295	$5,600,321

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$403,175	$-
Issuance of notes for mandatory redemption payment plus accrued interest	$6,885,184	$-
Purchase and cancellation of common stock in connection with mandatory redemption payment	$6,801,975	$-

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

Restatement of Financial Statements

As a result of the restatements to our 2004 financials, discussed below, our June 30, 2005 financial statements have been restated. The impact of the 2004 restatements on our financials for the second quarter of 2005 are reflected in the following table.

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

The effect of the restatements on the six month period ended June 30, 2005 consolidated statement of operations is as follows

	As Previously	Effect of	As
	Reported	Restatement	Restated

Mineral Properties	$1,258,833	$76,004	$1,334,837

Accumulated Deficit - Prior Years	($12,214,532)	$43,256	($12,171,276)

Net Loss - Current Quarter	($6,564,170)	$32,748	($6,531,422)

Net Loss per share	($0.031)	$0.00	($0.031)

NOTE B - LIQUIDATED DAMAGES

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

Comparative Financial Information:

	Six Months ended June 30, 2005	Six Months ended June 30, 2004	Difference
Revenue	$1,203,952	$0.0	$1,203,952

Exploration Expense	$2,811,380	$3,112,951	$(301,571)

Liquidated Damages	$3,749,266	$0.0	$3,749,266

Net Loss	($6,531,422)	($3,474,766)	($3,056,656)

We sold 2,817 ounces of gold at an average price of $427 per ounce during the six-month period ended June 30, 2005 compared to no gold sales during the same period of 2004. We spent the first six months of 2004 completing the required infrastructure to complete our “test mine”.

Exploration Expenses were $301,571 less for the first six months of 2005 than the same period in 2004. This 2005 expense reduction reflects lower infrastructure expenditures in 2005 and a shift to “test mining”. Our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed. The majority of our infrastructure work was performed in 2004.

In March 2004 we completed a private placement which was subject to Non-Registration Events Provisions (“Non-Registration Provisions”). The Non-Registration Provisions required us to file and cause to become effective a registration statement with the Securities and Exchange Commission so that investors may sell their shares of common stock without restriction. Pursuant to the Subscription Agreement, liquidated damages accrue at a rate of percent (2%) of the investment amount for each thirty day period or part thereof for not having an effective Registration Statement starting in the 3rd quarter 2004. In November 2004 we capitalized 100% or $1.1 million of liquidated damages as part of the November 2004 restructuring. Our November 2004 subscription agreement also required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue at a rate of percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not having an effective Registration Statement.

	Quarter ended June 30, 2005	Quarter ended June 30, 2004	Difference
Revenue	$691,861	$0.0	$691,861

Exploration Expense	$1,541,290	$1,401,856	$139,434

Liquidated Damages	$1,874,633	$0.0	$1,874,633

Net Loss	($2,793,263)	($1,356,384)	($1,436,879)

During the 2nd quarter 2005 we sold 1,625 ounces of gold at an average price of $426 per ounce compared to no gold sales during the same period of 2004. Our “test mine” became operational during the 3rd quarter 2004 when we began selling gold. Prior to the 3rd quarter 2004 we were focused on constructing the required infrastructure to complete our “test mine”.

Exploration Expenses in the 2nd quarter 2005 were $139,434 more than 2nd quarter 2004. This variance reflects the exploration drilling performed the 2nd quarter 2005 plus the shift from infrastructure construction to “test mining”. Our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

In March 2004 we completed a private placement which was subject to Non-Registration Events Provisions (“Non-Registration Provisions”). The Non-Registration Provisions required us to file and cause to become effective a registration statement with the Securities and Exchange Commission so that investors may sell their shares of common stock without restriction. Pursuant to the Subscription Agreement, liquidated damages accrue at a rate of percent (2%) of the investment amount for each thirty day period or part thereof for not having an effective Registration Statement starting in the 3rd quarter 2004. In November 2004 we capitalized 100% or $1.1 million of liquidated damages as part of the November 2004 restructuring. Our November 2004 subscription agreement also required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue at a rate of percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not an effective Registration Statement.

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

Date: September 21, 2005	GOLDSPRING, INC.
(Registrant)

	By:	/s/ Robert T. Faber
	Name:	Robert T. Faber
	Title:	President and Chief Executive Officer
Officer:

By:	/s/ Robert T. Faber
Name:	Robert T. Faber
Title:	Chief Financial Officer