Form 10QSB
period 2005-09-30
GOLDSPRING INC
filed 2005-11-14
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

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

Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 332,143,694 shares of Common Stock, $0.000666 Par Value, as of October 31, 2005.

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
GOLDSPRING, INC.

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2005 (Unaudited)	As Restated December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$112,247	$1,951,802
Prepaid expenses and other current assets	33,999	149,795
Finished goods inventory	32,457	239,943
Inventory	29,785	48,745
Discount on Notes Payable	648,975	-
TOTAL CURRENT ASSETS	857,463	2,390,285

PLANT, EQUIPMENT, ,AND MINERAL PROPERTIES, NET:
Mineral properties	1,689,837	1,334,837
Plant and Equipment	1,543,764	1,379,614
Plant, Equipment and Mineral Properties	3,233,601	2,714,451
Accumulated depreciation	(449,419)	(219,834)
TOTAL PROPERTY AND EQUIPMENT	2,784,182	2,494,617

OTHER ASSETS:
Reclamation deposit	377,169	377,169
Equipment purchase deposit	100,000	110,000
TOTAL OTHER ASSETS	477,169	487,169

TOTAL ASSETS	$4,118,814	5,372,071

CURRENT LIABILITIES
Accounts Payable	$1,191,505	$589,799
Accrued Expenses	299,670	792,884
Accrued Liquidated Damages	1,758,676	-
Accrued Interest	505,708	-
Short-Term Lease Obligations	34,771	34,517
Current portion of long-term debt	15,667,772	11,521,776
TOTAL CURRENT LIABILITIES	19,458,102	12,938,976

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	132,795	243,858
Long-term Lease obligation, net of current portion	89,463	119,152
Long-term Reclamation liability	553,190	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	775,448	916,200
TOTAL LIABILITIES	$20,233,550	$13,855,176

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 500,000,000
shares authorized , 328,785,390 shares issued and outstanding	$218,971	$113,966
Treasury Stock	(67)	(67)
Additional paid-in capital	5,490,349	3,574,272
Accumulated deficit - Prior years	(12,171,276)	(2,601,741)
Accumulated deficit - Current year	(9,652,713)	(9,569,535)
TOTAL SHAREHOLDERS’ DEFICIENCY	(16,114,736)	(8,483,105)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,118,814	$5,372,071

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended September 30,

	2005	2004
	(Unaudited)	(Unaudited) - restated

REVENUE FROM GOLD SALES, NET	$951,586	$450,252

COSTS AND EXPENSES
Depletion, depreciation and amortization	72,899	243,836
Reclamation, Exploration and Test Mining Expenses	1,061,186	690,856
General and administrative	102,140	289,627
Other	55,311	195,734
TOTAL COSTS AND EXPENSES	1,291,536	1,420,053

OTHER INCOME (EXPENSE)
Gain on derivative instruments, net	-	49,310
Liquidated Damages	(1,758,676)	-
Other	-	-
Interest expense	(882,216)	-
Interest income	-	20,110
	(2,640,892)	69,420

NET LOSS	(2,980,842)	(900,381)

Net loss per common share - basic	$(0.011)	$(0.005)

Basic weighted average common shares outstanding	278,751,210	192,859,611

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month periods ended September 30,

	2005	2004
	(Unaudited)	(Unaudited) - restated

REVENUE FROM GOLD SALES, NET	$2,155,538	$450,252

COSTS AND EXPENSES
Depletion, depreciation and amortization	229,584	243,836
Reclamation, Exploration and Test Mining Expenses	3,870,316	690,856
General and administrative	779,372	960,309
Consulting and professional services	717,774	341,880
TOTAL COSTS AND EXPENSES	5,597,046	2,236,881

OTHER INCOME (EXPENSE)
Gain on derivative instruments, net	-	444,460
Liquidated Damages	(4,619,144)	-
Other	-	(42,180)
Interest expense	(1,605,587)	-
Interest income	13,526	32,746
	(6,211,205)	435,026

NET LOSS	(9,652,713)	(1,351,603)

Net loss per common share - basic	$(0.042)	$(0.007)

Basic weighted average common shares outstanding	232,206,184	187,168,336

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30,
		2005	2004
		(Unaudited)	(Unaudited) - restated

Cash flows from operating activities:
Net loss		$(9,652,713)	$(1,351,603)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization		229,584	223,820
Accretion of accumulated reclamation obligations		-	5,940
Write-down of long lived assets		-	14,076
Liquidated damages from March 2004 financing and November 2004 restructuring		4,619,144	-
Consulting services provided in exchange for common stock		-	42,000
(Increase) Decrease in operating assets:
Finished goods inventory		207,486	(197,212)
Inventory		18,960	13,165
Prepaid and other current assets		115,796	(21,123)
Other assets		-	(60,000)
Increase (decrease) in operating liabilities:
Accounts payable		601,706	890,414
Accrued expenses		782,162	135,000
Other		(68,999)	20,015
Total Adjustments to Reconcile Net Loss Used in Operating Activities		6,505,839	1,066,095
Net cash used in operating activities		(3,146,874)	(285,508)
Investing activities:
Equipment deposit		(10,000)	-
Acquisition of plant, equipment and mineral properties		(369,150)	(3,974,088)
Net cash used in investing activities		(379,150)	(3,974,088)
Financing activities:
Net Proceeds from Issuance of Stock		-	-
Proceeds from financing, net		885,410	9,428,780
Purchase and Cancellation of Company’s Stock		-	(150,000)
Purchase of Company’s Stock and Recorded to Treasury		-	(75,000)
Conversion of debt into Company’s common shares		885,812
Issuance of Note for acquisition of mining claims		160,000	-
Principal payment Note Payable		(244,753)	(300,000)
Net Cash flows provided by financing activities		1,686,469	8,903,780
Net Increase (Decrease) in cash		(1,839,555)	4,644,184
Cash - beginning of period		1,951,802	364,138
Cash - end of period		$112,247	$5,008,322

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares		$403,175	$-
Issuance of notes for mandatory redemption payment plus accrued interest		$6,885,184	$-
Purchase and cancellation of common stock in connection with mandatory redemption payment		$6,801,975	$-
Purchase of assets	$		$168,202
Issuance of Company stock for acquisition of mining claims		$150,000	$-
Issuance of Company stock for interest expense		$989,008	$-
Issuance of Company stock for liquidated damages		$2,983,952	$-

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005 AND 2004

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2004.

Restatement of Financial Statements

Upon review of the standards for reporting mineral reserves as defined by SEC Industry Guide 7 (“Guide 7”), we have concluded that we did not have sufficient information to establish the existence of reserves as of December 31, 2004 and that certain costs that we had incurred in the development of our mining facility must be expensed as exploration or “test mining” costs. We have restated our 2004 annual financial statement to classify all costs previously capitalized (the recovery of which is dependent upon the economical extraction of gold from the mineralized material we are currently processing), as test mining expenses. These costs, which total approximately $4.5 million net of accumulated depreciation, include our asset retirement obligation asset of $453,786. In connection with our restatement of our mineral property assets, we have also reversed depletion taken on our mineral properties totaling $43,256.

NOTE B -LIQUIDATED DAMAGES

For the third quarter of 2005 (ended September 30, 2005), we recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:
November 30, 2004 Non-Registration Provisions	$1,758,676
$1,758,676

Non-Registration Provisions

Our SB-2 Registration Statement was declared effective on October 3, 2005, which caused the liquidated damages referenced in this Note to cease accruing. The liquidated damages arose from our November 2004 subscription agreement, which required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages continued to accrue in the amount of 2% of the face value of the note for each 30-day period or part thereof after December 30, 2004 until our registration statement was declared effective. For the quarter ended September 30, 2005, the accrued liquidated damages totaled $ 1,758,676.

NOTE C - MANDATORY REDEMPTION PAYMENT

Under the terms of the November 2004 subscription agreement, convertible note holders have the right to a mandatory redemption payment in the event we are prohibited or otherwise fail to deliver shares of our common stock to converting note holders. The mandatory redemption payment is calculated as an amount equal to the product of the number of shares of common stock otherwise deliverable upon conversion of the note’s principal and interest multiplied by the highest price of our common stock for the period beginning with the Deemed Conversion Date (the date the holder elects to convert the note) and ending with the payment date. On March 7, 2005, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest. Payments on this note were scheduled to begin on April 1, 2005. We are in default on this note, causing the interest rate to increase to the default rate of 18%.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended September 30, 2005, as well as our future results.

Overview

We are an emerging North American precious metals mining company, which was formed in June 2003. In less than two years, we have brought a gold and silver project into production, established a solid footprint around our operations in northern Nevada, and acquired mineral rights in Canada. We plan to build on this success through the acquisition of mineral properties in North America that can be efficiently put into near-term production. Our objectives are to increase reserves, increase production and increase cash flow to maximize return for our shareholders.

2005 has been a year filled with challenges for our Company. In addition to trying to bring our Plum Mine operation into profitable production, we have continued to experience the costs and the distractions of the litigation that has impacted our Company since late 2004. The litigation has been a drain on our scarce capital and human resources. (See Part II, Item 1, “Legal Proceedings,” for a detailed discussion.) We are committed to finding a resolution to our pending litigation matters that will allow our management to focus on building a successful, profitable operation. We are actively seeking financing to meet our working capital needs. If we are unable to secure such financing, we may be unable to continue as a going concern.

In March 2005, we initiated a program to evaluate each process of our mining operation. The intent of the program is to identify additional efficiencies that can be implemented to improve our overall performance. The program commenced with our hiring of Scott Jolcover as the mine manager. Mr. Jolcover has significant experience in gold mining, primarily around the area of our current operation. To date we have made modifications to our processing plant, equipment and operations to increase operating efficiency and improve our financial performance. In the spirit of maximizing overall operating performance and reducing costs, in August 2005, we consolidated our corporate office with the Plum Mine facility. The relocation has reduced costs and allowed for more effective utilization of our resources, both human and capital.

The new contact information for the corporate office, effective August 1, 2005, is:

P.O. Box 1118
Virginia City, NV 89440
Tel 775.847.5272
Fax 775.847.4762
www.goldspring.us

Additional Contact Information:

Lisa Boksenbaum, Corporate and Investor Relations
(480) 203-0510
E-mail: lisab@goldspring.us

We continue to look for growth opportunities. On August 31, 2005, we completed the acquisition of the leases on three patented mineral claims from Comstock Gold, LLC. The Justice, Woodville, and Keystone claims are adjacent to our existing operation at the Plum Mine. In September 2005, we signed a purchase agreement to acquire the leases on an additional 19 mineral claims in the same region from Comstock Gold, LLC. These acquisitions expand our footprint in the Comstock Lode region and have the potential for expanding the life of our existing Plum Mine operation. The addition of these properties should also provide an opportunity to expand our exploration program and improve our geologic understanding of the physical area and its trends.

We held our Annual Shareholders’ Meeting on October 26, 2005 in Carson City, Nevada. At that meeting, our shareholders elected the following slate of five independent directors: Christopher L. Aguilar, Todd S. Brown, Stanley A. Hirschman, Bill Nance and Rex L. Outzen. The new Board of Directors elected Mr. Aguilar to serve as Chairman of the Board. The Board also re-elected Robert Faber to serve as our Company’s President and Chief Executive Officer and elected Lisa Boksenbaum to serve as our Company’s Secretary and Treasurer. The results of the election can be found below in Part II, Item 4 “Submission of Matters to a Vote of Security Holders”.

Results of Operations and Operational Plan

During the third quarter of 2005, our Company continued to focus on operations and efficiencies. One of the operational improvements was our takeover of the crushing operations at the Plum Mine, which provided us with the opportunity to have greater control over our overall operations and production results. Our third-party crushing contractor had struggled to provide us with continuous crushing services, straining our ability to increase our gold production. On July 20, 2005, our third-party contractor shut down their crushing operations, so that they could dismantle and remove their crushing circuit, creating space for the installation of our crushing circuit. We invested approximately $200,000 procuring conveyors and installing the crushing circuit. The contractor continued their mining at the Plum Mine until August 11, 2005, at which time mining was suspended due to a lack of space to stockpile the uncrushed mineralized material. Delays in the arrival of the conveyor systems for the crushing circuit resulted in our missing our targeted completion date for the circuit by approximately 30 days. Crushing operations resumed on October 1, 2005, and mining operations resumed on November 7, 2005. The delay in resuming our crushing operations impacted our ability to place new mineralized material on the pad and has resulted in lower gold production for the third quarter. The results of our crushing in October 2005 were positive. We crushed 40,000 tons of stockpiled mineralized material. We believe we are on track to achieve our operating goals for crushing and to realize the financial savings anticipated in taking over the crushing operations.

We added Steve Russell, a geologist with over 20 years of experience in the Comstock Lode district, to our team in October 2005. One of his primary responsibilities is to oversee ore control in the mine pit. We believe that better ore control in the pit will reduce dilution, thus improving the grade of mineralized material being placed on the leach pad and increasing gold production.

In the remainder of 2005, we plan to focus the bulk of our efforts on achieving additional operational improvements in both production and efficiency at our Plum Mine operation. We are continuing to pursue operational improvements through enhancements to our existing processes. These enhancements are expected to stem from increasing our volume of production combined with lowering the cost of our processes. We are optimistic that the addition of a geologist to manage ore control will lead to higher recovery rates, and increased gold production. Our objective for operational performance in 2005 is to establish a stable and predictable level of gold and silver production at the Plum Mine resulting in profitability and positive cash flow.

Comparative Financial Information:

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004	Difference
Revenue	$2,155,538	$450,252	$1,705,286

Reclamation, Exploration and Test Mining Expenses	$3,870,316	$690,856	$3,179,460

Liquidated Damages	$4,619,144	$0.0	$4,619,144

Interest Expense	$1,605,587	$0.0	$1,605,587

Net Loss	($9,652,713)	($1,351,603)	($8,301,110)

We sold  5,004 ounces of gold at an average price of $431 per ounce during the nine-month period ended September 30, 2005 compared to gold sales of  1,124 ounces at an average price of $ 400 per ounce during the same period of 2004. We spent the first six months of 2004 completing the required infrastructure to complete our “test mine” and did not sell any gold until the third quarter of 2004.

Reclamation, Exploration and Test Mining Expenses were $3,179,460 more for the first nine months of 2005 than the same period in 2004. This 2005 expense increase reflects the transition to full-time “test mining” in 2005. During the first nine months of 2004, our focus was on building the infrastructure for our mining operation. The third quarter of 2004 was the first quarter in which we conducted full-scale test mining. Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

	Quarter ended September 30, 2005	Quarter ended September 30, 2004	Difference
Revenue	$951,586	$450,252	$501,334

Reclamation, Exploration and Test Mining Expense	$1,061,186	$690,856	$370,330

Liquidated Damages	$1,758,676	$0.0	$1,758.676

Interest Expense	$882,216	$0.0	$882,216

Net Loss	($2,980,842)	($900,381)	($2,000,461)

During the third quarter of 2005 we sold 2,187 ounces of gold at an average price of $ 435 per ounce compared to gold sales of 1,124 ounces at an average price of $ 400 per ounce during the same period of 2004. Our “test mine” became operational during the third quarter 2004, which was our first quarter of selling gold. Prior to the 3rd quarter 2004 we were focused on constructing the required infrastructure to complete our “test mine.”

Reclamation, Exploration and Test Mining Expenses in the third quarter of 2005 were $370,330 more than the third quarter of 2004. This variance reflects the exploration drilling performed during the third quarter of 2005 plus the shift from infrastructure construction to “test mining.” As detailed above, our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

The liquidated damages included in the tables above stemmed from Non-Registration Events Provisions in our November 2004 Subscription Agreement (“Non-Registration Provisions”). The Non-Registration Provisions required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to be incurred at a rate of two percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not having an effective Registration Statement. We have the option to pay the liquidated damages in cash or common stock. If we choose to pay in stock, we are required to pay 200% of the liquidated damages amount. Because our Company does not currently have sufficient funds to pay in cash, we intend to meet this obligation by issuing common shares. Thus, the total amount of liquidated damages recorded for the third quarter represents 200% of the cash total. The liquidated damages ceased when our registration statement became effective on October 3, 2005.

At September 30, 2005, our Company had approximately $15,500,000 of outstanding debt bearing an average interest rate of 15%. This debt originated from our November 2004 restructuring of the March 2004 private placement, in which common shares were exchanged for convertible debt currently bearing interest at 15% per annum. (See “Recent Financing Events and Restructuring,” below) Prior to November 2004, our Company had no outstanding interest-bearing debt.

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

The Big Mike Copper Project is located in Pershing County, Nevada. It covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. We have not completed any exploration activity on the project. The property includes an open pit, mineralized material in a stockpile and waste dumps. We are actively looking for a business partner to develop this project.

In May 2004, the Alberta government granted us mineral permits for all non-energy minerals on nearly 800 square miles of Alberta, Canada mineral property. Iron bearing material was discovered in the area covered by our mineral permits in 1953 from oil and gas drilling. From 1995 through 1997, a series of tests were performed that showed the mineralized material present was amenable to treatment to produce iron pellets and pig iron. We have reviewed the existing data and conducted a preliminary pre-feasibility study on the property. This is an early stage project and our activities associated with this mineral area are exploratory in nature. We have not established any reserves on this property. The scope and size of this potential project will require substantial capital, time and outside assistance during both the pre- and post-feasibility stages. We are considering several financial alternatives, including a joint venture, to develop this project.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In the third quarter of 2005, we received $1,000,000 in financing (See “Recent Financing Events and Restructuring,” below). While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements provided in our Form 10-KSB for the year ended December 31, 2004, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

Furthermore, the litigation that our Company has been involved in since late 2004 has strained the Company’s financial resources . (See Part II, Item 1, “Legal Proceedings,” for a detailed discussion.) If we are unable to resolve the litigation in the near future, the ongoing legal costs may impact our ability to continue as a going concern.

Under the terms of our November 2004 subscription agreement, we issued 8% convertible notes to an investor group. Under the terms of the notes, our first principal and interest repayment was scheduled for April 1, 2005. We are in default on these notes. We are working with the note holders to cure the default. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, there can be no assurance that such funding would be available.
 In March 2005, we issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest due under the mandatory redemption payment provisions of our November 2004 subscription agreement. Payments on this note were scheduled to begin on April 1, 2005. We are in default on this note, causing the interest rate to increase to the default rate of 18%. We are working with the note holder to cure the default. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligation, there can be no assurance that such funding would be available.

During the third quarter, we took over the crushing operations from our third-party contractor. This transition required us to acquire and assemble our own crushing equipment at an approximate cost of $200,000. We financed the crushing equipment through the issuance of secured notes to existing shareholders. We expect to expand our existing leach pads, which currently number three, to a total of five leach pads during 2006. The cost of this expansion will be approximately $600,000. We intend to finance our leach pad expansion project and any other capital expenditures in the remainder of 2005 and 2006 through the issuance of debt or equity instruments to existing shareholders and other parties. There can be no assurance that such financing will be available.

RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, including those set forth below. You should carefully consider these risk factors, together with all the other information included in this prospectus, before you decide to purchase shares of our common stock.

Risks Related to Our Business

We have limited resources and our inability to obtain additional financing could affect our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we are currently experiencing a cash flow deficiency from operations. Our current cash flow and capital resources are limited, and we will require additional funds to pursue our business. We may not be able to secure further financing in the future. If we are not able to obtain additional financing on reasonable terms, we may not be able to execute our business strategy, conduct our operations at the level desired, or even to continue business.

We have received a qualified report from our independent auditors.

The report by the independent auditors on our financial statements indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report indicates that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

We have invested capital in high-risk mineral projects where we have not conducted significant exploration and engineering studies.

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

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not always be able to generate a profit on the sale of gold or other minerals because we can only maintain a level of control over our costs and have no ability to control market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of ore grade or mineralized material production and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

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

The price of gold fluctuates on a regular basis, and a downturn in price could negatively impact our operations and cash flow.

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

We plan to pursue opportunities to acquire properties with gold mineralized material or reserves with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would negatively affect our asset values, cash flows, and potential revenues and profits.

We compete with other mineral exploration and mining companies.

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

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

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

We have never paid cash dividends, and we do not plan to pay cash dividends in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no assurance that the price of our common stock that will prevail in the market in the future will ever exceed the price that you paid.

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

The issuance of securities by us may not have complied with or violated federal and state securities laws and, as a result, the holders of these securities may have rescission rights.

Securities issued by us may not have complied with applicable federal and state securities laws, the result of which is that the holders of these securities may have rescission rights that could require us to reacquire the securities.

Outstanding convertible securities and warrants may result in substantial dilution.

At March 31, 2005, we had outstanding 234,567,757 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At March 31, 2005, these notes and warrants were convertible into or exercisable for a total of approximately 176,000 additional shares of our common stock, subject to further anti-dilution provisions.

Our stock is a penny stock and trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. NASD sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

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

We have also restated our shareholders’ equity. On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. In connection with the notice we reduced convertible notes payable by $3.8 million and recorded an additional 33,817,594 shares (converted at approximately $0.11 per share) at December 31, 2004. Upon further consideration, we have determined that since the shares had not been physically issued prior to year end, the liability and stockholders’ equity accounts should not be adjusted until the shares had been issued. Accordingly, we restated our convertible note and stock holder equity accounts by approximately $3.8 million. The restatement has no affect on net loss or cash flows as previously reported.

Recent Financing Events and Restructuring

On July 15, 2005, we completed a financing transaction, which provided us with $800,000 in funding. In consideration for the financing, the Company has issued promissory notes with a face value of $1.2 million, reflecting an original issue discount of thirty-three and one-third (33.3%) percent. The term of the notes is two years, with an optional extension of one year at the option of the investor. The annual interest rate on the notes is 15% of the face value and is payable monthly. The funds will be used for working capital and general corporate purposes.

In October 2005, we reached an agreement with the holders of the above-referenced $1.2 million in promissory notes. The holders agreed to accept shares of our restricted common stock as full payment for the outstanding secured notes. Accrued interest on the notes through September 30, 2005 totals $49,964.36. In consideration for the retirement of the debt, the Company has agreed to issue restricted shares to the note holders valued at a 50% discount to market. Market price will be determined by the average of the five lowest closing bid prices of GoldSpring’s common stock for the 20 trading days preceding the effective date of the transaction. The completion of this transaction is contingent on our ability to obtain a waiver from the subscribers to our November 2004 Subscription Agreement. We are currently seeking to obtain this waiver.

On September 28, 2005, we completed a second financing transaction under the same terms and conditions as the July 2005 financing. The September 2005 financing provided us with $200,000 in funding. The funds will be used for working capital and general corporate purposes.

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

 The delay in effectiveness of our registration statement combined with the allegations raised in the lawsuit we filed against our former Chief Executive Officer in November 2004 (see Legal Proceedings) caused concern among the investors in the March 2004 Offering. We worked with the investors to address their concerns in a manner that would not force us to pay a large cash penalty or face a lawsuit, both of which would be detrimental to our shareholders. In consideration for restructuring the original transaction, the investors agreed to grant us a release for any misrepresentations that may have been made, allowed us to capitalize the accrued liquidated damages, and provided us with an additional 90 days to cause the registration statement to become effective, thereby avoiding potential liquidated damages of $600,000 if the registration statement were to be filed before December 30, 2004.

As a result, and effective November 30, 2004, we restructured the March 2004 private placement transaction. In connection with the restructuring, we exchanged the 21,739,129 shares of common stock and the 21,739,129 warrants to purchase shares of common stock issued to the investors in the March Offering for 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase 27,750,000 shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments. The principal amount of the convertible notes consists of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors.

During the third quarter of 2005, holders of the convertible notes converted a total of $1,171,629 in principal and interest into shares of common stock at an average price per share of $0.0332. 2005 year to date conversions totaled $1,871,820 in principal and interest at an average price per share of $0.0367.

On or about December 9, 2004, Mr. Parent and fellow directors Jerrie W. Gasch and Purnendu K. Rana Medhi purportedly seized control of our company. They attempted to remove the remaining seven members of our board and announced their intention not to honor the restructured subscription agreement of November 30, 2004, which both Mr. Medhi and Mr. Gasch had approved. On December 21, 2004, Mr. Parent caused our pending registration statement to be withdrawn from SEC consideration, resulting in further delays to the registration process and additional liquidated damages. Mr. Parent remained in control of our corporate office until February 16, 2005 (See - “Legal Proceedings”). During his period of purported control of our company, Mr. Parent refused to honor our obligations under either the March 2004 subscription agreement or the restructured November 2004 subscription agreement.

The restructured subscription agreement permitted the convertible note holders to convert their notes into common stock at a discounted conversion rate if they delivered their notices of conversion within 20 trading days of the November 30, 2004 restructuring closing date. On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 33,817,594 shares on December 20, 2004. We were required to deliver certificates representing unrestricted stock which was issued in a registered transaction within three business days of our receipt of the notices of conversion. As discussed above, our former Chief Executive Officer did not deliver the stock certificates within the required period, resulting in material financial damages to our company.

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

Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we did not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between December 30, 2004 and April 27, 2005 was approximately $ 1,776,000. Pursuant to this settlement agreement, we issued approximately 59 million shares of restricted common stock in April 2005. Our registration statement became effective on October 3, 2005, which caused these liquidated damages to cease accruing.

During the first half of 2005, we incurred approximately $2.8 million of liquidated damages and other expenses related to our obligations under the March 2004 and November 2004 subscription agreements. The damages were compounded by the former Chief Executive Officer’s decision to withdraw the SEC registration statement and his failure to deliver common shares pursuant to the November 2004 restructuring agreement. We filed the SB-2 registration statement in April of 2005 and have delivered the shares. Our registration statement became effective on October 3, 2005. Until the registration statement was declared effective, we continued to incur liquidated damages under the November 30, 2004 Subscription Agreement (See “Recent Financing Events and Restructuring” above for additional information). Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we did not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between April 28, 2005 and July 26, 2005, was approximately $ 1.2 million. Pursuant to this settlement agreement, we issued approximately 40 million shares of restricted common stock in the third quarter of 2005.

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

We have identified conditions as of September 30, 2005 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

Our former Chief Financial Officer became our Chief Executive Officer in September 2004. Our Company has not hired another individual to act as Chief Financial Officer. We believe the absence of a full-time Chief Financial Officer or Chief Accounting Officer has resulted in a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but believe that the only effective long-term solution to our accounting needs is to hire a qualified CFO. Due to our budgetary constraints and the small size of our company we are uncertain as to when we will be able to accomplish this.

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

Mr. Treminio has since been dismissed from the suit in accordance with the terms of a prior settlement agreement between Mr Treminio and GoldSpring, Inc. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell and Mr. Doyle have filed answers and generally denied the allegations of the complaint. Ecovery, Inc. has not yet responded to the complaint.

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

On April 13, 2005, a notice of appeal was filed on behalf of defendants (the Parents, the Gaschs, and the Medhis) seeking to reverse the Court’s March 17 Order. On April 21, 2005, the Gaschs moved to dismiss their appeal. On June 10, 2005, the defendants (the Parents) filed their opening appellate brief. The plaintiffs filed their response brief on August 16, 2005. The defendants’ response brief was filed on October 3, 2005. The 9th Circuit Court of Appeals has placed the matter on its docket for the week of January 9-13, 2006.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Non-Registration Events Provisions in our November 2004 Subscription Agreement (“Non-Registration Provisions”), required us to file and cause to become effective a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to be incurred at a rate of percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not having an effective Registration Statement. The liquidated damages ceased accruing when our registration statement became effective on October 3, 2005.

Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we did not have the cash or stock which was issued in a registered transaction to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. The total liquidated damages accrued between April 28, 2005 and July 26, 2005, was approximately $ 1.2 million. Pursuant to this settlement agreement, we issued 40,261,601 shares of restricted common stock in the third quarter of 2005. The Company issued the shares of restricted common stock to the approximately 41 investors who had rights under the Non-Registration Provisions in reliance upon the exemption provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

During the third quarter of 2005, we issued three million (3,000,000) shares of our common stock to the ten members of Comstock Gold, LLC as part of the consideration for our acquisition of the leases on the Justice, Keystone and Woodville mineral claims from Comstock Gold, LLC. We issued the shares of restricted common stock to the ten members in reliance upon the exemption provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

Item 3.     Defaults Upon Senior Securities

In March 2005, we issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest due under the mandatory redemption payment provisions of our November 2004 subscription agreement. Payments on this note were scheduled to begin on April 1, 2005. We are in default on this note, causing the interest rate to increase to the default rate of 18%.

Under the terms of our November 2004 subscription agreement, we issued 8% convertible notes in the aggregate principal amount of $11.1 million to an investor group. Under the terms of the notes, our first principal and interest repayment was scheduled for April 1, 2005. We are in default on these notes. The default interest rate is 12%.

In connection with our acquisition of the Plum Mining Company, LLC, we issued a promissory note to the seller for $1 million (the balance of the purchase price). At September 30, 2005, the outstanding balance on the Note was $400,000. We are in default on this Note.

We are working with the above-referenced note holders to cure the defaults. The above referenced notes have a total value of approximately $15,660,000. The total arrearage related to these notes was approximately $3,794,000 as of September 30, 2005. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligations, there can be no assurance that such funding would be available.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

Subsequent Events

The 2005 Annual Meeting of Stockholders of GoldSpring, Inc. was held on October 26, 2005. At the meeting, the slate of directors nominated by management—consisting of Christopher L. Aguilar, Todd S. Brown, Stanley A. Hirschman, Bill Nance and Rex Outzen—was elected. Each director was elected to serve until the next annual meeting or until his successor is appointed, unless his office is earlier vacated in accordance with the By-laws of the Corporation.

The matters voted upon and passed at the meeting were: (1) the election of the above-listed directors; (2)  the approval of the Company’s 2005 Stock Option and Incentive Plan; (3) the approval of the proposal to authorize Serial Preferred Stock; (4) the approval of the authorization of additional common stock; and (5) the ratification of the Company’s selection of Jewett, Schwartz & Associates as the Company’s Independent Auditor.

The results of the voting on those matters are outlined in the following table:
(1) Election of directors:

	VOTES FOR	AGAINST	ABSTAIN
Christopher L. Aguilar	192,612,585	45,957,250	53,831,289

Todd S. Brown	192,584,865	45,957,250	53,859,009

Stanley A. Hirschman	184,615,285	45,957,250	61,828,589

Bill Nance	192,586,585	45,957,250	53,857,289

Rex L. Outzen	192,876,365	45,957,250	53,567,509

	VOTES FOR	AGAINST	ABSTAIN

(2) The approval of the Company’s 2005 Stock Option and Incentive Plan:	147,022,455	105,060,941	20,950

(3) The approval of the proposal to authorize Serial Preferred Stock	145,058,501	105,995,765	1,050,080

(4) The approval of the authorization of additional common stock	184,922,191	107,383,603	95,330

(5) The ratification of the Company’s selection of Jewett, Schwartz & Associates as the Company’s Independent Auditor	190,524,562	96,341,516	5,535,046

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

·	Consolidated Balance Sheet as of September 30, 2005 (Unaudited)

·	Consolidated Statements of Operations for the three month periods ended September 30, 2005 and 2004 (Unaudited)

·	Consolidated Statements of Operations for the nine month periods ended September 30, 2005 and 2004 (Unaudited)

·	Consolidated Statements of Cash Flows for the periods ended September 30, 2005 and 2004 (Unaudited)

·	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10.15	Loan Agreement dated as of July 15, 2005 by and among the Registrant and the subscriber parties thereto (1)

10.16	Security Agreement dated as of July 15, 2005 by and among the Registrant and the subscriber parties to the Loan Agreement dated July 15, 2005 (1)

10.17	Form of Promissory Note, dated as of July 15, 2005 issued by the Registrant to the subscribers to the Loan Agreement dated July 15, 2005 (1)

10.18(a)	Purchase Agreement for mineral property leases between Company and Comstock Gold, LLC dated August 31, 2005 - Keystone, Justice and Woodville claims

10.18(b)	Promissory Note dated August 31, 2005 issued by Company to Comstock Gold, LLC in connection with Purchase Agreement between the parties dated August 31, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to Company’s quarterly report on Form 10-QSB filed on August 15, 2005.

(b)  Reports filed on Form 8-K during the quarter ended September 30, 2005:

(1)
A Report on Form 8-K was filed with the Securities and Exchange Commission on July 21, 2005 under Item 1.01 relating to our completion of a financing transaction which provided us with $800,000 in funding.

(2)
A Report on Form 8-K was filed with the Securities and Exchange Commission on July 28, 2005 under Item 5.02 relating to the resignation of one of our directors, Leslie Cahan. Mr. Cahan expressed no disagreements with the Company in tendering his resignation.

(3)
A Report on Form 8-K was filed with the Securities and Exchange Commission on August 3, 2005 under Item 8.01 relating to our issuance of a press release announcing the relocation of our corporate headquarters and providing an update on our operations.

(4)
A Report on Form 8-K was filed with the Securities and Exchange Commission on September 6, 2005 under Item 8.01 relating to our acquisition of the leases on three patented mineral claims in Storey County, Nevada.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2005	GOLDSPRING, INC.
(Registrant)

By: /s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Chief Executive Officer

By: /s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Financial Officer