Form 10KSB
period 2005-12-31
GOLDSPRING INC
filed 2006-04-14
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-32429

GOLDSPRING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	7389	65-0955118
(State or other jurisdiction ofincorporation or organization)	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
	Classification Code Number)

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
Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for the most recent fiscal year: $ 2,632,112

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 31, 2006: $ 8,600,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 537,197,775 shares of Common Stock, $0.000666 Par Value, as of March 31, 2006.

TABLE OF CONTENTS

PART I

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

PART I

Item 1. Description of Business

Overview

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. During 2005, we acquired additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum mine; and maximize cash flow and the return for our shareholders.

2005 has been a year filled with challenges for our Company. In addition to trying to bring our Plum Mine operation into profitable production, we have continued to experience the costs and distractions of the litigation between the Company and its founder that has impacted our Company since December 2004. The litigation has been a drain on our scarce capital and human resources. (See Part I, Item 3, “Legal Proceedings” for a detailed discussion.) We are committed to finding a resolution to our pending legal matters that will allow our management to focus on building a successful, profitable operation. We are actively seeking financing to meet our working capital needs and fuel our growth. If we are unable to secure such financing, we may be unable to continue as a going concern.

In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Mr. Golden has over twenty years of experience in the mining industry, including ten years with Peter Kiewit’s mining division, where he was a district manager. Since 1990, Mr. Golden has owned his own consulting firm, where he has provided consulting services throughout the world for over fifty mining companies. We have also assembled a team of professional mining consultants, who are recognized experts in their respective disciplines, to assist in the process of reviewing the operation. The team includes Jeff Butwell, a metallurgist; John Esser, an electrical engineer; Dennis Anderson, a geologic, soils and environmental engineer; and Stephen Russell, a geologist with twenty-five years of comprehensive mining experience. Furthermore we have retained Mine Development and Associates of Reno, Nevada to update our mine plan and model. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. We believe that these improvements will result in increased gold production and reduced production costs. As we move into 2006, we continue to move forward with the operational improvement plan and the implementation of the various process modifications.

The following table sets forth certain information regarding our current projects.

Name	Location	Type
Plum Mine	Storey and Lyon County, Nevada	Gold and silver lode claims- open pit test mining
Como	Lyon County, Nevada	Gold and silver lode claims
Gold Canyon	Lyon County, Nevada	Placer gold claims
Spring Valley	Lyon County, Nevada	Placer gold claims
Big Mike	Pershing County, Nevada	Lode and Placer copper claims

Our Plum exploration project is located between Carson City and Virginia City, Nevada, about 30 miles southeast of Reno in an area known as American Flat. Our Gold Canyon and Spring Valley placer claims are located five miles south of our Plum property, in Lyon County, Nevada. Our Big Mike Copper property is located approximately two hours east of Reno near Winnemucca, Nevada.

Our Plum exploration activities include open pit gold and silver test mining. As defined by SEC Industry Guide 7, we have not yet established any proven or probable reserves at this project. Therefore, all of our activities are considered test mining and exploratory in nature. Test mining at Plum commenced in the third quarter of 2004. We have not as yet explored or developed our Como claims. We also have not completed any exploratory activities on our Gold Canyon, Spring Valley, or Big Mike properties. We have not established reserves on any of these properties. Therefore, there can be no assurance that we will be able to produce sufficient gold to recover our investment and operating costs.

Employees

We have 20 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our operation, including project evaluation, due diligence, and acquisition initiatives. We also use subcontractors in our test mining operations, which involve approximately 20 people, including a test mining and screening foreman.

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

During the SEC review process of the registration statement we filed in connection with the March Offering, we learned that our founder and former Chief Executive Officer may have misrepresented the value of certain mineral properties that his company sold to us in a June 2003 transaction. Our discussions with the SEC led to our decision to restate our annual and quarterly SEC filings to reflect our reevaluation of the value of those mineral properties. This reevaluation led to an investigation into the activities of our founder. On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against Stephen B. Parent and four other defendants, together with their spouses, and Ecovery, Inc. (See - Legal Proceedings). In essence, the complaint alleges that Stephen Parent misrepresented the value of certain placer mining claims that his company, Ecovery, sold to us in 2003 in exchange for approximately 99,000,000 shares of our stock and $100,000 in cash; that Ecovery no longer had good title to the mining claims when they were sold to us; that Mr. Parent and the other named defendants conspired to defraud us out of approximately 24,000,000 shares of our stock; and that Mr. Parent misappropriated more than $300,000 in company funds.

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

As a result, and effective November 30, 2004, we restructured the private placement transaction. In connection with the restructuring, we exchanged the 21,739,129 shares of common stock and the 21,739,129 warrants to purchase shares of common stock issued to the investors in the March Offering for 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase 27,750,000 shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments. The principal amount of the convertible notes consists of the original $10.0 million investment plus approximately $1.1 million of accrued contractual penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. The restructured subscription agreement also permitted the convertible note holders to convert their notes into common stock at a discounted conversion rate if they delivered their notices of conversion within 20 trading days of the November 30, 2004 restructuring closing date.

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

Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. As discussed above, our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Pursuant to the terms of the Subscription Agreement, the damages may be paid in cash or in unrestricted common stock. If paid in unrestricted common stock, we were required to pay 200% of the cash penalty. During 2005, we incurred approximately $4.5 million of liquidated damages related to our failure to have an effective registration statement. Because we did not have the cash or free-trading stock to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. During 2005, we paid liquidated damages totaling $3 million for the period from December 30, 2004 through July 26, 2005 through the issuance of approximately 99 million shares common stock. We filed the SB-2 registration statement in April 2005. The registration statement was declared effective on October 3, 2005. For the period from July 27, 2005 until October 3, 2005, we incurred liquidated damages of $880,000. Because we anticipate paying these damages through the issuance of stock, we have recognized an additional expense of $880,000, reflecting the 200% stock payment provision of the subscription agreement.

On July 15, 2005, we completed a financing transaction, which provided us with $800,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $1.2 million, reflecting an original issue discount of thirty-three and one-third (33.3%) percent. The term of the notes is two years, with an optional extension of one year at the option of the investor. The annual interest rate on the notes is 15% of the face value and is payable monthly. The funds were used for working capital and general corporate purposes.

On September 28, 2005, we completed another financing transaction under the same terms and conditions as the July 2005 financing. The September 2005 financing provided us with $200,000 in funding. The funds were used for working capital and general corporate purposes.

During the fourth quarter of 2005, we completed three financing transactions, which provided us with a total of $575,000 in funding. In consideration for the financing, we issued promissory notes with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the notes is twenty-two percent (22%). The funds were used for working capital and general corporate purposes.

The aggregate total of 2005 financing transactions was $1,575,000.

In February 2006, we completed an additional financing transaction, which provided us with $250,000 in funding. In consideration for the funding, we issued a promissory note with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (22%). The funds were used for working capital and general corporate purposes. In March 2006, we completed an additional financing transaction, which provided us with $150,000 in funding under the same terms and conditions as the February 2006 financing.

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

Robert Faber, Chief Executive Officer, President and acting-Chief Financial Officer is important to our success. If he becomes unable or unwilling to continue in his present position, our business and financial results could be materially negatively affected.

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

At December 31, 2005, we had outstanding 325,047,122 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At December 31, 2005, these notes and warrants were convertible into or exercisable for a total of approximately 762 million additional shares of our common stock, subject to further anti-dilution provisions.

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

Item 2. Description of Property

Plum (Billie the Kid/Lucerne)

Location, Access, and Title to the Property

We own the following mineral exploration projects: The Plum Mine gold and silver exploration and test mining project and the Como mineral Claims. The Plum project is located in Storey and Lyon Counties, Nevada. The Plum property is physically situated roughly three miles south of Virginia City, Nevada. Paved state highways from Reno, Carson City, and Virginia City provide access to the property. The Como mineral Claims are located in Lyon County, Nevada, approximately 15 miles east of Carson City, and have not been explored or developed by us.

Our property rights to the mineral properties consist of several mineral leases, unpatented mineral claims, and fee ownership of real property. We have a mineral exploration and mining lease agreement with Claire Obester and the Estate of Dorothy Obester dated January 1, 1997 covering mineral rights to five patented claims located in both Storey and Lyon Counties, including the Billie the Kid and Lucerne patented lode claims. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor equal to the greater of $500 per month or a royalty percentage on the amount received by us on the sale of the mineral products less the costs incurred for marketing, distribution, processing and sales, commonly referred to as a Net Smelter Return. The royalty percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is at least $400 per ounce but less than $500 per ounce, and 5% if gold is $500 or greater per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

We have a second mineral exploration and mining lease agreement with the Donovan Silver Hills, LLC dated September 1, 1999 covering seven patented claims and 13 unpatented claims located in Storey and Lyon Counties. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to the greater of $500 per month or a royalty percentage of the Net Smelter Returns. The royalty percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is at least $400 per ounce but less than $500 per ounce, and 5% if gold is $500 or greater per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

In addition to the mineral leases, we hold 20 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. As of December 31, 2005, the outstanding balance of the note was $450,000.

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

Description of Equipment and other Infrastructure Facilities

During 2005 GoldSpring used a mining contractor to dig material from the Billie the Kid pit. The contractor used 50 ton Caterpillar 773 haul trucks to haul the mineralized materials from the Billie the Kid/Lucerne open pit to the crushing and process facility located in the northeast corner of the property. The mineralized material is crushed, screened, and agglomerated in a self-contained portable crushing plant. The mineralized material is fed to a plate feeder by a front-end loader. The feeder provides a steady feed to a Pioneer jaw crusher where material is crushed to -3” minus. Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pug mill feed conveyor which is then transported to the leach pads. A dilute cyanide solution is then applied to the mineralized material on the leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the 300 gpm Merrill-Crowe recovery plant. The resulting zinc precipitate collected in the presses is dried and smelted on the property using an electric furnace to produce gold dore.

Our third-party contract mining company owns and provides the haul trucks, front end shovel, loaders, blade, dozer, hopper, crushers, screen, mobile crane, foot roller, water truck, conveyors, and generators. We own the Merrill-Crowe gold precipitation plant, the agglomerator, dozers, cement silo with a screw feeder, and conveyors. The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than two years old. The total book value of our equipment associated with the Billie the Kid and the Lucerne facilities is approximately $1,800,000.

Power Utilization at the Plum Property:

We completed the installation of the grid power line to the crushing/screening/agglomeration system, replacing a Caterpillar 3516 (1000 kilowatt) diesel generator. The change has reduced our crushing costs and directly attributed to expanding our permit for tons crushed.

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

As evidenced by the 213 reverse circulation drill holes drilled between 1990 and 1993, and aided by surface geological mapping, sampling, mine modeling and metallurgical testing, we believe the present Lucerne Pit contains estimated gold-bearing mineralized material of approximately 910,000 tons at 0.043 opt gold with a potential strip ratio of 0.6:1. The Billie the Kid pit contains 134,000 tons grading 0.047 opt gold with a potential stripping ratio of 1.5:1.

It should also be noted that the above-stated tonnage of mineralized material does not reflect waste dilution during test mining or metal value losses in processing. Nor do the above numbers reflect the drilling and exploration work performed in 2004 and 2005. We have established procedures to recalculate and update our mineral inventory annually, and we plan do so in 2006. Our year-end mineral inventory calculations will incorporate test mining depletions and addition to inventory based on results of mine optimization and exploration work performed during 2004 and 2005.

Future Exploration Potential

We are conducting an exploration program to test surface mineral targets as well as deep underground bonanza targets by using geological mapping, geochemical/geophysical investigations and drilling.

Gold Canyon and Spring Valley (Placer Claims)

We own a 100% interest in the 25 federal unpatented placer claims located in Lyon County, Nevada known as the Gold Canyon and Spring Valley claims. The 25 unpatented placer claims cover approximately 850 acres and are located about 30 miles southeast of Reno and four miles south of Virginia City, Nevada. We have not completed any exploration activity on the Gold Canyon or Spring Valley properties. The properties are undeveloped and do not contain any open-pit or underground mines. We have not established any proven or probable reserves on the mineral claims. All of our activities associated with these properties are exploratory in nature. We purchased an RMS-Ross processing plant in late 2003 for use on these properties. The processing plant is stored at our Plum Mining property in American Flat, Nevada. We have no plans to begin test mining operations on these properties in the near-term.

The “Big Mike” Copper Project

We own a 100% interest in the 17 unpatented lode claims and one placer claim covering a total of 310 acres in Pershing County, Nevada that comprise the Big Mike Copper property. The Big Mike Copper property is located approximately 32 miles south of Winnemucca in Pershing County, Nevada. Access to this site is available by way of Grass Valley Road, a county maintained paved and gravel road, for 30 miles and then two miles on a BLM gravel road. The property is situated at an elevation of 5,000 to 5,500 feet. We have not completed any exploration activity or undertaken any geologic, engineering or economic studies on the Big Mike Copper property. The property includes an open pit, mineralized material in a stockpile, and waste dumps. As the site was previously mined, there are also roads and graded areas on the property. Two cased water wells with rights to two cubic feet per second are also present on the property.

We are seeking a partner to develop this project. Because we have not established reserves on this property, any work that will be conducted on the property would be considered exploratory in nature.

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

In February 2006, we executed a Letter of Intent to sell these mineral rights for CDN$1,100,000. CDN$100,000 of the sales price is to be paid in cash and CDN$1 million is to be paid through a 3% Net Smelter Royalty on Production of Iron Pellets or Ingots. We closed this transaction in March 2006.

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

Mr. Treminio has since been dismissed from the suit in accordance with the terms of a prior settlement agreement between Mr. Treminio and GoldSpring, Inc.. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell, Mr. Doyle and Ecovery, Inc. have filed answers and generally denied the allegations of the complaint.

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

On April 13, 2005, a notice of appeal was filed on behalf of defendants (the Parents, the Gaschs, and the Medhis) seeking to reverse the Court’s March 17 Order. On April 21, 2005, the Gaschs moved to dismiss their appeal. On June 10, 2005, the defendants (the Parents) filed their opening appellate brief. The plaintiffs filed their response brief on August 16, 2005. The defendants’ response brief was filed on October 3, 2005. The 9th Circuit Court of Appeals held oral arguments on the appeal on January 12, 2006.

On January 23, 2006, the United States Court of Appeals for the Ninth Circuit issued a Memorandum disposition in the matter of Faber v. Parent, stating, “We reverse the district court’s decision to grant the preliminary injunction for failure to comply with the requirements of Rule 52(a). However, the injunction shall remain intact for a reasonable time not to exceed 90 days from the date on which this disposition is filed or until an earlier date on which the district court enters a succeeding preliminary injunction. During this time, the district court may issue a new preliminary injunction if, after undertaking the required analysis and making the necessary findings, it deems such an injunction appropriate.” The preliminary injunction, issued by the district court on February 15, 2005, had reinstated GoldSpring’s Board of Directors as it existed prior to Mr. Parent’s takeover of GoldSpring on December 10, 2004. The Memorandum disposition also stated that, “If, after further proceedings, the district court does not order a new preliminary injunction, we leave it to the district court to restore, as near as possible, the situation that would have existed if the preliminary injunction had never been granted.”

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the OTC Bulletin Board under the symbol “GSPG:OB”. The following table sets forth the high and low bid prices for our common stock since for the last three years.

Year	Quarter	High	Low

2003	First	1.05	0.06
2003	Second	0.16	0.01
2003	Third	0.49	0.05
2003	Fourth	0.84	0.27
2004	First	1.04	0.66
2004	Second	0.85	0.28
2004	Third	0.42	0.17
2004	Fourth	0.22	0.10
2005	First	0.23	0.06
2005	Second	0.10	0.03
2005	Third	0.11	0.05
2005	Fourth	0.06	0.02

As of December 31, 2005, we had over 2,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2005, we had 325,047,122 shares of common stock outstanding. The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2005, as well as our future results.

Overview

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. During 2005, we acquired additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum mine; and maximize cash flow and the return for our shareholders.

2005 has been a year filled with challenges for our Company. In addition to trying to bring our Plum Mine operation into profitable production, we have continued to experience the costs and distractions of the litigation between the Company and its founder that has impacted our Company since late 2004. The litigation has been a drain on our scarce capital and human resources. (See Part I, Item 3, “Legal Proceedings” for a detailed discussion.) We are committed to finding a resolution to our pending legal matters that will allow our management to focus on building a successful, profitable operation. We are actively seeking financing to meet our working capital needs and fuel our growth. If we are unable to secure such financing, we may be unable to continue as a going concern.

In 2005, we continued to look for growth opportunities to expand our footprint at the Plum Mine as well as to add additional properties to our portfolio. During September and October of 2005, we acquired twenty-two mining claims from Comstock Gold, LLC. These claims included the Justice, Woodville and Keystone patented claims, which are adjacent to our operations at the Plum Mine. We also acquired an additional twelve claims in the Comstock Lode, known as the Vindicator claims, in November of 2005. We intend to continue to pursue growth opportunities in 2006.

On October 3, 2005, the SEC declared our SB-2 Registration Statement effective, ceasing the liquidated damages we had incurred since the March 2004 financing. Pursuant to the March 2004 subscription agreement, our Company was obligated to pay damages of two percent per month on the outstanding principal balance. These damages totaled $290,000 per month.

In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Mr. Golden has over twenty years of experience in the mining industry, including ten years with Peter Kiewit’s mining division, where he was a district manager. Since 1990, Mr. Golden has owned his own consulting firm, where he has provided consulting services throughout the world for over fifty mining companies. We have also assembled a team of professional mining consultants, who are recognized experts in their respective disciplines, to assist in the process of reviewing the operation. The team includes Jeff Butwell, a metallurgist; John Esser, an electrical engineer; Dennis Anderson, a geologic, soils and environmental engineer; and Stephen Russell, a geologist with twenty-five years of comprehensive mining experience. Furthermore we have retained Mine Development and Associates of Reno, Nevada to update our mine plan and model. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. We believe that these improvements will result in increased gold production and reduced production costs. As we move into 2006, we continue to move forward with the operational improvement plan and the implementation of the various process modifications.

Results of Operations and Operational Plan

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities in 2005 was to improve efficiencies and increase test mining production at our Plum Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Mr. Golden has over twenty years of experience in the mining industry, including ten years with Peter Kiewit’s mining division, where he was a district manager. Since 1990, Mr. Golden has owned his own consulting firm, where he has provided consulting services throughout the world for over fifty mining companies. We have also assembled a team of professional mining consultants, who are recognized experts in their respective disciplines, to assist in the process of reviewing the operation. The team includes Jeff Butwell, a metallurgist; John Esser, an electrical engineer; Dennis Anderson, a geologic, soils and environmental engineer; and Stephen Russell, a geologist with twenty-five years of comprehensive mining experience. Furthermore Mine Development and Associates of Reno, Nevada is expected to complete a detailed mine plan and a reserve report for the Plum Mine by the end of May 2006. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. The mine plan and reserve report are the culmination of a twelve-month undertaking by our Company and Mine Development & Associates. We believe that these improvements, including the updated mine plan, will improve our overall performance at the Plum Mine.

Inclement weather in northern Nevada in late 2005 and early 2006 presented a challenge to our Plum Mine operation. The mine received twelve inches of rain between mid-December and mid-January, filling our leach ponds nearly to capacity. This situation impacted our ability to mine and to process at our normal capacity, thus decreasing production. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In mid-January, we ceased mining operations to allow time for our crew to stabilize the leach ponds and the processing plant. We anticipate our mining operations to resume May 1, 2006. During this interruption from mining, we took steps to implement additional process modifications identified through our operational improvement plan.

We also plan to continue our exploration program in 2006. In March 2006, we retained Larry Martin, a registered geologist, to oversee our exploration program at the Plum Mine and in the Comstock Lode district. Mr. Martin has over twenty-five years of diverse geological and exploration experience in the mining industry. He has worked for several major mining enterprises, including Peter Kiewit, where he served as manager of geological services. We have allocated a budget of $500,000 to explore and develop our claims at the Plum Mine. We expect to begin exploration in late spring or early summer of 2006. We intend to target our exploration toward replenishing and expanding our mineralized material inventory at our existing mine and toward developing new mineral properties. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

We held our Annual Shareholders’ Meeting on October 26, 2005 in Carson City, Nevada. At that meeting, our shareholders elected the following slate of five independent directors: Christopher L. Aguilar, Todd S. Brown, Stanley A. Hirschman, Bill Nance and Rex L. Outzen. The new Board of Directors elected Mr. Aguilar to serve as Chairman of the Board. The Board also re-elected Robert Faber to serve as our Company’s President and Chief Executive Officer and elected Lisa Boksenbaum to serve as our Company’s Secretary and Treasurer. Lisa Boksenbaum resigned from her position with our company in February 2006.

In December 2005, we initiated a review of the invoices of our mining contractor. Specifically, we sought to reconcile the volume of material for which we were billed with the volume of material that was actually mined. We used an outside surveyor to conduct a comprehensive analysis of bank cubic yards mined. The results of the survey indicated that we had been over-billed by over $400,000. We met with the mining contractor in early 2006 to discuss this issue and presented our proposed billing adjustment. The mining contractor has contracted an engineering firm to perform an independent analysis of the data generated from our surveys to determine the accuracy of our calculations. We anticipate a resolution of this issue by June of 2006.

Placer Claims, Water Rights, and Mineral Permits

We originally became a mineral company through an acquisition of unpatented placer mineral claims and the Big Mike copper claims in June 2003 from Ecovery, Inc. The transaction had an effectuation date of March 11, 2003. Specifically, that acquisition provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper property. This acquisition did not include any real property rights. In November 2003, we acquired the Plum mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims. In a separate transaction, we obtained mineral permits in Alberta, Canada in May 2004

The Big Mike Copper property is located in Pershing County, Nevada. It covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. We have not completed any exploration activity on the project. The property includes an open pit, mineralized material in a stockpile and waste dumps. We are actively exploring opportunities to bring this project into production. The options being considered include finding a joint venture partner or selling the property and retaining a production royalty.

In May 2004, the Alberta government granted us mineral permits for all non-energy minerals on nearly 800 square miles of Alberta, Canada mineral property. Iron bearing material was discovered in the area covered by our mineral permits in 1953 from oil and gas drilling. From 1995 through 1997, a series of tests were performed that showed the mineralized material present was amenable to treatment to produce iron pellets and pig iron. We have reviewed the existing data and conducted a preliminary pre-feasibility study on the property. We have not established any reserves on this property. In February 2006, we executed a Letter of Intent to sell these mineral rights for CDN$1,135,000. CDN$135,000 of the sales price is to be paid in cash and CDN$1 million is to be paid through a 3% Net Smelter Royalty on Production of Iron Pellets or Ingots.

Comparative Financial Information

	Twelve Months ended December 31, 2005	Twelve Months ended December 31, 2004	Difference
Revenue	$2,632,112	$955,380	$1,676,732

Reclamation, Exploration and Test Mining Expenses	4,419,353	6,800,011	(2,380,658)

Consulting & professional	773,390	659,931	113,459

Liquidated Damages	4,619,144	1,627,308	2,991,836

Interest Expense	2,309,479	65,997	2,243,482

Net Loss	$(11,353,026)	$(9,569,535)	$(1,783,491)

We sold 6,073 ounces of gold at an average price of $ 433 per ounce during the twelve-month period ended December 31, 2005 compared to gold sales of  2,836 ounces at an average price of $ 351 per ounce during the same period of 2004. We spent the first six months of 2004 completing the required infrastructure to complete our “test mine” and did not sell any gold until the third quarter of 2004.

Reclamation, Exploration and Test Mining Expenses were $ 2,380,658 less for the year ended December 31, 2005 than for the year ended December 31, 2004. This 2005 expense decrease reflects the transition to full-time “test mining” in 2005. During the first nine months of 2004, our focus was on building the infrastructure for our mining operation, and the cost of building the infrastructure was included in our test mining expenses for 2004. The third quarter of 2004 was the first quarter in which we conducted full-scale test mining. Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

	Quarter ended December 31, 2005	Quarter ended December 31, 2004	Difference
Revenue	$476,574	$505,128	$(28,509)

Reclamation, Exploration and Test Mining Expense	549,037	6,109,155	(5,560,118)

Liquidated Damages	-0-	1,627,308	(1,627,308)

Interest Expense	703,892	98,743	605,149

Net Loss	$(1,700,313)	$(8,217,932)	$(6,517,619)

During the fourth quarter of 2005 we sold 875 ounces of gold at an average price of $ 545 per ounce compared to gold sales of 1,183 ounces at an average price of $ 426 per ounce during the same period of 2004. Our “test mine” became operational in late third quarter 2004, which was our first quarter of selling gold. The fourth quarter of 2004 was our first full quarter of test mining.

Reclamation, Exploration and Test Mining Expenses in the fourth quarter of 2005 were $  5,560,118 less than the fourth quarter of 2004. This variance reflects the exploration drilling performed during the fourth quarter of 2005 offset by the shift from infrastructure construction to “test mining.” As detailed above, our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

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

At December 31, 2005, our Company had approximately $16,197,000 of outstanding debt bearing an average interest rate of 15% of which $13,462,000 originated from our November 2004 restructuring of the March 2004 private placement. (See “Recent Financing Events and Restructuring,” above) Prior to November 2004, our Company had no outstanding interest-bearing debt.

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

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2005, we raised an aggregate of $1,575,000 through five financing transactions. In February 2006, we completed an additional financing transaction, which provided us with $250,000 in funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2005, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

Furthermore, the litigation in which our Company has been involved since late 2004 has strained the Company’s financial resources. (See Part I, Item 3, “Legal Proceedings,” for a detailed discussion.) If we are unable to resolve the litigation in the near future, the ongoing legal costs may impact our ability to continue as a going concern.

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

On July 15, 2005, we completed a financing transaction, which provided us with $800,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $1.2 million, reflecting an original issue discount of thirty-three and one-third (33.3%) percent. The term of the notes is two years, with an optional extension of one year at the option of the investor. The annual interest rate on the notes is 15% of the face value and is payable monthly. On September 28, 2005, we completed another financing transaction under the same terms and conditions as the July 2005 financing. The September 2005 financing provided us with $200,000 in funding. We have not made the monthly interest payments on these notes, and thus we are in default. The default interest rate on these notes is 22%.

We are working with the above-referenced note holders to cure the defaults. The above referenced notes have a total value of approximately $14,680,000 at December 31, 2005. The total principal and interest arrearage related to these notes was approximately $6,441,000 as of December 31, 2005. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligations, there can be no assurance that such funding would be available.

During the fourth quarter of 2005, we completed three financing transactions, which provided us with a total of $575,000 in funding. In consideration for the financing, we issued promissory notes with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the notes is twenty-two percent (22%). These notes had a maturity date of May 15, 2006, at which time all outstanding principal and interest became due.

The aggregate proceeds from 2005 financing transactions totaled $1,575,000.

In the first quarter of 2006, we completed additional financing transactions, which provided us with $400,000 in funding. In consideration for the funding, we issued promissory notes with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (22%). The funds were used for working capital and general corporate purposes.

We expect to expand our existing leach pads, which currently number three, to a total of five leach pads during 2006. The cost of this expansion will be approximately $600,000. We intend to finance our leach pad expansion project and any other capital expenditures in 2006 through the issuance of debt or equity instruments to existing shareholders and other parties. There can be no assurance that such financing will be available.

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

We have identified conditions as of December 31, 2005 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

Item 8B. Other Information

Not applicable.

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

Christopher L. Aguilar	43	Chairman of the Board of Directors
Todd S. Brown	49	Director, Audit Committee Chair
Stanley A. Hirschman	59	Director, Compensation Committee Chair
William J. Nance	62	Director
Rex L. Outzen	52	Director
Robert T. Faber	46	President, Chief Executive Officer, and acting- Chief Financial Officer

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

Todd S. Brown has been a director of our Company since October 2004. Mr. Brown has been a senior financial executive with Brown Capital Advisors, Inc., an advisory services Company providing a wide range of services, including strategic planning, transactional assistance, due diligence, and financial management since 1999. Prior to joining Brown Capital Advisors, Mr. Brown was Senior Vice President, Chief Financial Officer, and a director of the Phoenix Restaurant Group, Inc. from 1994 to 1999. Mr. Brown previously was employed by an international accounting firm for 14 years, most recently as a senior manager.

Stanley A. Hirschman has been a director of our Company since October 2004. Mr. Hirschman has served since 1996 as President of CPointe Associates, Inc., an executive management consulting firm that specializes in solutions for companies with emerging technology-based products. He is Chairman of the Board of Bravo Foods International, a director of 5G Wireless Communications and iWorld Projects & Systems, an advisor to Redwood Grove Capital Management, LLP, and former chairman of Mustang Software, Inc. Prior to establishing CPointe Associates in 1996, he was Vice President Operations of Software Etc., Inc., a 396 retail store software chain. He also held senior management positions with T.J. Maxx, Gap Stores, and Banana Republic.

William J. Nance has been a director of our Company since October 2005. Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance is also a Director of Intergroup Corporation, Santa Fe and Portsmouth.

Rex L. Outzen has been a director of our Company since October 2005. Mr. Outzen is a metallurgical engineer with over 25 years of experience in the mining industry. Since 1999, he has been an independent consultant providing metallurgical engineering advice and services to the mining industry. Prior to 1999, Mr. Outzen held senior management positions, both domestically and internationally with Dayton Mining Corp., MinVen Gold Corp., Tenneco Minerals Company, ASARCO INC. and Metallica Resources. Mr. Outxen holds a B. Sc. In Metallurgical Engineering from the University of Utah.

Executive Officers

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

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Todd S. Brown, Stanley A. Hirschman, William J. Nance and Rex L. Outzen are independent directors, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment. Mr. Aguilar is an officer of our principal investment banking firm.

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

The Audit Committee currently consists of Messrs. Brown, Nance, and Outzen, each of whom is an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Brown (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Brown serves as the Chairman of the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee currently consists of Messrs. Hirschman, Aguilar and Outzen, with Mr. Hirschman serving as Chairman.

The Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Aguilar, Hirschman and Nance, with Mr. Aguilar serving as Chairman.

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

The Board of Directors held a total of eight meetings during the fiscal year ended December 31, 2005. The Audit Committee met separately at three meetings during the fiscal year ended December 31, 2005. The Compensation Committee held a total of two meeting during the fiscal year ended December 31, 2005. The Nominations and Corporate Governance Committee held a total of two meetings during the fiscal year ended December 31, 2005. Each of our directors attended at least 75% of the aggregate of (1) the total number of meetings of our Board of Directors held during fiscal 2005, and (2) the total number of meetings held by all committees of our Board of Directors on which such person served during fiscal 2005.

Compensation of Directors

Prior to the election of a new slate of directors on October 26, 2005, we had an arrangement to pay our independent directors $3,000 a month, and the Chairman of the Audit Committee $4,000 a month. We are in arrears on these payments. The arrearage totals $52,500. We have not entered into a compensation agreement with the current slate of directors. We reimburse the members of our Board of Directors for actual expenses incurred in attending board meetings.

With the exception of the employment agreement for Robert T. Faber described below, our officers and directors do not have employment agreements or consulting agreements relating to termination of employment or change-in-control agreements.

Item 10. Executive Compensation

The following table sets forth, for the periods indicated, the total compensation for services provided to us in all capacities by our Chief Executive Officer. No other executive officer received aggregate compensation exceeding $100,000 during 2005.

SUMMARY COMPENSATION TABLE

Long-Term
Compensation
Awards
				Securities	All Other
	Annual Compensation(1)			Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)(2)	($)

Robert T. Faber(2) (3) President and Chief Executive Officer; Chief Financial Officer	2005 2004 2003	$120,000 $115,000 $33,000	$0 $10,000 $0	0 0 0	$0 0 0
__________________

(1)	Executive officers received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of that officer’s salary and bonus during fiscal 2004.

(2)	Mr. Faber has served as President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003.

(3)	$25,000 of Mr. Faber’s 2005 salary has not yet been paid. We intend to pay this amount in 2006.

Stock Options

We did not grant stock options to directors, officers, or employees in 2005. There were no shares of common stock underlying unexercised stock options at December 31, 2005.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006 by (1) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all directors and officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)

Directors and Executive Officers:
Robert T. Faber (1) (2)	2,054,683	0.4%
Christopher L. Aguilar	157,775	0.01%
Todd S. Brown	―	0.0%
Stanley A. Hirschman	―	0.0%
Bill Nance	―	0.0%
Rex Outzen	―	0.0%

All directors and executive officers as a group (six persons)	2,212,458	0.4%

5% Shareholders:
John W. Winfield(4)	464,876,252	46.6%
Stephen B. Parent (1)	45,962,750	8.6%
Longview Equity Fund and Longview International Equity Fund (5)	75,108,939	12.4%
Jubilee Investment Trust (6)	39,500,000	7.4%
Capital Ventures International (7)	49,118,642	8.5%
Longview Fund, L.P. (8)	54,513,526	9.3%

_______________

(1)
Includes, when applicable, shares owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of May 1, 2006 by the exercise of vested stock options.

(2)	Mr. Faber has purchased additional shares through a Section 10(b)(5) share purchase program. This program is still in place, and Mr. Faber continues to purchase shares on a monthly basis

(3)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of March 31, 2006. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of March 31, 2006 upon the conversion of convertible notes or the exercise of warrants or stock options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(4)
.Includes shares beneficially owned by John W. Winfield, Santa Fe Financial Corp., Portsmouth Square, Inc. and InterGroup Corporation. Mr. Winfield’s address is 820 Moraga Drive, Los Angeles, California 90049.

(5)	The address for Longview is c/o Redwood Grove Capital Management, 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

(6)	The address for Jubliee Investment Trust and Pearl Corporate Finance Limited is One Great Cumberland Place, London W1H 7AL.

(7)	The address for Capital Ventures International is c/o Heights Capital Management, 101 California St., Suite 3250, San Francisco, CA 94111.

(8)	The address for Longview Fund, L.P. is c/o Viking Asset Management, LLC, 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

Item 12.  Certain Relationships and Related Transactions

Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2)	Exhibits filed as part of this Report:

Exhibit Number	Exhibit
23.1	Consent of Jewett, Schwartz & Associates
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K during the quarter ended December 31, 2005:

None.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2004 and December 31, 2005, are as follows:

	2004	2005
Audit fees	$28,500	$32,000
Audit-related fees	0	$14,000
Tax fees	0	0
All other fees	0	0

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

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit Committee Chair and Audit Committee Financial Expert is Todd Brown.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoldSpring, Inc.

By:	/s/ Robert T. Faber
Robert T. Faber
President and Chief Executive Officer

Signature	Capacity	Date

/s/ Christopher L. Aguilar	Chairman of the Board	__________, 2006
Christopher L. Aguilar

/s/ Robert T. Faber	President, Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting and Financial Officer)	__________, 2006
Robert T. Faber

/s/ Todd S. Brow	Director	__________, 2006
Todd S. Brown

/s/ Stanley A. Hirschman	Director	__________, 2006
Stanley A. Hirschman

/s/ William J. Nance	Director	__________, 2006
William J. Nance

/s/ Rex L. Outzen	Director	__________, 2006
Rex L. Outzen

GOLDSPRING, INC.

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
Goldspring, Inc.

We have audited the accompanying consolidated balance sheet of Goldspring, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspring, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2005. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The financial statements as of and for the year ended December 31, 2004 have been restated to account for certain costs incurred in the development of the mining facility previously capitalized to exploration or test mining costs and shareholders’ equity have been restated to reinstate the convertible notes payable all further described in Note 1 to the financial statements.

/s/ Jewett, Schwartz & Associates
Jewett, Schwartz, & Associates

Hollywood, Florida
March 23, 2006

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	26,865
Prepaid expenses and other current assets	27,500
Inventories	52,000
Deferred financing fees, net	476,150
Total Current Assets	582,515

PLANT, EQUIPMENT, AND MINERAL PROPERTIES

Mineral properties	1,669,837
Plant and Equipment	1,007,416
Total Property and Equipment	2,677,253

OTHER ASSETS

Reclamation deposit	377,169
Equipment purchase deposit	―
Other	70,000
Total Other Assets	447,169
Total Assets	$3,706,937

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2005

CURRENT LIABILITIES
Accounts payable	1,270,074
Accrued expenses	360,886
Accrued liquidated damages	1,913,418
Accrued interest payable	1,321,919
Short-term lease obligations	28,870
Convertible debentures	13,461,941
Promissory Notes	2,075,000
Other notes payable & current portion of long-term debt	423,108

Total Current Liabilities	20,855,216

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	130,243
Long-term lease obligation, net of current portion	77,846
Long-term reclamation liability	553,190
Total long-term debt and other Long-term Liabilities	761,279

Total Liabilities	21,616,495

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value, 500,000,000 shares authorized, 325,047,122 and 171,120,482 shares issued and outstanding	216,481
Treasury Stock	(67)
Additional paid-in capital	5,398,330
Accumulated deficit - Prior years	(12,171,276)
Accumulated deficit - Current year	(11,353,026)
Total Stockholders’ Deficiency	(17,909,558)

Total Liabilities and Stockholders’ Deficiency	$3,706,937

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
		(As Restated)
	2005	2004

Revenue from gold sales, net	$2,632,112	$955,380

Cost and Expenses
Costs applicable to sales (exclusive of depreciation and amortization shown separately below)	―	―
Depreciation and amortization	302,753	219,834
Reclamation, Exploration and Test Mining Expenses	4,810,643	6,800,011
General and Administrative	1,183,255	1,430,596
Consultants and Professional Fees	773,390	659,931
	7,070,041	9,110,372

Other Income (Expense):
Liquidated damages expense (See Note 11)	(4,619,144)	(1,627,308)
Gain on derivative investments, net	---	238,620
Interest income	13,526	40,142
Interest expense	(2,309,479)	(65,997)
	(6,915,097)	(1,414,543)

Net Loss:	(11,353,026)	(9,569,535)

Net loss per common share - basic	(0.045)	$(0.051)

Basic weighted average common shares outstanding	252,930,064	186,800,478

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2005 and 2004

(Common Stock Par value, $.000666 per share; 800,000,000 shares authorized)

	Shares Issued	Shares Issued -Forward Stock Split	Total Shares Issued After Forward Stock Split	Par value $.000666 per share	Additional Paid-in Capital	Treasury Stock (at cost)	Accumulated Deficit	Total
Balance - December 31, 2003, Restated	161,198,576	15,627,654	172,627,149	114,970	4,327,420	-	(2,601,741)	1,840,649
Issuance of common stock for cash, net of issuance costs			22,182,462	14,773	9,414,008			9,428,781
Common stock issued for consulting services			50,000	33	41,967			42,000
Repurchase and retirement of common stock			(2,000,000)	(1,332)	(148,668)			(150,000)
Stock buyback and return to treasury					(74,933)	(67)		(75,000)
November Restructuring			(21,739,129)	(14,478)	(9,985,522)			(10,000,000)
Net loss							(9,569,535)	(9,569,535)
Balance - December 31, 2004, Restated	155,492,828	15,627,654	171,120,482	113,966	3,574,272	(67)	(12,171,276)	(8,483,105)
Mandatory redemption			-0-	-0-	(3,457,182)			(3,457,182)
March 2005 liquidated damages			59,203,484	39,430	1,736,674			1,776,104
August 2005 liquidated damages			35,103,534	23,379	1,029,727			1,053,106
Common Stock issued for mining property			3,444,444	2,294	167,706			170,000
Common stock issued for debenture principal			28,201,478	18,782	1,100,212			1,118,994
Common stock issued for debenture interest			23,729,909	15,804	771,871			787,675
December 2004 conversion shares issued in 2005			4,243,791	2,826	475,050			477,876
Net loss							(11,353,026)	(11,353,026)
Balance, December 31, 2005			325,047,122	216,481	$5,398,330	(67)	$(23,524,302)	$(17,909,558)

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,353,026)	$(9,569,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445,193	219,834
Liquidated damages from March 2004 financing and November 2004 restructuring	4,619,144	1,627,308
Consulting services provided in exchange for common stock	―	42,000

(Increase) decrease in operating assets:
Inventories	236,688	(288,688)
Prepaid and other current assets	7,705	290,360
Other current assets	100,000	―

Increase (decrease) in operating liabilities:
Accounts payable	677,275	480,847
Accrued expenses	2,803,339	216,902
Reclamation liability	―	553,190
Other	(541,472)	(13,934)
Total Adjustments to Reconcile Net Loss Used in Operating Activities	8,347,872	3,127,819
Net cash used in operating activities	(3,005,154)	(6,441,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reclamation bond deposit	―	(232,169)
Equipment / acquisition deposit	(50,000)	(10,000)
Acquisition of plant and equipment	(150,390)	(532,232)
Net used in investing activities	(200,390)	(774,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	―	9,428,781
Principal payments on Note Payable	(294,393)	(400,000)
Purchase and cancellation of Company’s Common Stock	―	(150,000)
Purchase of Company’s Common Stock and returned to treasury	―	(75,000)
Proceeds from the issuance of note payable to related party	1,575,000	―
Net cash provided by financing activities	1,280,607	8,803,781

Net increase in cash and cash equivalents	(1,924,937)	1,587,664
Cash and cash equivalents, beginning of year	1,951,802	364,138
Cash and cash equivalents, end of year	$26,865	$1,951,802
Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes for liquidated damages for failure to deliver shares	$403,175	$-
Issuance of notes for mandatory redemption payment plus accrued interest	$6,885,184	$-
Issuance of company stock for acquisition of mining claims	$170,000	$-
Issuance of company stock for interest	$787,675	$-
Issuance of company stock for liquidated damages	$2,829,210	$-
Issuance of note for acquisition of mining claims	$160,000	$-
Conversion of debt into company’s common shares	$1,118,994	$-
Purchase of assets under capital leases	$-	$168,202
Purchase of assets by long-term debt	$-	$63,269
Convertible notes issued in connection with the Nov. 2004 restructuring	$-	$11,100,649

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

Our plans for the continuation of our company as a going concern include developing our Plum Mine into a profitable operation and potentially supplementing financing of our operations through sales of our unregistered common stock and borrowings from affiliates and other shareholders. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if we are unable to continue as a going concern.

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

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

Note 1 — Summary of Significant Accounting Policies - Continued

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at December 31, 2005 and 2004.

Credit Risk

It is our practice to place our cash equivalents in high-quality money market securities with a major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, we consider our credit risk associated with cash and cash equivalents to be minimal.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Practice Bulletin (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets described in Notes 2 and 3.

Inventories

We state inventories at the lower of average cost or net realizable value. At December 31, 2005 and 2004, our inventories consisted of $52,000 and $239,943, respectively, of doré and bullion in our accounts at refineries. At December 31, 2004 we had $48,744 of supplies and reagents compared to $0 at December 31, 2005. We were unable to estimate our in-process inventories at December 31, 2004, as our gold production processes are still in their inception stage, and we do not yet have sufficient data available to accurately calculate in-process inventory. We value inventories at the lower of full cost of production or net realizable value based on current metals prices. We determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products.

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

Deferred Financing Charges

During 2005 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $614,590. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the year ended December 31, 2005 we recognized $142,400 of interest expense related to the amortization of deferred financing fees.

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

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

Note 1 — Summary of Significant Accounting Policies — Continued

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the years ended December 31, 2005 and 2004, we had net losses for which the affect of common stock equivalents would be anti-dilutive, accordingly only basic loss per share is presented.

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

Note 1 — Summary of Significant Accounting Policies — Continued

currently account for share-based payments to employees using APB 25's intrinsic value method. We expect to adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective November 1, 2005 for the Company. The Company does not believe that the adoption of SFAS 151 will have a significant impact on its consolidated financial statements.
  In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (or fiscal 2007 for the Company). The Company does not believe that the adoption of SFAS 154 will have a significant impact on its consolidated financial statements.

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

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

Note 2 — Mineral Properties

At December 31, 2005 and December 31, 2004, our mineral properties consisted of the following:

MINERAL PROPERTIES:	Dec. 31, 2005	Dec. 31, 2004

Placer Gold Properties	$100,000	100,000
Big Mike Copper Property	119,138	119,138
Plum Gold Properties	1,360,699	1,025,699
Water rights	90,000	90,000
Balance	$1,669,837	1,334,837

Note 2 — Mineral Properties - Continued

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

Plum Gold Properties

We acquired the Plum Mining Company, LLC (“Plum LLC”) in November of 2003 for a total of $1,400,000, consisting of a cash payment of $200,000, 549,177 restricted common shares valued at $200,000, and a non-interest bearing promissory note payable (See Note 5) for $1,000,000. The Plum LLC’s primary assets were the Plum Gold Properties. In 2005, we acquired the Keystone, Justice, Vindicator and Woodville mining claims and 19 other mineral leases that are near or contiguous to our existing Plum Gold property for $335,000.

We are required to pay royalties to the two lessors of our Billie the Kid/Lucerne project, totaling the greater of $1,000 per month or a percentage of the Net Smelter Returns. The percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is in the $400’s per ounce, and 5% if gold is $500 or greater per ounce.

Note 3 — Plant, Property and Equipment

At December 31, 2005 and December 31, 2004, plant, property and equipment consisted of the following (See Note 1):

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

	Dec. 31, 2005	Dec. 31, 2004
Plant, Property and Equipment at Plum Mine location	$1,504,309	$1,364,789
Equipment, Corporate	18,195	14,825
Less Accumulated Depreciation	(515,087)	(219,834)
Balance at 12/31/05	$1,007,417	$1,159,780

Included in plant, property and equipment at our Plum Mine location at December 31, 2005, is equipment under capital lease of $167,636. Future minimum lease payments for the related obligation under capital lease are $34,772 for 2006, $32,772 for 2007, and $43,210 for 2008. We recorded depreciation expense on equipment under capital lease totaling $33,527 during the year ended December 31, 2004.

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

We have accrued a long-term liability of $553,000 as of December 31, 2005, with regard to our obligations to reclaim our Plum Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.

Note 5 — Notes Payable — Mineral Property Purchases

We have a non-interest bearing note payable to the Brockbank Trust related to our purchase of the Plum Mining property. The note is payable in ten quarterly payments through June 2006.

During 2005 we purchased certain mining claims that were near or contiguous to our Plum Gold Property (See Note 2). In connection with the purchase we issued a note payable of $160,000. The note is payable in quarterly installments of $16,000 and is payable in its entirety on or before March 31, 2007.

At December 31, 2005 and December 31, 2004, our balance owing on mineral property notes payable was as follows:

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

	Dec. 31, 2005	Dec. 31, 2004
Balance	$510,000	$600,000
Less current portion	414,000	(400,000)
Non-current portion	$$96,000	$200,000

Note 6 —Convertible Debentures and Notes Payable

Convertible Debentures-Investors

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

Note 6 —Convertible Debentures and Notes Payable - Continued

As a result, and effective November 30, 2004, we restructured the private placement transaction and entered into a new subscription agreement. In connection with the restructuring, we exchanged 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase approximately 27.8 million shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments, for 21,739,129 shares of common stock and 21,739,129 warrants to purchase shares of common stock issued in the March Offering. The principal amount of the convertible notes consist of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. (See Notes 9 and 12).

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

On April 1, 2005, we failed to make our first payment on the notes and were in default of the terms of the convertible notes. On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. The applicable conversion rate was approximately $0.11 per share, and we were obligated to issue 33,817,594 shares of our common stock. Under the terms of the subscription agreement, we had three business days following receipt of the notice of conversion of notes to deliver to the note holders’ free-trading common stock certificates (the “Delivery Date”). Although the shares were due to be delivered in December 2004, they were not delivered until 2005. As a result of our failure to deliver shares, we were subject to liquidated damages that were settled by the issuance of notes payable to the investors.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

Convertible Debentures-Mandatory Redemption Payment

The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the note principal amount being converted per business day after the Delivery Date. We did not deliver the share certificates within the period required in the subscription agreement and as a result, in March of 2005, John V. Winfield, a major shareholder and note holder elected to demand payment of approximately $6.9 million pursuant to the mandatory redemption payment provisions of the subscription agreement and forfeit his right to receive the shares in favor of the payment.

On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the Mr. Winfield and agreed to convert the mandatory redemption payment into six Convertible Debentures (“the Debentures”). Accordingly, we accrued a liability for approximately $6.9 million and reduced our paid-in-capital account for approximately $3.5 million (See Note 12). The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.

The Debentures accrue interest at 12% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007. The debentures are subject to the following terms:

Note 6 —Convertible Debentures and Notes Payable - Continued

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

Security Agreement

Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to the Brockbank Trust (See Note 5) in substantially all of our assets.

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than June 30, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock. As of December 31, 2005 we had failed to make any monthly payments on the debentures and are in default.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

On December 20, 2004, we received notice from holders of approximately $500,000 of convertible notes payable of their intention to convert into shares of our common stock. As a result, we recorded the issuance of 4,243,791 shares on December 20, 2004. We were required to deliver certificates representing unrestricted, free-trading stock within three business days of our receipt of the notices of conversion (the “Delivery Date”). The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the Note principal amount being converted per business day after the Delivery Date. Our former Chief Executive Officer did not deliver the stock certificates within the required period. On March 18, 2005 we delivered the certificates representing the shares of common stock to these converting note holders. The 84 -day delay in delivering the shares resulted in liquidated damages of $403,175. We recognized these damages during the fourth quarter of 2004 and the first quarter of 2005. We issued convertible notes for the amount of liquidated damages due

Accordingly, at December 31, 2005 and December 31, 2004, we classified the following convertible debentures as current liabilities as follows:

	Dec. 31, 2005	Dec. 31, 2004
Convertible Debentures Payable-Investors	$6,220,409	$11,100,649
Convertible Debentures Payable- Mandatory Redemption payment	6,885,184	–
Convertible Debentures Payable- Failure to Deliver Shares	$356,348	$–
Total	$13,461,941	$11,100,649

Note 7 —Promissory Notes Payable

Promissory Notes Payable—July Financing

In July of 2005, we borrowed $1.2 Million from companies controlled by John V. Winfield, a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007.

Note 7 —Promissory Notes Payable - Continued

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 5). As of December 31, 2005 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—September Financing

In September of 2005, we borrowed $300,000 from Longview Fund L.P., a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $165,500.The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 5) and the Winfield convertible debentures of March 2005.

The notes share a security interest with the Winfield notes issued in July 2004. As of December 31, 2005 we had failed to make any monthly payments on the notes and are in default.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

Promissory Notes Payable—December Financing

In December of 2005, we borrowed $575,000 from Longview Fund L.P., a major shareholder. The notes accrue interest at 16% per annum, are uncollateralized and are payable including accrued interest on or before March 15, 2006.

Accordingly, at December 31, 2005 we classified the following notes payable as current liabilities as follows:

Dec. 31, 2005
Promissory Notes Payable-July Financing	$1,200,000
Promissory Notes Payable-September Financing	300,000
Promissory Notes Payable-December Financing	575,000
Total	$2,075,000

Note 8 —Other Long-term Debt

Notes Payable- Plum Mine

We have a non-interest bearing note payable to a shareholder related to our purchase of the Plum Mining property. The note is payable in ten quarterly payments through June 2006.

Notes Payable- Seller Note

In connection with our acquisition of the Justice, Woodville and Keystone patented claims we issued a promissory note to the seller for $160,000. The note is payable in ten quarterly payments through June 2008.

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At December 31, 2004 and December 31, 2003, we had the following amounts due under the financings as follows:

	Dec. 31, 2005	Dec. 31, 2004
Long-term Debt-Current Plum Mine	$350,000	$400,000
Long-term Debt-Current Seller Note	64,000	---
Other Long-term Debt-Current	$9,108	$21,127

Total	$423,108	$421,127

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

	Dec. 31, 2005	Dec. 31, 2004
Long-term Debt-non current Plum Mine	$–	$200,000
Long-term Debt-non current Seller Note	96,000	–
Other Long-term Debt -Non-current	34,243	43,858
Total	$130,243	$243,858

Note 8 —Other Long-term Debt-Continued

Principal payments on other long-term debt related to equipment financing for the next five years are as follows:

2006	$ 9,964
2007	10,676
2008	11,441
2009	11,270
2010 and thereafter	0

Convertible Notes Payable-Failure to Deliver Shares

In March of 2005, and pursuant to our settlement with investors for our failure to deliver shares of our common stock upon their conversion of debentures during 2004 (See above), we issued convertible notes payable that accrue interest at 8% and are payable in equal monthly installments including interest beginning April 1, 2006. In the event of our default on the notes the interest rate increased to 15%.

Conversion Rights

The notes are convertible, in all or in part, into shares of our common stock at any time at an initial conversion price of $0.20, subject to certain anti-dilution provisions that include the sale of assets, reclassifications of our equity, issuance of additional shares and stock splits and dividends.

Borrower’s Repayment Election.

The Monthly Amount due on a repayment date shall be paid by the Company at its election (i) in cash at the rate of 102% of such monthly amount otherwise due on such repayment date within three (3) business days of the applicable repayment date, or (ii) with registered, freely transferable common stock at an applied conversion rate equal to eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such repayment date.

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At December 31, 2005 and December 31, 2004 we classified the following notes payable as current liabilities as follows:

	Dec. 31, 2005	Dec. 31, 2005
Convertible Notes Payable	$13,461,941	$11,100,649
Promissory notes	2,075,000	–
Total	$15,536,941	$11,100,649

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

Note 9 — Liquidated Damages

Our March 2004 private placement, as restructured in November 2004, is subject to Non-Registration Events Provisions (“Non-Registration Provisions”) for the investors’ common stock that may be converted from convertible notes principal and interest and the exercise of common stock purchase warrants (see Note 12). The Non-Registration Provisions required us to file and cause to become effective a registration statement with the Securities and Exchange Commission so that investors could sell their shares of common stock without restriction. Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement. His failure to submit the registration statement to the SEC by December 30, 2004 triggered

Note 9 — Liquidated Damages-Continued

liquidated damages to accrue under the November 2004 subscription agreement. Pursuant to the terms of the Subscription Agreement, liquidated damages accrue at a rate of percent (2%) of the principal amount of the Debenture for each thirty day period or part thereof for not having our Registration Statement declared effective. Furthermore, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or free-trading stock to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. Pursuant to this settlement agreement, we issued 59 million shares of restricted common stock in April 2005 and .approximately 40 million s shares of restricted common stock in November of 2005.

In addition, pursuant to the November 2004 subscription agreement, we were subject to liquidated damages for failure to issue shares to holders of convertible notes payable (see Note 6)

We recorded liquidated damages and other related expenses due to investors of our March 2004 offering and the subsequent November 30, 2004 restructuring, during December 31, 2005 and December 31, 2004 as follows:

Liquidated damages relating to:	Dec. 31, 2005	Dec. 31, 2004
Non-Registration Provisions	$4,520,615	1,322,662
Failure to timely deliver shares upon notice of converting note holders	98,529	304,646
	$4,619,144	1,627,308

At December 31, 2005 we had accrued $1,913,418 of liquidated damages payable in our other accrued liabilities.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

Note 10 — Income Taxes

We did not provide any current or deferred US federal or state income tax provision or benefit through the years ended December 31, 2005 and 2004, because we have experienced operating losses since our inception. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, because of the uncertainty regarding its being realizable…

At December 31, 2005 and 2004, we had a net operating loss carry forwards of approximately $11.4 and $9.8 million, respectively. Utilization of our net operating losses, which begin to expire in year 2024, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. Due to the change in the nature of our operations and the expected likelihood that the net operating loss carry forwards may be utilized, we have elected to recognize a deferred tax benefit offset by an equal valuation allowance of approximately $3.9 and $3.4 million, respectively, for the years ended December 31, 2005 and 2004, respectively.

Note 11 - Related Party Transactions

In addition to the related party transactions discussed in Notes 6,7,8 and 12, we had the following transactions with related parties:

On November 9, 2004, we filed a lawsuit in Maricopa County (Arizona) Superior Court against Stephen B. Parent, our former CEO and one of our directors. The complaint alleges that the director

Note 11 - Related Party Transactions - Continued

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

Note 12 — Stockholders’ Equity

Common Stock issued for Liquidated Damages

During April of 2005 we issued 59,203,484 shares of our common stock to investors in connection with satisfying liquidated damages totaling $1,776,104 related to a registration statement filed to register shares of our common stock issued in our March private placement. In addition, during November 2005 we issued an additional 35,103,534 shares of our common stock to investors in connection with satisfying liquidated damages totaling $1,053,106 pursuant to the terms and conditions of the November 30, 2004 Subscription Agreement (See Note 9).

Common Stock issued for Mining Properties

During 2005 we acquired mining claims near or contiguous to our Plum Mining Property in exchange for a cash payment of $10,000, a note payable of $100,000 and 3,000,000 restricted shares of our common stock valued at $150,000. We valued the shares based upon our estimate of their market value at the time of issuance.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

During October of 2005 the Company issued 444,444 shares of its restricted common stock to an individual as consideration for the purchase of an entity controlled by the individual owning property near our Plum Mining property. If we are unable to consummate the transaction the shares will be retained the individual. We valued the shares at $20,000 based on our estimate of the common stock’s fair value at the time of issuance.

Common Stock issued for Convertible Debenture Principal and Interest

During 2005 the Company issued 28,201,478 and 23,729,909 shares of its restricted common stock in connection with the conversion of $1,118,994 and $787,675 of debenture principal and interest, respectively.

March 2004 Offering

We completed a private placement of securities transaction during March 2004. In connection with the offering, we received gross proceeds of $10 million from a group of accredited institutional and individual investors through the issuance of 21,739,129 shares of unregistered restricted common stock at a price of $0.46 per share. The investors also received two forms of warrants in this transaction. The Green Shoe Warrants allowed the investor group to purchase an additional 10,869,575 shares of common stock under the same terms and conditions at a price of $0.46 per share. The Green Shoe Warrants are exercisable for a period of 180 days from the effective date of the registration statement. The series A warrants allow the investor group to purchase 10,869,575 shares of common stock at an exercise price of

Note 12 — Stockholders’ Equity - Continued

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004

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