Form 10QSB
period 2006-03-31
GOLDSPRING INC
filed 2006-05-15
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes    ☒  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 637,614,495 shares of Common Stock, $0.000666 Par Value per share, as of April 30, 2006.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors” in our Form 10-KSB for the year ended December 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,893
Accounts receivable, net	199,286
Prepaid expenses and other current assets	81,600
Inventories	0
Deferred financing fees, net	395,326
TOTAL CURRENT ASSETS	778,105

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,669,837
Plant, Equipment, Mine Development	934,216
TOTAL PROPERTY AND EQUIPMENT	2,604,053
OTHER ASSETS:
Reclamation deposit	377,169
Other	0
TOTAL OTHER ASSETS	377,169

TOTAL ASSETS	$3,759,327

The accompanying notes are an integral part of these financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$396,545
Accrued Expenses	1,187,926
Accrued liquidated damages	1,913,418
Accrued interest	1,092,810
Short-Term Lease Obligations	28,870
Current portion of long-term debt	14,039,258
TOTAL CURRENT LIABILITIES	18,658,827

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	128,328
Long-term Lease obligation, net of current portion	69,572
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	751,090
TOTAL LIABILITIES	$19,409,917

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 800,000,000 shares authorized , 537,197,775 shares issued and outstanding	$357,774
Treasury Stock	(67)
Additional paid-in capital	8,533,138
Accumulated deficit - Prior years	(23,524,302)
Accumulated deficit - Current year	(1,017,133)
TOTAL SHAREHOLDERS’ DEFICIENCY	(15,650,590)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,759,327

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended March 31,

	2006 (Unaudited)	2005 (Restated)

REVENUE FROM GOLD SALES, NET	$537,806	$512,091

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	150,024	75,787
Exploration	425,776	1,269,721
General and administrative	180,073	323,433
Consulting and professional services	154,817	465,088
TOTAL COSTS AND EXPENSES	910,690	2,134,029

OTHER INCOME (EXPENSE)
Other (See Note 6)	-	(1,874,633)
Gain on sale of fixed assets	105,397	-
Interest expense	(749,646)	(255,109)
Interest income	-	13,521
	(644,249)	(2,116,221)

NET LOSS	(1,017,133)	(3,738,159)

Net loss per common share - basic	$(0.002)	$(0.022)

Basic weighted average common shares outstanding	418,221,956	173,379,180

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month period ended March 31,

	2006 (Unaudited)	2005 (Restated)
Cash flows from operating activities:
Net loss	$(1,017,133)	$(3,378,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	226,848	75,787
Liquidated damages from November 2004 restructuring converted into common stock	-	1,874,633
(Increase) Decrease in operating assets:
Finished goods inventory	52,000	181,955
Inventory	-	(41,377)
Prepaid and other current assets	(54,100)	(26,096)
Accounts receivable	(199,286)	-
Increase (decrease) in operating liabilities:
Accounts payable	(870,529)	53,952
Accrued expenses	827,040	56,135
Accrued interest	(229,109)	-
Asset retirement obligation	-	33,500
Other	999,486	351,728
Total Adjustments to Reconcile Net Loss Used in Operating Activities	752,350	2,560,217
Net cash used in operating activities	(264,783)	(1,177,942)
Investing activities:
Equipment deposit	-	10,000
Acquisition of plant, equipment and mineral properties	-	(48,380)
Net cash used in investing activities	-	(38,380)
Financing activities:
Proceeds from financing, net	400,000	-
Principal payment Note Payable	(60,189)	(115,175)
Net Cash flows provided by financing activities	339,811	(115,175)
Net Increase (Decrease) in cash	75,028	(1,331,497)
Cash - beginning of period	26,865	1,951,802
Cash - end of period	$101,893	$620,305

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$-	403,175
Issuance of notes for mandatory redemption payment (See Note C)	$-	$6,885,184
Purchase and cancellation of common stock in connection with mandatory redemption payment (See Note C)	$-	$6,801,975
Conversion of debt into common shares	2,320,841
Issuance of common stock for interest expense	955,259

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF BUSINESS, GOING CONCERN, MANAGEMENT PLANS AND BASIS OF PRESENTATION

Description of Business

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

Going Concern

The financial statements are presented on the basis that our company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred operating losses since its inception. This condition raises substantial doubt as to our ability to continue as a going concern.

Management Plans

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at March 31, 2006 and 2005. Pursuant to EFIT No. 0027 “Application of Issue No. 98-5 to Certain Convertible Instruments” we were required allocate value to the warrant issued with the debenture, and to record a discount on the debenture for its conversion feature. We are in default on these convertible debentures and thus have recorded these notes at face value.

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

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets described in these financial statement footnotes.

Inventories

We state inventories at the lower of average cost or net realizable value. At March 31, 2006 and 2005, our inventories consisted of $0 and $106,732, respectively, of doré and bullion in our accounts at refineries. At March 31, 2005 we had $0 of supplies and reagents compared to $41,377at March 31, 2006. We were unable to estimate our in-process inventories at March 31, 2005, as our gold production processes are still in their inception stage, and we do not yet have sufficient data available to accurately calculate in-process inventory. We value inventories at the lower of full cost of production or net realizable value based on current metals prices. We determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products.
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

Deferred Financing Charges

During the first quarter of 2006 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $0. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the quarter ended March 31, 2006 we recognized $76,824 of interest expense related to the amortization of deferred financing fees.

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the periods ended March 31, 2006 and 2005, we had net losses for which the affect of common stock equivalents would be anti-dilutive, accordingly only basic loss per share is presented.

Recent Authoritative Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards, or Statement, No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer permitted. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. As permitted by Statement 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. We adopted Statement 123(R) on January 1, 2006 using the modified prospective method.

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

NOTE 3 - NOTES PAYABLE STOCKHOLDERS

As of March 31, 2006, the Company is in default of the terms on an outstanding note payable with several of its note holders with principal balance due of $13,291,150 and accrued interest of $1,069,629.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 212,150,563 shares of common stock valued at $3,276,100 in connection with the partial conversion of principal and interest of certain convertible debentures (see Note _7_).

NOTE 5 - WARRANTS

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2006	27,751,639	$0.20
Warrants issued during the period	0
Warrants expired during the period	0
Warrants exercised during the period	0
Balance - March 31, 2006 (all exercisable)	27,751,639	$0.20

NOTE 6 - OTHER ITEMS

LIQUIDATED DAMAGES

For the first quarter of 2005 (ended March 31, 2005), we recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:
November 30, 2004 Non-Registration Provisions	$1,776,104
Failure to timely deliver shares upon notice of converting note holders	98,529
$1,874,633

These liquidated damages ceased in October 2005 when our Registration Statement was declared effective.

Non-Registration Provisions

Our November 2004 subscription agreement required us to file a registration statement with the Securities and Exchange Commission no later than December 30, 2004 and to cause the registration statement to be declared effective no later than February 14, 2005. Our former Chief Executive Officer withdrew our pending registration statement and did not submit a new registration statement during the period of his purported control of our company. His failure to submit the registration statement to the SEC by December 30, 2004 triggered liquidated damages to accrue under the November 2004 subscription agreement. Accordingly, at December 31, 2004, we had accrued $222,013 of liquidated damages relating to Non-Registration Provisions. The liquidated damages continued to accrue in the amount of $222,013 for each 30-day period after December 30, 2004 until our registration statement was declared effective in October 2005.

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

On January 23, 2006, the United States Court of Appeals for the Ninth Circuit issued a Memorandum disposition in the matter of Faber v. Parent, reversing the Preliminary Injunction, which had been granted by the United States District Court for the District of Arizona on February 15, 2005 for Mr. Parent’s failure to comply with the requirements of Rule 52(a). The Court of Appeals ordered that the injunction shall remain intact for a reasonable period of time not to exceed 90 days or until an earlier date on which the district court enters a succeeding preliminary injunction. The Court of Appeals remanded the case to the district court to allow the district court to conduct further proceedings, which may include issuing a new preliminary injunction.

SALE OF ASSETS

On March 21, 2006, the Company completed the sale of its Canadian subsidiaries, Clear Hills Iron Ltd. and Peace River Energy Ltd. to CaNev Resources, a Canadian Corporation. The assets divested in the transaction include 32 industrial (non-energy) mineral permits covering approximately 800 square miles in northern Alberta, Canada. In consideration for the assets, GoldSpring will receive CDN$1.1 million. CDN$100,000 of the sales price will be paid in cash, and the balance will be paid through a three percent production royalty.

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

NOTE 7 - NOTE FINANCINGS

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

Conversion Rights

The Debentures are convertible, in all or in part, into shares of our common stock (“Conversion Shares”) at any time. The conversion price shall be equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the mandatory redemption Payment; and (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion; provided, however, until the effective date of the registration statement (see below), the conversion price shall be fifty-percent (50%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion. In no event shall the conversion price be higher than (i) $0.1131 and (ii) the conversion price of the convertible notes (See Note 6), as adjusted from time to time, whichever is lower.

Security Agreement

Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to the Brockbank Trust in substantially all of our assets.

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

Accordingly, at March 31, 2006 and March 31, 2005, we classified the following convertible debentures as current liabilities as follows:

	Mar. 31, 2006	Mar. 31, 2005
Convertible Debentures Payable-Investors	$3,899,617	7,292,576
Convertible Debentures Payable- Mandatory Redemption payment	6,885,184	6,885,184
Convertible Debentures Payable- Failure to Deliver Shares	$356,348	403,175
Total	$11,141,149	14,580,935

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

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust. As of March 31, 2006 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—September Financing

In September of 2005, we borrowed $300,000 from Longview Fund L.P., a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $165,500.The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust and the Winfield convertible debentures of March 2005.

The notes share a security interest with the Winfield notes issued in July 2004. As of March 31, 2006 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—December Financing

In December of 2005, we borrowed $575,000 from Longview Fund L.P., a major shareholder. The notes accrue interest at 16% per annum, are uncollateralized and was payable including accrued interest on or before March 15, 2006 and has not been repaid

Accordingly, at March 31, 2006 we classified the following notes payable as current liabilities as follows:

Mar, 31, 2006
Promissory Notes Payable-July Financing	$1,200,000
Promissory Notes Payable-September Financing	300,000
Promissory Notes Payable-December Financing	575,000
Promissory Notes Payable-first quarter 2006 Financing	400,000
Total	$2,475,000

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

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At March 31, 2006 and March 31, 2005, we had the following amounts due under the financings as follows:

	Mar. 31, 2006	Mar. 31, 2005
Short-term Debt-Current Plum Mine	$9,108	34,772
Short-term Debt-Current Seller Note	414,000	400,000
Other short-term Debt-Current	$28,870	8,649

Total	$451,978	443,421

	Mar. 31, 2006	Mar. 31, 2005
Long-term Debt-non current Plum Mine	$32,328	41,445
Long-term Debt-non current Seller Note	96,000	100,000
Other Long-term Debt -Non-current	69,572	104,671
Total	$197,900	246,116

Principal payments on other long-term debt related to equipment financing for the next five years are as follows:

2006	$9,964
2007	10,676
2008	11,441
2009	11,270
2010 and thereafter	0

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At March 31, 2006 and March 31, 2005 we classified the following notes payable as current liabilities as follows:

	Mar. 31, 2006	Mar. 31, 2005
Convertible Notes Payable	$11,141,149	14,580,935
Promissory notes	2,475,000	500,000
Total	$13,616,149	15,080,935

NOTE 8 - SUBSEQUENT EVENTS

During the April, 2006, the Company issued 100,416,720 shares of common stock valued at $1,129,674 in connection with the partial conversion of principal and interest of certain convertible debentures (see Note 7).

Litigation

On April 18, the U.S. District Court for the District of Arizona issued an Order in the matter of Faber v. Parent, which accomplished the following:

(i) it stayed the implementation of the Consent Resolutions purportedly passed on December 9, 2004 to effect the attempted takeover of the Company by Stephen Parent’s group;

(ii) it denied Defendants’ motion for an Order removing seven current directors from Goldspring’s Board; and

(iii) it granted GoldSpring’s Motion for an Order requiring the law firm of Gust Rosenfeld PLC to provide a detailed accounting of the unreturned portion of the $250,000 retainer (namely $166,096.62), given to Gust Rosenfeld PLC.

Item 2. Management’s Discussion and Analysis or Plan of Operations

     The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended March 31, 2006, as well as our future results.

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

We are starting to experience the benefits of the operational improvement program that we initiated in 2005, including our first reported net profit for the first quarter of 2006. This program began with a complete review of every facet of the operation to insure maximum efficiency. We have nearly completed our review of the various processes and have implemented several changes, which have increased efficiencies. Most recently, we have made the decision to take over our mining operations, which were previously performed by an outside contractor. We plan to have our mining operation in place by the end of May 2006. Based on our mine plan and internal calculations, we anticipate that taking over the mining operations will reduce our gold production costs by $40 per ounce, resulting in a production cost of less than $350 per ounce.

Our first quarter production has been hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we made the decision to cease mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. We expect to resume normal operations by the end of May 2006.

Our Company has been involved in litigation with its founder since late 2004 when he attempted a takeover of the Company through a purported consent solicitation in violation of federal securities laws. On April 18, 2006, the United States District Court for the District of Arizona issued an Order Granting a Preliminary Injunction, which stayed the implementation of the Consent Resolutions purportedly passed on December 9, 2004. This preliminary injunction removes a serious distraction that has plagued our Company since December 2004. We believe this matter is now behind us, allowing us to redirect our human and capital resources to our current mining operations and further potential opportunities to continue to expand our business. The Court’s decision also provides clarity to our investors and shareholders regarding control and direction of the Company. With the Federal Court nearly litigation behind us, we are actively seeking financing to meet our working capital needs and fuel our growth

Results of Operations and Operational Plan

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities is to improve efficiencies and increase test mining production at our Plum Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Mr. Golden has over twenty years of experience in the mining industry, including ten years with Peter Kiewit’s mining division, where he was a district manager. Since 1990, Mr. Golden has owned his own consulting firm, where he has provided consulting services throughout the world for over fifty mining companies. We have also assembled a team of professional mining consultants, who are recognized experts in their respective disciplines, to assist in the process of reviewing the operation. The team includes Jeff Butwell, a metallurgist; John Esser, an electrical engineer; Dennis Anderson, a geologic, soils and environmental engineer; and Stephen Russell, a geologist with twenty-five years of comprehensive mining experience. Furthermore Mine Development and Associates of Reno, Nevada is expected to complete a detailed mine plan and a reserve report for the Plum Mine by the end of May 2006. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. The mine plan and reserve report are the culmination of a twelve-month undertaking by our Company and Mine Development & Associates. In a further effort to reduce costs and increase efficiencies, we have decided to take over the mining operations from our outside contractor. We expect to complete this transition by the end of May 2006. Based on our mine plan and internal calculations, we anticipate that taking over the mining operations will reduce our gold production costs by $40 per ounce, resulting in a production cost of less than $350 per ounce.

Our first quarter production has been hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we made the decision to cease mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. We expect to resume normal operations by the end of May 2006.

We also plan to continue our exploration program in 2006. In March 2006, we retained Larry Martin, a registered geologist, to oversee our exploration program at the Plum Mine and in the Comstock Lode district. Mr. Martin has over twenty-five years of diverse geological and exploration experience in the mining industry. He has worked for several major mining enterprises, including Peter Kiewit, where he served as manager of geological services. We have allocated a budget of $500,000 to explore and develop our claims at the Plum Mine. We expect to begin exploration in summer of 2006. We intend to target our exploration toward replenishing and expanding our mineralized material inventory at our existing mine and toward developing new mineral properties. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

In December 2005, we initiated a review of the invoices of our mining contractor. Specifically, we sought to reconcile the volume of material for which we were billed with the volume of material that was actually mined. We used an outside surveyor to conduct a comprehensive analysis of bank cubic yards mined. The results of the survey indicated that we had been over-billed by over $450,000. We met with the mining contractor in early 2006 to discuss this issue and presented our proposed billing adjustment. The mining contractor has contracted an engineering firm to perform an independent analysis of the data generated from our surveys to determine the accuracy of our calculations. We anticipate a resolution of this issue by June of 2006.

In March 21, 2006, we completed the sale of our Canadian subsidiaries, Clear Hills Iron Ltd. and Peace River Energy Ltd., to CaNev Resources, a Canadian Corporation. The assets divested in the transaction were 32 industrial (non-energy) mineral permits covering approximately 800 square miles in northern Alberta, Canada. We sold these assets for CDN$1.1 million, of which CDN$100,000 was cash with the balance being paid through a three percent production royalty. The gain on the sale of these mineral permits is reflected in Other Income (Expense) under Gain on sale of fixed assets on the Consolidated Statement of Operations.

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

Comparative Financial Information

	Quarter ended March 31, 2006	Quarter ended March 31, 2005	Difference
Revenue	$537,806	$512,091	25,715

Reclamation, Exploration and Test Mining Expense	425,776	1,269,721	(843,945)

General and administration	180,073	323,433	(143,360)

Consulting and Professional Service	154,817	465,088	(310,271)

Liquidated Damages	-0-	1,874,633	(1,874,633)

Interest Expense	749,646	255,109	494,537

Net Loss	($1,017,133)	($3,738,159)	$2,721,026

During the first quarter of 2005, we sold 992 ounces of gold at an average price of $ 542 per ounce compared to gold sales of 1,192 ounces at an average price of $ 429 per ounce for the same period of 2005. Our gold production for the first quarter 2006 was adversely impacted by the weather conditions from mid December 2005 through February 2006. The accumulation of precipitation during this period filled our leach ponds, including our one hundred year storm pond, to capacity preventing us from adding additional reagents to our leach pads, which slowed production. In early January, we ceased mining since we could not efficiently leach any new material further reducing production. In spite of these unusual challenges, we were able to continue processing solution and producing gold during this period

Test Mining Expenses in the first quarter of 2006 were $ 843,945 less than the first quarter of 2005. In early 2005 we initiated an operational improvement program. This program focused on enhancing the efficiencies of each of our processes as well as insuring we had the right personnel. We believe we are now starting to experience the benefits of the operational improvement program. We expect to realize further improvements in the upcoming months.

General and administrative expenses for the three months ended March 31, 2006 and March 31, 2005 were $180,073 and $323,433, respectively. The $143,360 decrease in G&A is based primarily upon the relocation of our Corporate office to the Plum Mine and the consolidation of functions reducing the number of Corporate employees.

The $310,271 variance in consulting and professional services in the first quarter 2006 when comparing the same period in 2005 reflects a reduction in legal fees. In the first quarter 2005, we expensed approximately $180,000 of legal fees incurred by our Company’s founder during his purported takeover of our Company in December 2004.

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

Interest expense for the first quarter of 2006 was $494,537 higher than the same quarter of 2005. This variance reflects the issuance of $6,885,184 interest bearing note issued in March 2005 pursuant to the November 2004 subscription agreement. Specifically, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest. The incremental interest recognized on this note for the first quarter 2006 was approximately $300,000. At March 31, 2006, our Company had approximately $14,266,028 of outstanding debt bearing an average interest rate of 15%, and at March 31, 2005, our Company had approximately $15,270,472 of outstanding debt bearing an average interest rate of 12%.

 Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2005, we raised an aggregate of $1,575,000 through five financing transactions. In the first quarter 2006, we completed two additional financing transaction, which provided us with $400,000 in funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2005, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.
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

In April 2006, we obtained a financing commitment in the amount of $1.8 million from a group of our existing investors. We expect to close the transaction in the next 90 days, subject to completion of certain closing conditions. Upon closing, the funds will be deployed to expand our Plum Mine operation in northern Nevada. Specifically, we plan to take over the mining operations from our contract miner and have committed $500,000 to conduct further exploration at the Plum property. We believe, with this additional financing, that we have sufficient resources to operate throughout the next twelve months.

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

Item 3. Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have identified conditions as of March 31, 2006 that might be considered material weaknesses in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We are in the process of taking corrective measures to remedy the deficiencies in future periods.

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

On April 18, 2006, the United States District Court for the District of Arizona issued an Order Granting a Preliminary Injunction in favor of the Plaintiff in the matter of Faber et al. v. Parent et al., No. CV 04-2960-PHX-EHC. The Order accomplished the following:

(i) it stayed the implementation of the Consent Resolutions purportedly passed on December 9, 2004 to effect the attempted takeover of the Company by Stephen Parent’s group;

(ii) it denied Defendants’ motion for an Order removing seven current directors from Goldspring’s Board (which would have had the effect of allowing Parent to rescind the refinancing transaction dated November 30, 2004 with the Merriman investors); and

(iii) it granted GoldSpring’s Motion for an Order requiring the law firm of Gust Rosenfeld PLC to provide a detailed accounting of the unreturned portion of the $250,000 retainer (namely $166,096.62), given to Gust Rosenfeld PLC by Mr. Parent in December 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

In connection with our acquisition of the Plum Mining Company, LLC, we issued a promissory note to the seller for $1 million (the balance of the purchase price). At March 31, 2006, the outstanding balance on the Note was $400,000. We are in default on this Note.

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

We are working with the above-referenced note holders to cure the defaults. The above referenced notes have a total value of approximately $11,141,149 at March 31, 2006. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligations, there can be no assurance that such funding would be available.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of March 31, 2006 (Unaudited)

•	Consolidated Statement of Operations for the three-month periods ended March 31, 2006 and 2005 (Unaudited)

•	Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2006 and 2005 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit
Number   Exhibit

31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended March 31, 2006:

(1)
A Report on Form 8-K was filed with the Securities and Exchange Commission on February 1, 2006 under Item 8.01 relating to the.United States Court of Appeals for the Ninth Circuit’s issuance of a Memorandum disposition in the matter of Faber v. Parent, reversing the Preliminary Injunction which had been granted by the United States District Court for the District of Arizona ordering the reinstatement of the Board of Directors of the Company as it existed prior to December 10, 2004. We filed an amendment to this Report on Form 8-K on February 9, 2006, which clarified the terms of the Court’s disposition.

(2)
A report on Form 8-K was filed with the Securities and Exchange Commission on March 22, 2006 under Item 8.01 related to our sale of our Canadian subsidiaries, Clear Hills Iron Ltd. And Peace River Energy Ltd. To CaNev Resources, a Canadian Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: May 15, 2006	By:	/s/ Robert T. Faber

	Name:	Robert T. Faber
	Title:	President and Chief Executive Officer

By:	/s/ Robert T. Faber

Name:	Robert T. Faber
Title:	Chief Financial Officer