Form 10QSB/A
period 2006-03-31
GOLDSPRING INC
filed 2006-05-16
CIK 1120970

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
CONDENSED STATEMENTS OF OPERATIONS
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

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the three month period ended March 31,

	2006 (Unaudited)	2005 (Restated)
Cash flows from operating activities:
Net loss	$(1,017,133)	$(3,738,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	226,848	75,787
Liquidated damages from November 2004 restructuring converted into common stock	-	1,874,633
(Increase) Decrease in operating assets:
Finished goods inventory	52,000	181,955
Inventory	-	(41,377)
Prepaid and other current assets	(54,100)	(26,096)
Accounts receivable	(199,286)	-
Increase (decrease) in operating liabilities:
Accounts payable	(870,529)	53,952
Accrued expenses	827,040	56,135
Accrued interest	(229,109)	-
Asset retirement obligation	-	33,500
Other	999,486	351,728
Total Adjustments to Reconcile Net Loss Used in Operating Activities	752,350	2,560,217
Net cash used in operating activities	(264,783)	(1,177,942)
Investing activities:
Equipment deposit	-	10,000
Acquisition of plant, equipment and mineral properties	-	(48,380)
Net cash used in investing activities	-	(38,380)
Financing activities:
Proceeds from financing, net	400,000	-
Principal payment Note Payable	(60,189)	(115,175)
Net Cash flows provided by financing activities	339,811	(115,175)
Net Increase (Decrease) in cash	75,028	(1,331,497)
Cash - beginning of period	26,865	1,951,802
Cash - end of period	$101,893	$620,305

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$-	403,175
Issuance of notes for mandatory redemption payment (See Note C)	$-	$6,885,184
Purchase and cancellation of common stock in connection with mandatory redemption payment (See Note C)	$-	$6,801,975
Conversion of debt into common shares	2,320,841
Issuance of common stock for interest expense	955,259

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