Form 10KSB/A
period 2005-12-31
GOLDSPRING INC
filed 2006-08-08
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

We do not believe that these deficiencies constitute material weaknesses because of (i) additional accounting support through the office consolidation with Plum Mine and (ii) the use of outside consultants.

We are also in the process of taking additional corrective measures to further remedy the deficiencies in future periods.

There have been no changes during the quarter ended December 31, 2005 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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