Form 10QSB/A
period 2006-03-31
GOLDSPRING INC
filed 2006-08-08
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

Item 3. Controls and Procedures

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We had identified conditions as of March 31, 2006 that might be considered material weaknesses in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel, provided, however, that after further evaluation of the use of accounting personnel from the consolidated offices with our Plum Mine operation and use of outside consultants, along with oversight from our Audit Committee, we have concluded that these internal control deficiencies do not constitute material weaknesses. We are also in the process of taking further corrective measures to remedy the deficiencies in future periods.

There have been no changes during the quarter ended March 31, 2006 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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