Form 10QSB
period 2006-06-30
GOLDSPRING INC
filed 2006-08-14
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 800,000,000 shares of Common Stock, $0.000666 Par Value per share, as of August11, 2006.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,089
Accounts receivable, net	65,564
Prepaid expenses and other current assets	404,690
Inventories	-
Deferred financing fees, net	328,515
TOTAL CURRENT ASSETS	908,858

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,669,837
Plant, Equipment, Mine Development	1,542,243
TOTAL PROPERTY AND EQUIPMENT	3,212,080
OTHER ASSETS:
Reclamation deposit	377,169
Other	-
TOTAL OTHER ASSETS	377,169

TOTAL ASSETS	$3,836,619

The accompanying notes are an integral part of these financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$405,567
Accrued Expenses	1,345,597
Accrued liquidated damages	1,913,418
Accrued interest	940,625
Short-Term Lease Obligations	29,401
Current portion of long-term debt	12,490,052
TOTAL CURRENT LIABILITIES	17,124,160

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	111,935
Long-term Lease obligation, net of current portion	61,688
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	726,813
TOTAL LIABILITIES	$17,850,973

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 800,000,000 shares authorized , 800,000,000 shares issued and outstanding	$532,800
Treasury Stock	-
Additional paid-in capital	11,106,017
Accumulated deficit - Prior years	(23,524,302)
Accumulated deficit - Current year	(2,128,869)
TOTAL SHAREHOLDERS’ DEFICIENCY	(14,014,354)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,836,619

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended June 30,

	2006	2005
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$125,454	$691,861

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	-	-
Depletion, depreciation and amortization	140,010	80,899
Reclamation, Exploration and Test Mining Expenses	343,392	1,541,290
General and administrative	142,064	234,281
Other	113,372	174,196
TOTAL COSTS AND EXPENSES	739,378	2,030,666

OTHER INCOME (EXPENSE)
Other (See Note 6)		(985,835)
Interest expense	(497,812)	(468,623)
Interest income	-	-

NET LOSS	$(1,111,736)	$(2,793,623)

Net loss per common share - basic	$(0.0017)	$(0.011)

Basic weighted average common shares outstanding	712,649,897	243,982,021

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month periods ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$663,260	$1,203,951

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	-	-
Depletion, depreciation and amortization	290,034	156,686
Reclamation, Exploration and Test Mining Expenses	769,708	2,811,380
General and administrative	322,137	518,535
Consulting and professional services	268,189	678,464
TOTAL COSTS AND EXPENSES	1,650,068	4,165,065

OTHER INCOME (EXPENSE)
Disposal of Assets	105,397	-
Liquidated Damages (See Note 6)	-	(2,860,468)
Interest expense	(1,247,458)	(723,366)
Interest income	-	13,526
	(1,142,061)	(3,570,308)

NET LOSS	(2,128,869)	(6,531,422)

Net loss per common share - basic	$(0.0038)	$(0.0313)

Basic weighted average common shares outstanding	563,928,820	208,705,670

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the six month period ended June 30,

	2006 (Unaudited)	2005 (Restated)
Cash flows from operating activities:
Net loss	$(2,128,869)	$(6,531,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	290,036	156,686
Liquidated damages from November 2004 restructuring converted into common stock	-	2,860,468
Interest expense related to the November 2004 restructuring paid with common stock	1,574,582
(Increase) Decrease in operating assets:
Finished goods inventory	52,000	60,401
Inventory	(10,824)	(32,964)
Prepaid and other current assets	(366,366)	5,295
Accounts receivable	4,436	-
Increase (decrease) in operating liabilities:
Accounts payable	(862,007)	1,071,571
Accrued expenses	984,711	74,171
A Accrued liquidated damages	-	681,189
Accrued interest	(381,294)	363,600
Other	60,788	(355,847)
Total Adjustments to Reconcile Net Loss Used in Operating Activities	1,346,062	4,884,570
Net cash used in operating activities	(782,807)	(1,646,852)
Investing activities:
Equipment deposit	-	(10,000)
Acquisition of plant, equipment and mineral properties	(19,739)	(71,754)
Net cash used in investing activities	(19,739)	(81,754)
Financing activities:
Proceeds from financing, net	950,000	-
Principal payment Note Payable	(64,230)	(176,901)
Net Cash flows provided by financing activities	885,770	(176,901)
Net Increase (Decrease) in cash	83,224	(1,905,507)
Cash - beginning of period	26,865	1,951,802
Cash - end of period	$110,089	$46,295

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$-	403,175
Issuance of notes for mandatory redemption payment (See Note 6)	$-	$6,885,184
Purchase and cancellation of Company’s Common Stock in connection with the mandatory redemption payment (See Note 6)	-	6,801,975
Issuance of Common Stock for Acquisition of Mining Claims	-	170,000
Issuance of Note for Acquisition of Mining Claims	-	160,000
Conversion of debt into common shares	4,449,490	1,118,994
Issuance of common stock for interest expense	1,574,582	787,675
Issuance of common stock for liquidated damages	-	2,829,210
The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

Management Plans

Our plans for the continuation of our company as a going concern include developing our Plum Mine into a profitable operation and potentially supplementing financing of our operations through sales of our unregistered common stock and borrowings from affiliates, third parties and other shareholders. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if we are unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2005.

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

Summarized below are the significant accounting policies of GoldSpring, Inc. (“we,” “GoldSpring,” or the “Company”). Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at June 30, 2006 and 2005. Pursuant to EITF No. 0027 “Application of Issue No. 98-5 to Certain Convertible Instruments” we were required allocate value to the warrant issued with the debenture, and to record a discount on the debenture for its conversion feature. We are in default on these convertible debentures and thus have recorded these notes at face value.

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

Inventories

We state inventories at the lower of average cost or net realizable value. At June 30, 2006 and 2005, our inventories consisted of $0 and $228,286, respectively, of doré and bullion in our accounts at refineries. At June 30, 2005 we had $32,965 of supplies and reagents compared to $10,825 at June 30, 2006. We were unable to estimate our in-process inventories at June 30, 2006, as our gold production processes are still in their inception stage, and we do not yet have sufficient data available to accurately calculate in-process inventory. We value inventories at the lower of full cost of production or net realizable value based on current metals prices. We determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products.

Revenue Recognition

Sales of gold and silver ore are recorded when title and risk of loss transfer to the refiner at current spot metals prices. Sales are calculated based upon assay of the ore’s precious metal content and its weight. Recorded values are adjusted upon final settlement from the refiner that usually occurs within 24 days of delivery. If we have reason to believe that the final settlement will materially affect our recognition of revenue because of a difference between the refiner’s assay of precious metals contained in the dore and ours, we establish a reserve against the sale.

Stock Issued For Services

We base the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable. We have not issued stock for services in the first two quarters of 2006 and do not intend to do so during the remainder of 2006.

Deferred Financing Charges

During the first quarter of 2006 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $0. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the quarter ended June 30, 2006 we recognized $66,712 of interest expense related to the amortization of deferred financing fees.

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the periods ended June 30, 2006 and 2005, we had net losses for which the affect of common stock equivalents would be anti-dilutive, accordingly only basic loss per share is presented.

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

NOTE 3 - NOTES PAYABLE STOCKHOLDERS

As of June 30, 2006, the Company is in default of the terms on outstanding notes payable with several of its note holders with principal balances due of $9,041,625 and accrued interest of $558,215.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 212,150,563 shares of common stock valued at $3,276,100 in connection with the partial conversion of principal and interest of certain convertible debentures (see Note 7).

During the three months ended June 30, 2006, the Company issued 247,802,225 shares of common stock valued at $2,747,972 in connection with the partial conversion of principal and interest of certain convertible debentures (see Note 7).

NOTE 5 - WARRANTS

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2006	58,190,101	$0.155
Warrants issued during the period	-	-
Warrants expired during the period	-	-
Warrants exercised during the period	-	-
Balance - June 30, 2006 (all exercisable)	58,190,101	$0.155

NOTE 6 - OTHER ITEMS

LIQUIDATED DAMAGES

For the first two quarters of 2005 (ended June 30, 2005), we recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

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

LITIGATION

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

On November 29, 2004, we moved for a temporary restraining order, or TRO, prohibiting Mr. Parent and his spouse from selling, transferring, assigning, or otherwise disposing of up to approximately 46,000,000 shares of our stock in their possession. After a hearing, at which the Parents appeared through counsel, the Honorable Anna M. Baca granted the motion, conditioned on the posting of an $8 million bond. We did not post the bond, and the TRO was subsequently dissolved.

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

At the end of June 2006, the Company settled its claims against Mr. Shaw for a $75,000 settlement and was in negotiations with another defendant for settlement.

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

Therefore, on February 28, 2005, our company filed a legal memorandum with the Court addressing these issues. In it, we pointed out that applicable federal securities laws require us to provide shareholders with current financial statements, which will not be available until June 30, 2005, and that Florida law and our company’s bylaws require that a record date be fixed in advance rather than in the past. On March 14, 2005, the Court held a hearing on these issues. After hearing argument of counsel, the Court indicated that it agreed with our position.

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

April 18, 2006 Order

On April 18, 2006, the United States District Court for the District of Arizona issued an Order Granting a Preliminary Injunction in favor of the Plaintiff which finally provided firm direction on several of the matters which were the subject of motions described above. The Order accomplished the following:

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

Degerstrom Suit

On April 11, 2006, in the First Judicial District Court, Storey County, Nevada, wherein N.A. Degerstrom, Inc. (“Degerstrom”) sued the Company on various counts, including breach of contract, quantum merit, foreclosure of mechanic's lien, and assertion that the Degerstrom lien has priority over all other liens on the Plum Mine property. The plaintiff claims damages in excess of $806,000 plus interest. The Company subsequently answered the Complaint and counterclaimed for breach of contract, breach of implied covenant of good faith and fair dealing, and for negligence, alleging damages in excess of $10,000.

The lawsuit arises out of a dispute as to how much the Company owes the Degerstrom for services provided. Pursuant to a December 27, 2005 agreement, the parties agreed that the amount to be paid by the Company to Degerstrom would be subject to volume reconciliation by aerial survey. According to Company management, pursuant to prepared aerial and ground surveys, the Company has been over-billed for amounts of ore and waste which have been hauled by Degerstrom. The results of the surveys are to be presented to the Court as evidence as to the Company’s affirmative defenses that it does not owe the amounts claimed by Degerstrom.

Additionally, the Company has what it believes to be valid counterclaims, arising out of activities of Degerstrom, including, but not limited to, negligent crushing of ore, failure to accurately measure and charge for waste and ore hauled and crushed, and failure to adequately man the job and provide sufficient equipment. These activities, as alleged in the Counterclaim, resulted in damages to the Company in excess of $10,000.

Degerstrom filed a mechanic's lien against the property of Plum, and at the time of filing of the Complaint, filed and recorded a lis pendens against the property of Plum based upon Degerstrom's claim. Counsel has advised management that the Company may challenge the lis pendens by asserting that the lis pendens is based upon a mechanic's lien which is overstated. However, the time is not ripe for the bringing of such a motion until the survey results have been presented and analyzed. Alternatively, Plum may request the court to establish a bond in an amount that would secure, pending litigation, Degerstrom's mechanic's lien claim. Typically, the court would charge one and one-half times the amount it found to be the mechanic's lien claim.

Management believes the ground and aerial surveys support a much lower amount of ore and waste which was processed by Degerstrom than is alleged in the Complaint, and if the Court accepts that volume reconciliation would be as established by such surveys (as is established in the written documentation between the parties), there is a reasonable probability of success in reduction, if not elimination, of the amount claimed by Degerstrom. However, until the Court rules on the method of volume reconciliation, it is premature to predict the probability of likelihood of success on the merits.

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

On June 30, 2005, we entered into a Settlement Agreement (“Settlement”) with the Mr. Winfield and agreed to convert the mandatory redemption payment into six Convertible Debentures (“the Debentures”). Accordingly, we accrued a liability for approximately $6.9 million and reduced our paid-in-capital account for approximately $3.5 million (See Note 12). The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.

The Debentures accrue interest at 12% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on June 30, 2007. The debentures are subject to the following terms:

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

Accordingly, at June 30, 2006 and June 30, 2005, we classified the following convertible debentures as current liabilities as follows:

	June 30, 2006	June 30, 2005
Convertible Debentures Payable-Investors	$2,799,219	6,817,676
Convertible Debentures Payable- Mandatory Redemption payment	5,886,059	6,885,184
Convertible Debentures Payable- Failure to Deliver Shares	$356,348	403,175
Total	$9,041,626	14,106,035

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

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust. As of June 30, 2006 we had failed to make any monthly payments on the notes and are in default.

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

The notes share a security interest with the Winfield notes issued in July 2004. As of June 30, 2006 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—December Financing

In December of 2005, we borrowed $375,000 from Longview Fund L.P., a major shareholder, and $200,000 from Merriman Curhan Ford & Company. The notes accrue interest at 16% per annum, are uncollateralized and was payable including accrued interest on or before March 15, 2006 and has not been repaid

Accordingly, at June 30, 2006 we classified the following notes payable as current liabilities as follows:

June 30, 2006
Promissory Notes Payable-July Financing	$1,200,000
Promissory Notes Payable-September Financing	300,000
Promissory Notes Payable-December Financing	575,000
Promissory Notes Payable-first quarter 2006 Financing	400,000
Promissory Notes Payable-second quarter 2006 Financing	600,000
Total	$3,075,000

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

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At June 30, 2006 and June 30, 2005, we had the following amounts due under the financings as follows:

	June 30, 2006	June 30, 2005
Short-term Debt-Current Plum Mine	$9,426	8,649
Short-term Debt-Current Seller Note	364,000	450,000
Other short-term Debt-Current	$-	-
Total	$373,426	458,649

	June 30, 2006	June 30, 2005
Long-term Debt-non current Plum Mine	$28,735	38,859
Long-term Debt-non current Seller Note	83,200	-
Other Long-term Debt -Non-current	-	-
Total	$111,935	38,859

Principal payments on long-term debt related to equipment financing for the next five years are as follows:

2006 (last six months)	$5,068
2007	10,677
2008	11,441
2009	10,976
2010 and thereafter	0

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At June 30, 2006 and June 30, 2005 we classified the following notes payable as current liabilities as follows:

	June 30, 2006	June 30, 2005
Convertible Notes Payable	$9,041,626	14,106,035
Promissory notes	3,075,000	-
Total	$12,116,626	14,106,035

Summary of Notes Payable

At June 30, 2006 and June 30, 2005 our notes payable balances were:

	June 30, 2006	June 30, 2005
Convertible Debentures	$9,041,626	14,106,035
Promissory Notes Payable	3,075,000	-
Other Notes Payable	$373,426	458,649
Total Current portion of long-term debt	$12,490,052	14,564,684

	June 30, 2006	June 30, 2005
Long-term Debt-non current Plum Mine	$28,735	38,859
Long-term Debt-non current Seller Note	83,200	-
Other Long-term Debt -Non-current	-	-
Total Long-term debt, net of current portion	$111,935	38,859

NOTE 8 - SUBSEQUENT EVENTS

Unfulfilled Note Conversion Requests

During July and early August 2006, the Company received conversion notices from investors to convert principal and interest of certain convertible debentures valued at $1,296,116 into 140,648,283 shares of Common Stock (see Note 7). As the Company had issued all of its authorized Common Stock by the end of June 2006, it was unable to honor the conversion notices and is therefore in default of its obligations under such debentures.

Litigation

The Company has reached a settlement with another defendant in its Arizona lawsuit. The first settlement was with Seth Shaw, as announced on June 26, 2006. This second settlement is with one of the other main defendants in the Company's Arizona Superior Court lawsuit, against several defendants, including its founder, Steve Parent. The Company has agreed to settle its claims against this second defendant pursuant to, among others, the following binding terms: 1) total payment by the defendant to GoldSpring of $100,000 with $20,000 to be paid on or before July 31, 2006, and the remaining balance of $80,000 to be paid on or before September 10, 2006; 2) dismissal by GoldSpring of the pending litigation against the defendant with prejudice (upon payment in full of the $100,000); 3) agreement that the settlement shall in no way be construed as an admission of liability or fault on the part of the defendant; and 4) mutual releases by each of Goldspring and the defendant to the other from liability related to the pending lawsuit. This second settlement helps to narrow the focus of the case with the remaining major defendants consisting primarily of Steve Parent and Ron Haswell.

On July 31, 2006, the United States District Court for the District of Arizona in Faber v. Parent, et al. issued an order denying the Defendants’ Motion for New Trial (Reconsideration) which had requested that the Court vacate the April 18th order (see Note 6). The Motion was denied as the Defendants failed to demonstrate clear error or offer new evidence.

Amendment to Bylaws

Effective as of August 10, 2006 , the Company has amended Article II, Section 12 of its Bylaws so that the record date for the taking of any action by shareholders may be a date within 120 days of the date of action, as opposed to the 70 day limitation previously set forth in the Bylaws.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended June 30, 2006, as well as our future results.

Overview

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. During 2005, we acquired additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum mine; and maximize cash flow and return for our shareholders.

We started to reap the benefits of the operational improvement program that we initiated in 2005, including our first reported net profit for the first quarter of 2006. This program began with a complete review of every facet of the operation to insure maximum efficiency. We have nearly completed our review of the various processes and have implemented several changes, which have increased efficiencies. Most recently, we have made the decision to take over our mining operations, which were previously performed by an outside contractor. Although we had planned to have our mining operation completely in place by the end of May 2006, delays in financing have dictated that we rely on contract mining assistance through the middle to end of the fourth quarter. However, when we do take over operations, based on our mine plan and internal calculations, we anticipate that taking over the mining operations will reduce our gold production costs by $40 per ounce, resulting in a production cost of less than $350 per ounce.

Our first quarter production has been hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we ceased mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. The necessary level was reached in late June, which is when mining resumed.

Due to the five month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter were markedly lower in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. However, as mining activities recommenced in late June, the fourth quarter should yield comparatively favorable revenue results.

Our Company has been involved in litigation with its founder since late 2004 when he attempted a takeover of the Company through a purported consent solicitation in violation of federal securities laws. On April 18, 2006, the United States District Court for the District of Arizona issued an Order Granting a Preliminary Injunction, which stayed the implementation of the Consent Resolutions purportedly passed on December 9, 2004 (a subsequent Motion by the Defendants for reconsideration of the Order was denied on July 31, 2006). This preliminary injunction removes a serious distraction that has plagued our Company since December 2004. We believe this matter is now behind us, allowing us to redirect our human and capital resources to our current mining operations and further potential opportunities to continue to expand our business. The Court’s decision also provides clarity to our investors and shareholders regarding control and direction of the Company. With the Federal Court nearly litigation behind us, we are actively seeking financing to meet our working capital needs and fuel our growth.

Our Company has also been sued by a former mining contractor to the Company for unpaid services in an alleged amount exceeding $800,000. The Company’s management believes that the results of aerial and ground survey (the method stated in writings between the parties for measuring amounts owed to Degerstrom for services rendered) demonstrate that Degerstrom’s claims are substantially overstated and will present the survey results to the Court to substantiate its position. Further detail is set forth in Item 1 of Part II below.

There are also several specific risk factors attendant to operation of a gold mining concern which bear repetition here due to events in 2006, although this is not intended to be a full blown list of risk factors (and we encourage you to review our October 11, 2005 424(b)(3) for a further discussion of risk factors attendant to our business):

•
Weather - As disclosed in this Quarterly Report, excessive rains has caused material delays in our ability to operate as high levels of water in our leaching ponds and flooding have prevented us from being able to leach materials, a necessary part of the gold production process. Excessive snows, which can occur in the area in which the Plum Mine is located, would also hamper mining as the Plum Mine is an open pit mine.

•
Current Political Instability in the Middle East - Commodities such as gold tend to have widely fluctuating markets, and the current problems in areas such as Lebanon and Iraq, which are causing much political and economic instability internationally, may very well be a contributing factor to the volatile gold market.

Results of Operations and Operational Plan

Operational Improvements

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We did not and have not since established reserves on this exploration project; therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities is to improve efficiencies and increase test mining production at our Plum Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Our process improvement team, led by Jim Golden, is to be commended for their excellent progress to date.

Furthermore, Mine Development and Associates of Reno, Nevada has nearly completed a detailed mine plan and a reserve report for the Plum Mine. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. The mine plan and reserve report are the culmination of a fifteen-month undertaking by our Company and Mine Development & Associates. In a further effort to reduce costs and increase efficiencies, we have decided to take over the mining operations from our outside contractor. We expect to complete this transition by the end of November 2006, with the delay beyond the original May 2006 targeted date due to the weather problems which have delayed production. We have successfully negotiated a mutual working arrangement (which has not been formalized) to cover those activities through November 2006, and we paid the contractor a $350,000 deposit for the initiation of mining and as a partial down payment for acquisition of the contractor’s mining fleet at the end of November 2006. Based on our mine plan and internal calculations, we anticipate that taking over the mining operations will reduce our gold production costs by $40 per ounce, resulting in a production cost of less than $350 per ounce.

In the second quarter, we have implemented changes to our crushing system, including:

•	Reducing nominal size of material placed on the heap resulting in better overall recovery
•	Improving the agglomeration system (agglomeration is treatment of materials with reagents to improve leaching)
•	Introducing recovery reagents to the conveyed ore to allow for a cure period before leaching
•	Construction of a new stacker to replace the rented stacker, [thus reducing costs and increasing reliability]
•	Initiation of repairs on a conveyor line which will be used to initiate the next twenty foot lift

The second quarter also brought changes to the processing systems, including:

•	Reduction in the amount of diatomaceous earth used in filtering solution in the Merrill-crowe plant
•	New formulation of smelting reagents resulting in a cleaner slag
•	Addition of a hood in the smelt for safety reasons

Operational Details

Our first and second quarter production has been hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, and utility pond to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we made the decision to cease mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. The amount of rain evaporated is estimated at 2.2 million gallons, and working with the Nevada Division of Environmental Protection to ensure proper evaporation, full mining production was able to resume in the last week of June 2006, only one month behind the originally anticipated schedule. We continued to work with the NDEP to ensure that we are in compliance with all environmental regulations.

Other operational activities in the second quarter included:

•	In May, operation of the mine’s recovery plant concentrating on re-leached past ores
•
In June, delivery of the first ore by the mining contractor to our crusher site using a Cat 988B FEL supported by two 35 ton trucks and addition of new lines to the leach pad which constituted the first ores to be leached since January 2006

Third quarter undertaken and planned activities include:

•	Four 50 ton Euclid R-50Haul-Paks were delivered in July and August replacing two 35 ton hauling vehicles.
•
Continuation of mining in the Billie the Kid Pit where ore is to be stockpiled until the end of the third quarter, when crushing is due to continue at a steady state rate of approximately 1500 tons per day.

•	In August and September, pre-stripping of the Lucerne Pit to expose consistent ore to be mineable through approximately the end of 2008

Exploration Details

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

We recently commenced our exploration activities. Initially, we have started exploration in and around the Billie the Kid pit, and drilling results are expected to be posted by the end of the third quarter of 2006. Also, we have undertaken geologic mapping between the Billie the Kid pit, the Hartford pit and the Lucerne pit, and the results suggest that mapping will yield several mineralized structures.

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

Comparative Financial Information

	Six Months ended June 30, 2006	Six Months ended June 30, 2005	Difference
Revenue	$663,260	$1,203,951	$(540,691)

Reclamation, Exploration and Test Mining Expense	769,708	2,811,380	(2,041,672)

General and Administration	322,137	518,535	(196,398)

Consulting and Professional Service	268,189	678,464	(410,275)

Liquidated Damages	-	2,860,468	(2,860,468)

Interest Expense	1,247,458	723,366	524,092

Net Loss	($2,128,869)	($6,531,422)	$4,402,553

	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Difference
Revenue	$125,454	$691,861	$(566,407)

Reclamation, Exploration and Test Mining Expense	343,932	1,541,290	(1,197,358)

General and Administration	142,064	234,281	(92,217)

Consulting and Professional Service	113,372	174,196	(60,824)

Liquidated Damages	-	985,835	(985,835)

Interest Expense	497,812	468,623	29,189

Net Loss	($1,111,736)	($2,793,623)	$1,681,527

During the first six months of 2006, we sold 1,163 ounces of gold at an average price of $570 per ounce compared to gold sales of 2,817 ounces at an average price of $427 per ounce for the same period of 2005. Our gold production for the first six months of 2006 was adversely impacted by the weather conditions from mid December 2005 through February 2006. The accumulation of precipitation during this period filled our leach ponds, including our one hundred year storm pond, to capacity preventing us from adding additional reagents to our leach pads, which slowed production. In early January, we ceased mining since we could not efficiently leach any new material further reducing production. We did not have significant production in the second quarter as in the first because the cessation of mining in January left us with no raw product available, and all of our stockpiled ore was depleted during the first quarter of 2006.

Test Mining Expenses in the second quarter of 2006 were $1,197,358 less than for the first quarter of 2005. Test Mining Expenses for the first six months of 2006 were $2,041,672 less than for the first six months of 2005. In early 2005 we initiated an operational improvement program. This program focused on enhancing the efficiencies of each of our processes as well as insuring we had the right personnel. We believe we are now starting to experience the benefits of the operational improvement program. We expect to realize further improvements in the upcoming months.

General and administrative expenses for the three months ended June 30, 2006 and June 30, 2005 were $142,064 and $234,281, respectively. General and administrative expenses for the six months ended June 30, 2006 and June 30, 2005 were $322,137 and $518,535 respectively. The marked decrease in general and administrative expenses for both comparison periods is based primarily upon the relocation of our Corporate office to the Plum Mine and the consolidation of functions reducing the number of corporate employees.

The $410,275 variance in consulting and professional services between the period consisting of the first six months of 2006 compared to the period consisting of the first six months of 2005 reflects a reduction in legal fees. In the first quarter 2005, we expensed approximately $180,000 of legal fees incurred by our Company’s founder during his purported takeover of our Company in December 2004.

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

Interest expense for the second quarter of 2006 was $29,189 higher than the same quarter of 2005, and interest expense for the first six months of 2006 was $524,092 higher than for the first six months of 2005. This variance reflects the issuance of $6,885,184 interest bearing note issued in March 2005 pursuant to the November 2004 subscription agreement. Specifically, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 12% interest rate for the 29,573,803 shares and accrued interest. The incremental interest recognized on this note for the second quarter 2006 was approximately $279,308. At June 30, 2006, our Company had approximately $12,601,987 of outstanding debt bearing an average interest rate of 15%, and at June 30, 2005, our Company had approximately $14,603,543 of outstanding debt bearing an average interest rate of 12%.

 Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2005, we raised an aggregate of $1,575,000 through five financing transactions. In the first six months of 2006, we completed several additional financing transactions, which provided us with $1,000,000 in funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2005, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

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

In April 2006, we obtained a financing commitment in the amount of $2.2 million from a group of our existing investors, for which $600,000 has been advanced. We expect to close the transaction in the next 90 days, subject to completion of certain closing conditions. Upon closing, the funds will be deployed to expand our Plum Mine operation in northern Nevada. Specifically, we plan to take over the mining operations from our contract miner and have committed $500,000 to conduct further exploration at the Plum property. We believe, with this additional financing, that we have sufficient resources to operate throughout the next twelve months.

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

Item 3. Controls and Procedures

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We do not believe that any internal control deficiencies due to lack of segregated accounting functions and limited accounting staff constitute material weaknesses because of the use of accounting personnel from the consolidated offices with our Plum Mine operation and use of outside consultants, along with oversight from our Audit Committee. We are also in the process of taking further corrective measures to remedy the deficiencies in future periods.

There have been no changes during the quarter ended June 30, 2006 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

On November 29, 2004, we moved for a temporary restraining order, or TRO, prohibiting Mr. Parent and his spouse from selling, transferring, assigning, or otherwise disposing of up to approximately 46,000,000 shares of our stock in their possession. After a hearing, at which the Parents appeared through counsel, the Honorable Anna M. Baca granted the motion, conditioned on the posting of an $8 million bond. We did not post the bond, and the TRO was subsequently dissolved.

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

At the end of June 2006, the Company settled its claims against Mr. Shaw for a $75,000 settlement and was in negotiations with another defendant for settlement.

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

Therefore, on February 28, 2005, our company filed a legal memorandum with the Court addressing these issues. In it, we pointed out that applicable federal securities laws require us to provide shareholders with current financial statements, which will not be available until June 30, 2005, and that Florida law and our company’s bylaws require that a record date be fixed in advance rather than in the past. On March 14, 2005, the Court held a hearing on these issues. After hearing argument of counsel, the Court indicated that it agreed with our position.

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

April 18, 2006 Order

On April 18, 2006, the United States District Court for the District of Arizona issued an Order Granting a Preliminary Injunction in favor of the Plaintiff which finally provided firm direction on several of the matters which were the subject of motions described above. The Order accomplished the following:

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

On July 31, 2006, the Court issued an order denying the Defendants’ Motion for New Trial (Reconsideration) which had requested that the Court vacate the April 18th order. The Motion was denied as the Defendants failed to demonstrate clear error or offer new evidence.

Degerstrom Suit

On April 11, 2006, in the First Judicial District Court, Storey County, Nevada, wherein N.A. Degerstrom, Inc. (“Degerstrom”) sued the Company on various counts, including breach of contract, quantum merit, foreclosure of mechanic's lien, and assertion that the Degerstrom lien has priority over all other liens on the Plum Mine property. The plaintiff claims damages in excess of $806,000 plus interest. The Company subsequently answered the Complaint and counterclaimed for breach of contract, breach of implied covenant of good faith and fair dealing, and for negligence, alleging damages in excess of $10,000.

The lawsuit arises out of a dispute as to how much the Company owes the Degerstrom for services provided. Pursuant to a December 27, 2005 agreement, the parties agreed that the amount to be paid by the Company to Degerstrom would be subject to volume reconciliation by aerial survey. According to Company management, pursuant to prepared aerial and ground surveys, the Company has been over-billed for amounts of ore and waste which have been hauled by Degerstrom. The results of the surveys are to be presented to the Court as evidence as to the Company’s affirmative defenses that it does not owe the amounts claimed by Degerstrom.

Additionally, the Company has what it believes to be valid counterclaims, arising out of activities of Degerstrom, including, but not limited to, negligent crushing of ore, failure to accurately measure and charge for waste and ore hauled and crushed, and failure to adequately man the job and provide sufficient equipment. These activities, as alleged in the Counterclaim, resulted in damages to the Company in excess of $10,000.

Degerstrom filed a mechanic's lien against the property of Plum, and at the time of filing of the Complaint, filed and recorded a lis pendens against the property of Plum based upon Degerstrom's claim. Counsel has advised management that the Company may challenge the lis pendens by asserting that the lis pendens is based upon a mechanic's lien which is overstated. However, the time is not ripe for the bringing of such a motion until the survey results have been presented and analyzed. Alternatively, Plum may request the court to establish a bond in an amount that would secure, pending litigation, Degerstrom's mechanic's lien claim. Typically, the court would charge one and one-half times the amount it found to be the mechanic's lien claim.

Management believes the ground and aerial surveys support a much lower amount of ore and waste which was processed by Degerstrom than is alleged in the Complaint, and if the Court accepts that volume reconciliation would be as established by such surveys (as is established in the written documentation between the parties), there is a reasonable probability of success in reduction, if not elimination, of the amount claimed by Degerstrom. However, until the Court rules on the method of volume reconciliation, it is premature to predict the probability of likelihood of success on the merits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

In connection with our acquisition of the Plum Mining Company, LLC, we issued a promissory note to the seller for $1 million (the balance of the purchase price). At June 30, 2006, the outstanding balance on the Note was $400,000. We are in default on this Note.

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

We are working with the above-referenced note holders to cure the defaults. The above referenced notes, including interest, have a total value of approximately $12,116,626 at June 30, 2006. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligations, there can be no assurance that such funding would be available.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of June 30, 2006 (Unaudited)

•	Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2006 and 2005 (Unaudited)

•	Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2006 and 2005 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)            Reports filed on Form 8-K during the quarter ended June 30, 2006:

(1)
A Report on Form 8-K was filed with the Securities and Exchange Commission on April 24, 2006 under Item 8.01 relating to the U.S. District Court for the District of Arizona’s issuance an Order in the matter of Faber v. Parent, which accomplished the following:

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

(2)	A report on Form 8-K was filed with the Securities and Exchange Commission on May 9, 2006 under Item 8.01 relating to disclosure of the first quarter net profit at Plum Mine.

(3)
A report on Form 8-K was filed with the Securities and Exchange Commission on August 10, 2006 under Items 5.01 and 8.01 relating to disclosure regarding an amendment to the Company’s Bylaws and an update to federal court litigation involving the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: August 14, 2006	By:	/s/ Robert T. Faber
	Name:	Robert T. Faber
	Title:	President and Chief Executive Officer

By:	/s/ Robert T. Faber
Name:	Robert T. Faber
Title:	Chief Financial and Accounting Officer