Form 10QSB/A
period 2006-06-30
GOLDSPRING INC
filed 2006-08-14
CIK 1120970

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,089
Accounts receivable, net	65,564
Prepaid expenses and other current assets	404,690
Inventories	-
Deferred financing fees, net	328,515
TOTAL CURRENT ASSETS	908,858

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,669,837
Plant, Equipment, Mine Development	880,755
TOTAL PROPERTY AND EQUIPMENT	2,550,592
OTHER ASSETS:
Reclamation deposit	377,169
Other	-
TOTAL OTHER ASSETS	377,169

TOTAL ASSETS	$3,836,619

The accompanying notes are an integral part of these financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$405,067
Accrued Expenses	1,345,597
Accrued liquidated damages	1,913,418
Accrued interest	940,625
Short-Term Lease Obligations	29,401
Current portion of long-term debt	12,490,052
TOTAL CURRENT LIABILITIES	17,124,160

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	111,935
Long-term Lease obligation, net of current portion	61,688
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	726,813
TOTAL LIABILITIES	$17,850,973

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 800,000,000 shares authorized , 800,000,000 shares issued and outstanding	$532,800
Treasury Stock	-
Additional paid-in capital	11,106,017
Accumulated deficit - Prior years	(23,524,302)
Accumulated deficit - Current year	(2,128,869)
TOTAL SHAREHOLDERS’ DEFICIENCY	(14,014,354)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,836,619

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended June 30,

	2006	2005
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$125,454	$691,861

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	-	-
Depletion, depreciation and amortization	140,010	80,899
Reclamation, Exploration and Test Mining Expenses	343,932	1,541,290
General and administrative	142,064	234,281
Other	113,372	174,196
TOTAL COSTS AND EXPENSES	739,378	2,030,666

OTHER INCOME (EXPENSE)
Other (See Note 6)		(985,835)
Interest expense	(497,812)	(468,623)
Interest income	-	-

NET LOSS	$(1,111,736)	$(2,793,263)

Net loss per common share - basic	$(0.0016)	$(0.011)

Basic weighted average common shares outstanding	712,649,897	243,982,021

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

NOTE 3 - NOTES PAYABLE STOCKHOLDERS

As of June 30, 2006, the Company is in default of the terms on outstanding notes payable with several of its note holders with principal balances due of $9,041,626 and accrued interest of $558,215.

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