Form 10QSB
period 2006-09-30
GOLDSPRING INC
filed 2006-11-13
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________

FORM 10-QSB

____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 800,000,000 shares of Common Stock, $0.000666 Par Value per share, as of November 10, 2006.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,413
Accounts receivable, net	45,619
Prepaid expenses and other current assets	220,008
Inventories	-
Deferred financing fees, net	868,975
TOTAL CURRENT ASSETS	1,330,015

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral Properties	1,619,837
Plant, Equipment, Mine Development	1,546,535
Accumulated Depreciation/Depletion	(731,469)
TOTAL PROPERTY AND EQUIPMENT	2,434,903
OTHER ASSETS:
Reclamation deposit	377,169
Other	-
TOTAL OTHER ASSETS	377,169

TOTAL ASSETS	$4,142,087

The accompanying notes are an integral part of these financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$293,106
Accrued Expenses	1,311,465
Accrued liquidated damages	1,913,418
Accrued interest	1,490,797
Derivative Liabilities	473,597
Short-Term Lease Obligations	29,401
Current portion of long-term debt	12,990,052
TOTAL CURRENT LIABILITIES	18,501,836

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	109,423
Long-term Lease obligation, net of current portion	53,766
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	716,379
TOTAL LIABILITIES	$19,218,215

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 800,000,000 shares authorized , 800,000,000 shares issued and outstanding	$532,800
Treasury Stock	-
Additional paid-in capital	11,105,751
Accumulated deficit - Prior years	(23,524,302)
Accumulated deficit - Current year	(3,190,377)
TOTAL SHAREHOLDERS’ DEFICIENCY	(15,076,128)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,142,087

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended September 30,

	2006	2005
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$379,845	$951,586

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	-	-
Depletion, depreciation and amortization	69,979	72,899
Reclamation, Exploration and Test Mining Expenses	668,617	1,061,186
General and administrative	112,029	102,140
Consulting and Professional Services	52,150	55,311
TOTAL COSTS AND EXPENSES	902,774	1,291,536

OTHER INCOME (EXPENSE)
Liquidated Damages (See Note 6 - Other Items: Liquidated Damages)	-	(1,758,676)
Other (See Note 6 - Other Items: Litigation)	65,000	-
Derivative - Change in Fair Value	114,326	-
Interest expense	(706,558)	(882,216)
Gain on Sale of Fixed Assets	1,500	-
	(525,752)	(2,640,892)

NET LOSS	$(1,048,661)	$(2,980,842)

Net loss per common share - basic	$(0.0013)	$(0.011)

Basic weighted average common shares outstanding	800,000,000	278,751,210

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month periods ended September 30,

	2006	2005
	(Unaudited)	(Unaudited)

REVENUE FROM GOLD SALES	$991,105	$2,155,538

COSTS AND EXPENSES
Costs Applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)	-	-
Depletion, depreciation and amortization	216,379	229,584
Reclamation, Exploration and Test Mining Expenses	1,384,227	3,870,316
General and administrative	369,166	779,372
Consulting and professional services	405,338	717,774
TOTAL COSTS AND EXPENSES	2,375,110	5,597,046

OTHER INCOME (EXPENSE)
Disposal of Assets	106,897	_
Liquidated Damages (See Note 6 - Other Items: Liquidated Damages)	-	(4,619,144)
Other (See Note 6 - Other Items: Litigation)	85,000	-
Derivative - Change in Fair Value	114,326	-
Interest expense	(2,097,651)	(1,605,587)
Interest income	-	13,526
	(1,791,428)	(6,211,205)

NET LOSS	(3,175,433)	(9,652,713)

Net loss per common share - basic	$(.005)	$(.042)

Basic weighted average common shares outstanding	643,483,944	232,206,184

The accompanying notes are an integral part of these financial statements

GOLDSPRING, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30,

	2006 (Unaudited)	2005 (Unaudited)
Cash flows from operating activities:
Net loss (before taxes)	$(3,175,433)	$(9,652,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	460,290	229,584
Liquidated damages from November 2004 restructuring converted into common stock	-	4,619,144
Interest expense related to the November 2004 restructuring paid with common stock	1,574,582	986,008
(Increase) Decrease in operating assets:
Finished goods inventory	52,000	177,486
Inventory	-	18,961
Prepaid and other current assets	(192,508)	115,796
Other assets	(45,619)	-
Increase (decrease) in operating liabilities:
Accounts payable	(973,968)	600,148
Accrued expenses	950,579	99,441
Accrued liquidated damages	-
Accrued interest	168,878	439,712
Derivative Liabilities	(59,634)	-
Other	41,112	105,370
Total Adjustments to Reconcile Net Loss Used in Operating Activities	1,990,656	7,391650
Net cash used in operating activities	(1,199,721)	(2,261,063)
Investing activities:
Equipment deposit	-	(10,000)
Acquisition of plant, equipment and mineral properties	25,969	(369,150)
Net cash used in investing activities	25,969	(379,150)
Financing activities:
Proceeds from financing, net	1,500,000	885,410
Issuance of Note for Acquisition of Mining Claims	-	160,000
Principal payment Note Payable	(157,700)	(244,752)
Net Cash flows provided by financing activities	1,342,300	800,658
Net Increase (Decrease) in cash	168,548	(1,839,555)
Cash - beginning of period	26,865	1,951,802
Cash - end of period	$195,413	$112,247

Supplemental disclosures of non-cash investing and financing activities:

Issuance of notes for liquidated damages for failure to deliver shares	$-	403,175
Issuance of notes for mandatory redemption payment (See Note 6)	$-	$6,885,184
Purchase and cancellation of Company’s Common Stock in connection with the mandatory redemption payment (See Note 6)	-	6,801,975
Issuance of Common Stock for Acquisition of Mining Claims	-	150,000
Issuance of Note for Acquisition of Mining Claims	-	-
Conversion of debt into common shares	4,449,490	885,812
Issuance of common stock for interest expense	1,574,582	989,008
Issuance of common stock for liquidated damages	-	2,983,952

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2005.

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

Convertible Notes - Derivative Financial Instruments

The Convertible Notes, both payable and receivable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments (for which formal loan agreement signed as of August 23, 2004) have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

•	Winfield Debenture Payable issued 5/18/06 in the face amount of $300,000
•	Winfield Debenture Payable issued 6/21/06 in the face amount of $300,000
•	Winfield Debenture Payable issued 8/23/06 in the face amount of $300,000
•	Longview Debenture Payable issued 8/24/06 in the face amount of $300,000

The Company has identified the above debentures have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative assets or liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a lattice model based on a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by the note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties may require the Company to account for the debt or equity instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

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

Inventories

We state inventories at the lower of average cost or net realizable value. At September 30, 2006 and 2005, our inventories consisted of $0 and $32,457, respectively, of doré and bullion in our accounts at refineries. At September 30, 2006, we had $ 0 of supplies and reagents compared to $29,785 at September 30, 2005. We were unable to estimate our in-process inventories at September 30, 2006, as our gold production processes are still in their inception stage, and we do not yet have sufficient data available to accurately calculate in-process inventory. We value inventories at the lower of full cost of production or net realizable value based on current metals prices. We determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products.

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

Net Loss

Net loss numbers in the Statement of Operations do not give effect to any domestic or foreign tax benefits.

Stock Issued For Services

We base the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable. We have not issued stock for services in the first three quarters of 2006 and do not intend to do so during the remainder of 2006, although we may issue options to an executive officer during the fourth quarter of 2006 as a bonus.

Deferred Financing Charges

During the first three quarters of 2006 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $107,500. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the three and nine month period ended September 30, 2006 we recognized $100,273 and $243,909 respectively of interest expense related to the amortization of deferred financing fees.

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the periods ended September 30, 2006 and 2005, we had net losses for which the affect of common stock equivalents would be anti-dilutive, accordingly only basic loss per share is presented.

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

NOTE 3 - NOTES PAYABLE STOCKHOLDERS

As of September 30, 2006, the Company is in default of the terms on outstanding notes payable with several of its note holders with principal balances due of $9,041,625 and accrued interest of $952,198.

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

During the three months ended September 30, 2006, the Company did not issue any shares of Common Stock.

NOTE 5 - WARRANTS

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2006	58,190,101	$0.155
Warrants issued during the period	12,631,579	0.0053
Warrants expired during the period	-	-
Warrants exercised during the period	-	-
Balance - September 30, 2006 (all exercisable)	70,821,680	$0.1283

NOTE 6 - OTHER ITEMS

LIQUIDATED DAMAGES

For the first three quarters of 2005 (ended September 30, 2005), we recorded liquidated damages expenses due to investors of our March 2004 offering and subsequent November 30, 2004 restructuring as follows:

Liquidated damages relating to:
November 30, 2004 Non-Registration Provisions	$4,520,615
Failure to timely deliver shares upon notice of converting note holders	98,529
$4,619,144

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

Mr. Treminio has since been dismissed from the suit in accordance with the terms of a prior settlement agreement between Mr. Treminio and GoldSpring, Inc.. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell, Mr. Doyle and Ecovery, Inc. have filed answers and generally denied the allegations of the complaint. Mr. Shaw satisfied his financial obligations, related to the terms and conditions of the settlement agreement, in early November 2006.

At the end of June 2006, the Company settled its claims against Mr. Shaw for a $75,000 settlement and was in negotiations with another defendant for settlement.

During the third quarter, the Company entered into a settlement with another defendant, requiring a cash payment, which has not yet been paid.

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

In concluding that the Preliminary Injunction should issue, the Court stated, “The Court is specifically concerned about the irreparable injury that would occur to GoldSpring and its shareholders and investors if Defendants [Mr. Parent, his wife, Jerrie W. Gasch, and Purnendu K. Rana Medhi] are permitted to manage the corporation. There is substantial evidence of Parent’s wrongdoing in his former position as CEO of GoldSpring, such as his misappropriation of corporate assets for his personal use. The Defendants’ attempt to rescind the financing transaction that was approved at the Board of Directors meeting on November 30, 2004 could adversely impact GoldSpring’s ability to meet its obligations under the agreement. Rescission of the refinancing transaction would prove detrimental for GoldSpring because the corporation would be forced to pay the $200,000.00 monthly penalty for failing to file the S-1 Registration with the SEC within ninety (90) days of the March 22, 2004 agreement between GoldSpring and various investors. This penalty had accrued to over $1,000,000.00 as of November 30, 2004.”

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

In August 2006, Defendants Steve and Judy Parent filed a notice of appeal from the Court’s order denying defendants’ motion for a new trial on the Preliminary Injunction Order to the Ninth Circuit Court of Appeals. Defendants Steve and Judy have filed their initial brief, and Plaintiffs’ reply brief is due to be filed by the end of November 2006.  The Ninth Circuit will presumably schedule oral argument after the appeal is fully briefed, which may occur as early as January 2007.

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

During the third quarter, there was little activity in this lawsuit, other than the beginning of discovery by the parties.

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

$1,900,000 Convertible Debenture Financing

On August 23 - 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. To date, $1,200,000 of the $1,900,000 has been funded by the investors.

The notes issued are as follows:

•	Winfield Debenture Payable issued 5/18/06 in the face amount of $300,000
•	Winfield Debenture Payable issued 6/21/06 in the face amount of $300,000
•	Winfield Debenture Payable issued 8/23/06 in the face amount of $300,000
•	Longview Debenture Payable issued 8/24/06 in the face amount of $300,000

In addition, the investors were issued the warrants based upon the following formula (20,000,000)($face amount of debenture/$1,900,000).

The holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the notes into shares of common stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the notes on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the notes. The value of the discount on the converted notes on the books is being accreted over the term of the notes. As of the dates of issuance, the Company accreted $579,787 of debt discount, and as of September 30, 2006, the Company accreted $533,233 of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants was $99,411 at the date of issue and $56,617 as of September 30, 2006. These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value of $488,512.

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. At September 30, 2006, the estimated fair value of the debt features was approximately $416,980.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the company.

Because the terms of the convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Accordingly, at September 30, 2006 and September 30, 2005, we classified the following convertible debentures as current liabilities as follows:

	September 30, 2006	September 30, 2005
Convertible Debentures Payable-Investors	$2,799,219	6,453,591
Convertible Debentures Payable- Mandatory Redemption payment	$5,886,059	6,885,184
Convertible Debentures Payable- Failure to Deliver Shares	$356,348	356,348
Total	$9,041,626	13,695,123

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

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust. As of September 30, 2006 we had failed to make any monthly payments on the notes and are in default.

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

The notes share a security interest with the Winfield notes issued in July 2004. As of September 30, 2006 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—December Financing

In December of 2005, we borrowed $375,000 from Longview Fund L.P., a major shareholder, and $200,000 from Merriman Curhan Ford & Company. The notes accrue interest at 16% per annum, are uncollateralized and was payable including accrued interest on or before March 15, 2006 and has not been repaid

Promissory Notes Payable—First Quarter 2006 Financing

In the first quarter of 2006, we borrowed $400,000 from Longview Fund L.P., a major shareholder. The notes accrue interest at 16% per annum and are unsecured. The expiration date on the notes has been extended pending closing of a formal extension during November 2006.

Accordingly, at September 30, 2006 we classified the following notes payable as current liabilities as follows:

September 30, 2006
Promissory Notes Payable-July Financing	$1,200,000
Promissory Notes Payable-September Financing	300,000
Promissory Notes Payable-December Financing	575,000
Promissory Notes Payable-first quarter 2006 Financing	400,000
Promissory Notes Payable-second quarter 2006 Financing	600,000
Promissory Notes Payable - third quarter 2006 Financing	600,000
Total	$3,675,000

Notes Payable- Plum Mine

We have a non-interest bearing note payable to a shareholder related to our purchase of the Plum Mining property. The note is payable in ten quarterly payments through September 2006.

Notes Payable- Seller Note

In connection with our acquisition of the Justice, Woodville and Keystone patented claims we issued a promissory note to the seller for $160,000. The note is payable in ten quarterly payments through June 2008.

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At September 30, 2006 and September 30, 2005, we had the following amounts due under the financings as follows:
	September 30, 2006	September 30, 2005
Short-term Debt-Current Plum Mine	$9,426	8,649
Short-term Debt-Current Seller Note	264,000	464,000
Other short-term Debt-Current	$-	-
Total	$273,426	472,649

	September 30, 2006	September 30, 2005
Long-term Debt-non current Plum Mine	$26,223	36,795
Long-term Debt-non current Seller Note	83,200	96,000
Other Long-term Debt -Non-current	-	-
Total	$109,423	132,795

Principal payments on long-term debt related to equipment financing for the next five years are as follows:

2006 (last three months)	$2,555
2007	10,677
2008	11,441
2009	10,976
2010 and thereafter	0

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At September 30, 2006 and September 30, 2005 we classified the following notes payable as current liabilities as follows:
	September 30, 2006	September 30, 2005
Convertible Notes Payable	$9,041,626	13,695,123
Promissory notes	3,675,000	1,500,000
Total	$12,716,626	15,195,123

Summary of Notes Payable

At September 30, 2006 and September 30, 2005 our notes payable balances were:

	September 30, 2006	September 30, 2005
Convertible Debentures	$9,041,626	13,695,123
Promissory Notes Payable	3,675,000	1,500,000
Other Notes Payable	$273,426	472,649
Total Current portion of long-term debt	$12,990,052	15,667,772

	September 30, 2006	September 30, 2005
Long-term Debt-non current Plum Mine	$26,223	36,795
Long-term Debt-non current Seller Note	83,200	96,000
Other Long-term Debt -Non-current	-	-
Total Long-term debt, net of current portion	$109,423	132,795

NOTE 8 - SUBSEQUENT EVENTS

Litigation

The Company was successful on three separate motions heard in its State Court Lawsuit on October 13, 2006. The Court denied a motion filed by Defendants to strike the testimony of a key witness, as well as denying Defendants’ motion for summary judgment on the conspiracy counts. Lastly, the Plaintiffs’ motion to compel key Defendant, Ron Haswell, to turn over various brokerage and banking records pertaining to the matters at issue in the lawsuit was granted, further ordering Haswell to pay for attorney costs associated with Plaintiff’s request for these records. The next key date in the case is hearing is scheduled for January 19, 2007 to address several summary judgment and related motions.  A new trial date has not yet been set in the case.  Also in the State Court Lawsuit, Mr. Shaw satisfied his financial obligations, related to the terms and conditions of the settlement agreement, in early November 2006.

Amendment to Bylaws

Effective as of October 6, 2006 , the Company has amended Article II, Section 12 of its Bylaws so that the record date for the taking of any action by shareholders may be a date within 180 days of the date of action, as opposed to the 120 day limitation previously set forth in the Bylaws.

Written Consent in Lieu of Special Meeting of Shareholders

On or about September 10, 2006, the Company caused a Definitive Schedule 14A to be delivered to all of its shareholders with regard to the following four matters: (i) increase of authorized shares to 5,000,000; (ii) implementation of its 2006 Stock Option and Incentive Plan; (iii) reincorporation in the State of Nevada; and (iv) approval of a reverse stock split of the Company’s Common Stock, as determined by its Board of Directors, in a ratio of 1:200. The Company has received the requisite consent to pass all four matters, and will complete its formal count and announce actual results through a filing on Form 8-K. It anticipates amending its Articles of Incorporation to increase its authorized shares to 5,000,000,000 on or about November 15, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended September 30, 2006, as well as our future results.

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

We started to reap the benefits of the operational improvement program that we initiated in 2005, including our first reported net profit for the first quarter of 2006. This program began with a complete review of every facet of the operation to insure maximum efficiency. We have nearly completed our review of the various processes and have implemented several changes, which have increased efficiencies. Most recently, we have made the decision to take over our mining operations, which are currently being performed by an outside contractor. Although we had planned to have our mining operation completely in place by the end of May 2006, delays in financing have dictated that we rely on contract mining assistance through the end of November. However, when we do take over operations, based on our mine plan and internal calculations and reach our targeted production numbers, we expect our production cost to be less than $350 per ounce.

Our first quarter production was hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we ceased mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. The necessary level was reached in late June, which is when mining resumed.

Due to the five month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter were markedly lower in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. However, as mining activities recommenced in late June, the fourth quarter should yield comparatively favorable revenue results. The third quarter marked the recommencement of mining activities. Recent focus has including (i) ramping up of mining and processing on a continued basis; (ii) stockpiling of ore for processing during inclement weather; and (iii) transition preparation for December 1, 2006 takeover of mining operations by the Company’s own staff. Furthermore, significant fluid management steps have been taken to avoid another shut down of activity as experienced during the first five months of 2006.

Our Company has been involved in litigation with its founder since late 2004 when he attempted a takeover of the Company through a purported consent solicitation in violation of federal securities laws. On April 18, 2006, the United States District Court for the District of Arizona issued an Order Granting a Preliminary Injunction, which stayed the implementation of the Consent Resolutions purportedly passed on December 9, 2004 (a subsequent Motion by the Defendants for reconsideration of the Order was denied on July 31, 2006). The Court’s decision also provides clarity to our investors and shareholders regarding control and direction of the Company. The Defendants did appeal the denial of the reconsideration of the order, and the appeal is pending in the 9th Circuit. The Company is using its best efforts to not permit the ongoing appeal to distract attention from operations and is fairly confident that the appeal will be denied which should put an end to the litigation. Nonetheless, we continue to seek financing to meet our working capital needs and fuel our growth.

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

Results of Operations and Operational Plan

Operational Improvements

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We did not and have not since established reserves on this exploration project; therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities is to improve efficiencies and increase test mining production at our Plum Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year and into 2006. In November 2005, we retained licensed mining engineer Jim Golden (who became COO in 2006) to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Our process improvement team, led by Jim Golden, is to be commended for their excellent progress to date.

Furthermore, Mine Development and Associates of Reno, Nevada has nearly completed a detailed mine plan and a reserve report for the Plum Mine. In the third quarter, management determined that its limited resources would be better allocated to mining activities rather than to the completion of the feasibility report; hence, a decision was made to delay completion of the feasibility report until such time as sufficient resources exist. In a further effort to reduce costs and increase efficiencies, we have decided to take over the mining operations from our outside contractor. We expect to complete this transition by the end of November 2006. We originally targeted May 2006 to take over mining activities, but weather problems caused delays in production , thus causing the transition to be rescheduled to November / December 2006. We have successfully negotiated a mutual working arrangement to cover those activities through November 2006, and we paid the contractor a $350,000 deposit for the initiation of mining and as a partial down payment for acquisition of the contractor’s mining fleet at the end of November 2006. When we do take over operations, based on our mine plan and internal calculations and hit our targeted production numbers, we expect our production cost to be less than $350 per ounce. All of the aforementioned factors should yield more consistent and sustainable operational results.

In the third quarter, we continued to implement changes to our crushing system, including:

•	Changing of die designs for our primary crusher to further reduce the nominal size of material placed on the leach pad resulting in better metal recovery.
•	Refurbishment of our conveyor stacking system reducing downtime and improving efficiencies.

•	Purchase of a previously leased Cat 980B Front End Loader for feeding the crushing plant, further reducing operating costs at the crusher.

The third quarter also brought changes to the processing systems, including:

•	Modification of the fluid management system to ensure normal plant operations during the Winter and Spring of 2007.
•
Initiation of steps to replace the electric furnace in the refinery with an efficient propane gas furnace. This change, which is scheduled to be completed in the fourth quarter, will reduce electrical demand and downtime due to electrical part failures.

Operational Details

The third quarter recommencement of processing, after a five month hiatus in the ability to add cyanide to the leach pad, yielded 656 ounces of gold and 2,829 ounces of silver sold.

The major operational goal for the third quarter was to stabilize mining operations and prepare for the takeover of mining from the third-party contractor on December 1, 2006. During the quarter, the two 35 ton Wabco hauling vehicles were replaced by four 50 ton Euclid hauling vehicles allowing us to increase the daily tons mined. In September, we concluded an agreement with our contractor to purchase the mining fleet consisting of these four R-50 Euclid Trucks, one Cat 988B Front End Loader and one Drilltech D25k Blast Hole Drill, thus rounding out a major portion of our equipment needs. As part of the purchase, the contractor is responsible for the cost of all maintenance and repairs performed on the equipment prior to December 1, 2006. We believe this planned change will stabilize the mining activities, reduce costs, maximize efficiencies and enhance production. Furthermore, we are cross training our employees to be able to perform both crushing and mining operations in an effort to reduce duplication of personnel and improve overall productivity.

In September 2006, we began pre-stripping an estimated 200,000 tons of waste from the “Lucerne” Pit. We expect drilling, and blasting to remove this waste material from the “Lucerne” Pit to continue through the balance of the fourth quarter. By January 2007, we anticipate reaching the mineralized zone which should ensure mining at a sustainable and predictable rate for the next few years based on the most recent mine plan received from Mine Development Associates of Reno, Nevada. All of our efforts in exploration, mining, crushing, and processing are focused on attaining our goal to reach a sustainable level of mining to reach production of 1,000 ounces of gold per month beginning in later part of the first quarter or the second quarter of 2007. We continue to upgrade personnel and deploy professional consultants on an as-need basis to improve our operations with the longer term effect of goal achievement.

We continue to look for opportunities to expand our footprint and leverage our assets at the Plum mine. We are in ongoing negotiations with a company for which we would crush and process ores from their nearby pit on a “put or pay” contract basis. We anticipate completing negotiations and entering into a formal contract before the end of December, 2006.

Exploration Details

The Company continues to make favorable progress, with the help of its consultants and staff, in exploration efforts with respect to its claims and Comstock Mining District. Ongoing mapping of the Plum Mine pit confirms that a large amount of mineralized material should exist between the Billie the Kid Pit and the Lucerne Pit, where there has been no previous drilling. We will be converting our Blast Hole Drill to reverse circulation drilling capabilities (which allow for drill holes to depths of 1,000 feet) to enhance exploration capabilities.

Placer Claims, Water Rights, and Mineral Permits

We originally became a mineral company through an acquisition of unpatented placer mineral claims and the Big Mike copper claims in June 2003 from Ecovery, Inc. Specifically, that acquisition provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper property. This acquisition did not include any real property rights. In November 2003, we acquired the Plum mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims. In a separate transaction, we obtained mineral permits in Alberta, Canada in May 2004. The Big Mike Copper property is located in Pershing County, Nevada. It covers a total of 310 acres and consists of 17 unpatented lode claims and one placer claim. We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. The property includes an open pit, mineralized material in a stockpile and waste dumps. At the end of September 2006, it entered into a ten year lease with a local company, controlled by a former GoldSpring director, for a 10 year lease of all of its mining claims for its Big Mike copper mine. The Lease calls for a $50,000 initial payment, which is scheduled to be made at the beginning of this week to cover royalty payments due for the first two years of the lease term. Additionally, the lessee must pay Goldspring $75,000 when a production permit is awarded, and $125,000 when commercial mining commences. Additionally, the lessee agrees to a work expenditure of $300,000 for environmental and engineering matters in the first twelve months of the lease During the term of the lease, Goldspring will also receive a production royalty of between 3% and 5% of net returns from copper mining, dependent on the price of copper.

Comparative Financial Information

	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005	Difference
Revenue	$991,105	$2,155,538	$(1,164,433)

Reclamation, Exploration and Test Mining Expense	1,384,227	3,870,316	(2,486,089)

General and Administration	369,166	779,372	(410,206)

Consulting and Professional Service	405,338	717,774	(312,436)

Liquidated Damages	-	4,619,144	(4,619,444)

Interest Expense	(2,097,651)	(1,605,587)	492,064

Derivative - Change in Fair Value	114,326	-	114,326

Net Loss	($3,175,433)	($9,652,713)	$6,477,280

	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Difference
Revenue	$379,845	$951,586	$(571,741)

Reclamation, Exploration and Test Mining Expense	668,616	1,061,186	(392,570)

General and Administration	112,029	102,140	9,889

Consulting and Professional Service	52,150	55,311	(3,161)

Liquidated Damages	-	(1,758,676)	(1,758,676)

Interest Expense	(706,558)	(882,216)	175,658

Derivative - Change in Fair Value	114,326	-	114,326

Net Loss	($1,048,661)	($2,980,842)	$1,932,181

During the first nine months of 2006, we sold 1779 ounces of gold at an average price of $572.42 per ounce compared to gold sales of 8057 ounces at an average price of $576.61 per ounce for the same period of 2005. Our gold production for the first nine months of 2006 was adversely impacted by the weather conditions from mid December 2005 through February 2006. The accumulation of precipitation during this period filled our leach ponds, including our one hundred year storm pond, to capacity preventing us from adding additional reagents to our leach pads, which slowed production. In early January, we ceased mining since we could not efficiently leach any new material further reducing production. We did not have significant production in the second quarter as in the first because the cessation of mining in January left us with no raw product available, and all of our stockpiled ore was depleted during the first quarter of 2006.

Test Mining Expenses in the third quarter of 2006 were $392,570 less than for the third quarter of 2005. Test Mining Expenses for the first nine months of 2006 were $2,486,091 less than for the first nine months of 2005. In early 2005 we initiated an operational improvement program. This program focused on enhancing the efficiencies of each of our processes as well as insuring we had the right personnel. We believe we are now starting to experience the benefits of the operational improvement program. We expect to realize further improvements in the upcoming months.

General and administrative expenses in the third quarter of 2006 were $9,889 more than in the third quarter of 2005. General and administrative expenses for the first nine months of 2006 were $410,206 less than for the first nine months of 2005. The marked decrease in general and administrative expenses for the nine month comparison period, with essential equal numbers for the three month comparison period, is based primarily upon the relocation of our corporate office to the Plum Mine and the consolidation of functions reducing the number of corporate employees, which took effect in the third quarter of 2005.

The $312,436 variance in consulting and professional services between the period consisting of the first nine months of 2006 compared to the period consisting of the first nine months of 2005 reflects a reduction in legal fees. In the first quarter 2005, we expensed approximately $180,000 of legal fees incurred by our Company’s founder during his purported takeover of our Company in December 2004.

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

Interest expense for the third quarter of 2006 was $230,348 lower than the same quarter of 2005, and interest expense for the first nine months of 2006 was $437,374 higher than for the first nine months of 2005. This variance reflects the issuance of $6,885,184 interest bearing note issued in March 2005 pursuant to the November 2004 subscription agreement. Specifically, we received a mandatory redemption payment demand relating to our failure to deliver stock certificates representing 29,573,803 shares of our common stock. Under the mandatory redemption payment provisions of the November 2004 subscription agreement, we repurchased the 29,573,803 shares of common stock at $0.23 per share, or $6,801,975. We issued a secured convertible note in the aggregate amount of $6,885,184 with a 18% interest rate for the 29,573,803 shares and accrued interest. The incremental interest recognized on this note for the third quarter 2006 was approximately $274,765. At September 30, 2006, our Company had approximately $13,099,476 of outstanding debt bearing an average interest rate of 21.6%, and at September 30, 2005, our Company had approximately $15,800,537 of outstanding debt bearing an average interest rate of 22%.

 Liquidity and Capital Resources

We continue to actively seek additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2005, we raised an aggregate of $1,575,000 through five financing transactions. In the first nine months of 2006, we completed several additional financing transactions, which provided us with $1,600,000 in funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2005, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

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

In April 2006, we obtained a financing commitment in the amount of $2.2 million from a group of our existing investors, which ended in a $1.9 million financing of which $1,200,000 has been advanced. We expect to close the transaction in the next 90 days, subject to completion of certain closing conditions. Upon closing, the funds will be deployed to expand our Plum Mine operation in northern Nevada. Specifically, we plan to take over the mining operations from our contract miner and have committed $500,000 to conduct further exploration at the Plum property. We believe, with this additional financing, that we have sufficient resources to operate throughout the next twelve months.

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

There have been no changes during the quarter ended September 30, 2006 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

In the same ruling, Judge Baca stated that “there are serious conflicts in the continued representation of the Parents in this lawsuit by Gust Rosenfeld.” The Court was referring to the fact that Parent had hired Gust Rosenfeld as our counsel after purportedly taking over our company on December 9, 2004. The Court therefore ordered further briefing on whether Gust Rosenfeld should be disqualified as the Parents’ counsel. Shortly thereafter, on March 28, 2005, Gust Rosenfeld voluntarily withdrew as the Parents’ counsel. The Parents have since retained new counsel. The discovery process is currently ongoing.  Mr. Treminio has since been dismissed from the suit in accordance with the terms of a prior settlement agreement between Mr. Treminio and GoldSpring, Inc.. Mr. Shaw filed an answer, in pro per, on April 6, 2005, and generally denied the allegations of the complaint. Mr. Haswell, Mr. Doyle and Ecovery, Inc. have filed answers and generally denied the allegations of the complaint.

At the end of June 2006, the Company settled its claims against Mr. Shaw for a $75,000 settlement and was in negotiations with another defendant for settlement. Mr. Shaw satisfied his financial obligations, related to the terms and conditions of the settlement agreement, in early November 2006.

During the third quarter, the Company entered into a settlement with another defendant, requiring a cash payment, which has not yet been paid.

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

In August 2006, Defendants Steve and Judy Parent filed a notice of appeal from the Court’s order denying defendants’ motion for a new trial on the Preliminary Injunction Order to the Ninth Circuit Court of Appeals. Defendants Steve and Judy have filed their initial brief, and Plaintiffs’ reply brief is due to be filed by the end of November 2006.  The Ninth Circuit will presumably schedule oral argument after the appeal is fully briefed, which may occur as early as January 2007.

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

During the third quarter, there was little activity in this lawsuit, other than the beginning of discovery by the parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

In connection with our acquisition of the Plum Mining Company, LLC, we issued a promissory note to the seller for $1 million (the balance of the purchase price). At September 30, 2006, the outstanding balance on the Note was $400,000. We are in default on this Note.

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

We are working with the above-referenced note holders to cure the defaults. The above referenced notes, including interest, have a total value of approximately $ 9,,041,625 at September 30, 2006. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligations, there can be no assurance that such funding would be available.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of September 30, 2006 (Unaudited)

•	Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2006 and 2005 (Unaudited)

•	Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2006 and 2005 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)            Reports filed on Form 8-K during the quarter ended September 30, 2006:

(1)
A Report on Form 8-K was filed with the Securities and Exchange Commission on August 10, 2006 under Items 5.03 and 8.01 (i) amending the Company’s Bylaws so that so that the record date for the taking of any action by shareholders may be a date within 120 days of the date of action, as opposed to the 70 day limitation previously set forth in the Bylaws, and (ii) reporting that the United States District Court for the District of Arizona in Faber v. Parent, et al. issued an order denying the Defendants’ Motion for New Trial (Reconsideration) which had requested that the Court vacate the April 18th order.

(2)
A report on Form 8-K was filed with the Securities and Exchange Commission on August 29, 2006 under Item 1.01 reporting that Effective as of August 23, 2006, registrant entered into a  $1.9 million financing package with several institutional investors. The terms of the financing call for issuance of $1.9 principal amount of convertible notes secured by a pledge of all of the membership interests in a limited liability company, which is a wholly owned subsidiary of registrant and will hold all of the right, title and interest in and to the registrant’s Plum Mine property. The investors are also to be issued warrants to purchase up to 24,000,000 shares of registrant’s common stock which shall bear a term of five years from the date of funding and be exercisable at a price equal to the then applicable conversion price for the convertible notes.  Of the $1.9 million, $1.3 has been funded to date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC.
(Registrant)

Date: November 13, 2006	By:	/s/ Robert T. Faber
	Name:	Robert T. Faber
	Title:	President and Chief Executive Officer

By:	/s/ Robert T. Faber
Name:	Robert T. Faber
Title:	Chief Financial and Accounting Officer