Form 10KSB
period 2006-12-31
GOLDSPRING INC
filed 2007-04-16
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-32429

GOLDSPRING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	7389	65-0955118
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer's revenues for the most recent fiscal year: $1,225,013

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 30, 2007: $4,349,600

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,178,751,631 shares of Common Stock, $0.000666 Par Value, as of March 30, 2007

TABLE OF CONTENTS

PART I

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Description of Business - Risk Factors.”

PART I

Item 1. Description of Business

Overview

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum mine; and maximize cash flow and the return for our shareholders.

2006 has been a year filled with challenges for our Company. In addition to trying to bring our Plum Mine operation into profitable production, we have continued to experience the costs and distractions of the litigation between the Company and its founder that has impacted our Company since December 2004. The litigation continued through 2006 as a major drain on our scarce capital and human resources. (See Part I, Item 3, “Legal Proceedings” for a detailed discussion.) In March 2007, we reached a settlement with our former director putting behind us this legal matter and allowing our management to focus on building a successful, profitable operation. We are actively seeking financing to meet our working capital needs and fuel our growth. If we are unable to secure such financing, we may be unable to continue as a going concern.

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

Our Plum exploration activities include open pit gold and silver test mining. As defined by SEC Industry Guide 7, we have not yet established any proven or probable reserves at this project. Therefore, all of our activities are considered test mining and exploratory in nature. Test mining at Plum commenced in the third quarter of 2004. We have not as yet explored or developed our Como claims. We also have not completed any exploratory activities on our Gold Canyon, Spring Valley, or Big Mike properties. We have not established reserves on any of these properties. Therefore, there can be no assurance that we will be able to produce sufficient gold to cover our investment and operating costs.

Employees

We approximately have 18 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our operation, including project evaluation, due diligence, and acquisition initiatives.

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

Officers of our Company

Robert T. Faber, CPA*  has served as President and Chief Executive Officer of our company since September 2004 and Chief Financial Officer since June 2003. Mr. Faber is an executive with 20 years of diverse senior financial and operational management, business and acquisition experience, including 10 years of international experience. Mr. Faber was named Chief Executive Officer and President of GoldSpring in September 2004. Prior to his appointment, he had served as Chief Financial Officer since June 2003. Mr. Faber served from 2002 until 2003 as Vice President of United Site Services, Inc., a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. (*Not licensed to practice)

Jim Golden has served as the Company’s COO since May 2006. Mr. Golden, who is a licensed mining engineer, has over twenty years of experience in the mining industry, including ten years with Peter Kiewit's mining division, where he was a district manager. A graduate of Montana Tech, Mr. Golden has owned his own consulting firm since 1990, where he has provided consulting services throughout the world for over 50 mining companies.

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

$2,220,000 Convertible Debenture Financing

On August 23 - 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2007, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, one of the lenders has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust . As of December 31, 2006, $1,300,000 of the $2,200,000 has been funded by the investors.

The notes issued are as follows:

•	Winfield Debenture Payable issued 5/18/06 in the face amount of $300,000

•	Winfield Debenture Payable issued 6/21/06 in the face amount of $300,000

•	Winfield Debenture Payable issued 8/23/06 in the face amount of $300,000

•	Longview Debenture Payable issued 8/24/06 in the face amount of $300,000

•	Winfield Debenture Payable issued 12/12/06 in the face amount of $100,000

The aggregate total of 2006 financing transactions was $1,700,000.

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

Inability to raise sufficient funds to increase growth

Our recent financings have only provided capital to continue existing operations but not to continue significant exploration and growth. Without the ability to attract sufficient amounts of capital at any one time, it is unlikely that we can achieve profitability in the foreseeable future.

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

Our corporate officers lack sufficient technical training and mining experience.

 Our corporate officers lack technical training and experience in operating a mine. Although Jim Golden, our COO, is a licensed mining engineer, with substantial mining experience we may lack sufficient qualified support personnel to effectively manage our mining operation . Without sufficient training or experience in all areas, our corporate officers may not be fully aware of all of the specific requirements related to working within the mining industry. The decisions of our corporate officers may not take into account standard engineering or managerial approaches that operating mining companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to corporate officers’ lack of experience in the mining industry.

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

At December 31, 2006, we had outstanding 958,938,940 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At December 31, 2006, these notes and warrants were convertible into or exercisable for a total of approximately 3.002 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

In addition to the mineral leases, we hold 20 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. As of December 31, 2006, the outstanding balance of the note was $250,000.

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

Description of Equipment and other Infrastructure Facilities

During 2006 GoldSpring used a mining contractor to dig material from the Billie the Kid pit. The contractor used 50 ton Euclid haul trucks to haul the mineralized materials from the Billie the Kid/Lucerne open pit to the crushing and process facility located in the northeast corner of the property. The mineralized material is crushed, screened, and agglomerated in a self-contained portable crushing plant. The mineralized material is fed to a plate feeder by a front-end loader. The feeder provides a steady feed to a Pioneer jaw crusher where material is crushed to -3” minus. Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pug mill feed conveyor which is then transported to the leach pads. A dilute cyanide solution is then applied to the mineralized material on the leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the 300 gpm Merrill-Crowe recovery plant. The resulting zinc precipitate collected in the presses is dried and smelted on the property using an electric furnace to produce gold dore.

Our third-party contract mining company owns and provided the haul trucks, front end shovel, loaders and blade. We own the Merrill-Crowe gold precipitation plant, the agglomerator, crushers, screen, water truck, generators, dozers, cement silo with a screw feeder, and conveyors. The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than two years old. The total book value of our equipment associated with the Billie the Kid and the Lucerne facilities is approximately $1,500,000.

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

It should also be noted that the above-stated tonnage of mineralized material does not reflect waste dilution during test mining or metal value losses in processing. Nor do the above numbers reflect the drilling and exploration work performed in 2004, 2005 and 2006. We have established procedures to recalculate and update our mineral inventory annually, and we plan do so in 2007.

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

At the end of September 2006, the Company entered into a ten year lease with a local company, controlled by a former GoldSpring director, for a 10 year lease of all of its mining claims for its Big Mike copper mine. The Lease calls for a $50,000 initial payment, to cover royalty payments due for the first two years of the lease term. Additionally, the lessee must pay Goldspring $75,000 when a production permit is awarded, and $125,000 when commercial mining commences. Additionally, the lessee agrees to a work expenditure of $300,000 for environmental and engineering matters in the first twelve months of the lease. During the term of the lease, Goldspring will also receive a production royalty of between 3% and 5% of net returns from copper mining, dependent on the price of copper.

Item 3. Legal Proceedings

The State Court Case

Background

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

The Settlement

On March 23, 2007, the Company and related parties entered into a global settlement with Stephen B. Parent, Goldspring’s former CEO and related parties, which brought final resolution in the following cases:  (i) GoldSpring, Inc. v. Stephen B. Parent, et al., Case No. CV2004-021755, Maricopa County Superior Court (“the State Court Action”); and (ii) Robert T. Faber, et al. v. Stephen B. Parent, et al., Case No. CV04-2960-PHX-EHC, the United States District Court, District of Arizona (“the Federal Court Action”).The settlement agreement contains the following terms, among others:

•                  Settlement without payment of cash consideration by either side in either case

•                  Dismissal of both the Federal Court Action and the State Court Action with prejudice (including dismissal by Parent of the pending Federal Court appeal)

•                  Mutual release of liability and covenants not to sue

•                  Invalidity of Consent Resolutions described in the Federal Court’s April 18, 2006 Order Granting Preliminary Injunction in the Federal Court Action and agreement by the Parents and Medhi further to not further contest or challenge in any way the election of GoldSpring’s current Board of Directors or any of the actions taken by GoldSpring’s Board of Directors or its officers at any time up to the date of this Agreement, including, but not limited to the approval and/or implementation of the November 30, 2004 financial restructuring.

•                  No admission of liability by any party to either the Federal Court Action or the State Court Action

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

During the third quarter and fourth quarters, there was little activity in this lawsuit, other than the beginning of discovery by the parties.

Item 4. Submission of Matters to a Vote of Security Holders

In Mid-November 2006, the Company completed its consent solicitation in lieu of a Special Meeting of Shareholders, as set forth in its Definitive Schedule 14A, filed on August 24, 2006 with the Commission. The matters voted upon and passed in the consent solicitation were: (i) increase in authorized shares to 4,000,000,000 shares, (ii) approval of 2006 stock option and incentive plan, (iii) reincorporation to Nevada, and (iv) reverse stock split.

The results of the voting on those matters are outlined on the following table:

PROPOSAL #1: INCREASE IN AUTHORIZED SHARES

	FOR	AGAINST	ABSTAIN	TTL SHS VOTED
TOTAL	290,625,009	121,421,168	3,526,375	415,572,552
PERCENTAGE	69.93%	29.22%	0.85%	100.00%

PROPOSAL #2: APPROVAL OF 2006 STOCK OPTION AND INCENTIVE PLAN

	FOR	AGAINST	ABSTAIN	TTL SHS VOTED
TOTAL	296,332,723	111,339,159	7,900,670	415,572,552
PERCENTAGE	71.31%	26.79%	1.90%	100.00%

PROPOSAL #3: NEVADA REINCORPORATION

	FOR	AGAINST	ABSTAIN	TTL SHS VOTED
TOTAL	364,143,994	41,743,259	9,685,299	415,572,552
PERCENTAGE	87.62%	10.04%	2.33%	100.00%

PROPOSAL #4: REVERSE STOCK SPLIT

	FOR	AGAINST	ABSTAIN	TTL SHS VOTED
TOTAL	658,679,131	114,103,222	2,974,623	775,756,976
PERCENTAGE	84.91%	14.71%	0.38%	100.00%

Of the four proposals passed, only the first proposal has been effected pursuant to an Amendment to the Company's Articles of Incorporation, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 28, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the OTC Bulletin Board under the symbol “GSPG:OB”. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2006, we had over 3,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2006, we had 958,938,940shares of common stock outstanding.

The following table sets forth the high and low bid prices for our common stock since for the last two years.

Year	Quarter	High	Low

2005	First	0.23	0.06
2005	Second	0.10	0.03
2005	Third	0.11	0.05
2005	Fourth	0.06	0.02
2006	First	.043	.014
2006	Second	.02	.009
2006	Third	.014	.003
2006	Fourth	.012	.003

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2006

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	0	$0	0
Equity Compensation Plans Not Approved by Stockholders	0	$0	0
Total	0	$0	0

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant, including the provisions of any applicable credit agreements. We are restricted from declaring dividends under the terms of the senior secured convertible debentures.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2006, as well as our future results.

Overview

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum mine; and maximize cash flow and return for our shareholders.

We started to reap the benefits of the operational improvement program that we initiated in 2005, including our first reported net profit for the first quarter of 2006. This program began with a complete review of every facet of the operation to insure maximum efficiency. We have nearly completed our review of the various processes and have implemented several changes, which have increased efficiencies. Most recently, we have made the decision to take over our mining operations, which are currently being performed by an outside contractor. Although we had planned to have our mining operation completely in place by the end of May 2006, delays in financing have dictated that we rely on contract mining assistance through the end of November. However, when we do take over operations, based on our mine plan and internal calculations and reach our targeted production numbers, we expect our production cost to be less than $400 per ounce.

Our first quarter production was hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we ceased mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. The necessary level was reached in late June.

Due to the six month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter were markedly lower in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. However, as mining activities recommenced in late June, the fourth quarter should yield comparatively favorable revenue results. The third quarter marked the recommencement of mining activities. Recent focus has including (i) ramping up of mining and processing on a continued basis; (ii) stockpiling of ore for processing during inclement weather; and (iii) transition preparation for December 1, 2006 takeover of mining operations by the Company’s own staff. Furthermore, significant fluid management steps have been taken to avoid another shut down of activity as experienced during the first five months of 2006.

Our Company has been involved in litigation with its founder since late 2004 when he attempted a takeover of the Company through a purported consent solicitation in violation of federal securities laws. The litigation was recently settled, thus the Company can focus resources on production and exploration.

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

Results of Operations and Operational Plan

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities in 2005 was to improve efficiencies and increase test mining production at our Plum Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Mr. Golden has over twenty years of experience in the mining industry, including ten years with Peter Kiewit’s mining division, where he was a district manager. Since 1990, Mr. Golden has owned his own consulting firm, where he has provided consulting services throughout the world for over fifty mining companies. We have also assembled a team of professional mining consultants, who are recognized experts in their respective disciplines, to assist in the process of reviewing the operation. The team includes Jeff Butwell, a metallurgist; John Esser, an electrical engineer; Dennis Anderson, a geologic, soils and environmental engineer; and Stephen Russell, a geologist with twenty-five years of comprehensive mining experience. Furthermore Mine Development and Associates of Reno, Nevada is expected to complete a detailed mine plan and a reserve report for the Plum Mine by the end of the third quarter 2007. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. The mine plan and reserve report are the culmination of a twelve-month undertaking by our Company and Mine Development & Associates. We believe that these improvements, including the updated mine plan, will improve our overall performance at the Plum Mine.

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

We also plan to continue our exploration program in 2007 if capital resources allow. In March 2006, we retained Larry Martin, a registered geologist, to oversee our exploration program at the Plum Mine and in the Comstock Lode district. Mr. Martin has over twenty-five years of diverse geological and exploration experience in the mining industry. He has worked for several major mining enterprises, including Peter Kiewit, where he served as manager of geological services. We have allocated a budget of $500,000 to explore and develop our claims at the Plum Mine. We hoped to begin exploration in late spring or early summer of 2006 but due to inability to obtain a large enough capital investment this exploration is substantially delayed into sometime in 2007 (assuming the Company is able to secure adequate financing). We intend to target our exploration toward replenishing and expanding our mineralized material inventory at our existing mine and toward developing new mineral properties. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

We held our Annual Shareholders’ Meeting on October 26, 2005 in Carson City, Nevada. At that meeting, our shareholders elected the following slate of five independent directors: Christopher L. Aguilar, Todd S. Brown, Stanley A. Hirschman, Bill Nance and Rex L. Outzen. The new Board of Directors elected Mr. Aguilar to serve as Chairman of the Board. The Board also re-elected Robert Faber to serve as our Company’s President and Chief Executive Officer and elected Lisa Boksenbaum to serve as our Company’s Secretary and Treasurer. Lisa Boksenbaum resigned from her position with our company in February 2006. All of the Board members, other than Bill Nance, resigned effective March 23, 2007.

In December 2005, we initiated a review of the invoices of our mining contractor. Specifically, we sought to reconcile the volume of material for which we were billed with the volume of material that was actually mined. We used an outside surveyor to conduct a comprehensive analysis of bank cubic yards mined. The results of the survey indicated that we had been over-billed by over $400,000. We met with the mining contractor in early 2006 to discuss this issue and presented our proposed billing adjustment. The mining contractor has contracted an engineering firm to perform an independent analysis of the data generated from our surveys to determine the accuracy of our calculations. We anticipated a resolution of this issue by June of 2006 but due to continuing litigation this issue is still outstanding.

In all 2006 proved to be another challenging year for the Company although some advances were made. In the first half of 2006, weather conditions caused delays which prevented any ore processing and mining activity ceased. Additionally, the Company undertook substantial corrective measures to ensure proper water management and continuation of mining activity during future heavy moisture periods. Additionally, an aerial survey was completed which confirmed over billing by Degerstrom Inc, the former mining contractor. The Company took advantage of the “down time” in 2006 to improve the overall operation of the mine with solid results in reduced costs and improved efficiencies.

In the second half of 2006, a new mining contractor was hired, with mining activities recommencing in July 2006 and again suspended in early 2007.

On a positive note is the resolution, without liability to the Company, of the 2 and ½ year legal battle with a former director thus stopping the ongoing drain of litigation on the human and financial resources of the Company. To date, over $1,000,000 was spent on legal fees in that litigation. With the litigation settled, all diverted human and financial resources can be refocused on operations.

Among the exploration and business development activities to be completed in 2007 are:

•	Ore body delineation

•	Reserve definition

•	Completion of reserve report

•	Development of comprehensive mine plan from exploration results

•	Increase of ore reserves

•	Augment ability to mine and operate at more efficient levels

•	Intent to cease mine operations until completion of the exploration program and related reports

•	Expansion of existing footprint in the Comstock region

•	Identification of properties outside the Comstock region to complement Comstock activities and increase Company operations

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

Comparative Financial Information

	Twelve Months ended December 31, 2006	Twelve Months ended December 31, 2005	Difference
Revenue	$1,255,013	$2,632,112	($1,377,099)

Reclamation, Exploration and Test Mining Expenses	1,985,611	4,810,643	(2,825,032)

Consulting & professional	468,951	773,390	(304,439)

Liquidated Damages	-0-	4,619,144	(4,619,144)

Interest Expense	2,779,420	2,309,479	469,941

Net Loss	($4,416,527)	($11,353,026)	$6,936,499

We sold 2,116,ounces of gold at an average price of $ 578 per ounce during the twelve-month period ended December 31, 2006 compared to gold sales of 6,073 ounces at an average price of $ 433 per ounce during the same period of 2005. Weather conditions in late 2005 and during the first quarter 2006 precluded mining activity during the first half of 2006. Mining and processing resumed in June 2006. Reclamation, Exploration and Test Mining Expenses were $ 2,825,032 less for the year ended December 31, 2006 than for the year ended December 31, 2005. This 2006 expense decrease reflects the suspension of mining activity during the first six months due to weather conditions and the efficiency improvements arising from the business improvement program. Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

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

	Quarter ended December 31, 2006	Quarter ended December 31, 2005	Difference
Revenue	$263,908	$476,574	($212,666)

Reclamation, Exploration and Test Mining Expense	601,384	940,327	(338,943)

Consulting & professional	63,613	55,614	(7,999)

Liquidated Damages	-0-	-0-	-0-

Interest Expense	681,769	703,892	(22,122))

Net Loss	($1,211,206)	($1,700,313)	$489,107

During the fourth quarter of 2006 we sold 337ounces of gold at an average price of $ 545 per ounce compared to gold sales of 875 ounces at an average price of $ 545 per ounce during the same period of 2005. Reclamation, Exploration and Test Mining Expenses in the fourth quarter of 2006 were $338,943 less than the fourth quarter of 2005. This variance reflects less mining in 2006 resulting from the shift from an outside mining contractor to perform mining activity in-house. As detailed above, our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

At December 31, 2006, our Company had approximately $13,025,000 of outstanding debt bearing an average interest rate of 15% of which $8,843,000 originated from our November 2004 restructuring of the March 2004 private placement. (See “Recent Financing Events and Restructuring,” above) Prior to November 2004, our Company had no outstanding interest-bearing debt.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2006, we raised an aggregate of $1,700,000 through three financing transactions. Through April 14, 2007, we received $700,000 in additional funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2006, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

In connection with our acquisition of the Plum Mining Company, LLC, we issued a promissory note to the seller for $1 million (the balance of the purchase price). At December 31, 2006, the outstanding balance on the Note was $250,000. We are in default on this Note.

Under the terms of our November 2004 subscription agreement, we issued 8% convertible notes in the aggregate principal amount of $11.1 million to an investor group. Under the terms of the notes, our first principal and interest repayment was scheduled for April 1, 2005. We are in default on these notes. The default interest rate is 15%.

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

We are working with the above-referenced note holders to cure the defaults. The above referenced notes have a total value of approximately 11,726,000 at December 31, 2006. While failure to reach a resolution would likely cause us to seek external funding in order to meet our obligations, there can be no assurance that such funding would be available.

$2,200,000 Convertible Debenture Financing

On August 23 - 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2007, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust . To date, $1,300,000 of the $2,200,000 has been funded by the investors.

The notes issued are as follows:

•	Winfield Debenture Payable issued 5/18/06 in the face amount of $300,000

•	Winfield Debenture Payable issued 6/21/06 in the face amount of $300,000

•	Winfield Debenture Payable issued 8/23/06 in the face amount of $300,000

•	Longview Debenture Payable issued 8/24/06 in the face amount of $300,000

•	Winfield Debenture Payable issued 12/12/06 in the face amount of $100,000

Accordingly, at December 31, 2006 and December 31, 2005, we classified the following convertible debentures as current liabilities as follows:

	Dec. 31, 2006	Dec. 31, 2005
Convertible Debentures Payable-Investors	$2,600,812	$6,220,409
Convertible Debentures Payable- Mandatory Redemption payment	5,886,059	6,885,184
Convertible Debentures Payable- Failure to Deliver Shares	356,,348	356,348
Convertible Notes Payable - 2006	1,300,000	-0-
Total	$8,843,219	$13,461,941

The aggregate proceeds from 2006 financing transactions totaled $1,700,000.

We expect to initiate a comprehensive exploration program during 2007 and expand our footprint at our Plum mine. We intend to finance our exploration project, acquisitions and any other capital expenditures in 2007 through the issuance of debt or equity instruments to existing shareholders and other parties. There can be no assurance that such financing will be available.

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

We have identified conditions as of December 31, 2006 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended December 31, 2006 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Item 8B. Other Information

Not applicable.

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

William J. Nance	63	Director
Robert T. Faber	46	President, Chief Executive Officer, and acting- Chief Financial Officer
Jim Golden	48	Chief Operating Officer

William J. Nance has been a director of our Company since October 2005. Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance is also a Director of Intergroup Corporation, Santa Fe and Portsmouth.

Executive Officers

Robert T. Faber has served as President and Chief Executive Officer of our Company since September 2004 and Chief Financial Officer since June 2003. Mr. Faber served from 2002 until 2003 as Vice President of United Site Services, Inc., a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to joining Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. Mr. Faber is a certified public accountant.(not licensed to practice).

Jim Golden has served as the Company’s COO since May 2006. Mr. Golden, who is a licensed mining engineer, has over twenty years of experience in the mining industry, including ten years with Peter Kiewit's mining division, where he was a district manager. A graduate of Montana Tech, Mr. Golden has owned his own consulting firm since 1990, where he has provided consulting services throughout the world for over 50 mining companies.

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. William J. Nance is an independent director, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment.

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

The Audit Committee currently consists of Mr. Nance, who is an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Nance (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Nance serves as the Chairman of the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. Currently, there are no members of the Compensation Committee.

The Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Mr. Nance.

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

SUMMARY COMPENSATION TABLE
				Long-Term
				Compensation
				Awards
				Securities	All Other
	Annual Compensation(1)			Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	($)	TOTAL

Robert T. Faber(2)(3)(5)	2006	$147,500	$0	0	$0	$147,500
President and Chief Executive Officer;	2005	$120,000	$0	0	$0	$120,000
Chief Financial Officer	2004	$115,000	$10,000	0	$0	$125,000
Jim Golden, COO (4)(5)	2006	$150,000	$0	0	$0	$150,000

(1)	Executive officers received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of that officer’s salary and bonus during fiscal 2004.

(2)	Mr. Faber has served as President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003.

(3)	$32,500 of Mr. Faber’s 2006 salary has not yet been paid. We intend to pay this amount in 2006.

(4)	Mr. Golden has served as Chief Operating Officer since October 2006. Prior to October 2006, Mr. Golden served as a consultant to our Company

(5)	$32,500 of Mr. Faber’s 2006 salary and $32,500 of Mr. Golden’s 2006 salary remains unpaid.

Stock Options

We did not grant stock options to directors, officers, or employees in 2006. There were no shares of common stock underlying unexercised stock options at December 31, 2006. This information is summarized hereinbelow.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert T. Faber	-	-	-	-	-	-	-	-	-
Jim Golden	-	-	-	-	-	-	-	-	-

Employment Agreements

Effective as of November 27, 2006, the Company entered into an Executive Employment Agreement with Robert T. Faber, its CEO. The Agreement carries a three year term from August 15, 2006 and is retroactive to that date. During the term of the Agreement, Mr. Faber’s base salary shall be $180,000 per year, with such increases as may be determined by the Company’s Compensation Committee, with a bonus not to exceed 50% of the base salary then in effect. Also pursuant to the Agreement, Mr. Faber shall be granted 80,000,000 stock options currently with exercise price per the terms of the Company’s 2006 Stock Option and Incentive Plan. In the case of a termination not for cause, Mr. Faber shall continue to receive his full base salary for a period of one year from date of termination and upon a sale of the Company, he shall receive a one time lump sum payment equal to 100% of his then in effect base salary, with all options vesting immediately.

Compensation of Directors

During the fiscal year ended, our Directors were/were not given compensation for services rendered as Directors. The following table summarizes any compensation given in 2006:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Nance	-	-	-	-	-	-	-
Stanley Hirschman	-	-	-	-	-	-	-
Rex Outzen	-	-	-	-	-	-	-
Christopher Aguilar	-	-	-	-	-	-	-
Todd Brown	-	-	-	-	-	-	-

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007 by (1) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all directors and officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)

Directors and Executive Officers:
Robert T. Faber (1) (2)	2,054,683.01%
Jim Golden
Christopher L. Aguilar (8)	157,775	0.01%
Todd S. Brown (9)	―	0.0%
Stanley A. Hirschman (8)	―	0.0%
Bill Nance	―	0.0%
Rex Outzen	―	0.0%

All directors and executive officers as a group (six persons)	2,212,458.01%

5% Shareholders:
John W. Winfield(4)	3,493,417,808	70.4. %
Longview Equity Fund and Longview International Equity Fund (5)	899,598,926	22.6%
Capital Ventures International (6)	1,507,142,796	7.5%
Longview Fund, L.P. (7)	832,012,020	19.2%

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

(5)	The address for Longview is c/o Redwood Grove Capital Management, 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

(6)	The address for Capital Ventures International is c/o Heights Capital Management, 101 California St., Suite 3250, San Francisco, CA 94111.

(7)	The address for Longview Fund, L.P. is c/o Viking Asset Management, LLC, 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

(8)	Was a director as of December 31, 2006 but resigned effective as of March 23, 2007

(9)	Resigned as a Director on _December 11, 2006

Item 12.  Certain Relationships and Related Transactions

Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2)	Exhibits filed as part of this Report:

Exhibit Number	Exhibit
3.1	Borrower Security Agreement

23.1	Consent of Jewett, Schwartz Wolfe & Associates

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K during the quarter ended December 31, 2006:

Current Report on Form 8-K dated October 12, 2006, relating to amendment to Bylaws

Current Report on Form 8-K dated November 28, 2006, relating to amendments to Certificate of Incorporation and Employment Contract with Robert T. Faber

Current Report on Form 8-K dated December 12, 2006, relating to resignation of Todd Brown as a Director.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2005 and December 31, 2006, are as follows:

	2005	2006
Audit fees	$32,000	$37,500
Audit-related fees	$14,000	$11,700
Tax fees	$0	$10,000
All other fees	$0	$0

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

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit Committee Chair and Audit Committee Financial Expert is Bill Nance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldspring, Inc.

/s/ Robert T. Faber
Robert T. Faber
President, Chairman and Director (Principal Executive Officer and Principal Financial Officer)

Date: April _12_, 2007

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert T. Faber
Robert T. Faber
President, Chairman and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April _12_, 2007

GOLDSPRING, INC.

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
Goldspring, Inc.

We have audited the accompanying consolidated balance sheet of Goldspring, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspring, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years then ended 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred in net losses approximating $27,000,000 as of December 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida April 12, 2007

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2006
ASSETS

Current Assets:
Prepaid expenses and other current assets	24,607
Deferred financing fees, net	774,397
Total Current Assets	799,004

PLANT, EQUIPMENT, AND MINERAL PROPERTIES

Mineral properties	1,669,837
Plant and Equipment	758,142
Total Property and Equipment	2,377,979
Reclamation deposit	377,169
Total Assets	$3,554,152

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2006
CURRENT LIABILITIES
Bank overdraft	15,491
Accounts payable	519,671
Accrued expenses	1,115,174
Accrued liquidated damages	1,913,418
Accrued interest payable	1,613,825
Derivative Liability	398,312
Lease obligations	29,943
Convertible debentures	10,143,218
Promissory Notes	2,475,000
Other notes payable & current portion of long-term debt	406,958

Total Current Liabilities	18,631,011

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	23,336
Long-term lease obligation, net of current portion	45,231
Long-term reclamation liability	553,190
Total long-term debt and other Long-term Liabilities	621,757

Total Liabilities	19,252,768

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value, 3,9500,000,000 shares authorized, and 958,938,940 shares issued and outstanding	638,653
Additional paid-in capital	11,603,560
Accumulated deficit - Prior years	(23,524,302)
Accumulated deficit - Current year	(4,416,527)
Total Stockholders’ Deficiency	(15,698,616)

Total Liabilities and Stockholders’ Deficiency	$3,554,152

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Revenue from gold sales, net	$1,255,013	$2,632,112
Cost and Expenses
Costs applicable to sales (exclusive of depreciation and amortization shown separately below)	―	―
Depreciation and amortization	288,305	302,753
Reclamation, Exploration and Test Mining Expenses	1,985,611	4,810,643
General and Administrative	573,683	1,183,255
Consultants and Professional Fees	468,951	773,390
	3,316,550	7,070,041
Operating Loss	(2,061,537)	(4,437,929)

Other Income (Expense):
Liquidated damages expense (See Note 11)	―	(4,619,144)
Gain on Sale of Fixed Assets	91,953	―
Other -Settlement Agreement	85,000	―
Derivative Change in Fair Value	247,477	―
Interest income	―	13,526
Interest expense	(2,779,420)	(2,309,479)
	(2,354,990)	(6,915,097)

Net Loss:	(4,416,527)	(11,353,026)

Net loss per common share - basic	(0.006)	(0.045)

Basic weighted average common shares outstanding	701,486,485	252,930,064

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2006 and 2005

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Treasury Stock (at cost)	Accumulated Deficit	Total
Balance - December 31, 2004,	171,120,482	113,966	3,574,272	(67)	(12,171,276)	(8,483,105)
Mandatory redemption			(3,457,182)			(3,457,182)
March 2005 liquidated damages	59,203,484	39,430	1,736,674			1,776,104
August 2005 liquidated damages	35,103,534	23,379	1,029,727			1,053,106
Common Stock issued for mining property	3,444,444	2,295	167,706			170,001
Common stock issued for debenture principal	28,201,478	18,782	1,100,212			1,118,994
Common stock issued for debenture interest	23,729,909	15,804	771,871			787,675
December 2004 conversion shares issued in 2005	4,243,791	2,826	475,050			477,876
Net loss					(11,353,026)	(11,353,026)
Balance - December 31, 2005,	325,047,122	216,482	$5,398,330	(67)	$(23,524,302)	$(17,909,557)
Retirement of Treasury Shares	(100,000)	(67)	4	67		-0-
Common stock issued for debenture principal	433,316,756	288,589	4,321,082			4.609.671
Common stock issued for debenture interest	200,529,058	133,552	1,884,148			2.017.700
Other	146,004	97				97
Net loss					(4,416,527)	(4,416,527)
Balance, December 31, 2006	958,938,940	638,653	$11,603,560	$-	$(27,940,829)	$(15.698.616)

The accompanying notes are an integral part of these financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,416,527)	$(11,353,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		739,348	445,193
Liquidated damages from March 2004 financing and November 2004 restructuring		―	4,619,144
Interest paid through the issuance of company stock		2,017,700	―
Changes in operating assets and liabilities
Inventories		52,000	236,688
Prepaid and other current assets		2,893	7,705
Other current assets		(37,500)	100,000
Bank overdraft		15,491
Accounts payable		(750,670)	677,275
Accrued expenses		1,046,195	2,803,339
Net Change - Derivative Change Fair Value		(247,477)	―
Other		102,521	(541,472)
Net cash used in operating activities		(1,476,026)	(3,005,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment / acquisition deposit		―	(50,000)
Acquisition of plant and equipment		10,969	(150,390)
Net used in investing activities		10,969	(200,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Note Payable		(154,308)	(294,393)
Proceeds from the issuance of note payable to related party		1,592,500	1,575,000
Net cash provided by financing activities		1,438,192	1,280,607

Net increase in cash and cash equivalents		(26,865)	(1,924,937)
Cash and cash equivalents, beginning of year		26,865	1,951,802
Cash and cash equivalents, end of year	$	―	$26,865
Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes for liquidated damages for failure to deliver shares	$	―	$403,175
Issuance of notes for mandatory redemption payment plus accrued interest	$	―	$6,885,184
Issuance of company stock for acquisition of mining claims	$	―	$170,000
Issuance of company stock for interest		$2,017,700	$787,675
Issuance of company stock for liquidated damages	$	―	$2,829,210
Issuance of note for acquisition of mining claims	$	―	$160,000
Conversion of debt into company’s common shares		$4,609,671	$1,118,994

Note 1 — Nature of Business

We were incorporated in the state of Florida effective October 19, 1999 under the name of Click and Call, Inc. On June 7, 2000, we filed an amendment to our Articles of Incorporation changing our name to STARTCALL.COM, INC. On March 10, 2003, we changed our name to GoldSpring, Inc. (“we” “Goldsrping,” or the “Company”). The primary nature of our business is the exploration and development of mineral producing properties.

Note 2 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2006. For the year ended December 31, 2006 the Company incurred net loss of $4,416,527. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

Note 3 — Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at December 31, 2006 and 2005.

Note 3 — Summary of Significant Accounting Policies - Continued

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

Revenue Recognition

Sales of gold and silver dore are recorded when title and risk of loss transfer to the refiner at current spot metals prices. Sales are calculated based upon assay of the dore’s precious metal content and its weight. Recorded values are adjusted upon final settlement from the refiner which usually occurs within 24 days of delivery. If we have reason to believe that the final settlement will materially affect our recognition of revenue because of a difference between the refiner’s assay of precious metals contained in the dore and ours, we establish a reserve against the sale.

Stock Issued For Services

We base the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable.

Deferred Financing Charges

During 2006 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $107,200. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the year ended December 31, 2006 we recognized $334,170 of interest expense related to the amortization of deferred financing fees.

Note 3 — Summary of Significant Accounting Policies — Continued

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

We review the carrying value of our plant and equipment assets on a quarterly basis. Where information and conditions suggest impairment, we write-down these assets to net recoverable amount, based on estimated future cash flows that may be attained from them.

Mineral Properties

We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Industry Guide 7, exploration expenditures are expensed as incurred.

We expense holding costs to maintain a property on a care and maintenance basis as incurred.

We review the carrying value of our interest in each property on a quarterly basis to determine whether an impairment has incurred in accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

We carry our property acquisition and capitalized plant and equipment costs at cost less accumulated amortization and write-downs.

Note 3 — Summary of Significant Accounting Policies — Continued

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing our operating mine sites. When we incur reclamation liabilities that are not be related to asset retirements we recognize the obligations in accordance with Statement of Position (SOP) No. 96-1.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 established a uniform methodology for accounting for estimating reclamation and abandonment costs. The Standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized. In our case, the long-lived asset is directly related to the mining infrastructure costs being expensed by our Company. Since we do not yet have proven or probable reserves as defined by Industry Guide 7, and in accordance with SFAS No. 143 our asset retirement obligation was expensed directly to reclamation expense.

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the years ended December 31, 2005 and 2004, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

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

Note 3 — Summary of Significant Accounting Policies — Continued

Recent Authoritative Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Note 3 — Summary of Significant Accounting Policies — Continued

Recent Authoritative Pronouncements-Continued

In September 2006, the Security and Exchange Commission (SEC) issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated results of operations and financial condition.

FSP SFAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP SFAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB No. 133 and 140” (SFAS No. 155), which establishes the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative, that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially, and subsequently, measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose beneficial interest, other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Note 4 — Mineral Properties

At December 31, 2006 and 2005, our mineral properties consisted of the following:

MINERAL PROPERTIES:	2006	2005

Placer Gold Properties	$100,000	$100,000
Big Mike Copper Property	69,138	119,138
Plum Gold Properties	1,360,699	1,360,699
Water rights	90,000	90,000

Balance	$1,619,837	$1,669,837

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

In September 2006, we entered into a ten year lease with a local company, controlled by a former GoldSpring director, for 17 unpatended lode claims and one placer claim covering a total of 310 arces in Pershing County Nevada that comprise our Big Mike Copper property. The lease included an initial $50,000 payment to cover royalty payments due for the first two years. Additionally, the lessee must pay Goldspring $75,000 when a production permit is awarded, and $125,000 when commercial mining commences. Additionally, the lessee agrees to a work expenditure of $300,000 for environmental and engineering matters in the first twelve months of the lease During the term of the lease, Goldspring will also receive a production royalty of between 3% and 5% of net returns from copper mining, dependent on the price of copper.

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

Note 4 — Mineral Properties -Continued

Plum Gold Properties-Continued

We are required to pay royalties to the two lessors of our Billie the Kid/Lucerne project, totaling the greater of $1,000 per month or a percentage of the Net Smelter Returns. The percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is in the $400’s per ounce, and 5% if gold is $500 or greater per ounce.

Note 5 — Plant, Property and Equipment

At December 31, 2006 and 2005, plant, property and equipment consisted of the following (See Note 1):

	2006	2005
Plant, property and equipment at Plum Mine location	$1,543,340	$1,504,309
Equipment, corporate	18,195	18,195
Less accumulated depreciation	(803,393)	(515,087)
Balance	$758,142	$1,007,417

Included in plant, property and equipment at our Plum Mine location at December 31, 2006, is equipment under capital lease of $156,292. Future minimum lease payments for the related obligation under capital lease are $32,772 for 2007 and $43,210 for 2008. We recorded depreciation expense on equipment under capital lease totaling $34,772 during the year ended December 31, 2004.

Note 6 — Reclamation Liability

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and Division of Environmental Protection require a surety bond to be posted for mining projects to assure that a site is left safe, stable, and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for Billie the Kid, we posted a surety bond in the amount of $553,190, of which $377,000 was in the form of a cash deposit and the balance was secured from a surety agent.

We have accrued a long-term liability of $553,190 as of December 31, 2006, with regard to our obligations to reclaim our Plum Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.

Note 7 — Notes Payable — Mineral Property Purchases

We have a non-interest bearing note payable to the Brockbank Trust related to our purchase of the Plum Mining property. The note does include, however, a clause for 5% annual interest on all past due balances. The note was payable in ten quarterly payments through June 2006. As of December 31, 2006 we still had a $250,000 note balance due to the Brockbank Trust.

During 2005 we purchased certain mining claims that were near or contiguous to our Plum Gold Property (See Note 4). In connection with the purchase we issued a note payable of $160,000. The note was payable in quarterly installments of $16,000 and is payable in its entirety on or before June 2008. We have not been making schedule payments on this note due to some unresolved issues with the title on the property. Since we are in technical default on this loan, the entire outstanding balance has been recorded as short-term notes payable. At December 31, 2006 the note balance was $147,200.

At December 31, 2006 and 2005, our balance owing on mineral property notes payable was as follows:

	2006	2005
Balance	$397,200	$510,000
Less current portion	397,200	414,000
Non-current portion	$-	$96,000

Note 8 —Convertible Debentures and Notes Payable

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

As a result, and effective November 30, 2004, we restructured the private placement transaction and entered into a new subscription agreement. In connection with the restructuring, we exchanged 8% convertible notes in the aggregate principal amount of approximately $11.1 million and four-year warrants to purchase approximately 27.8 million shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments, for 21,739,129 shares of common stock and 21,739,129 warrants to purchase shares of common stock issued in the March Offering. The principal amount of the convertible notes consist of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in effectiveness of our registration statement covering the resale of the shares of common stock held by the investors. (See Notes 11).

Note 8 —Convertible Debentures and Notes Payable - Continued

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

On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the Mr. Winfield and agreed to convert the mandatory redemption payment into six Convertible Debentures (“the Debentures”). Accordingly, we accrued a liability for approximately $6.9 million and reduced our paid-in-capital account for approximately $3.5 million. The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.

The Debentures accrue interest at 12% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007. The debentures are subject to the following terms:

Note 8 —Convertible Debentures and Notes Payable - Continued

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

Security Agreement

Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to the Brockbank Trust (See Note 7) in substantially all of our assets.

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than June 30, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock. As of December 31, 2006 we had failed to make any monthly payments on the debentures and are in default.

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

Note 8 —Convertible Debentures and Notes Payable - Continued

2,200,000 Convertible Debenture Financing

On August 23 and 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2007, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust . To date, $1,300,000 of the $2,200,000 has been funded by the investors.

The notes issued as of December 31, 2006 are as follows:

	Issued date	Face amount
Windfield Debenture Payable	5/15/2006	$300,000
Windfield Debenture Payable	6/21/2006	300,000
Windfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Windfield Debenture Payable	12/12/2006	100,000

Total		$1,300,000

Accordingly, at December 31, 2006 and 2005, we classified the following convertible debentures as current liabilities as follows:

	2006	2005
Convertible Debentures Payable-Investors	$2,600,812	$6,220,409
Convertible Debentures Payable- Mandatory Redemption payment	5,886,059	6,885,184
Convertible Debentures Payable- Failure to Deliver Shares	356,348	356,348
Convertible Notes Payable - 2006	1,300,000	-
Total	$10,143,219	13,461,941

Note 9 —Promissory Notes Payable

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

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of December 31, 2006 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—September Financing

In September of 2005, we borrowed $300,000 from Longview Fund L.P., a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $165,500.The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7) and the Winfield convertible debentures of March 2005.

The notes share a security interest with the Winfield notes issued in July 2004. As of December 31, 2006 we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable: December 2005 through March 2006 Financing

In December of 2005, we borrowed $375,000 from Longview Fund L.P., a major shareholder and $200,000 from MCF Corporation. The notes accrue interest at 16% per annum, are uncollateralized and are payable including accrued interest on or before March 15, 2006. The Longview notes were amended extending the term of the loans to June 2007.

In February 2006, we completed a financing transaction, which provided us with $250,000 in funding. In consideration for the funding, we issued a promissory note with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (22%). The funds were used for working capital and general corporate purposes. In March 2006, we completed an additional financing transaction, which provided us with $150,000 in funding under the same terms and conditions as the February 2006 financing. In December 2006 the term on the note was extend until June 2007.

Note 9 —Promissory Notes Payable - Continued

Accordingly, at December 31, 2006 and 2005 we classified the following notes payable as current liabilities as follows:

	2006	2005
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	-
Promissory Notes Payable-March 2006 Financing	150,000	-
Total	$2,475,000	$2,075,000

Note 10 —Other Long-term Debt

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

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At December 31, 2006 and 2005, we had the following amounts due under the financings as follows:

	2006	2005
Long-term Debt-Current Plum Mine	$250,000	$350,000
Long-term Debt-Current Seller Note	147,200	64,000
Other Long-term Debt-Current	9,758	9,108
Total	$406,958	$423,108

	2006	2005
Long-term Debt-non current Plum Mine	$-	$-
Long-term Debt-non current Seller Note	-	96,000
Other Long-term Debt -Non-current	23,336	34,243
Total	$23,336	$130,243

Note 10 —Other Long-term Debt - Continued

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2007	$10,676
2008	$11,441
2009	$10,977
2010 and thereafter	$-
Total	$33,094

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At December 31, 2006 and 2005 we classified the following notes payable as current liabilities as follows:

	2006	2005
Convertible Notes Payable	$10,143,219	$13,461,941
Promissory notes	2,475,000	2,075,000
Total	$12,618,219	$15,536,941

Note 11 — Liquidated Damages

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

Furthermore, the damages may be paid in cash or in unrestricted common stock. If paid in stock, we are required to pay 200% of the cash penalty. Because we do not have the cash or free-trading stock to pay the liquidated damages, we reached a settlement agreement with the investors to pay the liquidated damages in restricted common stock valued at $0.03 per share. Pursuant to this settlement agreement, we issued 59 million shares of restricted common stock in April 2005 and approximately 40 million s shares of restricted common stock in November of 2005.

In addition, pursuant to the November 2004 subscription agreement, we were subject to liquidated damages for failure to issue shares to holders of convertible notes payable.

We recorded liquidated damages and other related expenses due to investors of our March 2004 offering and the subsequent November 30, 2004 restructuring, during December 31, 2006 and 2005 as follows:

Liquidated damages relating to:	2006	2005
Non-Registration Provisions	$-	$4,520,615
Failure to timely deliver shares upon notice of converting note holders	-	98,529
	$-	$4,619,144

Note 12 — Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Current: Federal	$-	-
Deferred:
Federal	(1,500,000)	(3,900,000)

Increase in valuation allowance	1,500,000	3,900,000
Benefit for income taxes, net	$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

December 31,
2006 and 2005
Statutory federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective tax rate	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

December 31,
2006

Net operating loss carry-forwards	$(5,400,000)

At December 31, 2006 the Company has a net operating loss carry-forward of approximately $27.9 millions that begin to expire in 2024 available to offset future taxable income, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Note 13 — Stockholders’ Equity

Common Stock issued for Convertible Debenture Principal and Interest

During 2006 the Company issued 433,316,756 and 200,529,058 shares of its restricted common stock in connection with the conversion of $4,609,671 and $2,017,700 of debenture principal and interest, respectively.

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

Note 13 — Stockholders’ Equity - Continued

Common Stock Retired to Treasury

During 2006, 100,000 common shares of treasury stock were retired.

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

Note 14 - Subsequent Events

Effective as of March 23, 2007, Stanley A. Hirschman, Rex Outzen and Christopher Aguilar resigned as Directors of the Company, leaving Bill Nance as the sole remaining Director. These resignations followed the fourth quarter resignation of Todd Brown.

Also, on March 23, 2007, the litigation involving a former Director of the Company and others was settled. See Item 3 of Part I of the Company's 10-KSB for the year ended December 31, 2006 for further details.