Form 10QSB
period 2007-03-31
GOLDSPRING INC
filed 2007-05-18
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,262,114,574 shares of Common Stock, $0.000666 Par Value per share, as of April 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses and other current assets	$75,690
Deferred financing fees, net	716,981
TOTAL CURRENT ASSETS	792,671

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,619,837
Plant, Equipment, Mine Development	685,088
TOTAL PROPERTY AND EQUIPMENT	2,304,925

Reclamation deposit	377,169

TOTAL ASSETS	$3,474,765

The accompanying notes are an integral part of these condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Bank Overdraft	$2,882
Accounts Payable	670,288
Accrued Expenses	1,195,305
Accrued liquidated damages	1,759,072
Accrued interest payable	1,998,837
Derivative Liabilities	274,706
Short-Term Lease Obligations	29,945
Convertible debentures	10,262,118
Promissory notes	2,475,000
Other notes payable and current portion of long-term debt	406,958
TOTAL CURRENT LIABILITIES	19,075,111

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	20,735
Long-term Lease obligation, net of current portion	39,092
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	613,017
TOTAL LIABILITIES	19,688,128

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 3,950,000,000 shares authorized ,
1,178,751,631 shares issued and outstanding	758,049

Additional paid-in capital	12,064,333
Accumulated deficit - Prior years	(27,940,829)
Accumulated deficit - Current year	(1,121,916)
TOTAL SHAREHOLDERS’ DEFICIENCY	(16,240,363)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,474,765

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended March 31,

	2007	2006
	(Unaudited)	(Unaudited)

Revenue from gold sales, net	$199,905	$537,806

Cost and expenses:
Costs Applicable to sales (exclusive of depreciation, and
amortization shown separately below)	-	-
Depletion, depreciation and amortization	73,054	150,024
Exploration	375,994	425,776
General and administrative	133,640	180,073
Consulting and professional services	58,666	154,817
	641,354	910,690
Operating Loss	(441,449)	(372,884)

Other income (expense)
Gain on sale of fixed assets	-	105.397
Derivative change in fair value	123,606	-
Interest expense	(840,073)	(749,646)
Interest income	-	-
	(680,467)	(644,249)

Net loss:	(1,121,916)	(1,017,133)

Net loss per common share - basic	$(0.001)	$(0.002)

Basic weighted average common shares outstanding	1,047,278,758	418,221,956

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,121,916)	$(1,017,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	250,470	226,848
Interest paid through the issuance of stock	240,601	-
Changes in operating assets and liabilities:
Inventories	-	52,000
Prepaid and other current assets	(51,083)	(54,100)
Accounts receivable	-	(199,286)
Bank overdraft	(12,609)
Accounts payable	150,618	(870,529
Accrued expenses	80,131	827,040
Accrued interest	385,012	(229,109)
Net change - derivative change fair value	(123,606)	-
Other	(8,878)	999,486
Net cash used in operating activities	(211,260)	(264,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing net		400,000
Proceeds from the issuance of notes payable to related party	220,000	-
Principal payment Note Payable	(8,740)	(60,189
Net Cash flows provided by financing activities	211,260	339,811

Net decrease in cash and cash equivalents	-	75,028)
Cash - beginning of period	-	26,865
Cash - end of period	$-	$101,893

Supplemental disclosures of non-cash investing and financing activities:

Issuance of company stock for interest	$240,601	955,259
Issuance of company stock for liquidated	$154,346	$-
Conversion of debt into common shares	$212,221	$2,320,841

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 AND 2006

Note 1 — Nature of Business

We were incorporated in the State of Florida effective October 19, 1999 under the name of Click and Call, Inc. On June 7, 2000, we filed an amendment to our Articles of Incorporation changing our name to STARTCALL.COM, INC. On March 10, 2003, we changed our name to GoldSpring, Inc. (“we” “Goldspring,” or the “Company”). The primary nature of our business is the exploration and development of mineral producing properties.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2006.

Note 3 — Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During three months ended March 31, 2007 the Company incurred a net loss of $1,121,916. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Note 4 — Management Plans

Our plans for the continuation of our company as a going concern include developing our Plum Mine into a profitable operation and supplementing financing of our operations through sales of our unregistered common stock and borrowings from affiliates and other shareholders. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if we are unable to continue as a going concern.

Note 5 — Summary of Significant Accounting Policies

Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors” in our Form 10-KSB for the year ended December 31, 2006.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will effect our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Note 6 —Notes Payable Stockholders

As of March 31, 2007, the Company is in default of the terms on several outstanding note payable with several of its note holders with principal balance due of $13,144,076 and accrued interest of $1,998,837. Because we are in default, the entire note balances have been recorded as current liabilities.

Note 7 —Other Items

The Settlement of the Parent Litigation

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

•	No admission of liability by any party to either the Federal Court Action or the State Court Action.

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

During the first quarter of 2007, there was little activity in this lawsuit, other than the beginning of discovery by the parties, which is continuing through the second quarter. Trial on this matter is currently set for late July 2007.

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

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than June 30, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock. As of March 31, 2007 we had failed to make any monthly payments on the debentures and are in default.

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

$2,250,000 Principal Amount Convertible Debenture Financing

On August 23 and 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2007, the Company amended the agreement increasing the loan amount to $2,250,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust . To date, $1,300,000 of the $2,200,000 has been funded by the investors.

The notes issued as of March 31, 2007 are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2006	$300,000
Winfield Debenture Payable	6/21/2006	300,000
Winfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Winfield Debenture Payable	12/12/2006	100,000
Winfield/Longview Debenture Payable	First Quarter 2007	331,120
Total		$1,631,120

Accordingly, at March 31, 2007 and 2006, we classified the following convertible debentures as current liabilities as follows:

	2007	2006
Convertible Debentures Payable-Investors	$2,438,962	$3,899,619
Convertible Debentures Payable- Mandatory Redemption payment	5,835,688	6,885,184
Convertible Debentures Payable- Failure to Deliver Shares	356,348	356,348
Convertible Notes Payable - 2006	1,631,120	-
Total	$10,262,118	$11,141,151

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

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of March 31, 2007 we had failed to make any monthly payments on the notes and are in default.

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

The notes share a security interest with the Winfield notes issued in July 2004. As of March 31, 2007, we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable: December Financing

Accordingly, at March 31, 2007 and 2006, we classified the following notes payable as current liabilities as follows:

	2007	2006
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	250,000
Promissory Notes Payable-March 2006 Financing	150,000	150,000
Total	$2,475,000	$2,475,000

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

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At March 31, 2007 and 2006, we had the following amounts due under the financings as follows:

	2007	2006
Long-term Debt-Current Plum Mine	$9,758	$9,108
Long-term Debt-Current Seller Note	397,200	414,000
Other Long-term Debt-Current	-	28,870
Total	$406,958	$451,978

	2007	2006
Long-term Debt-non current Plum Mine	$20,735	$32,328
Long-term Debt-non current Seller Note	-	96,000
Other Long-term Debt -Non-current	-	69,572
Total	$20,735	$197,900

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2007	$8,075
2008	$11,441
2009	$10,977
2010 and thereafter	$-
Total	$30,493

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At March 31, 2007 and 2006 we classified the following notes payable as current liabilities as follows:

	2007	2006
Convertible Notes Payable	$10,262,118	$11,141,151
Promissory notes	2,475,000	2,475,000
Total	$12,737,118	$13,616,151

Item 2. Management’s Discussion and Analysis or Plan of Operations

     The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended March 31, 2007, as well as our future results.

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

Due to the six month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter were markedly lower in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. However, as mining activities recommenced in late June, the fourth quarter should yield comparatively favorable revenue results. The third quarter marked the recommencement of mining activities. Recent focus has including (i) ramping up of mining and processing on a continued basis; (ii) stockpiling of ore for processing during inclement weather; and (iii) transition preparation for December 1, 2006 takeover of mining operations by the Company’s own staff. Furthermore, significant fluid management steps had been taken to avoid another shut down of activity as experienced during the first five months of 2006.

Our Company has been involved in litigation with its founder since late 2004 when he attempted a takeover of the Company through a purported consent solicitation in violation of federal securities laws. The litigation was recently settled, thus the Company can focus resources on production and exploration.

In the first quarter three of our four remaining directors resigned to pursue other opportunities which leaves the Company with the opportunity to seek a new Board well experienced in the mining industry.

The Company turned a corner in the first quarter of 2007 with the final settlement of the Parent litigation as continued financial and human resource drain which all but consumed the Company is finally over. Given the end of this litigation, change in Board composition and continued challenges in capital raising efforts, the Company’s management has determined that there is a need to reevaluate the Company’s business plan with a view toward the best way to maximize shareholder value and protection of our secured creditors.

In detail, this evaluation is covering the following matters:

•	Expanding our footprint in the Comstock Region and other acquisition opportunities

•	Further exploration in the Comstock Region to accomplish the above

•	Completion of the Plum Mine reserve report

•	Strategic acquisitions in other areas of North America

Once the Company has made some final decisions as to the best way to realign its business plan, it will then need to look at various capital raising opportunities to fund the business plan.

In conjunction with the business plan reconsideration, the Company has taken steps to minimize operations in order to conserve cash flow and has presented a temporary Mine Closure Plan to the NDEP, which if approved, would call for closure through March 2008, at the latest.

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

There are also risks involved in the fact that one individual and his affiliates, as of March 31, 2007, beneficially own in excess of 50% of our voting stock. Pursuant to our recent financing agreement, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $7,862,000 at March 31, 2007, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Results of Operations and Operational Plan

Our Plum Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities in 2005 was to improve efficiencies and increase test mining production at our Plum Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Plum Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained licensed mining engineer Jim Golden, who became our COO in 2006, to conduct a comprehensive review of all aspects of the Plum Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Furthermore Mine Development and Associates of Reno, Nevada is expected to complete a detailed mine plan and a reserve report for the Plum Mine by the end of the third quarter 2007. Recent changes have included revising the mine plan to reflect the current higher gold prices; adding various efficiencies in the processing area; and re-positioning personnel to maximize overall performance. The mine plan and reserve report are the culmination of a twelve-month undertaking by our Company and Mine Development & Associates. We believe that these improvements, including the updated mine plan, will improve our overall performance at the Plum Mine.

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

We held our Annual Shareholders’ Meeting on October 26, 2005 in Carson City, Nevada. At that meeting, our shareholders elected the following slate of five independent directors: Christopher L. Aguilar, Todd S. Brown, Stanley A. Hirschman, Bill Nance and Rex L. Outzen. The new Board of Directors elected Mr. Aguilar to serve as Chairman of the Board. The Board also re-elected Robert Faber to serve as our Company’s President and Chief Executive Officer and elected Lisa Boksenbaum to serve as our Company’s Secretary and Treasurer. Lisa Boksenbaum resigned from her position with our company in February 2006. All of the Board members, other than Bill Nance, resigned effective on or before March 23, 2007.

In December 2005, we initiated a review of the invoices of our mining contractor. Specifically, we sought to reconcile the volume of material for which we were billed with the volume of material that was actually mined. We used an outside surveyor to conduct a comprehensive analysis of bank cubic yards mined. The results of the survey indicated that we had been over-billed by over $500,000. We met with the mining contractor in early 2006 to discuss this issue and presented our proposed billing adjustment. The mining contractor has contracted an engineering firm to perform an independent analysis of the data generated from our surveys to determine the accuracy of our calculations. We anticipated a resolution of this issue by June of 2006 but due to continuing litigation this issue is still outstanding.

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

On a positive note is the resolution, without liability to the Company, of the 2 and ½ year legal battle with a former director thus stopping the ongoing drain of litigation on the human and financial resources of the Company. To date, over $1,000,000 was spent on legal fees in that litigation. With the litigation settled, all diverted human and financial resources can be refocused on readjusting the business plan of the Company with the goal of restarting and revamping operations no later than early 2008.

Among the exploration and business development activities that were to be completed in 2007 are:

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

Due to our current plan to realign our operations, we may not be able to meet any or all of the above goals.

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

Comparative Financial Information

	Quarter ended March 31, 2007	Quarter ended March 31, 2006	Difference
Revenue	$199,905	$537,806	(337,901)

Reclamation, Exploration and Test Mining Expense	375,994	425,776	(49,782)

General and administration	133,638	180,073	(46,435)

Consulting and Professional Service	58,666	154,817	(96,150)

Gain on Sale of Fixed Asset	-0-	105,397	(105,397)

Interest Expense	804,073	749,646	54,427

Net Loss	($1,121,916)	($1,017,133)	$181,607

During the first quarter of 2007, we sold 307 ounces of gold at an average price of $651 per ounce as opposed to 992 ounces of gold at an average price of $ 542 per ounce during the first quarter of 2006. Our gold production for the first quarter 2006 was adversely impacted by the weather conditions from mid December 2005 through February 2006. The accumulation of precipitation during this period filled our leach ponds, including our one hundred year storm pond, to capacity preventing us from adding additional reagents to our leach pads, which slowed production. In early January, we ceased mining since we could not efficiently leach any new material further reducing production. In spite of these unusual challenges, we were able to continue processing solution and producing gold during this period

Test Mining Expenses in the first quarter of 2007 were $ 49,782 less than the first quarter of 2006. In early 2005 we initiated an operational improvement program. This program focused on enhancing the efficiencies of each of our processes as well as insuring we had the right personnel. We believe we are now starting to experience the benefits of the operational improvement program. We expect to realize further improvements in the upcoming months.

General and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 were $133,638and $180,073 , respectively. The $46,435 decrease in G&A is based primarily upon reduction in personnel and other operating costs due to temporary mine shutdown plans.

The $96,150 variance in consulting and professional services in the first quarter 2007 when comparing the same period in 2006 reflects a reduction in legal fees.

Interest expense for the first quarter of 2007 was $54,427 higher than the same quarter of 2006. This variance reflects the issuance of additional interest bearing notes. At March 31, 2007, our Company had approximately $13,144,000 of outstanding debt bearing an average interest rate of 18%, and at March 31, 2006, our Company had approximately $14,266,028 of outstanding debt bearing an average interest rate of 15%.

 Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2006, we raised an aggregate of $1,700,000 through three financing transactions. In the first quarter 2007, we completed an additional financing transaction, which provided us with $220,000 in net funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2006, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At the date of filing, we do not have any specific commitments for additional financing, which will be necessary to implement our revised business plan. Additionally, without additional funding, it is unlikely that we will be able to remain in operation long enough to have the time necessary to fully revise the business plan.

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

Item 3. Controls and Procedures

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, we believe our company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our executive officers have also concluded that our disclosure controls and procedures are also effective to give reasonable assurance that the information required to be disclosed in our filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

We have identified conditions as of March 31, 2007 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended March 31, 2007 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

During the third quarter and fourth quarters of 2006, there was little activity in this lawsuit, other than the beginning of discovery by the parties. Discovery continued during the first quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None called.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of March 31, 2007(Unaudited)

•	Consolidated Statement of Operations for the three-month periods ended March 31, 2007 and 2006 (Unaudited)

•	Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2007 and 2006 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:
Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended March 31, 2007:

Current report on Form 8-K, filed with the Commission on March 30, 2007, relating to the settlement of the Parent litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: May 17, 2007	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Chief Executive Officer

By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Financial Officer