Form 10QSB
period 2007-06-30
GOLDSPRING INC
filed 2007-08-14
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,560,476,565 shares of Common Stock, $0.000666 Par Value per share, as of August 13, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,503
Prepaid expenses and other current assets	44,807
Deferred financing fees, net	990,953
TOTAL CURRENT ASSETS	1,096,263

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,619,837
Plant, Equipment, Mine Development	594,252
TOTAL PROPERTY AND EQUIPMENT	2,214,089

Reclamation deposit	377,169

TOTAL ASSETS	$3,687,521

The accompanying notes are an integral part of these condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$427,182
Accrued Expenses	1,193,832
Accrued liquidated damages	1,759,072
Accrued interest payable	2,390,037
Derivative Liabilities	577,676
Short-Term Lease Obligations	30,496
Convertible debentures	10,690,910
Promissory notes	2,475,000
Other notes payable and current portion of long-term debt	407,301
TOTAL CURRENT LIABILITIES	19,951,506

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	17,746
Long-term Lease obligation, net of current portion	28,470
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	599,406
TOTAL LIABILITIES	20,550,912

SHAREHOLDERS' DEFICIT
Common stock, $.000666 par value, 3,950,000,000 shares authorized ,
1,392,614,574 shares issued and outstanding	917,491
Additional paid-in capital	12,257,297
Accumulated deficit - Prior years	(27,940,829)
Accumulated deficit - Current year	(2,097,350)
TOTAL SHAREHOLDERS’ DEFICIENCY	(16,863,391)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,687,521

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended June 30,

	2007	2006
	(Unaudited)	(Unaudited)

Revenue from gold sales, net	$149,886	$125,454

Cost and expenses:
Costs Applicable to sales (exclusive of depreciation, and
amortization shown separately below)	-	-
Depletion, depreciation and amortization	80,836	140,010
Exploration	157,075	343,932
General and administrative	146,489	142,064
Consulting and professional services	77,979	113,372
	462,379	739,378
Operating Loss	(312,493)	(613,924)

Other income (expense)
Gain on sale of fixed assets	-	-
Derivative change in fair value	137,286	-
Interest expense	(800,228)	(497,812)
Interest income	-	-
	(662,942)	(497,812)

Net loss:	(975,435)	(1,111,736)

Net loss per common share - basic	$(0.001)	$(0.002)

Basic weighted average common shares outstanding	1,265,979,542	712,649,897

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month period ended June 30,

	2007	2006
	(Unaudited)	(Unaudited)

Revenue from gold sales, net	$349,791	$663,260

Cost and expenses:
Costs Applicable to sales (exclusive of depreciation, and
amortization shown separately below)	-	-
Depletion, depreciation and amortization	143,890	290,034
Exploration	543,068	769,708
General and administrative	280,129	322,137
Consulting and professional services	136,645	268,189
	1,103,732	1,650,068
Operating Loss	(753,941)	(986,808)

Other income (expense)
Gain on sale of fixed assets	-	105,397
Derivative change in fair value	260,892	-
Interest expense	(1,604,301)	(1,247,458)
Interest income	-	-
	(1,343,409)	(1,142,061)

Net loss:	(2,097,350)	(2,128,869)

Net loss per common share - basic	$(0.0018)	$(0.0038)

Basic weighted average common shares outstanding	1,176,770,618	563,928,820

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2.097,350)	$(2,128,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	143,890	290,036
Interest paid through the issuance of stock	279,963	1,574,582
Changes in operating assets and liabilities:
Accounts receivable	-	4,436
Prepaid and other current assets	(20,200)	(366,366)
Finished goods inventory	-	52,000
Inventories	-	(10,824)
Other current assets	12,610	-
Accounts payable	(92,491)	(862,007)
Accrued expenses	78,673	948,711
Accrued interest	776,212	(381,294)
Net change - derivative change fair value	179,364	-
Other	(16,388)	60,788
Net cash used in operating activities	(755,717)	(782,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition / sale of plant and equipment	20,000	(19,739)
Net cash provided by (used in) investing activities	20,000	(19,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing net	-	-
Proceeds from the issuance of notes payable to related party	785,000	950,000
Principal payment Note Payable	(13,387)	(64,230
Net Cash flows provided by financing activities	771,613	885,770

Net decrease in cash and cash equivalents	35,896	83,224
Cash - beginning of period	24,607	26,865
Cash - end of period	$60,503	$110,089
Supplemental disclosures of non-cash investing and financing activities:
Issuance of company stock for interest	279,963	1,574,582
Issuance of company stock for liquidated damages	154,346	-
Conversion of debt into common shares	$322,309	$4,449,490

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007 AND 2006

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

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2006.

Note 3 — Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the six months ended June 30, 2007. During six months ended June 30, 2007 the Company incurred a net loss of $2,097,350. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Note 5 — Summary of Significant Accounting Policies

Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors” in our Form 10-KSB for the year ended December 31, 2006. Results for the three and six months ended June 30, 2007 are not necessarily indicative of year end results for the year to end December 31, 2007.

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

The Company adopted SFAS No. 123R as of December 2006. The Company's condensed consolidated financial statements as of and for the six month period ended June 30, 2007 reflect the impact of adopting SFAS No. 123R.

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

Note 6 —Notes Payable Stockholders

As of June 30, 2007, the Company is in default of the terms on several outstanding note payable with several of its note holders with principal balance due of $13,315,910 and accrued interest of $2,390,035. Because we are in default, the entire note balances have been recorded as current liabilities.

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

During the first quarter of 2007, there was little activity in this lawsuit, other than the beginning of discovery by the parties, which continued through the second quarter. Trial on this matter is currently set for February 2008.

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

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than June 30, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock. As of June 30, 2007 we had failed to make any monthly payments on the debentures and are in default.

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

$2,200,000 Principal Amount Convertible Debenture Financing

On August 23 and 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2007, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust . To date, $2,170,000 of the $2,200,000 has been funded by the investors.

The notes issued as of June 30, 2007 are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2006	$300,000
Winfield Debenture Payable	6/21/2006	300,000
Winfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Winfield Debenture Payable	12/12/2006	100,000
Winfield/Longview Debenture Payable	First Quarter 2007	331,120
Winfield/Longview Debenture Payable	Second Quarter 2007	538,880
Total		$2,170,000

Accordingly, at June 30, 2007 and 2006, we classified the following convertible debentures as current liabilities as follows:

	2007	2006
Convertible Debentures Payable-Investors	$2,328,874	$2,799,219
Convertible Debentures Payable- Mandatory Redemption payment	5,835,688	5,886,058
Convertible Debentures Payable- Failure to Deliver Shares	356,348	356,348
Convertible Notes Payable - 2006 & 2007	2,170,000	600,000
Total	$10,690,910	$9,641,625

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

The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of June 30, 2007 we had failed to make any monthly payments on the notes and are in default.

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

The notes share a security interest with the Winfield notes issued in July 2004. As of June 30, 2007, we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable: December Financing

Accordingly, at June 30, 2007 and 2006, we classified the following notes payable as current liabilities as follows:

	2007	2006
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	250,000
Promissory Notes Payable-March 2006 Financing	150,000	150,000
Total	$2,475,000	$2,475,000

Note 10 —Other Long Term Debt

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

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC, Ford Motor and Caterpillar Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $3,952, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At June 30, 2007 and 2006, we had the following amounts due under the financings as follows:

	2007	2006
Long-term Debt-Current Plum Mine	$10,102	$9,427
Long-term Debt-Current Seller Note	397,200	364,000
Other Long-term Debt-Current	30,496	29,401
Total	$437,798	$402,828

Notes Payable- Equipment Financing - Continued

	2007	2006
Long-term Debt-non current Plum Mine	$17,746	$28,735
Long-term Debt-non current Seller Note	-	83,200
Other Long-term Debt -Non-current	28,470	61,688
Total	$46,216	$173,623

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2007	$21,937
2008	$53,899
2009	$10,977
2010 and thereafter	$-
Total	$86,813

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At June 30, 2007 and 2006 we classified the following notes payable as current liabilities as follows:

	2007	2006
Convertible Notes Payable	$10,690,910	$9,641,625
Promissory notes	2,475,000	2,475,000
Total	$13,165,910	$12,116,625

 Item 2. Management’s Discussion and Analysis or Plan of Operations

     The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended June 30, 2007, as well as our future results.

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

We started to reap the benefits of the operational improvement program that we initiated in 2005, including our first reported net profit for the first quarter of 2006. This program began with a complete review of every facet of the operation to insure maximum efficiency. We have nearly completed our review of the various processes and have implemented several changes, which have increased efficiencies. Most recently, we have made the decision to take over our mining operations, which are currently being performed by an outside contractor. Although we had planned to have our mining operation completely in place by the end of May 2006, delays in financing have dictated that we rely on contract mining assistance through the end of November 2006. However, when we do take over operations, based on our mine plan and internal calculations and reach our targeted production numbers, we had expected our production cost to be less than $400 per ounce but due to shutdown of Plum Mine in February 2007, we have not been able to continue produciton.

Our first quarter 2006 production was hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we ceased mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. The necessary level was reached in late June 2006.

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

Our Company has been involved in litigation with its founder since late 2004 when he attempted a takeover of the Company through a purported consent solicitation in violation of federal securities laws. The litigation was recently settled, thus our Company can focus resources on production and exploration.

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

Adjustments to this analysis have been made over the past few months, all with the goal to best utilize the Company’s limited financial resources to increase shareholder value and to focus on raising additional capital to reinstate operations.

Despite the mine shutdown in February 2007, the Company has had activity in ore body delineation, metallurgic testing and exploration. Ore body delineation has included plans to commence developmental drilling before the end of 2007, with drilling to be completed in three phases of 100 holes per phase. The goal is to map ore body and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data.

There is also ongoing exhaustive metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching. The Company is also assessing if a small mill could be added to increase overall recovery and to determine if previously leached ore has been adequately leached and to determine optimum heap height.

The exploration program, which is heavily dependent on funds availability is scheduled to commence toward the end of 2007, resources permitting, with 12 targets developed at an average depth of 2500 feet.

The Company’s goal would be to reopen the Mine late in the first quarter of 2008 or duing the second quarter if it can complete a reserve report with a qualified third party and complete a comprehensive mine plan and schedule, all of which is dependent upon ability to secure sufficient funds to procure the mining fleet.

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

There are also risks involved in the fact that one individual and his affiliates, as of June 30, 2007, beneficially own in excess of 50% of our voting stock. Pursuant to our recent financing agreement, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $8,264,650 at June 30, 2007, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

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

 Comparative Financial Information

Below we set forth a summary of comparative financial information for both the three and six months ended June 30, 2007 and 2006, respectively.

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Difference
Revenue	$349,791	$663,260	$(313,469)

Reclamation, Exploration and Test Mining Expense	543,068	769,708	(226,640)

General and Administration	280,129	322,137	(42,008)

Consulting and Professional Service	136,645	268,189	(131,544)

Liquidated Damages	-

Interest Expense	1,604,301	1,247,458	356,843

Net Loss	($2,097,350)	(1,247,458)	$31,519

Comparative Financial Information

	Quarter ended June 30, 2007	Quarter ended June 30, 2006	Difference
Revenue	$149,886	$125,454	24,432

Reclamation, Exploration and Test Mining Expense	167,074	343,932	(176,858)

General and administration	146,489	142,064	4,425

Consulting and Professional Service	77,979	113,372	(35,393)

Gain on Sale of Fixed Asset	-0-	-0-	-0-

Interest Expense	800,228	497,812	302,416

Net Loss	($975,434)	($1,111,736)	$136,302

During the three months ended June 30, 2007, we we sold 229 ounces of gold at an average price of $654 per ounce as opposed to 223 ounces of gold during the three months ended June 30, 2006 at an average price of $563 per ounce. During the six months of 2007, we sold 536 ounces of gold at an average price of $650 per ounce as opposed to 1163 ounces of gold at an average price of $ 570 per ounce during the first six months of 2006. Our gold production during the first six months of 2007 was severely hampered by lack of funds to be able to continue mining operations and market our products in an effective manner.

Test Mining Expenses in the three months ended June 30, 2007 were $176,858 less than in the three months ended June 30, 2006, and were $226,640 less in the six months ended June 30, 2007 than in the six months ended June 30, 2006. The expense reduction reflects our decision to temporarily cease mining activity in February 2007 while we focus on delineating the ore body and completing a comprehensive mine plan that should facilitate in mining more efficiently in the future

General and administrative expenses for the three months ended June 30, 2007 were $4,425 more than for the three months ended June 30, 2006 and were $42,008 less for the six months ended June 30, 2007 than for the six months ended June 30, 2007. The decrease in G&A is based primarily upon reduction in personnel and other operating costs due to temporary mine shutdown plans, most of which took effect during the first quarter of 2007.

Consulting and professional service fees were $35,393 less for the three months ended June 30, 2007 than for the three months ended June 30, 2006, and $131,544 less for the six months ended June 30, 2007 than for the six months ended June 30, 2006. The decrease is mainly due to the settlement of the Parent litigation in the first quarter of 2007 and decrease in operational activities which has reduced the need for consulting and professional services.

Interest expense for the three months ended June 30, 2007 was $302,416 higher than for the three months ended June 30, 2006 and was $356,843 higher for the six months ended June 30, 2007 than for the six months ended June 30, 2006. This variance reflects the the adoption of SFAS No. 123R in December 2006 and the issuance of additional higher interest bearing notes. At June 30, 2007, our Company had approximately $13,573,211 of outstanding debt bearing an average interest rate of 18%, and at June 30, 2006, our Company had approximately $12,490,052_ of outstanding debt bearing an average interest rate of 16%.

 Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2006, we raised an aggregate of $1,700,000 through three financing transactions. In the first six months of 2007, we completed additional financing transactions, which provided us with $785,000 in net funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2006, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

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

We have identified conditions as of June 30, 2007 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended June 30, 2007 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None called, although the Company is treating all senior securities as if currently due.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of June 30, 2007(Unaudited)

•	Consolidated Statement of Operations for the three-month periods ended June 30, 2007 and 2006 (Unaudited)

•	Consolidated Statement of Cash Flows for the three-month periods ended June 30, 2007 and 2006 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended June 30, 2007:

Current report on Form 8-K, filed with the Commission on March 30, 2007, relating to the settlement of the Parent litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Chief Executive Officer

By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Financial Officer