Form 10QSB
period 2007-09-30
GOLDSPRING INC
filed 2007-11-14
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 2,503,071,940 shares of Common Stock, $0.000666 Par Value per share, as of November 13, 2007.

 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GOLDSPRING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses and other current assets	$66,048
Deferred financing fees, net	814,323
TOTAL CURRENT ASSETS	880,371

PLANT, EQUIPMENT, MINE DEVELOPMENT, AND MINERAL PROPERTIES, NET:
Mineral properties	1,619,837
Plant, Equipment, Mine Development	513,039
TOTAL PROPERTY AND EQUIPMENT	2,132,876

Reclamation deposit	377,169

TOTAL ASSETS	$3,390,416

The accompanying notes are an integral part of these condensed consolidated financial statements

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Bank Overdraft	$5,504
Accounts Payable	251,695
Accrued Expenses	1,186,734
Accrued liquidated damages	1,745,751
Accrued interest payable	2,841,629
Derivative Liabilities	502,573
Short-Term Lease Obligations	33,675
Convertible debentures	10,296,548
Promissory notes	2,775,000
Other notes payable and current portion of long-term debt	407,478
TOTAL CURRENT LIABILITIES	20,046,587

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt, net of current portion	14,881
Long-term Lease obligation, net of current portion	17,082
Long-term Asset retirement obligations	553,190
TOTAL LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	585,153
TOTAL LIABILITIES	20,631,740

SHAREHOLDERS' DEFICIENCY
Common stock, $.000666 par value, 3,950,000,000 shares authorized , 1,178,751,631 shares issued and outstanding	1,485,778

Additional paid-in capital	12,288,095
Accumulated deficit - Prior years	(27,940,829)
Accumulated deficit - Current year	(3,074,368)
TOTAL SHAREHOLDERS’ DEFICIENCY	(17,241,324)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,390,416

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended September 30,

	2007	2006
	(Unaudited)	(Unaudited)

Revenue from gold sales, net	$804	$379,845

Cost and expenses:
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	81,688	69,979
Exploration	127,882	668,617
General and administrative	24,237	112,029
Consulting and professional services	44,021	52,150
	277,828	902,775
Operating Loss	(277,024)	(522,930)

Other income (expense)		65,000
Gain on sale of fixed assets	-	1,500
Derivative change in fair value	75,103	114,326
Interest expense	(775,082)	(706,558)
Interest income	-	-
	(699,979)	(525,732)

Net loss:	(977,003)	(1048,662)

Net loss per common share - basic	$(0.0006)	$(0.0013)

Basic weighted average common shares outstanding	1,549,126,624	800,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine month period ended September 30,

	2007	2006
	(Unaudited)	(Unaudited)

Revenue from gold sales, net	$350,595	$991,105

Cost and expenses:
Costs Applicable to sales (exclusive of depreciation, and amortization shown separately below)	-	-
Depletion, depreciation and amortization	225,578	216,379
Exploration	670,950	1,384,227
General and administrative	304,366	369,166
Consulting and professional services	180,666	405,338
	1,381,560	2,375,110
Operating Loss	(1,030,965)	(1,384,005)

Other income (expense)		85,000
Gain on sale of fixed assets	-	106,897
Derivative change in fair value	335,995	114,326
Interest expense	(2,379,383)	(2,097,651)
Interest income	-	-
	(2,043,388)	(1,791,428)

Net loss:	(3,074,353)	(3,175,433)

Net loss per common share - basic	$(0.0024)	$(0.005)

Basic weighted average common shares outstanding	1,302,253,229	643,483,944

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,074,353)	$(3,175,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	225,579	460,290
Interest paid through the issuance of stock	716,637	1,574,582
Bank Overdraft	(9,987)	-
Accounts receivable	-	-
Prepaid and other current assets	(41,441)	(192,508)
Finished goods inventory	-	52,000
Other assets	-	(45,619)
Other current assets	(39,925)	-
Accounts payable	(267,976)	(973,968)
Accrued expenses	71,560	950,579
Accrued interest	1,227,804	168,878
Net change - derivative change fair value	104,261	-
Other	15,203	(18,522)
Net cash used in operating activities	(1,072,638)	(1,199,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition / sale of plant and equipment	20,000	25,969
Net cash provided by (used in) investing activities	20,000	25,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing net	-	-
Proceeds from the issuance of notes payable to related party	1,085,000	1,500,000
Principal payment Note Payable	(32,362)	(157,700)
Net Cash flows provided by financing activities	1,052,638	1,342,300

Net decrease in cash and cash equivalents	-	168,548
Cash - beginning of period	-	26,865
Cash - end of period	$-	$195,413
Supplemental disclosures of non-cash investing and financing activities:
Issuance of company stock for interest	716,637	1,574,582
Issuance of company stock for liquidated damages	154,346	-
Conversion of debt into common shares	$660,676	$4,449,490

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007 AND 2006

Note 1 — Nature of Business

We were incorporated in the State of Florida effective October 19, 1999 under the name of Click and Call, Inc. On September 7, 2000, we filed an amendment to our Articles of Incorporation changing our name to STARTCALL.COM, INC. On March 10, 2003, we changed our name to GoldSpring, Inc. (“we” “Goldspring,” or the “Company”). The primary nature of our business is the exploration and development of mineral producing properties.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2006.

Note 3 — Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations during the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Company incurred a net loss of $3,074,353. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Note 5 — Summary of Significant Accounting Policies

Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors” in our Form 10-KSB for the year ended December 31, 2006. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of year end results for the year to end December 31, 2007.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

The Company adopted SFAS No. 123R as of December 2006. The Company's condensed consolidated financial statements as of and for the Nine month period ended September 30, 2007 reflect the impact of adopting SFAS No. 123R.

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

Note 6 —Notes Payable Stockholders

On September 26, 2007, Longview Fund and Longview Equity Fund extended the due date on several outstanding notes with Registrant until January 31, 2008, as described below:

Note with Longview Equity Fund: Convertible Note dated November 30, 2004 in the original principal amount of $1,248,825.

Notes with Longview Fund:
Convertible Note dated November 22, 2005, in the original principal amount of $832,500
Various Promissory Notes, dated September 27, 2005, December 6, 2005, December 22, 2005, February 2, 2006 and March 10, 2006, with an aggregate original principal amount of $1,075,000
Secured Convertible Note, dated August 24, 2006, in the original principal amount of $550,000
Promissory Note, dated July 13, 2007, in the original principal amount of $300,000

As of September 30, 2007, the Company is in default of the terms on several outstanding note payable with several of its note holders with principal balance due of $10,646,221 and accrued interest of $2,496,124. Because we are in default, the entire note balances have been recorded as current liabilities.

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

During the first quarter of 2007, there was little activity in this lawsuit, other than the beginning of discovery by the parties, which continued through the third quarter. Trial on this matter is currently set for February 2008.

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

On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the Mr. Winfield and agreed to convert the mandatory redemption payment into Nine Convertible Debentures (“the Debentures”). Accordingly, we accrued a liability for approximately $6.9 million and reduced our paid-in-capital account for approximately $3.5 million. The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.

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

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than September 30, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock. As of September 30, 2007 we had failed to make any monthly payments on the debentures and are in default.

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

The notes issued as of September 30, 2007 are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2006	$300,000
Winfield Debenture Payable	6/21/2006	300,000
Winfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Winfield Debenture Payable	12/12/2006	100,000
Winfield/Longview Debenture Payable	First Quarter 2007	331,120
Winfield/Longview Debenture Payable	Second Quarter 2007	538,880
Total		$2,170,000

Accordingly, at September 30, 2007 and 2006, we classified the following convertible debentures as current liabilities as follows:

	2007	2006
Convertible Debentures Payable-Investors	$2,187,812	$2,799,219
Convertible Debentures Payable- Mandatory Redemption payment	5,835,688	5,886,058
Convertible Debentures Payable- Failure to Deliver Shares	103,048	356,348
Convertible Notes Payable - 2006 & 2007	2,170,000	1,200,000
Total	$10,296,548	$10,241,625

Note 9 —Promissory Notes Payable

Promissory Notes Payable—July Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of September 30, 2007 we had failed to make any monthly payments on the notes and are in default. Accordingly, the entire principal balance and all accrued and unpaid interest thereon are considered accelerated and classified as current labilities.

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

The notes share a security interest with the Winfield notes issued in July 2004. As of September 30, 2007, we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable: December Financing

Accordingly, at September 30, 2007 and 2006, we classified the following notes payable as current liabilities as follows:

	2007	2006
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	250,000
Promissory Notes Payable-March 2006 Financing	150,000	150,000
Promissory Notes Payable-July 2007 Financing	300,000	-
Total	$2,775,000	$2,475,000

Note 10 —Other Long Term Debt

Notes Payable- Plum Mine

We have a non-interest bearing note payable to a shareholder related to our purchase of the Plum Mining property. The note is payable in ten quarterly payments through September 2006.

Notes Payable- Seller Note

In connection with our acquisition of the Justice, Woodville and Keystone patented claims we issued a promissory note to the seller for $160,000. The note is payable in ten quarterly payments through September 2008.

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC, Ford Motor and Caterpillar Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $3,952, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At September 30, 2007 and 2006, we had the following amounts due under the financings as follows:

	2007	2006
Long-term Debt-Current Plum Mine	$10,278	$9,591
Long-term Debt-Current Seller Note	397,200	397,200
Other Long-term Debt-Current	33,675	29,671
Total	$441,153	$436,462

Notes Payable- Equipment Financing - Continued

	2007	2006
Long-term Debt-non current Plum Mine	$14,881	$26,059
Long-term Debt-non current Seller Note	-	-
Other Long-term Debt -Non-current	17,082	53,497
Total	$31,963	$79,556

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2007	$11,040
2008	$53,899
2009	$10,977
2010 and thereafter	$-
Total	$75,916

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At September 30, 2007 and 2006 we classified the following notes payable as current liabilities as follows:

	2007	2006
Convertible Notes Payable	$10,296,548	$10,241,625
Promissory notes	2,775,000	2,475,000
Total	$13,071,548	$12,716,625

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended September 30, 2007, as well as our future results.

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

We started to reap the benefits of the operational improvement program that we initiated in 2005, including our first reported net profit for the first quarter of 2006. This program began with a complete review of every facet of the operation to insure maximum efficiency. We have nearly completed our review of the various processes and have implemented several changes, which have increased efficiencies. Most recently, we have made the decision to take over our mining operations, which are currently being performed by an outside contractor. Although we had planned to have our mining operation completely in place by the end of May 2006, delays in financing have dictated that we rely on contract mining assistance through the end of November 2006. However, when we do take over operations, based on our mine plan and internal calculations and reach our targeted production numbers, we had expected our production cost to be less than $400 per ounce but due to shutdown of Plum Mine in February 2007, we have not been able to continue production.

Our first quarter 2006 production was hampered by inclement weather in northern Nevada in late 2005 and early 2006. Our Plum Mine received fourteen inches of rain between mid-December and the end of February, filling our leach ponds, including our one hundred year storm pond, nearly to capacity. The high levels of effluents in the ponds prevented us from adding additional reagents to our leach pads. Because we were unable to add new material to the pad and put it under leach, we ceased mining operations in early-January. Our team at the mine did an excellent job, in a challenging situation, to insure the environmental integrity of our operation. The team worked closely with the regulatory authorities throughout this process. In order to resume mining and processing with the necessary reagents, the level of effluents in the ponds must be reduced through evaporation. The necessary level was reached in late September 2006.

Due to the nine month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter were markedly lower in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. The third quarter of 2006 marked the recommencement of mining activities. Recent focus has including (i) ramping up of mining and processing on a continued basis; (ii) stockpiling of ore for processing during inclement weather; and (iii) transition preparation for December 1, 2006 takeover of mining operations by the Company’s own staff. Furthermore, significant fluid management steps had been taken to avoid another shut down of activity as experienced during the first five months of 2006. The mine was shut down again in the first quarter of 2007 due to insufficient funds to run operations.

In the first quarter of 2007 three of our four remaining directors resigned to pursue other opportunities which leaves the Company with the opportunity to seek a new Board well experienced in the mining industry.

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

The exploration program, which is heavily dependent on funds availability had been scheduled to commence toward the end of 2007, resources permitting, with 12 targets developed at an average depth of 2500 feet; however, lack of sufficient funds has caused another delay in the recommencement of exploration.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine late in the first quarter of 2008 or during the second quarter if it can complete a reserve report with a qualified third party and complete a comprehensive mine plan and schedule, all of which is dependent upon ability to secure sufficient funds to procure the mining fleet.

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

There are also risks involved in the fact that one individual and his affiliates, as of September 30, 2007, beneficially own in excess of 50% of our voting stock. Pursuant to our recent financing agreement, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $8,264,650 at September 30, 2007, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

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

We also had planned to continue our exploration program in 2007 if capital resources allowed; however, due to insufficient funds, this has been delayed until the first quarter of 2008. In March 2006, we retained Larry Martin, a registered geologist, to oversee our exploration program at the Plum Mine and in the Comstock Lode district. Mr. Martin has over twenty-five years of diverse geological and exploration experience in the mining industry. He has worked for several major mining enterprises, including Peter Kiewit, where he served as manager of geological services. We have allocated a budget of $500,000 to explore and develop our claims at the Plum Mine. We hoped to begin exploration in late spring or early summer of 2006 but due to inability to obtain a large enough capital investment this exploration is substantially delayed into sometime in 2007 (assuming the Company is able to secure adequate financing). We intend to target our exploration toward replenishing and expanding our mineralized material inventory at our existing mine and toward developing new mineral properties. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

In December 2005, we initiated a review of the invoices of our mining contractor. Specifically, we sought to reconcile the volume of material for which we were billed with the volume of material that was actually mined. We used an outside surveyor to conduct a comprehensive analysis of bank cubic yards mined. The results of the survey indicated that we had been over-billed by over $500,000. We met with the mining contractor in early 2006 to discuss this issue and presented our proposed billing adjustment. The mining contractor has contracted an engineering firm to perform an independent analysis of the data generated from our surveys to determine the accuracy of our calculations. We anticipated a resolution of this issue by September of 2006 but due to continuing litigation this issue is still outstanding.

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

On a positive note is the resolution, without liability to the Company, of the 2-½ year legal battle with a former director thus stopping the ongoing drain of litigation on the human and financial resources of the Company. To date, over $1,000,000 was spent on legal fees in that litigation. With the litigation settled, all diverted human and financial resources can be refocused on readjusting the business plan of the Company with the goal of restarting and revamping operations no later than early 2008.

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

Due to our current plan to realign our operations, we have not yet been able to and may not be able to meet any or all of the above goals.

Placer Claims, Water Rights, and Mineral Permits

We originally became a mineral company through an acquisition of unpatented placer mineral claims and the Big Mike copper claims in September 2003 from Ecovery, Inc. The transaction had an effectuation date of March 11, 2003. Specifically, that acquisition provided us with a number of Nevada-based placer claims, including the Gold Canyon and Spring Valley claims, and 17 unpatented lode claims called the Big Mike Copper property. This acquisition did not include any real property rights. In November 2003, we acquired the Plum mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims.

 Comparative Financial Information

Below we set forth a summary of comparative financial information for both the three and nine months ended September 30, 2007 and 2006, respectively.

Comparative Financial Information

	Quarter ended September 30, 2007		Quarter ended September 30, 2006		Difference
Revenue	$804		$379,845		(379,041)

Depletion and amortization	81,688		69,979		11,709

Reclamation, Exploration and Test Mining Expense	127,882		668,617		(540,735)

General and administration	24,236		112,029		(87,793)

Consulting and Professional Service	44,021		52,150		(8,129)

Gain on Sale of Fixed Asset / Other	-0	-	(66,500	)-	66,500

Derivative Change in fair value	75,103	-	114,326		(39,223)

Interest Expense	775,082		706,558		68,524

Net Loss	$(977,003)		$(1,048,662)		$138,159

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Difference
Revenue	$350,595	$663,260	$(313,469)

Depletion and amortization	225,578	216,379	9,199

Reclamation, Exploration and Test Mining Expense	670,950	1,384,227	(713,277)

General and Administration	304,365	369,166	64,801)

Consulting and Professional Service	180,666	405,338	(224,672)

Gain on Sale of Fixed Asset / Other	-	(191,897)	191,897

Derivative Change in fair value	335,995	114,326	221,669

Interest Expense	2,379,383	2,097,651	281,732

Net Loss	$(3,074,353)	(3,175,433)	$101,080

During the three months ended September 30, 2007, we sold 229 ounces of gold at an average price of $654 per ounce as opposed to 223 ounces of gold during the three months ended September 30, 2006 at an average price of $563 per ounce. During the nine months of 2007, we sold 536 ounces of gold at an average price of $650 per ounce as opposed to 1163 ounces of gold at an average price of $ 570 per ounce during the first nine months of 2006. Our gold production during the first nine months of 2007 was severely hampered by lack of funds to be able to continue mining operations and market our products in an effective manner.

Test Mining Expenses in the three months ended September 30, 2007 were $176,858 less than in the three months ended September 30, 2006, and were $226,640 less in the nine months ended September 30, 2007 than in the Nine months ended September 30, 2006. The expense reduction reflects our decision to temporarily cease mining activity in February 2007 while we focus on delineating the ore body and completing a comprehensive mine plan that should facilitate in mining more efficiently in the future

General and administrative expenses for the three months ended September 30, 2007 were $4,425 more than for the three months ended September 30, 2006 and were $42,008 less for the nine months ended September 30, 2007 than for the Nine months ended September 30, 2007. The decrease in G&A is based primarily upon reduction in personnel and other operating costs due to temporary mine shutdown plans, most of which took effect during the first quarter of 2007.

Consulting and professional service fees were $35,393 less for the three months ended September 30, 2007 than for the three months ended September 30, 2006, and $131,544 less for the nine months ended September 30, 2007 than for the nine months ended September 30, 2006. The decrease is mainly due to the settlement of the Parent litigation in the first quarter of 2007 and decrease in operational activities which has reduced the need for consulting and professional services.

Interest expense for the three months ended September 30, 2007 was $302,416 higher than for the three months ended September 30, 2006 and was $356,843 higher for the nine months ended September 30, 2007 than for the nine months ended September 30, 2006. This variance reflects the adoption of SFAS No. 123R in December 2006 and the issuance of additional higher interest bearing notes. At September 30, 2007, our Company had approximately $13,573,211 of outstanding debt bearing an average interest rate of 18%, and at September 30, 2006, our Company had approximately $12,490,052_ of outstanding debt bearing an average interest rate of 16%.

 Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2006, we raised an aggregate of $1,700,000 through three financing transactions. In the first nine months of 2007, we completed additional financing transactions, which provided us with $785,000 in net funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2006, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At the date of filing, we do not have any specific commitments for additional financing, which will be necessary to implement our revised business plan, although we are diligently seeking alternative sources of funding. Additionally, without additional funding, it is unlikely that we will be able to remain in operation long enough to have the time necessary to fully revise the business plan.

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

We have identified conditions as of September 30, 2007 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended September 30, 2007 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Parent Litigation

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

During the third quarter and fourth quarters of 2006, there was little activity in this lawsuit, other than the beginning of discovery by the parties. Discovery continued during the first three quarters of 2007, and trial is now set for February 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None called, although the Company is treating all senior securities as if currently due.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of September 30, 2007(Unaudited)

•	Consolidated Statement of Operations for the three-month periods ended September 30, 2007 and 2006 (Unaudited)

•	Consolidated Statement of Cash Flows for the three-month periods ended September 30, 2007 and 2006 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended September 30, 2007:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	Chief Financial Officer