Form 10KSB
period 2007-12-31
GOLDSPRING INC
filed 2008-04-11
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-32429

GOLDSPRING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	7389	65-0955118
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
incorporation or organization)	Classification Code Number)

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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer's revenues for the most recent fiscal year: $395,451

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of April 3, 2008: $56,200,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 2,990,552,847 shares of Common Stock, $0.000666 Par Value, as of April 3, 2008.

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

PART I

Item 1. Description of Business

Overview

We are a North American precious metals mining company with extensive, contiguous property in the Comstock Lode District and an operating gold and silver mine. In the Company's relatively short history, it secured permits, built an infrastructure and brought the Comstock Lode project into production. Since 2005, the Company has been acquiring additional properties around its Comstock Lode project in northern Nevada, expanding its footprint and creating opportunities for exploration. The Company's objectives are to optimize production, increase reserves through exploration and acquisitions, expand its footprint in the Comstock, and maximize shareholder value.

2007 began with the temporary closure of mining operation. This shutdown allowed the Company to focus on the geology to gain a comprehensive understanding of the mineralization at the Hartford complex. In addition, the company commenced a drilling program in December 2007 to further delineate the ore body and to determine the most effective process for mining operations. The goal is to define and map the ore body and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data.

There is also ongoing metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching. The Company is also assessing whether if a small mill sould be added to increase overall recovery and to determine if previously leached ore has been adequately leached and to determine optimum heap height.

The exploration drilling program commenced in December 2007 with 4 drill holes. The Company intends to continue the exploration drilling program throughout 2008; however, lack of sufficient funds could impact the pace of the drilling program.

The Company turned a corner in the first quarter of 2007 with the final settlement of the Parent litigation as continued financial and human resource drain which all but consumed the Company is finally over. Given the end of this litigation, change in Board composition and continued challenges in capital raising efforts, the Company’s management has determined that there is a need to reevaluate the Company’s business plan with a view toward the best way to maximize shareholder value and protection of our secured creditors. In addition, in December 2007 the Company settled its litigation with N.A. Degerstrom. The lawsuit originated out of a dispute as to how much the Company owed Degerstrom for services provided. Pursuant to a December 27, 2005 agreement, the parties agreed that the amount to be paid by the Company to Degerstrom would be subject to volume reconciliation by aerial survey. GoldSpring, pursuant to prepared aerial and ground surveys, asserted the Company had been over-billed for amounts of ore and waste which had been hauled by Degerstrom. Degerstrom, according to the original lawsuit, claimed in excess of $806,000 plus interest for services provided, totaling approximately $1,000,000. Under the settlement agreement, GoldSpring will pay Degerstrom $250,000 and both parties agree to dismiss their claims against the other. The agreement is subject to GoldSpring remitting $100,000 by December 11, 2007 and the balance of $150,000 by January 31, 2008. These payments were made in a timely manner.

We are actively seeking financing to meet our working capital needs and fuel our growth. If we are unable to secure such financing, we may be unable to continue as a going concern.

The following table sets forth certain information regarding our current projects.

Name	Location	Type
Comstock Lode Properties	Storey and Lyon County, Nevada	Gold and silver lode claims- open pit test mining
Como	Lyon County, Nevada	Gold and silver lode claims
Gold Canyon	Lyon County, Nevada	Placer gold claims
Spring Valley	Lyon County, Nevada	Placer gold claims

Our Comstock Lode exploration project is located between Carson City and Virginia City, Nevada, about 30 miles southeast of Reno in an area known as American Flat. Our Gold Canyon and Spring Valley placer claims are located in Lyon County, Nevada, five miles south of our Plum property, in American Flat / Gold Hill, Nevada. Our Big Mike Copper property is located approximately two hours east of Reno near Winnemucca, Nevada.

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

Employees

We approximately have 10 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our operation, including project evaluation, due diligence, and acquisition initiatives.

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

Officers of our Company

Robert T. Faber, CPA*  has served as President and Chief Executive Officer of our company since September 2004 and Chief Financial Officer since June 2003. Mr. Faber is an executive with 20 years of diverse senior financial and operational management, business and acquisition experience, including 10 years of international experience. Mr. Faber was named Chief Executive Officer and President of GoldSpring in September 2004. Prior to his appointment, he had served as Chief Financial Officer since June 2003. Mr. Faber served from 2002 until 2003 as Vice President of United Site Services, Inc., a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. (*Not licensed to practice)

Jim Golden has served as the Company’s COO since May 2006. Mr. Golden, who is a mining engineer, has over twenty-five years of experience in the mining industry, including ten years with Peter Kiewit's mining division, where he was a district manager. A graduate of Montana Tech, Mr. Golden has owned his own consulting firm since 1990, where he has provided consulting services throughout the world for over 50 mining companies.

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

$2,200,000 Convertible Debenture Financing

On August 23 - 24, 2006, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2007, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2006, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2006 - August 24, 2006, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, one of the lenders has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust. As of December 31, 2007, $2,170,000 of the $2,200,000 has been funded by the investors.

The notes issued are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2006	$300,000
Winfield Debenture Payable	6/21/2006	300,000
Winfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Winfield Debenture Payable	12/12/2006	100,000
Winfield Debenture Payable	First Quarter 2007	331,120
Winfield Debenture Payable	Second Quarter 2007	288,880
Longview Debenture Payable	4/1/07	250,000
Total		$2,170,000

In July 2007, we completed an additional financing transaction, which provided us with $300,000 in funding. In consideration for the funding, we issued a promissory note with a term of one hundred and twenty (120) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (22%). The funds were used for working capital and general corporate purposes.

On October 9, 2007, we completed a financing transaction, which provided us with $137,500 in funding. In consideration for the financing, we issued promissory notes with a face value of $200,000, reflecting an original issue discount of thirty-one and a quarter (31.25%) percent. The term of the notes is one year. The note does not bear interest These funds were used for working capital and general corporate purposes.

On December 11, 2007, the Company formally entered into an agreement with several investors to loan $1,000,000 to the Company. In consideration for the financing, we issued promissory notes with a face value of $1,200,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date As of December 31, 2007, $500,000 of the $1,000,000 has been funded by the investors.

The aggregate total of 2007 financing transactions was $1,970,000.

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

We plan to expand our business and the number of employees over the next 12 months. In particular, we intend to hire additional operational personnel. Our inability to hire and retain additional qualified employees could have a negative impact on our chances of success.

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

At December 31, 2007, we had outstanding 2,743,508,248 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At December 31, 2007, these notes and warrants were convertible into or exercisable for a total of approximately 1.164 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

In addition to the mineral leases, we hold 100 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. As of December 31, 2007, the outstanding balance of the note was $250,000.

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

Description of Equipment and other Infrastructure Facilities

Up until the shutdown in mining in February 2007, GoldSpring used a mining contractor to dig material from the Billie the Kid pit. The contractor used 50 ton Euclid haul trucks to haul the mineralized materials from the Billie the Kid/Lucerne open pit to the crushing and process facility located in the northeast corner of the property. The mineralized material is crushed, and agglomerated in a self-contained portable crushing plant. The mineralized material is fed to a vibrating plate feeder by a front-end loader. The feeder provides a steady feed to a Pioneer jaw crusher where material is crushed to -3” minus. Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pug mill feed conveyor which is then transported to the leach pads. A dilute cyanide solution is then applied to the mineralized material on the leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the 300 gpm Merrill-Crowe recovery plant. The resulting zinc precipitate collected in the presses is dried and smelted on the property using an electric furnace to produce gold dore.

Our third-party contract mining company owns and provided the haul trucks, front end shovel, loaders and blade. We own the Merrill-Crowe gold precipitation plant, the agglomerator, crushers, screen, water truck, generators, dozers, cement silo with a screw feeder, and conveyors. The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than four years old. The total book value of our equipment associated with the Billie the Kid and the Lucerne facilities is approximately $1,500,000.

Power Utilization at the Plum Property:

We completed the installation of the grid power line replacing a Caterpillar 3516 (1000 kilowatt) diesel generator. The change has reduced our crushing costs and directly attributed to expanding our permit for tons crushed.

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

It should also be noted that the above-stated tonnage of mineralized material does not reflect waste dilution during test mining or metal value losses in processing. Nor do the above numbers reflect the drilling and exploration work performed in 2004, 2005 and 2006. We have established procedures to recalculate and update our mineral inventory annually, and we plan do so in the first half of 2008.

Future Exploration Potential

We are conducting an exploration program to test surface mineral targets as well as deep underground bonanza targets by using geological mapping, geochemical/geophysical investigations and drilling.

Gold Canyon and Spring Valley (Placer Claims)

We own a 100% interest in the 25 federal unpatented placer claims located in Lyon County, Nevada known as the Gold Canyon and Spring Valley claims. The 25 unpatented placer claims cover approximately 850 acres and are located about 30 miles southeast of Reno and six miles south of Virginia City, Nevada. We have not completed any exploration activity on the Gold Canyon or Spring Valley properties. The properties are undeveloped and do not contain any open-pit or underground mines. We have not established any proven or probable reserves on the mineral claims. All of our activities associated with these properties are exploratory in nature. The processing plant is stored at our Plum Mining property in American Flat, Nevada. We have no plans to begin test mining operations on these properties in the near-term.

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

At the end of September 2006, the Company entered into a ten year lease with a local company, controlled by a former GoldSpring director, for a 10 year lease of all of its mining claims for its Big Mike copper mine. The Lease calls for a $50,000 initial payment, to cover royalty payments due for the first two years of the lease term. Additionally, the lessee must pay Goldspring $75,000 when a production permit is awarded, and $125,000 when commercial mining commences. Additionally, the lessee agrees to a work expenditure of $300,000 for environmental and engineering matters in the first thirty-six months of the lease. During the term of the lease, Goldspring will also receive a production royalty of between 3% and 5% of net returns from copper mining, dependent on the price of copper.

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

The litigation was settled in early December 2007. Under the settlement agreement, Under the settlement agreement, GoldSpring paid Degerstrom $250,000 and both parties agree to dismiss their claims against the other. The agreement was subject to GoldSpring remitting $100,000 by December 11, 2007 and the balance of $150,000 by January 31, 2008. The Company made both payments in a timely manner.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the OTC Bulletin Board under the symbol “GSPG:OB”. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2007, we had over 5,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2007, we had 2,743,508,245 shares of common stock outstanding.

The following table sets forth the high and low bid prices for our common stock since for the last two years.

Year	Quarter	High	Low

2005	First	0.23	0.06
2005	Second	0.10	0.03
2005	Third	0.11	0.05
2005	Fourth	0.06	0.02
2006	First	.043	.014
2006	Second	.02	.009
2006	Third	.014	.003
2006	Fourth	.012	.003
2007	First	.0047	.0028
2007	Second	.0035	.001
2007	Third	.001	.0005
2007	Fourth	.01538	.0005

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2007

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	100,000,000	$.00963	0
Equity Compensation Plans Not Approved by Stockholders	0	$0	800,000,000
Total	100,000,000	$.00963	0

Pursuant to the Employment Agreement, Mr. Golden shall be granted 10,000,000 stock options currently and will be eligible for an additional 10,000,000 options for each addition one hundred thousand ounces of gold reserves up to 90,000,000 options. Options will vest over 36 months from the date of the grant. All earned and vested options have an exercise price of $0.00963

Dividend Policy

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2007, as well as our future results.

Overview

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum Mine; and maximize value for our shareholders.

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

Due to the nine month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter were markedly lower in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. The third quarter of 2006 marked the recommencement of mining activities. Recent focus has included (i) ramping up of mining and processing on a continued basis; (ii) stockpiling of ore for processing during inclement weather; and (iii) transition preparation for December 1, 2006 takeover of mining operations by the Company’s own staff. Furthermore, significant fluid management steps had been taken to avoid another shut down of activity as experienced during the first five months of 2006. The mine was shut down again in the first quarter of 2007 due to insufficient funds to run operations.

In the first quarter of 2007 three of our four remaining directors resigned to pursue other opportunities which leaves the Company with the opportunity to seek a new Board well experienced in the mining industry.

The Company turned a corner during 2007 with the final settlement of the Parent litigation and settlement of the Degerstrom litigation which have continued financial and human resource drain which all but consumed the Company are finally over. Given the end of this litigation, change in Board composition and continued challenges in capital raising efforts, the Company’s management determined that there is a need to reevaluate the Company’s business plan with a view toward the best way to maximize shareholder value and protection of our secured creditors.

In detail, this evaluation is covering the following matters:

•	Expanding our footprint in the Comstock Region and other acquisition opportunities

•	Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford complex in a more detailed manner

•	Completion of the Plum Mine reserve report

•	Strategic acquisitions in other areas of North America

Adjustments to this analysis have been made over the past few months, all with the goal to best utilize the Company’s limited financial resources to increase shareholder value and to focus on raising additional capital to reinstate operations.

Despite the mine shutdown in February 2007, the Company has had activity in ore body delineation, metallurgic testing and exploration. Ore body delineation included plans to commence developmental drilling in December 2007, with drilling to be completed in three phases of 100 holes per phase. The goal is to define and map the ore body and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data.

There is also ongoing exhaustive metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching. The Company is also assessing if whether a small mill could be added to increase overall recovery.

The exploration drilling program, which is heavily dependent on funds availability, commenced in December 2007. The Company is scheduled to continue with the exploration drilling program throughout 2008.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during the second half of 2008 if it can complete a reserve report with a qualified third party and complete a comprehensive mine plan and schedule, all of which is dependent upon ability to secure sufficient funds to procure the mining fleet.

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

There are also risks involved in the fact that one individual and his affiliates, as of September 30, 2007, beneficially own in excess of 50% of our voting stock. Pursuant to our recent financing agreement, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $8,,721,478 at December 31, 2007, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

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

We also had planned to continue our exploration program in 2007 if capital resources allowed; however, due to insufficient funds, this was delayed until the first quarter of 2008. In March 2006, we retained Larry Martin, a registered geologist, to oversee our exploration program at the Plum Mine and in the Comstock Lode district. Mr. Martin has over twenty-five years of diverse geological and exploration experience in the mining industry. He has worked for several major mining enterprises, including Peter Kiewit, where he served as manager of geological services. We have allocated a budget of $500,000 to explore and develop our claims at the Plum Mine. We hoped to begin exploration in late spring or early summer of 2006 but due to inability to obtain a large enough capital investment this exploration is substantially delayed into sometime in 2007 (assuming the Company is able to secure adequate financing). We intend to target our exploration toward replenishing and expanding our mineralized material inventory at our existing mine and toward developing new mineral properties. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Plum mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

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

Among the exploration and business development activities that are in process:

·	Ore body delineation

·	Reserve definition

·	Completion of reserve report

·	Development of comprehensive mine plan from exploration results

·	Increase of ore reserves

·	Augment ability to mine and operate at more efficient levels

·	Intent to resume mine operations after completion of the 43101 reserve report and the comprehensive mine plan.

·	Expansion of existing footprint in the Comstock region
Expansion of team of experts to study geology and metallurgy, as well as develop mine plan, define reserves and complete reserve report
Secure funds to commence drilling

Due to our current plan to realign our operations, we have not yet been able to and may not be able to meet any or all of the above goals (as stated for each goal, where not completed in 2007).

Notwithstanding the foregoing, November and December 2007 were productive months. The Company hired Orbit Garant Drilling to perform exploration and developmental drilling at the Comstock project, and four holes were drilled by the end of December, with third party laboratory testing yielding encouraging ore grades from samples tested from the first four holes. The Company also hired two mining engineers and a Ph. D. geologist as consultants to its team to further augment its expertise in exploration. In order to fund its exploration efforts, the Company raised $1,000,000 in capital to finance the commencement in drilling.

Early 2008 Developments

The Company has drilled a total of 25 holes in its exploratory program through March 2008, with better assay results than the grades yielded during 2005 and 2006 production. With the appointment of two new directors in 2008 (Rob Faber, the Company’s CEO, and Scott Jolcover (a former Company employee with significant mining experience in the region), the Company has commenced the task of rebuilding its Board, which lost 4 of 5 Directors in early 2007. The Company looks to continue expanding its Board during 2008, to include independent directors. In early March 2008, the Company appointed a new metallurgical team with resources and expertise geared toward efficiency maximization in anticipation of recommencement of production, which is scheduled for the second quarter of 2008 (subject to expert advice). The Company has secured an additional $1,000,000 for further drilling and general corporate expenses.

Comparative Financial Information

	Twelve Months ended December 31, 2007	Twelve Months ended December 31, 2006	Difference
Revenue	$395,541	$1,255,013	$(859,472)

Reclamation, Exploration and Test Mining Expenses	473,594	1,985,611	(1,512,017)

Consulting and professional	297,531	468,951	(171,420)

General and administrative	535,739	573,683	(37,944)

Interest Expense	2,868,455	2,779,420	89,035

Net Loss	$(4,416,527)	$(4,416,527)	$(359,171)

We sold 531,ounces of gold at an average price of $744 per ounce during the twelve-month period ended December 31, 2007 compared to gold sales of 2,116 ounces at an average price of $ 578 per ounce during the same period of 2006. In February 2007 the Compant shutdown mining operation to focus on the geology and exploration drilling. Reclamation, Exploration and Test Mining Expenses were $ 1,512,017 less for the year ended December 31, 2007 than for the year ended December 31, 2006. This 2007 expense decrease reflects the suspension of mining activity in February 2007. Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

	Quarter ended December 31, 2007	Quarter ended December 31, 2006	Difference
Revenue	$44,946	$263,908	$(218,962)

Reclamation, Exploration and Test Mining Expense	(197,356)	601,384	(798,740)

Consulting and professional	116,865	63,613	(53,252)

General and administrative	231,373	204,516	(53,252)

Interest Expense	486,729	681,769	(195,040)

Net Loss	$(644,665)	$(1,211,206)	$566,541

During the fourth quarter of 2007 we sold 74 ounces of gold at an average price of $607 per ounce compared to gold sales of 337 ounces at an average price of $ 545 per ounce during the same period of 2006. Reclamation, Exploration and Test Mining Expenses in the fourth quarter of 2006 were $787,740 less than the fourth quarter of 2006. This variance reflects reflects the shutdown of mining since February 2007. As detailed above, our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

At December 31, 2007, our Company had approximately $13,552,000 of outstanding debt bearing an average interest rate of 20% of which $7,398,239 originated from our November 2004 restructuring of the March 2004 private placement. (See “Recent Financing Events and Restructuring,” above) Prior to November 2004, our Company had no outstanding interest-bearing debt.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2007, we raised an aggregate of $1,970,000 through three financing transactions. Through March 30, 2008, we received $1,500,000 in additional funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2007, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

In connection with our acquisition of the Plum Mining Company, LLC, we issued a promissory note to the seller for $1 million (the balance of the purchase price). At December 31, 2007, the outstanding balance on the Note was $250,000. We are in default on this Note.

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

The notes issued are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2006	$300,000
Winfield Debenture Payable	6/21/2006	300,000
Winfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Winfield Debenture Payable	12/12/2006	100,000
Winfield Debenture Payable	First Quarter 2007	331,120
Winfield Debenture Payable	Second Quarter 2007	288,880
Longview Debenture Payable	4/1/07	250,000
Total		$2,170,000

In July 2007, we completed an additional financing transaction, which provided us with $300,000 in funding. In consideration for the funding, we issued a promissory note with a term of one hundred and twenty (120) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (18%). The funds were used for working capital and general corporate purposes.

On October 9, 2007, we completed a financing transaction, which provided us with $137,500 in funding. In consideration for the financing, we issued promissory notes with a face value of $200,000, reflecting an original issue discount of thirty-one and a quarter (31.25%) percent. The term of the notes is one. The note does not bear interest The funds were used for working capital and general corporate purposes.

On December 11, 2007, the Company formally entered into an agreement with several investors to loan $1,000,000 to the Company. In consideration for the financing, we issued promissory notes with a face value of $1,200,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date As of December 31, 2007, $600,000 of the $1,200,000 has been funded by the investors.

The aggregate total of 2007 financing transactions was $1,970,000.

Accordingly, at December 31, 2007 and December 31, 2006, we classified the following convertible debentures as current liabilities as follows:

	Dec. 31, 2007	Dec. 31, 2006
Convertible Debentures Payable-Investors	$1,570,237	$2,600,812
Convertible Debentures Payable- Mandatory Redemption payment	5,737,058	5,886,059
Convertible Debentures Payable- Failure to Deliver Shares	90,944	356,348
Convertible Notes Payable – 2006	2,170,000	1,300,000
Total	$9,568,239	$10,143,219

The aggregate proceeds from 2007 financing transactions totaled $1,970,000.

We expect to initiate a comprehensive exploration program during 2008 and expand our footprint at our Plum mine. We intend to finance our exploration project, acquisitions and any other capital expenditures in 2008 through the issuance of debt or equity instruments to existing shareholders and other parties. There can be no assurance that such financing will be available.

Item 7. Financial Statements

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Except as stated below, Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have identified conditions as of December 31, 2007 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended December 31, 2007 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Item 8B. Other Information

Not applicable.

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

William J. Nance	64	Director

William J. Nance has been a director of our Company since October 2005. Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance is also a Director of Intergroup Corporation, Santa Fe and Portsmouth.

Scott Jolcover and Robert Faber were elected to the Board of Directors on January 17, 2008 to fill vacancies on the board. Mr. Faber has served as the Company’s President and Chief Financial Officer since September 2004 and the Chief Financial Officer since June 2003. Mr. Jolcover served as General Manager of the Plum Mine prior to and after it was acquired by GoldSpring in November 2003. Since leaving GoldSpring in 2006, Mr. Jolcover has worked as a consultant. . Mr. Faber has served as the Company’s President and Chief Financial Officer since September 2004 and the Chief Financial Officer since June 2003

Executive Officers

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

Our Board of Directors had established three standing committees: an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. Due to the fact that Mr. Nance, who is not independent, was the sole Director during most of 2007, those Committees have been inactive. Once a full slate of Directors is appointed, the Company will review and update charters and reconstitute its Committees, as practicable.

Item 10. Executive Compensation

The following table sets forth, for the periods indicated, the total compensation for services provided to us in all capacities by our Chief Executive Officer. No other executive officer received aggregate compensation exceeding $100,000 during 2007.

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)			Long-Term Compensation Awards Securities	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Underlying Options (#)	Compensation ($)	TOTAL

Robert T. Faber(1)(2)(4)	2007	180,000	0			$180,000
Robert T. Faber(2)(3)(4)	2006	$147,500	$0	0	$0	$147,500
Robert T. Faber, President and Chief Executive Officer;	2005	$120,000	$0	0	$0	$120,000
Chief Financial Officer	2004	$115,000	$10,000	0	$0	$125,000
Jim Golden, COO(3)(4)	2007	150,000	0	100,000,000	0	$150,000
Jim Golden, COO (3)(4)	2006	$150,000	$0	0	$0	$150,000

(1)	Mr. Faber has served as President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003.

(2)	$90,000 of Mr. Faber’s 2005 - 2007 salary has not yet been paid. We intend to pay this amount in 2008.

(3)	Mr. Golden has served as Chief Operating Officer since October 2006. Prior to October 2006, Mr. Golden served as a consultant to our Company

(4)	$90,000 of Mr. Faber’s 2005 - 2007 salary and $10,000 of Mr. Golden’s 2006 salary remains unpaid. Mr. Golden was paid the pending $10,000 in January and February 2008.

Stock Options

We did not grant stock options to directors, officers, or employees in 2006. There were no shares of common stock underlying unexercised stock options at December 31, 2006. This information is summarized hereinbelow.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2007

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert T. Faber	-	-	-	-	-	-	-	-	-
Jim Golden	10,000,000	0	90,000,000	.00963	-	-	-	-	-

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

Effective as of December 13, 2007, the Company entered into an Executive Employment Agreement with Jim Golden, its COO. The Agreement carries a three year term from December 13, 2007. During the term of the Agreement, Mr. Golden’s base salary shall be $150,000 per year, with such increases as may be determined by the Company’s Compensation Committee, with a bonus not to exceed 50% of the base salary then in effect. Also pursuant to the Agreement, Mr. Golden shall be granted 10,000,000 stock options currently and will be eligible for an additional 10,000,000 options for each addition one hundred thousand ounces of gold reserves up to 90,000,000 options. Options will vest over 36 months from the date of the grant. All earned and vested options have an exercise price of $0.00963. Mr. Golden shall continue to receive his full base salary for a period of one year from date of termination and upon a sale of the Company, he shall receive a one time lump sum payment equal to 100% of his then in effect base salary, with all options vesting immediately.

Compensation of Directors

During the fiscal year ended, our Directors were/were not given compensation for services rendered as Directors. The following table summarizes any compensation given in 2007:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Nance	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
	-	-	-	-	-	-	-

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by (1) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all directors and officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)

Directors and Executive Officers:
Robert T. Faber (1) (2) (4)	1,990,000	0.1%
Jim Golden(1) (2)	10,000,000.4%
William Nance	0	0.0%

All directors and executive officers as a group (four persons)	11,990,000	0.5%

5% Shareholders:
John V. Winfield(5)	1,025,319,501	28.3. %
Merriman Curhan Ford(6)	343,747,233	12.5%

(1)
Includes, when applicable, shares owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options.

(2)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of December 31, 2007. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of December 31, 2007 upon the conversion of convertible notes or the exercise of warrants or stock options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(3)
.Includes shares beneficially owned by John W. Winfield, Santa Fe Financial Corp., Portsmouth Square, Inc. and InterGroup Corporation. Mr. Winfield’s address is 820 Moraga Drive, Los Angeles, California 90049.

(4)	Appointed as Director on January 17, 2008

(5)
 Includes shares beneficially owned by John V. Winfield, Santa Fe Financial Corp, Portsmouth Square, Inc. and Intergroup Corporation. Mr. Winfield’s address is 820 Moraga Drive, Los Angeles, California 90049.

(6)	Merriman Curhan and Ford’s address is 600 California Street, 9th Floor, San Francisco, California 94108.

Item 12.  Certain Relationships and Related Transactions

Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2)	Exhibits filed as part of this Report:

Exhibit Number	Exhibit
3.1	Borrower Security Agreement

23.1	Consent of Jewett, Schwartz Wolfe & Associates

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K during the quarter ended December 31, 2007:

None.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2006 and December 31, 2007, are as follows:

	2006	2007
Audit fees	$37,500	$37,500
Audit-related fees	$11,700	$15,000
Tax fees	$10,000	$10,000
All other fees	$0	$0

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

Date: April 11, 2008

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert T. Faber
Robert T. Faber
President, Chairman and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 11, 2008

GOLDSPRING, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
Goldspring, Inc.

We have audited the accompanying consolidated balance sheet of Goldspring, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspring, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years then ended 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred in net losses approximating $32,000,000 as of December 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida April 11, 2008

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	174,996
Prepaid expenses and other current assets	-
Deferred financing fees, net	185,417
Total Current Assets	360,413

PLANT, EQUIPMENT, AND MINERAL PROPERTIES

Mineral properties	1,619,837
Plant and equipment	411,040
Total property and equipment	2,030,877
Reclamation deposit	377,169
Other – embedded derivatives	906,989
Total Assets	$3,675,448

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2007
CURRENT LIABILITIES
Accounts payable	305,638
Accrued expenses	683,575
Accrued liquidated damages	1,745,751
Accrued interest payable	3,205,813
Lease obligations	42,459
Convertible debentures	9,568,239
Promissory notes	3,575,000
Other notes payable & current portion of long-term debt	408,800

Total Current Liabilities	19,535,275

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt obligation, net of current portion	11,612
Derivative liability	776,385
Long-term reclamation liability	553,190
Total long-term debt and other Long-term Liabilities	1,341,187

Total Liabilities	20,876,462

STOCKHOLDERS’ DEFICIT
C Common stock, $.000666 par value, 3,9500,000,000 shares authorized, and 2,743,508,248 shares issued and outstanding	1,827,177
Additional paid-in capital	12,969,210
Accumulated deficit - prior years	(27,940,045)
Accumulated deficit - current year	(4,057,356)
Total Stockholders’ Deficiency	(17,201,014)

Total Liabilities and Stockholders’ Deficiency	$3,675,448

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Revenue from gold sales, net	$395,541	$1,255,013
Cost and expenses
Costs applicable to sales (exclusive of depreciation and amortization shown separately below)	-	-
Depreciation and amortization	277,578	288,305
Reclamation, exploration and test mining expenses	473,594	1,985,611
General and administrative	535,739	573,683
Consultants and professional fees	297,531	468,951
	1,584,442	3,316,550
Operating Loss	(1,188,901)	(2,061,537)

Other Income (Expense):
Liquidated damages expense (See Note 11)	-	-
Gain on Sale of Fixed Assets	-	91,953
Other -Settlement Agreement	-	85,000
Derivative Change in Fair Value	-	247,477
Interest income	-	-
Interest expense	(2,868,455)	(2,779,420)
	(2,868,455)	(2,354,990)

Net Loss:	(4,057,356)	(4,416,527)

Net loss per common share - basic	(0.002)	(0.006)

Basic weighted average common shares outstanding	1,590,580,692	701,486,485

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2007 and 2006

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

		Par value	Additional	Treasury Stock	Accumulated
	Common Shares Issued	$.000666 per share	Paid-in Capital	(at cost)	Deficit	Total

Balance - December 31, 2005,	325,047,122	$216,482	$5,398,330	(67)	$(23,524,302)	$(17,909,557)
Retirement of treasury shares	(100,000)	(67)	-	67	-	-
Common stock issued for debenture principal	433,316,756	288,589	4,321,082		-	4,609,671
Common stock issued for debenture interest	200,529,058	133,552	1,884,148		-	2,017,700
Other	146,004	97			-	97
Net loss	-	-	-	-	(4,416,527)	(4,416,527)
Balance - December 31, 2006,	$958,938,940	$638,653	$11,603,560	-	$(27,940,829)	$(15,698,616)
Liquidated damages	50,000,000	33,300	121,047			154,347
Common stock issued for debenture principal	898,776,970	598,585	846,362		-	1,444,947
Common stock issued for debenture interest	835,792,338	556,639	398,241		-	954,880
Other					784	784
Net loss	-	-	-	-	(4,057,356)	(4,057,356)

Balance, December 31, 2007	$2,743,508,248	$1,827,177	$12,969,210	$-	$(31,997,401)	$(17,201,015)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,057,356)		$(4,416,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277,578		739,348
LiLiquidated damages from March 2004 financing and November 2004 restructuring	―		―
Interest paid through the issuance of company stock	954,877		2,017,700
Changes in operating assets and liabilities
Inventories	―		52,000
Prepaid and other current assets	(24,607)		2,893
Other current assets	(60,064)		(37,500)
Bank overdraft	―		15,491
Accounts payable	(214,033)		(750,670)
Accrued expenses	1,160,389		1,046,195
Net Change - derivative change fair value	378,073		(247,477)
Other	87,078		102,521
Net cash used in operating activities	(1,498,065)		(1,476,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment / acquisition deposit	―		―
Acquisition of plant and equipment	20,000		10,969
Net used in investing activities	20,000		10,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Note Payable	(44,439)		(154,308)
Proceeds from the issuance of note payable to related party	1,697,500		1,592,500
Net cash provided by financing activities	1,653,061		1,438,192

Net increase in cash and cash equivalents	174,996		(26,865)
Cash and cash equivalents, beginning of year	―		26,865
Cash and cash equivalents, end of year	$174,996	$	―
Supplemental disclosure of non-cash investing and financing activities:
Issuance of company stock for interest	$954,877		$2,017,700
Issuance of company stock for liquidated damages	$154,346	$	―
Conversion of debt into company’s common shares	$1,444,947		$4,609,671

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

Note 2 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2007. For the year ended December 31, 2007 the Company incurred net loss of $4,057,356. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at December 31, 2007 and 2006.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

Deferred Financing Charges

During 2007 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $110,000. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the year ended December 31, 2007 we recognized $166,939 of interest expense related to the amortization of deferred financing fees.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the years ended December 31, 2007 and 2006, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

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
For the years ended December 31, 2007 and 2006

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 4 — Mineral Properties

At December 31, 2007 and 2006, our mineral properties consisted of the following:

MINERAL PROPERTIES:	2007	2006

Placer Gold Properties	$100,000	$100,000
Big Mike Copper Property	69,138	69,138
Plum Gold Properties	1,360,699	1,360,699
Water rights	90,000	90,000

Balance	$1,619,837	$1,619,837

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

In September 2006, we entered into a ten year lease with a local company, controlled by a former GoldSpring director, for 17 unpatended lode claims and one placer claim covering a total of 310 arces in Pershing County Nevada that comprise our Big Mike Copper property. The lease included an initial $50,000 payment to cover royalty payments due for the first two years. Additionally, the lessee must pay Goldspring $75,000 when a production permit is awarded, and $125,000 when commercial mining commences. Additionally, the lessee agrees to a work expenditure of $300,000 for environmental and engineering matters in the first thirty-six months of the lease During the term of the lease, Goldspring will also receive a production royalty of between 3% and 5% of net returns from copper mining, dependent on the price of copper.

Plum Gold Properties

We acquired the Plum Mining Company, LLC (“Plum LLC”) in November of 2003 for a total of $1,400,000, consisting of a cash payment of $200,000, 549,177 restricted common shares valued at $200,000, and a non-interest bearing promissory note payable (See Note 5) for $1,000,000. The Plum LLC’s primary assets were the Plum Gold Properties.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

Note 5 — Plant, Property and Equipment

At December 31, 2007 and 2006, plant, property and equipment consisted of the following (See Note 1):

	2007	2006
Plant, property and equipment at Plum Mine location	$1,473,340	$1,543,340
Equipment, corporate	-	18,195
Less accumulated depreciation	(1,062,300)	(803,393)
Balance	$411,040	$758,142

Included in plant, property and equipment at our Plum Mine location at December 31, 2007, is equipment under capital lease of $156,292. Future minimum lease payments for the related obligation under capital lease are $42,459 for 2008 and $0 for 2009. We recorded depreciation expense on equipment under capital lease totaling $31,258 during the year ended December 31, 2007.

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

We have accrued a long-term liability of $553,190 as of December 31, 2007, with regard to our obligations to reclaim our Plum Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 7 — Notes Payable — Mineral Property Purchases

We have a non-interest bearing note payable to the Brockbank Trust related to our purchase of the Plum Mining property. The note does include, however, a clause for 5% annual interest on all past due balances. The note was payable in ten quarterly payments through June 2006. As of December 31, 2007 we still had a $250,000 note balance due to the Brockbank Trust.

During 2005 we purchased certain mining claims that were near or contiguous to our Plum Gold Property (See Note 4). In connection with the purchase we issued a note payable of $160,000. The note was payable in quarterly installments of $16,000 and is payable in its entirety on or before June 2008. We have not been making schedule payments on this note due to some unresolved issues with the title on the property. Since we are in technical default on this loan, the entire outstanding balance has been recorded as short-term notes payable. At December 31, 2007 the note balance was $147,200.

At December 31, 2007 and 2006, our balance owing on mineral property notes payable was as follows:

	2007	2006
Balance	$397,200	$397,200
Less current portion	397,200	397,200
Non-current portion	$-	$-

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

The notes issued as of December 31, 2007are as follows:

	Issued date	Face amount
Windfield Debenture Payable	5/15/2006	$300,000
Windfield Debenture Payable	6/21/2006	300,000
Windfield Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Windfield Debenture Payable	12/12/2006	100,000
Windfield Debenture Payable	Q1 2007	-
Windfield Debenture Payable	Q2 2007	-
Windfield Debenture Payable	4/1/07	250,000

Total		$1,350,000

Accordingly, at December 31, 2006 and 2005, we classified the following convertible debentures as current liabilities as follows:

	2007	2006
Convertible Debentures Payable-Investors	$1,570,237	$2,600,812
Convertible Debentures Payable- Mandatory Redemption payment	5,737,058	5,886,059
Convertible Debentures Payable- Failure to Deliver Shares	90,944	356,348
Convertible Notes Payable - 2006	2,170,000	1,300,000
Total	$9,568,239	10,143,219

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

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

In July 2007, we completed an additional financing transaction, which provided us with $300,000 in funding. In consideration for the funding, we issued a promissory note with a term of one hundred and twenty (120) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (18%). The funds were used for working capital and general corporate purposes.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 9 —Promissory Notes Payable continued

On October 9, 2005, we completed a financing transaction, which provided us with $137,500 in funding. In consideration for the financing, we issued promissory notes with a face value of $200,000, reflecting an original issue discount of thirty-one and a quarter (31.25%) percent. The term of the notes is one. The note does not bear interest The funds were used for working capital and general corporate purposes.

On December 11, 2007, the Company formally entered into an agreement with several investors to loan $1,000,000 to the Company. In consideration for the financing, we issued promissory notes with a face value of $1,200,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date As of December 31, 2007, $600,000 of the $1,200,000 has been funded by the investors.

The aggregate total of 2007 financing transactions was $1,970,000.

Accordingly, at December 31, 2007 and 2006 we classified the following notes payable as current liabilities as follows:

	2007	2006
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	250,000
Promissory Notes Payable-March 2006 Financing	150,000	150,000
Promissory Notes Payable-July 2007 Financing	300,000	-
Promissory Notes Payable-October 2007 Financing	200,000	-
Promissory Notes Payable-December 2007 Financing	600,000	-
Total	$3,575,000	$2,475,000

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 10 —Other Long-term Debt continuted

Notes Payable- Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At December 31, 2007 and 2006, we had the following amounts due under the financings as follows:

	2007	2006
Long-term Debt-Current Plum Mine	$250,000	$250,000
Long-term Debt-Current Seller Note	147,200	147,200
Other Long-term Debt-Current	11,600	9,758
Total	$408,800	$406,958

	2007	2006
Long-term Debt-non current Plum Mine	$-	$-
Long-term Debt-non current Seller Note	-	-
Other Long-term Debt -Non-current	11,612	23,336
Total	$11,612	$23,336

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2008	$11,441
2009	$10,977
2010	$-
2011 and thereafter	$-
Total	$22,418

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 10 —Other Long-term Debt - Continued

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

On April 1, 2005, we failed to make our first payment on the convertible debentures and were in default of the terms of the convertible notes. At December 31, 2007 and 2006 we classified the following notes payable as current liabilities as follows:

	2006	2005
Convertible Notes Payable	$9,568,239	$10,143,219
Promissory notes	3,575,000	2,475,000
Total	$13,143,239	$12,618,219

Note 11 — Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006consist of the following:

	2007	2006
Current:
Federal	$-	-
Deferred:
Federal	(1,500,000)	(1,500,000)

Increase in valuation allowance	1,500,000	1,500,000
Benefit for income taxes, net	$-	-

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 11 — Income Taxes  continued

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

December 31,
2007 and 2006
Statutory federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective tax rate	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

December 31,
2007

Net operating loss carry-forwards	$(6,900,000)

At December 31, 2006 the Company has a net operating loss carry-forward of approximately $27.9 millions that begin to expire in 2024 available to offset future taxable income, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Note 12 — Stockholders’ Equity

Common Stock issued for Convertible Debenture Principal and Interest

During 2007 the Company issued 898,776,970, 835,792,338 and 200,529,058 shares of its unrestricted common stock in connection with the conversion of $1,444,947, $954,880 and $154,347 of debenture principal, interest and liquidated damages, respectively.

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

Note 12 — Stockholders’ Equity continued

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006

 Note 12 — Stockholders’ Equity - Continued

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

Note 13 - Subsequent Events

On January 17, 2008, the Company’s Board of Directors elected Robert T. Faber and Scott Jolcover as directors of the Company to fill vacancies on the Board. Mr. Faber has served as the Company’s President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003. Mr. Jolcover served as Manager of the Plum Mine prior to and after it was acquired by GoldSpring in November 2003. Since leaving GoldSpring in 2006, Mr. Jolcover has worked as a consultant. There was no arrangement or understanding pursuant to which Mr. Faber and Mr. Jolcover were elected as directors, and there are no related party transactions between Mr. Faber or Mr. Jolcover and the Company.

Pursuant to the terms of various financing instruments between Goldspring and some of its lenders have certain “favored nations” rights to either receive shares or have certain note conversion exercise prices reduced so that the overall equity issuance pricing is reduced to the same price as paid by any subsequent purchasers of equity and/or convertible note.  On February 20, 2008, Goldspring sold 50,000,000 shares of its Common Stock at $0.01 per share purchase price.  In lieu of triggering any and all “favored nations” rights, the lenders have agreed to accept $.01 per share as the new maximum conversion price all convertible notes owned by them.