Form 10-Q
period 2008-03-31
GOLDSPRING INC
filed 2008-04-25
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

P.O. Box 1118
Virginia City, NV 89440
(Address of principal executive offices)
(775) 847-5272
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at April 17, 2008 was 3,016,987,739.

  Statement Regarding Forward-Looking Statements

This form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 193, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A of Part II, “Risk Factors.”

PART I.

Item 1.	Financial Statements.
GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$680,334	$174,996
Other assets	239,583	185,417
Total current assets	919,917	360,413

Property and equipment, net of accumulated depreciation and amortization of $1,122,300 and $1,062,300, respectively
Mineral properties	1,347,747	1,619,837
Plant, equipment, mine development	367,503	411,040
Total plant, equipment, mine development	1,715,250	2,030,877

Reclamation deposit	377,169	377,169
Other – embedded derivatives	906,989	906,989
Total assets	$3,919,325	$3,675,448

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$423,192	$305,638
Accrued liabilities	740,754	2,429,326
Accrued interest payable	3,190,201	3,205,813
Lease obligations	34,091	42,459
Convertible debentures	8,797,966	9,568,239
Other notes, current portion of long-term debt	5,035,292	3,983,800
Total current liabilities	18,221,496	19,535,275

Long-term debt, less current portion	8,991	11,612
Derivative liabilities	776,385	776,385
Reclamation liabilities	553,190	553,190
Total long-term liabilities	1,338,566	1,341,187

Total Liabilities	19,560,062	20,876,462

Stockholders’ deficiency:
Common stock, $0.000666 par value; 3,950,000,000 shares authorized; 3,016,987,739 and 2,743,508,248 shares issued respectively	2,009,314	1,827,177
Additional paid-in capital	15,384,470	12,969,210
Accumulated deficit - prior years	(31,997,401)	(27,940,045)
Accumulated deficit - current year	(1,307,120)	(4,047,356)
Total stockholders’ deficiency	(15,640,737)	(17,201,014)
Total liabilities and stockholders’ deficiency	$3,919,325	$3,675,448

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$-	$199,905
Costs and expenses:
Costs Applicable to sales	-	-
Depletion, depreciation and amortization	60,000	73,054
Reclamation, exploration and test mining	649,093	375,994
General and administrative	300,202	133,640
Consulting and professional services	31,019	58,666
	1,040,314	641,354
Loss from operations	(1,040,314)	(441,449)
Other income (expense):
Interest expense	(741,191)	(804,073)
Interest income	-	-
Derivative change in fair value	-	123,606
Other, net	744,385	-
	3,194	(680,467)

Net loss	$(1,037,120)	$(1,121,916)

Basic loss per common share	$(0.0004)	$(0.001)
Basic weighted common shares outstanding	2,917,703,633	1,047,278,758

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,037,120)	$(1,121,916)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	150,625	250,470
Interest and payments through the issuance of common stock	869,966	240,601
Change in operating assets and liabilities
Prepaid and other current assets	54,166	(51,083)
Bank overdraft	—	(12,609)
Accounts Payable	117,554	150,618
Accrued Liabilities	(1,275,715)	465,143
Derivative change fair value, net	—	(123,606)
Other, net	207,533	(8,878)
Net cash used in operating activities	(912,992)	(211,260)
Cash flows from investing activities:
Acquisition of mineral claims	(52,910)	—
Capital Expenditures	(16,463)	—
Net cash used in investing activities	(69,373)	—
Cash flows from financing activities:
New borrowings from the issuance of notes payable to related parties	1,000,000	220,000
Debt repayments	(12,297)	(8,740)
Sale of common stock	500,000	—
Other	—	—
Net cash provided by financing activities	1,487,703	211,260
Net increase in cash and cash equivalents
Increase in cash and cash equivalents	505,338	—
Cash and cash equivalents at beginning of period	174,996	—
Cash and cash equivalents at end of period	$680,334	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt into company’s common shares	$770,273	$212,221
Issuance of company’s common stock for interest	$600,066	$240,601
Issuance of company’s common stock for liquidated damages	$428,469	$153,346
Issuance of company’s common stock for director fees	$234,400	$—
Issuance of company’s common stock for software	$9,740	$—
Issuance of company’s common stock for mineral claims	$28,690	$—
Issuance of company’s common stock for consulting	$25,760	$—

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENTY

(Unaudited)
(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

		Par value	Additional	Treasury Stock	Accumulated
	Common Shares Issued	$.000666 per share	Paid-in Capital	(at cost)	Deficit	Total

Balance - December 31, 2006,	958,938,940	$638,653	$11,603,560	-	$(27,940,829)	$(15,698,616)
Liquidated damages	50,000,000	33,300	121,047	-	-	154,347
Common stock issued for debenture principal	898,776,970	598,585	846,362	-	-	1,444,947
Common stock issued for debenture interest	835,792,338	556,639	398,241	-	-	954,880
Other	-	-	-	-	784	784
Net loss	-	-	-	-	(4,057,356)	(4,057,356)
Balance - December 31, 2007,	2,743,508,248	$1,827,177	$12,969,210	-	$(31,997,401)	$(17,201,014)
Liquidated damages	50,051,631	33,334	395,135	-	-	428,469
Common stock issued for debenture principal	79,847,173	53,178	717,095	-	-	770,273
Common stock issued for debenture interest	67,145,795	44,719	555,347	-	-	600,066
Sale of common stock	50,000,000	33,300	466,700	-	-	500,000
Common stock issued for director fees	20,000,000	13,320	221,080	-	-	234,400
Common stock issued for mineral claims	2,000,000	1,332	27,358	-	-	28,690
Common stock issued for consulting	2,000,000	1,332	24,428	-	-	25,760
Common stock issued for software	2,434,892	1,622	8,118			9,740
Net loss	-	-	-	-	(1,037,120)	(1,037,120)

Balance, March 31, 2008	3,016,987,739	$2,009,314	$15,384,470	$-	$(33,034,521)	$(15,640,737)

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 AND 2007

1. Basis of Presentation

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

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

Note 3 — Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations during the three months ended March 31, 2008. During the three months ended March 31, 2008 the Company incurred a net loss of $1,037,120. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Note 4 — Management Plans

Our plans for the continuation of our company as a going concern include developing our Comstock Lode Project into a profitable operation and supplementing financing of our operations through sales of our unregistered common stock and borrowings from affiliates and other shareholders. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if we are unable to continue as a going concern.

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

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although the Company adopted SFAS No. 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS No. 159.

On December 12, 2007, EITF No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 6 —Notes Payable Stockholders

As of March 31, 2008, the Company is in default of the terms on several outstanding note payable with several of its note holders with principal balance due of $11,822,966 and accrued interest of $3,174,789. Because we are in default, the entire note balances have been recorded as current liabilities.

Note 7 —Convertible Debentures and Notes Payable

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

The 8% convertible notes matured in November 2007. We must make monthly payments of 102% of 1/20th of the initial principal amount, together with accrued interest. We have the option to repay such amounts in shares of our common stock at a conversion rate equal to 85% of the average of the five lowest closing bid prices of our common stock during the 20 trading days preceding each payment date. We may prepay the outstanding principal amount by paying the holders of the notes 115% of the then-outstanding principal amount. Each holder of notes may convert the notes into shares of common stock at an initial conversion price of $0.20 per share, which is subject to anti-dilution adjustments. During the first 20 days following the closing date, the conversion price may be reduced to a price equal to 70% of the average of the five lowest closing prices of our common stock during the 20 trading days preceding the closing date.

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

The Debentures accrue interest at 18% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2008. The debentures are subject to the following terms:

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

Mandatory Registration Rights

The terms of the Debenture agreement require that we must file with the Securities and Exchange Commission on a Form SB-2 registration statement, or such other form that we are eligible to use, to register the Conversion Shares, together with any other shares of Common stock issuable hereunder for resale and distribution under the 1933 and cause to be filed not later than April 30, 2005 and declared effective not later than March 31, 2005. If we fail to make effective a registration statement we are subject to liquidated damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the principal amount of the Debenture remaining unconverted and purchase price of Conversion Shares issued upon conversion of the Debenture owned of record by the holder. The Company must pay the liquidated damages in cash or an amount equal to two hundred percent of such cash liquidated damages if paid in additional shares of registered un-legended free trading shares of common stock. As of March 31, 2008 we had failed to make any monthly payments on the debentures and are in default.

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

$2,200,000 Principal Amount Convertible Debenture Financing

On August 23 and 24, 2007, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2008, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2007, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2007 - August 24, 2007, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The default interest is 18% per annum. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust. To date, $2,170,000 of the $2,200,000 has been funded by the investors. As of March 31, 2008, we had failed to make any monthly payments on the notes and are in default.

The notes issued as of March 31, 2008 are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2007	$300,000
Winfield Debenture Payable	6/21/2007	300,000
Winfield Debenture Payable	8/23/2007	300,000
Longview Debenture Payable	8/24/2007	300,000
Winfield Debenture Payable	12/12/2007	100,000
Winfield/Longview Debenture Payable	First Quarter 2008	331,120
Winfield/Longview Debenture Payable	Second Quarter 2008	538,880
Total		$2,170,000

Accordingly, at March 31, 2008 and 2007, we classified the following convertible debentures as current liabilities as follows:

	March 31, 2008	March 31, 2007
Convertible Debentures Payable-Investors	$1,105,908	$2,438,962
Convertible Debentures Payable- Mandatory Redemption payment	5,522,058	5,835,688
Convertible Debentures Payable- Failure to Deliver Shares	-	356,348
Convertible Notes Payable - 2007 & 2008	2,170,000	1,631,120
Total	$8,797,966	$10,262,118

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

Note 8 —Promissory Notes Payable

Promissory Notes Payable—July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2008. The default interest rate is 17% per annum. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of March 31, 2008 we had failed to make any monthly payments on the notes and are in default. Accordingly, the entire principal balance and all accrued and unpaid interest thereon are considered accelerated and classified as current liabilities. As of March 31, 2008, we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable—September 2005 Financing

In September of 2005, we borrowed $300,000 from Longview Fund L.P., a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $165,500.The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2008. The default interest rate is 17% per annum. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7) and the Winfield convertible debentures of March 2005.

The notes share a security interest with the Winfield notes issued in July 2004. As of March 31, 2008, we had failed to make any monthly payments on the notes and are in default.

Promissory Notes Payable: December 2005 through March 2006 Financing

In December of 2005, we borrowed $375,000 from Longview Fund L.P., a major shareholder and $200,000 from MCF Corporation. The notes accrue interest at 16% per annum, are uncollateralized and are payable including accrued interest on or before March 15, 2006. The default interest is 22% per annum. As of March 31, 2008, we had failed to make any payment on the notes and are in default.

In February 2006, we completed a financing transaction, which provided us with $250,000 in funding. In consideration for the funding, we issued a promissory note with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (22%). The funds were used for working capital and general corporate purposes. In March 2006, we completed an additional financing transaction, which provided us with $150,000 in funding under the same terms and conditions as the February 2006 financing. The default interest is 22% per annum. As of March 31, 2008, we had failed to make any payment on the notes and are in default.

Promissory Notes Payable: 2007 Financing

On July 13, 2007 we borrowed $300,000 from Longview Fund L.P., a major shareholder. The note accrues interest at 16% per annum, is uncollateralized and is payable including accrued interest on or before November 10, 2007. The default interest is 18% per annum. As of March 31, 2008, we had failed to make any payment on the notes and are in default.

On October 9, 2007, we completed a financing transaction, which provided us with $137,500 in funding. In consideration for the financing, we issued promissory notes with a face value of $200,000, reflecting an original issue discount of thirty-one and a quarter (31.25%) percent. The term of the notes is one. The note does not bear interest. The funds were used for working capital and general corporate purposes.

On December 11, 2007, we formally entered into an agreement with several investors to loan $1,000,000 to the Company. In consideration for the financing, we issued promissory notes with a face value of $1,200,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date As of December 31, 2007, $600,000 of the $1,200,000 has been funded by the investors.

Promissory Notes Payable: 2008 Financing

On January 31, 2008, we completed a financing transaction with several investors which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.

On February 29, 2008, we received the $500,000 balance of the financing from the December 11, 2007 financing agreement. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.

The aggregate total of the first quarter 2008 financing transactions was $1,000,000.

Accordingly, at March 31, 2008 and 2007, we classified the following notes payable as current liabilities as follows:

	March 31, 2008	March 31, 2007
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	250,000
Promissory Notes Payable-March 2006 Financing	150,000	150,000
Promissory Notes Payable-July 2007 Financing	300,000	-
Promissory Notes Payable-October 2007 Financing	200,000	-
Promissory Notes Payable-December 2007 Financing	600,000	-
Promissory Notes Payable-January 2008 Financing	600,000	-
Promissory Notes Payable-February 2008 Financing	600,000	-
Total	$4,775,000	$2,475,000

Note 9 —Other Long Term Debt

Notes Payable- Plum Mine

We have note payable to a shareholder related to our purchase of the Plum Mining property. This note bears interest at 5% annually. The note is payable in ten quarterly payments through September 2007. As of March 31, 2008, we are in default.

Notes Payable / Lease Obligations - Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC, Ford Motor and Caterpillar Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $3,952, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At March 31, 2008 and 2007, we had the following amounts due under the financings as follows:

	March 31, 2008	March 31, 2007
Long-term Debt-Current Plum Mine	$10,292	$9,758
Long-term Debt-Current Seller Note	250,000	397,200
Other Long-term Debt-Current	34,091	29,671
Total	$294,383	$436,629

Notes Payable- Equipment Financing - Continued

	March 31, 2008	March 31, 2007
Long-term Debt-non current Plum Mine	$8,991	$20,735
Long-term Debt-non current Seller Note	-	-
Other Long-term Debt -Non-current	-	39,092
Total	$8,991	$59,827

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2008	$42,746
2009	$10,628
2009	$-
2011 and thereafter	$-
Total	$53,374

Convertible Notes Payable-Failure to Deliver Shares

In March of 2005, and pursuant to our settlement with investors for our failure to deliver shares of our common stock upon their conversion of debentures during 2004 (See above), we issued convertible notes payable that accrue interest at 8% and are payable in equal monthly installments including interest beginning April 1, 2007. In the event of our default on the notes the interest rate increased to 15%.

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

Pursuant to the terms of various convertible financing instruments between Goldspring and some of its lenders have certain “favored nations” rights to either receive shares or have certain note conversion exercise prices reduced so that the overall equity issuance pricing is reduced to the same price as paid by any subsequent purchasers of equity and/or convertible note.  On February 20, 2008, Goldspring sold 50,000,000 shares of its Common Stock at $0.01 per share purchase price.  In lieu of triggering any and all “favored nations” rights, the lenders have agreed to accept $.01 per share as the new maximum conversion price all convertible notes owned by them.

At March 31, 2008 and 2007 we classified the following notes payable as current liabilities as follows:

	March 31, 2008	March 31, 2007
Convertible Notes Payable	$8,797,966	$10,262,118
Promissory notes	4,775,000	2,475,000
Other notes, current portion long-term debt	294,383	436,629
Total	$13,867,349	$13,173,747

Note 10. Unregistered Sales of Securities

On February 20, 2008, Goldspring raised $500,000 through a private placement to accredited investors. In consideration we issued 50,000,000 shares of our unregistered Common Stock at $0.01 per share purchase price.  The proceeds from this private placement were used to fund exploratory drilling and for general working capital.

In January 2008, our two outside directors were issued, in aggregate, twenty million shares of our unregistered common stock as director compensation. The value of the common shares at the time of issuance was $234,400, averaging $0.012 per share.

During the first quarter 2008, 2,000,000 unregistered common shares, valued at $29,690 or $0.014 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

Pursuant to a November 2007 agreement, we issued 2,434,892, valued at $9,740 or $0.004 per share, for the procurement of software used in delineating and quantifying the size of the ore body.

In March 2008, two consultants were issued a total of two million shares, valued at $25,760 or $0.013, for services performed.

Pursuant to the November 27, 2006 Executive Employment Agreement with Robert T. Faber, its CEO, Mr. Faber was issued 80,000,000 stock options at an exercise price of $.01119 on January 9, 2008. The stock options have an expiration date of January 8, 2013.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the quarter ended March 31, 2008, as well as our future results.

 Overview

We are a North American precious metals mining company with a fully permitted gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum Comstock Lode property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production.  Since 2005, we started acquiring additional properties around in the Comstock Lode District in Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in the Comstock Lode District with reserves and or exploration potential. The Company's objectives are to optimize production, increase reserves through exploration and acquisitions, expand its footprint in the Comstock, and maximize shareholder value.

In the first quarter of 2007, we decided to temporarily cease mining activity while we focus on delineating the ore body and exploratory drilling that should lead to a comprehensive mine plan and, ultimately, to more efficient mining in the future.

Due to the nine month cessation of mining activities, there was little ore to produce in the second quarter, and therefore revenues in the second quarter 2006 were markedly lower than in the first quarter, when there was still a supply of ore, mined in the fourth quarter of 2005, to process and sell. A lapse in mining typically leads to reduced saleable materials in the next fiscal quarter as the mining-processing-sales cycle is approximately 60 - 90 days. The third quarter of 2006 marked the recommencement of mining activities. The mine was shut down again in the first quarter of 2007 due to insufficient funds to run operations.

In the first quarter of 2007, three of our four remaining directors resigned to pursue other opportunities which left the Company with the opportunity to seek a new Board well experienced in the mining industry.

The Company turned a corner during 2007 with the final settlement of the Parent litigation and settlement of the Degerstrom litigation, both of which had caused a drain of financial and human resources that all but consumed the Company. Given the end of this litigation, change in Board composition and continued challenges in capital raising efforts, the Company’s management determined that there is a need to reevaluate the Company’s business plan with a view toward the best way to maximize shareholder value and protection of our secured creditors.

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

Despite the mine shutdown in the first quarter 2007, the Company has had activity in ore body delineation, metallurgic testing and exploration. Ore body delineation included plans to commence developmental drilling in December 2007, with drilling to be completed in three phases of 100 holes per phase. The goal is to define and map the ore body and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data.

There is also ongoing exhaustive metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching. The Company is also assessing whether a small mill could be added to increase overall recovery.

The exploration drilling program, which is heavily dependent on funds availability, commenced in December 2007. The Company is scheduled to continue with the exploration drilling program throughout 2008.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during the second half of 2008. In order to resume production, the Company must complete a reserve report certified by a qualified third party; complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet.

There are also risks involved in the fact that one individual and his affiliates, as of March 31, 2008, beneficially own in excess of 28% of our voting stock. Pursuant to our recent financing agreement, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $9,290,915 at March 31, 2008, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Results of Operations and Operational Plan

Our Comstock Lode Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. One of our top priorities in 2005 was to improve efficiencies and increase test mining production at our Comstock Lode Mine. In March 2005, we initiated a program to improve the operational efficiency of our mining operation. As part of this program, we consolidated our corporate office with the Comstock Lode Mine office. We also made improvements to our processing plant and took over crushing operations from our third-party contractor, reducing costs and increasing our control over the crushing process. Our improvement program continued throughout the year. In November 2005, we retained mining engineer Jim Golden, who became our COO in 2006, to conduct a comprehensive review of all aspects of the Comstock Lode Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Furthermore, TechBase of Colorado, with the help of our consultants, is expected to complete a detailed mine plan and an initial 43-101 reserve report for the Comstock Lode mine by late spring 2008. We believe that these steps coupled with our exploratory drilling of the Hartford Complex will improve our overall performance at the Comstock Lode Mine.

We had planned to commence our exploratory drilling program in mid 2007 if capital resources allowed; however, due to insufficient funds, this was delayed until the December 2007. In late 2007, we retained Dwight Juras, Ph. D. geologist, to assist in overseeing our exploration program at the Comstock Lode Mine and in the Comstock Lode district. Mr. Juras has over thirty years of diverse geological and exploration experience in the mining industry. He has worked for several major mining companies. We have allocated a budget of $2,000,000 to explore and develop our claims at the Comstock Lode Mine. We had hoped to begin exploration in late spring or early summer of 2006 but due to inability to obtain a large enough capital investment this exploration was delayed until December 2007. Exploratory drilling started in late 2007 and is scheduled to continue throughout 2008 (assuming the Company is able to secure adequate financing). We intend to target our exploration toward replenishing and expanding our mineralized material inventory at our Hartford Complex property in the Comstock Lode District and toward developing new mineral properties in the Comstock. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Comstock Lode mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

In December 2005, we initiated a review of the invoices of our mining contractor. Specifically, we sought to reconcile the volume of material for which we were billed with the volume of material that was actually mined. We used an outside surveyor to conduct a comprehensive analysis of bank cubic yards mined. The results of the survey indicated that we had been over-billed by over $500,000. We met with the mining contractor in early 2006 to discuss this issue and presented our proposed billing adjustment. We anticipated a resolution of this issue by September of 2006 but due to continuing litigation this issue remained open throughout most of 2007. The litigation was settled in December 2007. Under the settlement agreement, GoldSpring paid Degerstrom $250,000 and both parties agree to dismiss their claims against the other. The agreement was subject to GoldSpring remitting $100,000 by December 11, 2007 and the balance of $150,000 by January 31, 2008. The Company made both payments in a timely manner. All liens filed on our property by N.A. Degerstrom have been removed.

On a positive note is the resolution, without liability to the Company, of the 2-½ year legal battle with a former director, thus stopping the ongoing drain of litigation on the human and financial resources of the Company. To date, approximately $1,000,000 was spent on legal fees in that litigation. With the litigation settled, all diverted human and financial resources can be refocused on readjusting the business plan of the Company with the goal of restarting and revamping operations in 2008.

Among the exploration and business development activities that are in process:

·	Ore body delineation

·	Reserve definition

·	Completion of reserve report

·	Development of comprehensive mine plan from exploration results

·	Increase of ore reserves

·	Augment ability to mine and operate at more efficient levels

·	Intent to resume mine operations after completion of the initial 43-101 reserve report and the comprehensive mine plan.

·	Expansion of existing footprint in the Comstock region

Expansion of team of experts to study geology and metallurgy, as well as develop mine plan, define reserves and complete initial 43-101 reserve report

Secure funds to commence drilling

The Company hired Orbit Garant Drilling to perform exploration and developmental drilling at the Comstock project, and four holes were drilled by the end of December, with third party laboratory testing yielding encouraging ore grades from samples tested from the first four holes. The Company also hired two mining engineers and a Ph. D. geologist as consultants to its team to further augment its expertise in exploration. In order to fund its exploration efforts, the Company, since early December 2007, raised $2,000,000 in capital to finance the exploratory drilling.

First Quarter 2008 Developments

The Company has drilled a total of 33 holes in its exploratory program through April 2008 at the Hartford Complex, with better assay results than the grades yielded during 2005 and 2006 production. The chart below details the results of the assay testing, which was conducted by an independent third-party laboratory. The encouraging assay results received from the drilling program have expanded the surface area and the depth of the identified body of mineralized material in the Hartford Complex. The Company plans to continue its exploration drilling of the Hartford Complex and intends to expand the exploration program beyond the Hartford Complex in the second half of 2008.

Summary Exploratory Drilling Results Table

To date, the Company’s drilling program results at the Hartford Complex since December 2007 are summarized in the table below.

		Gold Grade
Drill Hole		(ounces per ton	Silver Grade
Number	Intercept in Feet	Au)	(ounces per ton Ag)
17	60’-130’	0.031	0.50
16	290’-300’	0.088	0.07
	385’-535	0.047	0.07
	555’-755’	0.032	0.25
15	10’-25’	0.054	1.74
	115’-320’	0.118	1.32
	325’-365’	0.029	3.53
14	10’– 40’	0.034	0.72
	55’-80’	0.109	0.75
	210’-225’	0.082	0.08
	290’-330	0.091	0.23
13	0’-70’	0.025	0.34
12	0’-60’	0.012	0.18
	445’-460’	0.062	0.14
11	175’-265’	0.043	0.47
	285’-350’	0.076	1.28
10	20’-400’	0.109	0.66
09	10’-25’	0.054	1.74
	115’-320’	0.118	1.32
	325’-350’	0.030	0.02
08	40’-55’	0.037	0.17
	85’-150’	0.060	1.04
07	15’ – 185’	0.068	1.5
06	35’-55’	0.029	1.27
	120’-130’	0.164	1.19
	135’-215’	0.033	0.29
	245’-275’	0.037	1.29
	275’-325’	0.003	1.71
05	30’-65’	0.038	0.90
	120’-265’	0.045	1.27
04	50’-60’	0.006	0.09
03	55’-90’	0.031	0.81
02	160’ – 275’	0.074	0.69
01	65’ – 135’	0.052	0.64

All of the assays referenced herein and the data derived there from have been performed and analyzed by American Assay of Reno, Nevada, a laboratory independent of GoldSpring, utilizing industry standard analytical methods.

In addition to the drilling program, the Company is continuing to work on the completion of a comprehensive mine plan. The results of the drilling program, combined with the mine plan, will form the basis for a 43-101 report. The Company hopes to complete its initial 43-101 report in late spring 2008. Completing the mine plan and the initial 43-101 report and obtaining the required funding are the key elements in the Company’s plan to return to production in the second half of 2008. In determining the optimum time to resume production, the Company will seek advice from its team of mining industry experts.

The Company continued to expand its footprint in the Comstock Lode in the first quarter of 2008. During the quarter, the company acquired or staked approximately 70 new claims, bringing its total claims in the area to approximately 250. The average claim covers an area of 20 acres. The Company intends to acquire additional properties and claims in the Comstock Lode region through the remainder of 2008 if suitable financing can be arranged.

With the appointment of two new directors in the first quarter of 2008 (Rob Faber, the Company’s CEO, and Scott Jolcover, a former Company employee with significant mining experience in the region), the Company has commenced the task of rebuilding its Board, which lost 3 of 4 Directors in early 2007. The Company looks to continue expanding its Board during 2008, to include independent directors. In early March 2008, the Company appointed a new metallurgical team with resources and expertise geared toward efficiency maximization in anticipation of recommencement of production, which is scheduled for the second half of 2008 (subject to expert advice). The Company secured $1,500,000 in the first quarter of 2008 for further drilling and general corporate expenses. The Company continues to negotiate with its debt holders to restructure the current debt and to secure additional funding. The Company is also exploring other avenues to raise capital.

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

 Comparative Financial Information

Below we set forth a summary of comparative financial information the three months ended March 31, 2008 and 2007.

Comparative Financial Information

	Quarter ended March 31, 2008	Quarter ended March 31, 2007	Difference
Revenue	$-	$199,905	$(199,905)

Depletion and amortization	60,000	73,054	(13,054)

Reclamation, Exploration and Test Mining Expense	649,093	375,994	273,099

General and Administration	300,202	133,640	166,562

Consulting and Professional Service	31,019	58,666	(27,647)

Derivative Change in fair value	-	123,606	(123.606)

Interest Expense	741,191	804,073	(62,882)

Other, net	(744,384)	-	(744,384)

Net Loss	$(1,037,120)	(1,121,916)	$84,796

During the three months ended March 31, 2008, we did not sell any precious metals compared to 307 ounces of gold, at an average price $651, that was sold during the three months ended March 31, 2007. During the first quarter 2007, we decided to temporarily cease mining operation allowing us to focus on delineating the ore body and exploratory drilling. Mining activities continue to be suspended and thus there were no precious metals sold during the first quarter 2008.

Test Mining Expenses in the three months ended March 31, 2008 were $273,099 more than in the three months ended March 31, 2007. The expense increase reflects our exploratory drilling program which commenced in December 2007.

General and administrative expenses for the three months ended March 31, 2008 were $166,562 more than for the three months ended March 31, 2007. The increase in G&A reflects the payment of director fees in January 2008.

Consulting and professional service fees were $27,647 less for the three months ended March 31, 2008 than for the three months ended March 31, 2007. The decrease is mainly due to the settlement of the N.A. Degerstrom litigation in December 2007.

Interest expense for the three months ended March 31, 2008 was $62,882 less than for the three months ended March 31, 2007. This variance reflects the issuance of additional lower interest bearing notes. At March 31, 2008, our Company had approximately $13,876,340 of outstanding debt bearing an average interest rate of 21%, and at March 31, 2007, our Company had approximately $13,286,948 of outstanding debt bearing an average interest rate of 24%.

Other, net for the three months ended March 31, 2008 was $744,384 less than in the three months ended March 31, 2007. This amount primarily reflects the settlement of the N.A. Degerstrom litigation and adjustments to debt obligations.

 Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2007, we raised an aggregate of $1,700,000 through three financing transactions. In the first three months of 2008, we completed additional financing transactions, which provided us with $785,000 in net funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2007, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At the date of filing, we do not have any specific commitments for additional financing, which will be necessary to implement our revised business plan, although we are diligently seeking alternative sources of funding. Additionally, without additional funding, it is unlikely that we will be able to remain in operation long enough to have the time necessary to fully revise the business plan.

Our operations are significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises, and production costs in major gold-producing regions. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mineral production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations, and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold prices decline substantially, it could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

An investment in our common stock involves risk. You should carefully consider the following risk factors,

Our exposure to market risk for changes in interest rates relates primarily to the market-driven increase or decrease in interest rates, and the impact of those changes on the Company’s ability to realize a return on invested or available funds. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short term high-credit investment grade securities and/or commercial checking and savings accounts.

ITEM 4T. CONTROLS AND PROCEDURES

A. Disclosure

As of the end of the period covered by this Annual Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

B. Internal Control over Financial Reporting

Our certifying officers (principal executive and accounting officers) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

a)
designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no changes in our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses. As there has been no change in our internal controls since disclosure in our Form 10-KSB for the year ending December 31, 2007, filed with the Securities and Exchange Commission, on April 15, 2008, we reiterate the following significant deficiencies which also existed as of December 31, 2007.
We have identified conditions as of March 31, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We have taken corrective measures to remedy these deficiencies. These measures include our consolidation of the corporate office with the office at the Plum Mine operation. This consolidation has provided the corporate office with additional accounting personnel. We believe that the presence of additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended March 31, 2008 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business.  There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

The Settlement of Degerstrom Suit

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

The litigation was settled in early December 2007. Under the settlement agreement, GoldSpring paid Degerstrom $250,000 and both parties agree to dismiss their claims against the other. The agreement was subject to GoldSpring remitting $100,000 by December 11, 2007 and the balance of $150,000 by January 31, 2008. The Company made the final payment on January 31, 2008.

Item 1A. Risk Factors

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

Our corporate officers lack technical training and experience in operating a mine. Although Jim Golden, our COO, is a licensed mining engineer, with substantial mining experience we may lack sufficient qualified support personnel to effectively manage our mining operation. Without sufficient training or experience in all areas, our corporate officers may not be fully aware of all of the specific requirements related to working within the mining industry. The decisions of our corporate officers may not take into account standard engineering or managerial approaches that operating mining companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to corporate officers’ lack of experience in the mining industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2008, Goldspring raised $500,000 through a private placement to accredited investors. In consideration we issued 50,000,000 shares of our unregistered Common Stock at $0.01 per share.  The proceeds from this private placement were used to fund exploratory drilling and for general working capital.

In January 2008, our two outside directors were issued, in aggregate, twenty million shares of our unregistered common stock as director compensation. The value of the common shares at the time of issuance was $234,400, averaging $0.012 per share.

During the first quarter 2008, 2,000,000 unregistered common shares, valued at $29,690 or $0.014 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

Pursuant to a November 2007 agreement, we issued 2,434,892, valued at $9,740 or $0.004 per share, for the procurement of software used in delineating and quantifying the size of the ore body.

In March 2008, two consultants were issued a total of two million shares, valued at $25,760 or $0.013, for services performed.

Pursuant to the November 27, 2006 Executive Employment Agreement with Robert T. Faber, its CEO, Mr. Faber was issued 80,000,000 stock options at an exercise price of $.01119 on January 9, 2008. The stock options have an expiration date of January 8, 2013.

Item 3. Defaults Upon Senior Securities

As of March 31, 2008, the Company is in default of the terms on several outstanding note payable with several of its note holders with principal balance due of $11,822,966 and accrued interest of $3,174,789. Because we are in default, the entire note balances have been recorded as current liabilities. None of the notes have been called.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

•	Consolidated Balance Sheet as of March 31, 2008(Unaudited)

•	Consolidated Statement of Operations for the three-month periods ended March 31, 2008 and 2007 (Unaudited)

•	Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2008 and 2007 (Unaudited)

•	Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended March 31, 2008:

Current Report of Form 8-K filed on January 2, 2008.
Current Report of Form 8-K filed on January 28 2008.
Current Report of Form 8-K filed on February 7, 2008.
Current Report of Form 8-K filed on March 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: April 24, 2008	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	Chief Financial Officer