Form 10-Q
period 2008-06-30
GOLDSPRING INC
filed 2008-08-08
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐  Accelerated filer ☐
☒ Non-accelerated filer ☒ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at August 5, 2008 was 3,221,255,369.

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

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$370,085	$174,996
Other assets	164,583	185,417
Total current assets	534,668	360,413

Property and equipment, net of accumulated depreciation and amortization of $1,491,381 and $1,473,340, respectively
Mineral properties	1,361,547	1,619,837
Plant, equipment, mine development	309,081	411,040
Total plant, equipment, mine development, net	1,670,628	2,030,877

Reclamation deposit	377,169	377,169
Other – embedded derivatives	-	906,989
Total assets	$2,582,465	$3,675,448

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$404,607	$305,638
Accrued liabilities	265,200	2,429,326
Accrued interest payable	3,602,395	3,205,813
Lease obligations	25,646	42,459
Convertible debentures	8,597,966	9,568,239
Other notes, current portion of long-term debt	5,035,826	3,983,800
Total current liabilities	17,931,640	19,535,275

Long-term debt, less current portion	325,970	11,612
Derivative liabilities	-	776,385
Reclamation liabilities	553,190	553,190
Total long-term liabilities	879,160	1,341,187

Total Liabilities	18,810,800	20,876,462

Stockholders’ deficiency:
Common stock, $0.000666 par value; 3,950,000,000 shares authorized; 3,150,855,369 and 2,743,508,248 shares issued respectively	2,098,470	1,827,177
Additional paid-in capital	17,301,970	12,969,210
Accumulated deficit - prior years	(31,997,401)	(27,940,045)
Accumulated deficit - current year	(3,631,374)	(4,057,356)
Total stockholders’ deficiency	(16,228,335)	(17,201,014)
Total liabilities and stockholders’ deficiency	$2,582,465	$3,675,448

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Operating revenues	$-	$149,886
Costs and expenses:
Depletion, depreciation and amortization	60,000	80,836
Reclamation, exploration and test mining	792,308	157,075
General and administrative	802,805	146,489
Consulting and professional services	27,940	77,979
	1,683,053	462,379
Loss from operations	(1,683,053)	(312,493)
Other income (expense):
Interest expense	(588,119)	(800,228)
Derivative change in fair value	(130,604)	137,286
Other, net	192,479	-
	(649,994)	(662,942)

Net loss	$(2,333,047)	$(975,435)

Basic loss per common share	$(0.0008)	$(0.001)
Basic weighted common shares outstanding	3,078,738,543	1,265,979,542

See notes to the Condensed Consolidated Financial Statements.

	Six Months Ended
	June 30,
	2008	2007
Operating revenues	$-	$349,791
Costs and expenses:
Depletion, depreciation and amortization	120,000	143,890
Reclamation, exploration and test mining	1,441,401	543,068
General and administrative	1,103,007	280,129
Consulting and professional services	58,959	136,645
	2,723,367	1,103,732
Loss from operations	(2,723,367)	(753,941)
Other income (expense):
Interest expense	(1,329,310)	(1,604,301)
Derivative change in fair value	(130,604)	260,892
Other, net	551,907	-
	(908,007)	(1,343,409)

Net loss	$(3,631,374)	$(2,097,350)

Basic loss per common share	$(0.0012)	$(0.0018)
Basic weighted common shares outstanding	2,998,117,403	1,176,770,618

See notes to the Condensed Consolidated Financial Statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,631,374)	$(2,097,350)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	350,833	143,890
Interest and payments through the issuance of common stock	1,709,911	279,963
Payments through the issuance of company stock	358,380	—
Stock warrants issued	533,000	—
Change in operating assets and liabilities
Prepaid expenses	20,834	(20,200)
Other current assets	—	12,610
Accounts Payable	98,969	(92,491)
Accrued Liabilities	(2,164,126)	78,673
Accrued interest	396,582	776,212
Derivative change fair value, net	130,604	179,364
Other, net	151,192	(16,388)
Net cash used in operating activities	(2,045,195)	(755,717)
Cash flows from investing activities:
Acquisition of mineral claims	(39,220)	20,000
Capital Expenditures	(18,041)	—
Net cash used in investing activities	(57,261)	20,000
Cash flows from financing activities:
New borrowings from the issuance of notes payable to related parties	1,320,000	785,000
Debt repayments	(22,455)	(13,387)
Sale of common stock	1,000,000	—
Other	—	—
Net cash provided by financing activities	2,297,545	771,613
Net increase in cash and cash equivalents
Increase in cash and cash equivalents	195,089	35,896
Cash and cash equivalents at beginning of period	174,996	24,607
Cash and cash equivalents at end of period	$370,085	$60,503

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt into company’s common shares	$970,273	$322,309
Issuance of company’s common stock for interest	$700,066	$279,963
Issuance of company’s common stock for liquidated damages	$1,009,845	$154,346
Issuance of company’s common stock for director fees	$234,400	$—
Issuance of company’s common stock for software	$9,740	$—
Issuance of company’s common stock for mineral claims	$32,490	$—
Issuance of company’s common stock for consulting	$114,240	$—

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENTY

(Unaudited)
(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

		Par value	Additional	Treasury Stock	Accumulated
	Common Shares Issued	$.000666 per share	Paid-in Capital	(at cost)	Deficit	Total

Balance - December 31, 2006,	958,938,940	$638,653	$11,603,560	-	$(27,940,829)	$(15,698,616)
Liquidated damages	50,000,000	33,300	121,047	-	-	154,347
Common stock issued for debenture principal	898,776,970	598,585	846,362	-	-	1,444,947
Common stock issued for debenture interest	835,792,338	556,639	398,241	-	-	954,880
Other	-	-	-	-	784	784
Net loss	-	-	-	-	(4,057,356)	(4,057,356)
Balance - December 31, 2007,	2,743,508,248	$1,827,177	$12,969,210	-	$(31,997,401)	$(17,201,014)
Liquidated damages	108,189,261	72,054	937,791	-	-	1,009,845
Common stock issued for debenture principal	99,847,173	66,498	903,775	-	-	970,273
Common stock issued for debenture interest	77,145,795	51,379	648,687	-	-	700,066
Sale of common stock	90,000,000	59,940	940,060	-	-	1,000,000
Common stock issued for director fees	20,000,000	13,320	221,080	-	-	234,400
Common stock issued for mineral claims	2,200,000	1,465	31,025	-	-	32,490
Common stock issued for consulting	7,530,000	5,015	109,225	-	-	114,240
Stock warrants issued	-	-	533,000			533,000
Common stock issued for software	2,434,892	1,622	8,118			9,740
Net loss	-	-	-	-	(3,631,374)	(3,631,374)

Balance, June 30, 2008	3,150,855,369	$2,098,470	$17,301,970	$-	$(35,628,775)	$(16,228,335)

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 AND 2007

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

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note 3 — Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations during the six months ended June 30, 2008. During the six months ended June 30, 2008 the Company incurred a net loss of $3,631,374 . Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management continues to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in continuing to raise additional capital.

Note 4 — Management Plans

Our plans for the continuation of our company as a going concern include developing our Comstock Lode Project into a profitable operation and supplementing financing of our operations through sales of our unregistered common stock and borrowings from affiliates and other shareholders and potentially third party investors. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if we are unable to continue as a going concern.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account seperately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the effect, if any that the adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Although the Company adopted SFAS No. 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS No. 159.

Note 6 —Notes Payable Stockholders

As of June 30, 2008, the Company is in default of the terms on several outstanding notes payable with several of its note holders with principal balance due of $11,322,966 and accrued interest of $3,506,657. Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities. .

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P. The amended terms are as follows:

Expiration Date:	July 10, 2011

Interest Rate:	11%, payable in arrears in cash or stock (at a 15% discount to market price, calculated as a 5 day trailing VWAP)

Conversion:	The principal amount of the Note and interest thereon is convertible into Goldspring Common Stock at a price of $.0175 per share.

Anti Dilution:	Full ratchet

Included in the default amount at June 30, 2008 is note principal of $1,375,000 and interest of $589,096 that is part of the Amended and Restated Promissory Note in favor of Longview Fund, L.P. dated July 10, 2008. The Company is no longer in default these amounts.

Note 7 —Convertible Debentures and Notes Payable

Convertible Debentures-Investors

We completed a private placement of securities transaction during March 2004 (the “March Offering”). In connection with the offering, we received gross proceeds of $10 million from a group of accredited institutional and individual investors.

The 8% convertible notes matured in November 2007. We must make monthly payments of 102% of 1/20th of the initial principal amount, together with accrued interest. We have the option to repay such amounts in shares of our common stock at a conversion rate equal to 85% of the average of the five lowest closing bid prices of our common stock during the 20 trading days preceding each payment date. We may prepay the outstanding principal amount by paying the holders of the notes 115% of the then-outstanding principal amount. Each holder of notes could have elected to convert the notes into shares of common stock at an initial conversion price of $0.20 per share, which is subject to anti-dilution adjustments. During the first 20 days following the closing date, the conversion price may be reduced to a price equal to 70% of the average of the five lowest closing prices of our common stock during the 20 trading days preceding the closing date. None of the holders exercised their 20 day conversion right following the close date.

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

$2,200,000 Principal Amount Convertible Debenture Financing

On August 23 and 24, 2007, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2008, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2007, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2007 - August 24, 2007, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The default interest is 18% per annum. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust. To date, $2,170,000 of the $2,200,000 has been funded by the investors. As of June 30, 2008, we had failed to make any monthly payments on the notes and are in default.

The notes issued as of June 30, 2008 are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2007	$300,000
Winfield Debenture Payable	6/21/2007	300,000
Winfield Debenture Payable	8/23/2007	300,000
Longview Debenture Payable	8/24/2007	300,000
Winfield Debenture Payable	12/12/2007	100,000
Winfield/Longview Debenture Payable	First Quarter 2008	331,120
Winfield/Longview Debenture Payable	Second Quarter 2008	538,880
Total		$2,170,000

Accordingly, at June 30, 2008 and 2007, we classified the following convertible debentures as current liabilities as follows:

	June 30, 2008	June 30, 2007
Convertible Debentures Payable-Investors	$1,105,908	$2,328,874
Convertible Debentures Payable- Mandatory Redemption payment	5,322,058	5,835,688
Convertible Debentures Payable- Failure to Deliver Shares	-	356,348
Convertible Notes Payable - 2007 & 2008	2,170,000	2,170,000
Total	$8,597,966	$10,690,910

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

Note 8 —Promissory Notes Payable

Promissory Notes Payable—July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major shareholder. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2008. The default interest rate is 17% per annum. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of June 30, 2008 we had failed to make any monthly payments on the notes and are in default. Accordingly, the entire principal balance and all accrued and unpaid interest thereon are considered accelerated and classified as current liabilities.

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

The notes share a security interest with the Winfield notes issued in July 2004. As of June 30, 2008, we had failed to make any monthly payments on the notes and are in default.

On July 10, 2008, the Company amended this promissory note and related outstanding interest with Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.

Promissory Notes Payable: December 2005 through March 2006 Financing

In December of 2005, we borrowed $375,000 from Longview Fund L.P., a major shareholder and $200,000 from MCF Corporation. The notes accrue interest at 16% per annum, are uncollateralized and are payable including accrued interest on or before March 15, 2006. The default interest is 22% per annum. As of June 30, 2008, we had failed to make any payment on the notes and are in default.

In February 2006, we completed a financing transaction, which provided us with $250,000 in funding. In consideration for the funding, we issued a promissory note with a term of ninety (90) days and an interest rate of sixteen percent (16%) per annum. The default interest rate on the note is twenty-two percent (22%). The funds were used for working capital and general corporate purposes. In March 2006, we completed an additional financing transaction, which provided us with $150,000 in funding under the same terms and conditions as the February 2006 financing. The default interest is 22% per annum. As of June 30, 2008, we had failed to make any payment on the notes and are in default.

On July 10, 2008, the Company amended the promissory note and related outstanding interest with Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.

Promissory Notes Payable: 2007 Financing

On July 13, 2007 we borrowed $300,000 from Longview Fund L.P., a major shareholder. The note accrues interest at 16% per annum, is uncollateralized and is payable including accrued interest on or before November 10, 2007. The default interest is 18% per annum. As of June 30, 2008, we had failed to make any payment on the notes and are in default. On July 10, 2008, the Company amended this promissory note and related outstanding interest with Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.

On October 9, 2007, we completed a financing transaction, which provided us with $137,500 in funding. In consideration for the financing, we issued promissory notes with a face value of $200,000, reflecting an original issue discount of thirty-one and a quarter (31.25%) percent. The term of the notes is one. The note does not bear interest. The funds were used for working capital and general corporate purposes. On July 10, 2008, the Company amended this promissory note and related outstanding interest with Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.

On December 11, 2007, we formally entered into an agreement with several investors to loan $1,000,000 to the Company. In consideration for the financing, we issued promissory notes with a face value of $1,200,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date As of June 30, 2008 the entire $1,000,000 has been funded by the investors.

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

On February 29, 2008, we received the $500,000 balance of the financing from the December 11, 2007 financing agreement. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date. On July 10, 2008, the Company amended this promissory note and related outstanding interest with Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.

The aggregate total of the first six months of 2008 financing transactions totaled $1,000,000.

Accordingly, at June 30, 2008 and 2007, we classified the following notes payable as current liabilities as follows:

	June 30, 2008	June 30, 2007
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	300,000	300,000
Promissory Notes Payable-December 2005 Financing	575,000	575,000
Promissory Notes Payable-February 2006 Financing	250,000	250,000
Promissory Notes Payable-March 2006 Financing	150,000	150,000
Promissory Notes Payable-July 2007 Financing	300,000	-
Promissory Notes Payable-October 2007 Financing	200,000	-
Promissory Notes Payable-December 2007 Financing	600,000	-
Promissory Notes Payable-January 2008 Financing	600,000	-
Promissory Notes Payable-February 2008 Financing	600,000	-
Total	$4,775,000	$2,475,000

Note 9 —Other Long Term Debt

Notes Payable- Plum Mine

We have note payable to a shareholder related to our purchase of the Plum Mining property. This note bears interest at 5% annually. The note is payable in ten quarterly payments through September 2007. As of June 30, 2008, we are in default.

$2,500,000 Principal Amount Convertible Debenture Financing

As of June 27, 2008, the Company entered into a Loan Agreement with John Winfield and affiliates (“Winfield”) pursuant to which Winfield has agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (“Notes”). The Notes bear interest at the rate of 11% per annum, and interest is payable quarterly in either cash or Company common stock, at 85% of market price, at the Company’s option. The term of the Notes is five years from the date of issuance, and the Notes are convertible into Company common stock, at a conversion price of $.015 per share. The Notes are secured by a lien on all of the Company’s assets. On each of June 27, 2008 and July 28, 2009, Winfield lent the Company $500,000 pursuant to the Loan Agreement.

Notes Payable / Lease Obligations - Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC, Ford Motor and Caterpillar Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $3,952, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At June 30, 2008 and 2007, we had the following amounts due under the financings as follows:

	June 30, 2008	June 30, 2007
Long-term Debt-Current Plum Mine	$10,826	$10,102
Long-term Debt-Current Seller Note	250,000	397,200
Long-term Winfield Debenture Current	-	-
Other Long-term Debt-Current	25,646	30,496
Total	$286,472	$437,798

Notes Payable- Equipment Financing - Continued

	June 30, 2008	June 30, 2007
Long-term Debt-non current Plum Mine	$5,970	$17,746
Long-term Debt-non current Seller Note	-	-
Long-term Winfield Debenture	320,000	-
Other Long-term Debt -Non-current	-	28,470
Total	$325,970	$46,216

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2008 (July – Dec)	$31,466
2009	$10,976
2009	$-
2011 and thereafter	$-
Total	$42,442

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

At June 30, 2008 and 2007 we classified the following notes payable as current liabilities as follows:

	June 30, 2008	June 30, 2007
Convertible Notes Payable	$8,597,966	$10,690,910
Promissory notes	4,775,000	2,475,000
Other notes, current portion long-term debt	286,472	437,798
Total	$13,659,438	$13,603,708

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

In March 2008, two consultants were issued a total of two million shares, valued at $25,760 or $0.013 per share, for services performed.

During the first and second quarter 2008, 2,200,000 unregistered common shares, valued at $32,490 or $0.015 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

In May 2008, a vendor was issued 5.53 million shares valued at $88,480 or $0.016 per share, for services.

Note 11. Subsequent Events

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P. The amended terms are as follows:

Expiration Date:	July 10, 2011

Interest Rate:	11%, payable in arrears in cash or stock (at a 15% discount to market price, calculated as a 5 day trailing VWAP)

Conversion:	The principal amount of the Note and interest thereon is convertible into Goldspring Common Stock at a price of $.0175 per share.

Anti Dilution:	Full ratchet

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

Overview

We are a North American precious metals mining company with a fully permitted gold and silver test mine in northern Nevada. Our Company was formed in mid-2003, and we acquired the Plum Comstock Lode property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production.  Since 2005, we have started acquiring additional properties around in the Comstock Lode District in Nevada, expanding our footprint and creating opportunities for exploration, as well as acquiring rights to other properties through leases. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in the Comstock Lode District with reserves and or exploration potential. The Company's objectives are to optimize production, increase reserves through exploration and acquisitions, expand its footprint in the Comstock, and maximize shareholder value.

In the first quarter of 2007, we temporarily ceased mining activity while we focus on delineating the ore body and exploratory drilling that should lead to a comprehensive mine plan and, ultimately, to more efficient mining in the future.

The Company turned a corner during 2007 with the final settlement of the Parent litigation and settlement of the Degerstrom litigation, both of which had caused a drain of financial and human resources that severely drained Company resources. Given the end of this litigation, change in Board composition and continued challenges in capital raising efforts, the Company’s management determined that there is a need to reevaluate the Company’s business plan with a view toward the best way to maximize shareholder value and protection of our secured creditors.

In detail, this evaluation is covered the following matters:

☐   Expanding our footprint in the Comstock Region and other acquisition opportunities

☐   Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford complex in a more detailed manner

☐   Completion of the Plum Mine reserve report

☐   Strategic acquisitions in other areas of North America (subsequently redirected toward the Comstock Lode)

Adjustments to this analysis have been made over the past few months, all with the goal to best utilize the Company’s limited financial resources to increase shareholder value and to focus on raising additional capital to reinstate operations.

Post the mine shutdown in the first quarter 2007, the Company focused its attention on ore body delineation, metallurgic testing and exploration. In December 2007 the Company commenced developmental drilling in the Hartford Complex to delineate the ore body in this area. This developmental drilling program is scheduled to be completed in three phases of 100 holes per phase. The goal is to define and map the ore body and to prepare geologic cross sections to be utilized to complete the reserve report, create a mine plan using geostatistics and extensive drill hole data.

There is also ongoing exhaustive metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching. The Company is also assessing whether a mill could be added to increase overall recovery.

The exploration drilling program, which is heavily dependent on funds availability, commenced in December 2007. The Company is scheduled to continue with the exploration drilling program throughout 2008 and plans to complete the first one hundred hole drilling phase by the end of December 2008.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during the first half of 2009. In order to resume production, the Company must complete a reserve report certified by a qualified third party; complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet.

There are also risks involved in the fact that one individual and his affiliates, as of June 30, 2008, beneficially own in excess of 21% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $8,507,662 at June 30, 2008, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Results of Operations and Operational Plan

Our Comstock Lode Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. In November 2005, we retained mining engineer Jim Golden, who became our COO in 2006, to conduct a comprehensive review of all aspects of the Comstock Lode Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Furthermore, TechBase of Colorado, with the help of our consultants, is expected to complete a detailed mine plan and an initial 43-101 reserve report for the Comstock Lode mine in the third quarter 2008. We believe that these steps coupled with our exploratory drilling of the Hartford Complex will improve our overall performance at the Comstock Lode Mine.

We had planned to commence our exploratory drilling program in mid 2007 if capital resources allowed; however, due to insufficient funds, this was delayed until the December 2007. In late 2007, we retained Dwight Juras, Ph. D. geologist, to assist in overseeing our exploration program at the Comstock Lode Mine and in the Comstock Lode district. Mr. Juras has over thirty years of diverse geological and exploration experience in the mining industry. He has worked for several major mining companies. We have allocated a budget of $2,000,000 to explore and develop our claims at the Comstock Lode Mine. Exploratory drilling started in late 2007 and is scheduled to continue throughout 2008. Initial drilling has been in the Hartford Complex, and drilling consists of surface mine drilling down to a depth of 400 feet and covers approximately 40 acres. We intend to target our exploration toward expanding our mineralized material inventory at our Hartford Complex property in the Comstock Lode District and toward developing new mineral properties in the Comstock. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Comstock Lode mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

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

Expansion of team of experts to study geology and metallurgy, as well as develop mine plan, define reserves and complete initial 43-101 reserve report

Secure funds to commence drilling

The Company hired Orbit Garant Drilling to perform exploration and developmental drilling at the Comstock project, and four holes were drilled by the end of December, with third party laboratory testing yielding encouraging ore grades from samples tested from the first four holes. The Company also hired two mining engineers and a Ph. D. geologist as consultants to its team to further augment its expertise in all facets of mining, including metallurgy. In order to fund its exploration efforts, the Company, since early December 2007, has raised in excess of $4,500,000 (of which $1,820,000 has been funded to date) in capital to finance the exploratory drilling.

First Six Months of 2008 Developments

The Company has drilled a total of 57 holes in its 100 hole Phase 1exploratory program through July 2008 at the Hartford Complex,. The purpose of this program is to define the boundaries of the ore bodies and to produce a comprehensive reserve report and mine plan by the end of the 2008 calendar year. The total estimated cost of this plan is $2,000,000 of which $1,000,000 has been expended to date. With the total $2.5 million committed by a related party in new loans to us through the end of 2008 (of which $1,000,000 has already been funded), no additional funds should be needed to complete Phase 1.

Initial report results are encouraging. The initial resource report released in June after obtaining 3rd party assays on 38 drill holes completed to date indicated a resource of 4,926,000 tons grading 0.080 ounces per ton gold containing 392,000 ounces at a cutoff grade of 0.030 ounces per ton. The resource is highlighted by 930,000 tons grading 0.209 ounces per ton gold containing 194,000 ounces of gold using a 0.100 ounces per ton gold cutoff grade. A 43-101 reserve report is expected to be completed during the third quarter of 2008. The Company intends to expand the exploration program beyond the Hartford Complex in the second half of 2008.

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

Gold Grade
Drill Hole		(ounces per ton	Silver Grade
Number	Intercept in Feet	Au)	(ounces per ton Ag)
48	0’-90’	0.041	0.86
47	0’-85’	0.040	0.81
46	0’-15’ 105’-115’ 220’-305’ 325’-350	0.012 0.019 0.058 0.031	0.50 0.06 0.46 0.07
45	90’-95’ 165’-255’ 255’-345’	0.257 0.012 0.077	1.64 0.08 0.82
44	215’-275’ 230’-235’ 345’-430’ 355’-370’	0.172 1.559 0.064 0.242	1.19 6.35 0.06 0.20
43	335’-410’	0.010	0.43
42	615’-715	Low grade ore	Low grade ore
41	10’-25’ 135’-155’ 185’-270’ 295’-405’ 540’-560’	0.030 0.137 0.015 0.037 0.025	0.17 0.61 0.04 0.61 0.31
40	210’-260’ 235’-240’ 325’-340’	0.238 1.937 0.043	0.16 0.70 0.68
39	0’-120’ 120’-170’ 170’-210’	0.031 0.009 0.04	0.43 0.37 1.00
38	0’-20’ 60’-170’ 190’-235’ 400’-425’	0.087 0.025 0.031 0.021	0.83 0.38 0.73 0.35
37	0’-155’	0.032	0.53
36	95’-110’ 175’-195’ 205’-255 285’-315’ 330’-400’ 410’-520’ 585’-625’	0.191 0.019 0.044 0.025 0.025 0.173 0.010	0.18 0.20 0.31 0.08 0.09 1.08 0.04
35	0’-15’ 170’-190’ 320’-380’ 400’-420’ 465’-560’	0.030 0.033 0.026 0.016 0.014	0.63 0.16 0.16 0.35 0.52

34	0’-10’ 195’-205’ 305’-335’ 365’-420’ 540’-550’	0.055 0.025 0.021 0.029 0.020	0.95 0.12 0.41 0.58 0.44
33	0’-15’ 30’-40’ 160’-170’ 240’-250’ 310’-325’ 365’-380’ 395’-420’	0.019 0.05 0.025 0.045 0.015 0.025 0.025	0.16 0.21 0.72 0.08 0.50 0.02 0.02
32	0’-60’ 195’-265’ 295’-315’ 420’-460’ 555’-585’	0.039 0.026 0.019 0.020 0.017	0.27 0.33 0.25 0.15 0.74
31	0’-15’ 225’-370’ 390’-420’ 575’-635’	0.053 0.041 0.014 0.080	1.67 0.12 0.06 0.52
30	0’-55’ 280’-350’ 375’-410’ 570’-630’	0.037 0.017 0.060 0.020	0.63 0.31 0.22 0.89
29	0’-15’ 405’-485’ 495’-570’ 600’-640’	0.040 0.113 0.017 0.078	0.63 2.09 0.19 0.32
28	0’-15’ 65’-210’ 255’-290’ 310’-410	0.023 0.083 0.051 0.020	0.78 0.63 0.60 0.65
27	0’-20’ 140’-150’ 175’-255’ 315’-495’	0.044 0.063 0.044 0.040	0.94 0.56 0.38 1.13
26	0’-25’ 240’-375’ 395’-435’	0.025 0.065 0.029	0.88 0.41 0.69
25	0’-60’ 135’-150’ 165’-230’ 315’-330’ 525’-595’	0.033 0.034 0.029 0.014 0.015	0.80 0.06 0.50 0.09 0.14
24	0’-25’ 150’-235’ 285’-420’	0.052 0.103 0.022	0.64 0.54 1.03
23	75’-235’ 260’-300’	0.058 0.030	0.78 1.04
22	0’-20’ 30’-40’ 70’-140	0.012 0.134 0.040	0.24 1.57 0.43
21	210’-305’	0.046	0.61
20	70’-75’ 390’-395’	0.013 0.015	0.04 0.04

19	0’-45’ 140’-180’ 205’-230’	0.010 0.045 0.013	0.13 0.63 0.56
18	0’-40’ 260’-265’	0.010 0.022	0.29 1.63
17	60’-130’	0.031	0.50
16	290’-300’	0.088	0.07
	385’-535	0.047	0.07
	555’-755’	0.032	0.25
15	10’-25’	0.054	1.74
	115’-320’	0.118	1.32
	325’-365’	0.029	3.53
14	10’- 40’	0.034	0.72
	55’-80’	0.109	0.75
	210’-225’	0.082	0.08
	290’-330	0.091	0.23
13	0’-70’	0.025	0.34
12	0’-60’	0.012	0.18
	445’-460’	0.062	0.14
11	175’-265’	0.043	0.47
	285’-350’	0.076	1.28
10	20’-400’	0.109	0.66
09	10’-25’	0.054	1.74
	115’-320’	0.118	1.32
	325’-350’	0.030	0.02
08	40’-55’	0.037	0.17
	85’-150’	0.060	1.04
07	15’ - 185’	0.068	1.5
06	35’-55’	0.029	1.27
	120’-130’	0.164	1.19
	135’-215’	0.033	0.29
	245’-275’	0.037	1.29
	275’-325’	0.003	1.71
05	30’-65’	0.038	0.90
	120’-265’	0.045	1.27
04	50’-60’	0.006	0.09
03	55’-90’	0.031	0.81
02	160’ - 275’	0.074	0.69
01	65’ - 135’	0.052	0.64

All of the assays referenced herein and the data derived there from have been performed and analyzed by American Assay of Reno, Nevada, a laboratory independent of GoldSpring, utilizing industry standard analytical methods.

In addition to the drilling program, the Company is continuing to work on the completion of a comprehensive mine plan. The results of the drilling program, combined with the mine plan, will form the basis for a 43-101 report. The Company hopes to complete its initial 43-101 report in the third quarter 2008. Completing the mine plan and the initial 43-101 report and obtaining the required funding are the key elements in the Company’s plan to return to production in the first half of 2009. In determining the optimum time to resume production, the Company will seek advice from its team of mining industry experts.

The Company continued to expand its footprint in the Comstock Lode in the first half of 2008. During the six month period, the company acquired or staked approximately 70 new claims, bringing its total claims in the area to approximately 250. The average claim covers an area of 20 acres. The Company intends to acquire additional properties and claims in the Comstock Lode region through the remainder of 2008 if suitable financing can be arranged.

With the appointment of two new directors in the first quarter of 2008 (Rob Faber, the Company’s CEO, and Scott Jolcover, a former Company employee with significant mining experience in the region), the Company has commenced the task of rebuilding its Board, which lost several independent Directors in early 2007. The Company looks to continue expanding its Board during 2008 to include independent directors. In early March 2008, the Company appointed a new metallurgical team with resources and expertise geared toward efficiency maximization in anticipation of recommencement of production, which was scheduled for the second half of 2008 and due to funding delays, which have been remedied, will commence in the first half of 2009. The Company secured $1,500,000 in the first quarter of 2008 for further drilling and general corporate expenses and $2,500,000 in the second quarter of which $1,000,000 has been funded with the balance being funded by the end of calendar year 2008.

Comparative Financial Information

Below we set forth a summary of comparative financial information the three months and six months ended June 30, 2008 and 2007.

Comparative Financial Information

Three Months Ended June 30, 2008

	Quarter ended June 30, 2008	Quarter ended June 30, 2007	Difference
Revenue	$-	$149,886	$(149,886)

Depletion and amortization	60,000	80,836	(20,836)

Reclamation, Exploration and Test Mining Expense	792,308	167,074	635,234

General and Administration	802,805	146,489	656,316

Consulting and Professional Service	27,940	77,979	(50,039)

Derivative Change in fair value	(130,604)	(137,286)	(6,682)

Interest Expense	588,119	800,228	(212.109)

Other, net	192,479	-	192,479

Net Loss	$(2,333,047)	(975,434)	$1,457,612

During the three months ended June 30, 2008, we did not sell any precious metals compared to 229 ounces of gold, at an average price $654, that was sold during the three months ended June 30, 2007. During the first quarter 2007, we decided to temporarily cease mining operation allowing us to focus on delineating the ore body and exploratory drilling. Mining activities continue to be suspended and thus there were no precious metals sold during the second quarter 2008.

Test Mining Expenses in the three months ended June 30, 2008 were $898,333 more than in the three months ended June 30, 2007. The expense increase reflects our exploratory drilling program which commenced in December 2007.

General and administrative expenses for the three months ended June 30, 2008 were $656,316 more than for the three months ended June 30, 2007. The increase in G&A reflects the impact of the implementation of SFAS (Statement of Financial Accounting Standards) No. 123R Share Based Compensation, specifically the stock options granted to the officers of the Company.

Consulting and professional service fees were $50,039 less for the three months ended June 30, 2008 than for the three months ended June 30, 2007. The decrease is mainly due to the settlement of the N.A. Degerstrom litigation in December 2007.

Derivative Change in fair value for the three months ended June 30, 2008 was $6,682 less than for the three months ended June 30, 2007. This decrease is due to quarterly review of embedded derivatives.

Interest expense for the three months ended June 30, 2008 was $212,109 less than for the three months ended June 30, 2007. This variance reflects the issuance of additional lower interest bearing notes. At June 30, 2008, our Company had approximately $13,985,408 of outstanding debt bearing an average interest rate of 20%, and at June 30, 2007, our Company had approximately $13,649,924 of outstanding debt bearing an average interest rate of 24%.

Other, net for the three months ended June 30, 2008 was $88,479 less than in the three months ended June 30, 2007. This amount primarily reflects the settlement of the N.A. Degerstrom litigation and adjustments to debt obligations.

Six Months Ended June 30, 2008

	Six months ended June 30, 2008	Six months ended June 30, 2007	Difference
Revenue	$-	$349,791	$(349,791)

Depletion and amortization	120,000	143,890	(23,890)

Reclamation, Exploration and Test Mining Expense	1,44,401	543,068	898,333

General and Administration	1,103,007	280,129	822,878

Consulting and Professional Service	58,959	136,645	(77,686)

Derivative Change in fair value	130,604	(260,892)	391,496

Interest Expense	1,329,310	1,604,301	(274,991)

Other, net	(551,907)	-	(655,907)

Net Loss	$(3,631,374)	(2,097,350)	$1,534,024

During the six months ended June 30, 2008, we did not sell any precious metals compared to 536 ounces of gold, at an average price $650, that was sold during the six months ended June 30, 2007. During the first quarter 2007, we decided to temporarily cease mining operation allowing us to focus on delineating the ore body and exploratory drilling. Mining activities continue to be suspended, until we complete our exploratory drill program at the Hartford Complex and we complete our resource report and our mine plan. We anticipate mine production to begin during the first half of 2009.

Test Mining Expenses in the six months ended June 30, 2008 were $898,333 more than in the six months ended June 30, 2007. The expense increase reflects our exploratory drilling program which commenced in December 2007.

General and administrative expenses for the six months ended June 30, 2008 were $822,878 more than for the six months ended June 30, 2007. The increase in G&A reflects the impact of the implementation of SFAS (Statement of Financial Accounting Standards) No. 123R Share Based Compensation, specifically the stock options granted to the officers of the Company and the stock grant given to the Company’s outside directors.

Consulting and professional service fees were $77,686 less for the six months ended June 30, 2008 than for the six months ended June 30, 2007. The decrease is mainly due to the settlement of the N.A. Degerstrom litigation in December 2007.

Derivative Change in fair value for the six months ended June 30, 2008 was $391,496 more than for the six months ended June 30, 2007. This increase is due to our quarterly review of embedded derivatives.
Interest expense for the six months ended June 30, 2008 was $279,991 less than for the six months ended June 30, 2007. This variance reflects the issuance of additional lower interest bearing notes. At June 30, 2008, our Company had approximately $13,985,408 of outstanding debt bearing an average interest rate of 20%, and at June 30, 2007, our Company had approximately $13,649,924 of outstanding debt bearing an average interest rate of 24%.

Other, net for the six months ended June 30, 2008 was $655,907 less than in the six months ended June 30, 2007. This amount primarily reflects the settlement of the N.A. Degerstrom litigation and adjustments to debt obligations.

Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2007, we raised an aggregate of $1,700,000 through three financing transactions. In the six three months of 2008, we completed additional financing transactions, which provided us with $2,320,000 in net funding. We have also received additional net funding of $650,000 in the third quarter of 2008. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location at which there is currently no production. We do not anticipate recommencing mining activities until the first or second quarter of 2009, so we will be dependent upon third party and related party financings for working capital until at least the third quarter of 2009. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2007, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At the date of filing, we have specific commitments for additional financing for up to $2,000,000 from a related party; however, we have no further financing commitments above the $2,000,000, and additional capital will be necessary to implement our revised business plan. We are diligently seeking additional sources of funding. Additionally, without additional funding, it is unlikely that we will be able to remain in operation long enough to have the time necessary to fully implement the business plan.

Once we recommence production our operations will be significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises, and production costs in major gold-producing regions. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mineral production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations, and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold prices decline substantially, it could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

An investment in our common stock involves risk. You should carefully consider the following risk factors.

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

ITEM 4T. CONTROLS AND PROCEDURES

A.  Disclosure

As of the end of the period covered by this Annual Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

We have identified conditions as of June 30, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We previously had added a clerk to assist with duties; however, we do not believe this is sufficient to remedy the deficiencies. We are currently seeking to add an outside consultant to assist with CFO and controller - level duties, and intend to retain such a consultant by December 31, 2008. We believe that the presence of this additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

Our former Chief Financial Officer became our Chief Executive Officer in September 2004. Our Company has not hired another individual to act as Chief Financial Officer. We believe the absence of a full-time Chief Financial Officer or Chief Accounting Officer has resulted in a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but believe that the only effective long-term solution to our accounting needs is to hire a qualified CFO. Due to our budgetary constraints and the small size of our company we are uncertain as to when we will be able to accomplish this; hence, our endeavor to hire a consultant is critical.

We do not believe that these deficiencies constitute material weaknesses because of (i) additional accounting support through the office consolidation with Plum Mine and (ii) the use of outside consultants.

We are also in the process of taking additional corrective measures to further remedy the deficiencies in future periods.

There have been no changes during the quarter ended June 30, 2008 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Our corporate officers lack technical training and experience in operating a mine. Although Jim Golden, our COO, is a licensed mining engineer, with substantial mining experience, we may lack sufficient qualified support personnel to effectively manage our mining operation. Without sufficient training or experience in all areas, our corporate officers may not be fully aware of all of the specific requirements related to working within the mining industry. The decisions of our corporate officers may not take into account standard engineering or managerial approaches that operating mining companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to corporate officers’ lack of experience in the mining industry.

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

The costs of our exploration and acquisition activities are substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves established in the future.

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

At June 30, 2008, we had outstanding 3,150,855,369 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At June 30, 2008, these notes and warrants were convertible into or exercisable for a total of approximately 1.3 billion additional shares of our common stock, subject to further anti-dilution provisions.

Our stock is a penny stock and trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. NASD sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

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

During the first and second quarter 2008, 2,200,000 unregistered common shares, valued at $32,490 or $0.015 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

In May 2008, a vendor was issued 5.53 million shares valued at $88,480 or $0.016 per share, for services.

Item 3. Defaults Upon Senior Securities

June 30, 2008, the Company is in default of the terms on several outstanding notes payable with several of its note holders with principal balance due of $11,322,966 and accrued interest of $3,506,657. Because we are in default, the entire note balances have been recorded as current liabilities. None of the notes have been called.

Included in the default amount at June 30, 2008 is note principal of $1,375,000 and interest of $589,096 that is part of the Amended and Restated Promissory Note in favor of Longview Fund, L.P. dated July 10, 2008. The Company is no longer in default these amounts.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Consolidated Balance Sheet as of June 30, 2008(Unaudited)

Consolidated Statement of Operations for the three-month periods ended June 30, 2008 and 2007 (Unaudited)

Consolidated Statement of Cash Flows for the three-month periods ended June 30, 2008 and 2007 (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended June 30, 2008:

Current Report of Form 8-K filed on January 2, 2008.
Current Report of Form 8-K filed on January 28 2008.
Current Report of Form 8-K filed on February 7, 2008.
Current Report of Form 8-K filed on March 26, 2008.
Current Report of Form 8-K filed on April 29, 2008.
Current Report of Form 8-K filed on June 5, 2008.
Current Report of Form 8-K filed on June 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: August 8, 2008	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	Chief Financial Officer