Form 10-Q
period 2008-09-30
GOLDSPRING INC
filed 2008-11-10
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-32429

GOLDSPRING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	1081	65-0955118
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

P.O. Box 1118
Virginia City, NV 89440
(Address of principal executive offices)
(775) 847-5272
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒
☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at November 9, 2008 was 3,339,618,830.

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

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,434	$174,996
Other assets	89,583	185,417
Total current assets	190,017	360,413

Property and equipment, net of accumulated depreciation and amortization of $1,343,984 and $1,473,340, respectively
Mineral properties	1,530,547	1,619,837
Plant, equipment, mine development	249,080	411,040
Total plant, equipment, mine development, net	1,779,627	2,030,877

Reclamation deposit	766,768	377,169
Other – embedded derivatives	—	906,989
Total assets	$2,736,412	$3,675,448

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$434,154	$305,638
Accrued liabilities	259,575	2,429,326
Accrued interest payable	2,924,216	3,205,813
Lease obligations	—	42,459
Convertible debentures	8,247,966	9,568,239
Other notes, current portion of long-term debt	2,661,015	3,983,800
Total current liabilities	14,526,926	19,535,275

Long-term debt, less current portion	4,285,459	11,612
Derivative liabilities	—	776,385
Reclamation liabilities	766,768	553,190
Total long-term liabilities	5,052,227	1,341,187

Total Liabilities	19,579,153	20,876,462

Stockholders’ deficiency:
Common stock, $0.000666 par value; 3,950,000,000 shares authorized; 3,276,118,830 and 2,743,508,248 shares issued respectively	2,181,895	1,827,177
Additional paid-in capital	18,875,060	12,969,210
Accumulated deficit - prior years	(31,997,401)	(27,940,045)
Accumulated deficit - current year	(5,902,295)	(4,057,356)
Total stockholders’ deficiency	(16,842,741)	(17,201,014)
Total liabilities and stockholders’ deficiency	$2,736,412	$3,675,448

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Operating revenues	$—	$804
Costs and expenses:
Depletion, depreciation and amortization	60,000	81,688
Reclamation, exploration and test mining	974,430	127,882
General and administrative	429,767	24,237
Consulting and professional services	83,026	44,021
	1,547,223	277,828
Loss from operations	(1,547,223)	(277,024)
Other income (expense):
Interest expense	(723,698)	(775,082)
Derivative change in fair value	—	75,103
Other, net	—	—
	(723,698)	(699,979)

Net loss	$(2,270,921)	$(977,003)

Basic loss per common share	$(0.0007)	$(0.0006)
Basic weighted common shares outstanding	3,245,163,591	1,549,126,624

See notes to the Condensed Consolidated Financial Statements.

	Nine Months Ended
	September 30,
	2008	2007
Operating revenues	$—	$350,595
Costs and expenses:
Depletion, depreciation and amortization	180,000	225,578
Reclamation, exploration and test mining	2,415,831	670,950
General and administrative	1,532,774	304,366
Consulting and professional services	141,985	180,666
	4,270,590	1,381,560
Loss from operations	(4,270,590)	(1,030,965)
Other income (expense):
Interest expense	(2,053,008)	(2,379,383)
Derivative change in fair value	(130,604)	335,995
Other, net	551,907	—
	(1,631,705)	(2,043,388)

Net loss	$(5,902,295)	$(3,074,353)

Basic loss per common share	$(0.0019)	$(0.0024)
Basic weighted common shares outstanding	3,079,822,345	1,302,253,229

See notes to the Condensed Consolidated Financial Statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,902,295)	$(3,074,353)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	485,833	225,579
Interest and payments through the issuance of common stock	2,430,211	716,637
Payments through the issuance of company stock	345,236	—
Stock warrants and grants issued	735,290	—
Change in operating assets and liabilities
Prepaid expenses	95,834	(41,441)
Other current assets	—	(39,925)
Accounts payable	128,516	(267,976)
Accrued liabilities	(2,169,751)	71,560
Accrued interest	(281,597)	1,227,804
Interest capitalized with amended and restructured notes	607,563	—
Derivative change fair value, net	130,604	104,261
Other, net	317,598	15,203
Net cash used in operating activities	(3,076,958)	(1,062,651)
Cash flows from investing activities:
Reclamation bond	(389,599)	—
Acquisition of mineral claims	(161,150)	20,000
Capital Expenditures	(18,040)	—
Net cash used in investing activities	(568,789)	20,000
Cash flows from financing activities:
Bank overdraft	—	(9,987)
New borrowings from the issuance of notes payable to related parties	2,472,944	1,085,000
Debt repayments	(51,759)	(32,362)
Sale of common stock	1,150,000	—
Other	—	—
Net cash provided by financing activities	3,571,185	1,042,651
Net increase in cash and cash equivalents
Increase in cash and cash equivalents	(74,562)	—
Cash and cash equivalents at beginning of period	174,996	—
Cash and cash equivalents at end of period	$100,434	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt into company’s common shares	$1,520,273	$660,676
Issuance of company’s common stock for interest	$1,420,366	$716,637
Issuance of company’s common stock for liquidated damages	$1,009,845	$154,346
Issuance of company’s common stock for director fees	$234,400	$—
Issuance of company’s common stock for employee grants and warrants	$84,690	—
Issuance of company’s common stock for software	$9,740	$—
Issuance of company’s common stock for mineral claims	$79,558	$—
Issuance of company’s common stock for consulting	$101,096	$—

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENTY

(Unaudited)
(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Treasury Stock (at cost)	Accumulated Deficit	Total

Balance - December 31, 2006,	958,938,940	$638,653	$11,603,560	—	$(27,940,829)	$(15,698,616)
Liquidated damages	50,000,000	33,300	121,047	—	—	154,347
Common stock issued for debenture principal	898,776,970	598,585	846,362	—	—	1,444,947
Common stock issued for debenture interest	835,792,338	556,639	398,241	—	—	954,880
Other	—	—	—	—	784	784
Net loss	—	—	—	—	(4,057,356)	(4,057,356)
Balance - December 31, 2007,	2,743,508,248	$1,827,177	$12,969,210	—	$(31,997,401)	$(17,201,014)
Liquidated damages	108,189,261	72,054	937,791	—	—	1,009,845
Common stock issued for debenture principal	140,155,028	93,343	1,426,930	—	—	1,520,273
Common stock issued for debenture interest	140,632,316	93,661	1,326,705	—	—	1,420,366
Sale of common stock	100,000,000	66,600	1,083,400	—	—	1,150,000
Common stock issued for director fees	20,000,000	13,320	221,080	—	—	234,400
Stock grants and warrants issued	10,665,714	7,103	77,587			84,690
Common stock issued for mineral claims	3,866,667	2,575	76,983	—	—	79,558
Common stock issued for consulting	6,666,704	4,440	96,656	—	—	101,096
Stock warrants issued	—	—	650,600			650,600
Common stock issued for software	2,434,892	1,622	8,118			9,740
Net loss	—	—	—	—	(5,902,295)	(5,902,295)

Balance, September 30, 2008	3,276,118,830	$2,181,895	$18,875,060	$—	$(37,899,696)	$(16,842,741)

See notes to the Condensed Consolidated Financial Statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 AND 2007

Note 1 - Basis of Presentation

We were incorporated in the State of Florida effective October 19, 1999 under the name of Click and Call, Inc. On September 7, 2000, we filed an amendment to our Articles of Incorporation changing our name to STARTCALL.COM, INC. On March 10, 2003, we changed our name to GoldSpring, Inc. (“we” “Goldspring,” or the “Company”). The primary nature of our business is the exploration and development of mineral producing properties. We originally became a mineral company through an acquisition of unpatented placer mineral claims and the Big Mike copper claims in March 2003 from Ecovery, Inc. This acquisition did not include any real property rights. In November 2003, we acquired the Plum mine facility as well as water rights that are usable at Plum Mine and the Gold Canyon and Spring Valley placer claims.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note 3 — Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company incurred a net loss of $5,902,295. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

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

Note 6 —Notes Payable Stockholders

As of September 30, 2008, the Company is in default of the terms on several outstanding notes payable with two of its note holders with principal balance due of $8,757,737 and accrued interest of $2,477,979. Mr. Winfield and his affiliates account for $8,729,986 of principal and $2,462,183 of interest of the aforementioned amounts. Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

The notes and related interest in default as of September 30, 2008 are as follows:

	Issued date	Principal	Interest
Winfield -Convertible Debentures	10/30/04	$687,928	52,211
Other - Convertible Debentures	10/30/04	27,751	15,796
Winfield -Mandatory Redemption Payment	3/31/05	4,972,058	836,552
Winfield – Promissory Note	10/4/2003	250,000	46,875
Winfield -Convertible Debentures	‘06 – ‘07	1,620,000	664,864
Winfield – Promissory Note	7/15/2005	1,200,000	861,681
Total		$8,757,737	2,477,979

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

Pursuant to the terms of various financing instruments between Goldspring and some of its lenders have certain “favored nations” rights to either receive shares or have certain note conversion exercise prices reduced so that the overall equity issuance pricing is reduced to the same price as paid by any subsequent purchasers of equity and/or convertible note.  On February 20, 2008, Goldspring sold 50,000,000 shares of its Common Stock at $0.01 per share purchase price.  In lieu of triggering any and all “favored nations” rights, the lenders have agreed to accept $.01 per share as the new maximum conversion price all convertible notes owned by them. At September 30, 2008 the Company has principal and interest outstanding of $1,268,093 covered by this agreement.

Convertible Debentures-Mandatory Redemption Payment

The failure to deliver the shares by the Delivery Date resulted in liquidated damages of 1% of the note principal amount being converted per business day after the Delivery Date. We did not deliver the share certificates within the period required in the subscription agreement and as a result, in March of 2005, John V. Winfield, a shareholder and note holder elected to demand payment of approximately $6.9 million pursuant to the mandatory redemption payment provisions of the subscription agreement and forfeit his right to receive the shares in favor of the payment.

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

Pursuant to the terms of various financing instruments between Goldspring and some of its lenders have certain “favored nations” rights to either receive shares or have certain note conversion exercise prices reduced so that the overall equity issuance pricing is reduced to the same price as paid by any subsequent purchasers of equity and/or convertible note.  On February 20, 2008, Goldspring sold 50,000,000 shares of its Common Stock at $0.01 per share purchase price.  In lieu of triggering any and all “favored nations” rights, the lenders have agreed to accept $.01 per share as the new maximum conversion price all convertible notes owned by them. At September 30, 2008 Mr. Winfield and his affiliates principal and interest outstanding totaled $5,808,610.

Security Agreement

Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to the Brockbank Trust in substantially all of our assets. Winfield’s affiliates acquired the existing mortgage on the Plum Mine property from the Brockbank Trust.

Convertible Notes Payable-Failure to Deliver Shares

In March of 2005, and pursuant to our settlement with investors for our failure to deliver shares of our common stock upon their conversion of debentures during 2004 (See above), we issued convertible notes payable that accrue interest at 8% and are payable in equal monthly installments including interest beginning April 1, 2007. In the event of our default on the notes the interest rate increased to 15%. In February 2008, we satisfied all obligations of these notes.

$2,200,000 Principal Amount Convertible Debenture Financing

On August 23 and 24, 2007, the Company formally entered into an agreement with several investors to loan $1,900,000 to the Company. In March 2008, the Company amended the agreement increasing the loan amount to $2,200,000. The notes evidencing the loan bear interest at the rate of 12% per annum, payable monthly on the first of each month commencing October 1, 2007, along with 1/24 of the principal amount of such notes on each repayment date and were issued between May 18, 2007 - August 24, 2007, with the second quarter notes being treated as “bridge debt” until the loan agreement was formally signed.. The default interest is 18% per annum. The notes are also convertible into Common Stock at a 50% discount to market until a registration statement registering the Common Stock underlying the notes is effective and at a 15% discount to market thereafter. As additional consideration, the investors are to be issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas as for conversion of the amounts due under the notes. The warrants have a term of five years from the date of the loan. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has acquired the existing mortgage on the Plum Mine property from the Brockbank Trust. To date, $2,170,000 of the $2,200,000 has been funded by the investors. As of September 30, 2008, we had failed to make any monthly payments on the notes and are in default.

The notes issued as of September 30, 2008 are as follows:

	Issued date	Face amount
Winfield Debenture Payable	5/15/2007	$300,000
Winfield Debenture Payable	6/21/2007	300,000
Winfield Debenture Payable	8/23/2007	300,000
Longview Debenture Payable	8/24/2007	300,000
Winfield Debenture Payable	12/12/2007	100,000
Winfield/Longview Debenture Payable	First Quarter 2008	331,120
Winfield/Longview Debenture Payable	Second Quarter 2008	538,880
Total		$2,170,000

Accordingly, at September 30, 2008 and 2007, we classified the following convertible debentures as current liabilities as follows:

	September 30, 2008	September 30, 2007
Convertible Debentures Payable-Investors	$1,105,908	$2,187,812
Convertible Debentures Payable- Mandatory Redemption payment	4,972,058	5,835,688
Convertible Debentures Payable- Failure to Deliver Shares	—	103,048
Convertible Notes Payable - 2007 & 2008	2,170,000	2,170,000
Total	$8,247,966	$10,296,548

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

Note 8 —Promissory Notes Payable

Notes Payable- Plum Mine

We have note payable to a shareholder related to our purchase of the Plum Mining property. This note bears interest at 5% annually. The note is payable in ten quarterly payments through September 2007. As of September 30, 2008, we are in default on the outstanding principal of $250,000.

Promissory Notes Payable—July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major investor. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2008. The default interest rate is 17% per annum. The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of September 30, 2008 we had failed to make any monthly payments on the notes and are in default. Accordingly, the entire principal balance and all accrued and unpaid interest thereon are considered accelerated and classified as current liabilities.

 Promissory Notes Payable: 2007 Financing

In December 2007, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.

Promissory Notes Payable: 2008 Financing

On January 31, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.

Accordingly, at September 30, 2008 and 2007, we classified the following notes payable as current liabilities as follows:

	September 30, 2008	September 30, 2007
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	—	300,000
Promissory Notes Payable-December 2005 Financing	—	575,000
Promissory Notes Payable-February 2006 Financing	—	250,000
Promissory Notes Payable-March 2006 Financing	—	150,000
Promissory Notes Payable-July 2007 Financing	—	300,000
Promissory Notes Payable-December 2007 Financing	600,000	—
Promissory Notes Payable-January 2008 Financing	600,000	—
Total	$2,400,000	$2,775,000

Note 9 —Other Long Term Debt

$2,500,000 Principal Amount Convertible Debenture Financing

As of September 27, 2008, the Company entered into a Loan Agreement with John Winfield and affiliates (“Winfield”) pursuant to which Winfield has agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (“Notes”). The Notes bear interest at the rate of 11% per annum, and interest is payable quarterly in either cash or Company common stock, at 85% of market price, at the Company’s option. The term of the Notes is five years from the date of issuance, and the Notes are convertible into Company common stock, at a conversion price of $.015 per share. The Notes are secured by a lien on all of the Company’s assets. On each of October 2008, September 2008, July 2008 and June 2008, Winfield lent the Company $500,000 pursuant to the Loan Agreement.

$2,782,563 Amended and Revised Longview LP Note on July 10, 2008

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P. The amended terms are as follows:

Expiration Date:	July 10, 2011

Accrued Interest	Accrued interest at July 10, 2008 capitalized into the amended and revised note.

Interest Rate:	11%, payable in arrears in cash or stock (at a 15% discount to market price, calculated as a 5 day trailing VWAP)

Conversion:	The principal amount of the Note and interest thereon is convertible into Goldspring Common Stock at a price of $.0175 per share.

Term	July 10, 2011

Anti Dilution:	Full ratchet

	Principal	Interest
Promissory Notes Payable-September 2005 Financing	300,000	172,870
Promissory Notes Payable-December 2005 Financing	375,000	211,966
Promissory Notes Payable-February 2006 Financing	250,000	98,164
Promissory Notes Payable-March 2006 Financing	150,000	56,237
Promissory Notes Payable-July 2007 Financing	300,000	58,526
Promissory Notes Payable-October 2007 Financing	200,000	—
Promissory Notes Payable-February 2008 Financing	600,000	9,800
Total	$2,175,000	$607,563

On February 29, 2008, we received the $500,000 balance of the financing from the December 11, 2007 financing agreement. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date. On July 10, 2008, the Company amended this promissory note and related outstanding interest with Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P as summarized above.

The aggregate total of the first nine months of 2008 financing transactions totaled $2,500,000.

Notes Payable / Lease Obligations - Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC, Ford Motor and Caterpillar Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $3,952, at an averaged interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt. At September 30, 2008 and 2007, we had the following amounts due under the financings as follows:

	September 30, 2008	September 30, 2007
Long-term Debt-Current Plum Mine	$11,015	$10,278
Long-term Debt-Current Seller Note	250,000	397,200
Long-term Winfield Debenture Current	—	—
Other Long-term Debt-Current	—	33,675
Total	$261,015	$441,153

	September 30, 2008	September 30, 2007
Long-term Debt-non current Plum Mine	$2,896	$14,881
Long-term Debt-non current Longview amended and restructured note	$2,782,563	—
Long-term Winfield Debenture	$1,500,000	—
Other Long-term Debt -Non-current	$—	17,082
Total	$4,285,459	$31,963

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2008 (Oct – Dec)	$3,164
2009	$10,787
2009	$—
2011 and thereafter	$—
Total	$13,951

At September 30, 2008 and 2007 we classified the following notes payable as current liabilities as follows:

	September 30, 2008	September 30, 2007
Convertible Notes Payable	$8,247,966	$10,296,548
Promissory notes	2,400,000	2,775,000
Other notes, current portion long-term debt	261,015	441,153
Total	$10,908,981	$13,512,701

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

Pursuant to the November 27, 2006 Executive Employment Agreement with Robert T. Faber, its CEO, Mr. Faber was issued 80,000,000 stock options at an exercise price of $.01119 on January 9, 2008. The stock options have an expiration date of January 8, 2018.

In March 2008, a consultant was issued a total of one million shares, valued at $10,000 or $0.01 per share, for services performed.

In March 2008, Dennis Anderson, the Company’s senior engineer, was issued a total of one million of our unregistered shares, valued at $18,690 or $0.01869 per share, for services performed. In August 2008, Mr. Anderson, pursuant his employee agreement, was awarded 1.5 million unregistered shares valued at $66,000 or $0.044 per share for achieving various milestones.

Pursuant to an agreement in late 2007, a vendor in March 2008 was issued 2,434,892 shares valued at $9,740 or $0.004 per share, for computer modeling software.

During the second quarter 2008, Goldspring raised $500,000 through a private placement to accredited investors. In consideration we issued 40,000,000 shares of our unregistered Common Stock at $0.015 per share purchase price and 40,000.000 warrants.  The warrants have an exercise price of $.02 and a term of six years. The proceeds from this private placement were used to fund exploratory drilling and for general working capital.

On July 18, 2008, Goldspring raised $150,000 through a private placement to accredited investors. In consideration we issued 10,000,000 shares of our unregistered Common Stock at $0.015 per share purchase price.  The proceeds from this private placement were used to fund exploratory drilling and for general working capital.

During the nine month period ended September 30, 2008, 3,866,667 unregistered common shares, valued at $79,558 or an average of $0.021 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

In May 2008, a vendor was issued 5.53 million shares valued at $88,480 or $0.016 per share, for services.

In August 2008, Mr. James Golden, the Chief Operating Officer, exercised 10,000,000 stock options at a price of $0.0525. Mr. Golden elected the cashless exercise method and thus received a total of 8,165,714 unregistered shares of our common stock. As of the date of this report, Mr. Golden has not sold any of these shares.

In August 2008, a vendor was issued 136,704 shares valued at $2,616 or $0.019 per share, for services.

Note 11. Subsequent Events

On October 1, 2008, our four independent directors were each awarded 3 million stock options with an exercise price of $0.02. These options will vest equally over the next 8 quarters. The stock options have an expiration date of September 30, 2018.

In October 2008, a vendor was issued 500,000 shares valued at $10,000 or $0.02 per share, for services.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

Overview

GoldSpring, Inc. is a North American precious metals mining company, focused in Nevada, with extensive, contiguous property in the Comstock Lode District. Our Company was formed in mid-2003, and we acquired two properties in the Comstock Lode before the end of the year. We secured permits, built an infrastructure and brought the exploration project into test mining production within a year of its acquisition. The Company, in 2005, began consolidating the Comstock Lode by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining. We are an emerging company, looking to build on our success through the acquisition of other mineral properties in the Comstock Lode District with reserves or exploration potential. The Company's objectives are to increase reserves through exploration, expand its footprint in the Comstock, resume mining, optimize its production, and maximize shareholder value

In the first quarter of 2007, we temporarily ceased mining activity while we focus on delineating the ore body and exploratory drilling that should lead to a comprehensive mine plan and, ultimately, to more efficient mining in the future.

The Company turned a corner during 2007 with the final settlement of the Parent litigation and settlement of the Degerstrom litigation, both of which had caused a drain of financial and human resources that severely drained Company resources. Given the end of this litigation and continued challenges in capital raising efforts, the Company’s management determined that there was a need to reevaluate the Company’s business plan with a view toward the best way to maximize shareholder value and protection of our secured creditors.

In 2008, the Company began to execute its new business plan with all activities focused on resumption of mine production in Fiscal Year 2009. The most relevant steps taken are as follows:

☐ Expanding our footprint in the Comstock Region and other acquisition opportunities through the entry into of two letters of intent to purchase rights, which upon consummation, will have allowed the Company to amass one of the largest land positions in the Comstock District.

☐ Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford complex in a more detailed manner

☐ Completion of the Plum Mine reserve report through a focus on infill drilling to allow completion of the Report

☐ Expanding the permitted drilling area and updating of the mine reclamation bond

☐ Consummation of loan agreement with major shareholder to borrow up to $2.5 million for completion of the drilling program, of which $1,500,0000 has been funded as of September 30, 2008 and efforts to secure further funding to enable recommencement of mine production

Adjustments to this analysis have been made over the past few months, all with the goal to best utilize the Company’s limited financial resources to increase shareholder value and to focus on raising additional capital to reinstate mining production operations.

Post the mine shutdown in January 2007, the Company focused its attention on ore body delineation, metallurgic testing and exploration. In December 2007 the Company commenced developmental drilling in the Hartford Complex of the Comstock Lode District to delineate the ore body in this area. This developmental drilling program is scheduled to be completed in three phases of 100 holes per phase. The goal is to define and map the ore body, complete the reserve report and related feasibility study and create a comprehensive mine plan.

There is also ongoing exhaustive metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching. The Company, through this testing determined that a mill should be increase overall metal recovery.

The exploration drilling program, which is heavily dependent on funds availability, commenced in December 2007. The Company is scheduled to continue with the exploration drilling program throughout 2008 and plans to complete the first one hundred hole drilling phase by the end of December 2008. . To date, 89 holes have been drilled.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during the first half of 2009. In order to resume production, the Company must complete a reserve report certified by a qualified third party; complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet and related assets.

There are also risks involved in the fact that one individual and his affiliates, as of September 30, 2008, beneficially own in excess of 22% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $8,833,614 at September 30, 2008, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Results of Operations and Operational Plan

Our Comstock Lode Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. In November 2005, we retained mining engineer Jim Golden, who became our COO in 2006, to conduct a comprehensive review of all aspects of the Comstock Lode Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Furthermore, TechBase of Colorado, with the help of our consultants, is expected to complete a detailed mine plan and a reserve report for the Comstock Lode Project in the fourth quarter 2008 or first quarter 2009. We believe that these steps coupled with our exploratory drilling of the Hartford Complex will improve our overall performance at the Comstock Lode Mine.

We had planned to commence our exploratory drilling program in mid 2007 if capital resources allowed; however, due to insufficient funds, this was delayed until the December 2007. In late 2007, we retained Dwight Juras, Ph. D. geologist, to assist in overseeing our exploration program at the Comstock Lode Mine and in the Comstock Lode district. Mr. Juras has over thirty years of diverse geological and exploration experience in the mining industry. He has worked for several major mining companies. We have allocated a budget of $2,000,000 to explore and develop our claims at the Comstock Lode Project. Exploratory drilling started in late 2007 and is scheduled to continue throughout 2008. Initial drilling has been in the Hartford Complex, and drilling consists of surface mine drilling down to a depth of 400 feet and covers approximately 40 acres. We intend to target our exploration toward expanding our mineralized material inventory at our Hartford Complex property in the Comstock Lode District and toward developing new mineral properties in the Comstock. The successful location of additional mineralized material on the existing property would allow us to expand the size and the lifespan of the Comstock Lode mining project, exclusive of new property acquisitions. It is our belief that we possess an advantage with our status as likely the only heap leach gold mining permit holder in the area. This permit is relatively difficult to obtain, and it is one that we can expand to include new areas in the event we locate and wish to process new deposits.

Among the exploration and business development activities that are in process:

·	Ore body delineation

·	Reserve definition

·	Completion of drilling and reserve report

·	Development of comprehensive mine plan from exploration results

·	Increase of ore reserves

·	Augment ability to mine and operate at more efficient levels

·	Intent to resume mine operations after completion of the reserve report and the comprehensive mine plan.

·	Expansion of existing footprint in the Comstock region (which was largely accomplished through the in process DWC and Sutro Tunnel transactions)

Expansion of team of experts to study geology and metallurgy, as well as develop mine plan, define reserves and complete initial reserve report

Secure funds to complete drilling

The Company hired Orbit Garant Drilling to perform exploration and developmental drilling at the Comstock project, and four holes were drilled by the end of December, with third party laboratory testing yielding encouraging ore grades from samples tested from the first four holes. The Company also hired two mining engineers and a Ph. D. geologist as consultants to its team to further augment its expertise in all facets of mining, including metallurgy. In order to fund its exploration efforts, the Company, since early December 2007, has raised in excess of $4,650,000 (of which $4,150,000 has been funded as of September 30, 2008) in capital to finance the exploratory drilling.

First Nine Months of 2008 Developments

The Company has drilled a total of 89 holes in its 100 hole Phase 1exploratory program through October 2008 at the Hartford Complex. The purpose of this program is to define the boundaries of the ore bodies and to produce a comprehensive reserve report and mine plan by the end of the 2008 calendar year. The total estimated cost of this plan is $2,000,000 of which $1,357,000 has been expended to date. As of September 30, 2008, $1,500,000 has already been received of the total $2.5 million committed by a related party in new loans to us through the end of 2008.  Initial report results are encouraging. The initial resource report released in September after obtaining 3rd party assays on 38 drill holes completed to date plus assay results from 450 holes from prior drill campaigns indicated a resource of 4,926,000 tons grading 0.080 ounces per ton gold containing 392,000 ounces at a cutoff grade of 0.030 ounces per ton. The resource is highlighted by 930,000 tons grading 0.209 ounces per ton gold containing 194,000 ounces of gold using 0.10 ounces per ton gold cutoff grade. A reserve report is expected to be completed during the fourth quarter of 2008 or first quarter 2009. The Company intends to expand the exploration program beyond the Hartford Complex in the fourth quarter of 2008.

All of the assays referenced herein and the data derived there from have been performed and analyzed by American Assay of Reno, Nevada, a laboratory independent of GoldSpring, utilizing industry standard analytical methods.

In addition to the drilling program, the Company is continuing to work on the completion of a comprehensive mine plan. The results of the drilling program, combined with the mine plan, will form the basis for a reserve report. The Company completed its initial resource report in the third quarter 2008. Completing the mine plan and the initial reserve report and obtaining the required funding are the key elements in the Company’s plan to return to production in 2009. In determining the optimum time to resume production, the Company will seek advice from its team of mining industry experts.

The Company continued to expand its footprint in the Comstock Lode in the first nine months of 2008. During the nine month period, the company acquired or staked approximately 71 new claims, bringing its total claims in the area to approximately 250. The average claim covers an area of 20 acres. In addition, the Company acquired mineral leases on 16 unpatented mineral claims, 6 patented mineral claims and 84 acres of mineral rights on private land. The Company intends to acquire additional properties and claims in the Comstock Lode region through the remainder of 2008 if suitable financing can be arranged.

DWC Resources Acquisition

On August 13, 2008, Goldspring, Inc. (the “Company”) entered into a binding letter of intent to purchase certain property owned by DWC Resources, Inc. in Storey County, Nevada. The purchase price is $7,500,000, but is subject to adjustment pursuant to the results of a fairness opinion and/or appraisal to be obtained by the Company. The purchase price will be paid through issuance of a $7,500,000 promissory note which shall bear interest at the rate of 9% per year with quarterly interest payments due throughout the term of the note which is 5 years. The purchased assets include patented and unpatented lode mining claims owned by DWC Resources, Inc. in the Comstock Lode district. The letter of intent also provides for the payment of royalties ranging from 2% - 6% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to the party which sold the subject property to DWC Resources in 2007. There is also a commitment to expend a minimum of $250,000 per year on exploration by the Company for five years.

Sutro Tunnel Sublease

The Company simultaneously entered into a binding letter of intent to sublease the Sutro Tunnel Lease dated January 1, 2008 between Sutro Tunnel Co. and John Winfield or his nominee. The purchase price for the sublease is $2,000,000 (which is subject to adjustment upon receipt of a third party fairness opinion/appraisal) payable pursuant to the issuance of a $2,000,000 promissory note which shall bear interest at the rate of 9%per year with quarterly interest payments due throughout the term of the note which is 5 years. The letter of intent also provides for the payment of royalties ranging from 6% - 8% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to Winfield if Winfield provides an acceptable buyout of the Sutro property. The Company is also required to fulfill lessee’s obligations under the Sutro Tunnel Lease with regard to payment of royalties and exploration expenditures.

With the appointment of two new directors in the first quarter of 2008 (Rob Faber, the Company’s CEO, and Scott Jolcover, a former Company employee with significant mining experience in the region), the Company commenced the task of rebuilding its Board, which lost several independent Directors in early 2007. The Company further complemented its Board by the third quarter appointments of independent directors, Jonathan Jaffrey and Robert Reseigh. Mr. Jaffrey’s strong financial background and Mr. Reseigh’s strong mining background greatly augment the expansion in depth of expertise on the Board and with their appointments; the Board is now comprised of a majority of independent directors.

In early March 2008, the Company appointed a new metallurgical team with resources and expertise geared toward efficiency maximization in anticipation of recommencement of production, which was scheduled for the second half of 2008 and due to funding delays, which have been remedied, is scheduled to commence in 2009. The Company secured $4,500,000 in half of 2008 for further drilling and general corporate expenses and $150,000 in the third quarter of which $4,150,000 has been funded as of September 30, 2008 with the balance being funded by the end of calendar year 2008.

The Company was also successful in extending several notes with Longview Fund, LP. On September 30, 2008, Longview extended the maturity date on three promissory notes issued to it by either the Company or its subsidiary, Plum Mine Special Purpose, LLC (“Plum Mine”), to September 30, 2010, with a principal amount totaling approximately $1.0 million.

Comparative Financial Information

Below we set forth a summary of comparative financial information the three months and nine months ended September 30, 2008 and 2007.

Comparative Financial Information

Three Months Ended September 30, 2008

	Quarter ended September 30, 2008	Quarter ended September 30, 2007	Difference
Revenue	$—	$804	$(804)

Depletion and amortization	60,000	81,688	(21,688)

Reclamation, Exploration and Test Mining Expense	974,430	127,882	846,548

General and Administration	429,767	24,237	405,530

Consulting and Professional Service	83,026	44,021	39,005

Derivative Change in fair value	—	(75,103)	(75,103)

Interest Expense	723,698	775,082	(51,384)

Other, net	—	—	—

Net Loss	$(2,270,921)	(977,003)	$1,292,310

During the first quarter 2007, we decided to temporarily cease mining operation allowing us to focus on delineating the ore body and exploratory drilling. Mining activities continue to be suspended and thus there were no precious metals sold during the third quarter 2008.

Test Mining Expenses in the three months ended September 30, 2008 were $846,548 more than in the three months ended September 30, 2007. The expense increase reflects our exploratory drilling program which commenced in December 2007.

General and administrative expenses for the three months ended September 30, 2008 were $405,530 more than for the three months ended September 30, 2007. The increase in G&A reflects the impact of the implementation of SFAS (Statement of Financial Accounting Standards) No. 123R Share Based Compensation, specifically the stock options granted to the directors and a stock grant to an employee of the Company.

Consulting and professional service fees were $39,005 more for the three months ended September 30, 2008 than for the three months ended September 30, 2007. The increase is mainly due to an increase in accounting and legal fees.

Derivative Change in fair value for the three months ended September 30, 2008 was $75,103 less than for the three months ended September 30, 2007. This decrease is due to quarterly adjustment of embedded derivatives.

Interest expense for the three months ended September 30, 2008 was $51,384 less than for the three months ended September 30, 2007. This variance reflects the issuance of additional lower interest bearing notes and the Longview July 2006 amended and restructured note bears interest at a lower rate. At September 30, 2008, our Company had approximately $15,194,440 of outstanding debt bearing an average interest rate of 19%, and at September 30, 2007, our Company had approximately $13,573,211 of outstanding debt bearing an average interest rate of 23%.

Nine Months Ended September 30, 2008

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Difference
Revenue	$—	$350,595	$(350,595)

Depletion and amortization	180,000	225,578	(45,578)

Reclamation, Exploration and Test Mining Expense	2,415,831	670,950	1,744,881

General and Administration	1,532,774	304,366	1,228,408

Consulting and Professional Service	141,985	180,666	(38,681)

Derivative Change in fair value	130,604	(335,995)	466,599

Interest Expense	2,053,008	2,379,383	(326,375)

Other, net	(551,907)	—	(551,907)

Net Loss	$(5,902,295)	(3,074,353)	$2,827,942

During the nine months ended September 30, 2008, we did not sell any precious metals compared to 536 ounces of gold, at an average price $650, that was sold during the nine months ended September 30, 2007. During the January 2007, we decided to temporarily cease mining operation allowing us to focus on delineating the ore body and exploratory drilling. Mining activities continue to be suspended, until we complete our exploratory drill program at the Hartford Complex and we complete our resource report and our mine plan. We anticipate mine production to begin during 2009.

Test Mining Expenses in the nine months ended September 30, 2008 were $898,333 more than in the nine months ended September 30, 2007. The expense increase reflects our exploratory drilling program which commenced in December 2007.

General and administrative expenses for the nine months ended September 30, 2008 were $1,228,408more than for the nine months ended September 30, 2007. The increase in G&A reflects the impact of the implementation of SFAS (Statement of Financial Accounting Standards) No. 123R Share Based Compensation, specifically the stock options granted to the officers and directors of the Company and the stock grant given to the Company’s outside directors and a Company employee.

Consulting and professional service fees were $38,681 less for the nine months ended September 30, 2008 than for the nine months ended September 30, 2007. The decrease is mainly due to the settlement of the N.A. Degerstrom litigation in December 2007.

Derivative Change in fair value for the nine months ended September 30, 2008 was $466,599 more than for the nine months ended September 30, 2007. This increase is due to our quarterly review of embedded derivatives.

Interest expense for the nine months ended September 30, 2008 was $326,375 less than for the nine months ended September 30, 2007. This variance reflects the issuance of additional lower interest bearing notes and the Longview July 2006 amended and restructured note bears interest at a lower rate. At September 30, 2008, our Company had approximately $15,194,440 of outstanding debt bearing an average interest rate of 18%, and at September 30, 2007, our Company had approximately $13,573,211 of outstanding debt bearing an average interest rate of 23%.

Other, net for the nine months ended September 30, 2008 was $655,907 less than in the nine months ended September 30, 2007. This amount primarily reflects adjustments to debt obligations.

Liquidity and Capital Resources

We are actively seeking additional capital to meet our working capital needs and to grow our business. We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2007, we raised an aggregate of $1,700,000 through three financing transactions. In the first nine months of 2008, we completed additional financing transactions, which provided us with $4,150,000 in net funding. We have also have commitments $500,000 of additional net funding for the fourth quarter of 2008. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Plum Mine location at which there is currently no production. We do not anticipate recommencing mining activities until the first or second quarter of 2009, so we will be dependent upon third party and related party financings for working capital until at least the third quarter of 2009. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-KSB for the year ended December 31, 2007, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At the date of filing, we have specific commitments for additional financing for up to $500,000 from a related party; however, we have no further financing commitments above the $500,000, and additional capital will be necessary to implement our revised business plan. We are diligently seeking additional sources of funding. Additionally, without additional funding, it is unlikely that we will be able to remain in operation long enough to have the time necessary to fully implement the business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the significant deficiencies in our internal control over financial reporting described below, which we do not believe to be material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

Management's assessment of the effectiveness of our internal control over financial reporting is for the year ended December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

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

We have identified conditions as of September 30, 2008 that we believe are significant deficiencies in internal controls that include: 1) a lack of segregation of duties in accounting and financial reporting activities; and 2) the lack of a sufficient number of qualified accounting personnel. We previously had added a clerk to assist with duties; however, we do not believe this is sufficient to remedy the deficiencies. We are currently seeking to add an outside consultant to assist with CFO and controller - level duties, and intend to retain such a consultant by December 31, 2008. We believe that the presence this additional qualified accounting personnel will allow us to effectively correct the lack of segregation of duties in accounting and financial reporting activities.

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

There have been no changes during the quarter ended September 30, 2008 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

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

At September 30, 2008, we had outstanding 3,276,118,830 shares of common stock. In addition, we had outstanding convertible notes and various common stock purchase warrants. At September 30, 2008, these notes and warrants were convertible into or exercisable for a total of approximately 1.3 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

Pursuant to the November 27, 2006 Executive Employment Agreement with Robert T. Faber, its CEO, and Mr. Faber was issued 80,000,000 stock options at an exercise price of $.01119 on January 9, 2008. The stock options have an expiration date of January 8, 2018.

In March 2008, a consultant was issued a total of one million shares, valued at $10,000 or $0.01 per share, for services performed.

In March 2008, Dennis Anderson, the Company’s senior engineer, was issued a total of one million of our unregistered shares, valued at $18,690 or $0.01869 per share, for services performed. In August 2008, Mr. Anderson, pursuant his employee agreement, was awarded 1.5 million unregistered shares valued at $66,000 or $0.044 per share for achieving various milestones.

Pursuant to an agreement in late 2007, a vendor in March 2008 was issued 2,434,892 shares valued at $9,740 or $0.004 per share, for computer modeling software.

During the second quarter 2008, Goldspring raised $500,000 through a private placement to accredited investors. In consideration we issued 40,000,000 shares of our unregistered Common Stock at $0.015 per share purchase price and 40,000.000 warrants.  The warrants have an exercise price of $.02 and a term of six years. The proceeds from this private placement were used to fund exploratory drilling and for general working capital.

On July 18, 2008, Goldspring raised $150,000 through a private placement to accredited investors. In consideration we issued 10,000,000 shares of our unregistered Common Stock at $0.015 per share purchase price.  The proceeds from this private placement were used to fund exploratory drilling and for general working capital.

During the nine month period ended September 30, 2008, 3,866,667 unregistered common shares, valued at $79,558 or an average of $0.021 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

In May 2008, a vendor was issued 5.53 million shares valued at $88,480 or $0.016 per share, for services.

In August 2008, Mr. James Golden, the Chief Operating Officer, exercised 10,000,000 stock options at a price of $0.0525. Mr. Golden elected the cashless exercise method and thus received a total of 8,165,714 unregistered shares of our common stock. As of the date of this report, Mr. Golden has not sold any of these shares.

In August 2008, a vendor was issued 136,704 shares valued at $2,616 or $0.019 per share, for services.

On October 1, 2008, our four independent directors were each awarded 3 million stock options with an exercise price of $0.02. These options will vest equally over the next 8 quarters. The stock options have an expiration date of September 30, 2018.

In October 2008, a vendor was issued 500,000 shares valued at $10,000 or $0.02 per share, for services.

Item 3. Defaults Upon Senior Securities

As of September 30, 2008, the Company is in default of the terms on several outstanding notes payable with two its note holders with principal balance due of $8,729,987 and accrued interest of $2,477,979. Mr. Winfield and his affiliates account for $8,729,987 of principal and $2,462,183 of interest of the aforementioned amounts. Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Consolidated Balance Sheet as of September 30, 2008(Unaudited)

Consolidated Statement of Operations for the three-month periods ended September 30, 2008 and 2007 (Unaudited)

Consolidated Statement of Cash Flows for the three-month periods ended September 30, 2008 and 2007 (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended September 30, 2008:

Current Report of Form 8-K filed on August 15, 2008
Current Report of Form 8-K filed on September 9, 2008
Current Report of Form 8-K filed on September 9, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: November 10, 2008	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	Chief Financial Officer

APPENDIX A

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

Gold Grade
Drill Hole		(ounces per ton	Silver Grade
Number	Intercept in Feet	Au)	(ounces per ton Ag)

56	90’-105’ 135’-155’ 270’-425’	.018 .023 .017	.43 .06 .18
55	435’-445’ 750’-765’	.191 .070	.1 .04
54	345’-355’ 385’-410’ 450’-605’	.104 .016 .026	.17 .05 .02
53	315’-355’ 450’-470’ 505’-520’ 635’-675’	.043 .033 .048 .022	.93 .08 .23 .09
52	0’-25’ 225-260’	.018 .033	.69 .13
51	70’-90’ 120’-170’ 190’-255’ 290’-325’	.046 .120 .022 .015	.16 .52 .35 1.13
50	55’-120’ 175’-295’	.041 .024	.23 .46
49	0’-50’ 155’-275’ Bottom in ore @ 275’	.128 .068	.43 .83
48	0’-50’ 165’-290’ 310’-355	.018 .025 .119	.73 .15 .37
47	0’-90’	0.041	0.86
46	0’-85’	0.040	0.81
45	0’-15’ 105’-115’ 220’-305’ 325’-350	0.012 0.019 0.058 0.031	0.50 0.06 0.46 0.07
44	90’-95’ 165’-255’ 255’-345’	0.257 0.012 0.077	1.64 0.08 0.82
43	215’-275’ 230’-235’ 345’-430’ 355’-370’	0.172 1.559 0.064 0.242	1.19 6.35 0.06 0.20

42	335’-410’	0.010	0.43
41	615’-715	Low grade ore	Low grade ore
40	10’-25’ 135’-155’ 185’-270’ 295’-405’ 540’-560’	0.030 0.137 0.015 0.037 0.025	0.17 0.61 0.04 0.61 0.31
39	210’-260’ 235’-240’ 325’-340’	0.238 1.937 0.043	0.16 0.70 0.68
38	0’-120’ 120’-170’ 170’-210’	0.031 0.009 0.04	0.43 0.37 1.00
37	0’-20’ 60’-170’ 190’-235’ 400’-425’	0.087 0.025 0.031 0.021	0.83 0.38 0.73 0.35
36	0’-155’	0.032	0.53
35	95’-110’ 175’-195’ 205’-255 285’-315’ 330’-400’ 410’-520’ 585’-625’	0.191 0.019 0.044 0.025 0.025 0.173 0.010	0.18 0.20 0.31 0.08 0.09 1.08 0.04
34	0’-15’ 170’-190’ 320’-380’ 400’-420’ 465’-560’	0.030 0.033 0.026 0.016 0.014	0.63 0.16 0.16 0.35 0.52
33	0’-10’ 195’-205’ 305’-335’ 365’-420’ 540’-550’	0.055 0.025 0.021 0.029 0.020	0.95 0.12 0.41 0.58 0.44
32	0’-15’ 30’-40’ 160’-170’ 240’-250’ 310’-325’ 365’-380’ 395’-420’	0.019 0.05 0.025 0.045 0.015 0.025 0.025	0.16 0.21 0.72 0.08 0.50 0.02 0.02
31	0’-60’ 195’-265’ 295’-315’ 420’-460’ 555’-585’	0.039 0.026 0.019 0.020 0.017	0.27 0.33 0.25 0.15 0.74
30	0’-15’ 225’-370’ 390’-420’ 575’-635’	0.053 0.041 0.014 0.080	1.67 0.12 0.06 0.52

29	0’-55’ 280’-350’ 375’-410’ 570’-630’	0.037 0.017 0.060 0.020	0.63 0.31 0.22 0.89
28	0’-15’ 405’-485’ 495’-570’ 600’-640’	0.040 0.113 0.017 0.078	0.63 2.09 0.19 0.32
27	0’-15’ 65’-210’ 255’-290’ 310’-410	0.023 0.083 0.051 0.020	0.78 0.63 0.60 0.65
26	0’-20’ 140’-150’ 175’-255’ 315’-495’	0.044 0.063 0.044 0.040	0.94 0.56 0.38 1.13
25	0’-25’ 240’-375’ 395’-435’	0.025 0.065 0.029	0.88 0.41 0.69
24	0’-60’ 135’-150’ 165’-230’ 315’-330’ 525’-595’	0.033 0.034 0.029 0.014 0.015	0.80 0.06 0.50 0.09 0.14
23	0’-25’ 150’-235’ 285’-420’	0.052 0.103 0.022	0.64 0.54 1.03
22	75’-235’ 260’-300’	0.058 0.030	0.78 1.04
21	0’-20’ 30’-40’ 70’-140	0.012 0.134 0.040	0.24 1.57 0.43
20	210’-305’	0.046	0.61
19	70’-75’ 390’-395’	0.013 0.015	0.04 0.04
18	0’-45’ 140’-180’ 205’-230’	0.010 0.045 0.013	0.13 0.63 0.56
17	0’-40’ 260’-265’	0.010 0.022	0.29 1.63
16	60’-130’	0.031	0.50
15	290’-300’	0.088	0.07
	385’-535	0.047	0.07
	555’-755’	0.032	0.25
14	10’-25’	0.054	1.74
	115’-320’	0.118	1.32
	325’-365’	0.029	3.53
13	10’- 40’	0.034	0.72
	55’-80’	0.109	0.75
	210’-225’	0.082	0.08
	290’-330	0.091	0.23
12	0’-70’	0.025	0.34

11	0’-60’	0.012	0.18
	445’-460’	0.062	0.14
10	175’-265’	0.043	0.47
	285’-350’	0.076	1.28
09	20’-400’	0.109	0.66
08	40’-55’	0.037	0.17
	85’-150’	0.060	1.04
07	15’ - 185’	0.068	1.5
06	35’-55’	0.029	1.27
	120’-130’	0.164	1.19
	135’-215’	0.033	0.29
	245’-275’	0.037	1.29
	275’-325’	0.003	1.71
05	30’-65’	0.038	0.90
	120’-265’	0.045	1.27
04	50’-60’	0.006	0.09
03	55’-90’	0.031	0.81
02	160’ - 275’	0.074	0.69
01	65’ - 135’	0.052	0.64