Form 10KSB/A
period 2007-12-31
GOLDSPRING INC
filed 2008-11-21
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Comstock Lode Project

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

Humboldt
Winnemucca
Elko
Elko
Washoe
Pershing
Big Mike Project
Lander
Eureka
Reno
Churchill
White Pine
Storey
Virginia City
Comstock Project
Carson City
Como Comet Project
Lyon
Douglas
Mineral
Nye
Esmeralda
Lincoln
Las Vegas
Clark
Detail of project areas near Virginia City
Storey
Washoe
Virginia City
Comstock Project
Lyon
Lyon County Placers
Carson City
Como Comet Project
Douglas
Legend
Big Mike Project
Como Comet Project
Comstock Project
Lyon County Placers
Cities
Carson City
State of Nevada
0
25
50
75
100
Miles
N
Map updated Oct. 30, 2008

OBESTOR LEASE:

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

Obestor Patented Claims:

Claim Number	Claim Name	Position	Land Status	Acres
50	Echo Lode	Lease	Private Land	7
67	St. Louis PT	Lease	Private Land	7
95	Green Lode	Lease	Private Land	11
140	Lucerne Lode	Lease	Private Land	8
5011	Billie the Kid	Lease	Private Land	18

DONOAN LEASE:

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

Donovan Patented Claims:

Claim Number	Claim Name	Position	Land Source	Acres
84	Tarto Lode	Lease	Private Land	1
86	Hartford	Lease	Private Land	14
1723	Succor Lode	Lease	Private Land	6
3760	Olympia	Lease	Private Land	6
4728	Hardluck	Lease	Private Land	6
4728	Friendship	Lease	Private Land	7
4728	Brown Lode	Lease	Private Land	8
	Niagra Mining Claim	Lease	Private Land	3
1066	S. Comstock Mining Claim	Lease	Private Land	12

Donovan Unpatented Claims:

Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC416049	Big Mike	4/7/1987	Donovan	Lode	Lease	BLM	20
NMC416048	Cliff House Fraction	4/7/1987	Donovan	Lode	Lease	BLM	4
NMC416043	Echo St. Louis Fraction	4/7/1987	Donovan	Lode	Lease	BLM	.30
NMC416041	Green St. Louis Fraction	3/41987	Donovan	Lode	Lease	BLM	7
NMC676492	Hartford Lucerne Fraction	4/7/1987	Donovan	Lode	Lease	BLM	0.9
NMC416040	Hartford South Extension	4/7/1987	Donovan	Lode	Lease	BLM	3
NMC416042	Hartford St. Louis Fraction	4/7/1987	Donovan	Lode	Lease	BLM	6.5
NMC416044	Justice Lucerne Fraction	4/7/1987	Donovan	Lode	Lease	BLM	1.7
NMC416046	Justice Woodville Fraction	4/7/1987	Donovan	Lode	Lease	BLM	3.1
NMC416047	New Deal Fraction	4/7/1987	Donovan	Lode	Lease	BLM	12
NMC416045	South Comstock St. Louis	4/7/1987	Donovan	Lode	Lease	BLM	1
NMC416033	Vindicator #8	4/61987	Donovan	Lode	Lease	BLM	20.7

In addition to the mineral leases, we hold 62 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. As of December 31, 2007, the outstanding balance of the note was $250,000.

Unpatented Mineral Claims:

Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC821729	Comstock #1	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821739	Comstock #11	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821740	Comstock #12	10/16/2000	GSPG	Lode	Fee	BLM	20.6
NMC821741	Comstock #13	12/1/2000	GSPG	Lode	Fee	BLM	20.6
NMC821742	Comstock #14	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821743	Comstock #15	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821744	Comstock #16	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821745	Comstock #17	12/1/2000	GSPG	Lode	Fee	BLM	20.7
NMC821746	Comstock #18	12/1/2000	GSPG	Lode	Fee	BLM	13.8
NMC821730	Comstock #2	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821731	Comstock #3	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821735	Comstock #7	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821736	Comstock #8	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821737	Comstock #9	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821492	Comstock #115	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821493	Comstock #116	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821494	Comstock #117	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821495	Comstock #118	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821496	Comstock #119	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821497	Comstock #120	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821498	Comstock #121	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821499	Comstock #122	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821500	Comstock #123	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821501	Comstock #124	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821502	Comstock #125	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821503	Comstock #126	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821504	Comstock #127	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821505	Comstock #128	4/8/2004	GSPG	Lode	Fee	BLM	13.8
NMC821506	Comstock #129	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821507	Comstock #130	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821508	Comstock #131	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821509	Comstock #132	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821510	Comstock #133	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821511	Comstock #134	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821512	Comstock #135	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821513	Comstock #136	7/1/2004	GSPG	Lode	Fee	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC821514	Comstock #137	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821515	Comstock #138	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821516	Comstock #139	7/1/2004	GSPG	Lode	Fee	BLM	14.4
NMC821517	Comstock #140	7/1/2004	GSPG	Lode	Fee	BLM	18.3
NMC821518	Comstock #141	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821519	Comstock #142	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC965375	Ghost #1	9/30/2007	GSPG	Load	Fee	BLM	20.7
NMC965384	Ghost #10	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965385	Ghost #11	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965376	Ghost #2	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965377	Ghost #3	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965378	Ghost #4	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965379	Ghost #5	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965380	Ghost #6	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965381	Ghost #7	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965382	Ghost #8	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965383	Ghost #9	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC810323	Lee #2	11/31/1999	GSPG	Lode	Fee	BLM	19.8
NMC810324	Lee #3	11/31/1999	GSPG	Lode	Fee	BLM	20.7
NMC810321	Lee #5	11/31/1999	GSPG	Lode	Fee	BLM	19.4
NMC814553	Lee #8	1/29/2000	GSPG	Lode	Fee	BLM	19.5
NMC814554	Lee #9	1/29/2000	GSPG	Lode	Fee	BLM	19.2
NMC555211	Overlap #3	4/24/1989	GSPG	Lode	Fee	BLM	3.0
NMC704516	Overman #1	8/27/1994	GSPG	Lode	Fee	BLM	1.0
NMC884216	Plum	11/19/2004	GSPG	Lode	Fee	BLM	20.4
NMC705983	Woodville Extension	8/10/1994	GSPG	Lode	Fee	BLM	1.0
NMC17092	Como Comet 1	8/28/1976	GSPG	Lode	Fee	BLM	21.0
NMC17093	Como Comet 2	8/28/1976	GSPG	Lode	Fee	BLM	21.0
NMC4439	Como Comet 3	4/26/1977	GSPG	Lode	Fee	BLM	21.0
NMC4440	Como Comet 4	4/26/1977	GSPG	Lode	Fee	BLM	21.0
NMC6121	Como Comet 6	4/30/1977	GSPG	Lode	Fee	BLM	21.0
NMC6122	Como Comet 7	5/15/1977	GSPG	Lode	Fee	BLM	21.0
NMC6123	Como Comet 8	5/15/1977	GSPG	Lode	Fee	BLM	21.0
NMC6124	Como Comet 9	5/15/1977	GSPG	Lode	Fee	BLM	21.0

Comstock Project Lode Claims as of 2007
0 600 1,200 1,800 2,400
Feet
1:12,000 Scale
Map updated Nov. 17, 2008
Legend
Donovan Claims
Obester Claims
Comstock Lode Claims
Gold Hill
Silver City
American Flat
Yellow Jacket Shaft
Overman Pit
Caledonia Mine
Knickerbocker Mine
Alta Shaft
Woodville Shaft
Succor Mine
South Comstock Mine
Vulcano Mine
Justice Woodville Frac
Justice Lucerne Frac
Hartford Lucerne Frac
Hartford St. Louis Frac
Echo St Louis Frac
Hartford St Louis Frac (east)
Cliffhouse Frac
Big Mike
Vindicator 8

PINE NUT MOUNTAINS
TRANS LINE
PROSPECTS
PROSPECT
ADIT
TAILINGS POND
STRIP MINE
Como Comet #1
Como Comet #2
Como Comet #3
Como Comet #4
Como Comet #6
Como Comet #7
Como Comet #8
Como Comet #9
Como Claims
Lyon County as of 2007
0 670 1,340 2,010 2,680 Feet
1:12,000 Scale
Map updated Oct. 30, 2008
N
Legend
Como Claims

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

Lyon County Unpatented Placer Claims:

Serial #	Claim Name	Location Date	Type	Lease Holder	Position	Land Source	Acres
NMC677117	Harlesk #1	3/8/1993	Placer	GSPG	Fee	BLM	4.4
NMC677118	Harlesk #2	3/8/1993	Placer	GSPG	Fee	BLM	19.7
NMC677119	Harlesk #3	3/8/1993	Placer	GSPG	Fee	BLM	17.8
NMC677120	Harlesk #4	3/8/1993	Placer	GSPG	Fee	BLM	4.5
NMC677121	Harlesk #5	3/8/1993	Placer	GSPG	Fee	BLM	20.1
NMC677122	Harlesk #6	3/8/1993	Placer	GSPG	Fee	BLM	17.7
NMC677123	Harlesk #7	3/8/1993	Placer	GSPG	Fee	BLM	20.3
NMC677124	Harlesk #8	3/8/1993	Placer	GSPG	Fee	BLM	17.4
NMC677125	Harlesk #9	3/8/1993	Placer	GSPG	Fee	BLM	18.9
NMC677126	Harlesk #10	3/8/1993	Placer	GSPG	Fee	BLM	19.9
NMC872176	Harlesk #100	4-19-2004	Placer	GSPG	Fee	BLM	21.0
NMC872177	Harlesk #101	4-19-2004	Placer	GSPG	Fee	BLM	21.2
NMC872178	Harlesk #102	4-19-2004	Placer	GSPG	Fee	BLM	21.0
NMC872179	Harlesk #103	4-19-2004	Placer	GSPG	Fee	BLM	20.8
NMC99064	SD Placer	9/30/1967	Placer	GSPG	Fee	BLM	42.3
NMC99065	DS Placer	9/30/1967	Placer	GSPG	Fee	BLM	82.1
NMC99066	Trio Claims	9/30/1967	Placer	GSPG	Fee	BLM	41.5
NMC99067	Gold Star Placers	7/18/1972	Placer	GSPG	Fee	BLM	81
NMC99068	Badger Placer	8/13/1966	Placer	GSPG	Fee	BLM	21.0
NMC99072	EZ Placer	2/6/1970	Placer	GSPG	Fee	BLM	40.2
NMC99075	Nugget Placer	9/1/1959	Placer	GSPG	Fee	BLM	80.0
NMC99076	Star Placer	11/12/1966	Placer	GSPG	Fee	BLM	41.1
NMC99078	Stans Placer	9/2/1969	Placer	GSPG	Fee	BLM	80.3
NMC99079	Stangs Placer	10/15/169	Placer	GSPG	Fee	BLM	41
NMC99074	Mustang	9/6/1969	Placer	GSPG	Fee	BLM	38

Lyon County Placer Claims as of 2007
0 730 1,460 2,190 2,920 Feet
1:15,600 Scale
Map updated Oct. 30, 2008
Legend
Lyon County Placer Claims
Harlesk #2
Harlesk #3
Harlesk #5
Harlesk #6
Harlesk #7
Harlesk #8
Harlesk #9
Harlesk #10
Harlesk #100
Harlesk #101
Harlesk #102
Harlesk #103
Stangs Placer
Nugget Placer
Mustang Placer
Star Placer
Stans Placer
EZ Placer
SD Placer
DS Placer
Gold Star Placer
Trio Placer
Badger Placer
Dayton Mine
Grizzly Hill
Kossuth Mine
Alhambra Mine
Amazon
Gulch
Spring Valley
Gold Canyon
Daney Canyon
Tailings
Tailings Pond
Prospects
Pipeline
Trans Line
Ditch
Dayton Town
BM 4823
BM 4682
BM 4673
BM 4761

The “Big Mike” Copper Project

We own a 100% interest in the 17 unpatented lode claims and one placer claim covering a total of approximately 310 acres in Pershing County, Nevada that comprise the Big Mike Copper property. The Big Mike Copper property is located approximately 32 miles south of Winnemucca in Pershing County, Nevada. Access to this site is available by way of Grass Valley Road, a county maintained paved and gravel road, for 30 miles and then two miles on a BLM gravel road. The property is situated at an elevation of 5,000 to 5,500 feet. We have not completed any exploration activity or undertaken any geologic, engineering or economic studies on the Big Mike Copper property. The property includes an open pit, mineralized material in a stockpile, and waste dumps. As the site was previously mined, there are also roads and graded areas on the property. Two cased water wells with rights to two cubic feet per second are also present on the property.

At the end of September 2006, the Company entered into a ten year lease with a local company, controlled by a former GoldSpring director, for a 10 year lease of all of its mining claims for its Big Mike copper mine. The Lease calls for a $50,000 initial payment, to cover royalty payments due for the first two years of the lease term. Additionally, the lessee must pay Goldspring $75,000 when a production permit is awarded and $125,000 when commercial mining commences. Additionally, the lessee agrees to a work expenditure of $300,000 for environmental and engineering matters in the first thirty-six months of the lease. During the term of the lease, Goldspring will also receive a production royalty of between 3% and 5% of net returns from copper mining, dependent on the price of copper.

Serial #	Claim Name	Location Date	Type	Lease Holder	Position	Land Source	Acres
NMC-87482	Big Mike Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87483	Big Mike 4 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87484	Big Mike 6 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87485	Big Mike 7 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87486	Big Mike 9 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87487	Big Mike 10 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87488	Big Mike 11 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87489	Big Mike 12 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87490	Big Mike 16 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87491	Big Mike 20 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87492	Big Mike 24 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87493	Big Mike 30 Lode	6/18/1979	Lode	GSPG	Fee	BLM	20.7
NMC-87494	Big Mike Extension	7/27/1979	Lode	GSPG	Fee	BLM	17.7
NMC-87495	Big Mike Extension #1	7/27/1979	Lode	GSPG	Fee	BLM	17.7
NMC-87496	Big Mike Extension #2	7/26/1979	Lode	GSPG	Fee	BLM	17.7
NMC-87497	Brandi Placer	6/18/1979	Placer	GSPG	Fee	BLM	20.0
NMC-510111	Big Ron	7/26/1979	Lode	GSPG	Fee	BLM	20.0
NMC510112	Big Bruce	7/26/1979	Lode	GSPG	Fee	BLM	20.0

Big Mike and Related Claims
in Pershing County as of 2007
0 525 1,050 1,575 2,100
Feet
1:12,000 Scale
Map updated Oct. 30, 2008
Legend
Big Mike Claims
Brandi Placer Claim
Big Mike 30
Big Mike 24
Big Mike 20
Big Mike 16
Big Mike 12
Big Mike 9
Big Mike 6
Big Mike 4
Big Mike 10
Big Mike 7
Big Mike
Big Mike 11
Brandi Placer Claim
Big Mike Extension
Big Mike Extension #1
Big Mike Extension #2
Panther
TAILINGS
MINE
STOCK TANK
22
27
26
5349T
5054T
4984T
5028T
5483T
5200
5020
5000
5400

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

Among the exploration and business development activities that are in process:

•	Ore body delineation

•	Reserve definition

•	Completion of reserve report

•	Development of comprehensive mine plan from exploration results

•	Increase of ore reserves

•	Augment ability to mine and operate at more efficient levels

•	Intent to resume mine operations after completion of the 43101 reserve report and the comprehensive mine plan.

•	Expansion of existing footprint in the Comstock region

•	Expansion of team of experts to study geology and metallurgy, as well as develop mine plan, define reserves and complete reserve report

•	Secure funds to commence drilling

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

We sold 531,ounces of gold at an average price of $744 per ounce during the twelve-month period ended December 31, 2007 compared to gold sales of 2,116 ounces at an average price of $ 578 per ounce during the same period of 2006. In February 2007 the Company shutdown mining operation to focus on the geology and exploration drilling. Reclamation, Exploration and Test Mining Expenses were $ 1,512,017 less for the year ended December 31, 2007 than for the year ended December 31, 2006. The variance reflects the reduction in accrued contract mining liabilities of approximately $500,000 resulting from the December 2007 settlement with N.A. Degerstrom. In addition, this 2007expense decrease reflects the suspension of mining activity in February 2007. Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

	Quarter ended December 31, 2007	Quarter ended December 31, 2006	Difference
Revenue	$44,946	$263,908	$(218,962)

Reclamation, Exploration and Test Mining Expense	(197,356)	601,384	(798,740)

Consulting and professional	116,865	63,613	(53,252)

General and administrative	231,373	204,516	(53,252)

Interest Expense	486,729	681,769	(195,040)

Net Loss	$(644,665)	$(1,211,206)	$566,541

During the fourth quarter of 2007 we sold 74 ounces of gold at an average price of $607 per ounce compared to gold sales of 337 ounces at an average price of $ 545 per ounce during the same period of 2006. Reclamation, Exploration and Test Mining Expenses in the fourth quarter of 2006 were $787,740 less than the fourth quarter of 2006. The variance reflects the reduction in accrued contract mining liabilities of approximately $500,000 resulting from the December 2007 contract settlement with N.A. Degerstrom. In addition, the variance reflects the shutdown of mining since February 2007. As detailed above, our Company is an Exploration Stage enterprise and in accordance with Industry Guide 7 infrastructure expenditures such as haul roads, leach pads and start-up costs were expensed.

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

“Other - embedded derivatives” totaling $906,989 at December 31, 2007 represents the net debt discount resulting from the original determination of the fair value of the conversion feature (embedded derivative) included in the debt, net of periodic amortizations of interest expense. “Derivative liability” totaling $776,385 at December 31, 2007 represents the fair value of warrants and the conversion features (embedded derivatives).

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

Item 7. Financial Statements

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the significant deficiencies in our internal control over financial reporting described below, which we do not believe to be material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

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

Our former Chief Financial Officer became our Chief Executive Officer in September 2004. Our Company has not hired another individual to act as Chief Financial Officer. We believe the absence of a full-time Chief Financial Officer or Chief Accounting Officer has resulted in a significant deficiency with respect to the lack of qualified accounting personnel. We have been able to mitigate this deficiency by engaging outside consultants to assist the Company in its accounting activities, but believe that the only effective long-term solution to our accounting needs is to hire a qualified CFO. Due to our budgetary constraints and the small size of our company we are uncertain as to when we will be able to accomplish this. We estimate the annual cost of these remedial actions which include compensation, fees, additional insurance, board meetings, travel and record keeping costs to be approximately $60,000.

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

Stock Options

We did grant stock options to an officer in 2007. There were shares of common stock underlying unexercised stock options at December 31, 2007. This information is summarized hereinbelow.

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

Employment Agreements

Effective as of November 27, 2006, the Company entered into an Executive Employment Agreement with Robert T. Faber, its CEO. The Agreement carries a three year term from August 15, 2006 and is retroactive to that date. During the term of the Agreement, Mr. Faber’s base salary shall be $180,000 per year, with such increases as may be determined by the Company’s Compensation Committee, with a bonus not to exceed 50% of the base salary then in effect. Also pursuant to the Agreement, Mr. Faber shall be granted 80,000,000 stock options currently with exercise price per the terms of the Company’s 2006 Stock Option and Incentive Plan. The Company granted Mr. Faber the options on January 2008. In the case of a termination not for cause, Mr. Faber shall continue to receive his full base salary for a period of one year from date of termination and upon a sale of the Company, he shall receive a one time lump sum payment equal to 100% of his then in effect base salary, with all options vesting immediately.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)

Directors and Executive Officers:
Robert T. Faber (1) (2) (4)	1,990,000	0.1%
Jim Golden(1) (2)	10,000,000.4%
William Nance	0	0.0%

All directors and executive officers as a group (four persons)	11,990,000	0.5%

5% Shareholders:

Merriman Curhan Ford(5)	343,747,233	12.5%

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

(4)	Appointed as Director on January 17, 2008

(5)	Merriman Curhan and Ford’s address is 600 California Street, 9th Floor, San Francisco, California 94108.

Item 12.  Certain Relationships and Related Transactions

Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2)	Exhibits filed as part of this Report:

Exhibit Number	Exhibit
3.1	Borrower Security Agreement

23.1	Consent of Jewett, Schwartz Wolfe & Associates

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports filed on Form 8-K during the quarter ended December 31, 2007:

None.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2006 and December 31, 2007, are as follows:

	2006	2007
Audit fees	$37,500	$37,500
Audit-related fees	$11,700	$15,000
Tax fees	$10,000	$10,000
All other fees	$0	$0

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

Date: November 21, 2008

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert T. Faber
Robert T. Faber
President, Chairman and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 21, 2008

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

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida April 11, 2008

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	174,996
Prepaid expenses and other current assets	-
Deferred financing fees, net	185,417
Total Current Assets	360,413

PLANT, EQUIPMENT, AND MINERAL PROPERTIES

Mineral properties	1,619,837
Plant and equipment	411,040
Total property and equipment	2,030,877
Reclamation deposit	377,169
Other - embedded derivatives (See Note 14)	906,989
Total Assets	$3,675,448

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

December 31, 2007
CURRENT LIABILITIES
Accounts payable	305,638
Accrued expenses	683,575
Accrued liquidated damages	1,745,751
Accrued interest payable	3,205,813
Lease obligations	42,459
Convertible debentures	9,568,239
Promissory notes	3,575,000
Other notes payable & current portion of long-term debt	408,800
Total Current Liabilities	19,535,275

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term debt obligation, net of current portion	11,612
Derivative liability (See Note 14)	776,385
Long-term reclamation liability	553,190
Total long-term debt and other Long-term Liabilities	1,341,187

Total Liabilities	20,876,462

STOCKHOLDERS’ DEFICIT
C Common stock, $.000666 par value, 3,9500,000,000 shares authorized, and 2,743,508,248 shares issued and outstanding	1,827,177
Additional paid-in capital	12,969,210
Accumulated deficit - prior years	(27,940,045)
Accumulated deficit - current year	(4,057,356)
Total Stockholders’ Deficiency	(17,201,014)

Total Liabilities and Stockholders’ Deficiency	$3,675,448

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Revenue from gold sales, net	$395,541	$1,255,013
Cost and expenses
Costs applicable to sales (exclusive of depreciation and amortization shown separately below)	-	-
Depreciation and amortization	277,578	288,305
Reclamation, exploration and test mining expenses	473,594	1,985,611
General and administrative	535,739	573,683
Consultants and professional fees	297,531	468,951
	1,584,442	3,316,550
Operating Loss	(1,188,901)	(2,061,537)

Other Income (Expense):
Liquidated damages expense (See Note 11)	-	-
Gain on Sale of Fixed Assets	-	91,953
Other -Settlement Agreement	-	85,000
Derivative Change in Fair Value	-	247,477
Interest income	-	-
Interest expense	(2,868,455)	(2,779,420)
	(2,868,455)	(2,354,990)

Net Loss:	(4,057,356)	(4,416,527)

Net loss per common share - basic	(0.002)	(0.006)

Basic weighted average common shares outstanding (See Note 13)	1,590,580,692	701,486,485

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2007 and 2006

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Treasury Stock (at cost)	Accumutaled Deficit	Total

Balance - December 31, 2005,	325,047,122	$216,482	$5,398,330	(67)	$(23,524,302)	$(17,909,557)
Retirement of treasury shares	(100,000)	(67)	-	67	-	-
Common stock issued for debenture principal	433,316,756	288,589	4,321,082		-	4,609,671
Common stock issued for debenture interest	200,529,058	133,552	1,884,148		-	2,017,700
Other	146,004	97			-	97
Net loss	-	-	-	-	(4,416,527)	(4,416,527)
Balance - December 31, 2006,	$958,938,940	$638,653	$11,603,560	-	$(27,940,829)	$(15,698,616)
Liquidated damages	50,000,000	33,300	121,047			154,347
Common stock issued for debenture principal	898,776,970	598,585	846,362		-	1,444,947
Common stock issued for debenture interest	835,792,338	556,639	398,241		-	954,880
Other					784	784
Net loss	-	-	-	-	(4,057,356)	(4,057,356)
Balance, December 31, 2007	$2,743,508,248	$1,827,177	$12,969,210	$-	$(31,997,401)	$(17,201,015)

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

Note 13- Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is zero in all periods presented. For the years ended December 31, 2008 and December 31, 2007, there were approximately 2,059 million and 3,556 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the Twelve Months Ended Dec. 31,
	2008	2007
Weighted average number of common shares outstanding - basic	1,591	701
Dilution from convertible debt, stock options and warrants	2,059	3,556
Weighted average number of common shares outstanding - diluted	3,650	4,527

Note 14- Embedded Derivatives

“Other - embedded derivatives” totaling $906,989 at December 31, 2007 represents the net debt discount resulting from the original determination of the fair value of the conversion feature (embedded derivative) included in the debt, net of periodic amortizations of interest expense.

“Derivative liability” totaling $776,385 at December 31, 2007 represents the fair value of warrants and the conversion features (embedded derivatives).

Note 15 - Subsequent Events

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