Form 10-Q/A
period 2008-06-30
GOLDSPRING INC
filed 2008-11-21
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to Form 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-32429

GOLDSPRING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	1081 (Primary Standard Industrial Classification Code Number)	65-0955118 (I.R.S. Employer Identification No.)

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

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$370,085	$174,996
Other assets	164,583	185,417
Total current assets	534,668	360,413

Property and equipment, net of accumulated depreciation and amortization of $1,491,381 and $1,473,340, respectively
Mineral properties	1,361,547	1,619,837
Plant, equipment, mine development	309,081	411,040
Total plant, equipment, mine development, net	1,670,628	2,030,877

Reclamation deposit	377,169	377,169
Other - embedded derivatives	-	906,989
Total assets	$2,582,465	$3,675,448

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$404,607	$305,638
Accrued liabilities	265,200	2,429,326
Accrued interest payable	3,602,395	3,205,813
Lease obligations	25,646	42,459
Convertible debentures	8,597,966	9,568,239
Other notes, current portion of long-term debt	5,035,826	3,983,800
Total current liabilities	17,931,640	19,535,275

Long-term debt, less current portion	325,970	11,612
Derivative liabilities	-	776,385
Reclamation liabilities	553,190	553,190
Total long-term liabilities	879,160	1,341,187
Total Liabilities	18,810,800	20,876,462

Stockholders’ deficiency:
Common stock, $0.000666 par value; 3,950,000,000 shares authorized; 3,150,855,369 and 2,743,508,248 shares issued respectively	2,098,470	1,827,177
Additional paid-in capital	17,301,970	12,969,210
Accumulated deficit - prior years	(31,997,401)	(27,940,045)
Accumulated deficit - current year	(3,631,374)	(4,057,356)
Total stockholders’ deficiency	(16,228,335)	(17,201,014)
Total liabilities and stockholders’ deficiency	$2,582,465	$3,675,448

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Although the Company adopted SFAS No. 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS No. 159.

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

	June 30, 2008	June 30, 2007
Long-term Debt-Current Plum Mine	$10,826	$10,102
Long-term Debt-Current Seller Note	250,000	397,200
Long-term Winfield Debenture Current	-	-
Other Long-term Debt-Current	25,646	30,496
Total	$286,472	$437,798

Notes Payable- Equipment Financing - Continued

	June 30, 2008	June 30, 2007
Long-term Debt-non current Plum Mine	$5,970	$17,746
Long-term Debt-non current Seller Note	-	-
Long-term Winfield Debenture	320,000	-
Other Long-term Debt -Non-current	-	28,470
Total	$325,970	$46,216

Principal payments on other long-term debt related to equipment financing for the next four years are as follows:

2008 (July - Dec)	$31,466
2009	$10,976
2009	$-
2011 and thereafter	$-
Total	$42,442

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

Note 12. - Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is zero in all periods presented. For both the three and six months ended June 30, 2008, there were approximately 1,122 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. For the three and six months ended June 30, 2007, the amount of anti-dilutive shares were 12,036 million and 12,035 million, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding - basic	3,078	1,266	2,998	1,176
Dilution from convertible debt, stock options and warrants	1,122	12,036	1,122	12,035
Weighted average number of common shares outstanding - diluted	4,200	13,302	4,120	3,621

Note 13. Subsequent Events

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

We do not believe that these deficiencies constitute material weaknesses because of (i) additional accounting support through the office consolidation with Plum Mine and (ii) the use of outside consultants. During the quarter ended September 30, 2008, we established an audit committee composed of three board members, two of which can be considered independent board members.  We have also identified an audit committee member as a “financial expert”.  The audit committee intends to develop an audit committee charter, within the next six months.  To further enhance the effectiveness of our financial reporting, we have engaged the services of ProLianze Group, LLC to assist management in the preparation and review of its quarterly and annual public filings.  ProLianze Group provides consulting services to supplement the accounting and financial capabilities of smaller public companies.  We estimate the annual cost of these remedial actions which include compensation, fees, additional insurance, board meetings, travel and record keeping costs to be approximately $60,000.

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

GOLDSPRING, INC. (Registrant)

Date: November __, 2008	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	Chief Financial Officer