Form 10-K
period 2008-12-31
GOLDSPRING INC
filed 2009-04-15
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-32429

GOLDSPRING, INC.
(Exact name of registrant as specified in its charter)

Nevada	1081	65-0955118
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

P.O. Box 1118
Virginia City, NV 89440
(775) 847-5272
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.000666 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the 2,685,360,839 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2008 was $80,500,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 20, 2009
Common Stock	3,477,847,312

DOCUMENTS INCORPORATED BY REFERENCE

None

 TABLE OF CONTENTS

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A, “Description of Business - Risk Factors.”

PART I

Item 1. Business

Overview

We are a North American precious metals mining company, focused in Nevada, with land holding in the Comstock Gold-Silver District of Nevada. The Company has defined an initial resource at the Hartford deposit and has secured several of the key mining permits required to develop the project. The Company is currently engaged in an aggressive exploration program to define the extent of the Hartford Deposit, assess other key exploration targets on its large land package and push the project toward production. The high-grade nature of the bulk tonnage Hartford deposit and its favorable configuration has potentially positioned the Company to become a new gold-silver producer in the future.

In early 2007, we temporary closed our mining operation. This shutdown allowed the Company to focus on the geology to gain a comprehensive understanding of the mineralization at the Hartford complex at our Comstock project. The company commenced a drilling program in December 2007 to further delineate the ore body and to determine the most effective process for mining operations. The goal has been to define and map the ore body and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data.  There is also ongoing metallurgic testing to attempt to maximize recovery of the high grade fraction of the ore and to determine optimum size to continue heap leaching.

The exploration and developmental drilling program commenced at the Comstock project in mid December 2007 and continued throughout 2008.  The Company as of December 31, 2008 has drilled 130 holes at the Lucerne / Hartford Complex at its Comstock Project. The Company intends to continue the exploration drilling program throughout 2009; however, lack of adequate funding will impact the pace of the drilling program.

We are actively seeking financing to meet our working capital needs and fuel our growth. If we are unable to secure such financing, we may be unable to continue as a going concern.

The following table sets forth certain information regarding our current projects.

Name	Location	Type
Comstock Lode Gold and Silver Properties	Storey and Lyon County, Nevada	Gold and silver lode claims
Como	Lyon County, Nevada	Gold and silver lode claims
Gold Canyon	Lyon County, Nevada	Placer gold claims
Spring Valley	Lyon County, Nevada	Placer gold claims

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

Our Comstock exploration activities include open pit gold and silver test mining. As defined by SEC Industry Guide 7, we have not yet established any proven or probable reserves at this project. Therefore, all of our activities are considered test mining and exploratory in nature. Test mining at Plum commenced in the third quarter of 2004. We have not as yet explored or developed our Como claims. We also have not completed any exploratory activities on our Gold Canyon, Spring Valley, or Big Mike properties. We have not established reserves on any of these properties. Therefore, there can be no assurance that we will be able to produce sufficient gold to cover our investment and operating costs.

Employees

We approximately have 17 employees, including our managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our operation, including project evaluation, due diligence, and acquisition initiatives.

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

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plan for our Comstock project, we posted a surety bond in the amount of $1,106,882, of which $776,768 was in the form of a cash deposit and the balance was secured from a surety agent.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties. There may be competition for gold acquisition opportunities, some of which may involve other companies having substantially greater financial resources than we do.

Financing Events

•	In 2008, we financed operations through issuance of promissory notes and sales of our common stock, all in private placement transactions, which provided us with $5,520,000 in funding.

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

We have received a qualified report from our independent auditors

Our independent auditors report on our financial statements indicates that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern

Inability to raise sufficient funds to increase growth

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

We have invested capital in various mineral properties and projects in Nevada where we may not have conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry. Our mineral projects involve high risks because we have not invested substantial sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning, and economic analysis to the same extent that other mining companies might deem reasonable. Standard industry practice calls for a mining company to prepare a formal mine plan and mining schedule and have these documents reviewed by a third party specialist. We do not have a formal mine plan that has been reviewed by a third party specialist. Because we have not established proven or probable reserves, there can be no assurance that we will be able to produce sufficient gold to recover our investment and operating costs.

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

The cost of our exploration and acquisition activities is substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves established in the future.

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

Robert Faber, Chief Executive Officer, President and acting-Chief Financial Officer and Jim Golden, our COO, are important to our success. If either becomes unable or unwilling to continue in his present position, our business and financial results could be materially negatively affected.

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

At December 31, 2008 we had outstanding 3, 380,948,371 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At December 31, 2008, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 1.5 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

Item 2.  Properties

Comstock Lode Project

Location, Access, and Title to the Property

We own the following mineral exploration projects: The Comstock gold and silver exploration and test mining project and the Como mineral Claims. The Comstock project is located in Storey and Lyon Counties, Nevada. The Plum property is physically situated roughly three miles south of Virginia City, Nevada. Paved state highways from Reno, Carson City, and Virginia City provide access to the property. The Como mineral Claims are located in Lyon County, Nevada, approximately 15 miles east of Carson City, and have not been explored or developed by us.

Humboldt
Winnemucca
Elko
Elko
Washoe
Pershing
Big Mike Project
Lander
Eureka
Reno
Churchill
White Pine
Storey
Virginia City
Comstock Project
Carson City
Como Comet Project
Lyon
Douglas
Mineral
Nye
Esmeralda
Lincoln
Detail of project areas near Virginia City
Virginia City
Storey
Washoe
Comstock Project
Lyon County Placers
Lyon
Carson City
Como Comet Project
Douglas
0 3 6 9 12 Miles
Las Vegas
Clark
Legend
Big Mike Project
Como Comet Project
Comstock Project
Lyon County Placers
Cities
Carson City
State of Nevada
0 25 50 75 100 Miles
1 in = 34 miles
Map updated April 13, 2009

OCCIDENTAL LEASE:

Our property rights to the mineral properties consist of several mineral leases, unpatented mineral claims, and fee ownership of real property. We have a mineral exploration and mining lease agreement with Claire Obester, Jim Obester, Alan Obester, and Julian Smith dated May 1, 2008 covering mineral rights to six patented claims located in Storey County.  The lease remains in effect for 15 years as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We agree to spend $100,000.00 on drilling and associated costs within the first 36 months of the term.  We agree to pay $10,000.00 upon execution of the lease.  We pay a monthly rent to the lessor of $500 per month beginning April 2009 during the Exploration Term. During the Development Term we pay a royalty of $1000 a month or a royalty percentage on the amount received by us on the sale of the mineral products less the costs incurred for marketing, distribution, processing and sales, commonly referred to as a Net Smelter Return. The royalty percentage varies based on the price of gold: 2% if gold is less than $501 per ounce, 3% if gold is at least $501 per ounce but less than $801 per ounce, 4% if gold is at least $801 per ounce but less than $901 per ounce, 5% if gold is at least $901 per ounce but less than $1001, 6% if gold is at least $1001 per ounce but less than $1101 per ounce, 7% if gold is at least $1101 per ounce but less than $1201 per ounce, 8% if gold is at least $1201 per ounce but less than $1301 per ounce, 9 % if gold is at least $1301 per ounce but less than $1401 per ounce and 10% if gold is $1401 per ounce or greater. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Obester Patented Claims:
Claim Number	Claim Name	Position	Land Source	Acres
800-001-010	North Occidental	Purchase	Private	7.2
800-001-025	East North Occidental	Purchase	Private	12.2
800-001-021	Dean Parcel	Purchase	Private	11
800-001-024	South Occidental	Purchase	Private	20.6
800-001-068	Occidental	Purchase	Private	7.8
800-001-026	Edwards	Purchase	Private	17.8

BILLIE THE KID LEASE:

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

Obester Patented Claims:
Claim Number	Claim Name	Position	Land Source	Acres
800-001-009	Green	Purchase	Private	11
800-001-11	Echo Parcel	Purchase	Private	7
800-001-12	Lucerne	Purchase	Private	8
800-001-08	St. Louis Parcels	Purchase	Private	7
800-002-71	Billie the Kid	Purchase	Private	18

DONOVAN LEASE:

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

Donovan Patented Claims:
Claim Number	Claim Name	Position	Land Source	Acres
84	Tarto Lode	Lease	Private Land	1
86	Hartford	Lease	Private Land	14
1723	Succor Lode	Lease	Private Land	6
3760	Olympia	Lease	Private Land	6
4728	Hardluck	Lease	Private Land	6
4728	Friendship	Lease	Private Land	7
4728	Brown Lode	Lease	Private Land	8
125	Niagra Mining Claim	Lease	Private Land	3
1066	S. Comstock Mining Claim	Lease	Private Land	12

Donovan Unpatented Claims:
Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC416049	Big Mike	4/7/1987	Donovan	Lode	Lease	BLM	20
NMC416048	Cliff House Fraction	4/7/1987	Donovan	Lode	Lease	BLM	4
NMC416043	Echo St. Louis Fraction	4/7/1987	Donovan	Lode	Lease	BLM	.30
NMC416041	Green St. Louis Fraction	3/41987	Donovan	Lode	Lease	BLM	7
NMC676492	Hartford Lucerne Fraction	4/7/1987	Donovan	Lode	Lease	BLM	0.9
NMC416040	Hartford South Extension	4/7/1987	Donovan	Lode	Lease	BLM	3
NMC416042	Hartford St. Louis Fraction	4/7/1987	Donovan	Lode	Lease	BLM	6.5
NMC416044	Justice Lucerne Fraction	4/7/1987	Donovan	Lode	Lease	BLM	1.7
NMC416046	Justice Woodville Fraction	4/7/1987	Donovan	Lode	Lease	BLM	3.1
NMC416047	New Deal Fraction	4/7/1987	Donovan	Lode	Lease	BLM	12
NMC416045	South Comstock St. Louis	4/7/1987	Donovan	Lode	Lease	BLM	1
NMC416033	Vindicator #8	4/61987	Donovan	Lode	Lease	BLM	20.7

FRED GARRET LEASE:

We entered into a mineral exploration and mining lease agreement with the Fred Garret et al on April 1, 2008 covering one patented claim located in Storey, Nevada. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor of $250 per month or a 3% Net Smelter Return, which ever is greater. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Garrett Patented Claims:
Claim Number	Claim Name	Position	Land Source	Acres
114	Pride of Washoe	Lease	Private Land	25.25

LEDA RESOURCES LLC LEASE:

We have a mineral lease agreement with Leda Resources LLC dated March 15, 2008 covering 3 unpatented mining claims located in Storey and Washoe Counties.  The lease remains in effect for 20 years with automatic extensions so long as conditions of the lease are met.  We are responsible for payment and filing of Federal and State maintenance fees for any year in which this agreement is in maintained in good standing after June 1, 2008.  We are responsible for performing reclamation work on the Property as required by Federal, State, and Local law for disturbances resulting from Goldspring’s activities on the Property. The lease agreement includes a production royalty of a 3.0% Net Smelter Return (NRS).  Also, we are required to make the following advance royalty payments: upon execution $5,000, 1st Anniversary $10,000, 2nd Anniversary $10,000, 3rd Anniversary $10,000, 4th Anniversary $25,000, 5th Anniversary $25,000, 6th Anniversary & thereafter $25,000 annually.  Royalty advances are to be adjusted to annual changes in the consumer price index (CPI) with 2008 as the base year.  CPI adjustment commence on the 7th Anniversary.  The agreement also provides for an option for a partial Royalty Buy down, whereby we could purchase a 2% NSR for $5 million. ..  The mineral lease agreement also requires the issuance of 5 million of our common shares; 1,000,000 common shares upon execution and 1,000,000 common shares on each anniversary starting with the first and ending with the fourth.

Leda Resources unpatented claims:
Serial #	Claim Name	Location Date	Owner/ Lease Holder	Type	Position	Land Sources	Acre
NMC832220	Checkup 1		Leda Resources	Lease		BLM
NMC832220	Checkup 21 amended		Leda Resources	Lease		BLM
NMC832220	Checkup 22		Leda Resources	Lease		BLM

KIM DROSSULIS LEASE:

We have a mineral lease agreement with Kim Drossulis dated January 15, 2008 covering 8 unpatented mining claims located in Storey County, Nevada.  The lease remains in effect for 20 years with automatic extensions so long as conditions of the lease are met.  We are responsible for payment and filing of Federal and State maintenance fees for any year in which this agreement is in maintained in good standing after June 1, 2008.  We are responsible for performing reclamation work on the Property as required by Federal, State, and Local law for disturbances resulting from Goldspring’s activities on the Property. The lease agreement includes a production royalty of a 3.0% Net Smelter Return (NRS).  Also, we are required to make the following advance royalty payments: upon execution $5,000, 1st Anniversary $10,000, 2nd Anniversary $10,000, 3rd Anniversary $10,000, 4th Anniversary $25,000, 5th Anniversary $25,000, 6th Anniversary & thereafter $25,000 annually.  Royalty advances are to be adjusted to annual changes in the consumer price index (CPI) with 2008 as the base year.  CPI adjustment commence on the 7th Anniversary.  The agreement also provides for an option for a partial Royalty Buy down, whereby we could purchase a 2% NSR for $5 million. ..  The mineral lease agreement also requires the issuance of 5 million of our common shares; 1,000,000 common shares upon execution and 1,000,000 common shares on each anniversary starting with the first and ending with the fourth

Kim Drossulis unpatented claims:
Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC823682	SP #1		Drossulis	Lode	Lease	BL M	20.7
NMC823683	SP #2		Drossulis	Lode	Lease	BL M	20.7
NMC911164	SP #3		Drossulis	Lode	Lease	BL M	20.7
NMC911165	SP #4		Drossulis	Lode	Lease	BL M	20.7
NMC911166	SP #5		Drossulis	Lode	Lease	BL M	20.7
NMC911167	SP #6		Drossulis	Lode	Lease	BL M	20.7
NMC911168	SP #7		Drossulis	Lode	Lease	BL M	20.7
NMC911169	SP #8		Drossulis	Lode	Lease	BL M	20.7

MICHAEL & KATHRYN S. DONDERO LEASE:

On November 1, 2008 we entered into a mineral exploration and mining lease agreement with the Michael & Kathryn S. Dondero covering seven patented claims located in Lyon County. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to the greater of $1,000 per month or a 3% Net Smelter royalty. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.  We also have an option to purchase land and related patents for $900,000.

Dondero Patented & Town Lots w/mineral rights Claims:
Claim Number	Claim Name	Position	Land Source	Acres
16-121-10		Lease	Private Land	2.9
16-121-11		Lease	Private Land	1.04
16-121-12		Lease	Private Land	.08
16-121-22		Lease	Private Land	20.03
16-121-23		Lease	Private Land	20
16-121-24		Lease	Private Land	20
16-121-25		Lease	Private Land	20

JAMES OBESTER LEASE:

We have a second mineral exploration and mining lease agreement with the James Obester dated August 1, 2008 covering one patented claim located in Storey County. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to the greater of $200 per month for two years and increase to $300 a month for three years then increase to $500 with a royalty percentage of the Net Smelter Returns. The royalty percentage is a 2% NSR when gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

James Obesters Unpatented Claims:
Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC275502	Alta #5	7/22/1983	Obester	Lode	Lease	BLM	20.66
NMC275503	Alta #6	7/22/1983	Obester	Lode	Lease	BLM	20.66
NMC275504	Alta #7	7/22/1983	Obester	Lode	Lease	BLM	20.66
NMC275505	Alta #8	7/22/1983	Obester	Lode	Lease	BLM	12.71
NMC275506	Alta #9	7/22/1983	Obester	Lode	Lease	BLM	20.66
NMC275507	Alta #10	7/22/1983	Obester	Lode	Lease	BLM	20.66
NMC276609	Alta #12	7/22/1983	Obester	Lode	Lease	BLM	12.05
NMC300858	Brunswick #1	12/24/1983	Obester	Lode	Lease	BLM	20.66
NMC300859	Brunswick #2	12/24/1983	Obester	Lode	Lease	BLM	20.66
NMC300860	Brunswick #4	12/24/1983	Obester	Lode	Lease	BLM	20.66

In addition to the mineral leases, we hold 100 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. As of December 31, 2007, the outstanding balance of the note was $250,000.  In 2007, Winfield’s affiliates, Intergroup Corporation, Santa Fe Financial and Portsmouth Square, purchased the note from the W. Hughes Brockbank Living Trust.
Unpatented Mineral Claims:

Serial #	Claim Name	Location Date	Owner / Lease Holder	Type	Position	Land Source	Acres
NMC821729	Comstock #1	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821739	Comstock #11	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821740	Comstock #12	10/16/2000	GSPG	Lode	Fee	BLM	20.6
NMC821741	Comstock #13	12/1/2000	GSPG	Lode	Fee	BLM	20.6
NMC821742	Comstock #14	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821743	Comstock #15	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821744	Comstock #16	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821745	Comstock #17	12/1/2000	GSPG	Lode	Fee	BLM	20.7
NMC821746	Comstock #18	12/1/2000	GSPG	Lode	Fee	BLM	13.8

NMC821730	Comstock #2	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821731	Comstock #3	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821735	Comstock #7	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821736	Comstock #8	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821737	Comstock #9	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821492	Comstock #115	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821493	Comstock #116	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821494	Comstock #117	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821495	Comstock #118	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821496	Comstock #119	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821497	Comstock #120	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821498	Comstock #121	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821499	Comstock #122	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821500	Comstock #123	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821501	Comstock #124	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821502	Comstock #125	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821503	Comstock #126	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821504	Comstock #127	4/8/2004	GSPG	Lode	Fee	BLM	20.7
NMC821505	Comstock #128	4/8/2004	GSPG	Lode	Fee	BLM	13.8
NMC821506	Comstock #129	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821507	Comstock #130	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821508	Comstock #131	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821509	Comstock #132	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821510	Comstock #133	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821511	Comstock #134	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821512	Comstock #135	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821513	Comstock #136	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821514	Comstock #137	7/1/2004	GSPG	Lode	Fee	BLM	20.7

NMC821515	Comstock #138	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821516	Comstock #139	7/1/2004	GSPG	Lode	Fee	BLM	14.4
NMC821517	Comstock #140	7/1/2004	GSPG	Lode	Fee	BLM	18.3
NMC821518	Comstock #141	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC821519	Comstock #142	7/1/2004	GSPG	Lode	Fee	BLM	20.7
NMC965375	Ghost #1	9/30/2007	GSPG	Load	Fee	BLM	20.7
NMC965384	Ghost #10	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965385	Ghost #11	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965376	Ghost #2	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965377	Ghost #3	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965378	Ghost #4	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965379	Ghost #5	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965380	Ghost #6	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965381	Ghost #7	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965382	Ghost #8	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965383	Ghost #9	9/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC810323	Lee #2	11/31/1999	GSPG	Lode	Fee	BLM	19.8
NMC810324	Lee #3	11/31/1999	GSPG	Lode	Fee	BLM	20.7
NMC810321	Lee #5	11/31/1999	GSPG	Lode	Fee	BLM	19.4
NMC814553	Lee #8	1/29/2000	GSPG	Lode	Fee	BLM	19.5
NMC814554	Lee #9	1/29/2000	GSPG	Lode	Fee	BLM	19.2
NMC704516	Overman #1	8/27/1994	GSPG	Lode	Fee	BLM	1
NMC884216	Plum	11/19/2004	GSPG	Lode	Fee	BLM	20.4
NMC1000122	OMAHA FRACTION #1	10/30/2008	GSPG	Lode	Fee	BLM	7.2
NMC1000123	OMAHA FRACTION #2	11/8/2008	GSPG	Lode	Fee	BLM	0.9
NMC1000124	OMAHA FRACTION #3	10/30/2008	GSPG	Lode	Fee	BLM	1.6
NMC1000125	OMAHA FRACTION #4	10/30/2008	GSPG	Lode	Fee	BLM	0.2
NMC1000126	OMAHA FRACTION #5	10/30/2008	GSPG	Lode	Fee	BLM	0.2
NMC1000127	OMAHA FRACTION #6	10/30/2008	GSPG	Lode	Fee	BLM	1.8
NMC1000128	OMAHA FRACTION #7	10/30/2008	GSPG	Lode	Fee	BLM	2.3
NMC1000129	OMAHA FRACTION #8	10/30/2008	GSPG	Lode	Fee	BLM	0.3
NMC1000130	OMAHA FRACTION #9	10/30/2008	GSPG	Lode	Fee	BLM	6.5
NMC1000131	OMAHA FRACTION #10	10/30/2008	GSPG	Lode	Fee	BLM	0.8

NMC1000132	OMAHA FRACTION #11	10/30/2008	GSPG	Lode	Fee	BLM	1.1
NMC1000133	OMAHA FRACTION #12	10/30/2008	GSPG	Lode	Fee	BLM	0.4
NMC1000134	OMAHA FRACTION #13	10/30/2008	GSPG	Lode	Fee	BLM	1.1
NMC1000135	OMAHA FRACTION #14	10/30/2008	GSPG	Lode	Fee	BLM	1.4
NMC1000136	OMAHA FRACTION #17	10/30/2008	GSPG	Lode	Fee	BLM	1.6
NMC1000137	OMAHA FRACTION #18	10/30/2008	GSPG	Lode	Fee	BLM	1.3
NMC1000138	OMAHA FRACTION #19	10/30/2008	GSPG	Lode	Fee	BLM	2.2
NMC1000139	OMAHA FRACTION #20	10/30/2008	GSPG	Lode	Fee	BLM	1.0
NMC1000140	OMAHA FRACTION #21	10/30/2008	GSPG	Lode	Fee	BLM	1.1
NMC1000141	OMAHA FRACTION #22	10/30/2008	GSPG	Lode	Fee	BLM	3.0
NMC1000142	OMAHA FRACTION #23	10/30/2008	GSPG	Lode	Fee	BLM	2.3
NMC1000143	OMAHA FRACTION #24	10/30/2008	GSPG	Lode	Fee	BLM	2.3
NMC983353	COMSTOCK LODE 100	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	16.0
NMC983354	COMSTOCK LODE 101	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	6.1
NMC983355	COMSTOCK LODE 102	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	5.4
NMC983356	COMSTOCK LODE 103	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	2.0

NMC983357	COMSTOCK LODE 104	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	2.2
NMC983358	COMSTOCK LODE 105	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	1.1
NMC983359	COMSTOCK LODE 106	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	8.6
NMC983360	COMSTOCK LODE 107	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	12.7
NMC983361	COMSTOCK LODE 108	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	1.0
NMC983362	COMSTOCK LODE 109	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	2.3
NMC983363	COMSTOCK LODE 110	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	19.2
NMC983364	COMSTOCK LODE 111	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983365	COMSTOCK LODE 112	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	16.6
NMC983366	COMSTOCK LODE 113	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	17.1
NMC983367	COMSTOCK LODE 114	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	1.7

NMC983368	COMSTOCK LODE 115	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	12.2
NMC983369	COMSTOCK LODE 116	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.4
NMC983370	COMSTOCK LODE 117	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.4
NMC983371	COMSTOCK LODE 118	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983372	COMSTOCK LODE 119	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983373	COMSTOCK LODE 120	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	1.1
NMC983374	COMSTOCK LODE 121	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	4.1
NMC983375	COMSTOCK LODE 122	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983376	COMSTOCK LODE 123	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	4.6
NMC983377	COMSTOCK LODE 124	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983378	COMSTOCK LODE 125	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	13.5

NMC983379	COMSTOCK LODE 126	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983380	COMSTOCK LODE 127	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983381	COMSTOCK LODE 128	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983382	COMSTOCK LODE 129	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983383	COMSTOCK LODE 130	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983384	COMSTOCK LODE 131	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983385	COMSTOCK LODE 132	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983386	COMSTOCK LODE 133	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983387	COMSTOCK LODE 134	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983388	COMSTOCK LODE 135	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983389	COMSTOCK LODE 136	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983390	COMSTOCK LODE 137	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7

NMC983391	COMSTOCK LODE 138	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983392	COMSTOCK LODE 139	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983393	COMSTOCK LODE 140	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983394	COMSTOCK LODE 141	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983395	COMSTOCK LODE 142	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983396	COMSTOCK LODE 143	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983397	COMSTOCK LODE 144	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983398	COMSTOCK LODE 145	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983399	COMSTOCK LODE 146	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983400	COMSTOCK LODE 147	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983401	COMSTOCK LODE 148	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7

NMC983402	COMSTOCK LODE 149	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.5
NMC983403	COMSTOCK LODE 150	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	8.4
NMC983404	COMSTOCK LODE 151	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	14.5
NMC983405	COMSTOCK LODE 152	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.1
NMC983406	COMSTOCK LODE 153	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983407	COMSTOCK LODE 154	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983408	COMSTOCK LODE 155	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983409	COMSTOCK LODE 156	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983410	COMSTOCK LODE 157	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983411	COMSTOCK LODE 158	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983412	COMSTOCK LODE 159	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7

NMC983413	COMSTOCK LODE 160	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983414	COMSTOCK LODE 161	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	15.6
NMC983415	COMSTOCK LODE 162	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	19.5
NMC983416	COMSTOCK LODE 163	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	7.7
NMC983417	COMSTOCK LODE 164	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	12.8
NMC983418	COMSTOCK LODE 165	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.5
NMC983419	COMSTOCK LODE 166	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	6.3
NMC983420	COMSTOCK LODE 167	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	20.7
NMC983421	COMSTOCK LODE 168	12/21/2007	THE PLUM MINING CO LLC	Lode	Fee	BLM	16.2
NMC992973	COMSTOCK LODE 169	7/10/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	1.4
NMC992974	COMSTOCK LODE 172	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.7

NMC992975	COMSTOCK LODE 173	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.7
NMC992976	COMSTOCK LODE 174	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.2
NMC992977	COMSTOCK LODE 175	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.7
NMC992978	COMSTOCK LODE 176	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	15.5
NMC992979	COMSTOCK LODE 177	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	19.0
NMC992980	COMSTOCK LODE 179	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.7
NMC992981	COMSTOCK LODE 180	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.7
NMC992982	COMSTOCK LODE 181	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	20.1
NMC992983	COMSTOCK LODE 182	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	10.3

NMC992984	COMSTOCK LODE 183	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	19.8
NMC992985	COMSTOCK LODE 184	4/25/2008	THE PLUM MINING COMPANY	Lode	Fee	BLM	0.0
NMC17092	Como Comet 1	8/28/1976	GSPG	Lode	Fee	BLM	21.0
NMC17093	Como Comet 2	8/28/1976	GSPG	Lode	Fee	BLM	21.0
NMC4439	Como Comet 3	4/26/1977	GSPG	Lode	Fee	BLM	21.0
NMC4440	Como Comet 4	4/26/1977	GSPG	Lode	Fee	BLM	21.0
NMC6121	Como Comet 6	4/30/1977	GSPG	Lode	Fee	BLM	21.0
NMC6122	Como Comet 7	5/15/1977	GSPG	Lode	Fee	BLM	21.0
NMC6123	Como Comet 8	5/15/1977	GSPG	Lode	Fee	BLM	21.0
NMC6124	Como Comet 9	5/15/1977	GSPG	Lode	Fee	BLM	21.0

Comstock Project Lode Claims as of 2008
0 1,200 2,400 3,600 4,800 Feet
1 inch = 2,400 feet
Map updated April 13, 2009
Legend
Patented Claims
Donovan
Donovan (Surface Rights)
DWC
Fred Garrett
Claire Obester
Sutro
Parcels
GoldSpring, Inc. Parcels
Unpatented Claims
Donovan
Kim Drossulis
DWC
Leda Resources
James Obester
GoldSpring, Inc.
Virginia City
FLOWERY
VIRGINIA

Legend
Dondero
DWC
Partial DWC
Sutro
Partial Sutro
GoldSpring
Comstock Project Town Lots
0 750 1,500 2,250 3,000 Feet
1 inch = 1,500 feet
Map updated April 13, 2009

MOUNTAINS
PINE NUT
PROSPECTS
PROSPECT
ADIT
TAILINGS POND
Como Comet #1
Como Comet #2
Como Comet #3
Como Comet #4
Como Comet #6
Como Comet #7
Como Comet #8
Como Comet #9
Como Claims
Lyon County as of 2008
0 500 1,000 1,500 2,000
Feet
1 inch = 1,000 feet
Map updated April 13, 2009
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

Description of Equipment and other Infrastructure Facilities

Up until the shutdown in mining in February 2007, GoldSpring used a mining contractor to dig material from the Billie the Kid pit. The contractor used 50 ton Euclid haul trucks to haul the mineralized materials from the Billie the Kid/Lucerne open pit to the crushing and process facility located in the northeast corner of the property. The mineralized material is crushed, and agglomerated in a self-contained portable crushing plant. The mineralized material is fed to a vibrating plate feeder by a front-end loader. The feeder provides a steady feed to a Pioneer jaw crusher where material is crushed to -3” minus. Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pug mill feed conveyor which is then transported to the leach pads. A dilute cyanide solution is then applied to the mineralized material on the leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the 300 gpm Merrill-Crowe recovery plant. The resulting zinc precipitate collected in the presses is dried and smelted on the property using an electric furnace to produce gold ore.

Our third-party contract mining company owns and provided the haul trucks, front end shovel, loaders and blade. We own the Merrill-Crowe gold precipitation plant, the agglomerator, crushers, screen, water truck, generators, dozers, cement silo with a screw feeder, and conveyors. The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than four years old. The total book value of our equipment associated with the Billie the Kid and the Lucerne facilities is approximately $330,000.

Power Utilization at the Plum Property:

We completed the installation of the grid power line replacing a Caterpillar 3516 (1000 kilowatt) diesel generator. The change has reduced our crushing costs and directly attributed to expanding our permit for tons crushed.

Geology, Structure and Mineralization

Several large low angle brecciate structural zones (faults) dominate the geology of the Billie the Kid/Lucerne deposit. The thickness of these structural zones ranges from 20 to 30 feet. Gold mineralization within the Billie the Kid/Lucerne deposit is closely associated with dikes and sills that are composed of Alta Andesite, a dark-colored, fine-grained volcanic rock, but these rocks are rarely or weakly mineralized. Hartford Rhyolite, a fine-grained volcanic rock, hosts approximately 70% to 80% of the gold mineralization and the remaining 20% to 30% is associated with Alta Andesite.

Mineralized Material

We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered exploratory in nature. Part of our exploration includes operating a test mine. The purpose of the test mine is to determine our capital and operating costs, metallurgical recoveries, and other mining factors, and demonstrate that we can make a profit over and above our capital and operating cost. These test mining activities will assist us with sufficient data to prepare a formal mine plan and establish reserves.

On June 10, 2008, our third-party engineer, Telesto Nevada, Inc. of Reno, Nevada, released the Preliminary Resource Report for our Comstock Project based 450 drill holes from prior drill campaigns and 38 drill holes that we completed as of the date of the report. The third-party Report indicated a resource of 4,926,000 tons grading 0.080 ounces per ton gold containing 392,000 ounces at a cutoff grade of 0.030 ounces per ton.  In September 2008, Telesto updated the estimate of the contained resource gold ounces.  The updated Report, which included 19 additional holes not in the June 2008 Report, showed a resource of 7,179,984 tons grading 0.072 ounces per ton gold containing 510,000 ounces of gold at a cutoff grade of 0.030 ounces per ton.  As of March 24, 2009, we have drilled a total of 179 holes.  We expect an updated resource estimate and scoping / feasibility report to be released in the short term.

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

Unpatented Big Mike Claims:
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

Panther
Big Mike 30
Big Mike 24
Big Mike 20
Big Mike 16
Big Mike 12
Big Mike 9
Big Mike 10
Big Mike 11
Big Mike 6
Big Mike 4
Big Mike 7
Big Mike
Big Ron
Big Bruce
Brandi Placer Claim
Big Mike Extension
Big Mike Extension #1
Big Mike Extension #2
TAILINGS
22
27
26
STOCK TANK
STOCK TANK
STOCK TANK
Big Mike and Related Claims
in Pershing County as of 2008
0 500 1,000 1,500 2,000
Feet
1 inch = 1,000 feet
Map updated April 13, 2009
Legend
Big Mike Claims
Brandi Placer Claim

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the OTC Bulletin Board under the symbol “GSPG:OB”. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2008, we had over 8,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2008, we had 3,380,948,371, shares of common stock issued and outstanding.

The following table sets forth the high and low bid prices for our common stock since for the last two years.

Year	Quarter	High	Low

2007	First	.0047	.0028
2007	Second	.0035	.001
2007	Third	.001	.0005
2007	Fourth	.015	.0005
2008	First	.022	.011
2008	Second	.035	.017
2008	Third	.06	.018
2008	Fourth	.024	.011

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2008

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	90,000,000	$.00963	0
Equity Compensation Plans Not Approved by Stockholders	0	$0	800,000,000
Total	90,000,000	$.00963	0

Pursuant to the Employment Agreement, Mr. Golden was granted 10,000,000 stock options upon execution of his employment agreement in December 2007 and he earned the 90,000,000 of his eligible options during 2008.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes also included in this 10-K.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2008, as well as our future results.

Overview

GoldSpring, Inc. is a North American precious metals mining company, focused in Nevada, with extensive, contiguous property in the Comstock Lode District.  Our Company was formed in mid-2003, and we acquired two properties in the Comstock Lode before the end of that year.  We secured permits, built an infrastructure and brought the exploration project into test mining production within a year of its acquisition.  The Company, in 2005, began consolidating the Comstock Lode by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining.  We are an emerging company, looking to build on our success through the acquisition of other mineral properties in the Comstock Lode District with significant precious metals exploration potential.  The Company's objectives are to increase reserves through exploration, expand its footprint in the Comstock, resume mining, optimize its production, and maximize shareholder value

Our Company spent the majority of 2007 collecting and analyzing geological information from our Comstock project in Nevada, with the objective of developing an exploration and developmental drilling program.  Based upon our review of geological information, including the assay results of several prior drilling campaigns, we believed the Hartford / Lucerne Complex provided the opportunity to identify significant precious metals mineralization that would lead us to mine production.  We have also committed to assembling a tier-one team of mining industry professionals.  In late 2007, we completed a drill plan based on the geological model for mineralization in the Comstock Mining District.  In December 2007, we launched our exploration and developmental drilling program, which was focused on surface drilling at the Hartford / Lucerne Complex to delineate the zones of mineralization.  The drill hole depth of this reverse circulation drilling program typically varied between 600 to 1000 feet.  To date, we have drilled 170 Reverse Circulation holes as part of the 2007-2009 drill program.  We have received data from 128 of the 170 holes; the data includes surveyed location, logged geology, and assays received from American Assay Labs in Reno, Nevada.  We are currently awaiting data on the remaining 42 holes.  Larry Martin leads GoldSpring’s team of geologists in this exploration program.

In 2008, the Company began to execute a mineral exploration and mine development business model with all activities focused on resumption of mine production in late 2009 or 2010.   The most relevant steps taken are as follows:

☐   Expanding our footprint in the Comstock Region and other acquisition opportunities through the entry into of two letters of intent to purchase rights, which upon consummation, may allow the Company to amass one of the largest land positions in the Comstock District.

☐   Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford complex in a more detailed manner

☐   Completion of the Plum Mine reserve report through a focus on infill drilling to allow completion of the Report

☐   Expanding the permitted drilling area and updating of the mine reclamation bond

☐   Consummation of loan agreement with major shareholder to borrow up to $2.5 million for completion of the drilling program, of which 100% has been funded as of December 31, 2008 and efforts to secure further funding to enable recommencement of mine production

In addition to our exploration and drilling program, GoldSpring has added additional surface and mineral rights to its portfolio in the Comstock Lode Mining District through acquisitions and the staking of new claims.  Our Company now controls over 3,500 acres of patented and unpatented mining claims.  Approximately 2,000 acres of these holdings have been added through staking new claims, at a cost of less than $25,000.  Scott Jolcover, GoldSpring Director, and Joel Casburn, a consulting land-man with 30 years of experience in managing and consolidating mineral districts, are working to expand the Company’s portfolio of land and mineral holdings.  Our exploration program is currently conducting surface geochemistry, geology mapping, rock chip and shallow auger sampling that have identified a number of favorable target areas.  We have consolidated historic exploration and production records using Techbase software to generate a computer model of the Comstock Mining District with the objective of delineating additional geologic targets that were previously untested.

Early 2009 Developments

In the first quarter of 2009, a modification application to the Water Pollution Control Permit was submitted to the Nevada Division of Environmental Protection.  The permit modifications highlight the Company’s newly designed processing facilities that will optimize recovery of the recently discovered mill-grade gold and silver ore at the Hartford Complex.

The major improvements to the processing facilities include the:

•	Construction and operation of two new crushed ore storage areas;

•	Implementation of a high-grade ore milling circuit in a contained area;

•	Expansion of the leach solution pumping systems;

•	Formation of a new pregnant solution pond; and

•	Expansion of the Merrill Crowe processing plant.

The Nevada Division of Environmental Protection, Bureau of Mining Regulations and Reclamation, has begun its review of the application.  Major modification applications typically take nearly 180 days to complete.  Under the modified permit, the Company initially plans to mine and process at a rate of 720,000 tons of gold and silver ore per year.  The majority of the ore that will be processed in the milling circuit will have a high percentage of the contained precious metals recovered because of efficiencies afforded by the milling process.

Several other operating permits are also being updated to allow operations to begin in 2010.  Dennis Anderson, Professional Mine Engineer, leads the mine permitting efforts and is supported by the engineering consultants at Telesto Nevada, LLC of Reno, Nevada.

In anticipation of mining resumption, the Company has procured a 300 ton per day ball mill and related equipment.  The ball mill is being added to process the high grade gold and silver mineralization, optimizing gold and silver recovery.  Precious metal recovery using the ball mill and grinding to 100 Mesh should be around 95% versus 75% for heap leaching.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during in 2010. In order to resume production, the Company must complete a reserve report certified by a qualified third party; complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet and related assets. In addition, we will need to construct the milling facility, process ponds and expand the existing processing facilities. A haul truck and shovel fleet, and ancillary mine production equipment will need to be acquired and placed in service by the mine production team.

There are also risks involved in the fact that one individual and his affiliates, as of December 31, 2008, beneficially own in excess of 24% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $10,404,773 at December, 2008, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Results of Operations and Operational Plan

Our Comstock Lode Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. In November 2005, we retained mining engineer Jim Golden, who became our COO in 2006, to conduct a comprehensive review of all aspects of the Comstock Lode Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Furthermore, TechBase of Colorado, with the help of our consultants, has been retained to complete a detailed mine plan and a reserve report for the Comstock Lode.   We released our first Resource Report in September 2008.  We believe that these steps coupled with our exploratory drilling of the Hartford / Lucerne Complex will improve our overall performance at the Comstock Lode Mine.

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

Expansion of team of experts to study geology and metallurgy, as well as develop mine plan, define reserves and complete initial reserve report

       Secure funds to complete drilling

The Company hired Orbit Garant Drilling and George Delong Construction and Drilling to perform exploration and developmental drilling at the Comstock project. The Company also added several mining professionals and consultants in 2008 to its team to further augment its expertise in all facets of mining, including metallurgy. In order to fund its exploration efforts, the Company, in 2008, raised $5,120,000 in capital to finance the developmental and exploratory drilling.

2008 Developments

The Company has drilled a total of 130 holes in its Phase 1 exploratory program through December 2008 at the Hartford / Lucerne Complex. The purpose of this program is to define the boundaries of the ore bodies and to produce a comprehensive reserve report and mine plan.  The total estimated cost of this plan is $3,500,000 of which $3,443,000 has been expended to date.  The assay results from this drill campaign have been encouraging. The initial resource report released in September after obtaining 3rd party assays on 38 of these drill holes plus assay results from 450 holes from prior drill campaigns indicated a resource of 4,926,000 tons grading 0.080 ounces per ton gold containing 392,000 ounces at a cutoff grade of 0.030 ounces per ton. The resource is highlighted by 930,000 tons grading 0.209 ounces per ton gold containing 194,000 ounces of gold using 0.10 ounces per ton gold cutoff grade. A reserve report is expected to be completed during the second quarter 2009. The Company intends to expand the exploration program beyond the Hartford Complex in 2009.

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

Drill Hole	Intercept in Feet		Gold Grade	Silver Grade
Number	From	To	(ounces per ton Au)	(ounces per ton Ag)
111	0	40	0.049	1.52
	105	190	0.029	0.5
	205	220	0.039	0.23
110	90	105	0.039	0.47
	120	130	0.024	0.14
	140	160	0.028	0.12
	320	340	0.043	0.7
109	0	100	0.04	0.71
	65	95	0.102	0.8
108	125	145	0.019	1.34
	200	215	0.047	1.62
	250	265	0.027	0.87
	310	400	0.022	1.05
107	115	225	0.028	0.27
	125	165	0.058	0.33
106	15	50	0.017	0.49
	130	140	0.019	0.33
105	235	245	0.052	0.47
104	0	190	0.057	1.17
	75	190	0.091	1.98
103	0	180	0.034	0.83
	60	85	0.123	2.1
102	0	35	0.081	2.28
	170	290	0.047	0.55
	185	220	0.12	0.78
	325	390	0.123	2.23
101	20	365	0.118	0.89
	125	265	0.243
	555	570	0.394	0.48
	585	595	0.163	2.26
100	0	160	0.05	0.39
99	5	30	0.016	0.41
	60	90	0.022	0.37
	130	285	0.051	0.49
98	35	145	0.044	0.12
	240	250	0.025	0.17
	270	305	0.026	1.2
97	105	240	0.041	0.34

96	80	160	0.032	1.08
95	0	60	0.014	0.33
	110	145	0.039	0.16
Hole 94	10	40	0.023	0.61
	50	65	0.031	0.28
93	20	100	0.017	0.11
	130	270	0.029	1.05
92	0	55	0.028	0.34
	150	165	0.025	0.15
	175	195	0.024	0.32
	225	280	0.019	0.79
91	40	70	0.026	0.75
90	35	90	0.021	0.19
89	0	20	0.013	0.31
	60	80	0.017	0.08
	90	105	0.019	0.18
88	5	20	0.016	0.33
	150	165	0.032	0.14
	175	215	0.017	0.25
87
86			No	Mineralization
85
84	45	80	0.03	0.084
	170	245	0.036	0.072
	295	355	0.046	0.089
	455	485	0.028	1.151
83	0	20	0.051	0.877
	125	415	0.02	0.46
82	0	90	0.01	0.297
	90	110	0.031	1.444
	110	125	0.014	0.186
	160	195	0.021	0.293
81	115	265	0.113	0.908
80	180	235	0.015	0.04
	370	450	0.049	1.211
79	350	390	0.012	0.131
78	5	40	0.011	0.337
	45	90	0.029	0.152
	100	195	0.065	1.139
77	0	15	0.039	0.33
	65	185	0.05	1.059
76	0	90	0.041	0.627
	105	330	0.12	0.937
75	60	65	0.125	0.296
	120	125	0.071	0.372
	140	185	0.097	0.195
	190	195	0.013	0.063
	310	405	0.023	0.394

74	0	30	0.061	0.586
	140	325	0.024	0.162
73	0	120	0.016	0.702
	140	175	0.019	1.038
72	0	15	0.017	0.234
	50	85	0.052	0.937
	335	345	0.062	1.586
71	50	65	0.017	0.21
	80	135	0.023	0.12
	165	240	0.04	0.29
	260	280	0.064	1.75
70	0	65	0.02	0.48
	130	175	0.029	0.4
	190	245	0.027	0.3
	295	380	0.029	0.36
69	0	35	0.061	0.059
	140	325	0.024	0.16
68	15	35	0.045	0.74
	45	55	0.029	0.25
	70	80	0.041	0.82
	80	90	0.031	1.07
	90	105	0.021	0.72
	105	120	0.175	0.68
	120	145	0.036	0.8
	145	170	0.035	1.45
	170	185	0.024	0.62
67	55	260	0.064	1.17
66	0	50	0.014	0.35
	50	155	0.057	1.05
	155	185	0.016	0.33
65	0	50	0.017	0.11
	115	130	0.039	0.11
	160	320	0.025	0.14
	320	420	0.156	0.62
	420	500	0.024	0.11
64	0	25	0.057	0.51
	115	420	0.044	0.3
63	125	170	0.03	0.47
	300	315	0.11	0.69
62	100	120	0.033	0.56
61	0	15	0.036	0.96
	210	225	0.053	0.48
	240	310	0.053	0.84
	385	405	0.022	0.02
60	275	335	0.02	0.18
	375	435	0.012	0.02
	665	685	0.065	0.08
59	105	265	0.035	0.56

	300	315	0.019	0.07
58	130	285	0.018	0.48
57	90	105	0.018	0.43
	135	155	0.023	0.06
	270	425	0.017	0.18
56	435	445	0.191	0.1
	750	765	0.07	0.04
55	345	355	0.104	0.17
	385	410	0.016	0.05
	450	605	0.026	0.02
54	315	355	0.043	0.93
	450	470	0.033	0.08
	505	520	0.048	0.23
	635	675	0.022	0.09
53	0	25	0.018	0.69
	225	260	0.033	0.13
52	70	90	0.046	0.16
	120	170	0.12	0.52
	190	255	0.022	0.35
	290	325	0.015	1.13
51	55	120	0.041	0.23
	175	295	0.024	0.46
50	0	50	0.128	0.43
	155	275	0.068	0.83
			Bottom in ore @ 275

49	0	50	0.018	0.73
	165	290	0.025	0.15
	310	355	0.119	0.37
48	0	90	0.041	0.86
47	0	85	0.04	0.81
46	0	15	0.012	0.5
	105	115	0.019	0.06
	220	305	0.058	0.46
	325	350	0.031	0.07
45	90	95	0.257	1.64
	165	255	0.012	0.08
	255	345	0.077	0.82
44	215	275	0.172	1.19
	230	235	1.559	6.35
	345	430	0.064	0.06
	355	370	0.242	0.2
43	335	410	0.01	0.43
42	615	715	Low grade ore	Low grade ore
41	10	25	0.03	0.17
	135	155	0.137	0.61
	185	270	0.015	0.04
	295	405	0.037	0.61

	540	560	0.025	0.31
40	210	260	0.238	0.16
	235	240	1.937	0.7
	325	340	0.043	0.68
39	0	120	0.031	0.43
	120	170	0.009	0.37
	170	210	0.04	1
38	0	20	0.087	0.83
	60	170	0.025	0.38
	190	235	0.031	0.73
	400	425	0.021	0.35
37	0	155	0.032	0.53
36	95	110	0.191	0.18
	175	195	0.019	0.2
	205	255	0.044	0.31
	285	315	0.025	0.08
	330	400	0.025	0.09
	410	520	0.173	1.08
	585	625	0.01	0.04
35	0	15	0.03	0.63
	170	190	0.033	0.16
	320	380	0.026	0.16
	400	420	0.016	0.35
	465	560	0.014	0.52
34	0	10	0.055	0.95
	195	205	0.025	0.12
	305	335	0.021	0.41
	365	420	0.029	0.58
	540	550	0.02	0.44
33	0	15	0.019	0.16
	30	40	0.05	0.21
	160	170	0.025	0.72
	240	250	0.045	0.08
	310	325	0.015	0.5
	365	380	0.025	0.02
	395	420	0.025	0.02
32	0	60	0.039	0.27
	195	265	0.026	0.33
	295	315	0.019	0.25
	420	460	0.02	0.15
	555	585	0.017	0.74
31	0	15	0.053	1.67
	225	370	0.041	0.12
	390	420	0.014	0.06
	575	635	0.08	0.52
30	0	55	0.037	0.63
	280	350	0.017	0.31
	375	410	0.06	0.22
	570	630	0.02	0.89

29	0	15	0.04	0.63
	405	485	0.113	2.09
	495	570	0.017	0.19
	600	640	0.078	0.32
28	0	15	0.023	0.78
	65	210	0.083	0.63
	255	290	0.051	0.6
	310	410	0.02	0.65
27	0	20	0.044	0.94
	140	150	0.063	0.56
	175	255	0.044	0.38
	315	495	0.04	1.13
26	0	25	0.025	0.88
	240	375	0.065	0.41
	395	435	0.029	0.69
25	0	60	0.033	0.8
	135	150	0.034	0.06
	165	230	0.029	0.5
	315	330	0.014	0.09
	525	595	0.015	0.14
24	0	25	0.052	0.64
	150	235	0.103	0.54
	285	420	0.022	1.03
23	75	235	0.058	0.78
	260	300	0.03	1.04
22	0	20	0.012	0.24
	30	40	0.134	1.57
	70	140	0.04	0.43
21	210	305	0.046	0.61
20	70	75	0.013	0.04
	390	395	0.015	0.04
19	0	45	0.01	0.13
	140	180	0.045	0.63
	205	230	0.013	0.56
18	0	40	0.01	0.29
	260	265	0.022	1.63
17	60	130	0.031	0.5
16	290	300	0.088	0.07
	385	535	0.047	0.07
	555	755	0.032	0.25
15	10	25	0.054	1.74
	115	320	0.118	1.32
	325	365	0.029	3.53
14	10	40	0.034	0.72
	55	80	0.109	0.75
	210	225	0.082	0.08
	290	330	0.091	0.23
13	0	70	0.025	0.34

12	0	60	0.012	0.18
	445	460	0.062	0.14
11	175	265	0.043	0.47
	285	350	0.076	1.28
10	20	400	0.109	0.66
09	10	25	0.054	1.74
	115	320	0.118	1.32
	325	350	0.03	0.02
08	40	55	0.037	0.17
	85	150	0.06	1.04
07	15	185	0.068	1.5
06	35	55	0.029	1.27
	120	130	0.164	1.19
	135	215	0.033	0.29
	245	275	0.037	1.29
	275	325	0.003	1.71
05	30	65	0.038	0.9
	120	265	0.045	1.27
04	50	60	0.006	0.09
03	55	90	0.031	0.81
02	160	275	0.074	0.69
01	65	135	0.052	0.64

All of the assays referenced herein and the data derived there from have been performed and analyzed by American Assay of Reno, Nevada, a laboratory independent of GoldSpring, utilizing industry standard analytical methods.

In addition to the drilling program, the Company is continuing to work on the completion of a comprehensive mine plan. The results of the drilling program, combined with the mine plan, will form the basis for a reserve report. The Company completed its initial resource report in the third quarter 2008. Completing the mine plan and the initial reserve report and obtaining the required funding are the key elements in the Company’s plan to return to production. In determining the optimum time to resume production, the Company will seek advice from its team of mining industry experts.

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

DWC Resources Letter of Intent

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

In early March 2008, the Company appointed a new metallurgical team with resources and expertise geared toward efficiency maximization in anticipation of recommencement of production. The Company secured $4,500,000 in the first half of 2008 for further drilling and general corporate expenses and $150,000 in the second half of 2008 of which 100% has been funded as of December 31, 2008.

The Company was also successful in extending several notes with Longview Fund, LP.  On September 30, 2008, Longview extended the maturity date on three promissory notes issued to it by either the Company or its subsidiary, Plum Mine Special Purpose, LLC (“Plum Mine”), to September 30, 2010, with a principal amount totaling approximately $1.0 million.

Comparative Financial Information

	Twelve Months ended December 31, 2008	Twelve Months ended December 31, 2007 (Restated)	Difference
Revenue	$0	$395,541	$(395,541)

Depreciation, depletion & amortization	148,466	277,578	(129,112)

Reclamation, Exploration and Test Mining Expenses	3,896,931	473,594	3,423,337

Consulting and professional	213,507	297,531	(84,024)

General and administrative	3,882,372	535,739	3,346,633

Gain Extinguishment of debt	(1,348,199)	-	(1,348,199)

Financing costs – warrant issuances	1,129,220	-	1,129,220

Derivative change in fair value, net	31,965	-	31,965

Other, net	(794,017)	-	(794,017)

Interest Expense	9,268,367	3,247,094	6,022,233

Net Loss	$(16,487,683)	$(4,435,995)	$9,881,688

In 2008, we did not produce or sell any gold or silver at our Comstock project in Nevada.  In February 2007, we suspended mining activity to focus on geology and exploration / developmental drilling.  During 2007 the Merrill Crow process facility continued to operate at planned intervals and we sold 531 ounces of gold at an average price of $744 per ounce during the twelve-month period ended December 31, 2007.

Reclamation, Exploration and Test Mining Expenses were $ 3,346,633 greater for the year ended December 31, 2008 compared to the year ended December 31, 2007. The variance reflects the commencement of our exploration and developmental drilling program at our Comstock project in December 2007.

Consulting and professional expenses for 2008 were $213,507 compared to $297,531 for 2007, amounting to $84,024 year over year reduction.  This positive variance stems from lower legal fees after the settlement of a vendor dispute with N.A. Degerstrom in December 2007.

2008 General and administrative expenses increased by $3,346,633 from 2007.  The increase reflects $2.6 million of stock based compensation expense realized in 2008 from the issuance of stock options and stock grants (see Note 14 and Note 16 in the Notes to the Financial Statements section), the cost of a third-party investor relation firm and increased labor costs from the hiring of additional employees.

The Gain on Extinguishment of Debt in of $1,348,199 in 2008 arises out of modification of a conversion feature in two convertible note resulting in debt extinguishment accounting guidance to be applied (refer to Note 20- “Extinguishment of Debt” in the Notes to the Financial Statements section for a detailed explanation).

The 2008 Financing cost – warrant issuance expense represents the fair value calculation for the 84.2 million warrants issued in 2008 (see Note 18 – Stock Warrants in the Notes to the Financial Statements section).  Other, net of $794,017 in 2008 reflects an accrual adjustment to liquidated damages resulting from the extinguishment of debt.

 Interest expense increased in 2008 by $6,022,223 from 2007. This increase reflects $6.3 million from the fair value calculation for convertible features (embedded derivatives) contained in various notes (see Note 10 – “Convertible Notes Payable -2008” and Note 20 “Extinguishment of Debt” in the Notes to the Financial Statements section).

Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed.

	Quarter ended December 31, 2008	Quarter ended December 31, 2007 (Restated)	Difference
Revenue	$0	$44,946	$(44,946)

Reclamation, Exploration and Test Mining Expenses	1,481,100	(197,356)	1,678,456

Consulting and professional	71,522	116,865	(45,353)

General and administrative	2,349,598	231,373	2,118,225

Gain Extinguishment of debt	(1,348,199)	-	(1,348,199)

Financing costs – warrant issuances	1,025,220	-	1,129,220

Derivative change in fair value, net	98,639	-	98,639

Other, net	(79,999)	-	(79,999)

Interest Expense	7,216,319	868,368	6,347,951

Net Loss	$(10,585,388)	$(1,026,304)	$9,549,191

During the fourth quarter of 2008 we did not sell any precious metals compared to the fourth quarter of 2007 when we sold 74 ounces of gold at an average price of $607 per ounce. Reclamation, Exploration and Test Mining Expenses were $ 1,481,100 for the fourth quarter 2008 compared to ($197,356) for the fourth quart quarter 2007.  The variance reflects the reduction in accrued contract mining liabilities of approximately $500,000 in the fourth quarter 2007 as a result reaching an agreement in the vendor dispute with N.A. Degerstrom and the commencement of our exploration / developmental drill program in mid December 2007 at our Comstock project.

Fourth quarter 2008 General and administrative expenses increased by $2,118,225 compared to the fourth quarter of 2007.  The increase reflects $1.8 million of stock based compensation expense realized in 2008 from the issuance of stock options and stock grants (see Note 14 and Note 16 in the Notes to the Financial Statements section), and increased labor costs from the hiring of additional employees in 2008.

The Gain on Extinguishment of Debt of $1,348,199 in 2008 arises out of modification of a conversion feature in two convertible note resulting in debt extinguishment accounting guidance to be applied (refer to Note 20- “Extinguishment of Debt” in the Notes to the Financial Statements section for a detailed explanation).

The fourth quarter 2008 Financing cost – warrant issuance expense of $1,025,220 represents the fair value calculation of warrants issued (see Note 18 – Stock Warrants in the Notes to the Financial Statements section).

 Interest expense for the fourth quarter 2008 was $7,216,319 compared to $898,368 in the fourth quarter 2007.  The increase in interest expenses of $6,347,951 primarily represents the $6.3 million fair value calculation for convertible features (embedded derivatives) contained in various notes (see Note 10 – “Convertible Notes Payable -2008” and Note 20 “Extinguishment of Debt” in the Notes to the Financial Statements section).

Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue or the issuance of additional debt or equity. In 2008, we raised an aggregate of $5,520,000 through three financing transactions. Through March 20, 2009, we received $450,000 in additional funding. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements included in this Form 10-K for the year ended December 31, 2008, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2008, the Company is in default of the terms on several outstanding notes payable with the Winfield Group totaling $10,669,987 of principal and $2,946,385 of interest.  The Winfield Group consists of Mr. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
Goldspring, Inc.

We have audited the accompanying consolidated balance sheets of Goldspring, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldspring, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $48,000,000 as of December 31, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida April 10, 2009

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$322,938	$174,996
Deferred financing fees, net	-	185,417
Total Current Assets	322,938	360,413

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	1,530,547	1,619,837
Plant and equipment, net	489,236	411,040
Total Mineral Rights, Plant and Equipment	2,019,783	2,030,877

RECLAMATION BOND DEPOSIT	766,768	377,169
OTHER LONG-LIVED ASSETS	408,190	-

TOTAL ASSETS	$3,517,679	$2,768,459

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2008	December 31, 2007
		(Restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,222,933	$305,638
Accrued expenses	121,750	2,429,326
Accrued interest payable	3,458,734	3,205,813
Convertible debentures	10,187,966	9,039,889
Other debt	2,660,565	3,983,800
Short-term lease obligations	-	42,459
Total Current Liabilities	17,651,948	19,006,925

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term convertible debt obligation, net of current portion	2,782,563	-
Long-term debt obligation, net of current portion	500,000	11,612
Derivative liability	5,368,333	776,385
Long-term reclamation liability	1,105,342	553,190
Total Long-Term Debt and Other Long-Term Liabilities	9,756,238	1,341,187

Total Liabilities	27,408,186	20,348,112

STOCKHOLDERS’ DEFICIENCY
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 3,380,948,371 (2008) and 2,743,508,248 (2007)	2,251,712	1,827,177
Additional paid-in capital	22,721,504	12,969,210
Accumulated deficit	(48,863,723)	(32,376,040)
Total Stockholders’ Deficiency	(23,890,507)	(17,579,653)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,517,679	$2,768,459

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
		(Restated)
REVENUE FROM GOLD SALES, Net	$-	$395,541
COST AND EXPENSES
Depletion, depreciation and amortization	148,466	277,578
Reclamation, exploration and test mining expenses	3,896,931	473,594
General and administrative	3,882,372	535,739
Consultants and professional fees	213,507	297,531
Total Cost and Expenses	8,141,276	1,584,442
LOSS FROM OPERATIONS	(8,141,276)	(1,188,901)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	1,348,199	-
Financing cost – warrant issuances	(1,129,220)	-
Derivative Change in Fair Value	(31,965)	-
Other, net	735,906	-
Interest expense	(9,269,327)	(3,247,094)
Total Other Expense	(8,346,407)	(3,247,094)

NET LOSS	$(16,487,683)	$(4,435,995)

Net loss per common share - basic	$(0.005)	$(0.003)

Basic weighted average common shares outstanding	3,142,593,304	1,590,580,692

The accompanying notes are an integral part of these consolidated financial statements

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2008 and 2007

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2006	958,938,940	$638,653	$11,603,560	$(27,940,829)	$(15,698,616)
Common stock issued for:
Debenture principal	898,776,970	598,585	846,362	-	1,444,947
Debenture interest	835,792,338	556,639	398,241	-	954,880
	1,734,569,308	1,155,224	1,244,603	-	2,399,827
Liquidated damages	50,000,000	33,300	121,047	-	154,347
Other	-	-	-	784	784
Net loss	-	-	-	(4,435,995)	(4,435,995)
December 31, 2007 (Restated)	2,743,508,248	$1,827,177	$12,969,210	$(32,376,040)	$(17,579,653)

Common stock issued for:
Debenture principal	196,155,028	130,639	1,949,634	-	2,080,273
Debenture interest	151,961,857	101,207	1,456,497	-	1,557,704
Mineral rights	3,866,667	2,575	76,983	-	79,558
Consulting services	7,166,704	4,773	106,323	-	111,096
Mining software	2,434,892	1,622	8,118	-	9,740
Directors	20,000,000	13,320	221,080	-	234,400
Employees	10,665,714	7,103	132,787	-	139,890
Private placement	137,000,000	91,242	1,428,758	-	1,520,000
	529,250,862	352,481	5,380,180	-	5,732,661
Warrant cost and stocked based option compensation			3,434,323	-	3,434,323
Liquidated damages	108,189,261	72,054	937,791	-	1,009,845

Net loss	-	-	-	(16,487,683)	(16,487,683)

December 31, 2008	3,380,948,371	$2,251,712	$22,721,504	$(48,863,723)	$(23,890,507)
The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008		2007
			(Restated)
OPERATING ACTIVITIES:
Net loss		$(16,487,683)		$(4,435,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		148,466		277,578
Stock warrants and stock based compensation and note accretion		3,681,113		378,639
Interest and liquidated damages paid through the issuance of stock		2,567,549		954,877
Interest from derivatives		6,512,462
Payments through the issuance of company stock		120,836		―
Extinguishment of debt		(1,348,199)
Net change in derivative fair value		31,965		378,073
Net loss adjusted for non-cash operating activities		(4,773,491)		(2,446,828)
Changes in operating assets and liabilities:
Prepaid and other current assets		185,417		(24,607)
Other current assets		-		(60,064)
Accounts payable		917,296		(214,033)
Accrued expenses		(711,186)		1,160,389
Other operating assets and liabilities		―		―
Other		(130,052)		87,078
NET CASH USED IN OPERATING ACTIVITIES		(4,512,016)		(1,498,065)

INVESTING ACTIVITIES:
Reclamation bond deposit		(389,599)		―
Mineral claims		(161,152)		―
Acquisition / sale of plant and equipment		(158,630)		20,000
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES		(709,381)		20,000

FINANCING ACTIVITIES:
Principal payments on Note Payable		(55,105)		(44,439)
Net proceeds from the issuance of company stock		1,501,500		―
Proceeds from the issuance of note payable to related party		3,922,944		1,697,500
NET CASH PROVIDED BY FINANCING ACIVITIES		5,369,339		1,653,061

INCREASE IN CASH AND CASH EQUIVALANTS		147,942		174,996
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		174,996		―
CASH AND CASH EQUIVALENTS, END OF YEAR		$322,938		$174,996
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID	$	―	$	―

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest	$1,557,704		$954,877
Issuance of company stock for liquidated damages	$1,009,845		$154,346
Conversion of debt principal into company’s common shares	$2,080,273		$1,444,947
Issuance of company stock to employees	$139,890	$	―
Issuance of company stock for directors’ fees	$234,400	$	―
Issuance of company stock for software	$9,740	$	―
Issuance of company stock for consulting services	$111,096	$	―
Issuance of company shares for acquisition of mineral claims	$79,558	$	―

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2008 and 2007

Note 1 — Nature of Business

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company refocused as a mining company, when we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company operating test mine, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to increase production; increase reserves through exploration and acquisitions; expand our footprint at the Plum Mine; and maximize value for our shareholders.

Note 2 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2008. For the year ended December 31, 2008 the Company incurred net loss approximating $16,400,000. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Note 3 — Summary of Significant Accounting Policies

Terms and Definitions

Company	Goldspring, Inc. and Subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
Plum LLC	Plum Mining Company, LLC
SAB	SEC Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SOP	Statement of Position

Summarized below are the significant accounting policies of Goldspring, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly owned subsidiaries: GoldSpring, LLC, Ecovat Copper Nevada, LLC, The Plum Mining Company, LLC, and the Plum Mine Special Purpose Company LLC. All material inter-company transactions and balances have been eliminated in consolidation.  Certain reclassifications have been made in the 2007 results to conform to the presentation used in 2008.

Cash and Cash Equivalents

We consider all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at December 31, 2008 and 2007.

Credit Risk

It is our practice to place our cash equivalents in high-quality money market securities with a major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, we consider our credit risk associated with cash and cash equivalents to be minimal.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets described in Notes 2 and 3.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SAB 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,

2)	Delivery has occurred or services have been rendered,
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Specifically in our operations, sales of gold and silver dore are recorded when we issue a sales order to our refiner, Johnson Matthey, to sell a specified quantity of metals.  Sales orders are typically executed within 48 hours of receipt.  Upon receipt of the sale order, Johnson-Matthey confirms quantities available and executes the sale at the current market price of the metals on the day and time of the sales order.  We record revenues on the day the Sales order is issued based on the confirmed quantity of metal at the confirmed market price.  Proceeds from the sale of metals are typically wired to our bank within twenty-four hours.

Stock Issued For Services

We base the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable.

Deferred Financing Charges

During 2008 and 2007 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $0 and $110,000 respectively. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the year ended December 31, 2008 and 2007 we recognized $83,708 and $166,939 respectively of interest expense related to the amortization of deferred financing fees.

Plant and Equipment

We state plant and equipment at cost. We provide depreciation and amortization in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives or productive value.

We capitalize expenditures for renewals and improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time. We use the straight-line method of depreciation for financial reporting purposes, depreciating assets over useful lives ranging from 3 to 10 years.

We review the carrying value of our plant and equipment assets on a quarterly basis. Where information and conditions suggest impairment, we write-down these assets to net recoverable amount, based on estimated future cash flows that may be attained from them.

Mineral Rights

We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Industry Guide 7, exploration expenditures are expensed as incurred.

We expense holding costs to maintain a property on a care and maintenance basis as incurred.

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing our operating mine sites. When we incur reclamation liabilities that are not related to asset retirements we recognize the obligations in accordance with SOP No. 96-1.

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
.
Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS 123R, “Share Based Payments.”  Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognizes cost over the requisite service period.

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the years ended December 31, 2008 and 2007, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP SFAS No. 132(R)-1.  The Company is currently assessing the impact of FSP SFAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP SFAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP SFAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original ARB No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The adoption of FIN 48 did not have a material impact on the consolidated results of operations and financial condition.

"The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2009 fiscal year. The adoption of SFAS 159 did not have a material impact on its consolidated results of operations and financial condition.

Note 4—Restatement

During the fourth quarter 2007, we made an error in our amortization of the note discount originating from the determination of the fair value of the conversion feature (embedded derivative) included in the debt. The impact of this error was an understatement of 2007 interest expense of $378,639 and an overstatement in the balance sheet account “Other - embedded derivatives”.  In addition, the balance after the restatement of $528,350 in “Other – embedded derivatives” has been classified as an adjustment to “Convertible Notes” to offset the debt balance.

The effect of the restatement on results of operations and financial position as of and for the year ended December 31, 2007 are as follows:
	As previously
	reported	Restated
Total revenue	$395,541	$395,541
Loss from Operations	(1,188,901)	(1,188,901)
Interest expense	(2,868,455)	(3,247,094)
Net Loss	(4,057,356)	(4,435,995)
Net loss per common share – basic	(0.003)	(0.003)

Other – embedded derivative	$906,989	$-
Total assets	3,675,448	2,768,459
Convertible debt	9,568,239	9,039,889
Total Liabilities	20,876462	20,348,112
Stockholders’ equity	(17,201,014)	(17,579,653)

Note 5 — Mineral Rights

Mineral rights at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	69,138	69,138
Comstock Lode Claims	1,271,409	1,360,699
Water rights	90,000	90,000
	$1,530,547	$1,619,837

 During the year, the Company acquired additional claims in the Comstock Lode for a total of $240,710 which was financed through cash and common stock.

Note 6 — Property and Equipment, net

Plant and equipment at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Land and Building	$547,166	$542,166
Vehicle and Equipment	302,094	430,969
Processing and Lab	585,924	449,550
Furniture and Fixtures	49,390	50,655
	1,484,574	1,473,340
Less accumulated depreciation	(995,338)	(1,062,300)
	$489,236	$411,040

Depreciation expense for the years ended December 31, 2008 and 2007 was $80,434 and $277,578, respectively.

Included in plant, property and equipment at our Comstock location at December 31, 2008 and 2007, is equipment under capital lease of $0 and $156,292 respectively. Lease payments for the related obligation under capital lease were $42,459 for 2008 and $32,772 for 2007.  All capital lease obligations were fully settled in 2008. We recorded depreciation expense on equipment under capital lease totaling $20,839 during the year ended December 31, 2008 and 2007 respectively.  We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

Note 7 – Reclamation Bond Deposit

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plans we have posted surety bonds for the Comstock Mine Project we posted a surety bond in the amount of $1,106,882 of which $766,768 was in the form of a cash deposit and the balance was secured from a surety agent.

Note 8 — Long-term Reclamation Liability

We have an accrued a long-term liability of $1,105,342 and $553,190 as of December 31, 2008 and 2007 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection in 2008. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.  The reclamation liability accretion expense for 2008 was $75,930 and the amortization of Long-lived assets was $68,032 for 2008.

Following is a reconciliation of the aggregate retirement liability associated with on our reclamation plan for our Comstock Project:
2008
Long-term asset retirement obligation 1/1/2008	$553,190
Additional obligations incurred	476,222
Increase in present value of the reclamation obligation (accretion expense)	75,930
Long-term asset retirement obligation 12/31/2008	$1,105,342

Note 9 - Notes Payable Stockholders

Mr. Winfield and his affiliates (“Winfield Group”) held various notes and debentures issued by the Company that are reported in several different liabilities accounts at December 31, 2008, as follows:
	Principal	Interest
Convertible Debentures Payable – Investors (Note 10)	$687,928	$78,220
Convertible Debentures Payable - Mandatory Redemption payment (Note 10)	4,412,058	1,013,492
Convertible Notes Payable - 2006 & 2007 (Note 10)	1,620,000	764,665
Promissory Notes – July Financing (Note 11)	1,200,000	950,550
Promissory Notes – Plum Mine (Note 11)	250,000	50,000
Convertible Notes Payable – 2008 (Note 10)	2,500,000	89,458
	$10,669,986	$2,946,385

The Winfield Group consists of Mr. Winfield and Santa Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, and combined, represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  As of December 31, 2008, the Company is in default of the terms on several outstanding notes payable and accordingly the entire note balances of the defaulted notes have been recorded as current liabilities.

Note 10 - Convertible Debentures

Convertible debentures at December 31, 2008 and 2007 were as follows:
	2008	2007
Convertible Debentures Payable-Investors	$1,105,908	$1,570,237
Convertible Debentures Payable- Mandatory Redemption payment	4,412,058	5,737,058
Convertible Debentures Payable- Failure to Deliver Shares	-	90,944
Convertible Notes Payable – 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable – 2008	2,500,000	-
Embedded Derivatives (Note accretion)	-	(528,350)
Total	$10,187,966	$9,039,889

Convertible Debentures Payables - Investors

During March 2004, we completed a private placement of securities transaction (the “March Offering”), which generated $10 million in gross proceeds from a group of accredited institutional and individual investors.

On November 30, 2004, we restructured the March Offering and entered into a new subscription agreement. We exchanged 21,739,129 shares of common stock and 21,739,129 warrants issued in the March Offering for:

a)
8% convertible notes in the aggregate principal amount of approximately $11.1 million.   The principal amount of the convertible notes consist of the original $10.0 million investment plus approximately $1.1 million of accrued penalties associated with the delay in registration of the common stock held by the investors, and

b)	warrants to purchase approximately 27.8 million shares of common stock at an exercise price of $0.20 per share, subject to anti-dilution adjustments, which expire in 4 years.

The 8% convertible notes mature in November 2006 and call for monthly payments of 102% of 1/20th of the initial principal amount, together with accrued interest. We have the option to repay the notes with our common stock at a conversion rate of 85% of the average of the five lowest closing bid prices during the preceding 20 trading days. Further, the notes may be prepaid at 115% of their outstanding principal. Each note may be converted by the holder into common stock at an initial conversion price of $0.20 per share, which is subject to anti-dilution adjustments. During the first 20 days following the closing date, the conversion price may be reduced to 70% of the average of the five lowest closing prices during the 20 trading days preceding the closing date.

On April 1, 2005, we defaulted on our first monthly payment. On December 20, 2004, we received notice from holders of approximately $3.8 million of convertible notes of their intention to convert into shares of our common stock. The applicable conversion rate was approximately $0.11 per share, and accordingly we were obligated to issue 33,817,594 shares of common stock. Under the terms of the subscription agreement, we had three business days following receipt of the conversion notice (the “Delivery Date”) to deliver free-trading common stock certificates. The shares were due to be delivered in December 2004, however, they were not delivered until 2005. Our failure to deliver shares, subjected us to liquidated damages of 1% of the note principal amount being converted for each late business day.

Convertible Debentures Payable - Mandatory Redemption Payment

In March 2005, because we did not deliver the share certificates within the period required in the subscription agreement, John V. Winfield, a major shareholder and note holder elected to demand payment of approximately $6.9 million pursuant to the mandatory redemption payment provisions of the subscription agreement and consequently forfeited his right to receive shares in lieu of payment.

On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the Mr. Winfield and agreed to convert the mandatory redemption payment into nine Convertible Debentures (“the Debentures”). Accordingly, we accrued a liability for approximately $6.9 million and reduced our paid-in-capital account for approximately $3.5 million. The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.  The Debentures accrue interest at 12% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007.   We are currently in default on this note.

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

Convertible Debentures Payable - Failure to Deliver Shares

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

 Convertible Notes Payable – 2006 & 2007

The convertible notes payable as of December 31, 2008 are as follows:

	Issued date	Face amount
Winfield Group Debenture Payable	5/15/2006	$300,000
Winfield Group Debenture Payable	6/21/2006	300,000
Winfield Group Debenture Payable	8/23/2006	300,000
Longview Debenture Payable	8/24/2006	300,000
Winfield Group Debenture Payable	12/12/2006	100,000
Winfield Group Debenture Payable	Q1 2007	331,120
Winfield Group Debenture Payable	Q2 2007	288,880
Longview Debenture Payable	3/27/2007	250,000

		$2,170,000

On August 23 and 24, 2006, the Company formally entered into an agreement with several investors to loan the Company $1,900,000, which was amended in March 2007, increasing the loan amount to $2,200,000. The notes bear interest at 12% per annum, payable on the first of each month commencing October 1, 2006, along with 1/24 of the face amount of such notes.  The notes are also convertible into Common Stock at a 50% discount to market until the underlying shares are registered and at a 15% discount to market thereafter. As additional consideration, the investors were issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust. To date, $2,170,000 of the $2,200,000 has been funded by the investors.  As of December 31, 2008, we had failed to make any monthly payments on the notes and they are in default.

On February 20, 2008, as a result of the Company completing other financing arrangements, a “favored nations” clause was triggered in the convertible notes, which modified the notes conversion feature and effectively established a maximum conversion rate of $0.01.  EITF 96-19 guidance provides that debt extinguishment gain or loss is reported in situations where a substantial modification in terms has occurred. Based on the guidance provided in EITF 96-19 and modified by EITF 05-7 and EITF 06-6 we determined that a substantial modification in terms has occurred and therefore extinguishment of debt accounting has been applied to account for the modification.  Pursuant to the aforementioned accounting literature, the company realized a loss of $400,703 from the extinguishment of debt.

The “favored nations” rights in several existing notes were triggered by the issuance of new notes. Since new warrants were not issued, no “favored nations” rights were triggered in the existing warrants and therefore the accounting for warrants will be unaffected.  The warrants conversion feature will be evaluated and adjusted to fair value annually.

Convertible Notes Payable –2008

In June 2008, the Company entered into a Loan Agreement with John Winfield and affiliates (“Winfield”) pursuant to which Winfield has agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (“Notes”). The Notes bear interest at the rate of 11% per annum, and interest is payable quarterly in either cash or Company common stock, at 85% of market price, at the Company’s option. The term of the Notes is two years from the date of issuance, and the Notes are convertible into Company common stock, at a conversion price of $.015 per share. The Notes are secured by a lien on all of the Company’s assets. In each month, during the five months ended December 2008, Winfield lent the Company $500,000 pursuant to the Loan Agreement.

The Convertible Notes Payable -2008 contained a nondetachable convertible option that was “in the money” at the commitment dates.  Accordingly, we applied the accounting guidance of EITF 98-5, EITF 00-27 and EITF 08-4 to determine the methodology for calculating the value of this embedded conversion option.   Pursuant to EITF 98-5 and EITF 00-27, we used the intrinsic value calculation (the difference between the conversion price and the quoted market price of our shares at the commitment date multiplied by the number of shares into which the security is convertible) to determine the value of the convertible feature.  The Convertible Notes provide the following Conversion Right: “Each Lender shall have the right at any time, and from time to time, on or prior to the Maturity Date to convert all or any part of the outstanding unpaid amount of the Note into fully paid and non-assessable shares of Common Stock.”   In general, the value of the conversion option is recorded as a debt discount and amortized over the term of the note, but since the Lender has the right to convert into common shares at the issuance date, the entire amount was recorded to interest expense in this reporting period.

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Interest Expense	Effective Interest Rate	Earnings per Share Impact
$2,500,000	-	$0.015	166,666,667	$1,833,333	47.6%	0.0007

Note 11 —Other Debt

Other Debt at December 31, 2008 and 2007 are as follows:

	2008	2007
Promissory Notes Payable - 2005 through 2008	$2,400,000	$3,575,000
Debt – Seller Note	-	147,200
Debt – Plum Mine	250,000	250,000
Equipment Financing - current portion	10,565	11,600
	$2,660,565	$3,983,800

Promissory Notes Payable –2005 through 2008

Promissory Notes Payable at December 31, 2008 are as follows:

	2008	2007
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	-	300,000
Promissory Notes Payable-December 2005 Financing	-	575,000
Promissory Notes Payable-February 2006 Financing	-	250,000
Promissory Notes Payable-March 2006 Financing	-	150,000
Promissory Notes Payable-July 2007 Financing	-	300,000
Promissory Notes Payable-October 2007 Financing		200,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	-
	$2,400,000	$3,575,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major investor. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). As of December 31, 2006 we had failed to make any monthly payments on the notes and they are in default.

Promissory Notes Payable – September 2005 through October 2007 Financing

In July 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.  These amended notes have been reported as long-term debt (See Note 10).

Promissory Notes Payable – December 2007 Financing

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

Promissory Notes Payable – January 2008 Financing

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

Debt - Seller Note

During 2005 we purchased certain mining leases that were near or contiguous to our Plum Gold Property (See Note 4). In connection with the purchase we issued a note payable of $160,000. The note was payable in quarterly installments of $16,000 and is payable in its entirety on or before June 2008. At December 31, 2008 and 2007 the note balance was $0 and $147,200 respectively.  All obligations surrounding this note were satisfied during 2008.

 Debt - Plum Mine

We have a non-interest bearing note payable note related to our purchase of the Plum Mining property. The note does include, however, a clause for 5% annual interest on all past due balances. The note was payable in ten quarterly payments through June 2006. As of December 31, 2008 we still had a $250,000 note balance due.

Note 12 — Long-term Convertible Debt Obligation

Convertible debentures at December 31, 2008 and 2007 were as follows:
	2008	2007
Long-term Convertible Notes Payable – July 2008 (Longview Amended and Restated Note)	$2,782,563	$-
Less Current Portion	-	-
Long-term Convertible Notes Payable, net of current portion	$2,782,563	$-

Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P. The amended terms are as follows:

Expiration Date:	July 10, 2011
Accrued Interest:	Accrued interest at July 10, 2008 capitalized into the amended and revised note.
Interest Rate:	11%, payable in arrears in cash or stock (at a 15% discount to market price, calculated as a 5 day trailing VWAP)
Conversion:	The principal amount of the Note and interest thereon is convertible into Goldspring Common Stock at a price of $.0175 per share.
Term:	Three Years
Anti Dilution:	Full ratchet

Longview Amended and Revised Notes at December 31, 2008 are as follows:

	Principal	Interest
Promissory Notes Payable-September 2005 Financing	$300,000	$172,870
Promissory Notes Payable-December 2005 Financing	375,000	211,966
Promissory Notes Payable-February 2006 Financing	250,000	98,164
Promissory Notes Payable-March 2006 Financing	150,000	56,237
Promissory Notes Payable-July 2007 Financing	300,000	58,526
Promissory Notes Payable-October 2007 Financing	200,000	-
Promissory Notes Payable-February 2008 Financing	600,000	9,800
	$2,175,000	$607,563

On February 29, 2008, we received the $500,000 balance of the financing from the December 11, 2007 financing agreement. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundredths (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date. On July 10, 2008, the Company amended its promissory note with Longview Fund, L.P., which had outstanding principal of $2,175,000 and related outstanding interest of $607,563 through the issuance of an Amended and Restated Promissory Note in the aggregate amount of $2,782,563 as summarized above.

Note 13 — Long-term Debt Obligation

Long-term debt at December 31, 2008 and 2007 was as follows:
	2008	2007
Long-term Debt - Winfield Debenture	500,000	-
Long-term Debt - Equipment Financing	10,565	23,212
Less current portion	(10,565)	(11,600)
Long-term debt, net of current portion	$500,000	$11,612

Long-Term Debt – Winfield Debenture

On December 2, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $500,000 bearing loan interest of 11% per annum.  The term of loan is for two years commencing from the date of the loan agreement.

Long-Term Debt - Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an average interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt.

Principal payments on long-term debt financing for the next four years are as follows:

2009	$10,565
2010	$-
2011	$-
2012 and thereafter	$-
Total	$10,565

Note 14 — Stockholders’ Equity

Common stock was issued during the year ended December 31, 2008 and December 31, 2007 for the following purposes:

	2008 Share Issuances	Share Value	2007 Share Issuances	Share Value
Debenture principal	196,155,028	$2,080,273	898,776,970	$1,444,947
Debenture Interest	151,961,857	1,557,704	835,792,338	954,880
Liquidated damages	108,189,261	1,009,845	50,000,000	154,347
Private placements	137,000,000	1,520,000	-	-
Mineral claims	3,866,667	79,558	-	-
Mining software	2,434,892	9,740	-	-
Consulting	7,166,704	111,096	-	-
Employees and directors	30,665,714	374,290	-	-

Total	637,440,123	$6,646,206	1,784,569,308	$2,554,174

Debenture Principal, Debenture Interest and Liquidated Damages

The following represents principal and interest payments on debt, made in 2008 with the issuance of our common stock.
Note Description	Principal Payment Number of Shares	Value of Shares	Interest Payment Number of shares	Value of Shares	See Note
Convertible Debentures Payable-Investors	47,587,404	$464,329	20,880,311	$193,339	Note 8
Convertible Debentures Payable- Mandatory Redemption payment	134,001,185	1,325,000	116,849,523	1,113,785	Note 9
Convertible Debentures Payable- Failure to Deliver Shares	9,258,584	90,944	6,815,961	66,942	Note 9
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	-	-	4,329,541	67,338	Note 11

Promissory Notes Payable-December 2005 Financing	5,307,855	200,000	3,086,521	116,300	Note 10

	196,155,028	$2,080,273	151,961,857	$1,557,704

Liquidated Damages

 The following represents liquidated damage payments on debt, made during 2008 with the issuance of our common stock.
Note Description	Liquidated Damage Payment Number of Shares	Value of Shares	Total Shares Issued	Total Value of Shares
ConvertibleDebentures Payable-Investors	18,799,801	$166,509	87,267516	$824,177
Convertible Debentures Payable- Mandatory Redemption payment	87,686,922	826,618	338,537,630	3,265,403
Convertible Debentures Payable- Failure to Deliver Shares	1,702,538	16,718	17,777,083	174,604
Longview Amended and Restated Note - 2008	-	-	4,329,541	67,338
Promissory Notes Payable-December 2005 Financing	-	-	8,394,376	316,300

Total	108,189,261	$1,009,845	456,306,146	$4,647,822

The following represents principal and interest payments on debt, made in 2007 with the issuance of our common stock.
Note Description	Principal Payment Number of Shares	Value of Shares	Interest Payment Number of shares	Value of Shares	See Note
Convertible Debentures Payable-Investors	458,230,322	$1,030,543	135,099,844	$219,560	Note 8
Convertible Debentures Payable- Mandatory Redemption payment	42,043,007	149,000	582,956,993	656,905	Note 9
Convertible Debentures Payable- Failure to Deliver Shares	398,503,641	265,404	117,735,501	78,415	Note 9

	898,776,970	$1,444,947	835,792,338	$954,880

Liquidated Damages

 The following represents liquidated damage payments on debt, made during 2007 with the issuance of our common stock.
Note Description	Liquidated Damage Payment Number of Shares	Value of Shares	Total Shares Issued	Total Value of Shares
Convertible Debentures Payable-Investors	-	$-	583,829,290	$1,250,103
Convertible Debentures Payable- Mandatory Redemption payment	50,000,000	154,347	630,000,000	960,252
Convertible Debentures Payable- Failure to Deliver Shares	-	-	516,239,142	343,819

Total	50,000,000	$154,347	1,730,068,432	$2,554,174

 Private Placements

The following private placement transactions raised a total of $1,520,000 in exchange for 137,000,000 shares of our unregistered Common stock, were place with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•	In the first quarter 2008, $500,000 for 40,000,000 shares at $0.015 per share.

•	During the second quarter 2008, $500,000 for 40,000,000 shares at $0.0125 per share and 40,000.000 warrants. The warrants have an exercise price of $.02 and a term of six years. .

•	On July 18, 2008, $150,000 for 10,000,000 shares at $0.015 per share.

•	In December 2008, $370,000 for 37,000,000 shares at $0.01 per share and 32,000.000 warrants. The warrants have an exercise price of $.015 and a term of six years.

Mineral Claims

During the nine month period ended September 30, 2008, 3,866,667 unregistered common shares, valued at $79,558 or an average of $0.021 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

Computer Software

Pursuant to an agreement in late 2007, a vendor in March 2008 was issued 2,434,892 shares valued at $9,740 or $0.004 per share, for computer modeling software.

Consultants

During 2008, the following shares were issued to consultants for services performed:

•	In May 2008, a consultant was issued 5.53 million shares valued at $88,480 or $0.016 per share, for services.

•	In August 2008, a consultant was issued 136,704 shares valued at $2,616 or $0.019 per share, for services

•	In October 2008, a consultant was issued 500,000 shares valued at $10,000 or $0.02 per share, for services.

Employees and directors

During 2008, the following shares were issued to employees and Company directors:

•
In January 2008, our two outside directors were issued, in aggregate, twenty million shares of our unregistered common stock as director compensation. The value of the common shares at the time of issuance was $234,400, averaging $0.012 per share.

•
In March 2008, Dennis Anderson, the Company’s senior engineer, was issued a total of one million of our unregistered shares, valued at $18,690 or $0.01869 per share, for services performed.  In August 2008, Mr. Anderson, pursuant his employee agreement, was awarded 1.5 million unregistered shares valued at $24,900 or $0.0167 per share for achieving various milestones.

•
In August 2008, Mr. James Golden, the Chief Operating Officer, exercised 10,000,000 stock options at a price of $0.0525.  Mr. Golden elected the cashless exercise method and thus received a total of 8,165,714 unregistered shares of our common stock.  As of the date of this report, Mr. Golden has not sold any of these shares.

Note 15- Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is zero in all periods presented. For the years ended December 31, 2008 and December 31, 2007, there were approximately 1,770 million and 2,059 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the Year Ended December 31
	2008	2007
Weighted average number of common shares outstanding – basic	3,143	1,591
Dilution from convertible debt, stock options and warrants	1,770	2,059
Weighted average number of common shares outstanding – diluted	4,913	3,650

Note 16- Embedded Derivatives

“Derivative liability” totaling $4,435,194 at December 31, 2008 represents the fair value of the conversion feature (embedded derivatives) included in debt.    See Note 9 - Convertible Debentures: Embedded Derivatives and Note 11 — Long-term Convertible Debt Obligation: Embedded Derivatives for additional information.

Note 17- Share Based Compensation

Effective 2006, the Company adopted a stock option and incentive plan (“2006 Plan”), which provided for a maximum of 800,000,000 shares of common stock to be issued.  Under the plan, stock options generally vest over three and expire in ten years from the date of the grant.  Options are granted to employees and non-employee directors at exercise prices equal to the fair market value at the date of the grant.

As of January 01, 2008, Goldspring Inc had 2,743,508,248 outstanding common shares and 10,000,000 outstanding Standard Employee Options and Warrants to acquire company shares, of which 10,000,000 of these derivatives were vested and exercisable. During the period ended December 31, 2008, 10,000,000 of these derivatives were exercised. Standard Employee Options and Warrants outstanding at December 31, 2008 were 182,000,000. No Standard Employee Options and Warrants expired during the period ended December 31, 2008. Outstanding common shares totaled 3,380,948,371 at December 31, 2008.

The Company recognizes stock based compensation expense over the requisite service period of the individual grant, which generally equals the vesting period.  The plan entitles the holder to shares of common stock when the award vests.   Awards generally vest ratably over three years.  The fair value of the award is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.  The Company uses newly issued shares of common stock to satisfy option exercises and stock awards.

The fair value of each grant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal years ended December 31, 2008 and 2007.
	2008	2007
Expected volatility	199%	206%
Expected term (years)	5.14	5.70
Risk free rate	3.09%	3.67%
Dividend Yield	0.0%	0.0%
Weighted average grant date fair value	$0.01	$0.01

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. During the 12 month ended December 31, 2008, $2,305,102 was recognized as compensation expense in the consolidated statements of loss with a corresponding increase in contributed surplus. As at December 31, 2008, 170,000,000 stock options were exercisable and the weighted average years to expiration were 9.3 years.

A summary of the option activity under the Company’s share base compensation plan for the fiscal years ended December 31, 2008 and 2007 is as follows:
	2008 Options	2008 Weighted Average Exercise Price	2007 Options	2007 Weighted Average Exercise Price
Balance, Beginning of year	10,000,000	$0.00963	0	-
Granted	182,000,000	$0.011	10,000,000	$0.00963
Exercised	(10,000,000)	$0.00963	0	-
Forfeited	-	-	0	-
Balance, end of year	182,000,000	$0.011	10,000,000	$0.00963
Exercisable at December 31,	170,000,000	$0.0104	10,000,000	$0.00963

The following table sets forth stock options outstanding at December 31, 2008.
Total Outstanding Options:	182,000,000	Total "in-the-money" Outstanding Options:	170,000,000
Average Price of Outstanding Options:	$0.0110	Average Price of "in-the-money" Outstanding Options:	$0.0104

Total Vested Options:	170,000,000	Total "in-the-money" Vested Options:	170,000,000
Average Price of Vested Options:	$0.0104	Average Price of "in-the-money" Vested Options:	$0.0104
Total Unvested Options:	12,000,000	Total "in-the-money" UN-Vested Options:	0

Options Breakdown by Range as at 12/31/2008
	Outstanding			Vested
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Strike Price	Vested Options	Remaining Vested Contractual Life	WA Vested Strike Price
$0.000 to $0.040	182,000,000	9.3819	$0.0110	170,000,000	9.3555	$0.0104
$0.050 to $0.090	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.100 to $0.140	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.150 to $0.190	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.200 to $0.250	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.000 to $0.250	182,000,000	9.3819	$0.0110	170,000,000	9.3555	$0.0104

The total options outstanding at December 31, 2008 had a weighted average remaining life of 9.3 years and an average intrinsic value of $618,000 based upon the closing price of the Company’s common stock of March 20, 2009.  The total options exercisable at December 31, 2008 had a weighted average remaining life of 9.3 years and an average intrinsic value of $618,000 based upon the closing price of the Company’s common stock of March 20, 2009.  The options exercised in 2008 were “cashless options”.  Because the Company maintained a full valuation allowance on our deferred tax assets, it did not recognize any tax benefit related to stock based compensation expense for the year ended December 31, 2007.

The Company had 12,000,000 unvested options outstanding at December 31, 2008 and -0- at December 31, 2007.  The total fair value of options vested during the fiscal years ended December 31, 2008 and 2007 was $2,269,533 and $89,292.  As of December 31, 2008 the remaining unrecognized compensation costs related to unvested options was $248,985.  The weighted average remaining requisite service

On December 13, 2007, the Company granted a stock option to Jim Golden, it’s COO, as stipulated in his Executive Employment Agreement, which became effective on that same date.   The Agreement carries a three year term.  Pursuant to the Agreement, Mr. Golden was granted 10,000,000 stock options currently at a strike price of $0.00963, which was equal to the current market price of its common shares on that date of the grant.   The options may be exercised up to 10 years provided Mr. Golden remains our employee, otherwise the agreement requires the stock options to be exercised or canceled upon separation.
The Agreement also provides for the issuance of additional grants of 10,000,000 stock options for each additional 100,000 ounces of gold resources, up to a maximum of 90,000,000 total additional stock options.  Due to the uncertainty involved in locating additional gold resources, we have determined that the additional 90,000,000 stock options were not earned at December 31, 2007.  We determined the value of the 10,000,000 stock options granted in 2007 by utilizing the Black-Scholes formula.  Our calculations were based on a three year life (life of the employment agreement), a volatility of 225% and a risk free interest rate of 3.07%.  Our calculations indicate that the value of the options granted were immaterial.   At December 31, 2007, the Company did not have any other options outstanding.

Note 18- Stock Warrants

As of January 01, 2008, Goldspring Inc had 2,743,508,248 outstanding common shares and 47,800,000 outstanding Warrants to acquire company shares, of which 47,800,000 of these derivatives were vested and exercisable. During the period ended December 31, 2008, 0 of these derivatives were exercised. Standard Employee Options and Warrants outstanding at December 31, 2008 were 104,200,000. Warrants totaling 27,800,000 at an average price of $0.20 expired during the period ended December 31, 2008. Outstanding common shares totaled 3,380,948,371 at December 31, 2008.

The Company recognizes warrant compensation expense over the requisite service period of the individual grant, which generally equals the vesting period.  The plan entitles the holder to shares of common stock when the award vests.   Awards generally vest ratably over five years.  The fair value of the award is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.  The Company uses newly issued shares of common stock to satisfy option exercises and stock awards.

The fair value of each grant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal years ended December 31, 2008 and 2007.
	2008	2007
Weighted Average volatility	149%	206%
Expected term (years)	4.12	3.70
Risk free rate	3.09%	3.67%
Dividend Yield	0.0%	0.0%
Weighted average grant date fair value	$0.01	$0.01

Stock warrant issuance is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. During the 12 month ended December 31, 2008, $1,129,220 was recognized as warrant expense in the consolidated statements of loss with a corresponding increase in contributed surplus. As at December 31, 2008, 104,200,000 warrants were exercisable and the weighted average years to expiration were 5.1 years.

A summary of the option activity under the Company’s share base compensation plan for the fiscal years ended December 31, 2008 and 2007 is as follows:
	2008 Options	2008 Weighted Average Exercise Price	2007 Options	2007 Weighted Average Exercise Price
Balance, Beginning of year	47,800,000	$0.1440	39,890,909	$0.141
Granted	84,200,000	$0.0173	7,909,091	$0.0094
Exercised	-	-	-	-
Forfeited	(27,800,000)	$0.20	-	-
Balance, end of year	104,200,000	$0.0169	47,800,000	$0.144
Exercisable at December 31,	104,200,000	$0.0169	47,800,000	$0.144

A summary of outstanding warrant issuances at December 31, 2008 is as follows:
Note Description	Issue Date	Number of Warrants	Original Term	Exercise Price
Convertible Notes 2006 & 2007	May 06 – June 07	20,000,000	5 years	Variable Exercise Price
Private Placement Q2 2008	Q2 2008	40,000,000	6 years	$0.02
Private Placement Q4 2008	Q4 2008	44,200,000	6 years	0.015

Total		104,200,000

Variable Exercise Price – The exercise price is equal to eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days upon day the warrants are exercise.  These warrants have a "Cashless Exercise".

The following table sets forth warrants outstanding at December 31, 2008.
Total Outstanding Options:	104,200,000	Total "in-the-money" Outstanding Options:	64,200,000
Average Price of Outstanding Options:	$0.0169	Average Price of "in-the-money" Outstanding Options:	$0.0150

Total Vested Options:	104,200,000	Total "in-the-money" Vested Options:	64,200,000
Average Price of Vested Options:	$0.0169	Average Price of "in-the-money" Vested Options:	$0.0150
Total Unvested Options:	0	Total "in-the-money" Unvested Options:	0

Options Breakdown by Range as at 12/31/2008
	Outstanding			Vested
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Strike Price	Vested Options	Remaining Vested Contractual Life	WA Vested Strike Price
$0.000 to $0.040	104,200,000	5.2075	$0.0169	104,200,000	5.2075	$0.0169
$0.050 to $0.090	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.100 to $0.140	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.150 to $0.190	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.200 to $0.250	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.000 to $0.250	104,700,000	5.2075	$0.0169	104,700,000	5.2075	$0.0169

Note 19 – Extinguishment of Debt

The following represents the reported gain from debt extinguishment resulting from a change in an embedded conversion option or an amendment and restatement of a note accounted for in accordance with the guidance offered in EITF 96-19 ”Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”.
	For the Year Ended December 31
	2008	2007
Convertible Notes Payable - 2006 & 2007	$127,647	$-
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	1,220,552	-
Gain – Debt Extinguishment	$1,348,199	$-

Extinguishment of Debt - Overview

The Company performed an analysis to determine whether the change in an embedded conversion option and the amendment and restatement of a note would be recorded as an extinguishment of debt or a modification of debt.  Based on our analysis, it was determined that the above change in an embedded  conversion option and the amendment and restatement of a note qualified as debt extinguishment under EITF 96-19, and we recorded a gain of $1,348,199 in the fourth quarter of fiscal 2008.

Convertible Notes Payable - 2006 & 2007

On February 20, 2008, as a result of the Company completing other financing arrangements, a “favored nations” clause was triggered in the 2006 and 2007 convertible notes, which changed the terms of the embedded conversion option and effectively established a fixed conversion rate of $0.01.  Our analysis indicated that the change in the embedded conversion option qualified as a substantial modification, and accordingly extinguishment of debt accounting should be applied.

Upon issuance, the embedded conversion option was “in the money”.  We recorded the note in accordance with EITF 98-5 regarding accounting for a beneficial conversion feature.  Our calculation of the intrinsic value of the new embedded conversion option was $2,380,000.  However,  EITF 98-5 paragraph 6, limits the allocation of proceeds to the conversion feature, to the face value of the note, therefore we recorded the value of the embedded conversion option at the face value of the note, which was $2,170,000.

Since the modified notes provide for immediate conversion, subject to a 4.9% “blocking feature”, the entire debt discount has been charged to interest expense in accordance with the guidance offered in EITF 00-27. Debt discount results from the allocation of note proceeds to the intrinsic value of the embedded conversion option.

A gain on Debt extinguishment of $127,647 was recorded as a result of the reduction in the recorded value of the embedded conversion option prior to the change, compared to the value of the embedded conversion option after the change.

The following summarizes the convertible note;
Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Interest Expense
$2,170,000	-	$0.01	217,000,000	$2,170,000

Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)

Debt Extinguishment July 10, 2008

On July 10, 2008, the Company amended the terms of $2,175,000 of unsecured promissory notes issued to Longview Fund, L.P. to (a) refinance the outstanding accrued interest of $607,563 by adding it to the note balance, (b) extend the terms and (c) to add a conversion feature.  The new debt instrument contained a fixed rate conversion feature of $0.0175 per share which did not previously exist in the group of original notes being restated.  Our analysis indicated that the change in the terms along with the change in the embedded conversion option qualified as a substantial modification, and accordingly extinguishment of debt accounting should be applied.  We recorded the note in accordance with EITF 98-5 pertaining to the beneficial conversion feature.  Our calculation of the intrinsic value of the new embedded conversion option was $2,305,552.  Since the amended and restated convertible note provide for immediate conversion, subject to a 4.9% “blocking feature”, the entire debt discount has been charged to interest expense in accordance with the guidance offered in EITF 00-27. Debt discount results from the allocation of note proceeds to the intrinsic value of the embedded conversion option.

The following summarizes the convertible note;
Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Interest Expense
$2,782,563	-	$0.0175	159,003,600	$2,305,552

No gain or loss on extinguishment was recorded.

Debt Extinguishment December 22, 2008

The Longview Amended and Restated Note  discussed above included a “full ratcheting” provision which resets the stated conversion rate for all subsequent stock issuances that are less then the conversion price that would be in effect at that time.  On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed conversion rate of $0.01. Our analysis indicated that the change in the terms along with the change in the embedded conversion option qualified as a substantial modification, and accordingly extinguishment of debt accounting should be applied. The intrinsic value of the convertible feature was determined to be $1,085,000.    In accordance with accounting guidance for extinguishment of debt, we recorded a gain of $1,220,552, representing the difference between the July 10, 2008 valuation of the convertible feature and the December 10, 2008 valuation of the convertible feature.

The following table summarizes the Gain on Extinguishment of debt arising from the Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)
2008
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note) – Valuation of convertible feature at July 10, 2008	$2,305,552
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note) – Valuation of convertible feature at December 22, 2008	1,085,000
Gain – Debt Extinguishment	$1,220,552

The following summarizes the convertible note after the Change in the conversion amount;
Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note
$2,782,563	-	$0.01	278,256,300

Note 20 - Subsequent Events

On January 27, 2009, the Company’s Board of Directors elected Jeffrey Pontius to serve as an independent director of the Company.  On March 6, 2009, Jeff Pontius resigned as a member of the Registrant’s Board of Directors. Mr. Pontius’ reason for resignation is increased personal and business obligations which would prevent him from devoting the necessary resources to perform his duties as a Director for the Registrant.  To the knowledge of the executive officers of the Registrant, this resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Note 21 — Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007consist of the following:

	2008	2007
Current:
Federal	$(14,300,000)	(11,200,000)
Deferred:	-	-
Federal	-	-

Increase in valuation allowance	14,300,000	11,200,000
Benefit for income taxes, net	$-	-

December 31,
2008 and 2007
Statutory federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective tax rate	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,	December 31,
	2008	2007
Net operating loss carry-forwards	$(14,300,000)	$(11,200,000)

At December 31, 2008 and 2007 the Company has a net operating loss carry-forward of approximately $40.9 million and $32.0 million respectively.   These operating loss carry-forwards begin to expire in 2024 and can offset future taxable income, subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over disclosure controls and procedures as of December 31, 2008 are effective.

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

We believe that internal control over financial reporting is effective as of December 31, 2008. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no changes during the quarter ended December 31, 2008 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Item9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

William J. Nance	64	Director
Robert A. Reseigh	63	Director
Jonathan D. Jaffrey	42	Director
Scott H. Jolcover	58	Director
Robert T. Faber	49	Director , President and CEO
James Golden	50	COO

William J. Nance has been a director of our Company since October 2005. Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance is also a Director of Intergroup Corporation, Santa Fe and Portsmouth.

Robert Reseigh has been an independent director of the Company since September 2008.  Mr. Reseigh has over 35 years of experience in the mining and underground construction industries. Mr. Reseigh, who holds an Engineer of Mines degree from the Colorado School of Mines, is a mining and civil engineering executive who has overseen over $1 billion in civil and mine construction projects during his career. Mr. Reseigh spent nearly 20 years with the Peter Kiewit organization, which is a recognized world leader in the mining industry. He held several positions there, including Vice President and Area Manager for Precious Metals Mine Projects. Mr. Reseigh also served as Executive Vice President of Atkinson Construction Company, a subsidiary of Clark Construction, where he directed all construction projects performed by the corporation. Mr. Reseigh is a frequent speaker at mining and construction industry conferences and has published several industry-specific papers. Mr. Reseigh has also been appointed as a member of the Moles Association and the Beavers Association, East Coast- and West Coast- based associations of prominent individuals in the heavy construction industry.

Jonathan D. Jaffrey has been an independent director of the Company since September 2008.  Mr. Jaffrey is the President and a founding partner of Springbanc Philanthropy Advisors, a nationally focused philanthropy consultancy. Mr. Jaffrey most recently served as chief operating officer, chief financial officer, and member of the investment committee for the W.M. Keck Foundation, a $1.4 billion private foundation focusing on science and engineering research, medical research, liberal arts, and community programs in Southern California. In addition to his duties at the W.M. Keck Foundation, Mr. Jaffrey served as President of a multigenerational family office serving the needs of a Los Angeles based Forbes 400 family. Mr. Jaffrey holds an M.B.A. from the University of Southern California.

Scott H. Jolcover has served as an independent director since January 2008. Mr. Jolcover served as Manager of the Plum Mine prior to and after it was acquired by GoldSpring in November 2003. Since leaving GoldSpring in 2006, Mr. Jolcover has worked as a consultant.

Executive Officers

Robert T. Faber, CPA* President and Chief Executive Officer
Mr. Faber is an executive with 20 years of diverse senior financial and operational management, business and acquisition experience, including 10 years of international business experience. Mr. Faber was named Chief Executive Officer and President of GoldSpring in September 2004. Prior to his appointment, he had served as Chief Financial Officer since June 2003.  Prior to joining GoldSpring, Inc., Mr. Faber served as Vice President of United Site Services, Inc., from 2002 until 2003, a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. (*License inactive)

Jim Golden, Chief Operating Officer
Mr. Golden is a mining engineer with over twenty-five years of experience in the mining industry before joining us in 2006.  Mr. Golden’s mining experience includes ten years with Peter Kiewit's mining division, where he was a district manager. A graduate of Montana Tech, Mr. Golden has owned his own consulting firm since 1990, where he has provided consulting services throughout the world for over 50 mining companies.

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. each of Bob Reseigh,  and Jonathan Jaffrey and Scott Jolcover is an independent director, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment.  Mr. Nance is not independent due to his working relationship with John Winfield.

Our Board of Directors had established three standing committees: an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. Due to the fact that Mr. Nance, who is not independent, was the sole Director during most of 2007, those Committees had been inactive.  However, the committees were revived effective January 1, 2009.  The following is a summary of the members of each of the committees:

Audit Committee:
William Nance – Chairperson
Robert Reseigh
Jonathan Jaffrey

Compensation Committee:
Jonathan Jaffrey – Chairperson
William Nance
Scott Jolcover

Corporate Governance and Nomination Committee
Robert Faber – Chairperson
Jonathan Jaffrey
Scott Jolcover

Item 11. Executive Compensation

The following table sets forth, for the periods indicated, the total compensation for services provided to us in all capacities by our Chief Executive Officer. No other executive officer received aggregate compensation exceeding $100,000 during 2008.

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)			Long-Term Compensation Awards Securities	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Underlying Options (#)	Compensation ($)	TOTAL

Robert T. Faber(1)(2)	2008	$180,000	$-	80,000,000	$-	$180,000
Robert T. Faber(1)(2)	2007	180,000	-	-	$-	180,000
Robert T. Faber(2)	2006	147,500	-	-	$-	147,500
Robert T. Faber, President and Chief Executive Officer;	2005	120,000	-	-	$-	120,000
Chief Financial Officer	2004	115,000	10,000	-	$-	125,000
Jim Golden, COO(3)	2008	150,000	69,949	-	$-	219,949
Jim Golden, COO(3)	2007	150,000	-	100,000,000	$-	150,000
Jim Golden, COO (3)	2006	150,000	-	-	$-	150,000
Dennis Anderson, Senior Engineer (4)	2008	$76,300	$43,760	-	-	$120,060

(1)	Mr. Faber has served as President and Chief Executive Officer since September 2004 and Chief Financial Officer since June 2003.

(2)	$90,000 of Mr. Faber’s 2005 - 2008 salary has not yet been paid. We intend to pay this amount in 2009.

(3)	Mr. Golden has served as Chief Operating Officer since October 2006. Prior to October 2006, Mr. Golden served as a consultant to our Company

(4)	Mr. Anderson is a part-time employee

Stock Options

We did Issues grant stock options two officers and four directors during 2008. There were shares of common stock underlying unexercised stock options at December 31, 2008. This information is summarized herein below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2008

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert T. Faber	80,000,000	-	-	.01119	01/09/18	-	-	-	-
Jim Golden	90,000,000	-	-	.00963	12/13/17	-	-	-	-
William Nance			3,000,000.02		9/30/18
Robert Reseigh			3,000,000.02		9/30/18
Jonathan Jaffrey			3,000,000.02		9/30/18
Scott Jolcover			3,000,000.02		9/30/18

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

Effective as of December 13, 2007, the Company entered into an Executive Employment Agreement with Jim Golden, its COO. The Agreement carries a three year term from December 13, 2007. During the term of the Agreement, Mr. Golden’s base salary shall be $150,000 per year, with such increases as may be determined by the Company’s Compensation Committee, with a bonus not to exceed 50% of the base salary then in effect. Also pursuant to the Agreement, Mr. Golden shall be granted 10,000,000 stock options currently and will be eligible for an additional 10,000,000 options for each addition one hundred thousand ounces of gold resource up to 90,000,000 options. All earned and vested options have an exercise price of $0.00963. Mr. Golden shall continue to receive his full base salary for a period of one year from date of termination and upon a sale of the Company, he shall receive a one time lump sum payment equal to 100% of his then in effect base salary, with all options vesting immediately.

Compensation of Directors

During the fiscal year ended, our Directors were/were not given compensation for services rendered as Directors. The following table summarizes any compensation given in 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Nance	$7,500	15,000,000	3,000,000	-	-	-	-
Robert Reseigh	4,834	-	3,000,000	-	-	-	-
Jonathan Jaffrey	5,667	-	3,000,000
Scott Jolcover	4,834	5,000,000	3,000,000
Robert Faber	$-	-	-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008 by (1) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all directors and officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent(2)

Directors and Executive Officers:
Robert T. Faber (1) (2) (4)	80,090,000	2.3%
Jim Golden(1) (2)	98,265,714	2.8%
William Nance(2)	15,750,000	0.5%
Robert Reseigh (2) (3)	750,000	0.1%
Jonathan Jaffrey (2) (3)	1,150,000	0.1%
Scott Jolcover (1) (2) (4)	22,673,904	0.7%

All directors and executive officers as a group (four persons)	218,679,618	6.5%

5% Shareholders:

Merriman Curhan Ford(5)	265,422,999	7.9%

(1)
Includes, when applicable, shares owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2008 by the exercise of vested stock options.

(2)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of December 31, 2008. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of December 31, 2008 upon the conversion of convertible notes or the exercise of warrants or stock options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(3)	.Appointed as a director in September 2008

(4)	Appointed as Director in January 2008

(5)
Merriman Curhan and Ford’s (MFC) address is 600 California Street, 9th Floor, San Francisco, California 94108. Includes shares of common stock held by D. Jonathan , MCF’s Chief Executive Officer, and spouse

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. each of Bob Reseigh,  and Jonathan Jaffrey and Scott Jolcover is an independent director, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment.  Mr. Nance is not independent due to his working relationship with John Winfield.

During the first quarter 2009 Mr. Faber, on behalf of the Company, paid approximately $45,000 to several vendors to meet Company obligations.  The Company intends to repay Mr. Faber these monies during the second quarter 2009.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2008 and December 31, 2007, are as follows:

	2008	2007
Audit fees	$52,500	$37,500
Audit-related fees	$10,000	$11,700
Tax fees	$10,000	$10,000
All other fees	$0	$0

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audits, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

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

Item 15.  Exhibits Financial Statement Schedules.

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

Date April14, 2009

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert T. Faber	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2009
Robert T. Faber	(Principal Executive Officer and Principal Financial Officer)

/s/ Jonathan D. Jaffrey	Director	April 14, 2009
Jonathan D. Jaffrey

/s/ scott h. jolvover	Director	April 14, 2009
Scott H. Jolcover

/s/ William Nance	Chairman of the Board and Director	April 14, 2009
William Nance

/s/ Robert a. reseigh	Director	April 14, 2009
Robert A. Reseigh