Form 10-Q
period 2009-03-31
GOLDSPRING INC
filed 2009-05-18
CIK 1120970

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐ Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at May 7, 2009 was 3,487,847,312.

Table of Contents

  Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A of Part II, “Risk Factors.”

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,504	$322,938
Other current assets, net	22,500	-
Total Current Assets	29,004	322,938

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	1,530,547	1,530,547
Plant and equipment, net	716,259	489,236
Total Mineral Rights, Plant and Equipment	2,246,806	2,019,783

RECLAMATION BOND DEPOSIT	766,768	766,768
OTHER LONG-LIVED ASSETS	391,182	408,190

TOTAL ASSETS	$3,433,760	$3,517,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,867,911	$1,222,933
Accrued expenses	184,088	121,750
Accrued interest payable	4,143,001	3,458,734
Convertible debentures	10,187,966	10,187,966
Other debt	2,732,579	2,660,565
Total Current Liabilities	19,115,545	17,651,948

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term convertible debt obligation, net of current portion	2,782,563	2,782,563
Long-term debt obligation, net of current portion	620,000	500,000
Derivative liability	5,368,333	5,368,333
Long-term reclamation liability	1,125,748	1,105,342
Total Long-Term Debt and Other Long-Term Liabilities	9,896,644	9,756,238

Total Liabilities	29,012,189	27,408,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 3,487,847,312 (March 31, 2009) and 2,743,508,248 (March 31, 2008)	2,322,906	2,251,712
Additional paid-in capital	25,012,492	22,721,504
Accumulated deficit	(52,913,827)	(48,863,723)
Total Stockholders’ Deficiency	(25,578,429)	(23,890,507)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICICT	$3,433,760	$3,517,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarters Ended March 31,
	2009		2008

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		38,866		60,000
Reclamation, exploration and test mining expenses		1,450,316		649,093
General and administrative		382,554		300,202
Consultants and professional fees		70,406		31,019
Total Cost and Expenses		1,942,142		1,040,314
LOSS FROM OPERATIONS		(1,942,142)		(1,040,314)

OTHER INCOME (EXPENSE):
Financing cost – warrant issuances		(1,326,862)		―
Other, net		―		744,385
Interest expense		(781,100)		(741,191)
Total Other Expense		(2,107,962)		3,194

NET LOSS		$(4,050,104)		$(1,037,120)

Net loss per common share - basic		$(0.0012)		$(0.0004)

Basic weighted average common shares outstanding		3,421,684,919		2,917,703,633

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICICT
For the Quarter Ended March 31, 2009

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2007 (Restated)	2,743,508,248	$1,827,177	$12,969,210	$(32,376,040)	$(17,579,653)

Common stock issued for:
Debenture principal	196,155,028	130,639	1,949,634	-	2,080,273
Debenture interest	151,961,857	101,207	1,456,497	-	1,557,704
Mineral rights	3,866,667	2,575	76,983	-	79,558
Consulting services	7,166,704	4,773	106,323	-	111,096
Mining software	2,434,892	1,622	8,118	-	9,740
Directors	20,000,000	13,320	221,080	-	234,400
Employees	10,665,714	7,103	132,787	-	139,890
P Private placement	137,000,000	91,242	1,428,758	-	1,520,000
	529,250,862	352,481	5,380,180	-	5,732,661
Warrant cost and stocked based option compensation			3,434,323	-	3,434,323
Liquidated damages	108,189,261	72,054	937,791	-	1,009,845

Net loss	-	-	-	(16,487,683)	(16,487,683)

December 31, 2008	3,380,948,371	$2,251,712	$22,721,504	$(48,863,723)	$(23,890,507)

Common stock issued for:
Debenture interest	6,798,941	4,528	71,722	-	76,250
Employees	1,500,000	999	20,001	-	21,000
P Private placement	98,600,000	65,667	920,333	-	986,000
	106,898,941	71,194	1,012,056	-	1,083,250
Warrant cost and stocked based option compensation			1,278,931	-	1,278,931

Net loss	-	-	-	(4,050,104)	(4,050,104)

March 31, 2009	3,487,847,312	$2,322,906	$25,012,492	$(52,913,827)	$(25,578,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended March 31,
	2009		2008

OPERATING ACTIVITIES:
Net loss		$(4,050,104)		$(1,037,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		38,866		150,625
Stock warrants and stock based compensation		1,299,931		234,400
Interest and liquidated damages paid through the issuance of stock		76,250		869.966
Accretion Interest		20,406
Payments through the issuance of company stock		―		―
Private Placement Financing Fees		83,500		―
Net loss adjusted for non-cash operating activities		(2,531,151)		217,871
Changes in operating assets and liabilities:
Prepaid and other current assets		(22,500)		54,166
Accounts payable		644,978		117,554
Accrued expenses		746,605		(1,510,115)
Other operating assets and liabilities		―		―
Other		―		207,532
NET CASH USED IN OPERATING ACTIVITIES		(1,162,068)		(912,992)

INVESTING ACTIVITIES:
Mineral claims		―		(52,910)
Acquisition / sale of plant and equipment		(128,880)		(16,463)
NET CASH USED IN INVESTING ACTIVITIES		(128,880)		(69,373)

FINANCING ACTIVITIES:
Principal payments on Note Payable		(2,986)		(12,297)
Net proceeds from the issuance of company stock		902,500		500,000
Proceeds from the issuance of note payable to related party		75,000		1,000,000
NET CASH PROVIDED BY FINANCING ACIVITIES		974,514		1,487,703

INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS		(316,434)		505,338
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		322,938		174,996
CASH AND CASH EQUIVALENTS, END OF YEAR		$6,504		$680,334
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID	$	―	$	―

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest		$76,250		$600,066
Issuance of company stock for liquidated damages	$	―		$428,469
Conversion of debt principal into company’s common shares	$	―		$770,273
Issuance of company stock to employees		$21,000	$	―
Issuance of company stock for directors’ fees	$	―		$234,400
Seller note for acquisition of land		$120,000	$	―
Issuance of company stock for consulting services	$	―		$25,760
Issuance of company stock for software		―		9,740
Issuance of company shares for acquisition of mineral claims	$	―		$28,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 1 - Basis of Presentation

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company refocused as a mining company, when we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company operating test mine, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to recommence production; increase reserves through exploration and acquisitions; expand our footprint at the Plum Mine; and maximize value for our shareholders.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations during the three month ended March 31, 2009.   During the three months ended March 31, 2009, the Company incurred a net loss of $4,050,104.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital especially given the current general economic conditions domestically and abroad.

Note 4 — Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly owned subsidiaries: GoldSpring, LLC, Ecovat Copper Nevada, LLC, The Plum Mining Company, LLC, and the Plum Mine Special Purpose Company LLC. All material inter-company transactions and balances have been eliminated in consolidation.  Certain reclassifications have been made in the 2008 results to conform to the presentation used in 2009.

Cash and Cash Equivalents

We consider all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at March 31, 2009 and December 31, 2008.

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

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. We adopted SFAS No. 144 in our evaluation of the fair value of certain assets described in Notes 5 and 6.

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

Deferred Financing Charges

During the three month periods ended March 31, 2009 and 2008 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $0 and $200,000 respectively. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the quarter ended March 31, 2009 and 2008 we recognized $0 and $90,625 respectively of interest expense related to the amortization of deferred financing fees.

Plant and Equipment

We state plant and equipment at cost. We provide depreciation and amortization in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives or productive value.

We capitalize expenditures for renewals and improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time. We use the straight-line method of depreciation for financial reporting purposes, depreciating assets over useful lives ranging from 3 to 15 years.

We review the carrying value of our plant and equipment assets on a quarterly basis. Where information and conditions suggest impairment, we write-down these assets to net recoverable amount, based on estimated future cash flows that may be attained from them.

Mineral Rights

We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by SEC Industry Guide 7, exploration expenditures are expensed as incurred.

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the quarters ended March 31, 2009 and 2008, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP SFAS No. 132(R)-1.  The Company has assessing the impact of FSP SFAS No. 132(R)-1 on its consolidated financial position and results of operations.  The impact of the adoption was not material to the Company’s condensed consolidated financial statements.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company has assessed the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.  The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company has assessed the impact of EITF No. 08-8 on its consolidated financial position and results of operations.  The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has assessed the impact of EITF No. 08-7 on its condensed consolidated financial position and results of operations and determined it to be immaterial.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company has assessed the impact of EITF No. 08-6 on its consolidated financial position and results of operations and determined it to be immaterial.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company has assessed the impact of FSP EITF No. 08-5 on its condensed consolidated financial position and results of operations and determined it to be immaterial.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP SFAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company has assessed the impact of FSP FAS No. 133-1 on its condensed consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP SFAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company has assessed the impact for FSP FAS No. 117-1 on its condensed consolidated financial position and results of operations and determined it to be immaterial.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has assessed the impact of EITF 03-6-1 on its condensed consolidated financial position and results of operations and determined it to be immaterial.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company has assessed the impact of EITF 07-5 on its condensed consolidated financial position and results of operations and determined it to be immaterial.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its condensed consolidated financial position and results of operations and determined it to be immaterial.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its condensed consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's condensed consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company has assessed the potential impact of FSP FAS No. 142-3 on its condensed consolidated financial statements and determined it to be immaterial.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Delay in Effective Date

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company has assessed the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition and determined it to be immaterial.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original ARB No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company has assessed the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition and determined it to be immaterial.

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

Note 5 — Mineral Rights

Mineral rights at March 31, 2009 and 2008 consisted of the following:

	2009	2008

Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	69,138	69,138
Comstock Lode Claims	1,271,409	1,088,609
Water rights	90,000	90,000
	$1,530,547	$1,347,747

Note 6 — Property and Equipment, net

Plant and equipment at March 31, 2009 and 2008, consisted of the following:

	2009	2008
Land and Building	$677,443	$542,166
Vehicle and Equipment	302,094	430,969
Processing and Lab	704,527	452,017
Furniture and Fixtures	49,391	64,651
	1,733,455	1,489,803
Less accumulated depreciation	(1,017,196)	(1,122,300)
	$716,259	$367,503

Depreciation expense for the three months ended March 31, 2009 and 2008 was $21,858 and $60,000, respectively.  We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

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

Note 8 — Long-term Reclamation Liability

We have an accrued a long-term liability of $1,125,748 and $553,190 as of March 31, 2009 and 2008 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection in 2008. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.  The reclamation liability accretion expense for the three month period ended March 31, 2009 was $20,406 and the amortization of Long-lived assets was $17,008 for the same period.

Following is a reconciliation of the aggregate retirement liability associated with on our reclamation plan for our Comstock Project

2009
Long-term asset retirement obligation 1/1/2009	$1,105,342
Additional obligations incurred	―
Increase in present value of the reclamation obligation (accretion expense)	20,406
Long-term asset retirement obligation 03/31/2009	$1,125,478

Note 9 - Notes Payable Stockholders

Mr. Winfield and his affiliates (“Winfield Group”) held various notes and debentures issued by the Company that are reported in several different liabilities accounts March 31, 2009, as follows:

	Principal	Interest
Convertible Debentures Payable – Investors (Note 10)	$687,928	$103,664
Convertible Debentures Payable - Mandatory Redemption payment (Note 10)	4,412,058	1,258,837
Convertible Notes Payable - 2006 & 2007 (Note 10)	1,620,000	894,049
Promissory Notes – July 2005 Financing (Note 11)	1,200,000	1,043,125
Promissory Notes – Plum Mine (Note 11)	250,000	51,440
Promissory Notes Payable – December 2007 (Note 11)	600,000	60,823
Promissory Notes Payable – February 2008 (Note 11)	600,000	49,113
Convertible Notes Payable – 2008 (Note 10)	2,500,000	162,972
	$11,869,986	$3,624,023

The Winfield Group consists of Mr. Winfield and Santa Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, and combined, represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  As of March 31, 2009, the Company is in default of the terms on several outstanding notes payable and accordingly the entire note balances of the defaulted notes have been recorded as current liabilities.

Note 10 - Convertible Debentures

Convertible debentures at March 31, 2009 and 2008 were as follows:

	2009	2008
Convertible Debentures Payable-Investors	$1,105,908	$1,105,908
Convertible Debentures Payable- Mandatory Redemption payment	4,412,058	5,522,058
Convertible Notes Payable – 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable – 2008	2,500,000	―
Embedded Derivatives (Note accretion)	―	(906,989)
Total	$10,187,966	$7,890,977

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

The convertible notes payable as of March 31, 2009 are as follows:

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

The Convertible Notes Payable -2008 contain a nondetachable convertible option that was “in the money” at the commitment dates.  Accordingly, we applied the accounting guidance of EITF 98-5, EITF 00-27 and EITF 08-4 to determine the methodology for calculating the value of this embedded conversion option.   Pursuant to EITF 98-5 and EITF 00-27, we used the intrinsic value calculation (the difference between the conversion price and the quoted market price of our shares at the commitment date multiplied by the number of shares into which the security is convertible) to determine the value of the convertible feature.  The Convertible Notes provide the following Conversion Right: “Each Lender shall have the right at any time, and from time to time, on or prior to the Maturity Date to convert all or any part of the outstanding unpaid amount of the Note into fully paid and non-assessable shares of Common Stock.”   In general, the value of the conversion option is recorded as a debt discount and amortized over the term of the note, but since the Lender has the right to convert into common shares at the issuance date, the entire amount was recorded to interest expense in this reporting period.

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note
$ 2,500,000	-	$0.015	166,666,667

Note 11 —Other Debt

Other Debt at March 31, 2009 and 2008 are as follows:

	2009	2008
Promissory Notes Payable - 2005 through 2008	$2,400,000	$4,775,000
Promissory Notes Payable – February 2009	75,000	―
Debt – Plum Mine	250,000	250,000
Equipment Financing - current portion	7,579	10,292
	$2,732,579	$5,035,292

Promissory Notes Payable –2005 through 2008

Promissory Notes Payable at March 31, 2009 and 2008 are as follows:

	2009	2008
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	―	300,000
Promissory Notes Payable-December 2005 Financing	―	575,000
Promissory Notes Payable-February 2006 Financing	―	250,000
Promissory Notes Payable-March 2006 Financing	―	150,000
Promissory Notes Payable-July 2007 Financing	―	300,000
Promissory Notes Payable-October 2007 Financing	―	200,000
Promissory Notes Payable-March 2008	―	600,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	600,000
	$2,400,000	$4,775,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major investor. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 8). As of December 31, 2006 we had failed to make any monthly payments on the notes and they are in default.

Promissory Notes Payable – September 2005 through October 2007 Financing

In July 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P.  These amended notes have been reported as long-term debt (See Note 9).

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

Promissory Notes Payable – February 2009

During February 2009, Mr. Winfield advanced the Company $75,000.  This advance was later rolled into to a $2 million financing transaction completed on May 1, 2009 (See Note 20).  The May 2009 convertible notes bear interest at the rate of  9% per annum, and interest is payable quarterly in either cash or Company common stock, at 85% of market price. The term of the Notes is three years from the date of issuance, and the Notes are convertible into Company common stock, at a conversion price of $.0125 per share. The Notes are secured by a lien on all of the Company’s assets.

 Debt - Plum Mine

We have a non-interest bearing note payable note related to our purchase of the Plum Mining property. The note does include, however, a clause for 5% annual interest on all past due balances. The note was payable in ten quarterly payments through June 2006. As of March 31, 2009 we still had a $250,000 note balance due.

Note 12 — Long-term Convertible Debt Obligation

Convertible debentures at March 31, 2009 and 2008 were as follows:
	2009	2008
Long-term Convertible Notes Payable – July 2008 (Longview Amended and Restated Note)	$2,782,563	$	―
Less Current Portion	―		―
Long-term Convertible Notes Payable, net of current portion	$2,782,563		$-

Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P. The amended terms are as follows:

Expiration Date:	July 10, 2011
Accrued Interest:	Accrued interest at July 10, 2008 capitalized into the amended and revised note.
Interest Rate:	11%, payable in arrears in cash or stock (at a 15% discount to market price, calculated as a 5 day trailing VWAP)
Conversion:	The principal amount of the Note and interest thereon is convertible into Goldspring Common Stock at a price of $.0175 per share.
Term:	Three Years
Anti Dilution:	Full ratchet

Longview Amended and Restated Notes at July 10, 2008 were as follows:

	Principal	Interest
Promissory Notes Payable-September 2005 Financing	$300,000	$172,870
Promissory Notes Payable-December 2005 Financing	375,000	211,966
Promissory Notes Payable-February 2006 Financing	250,000	98,164
Promissory Notes Payable-March 2006 Financing	150,000	56,237
Promissory Notes Payable-July 2007 Financing	300,000	58,526
Promissory Notes Payable-October 2007 Financing	200,000	-
Promissory Notes Payable-March 2008 Financing	600,000	9,800
	$2,175,000	$607,563

On March 10, 2008, we received the $500,000 balance of the financing from the December 11, 2007 financing agreement. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundredths (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date. On July 10, 2008, the Company amended its promissory note with Longview Fund, L.P., which had outstanding principal of $2,175,000 and related outstanding interest of $607,563 through the issuance of an Amended and Restated Promissory Note in the aggregate amount of $2,782,563 as summarized above.

Note 13 — Long-term Debt Obligation

Long-term debt at March 31, 2009 and 2008 was as follows:

	2009	2008
Long-term Debt - Winfield Debenture	500,000	―
Long-term Debt - Equipment Financing	7,579	19,283
Less current portion	(7,579)	(8,991)
Long-term debt, net of current portion	$500,000	$10,292

Long-Term Debt – Winfield Debenture

On December 8, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $500,000 bearing loan interest of 11% per annum.  The term of loan is for two years commencing from the date of the loan agreement.

Long-Term Debt - Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an average interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt.

Principal payments on long-term debt financing for the next four years are as follows:

2009		$7,579
2010	$	―
2011	$	―
2012 and thereafter	$	―
Total		$7,579

Note 14 — Stockholders’ Equity

Common stock was issued during the year ended March 31, 2009 and March 31, 2008 for the following purposes:

	2009 Share Issuances	Share Value		2008 Share Issuances	Share Value
Debenture principal	―	$	―	79,847,173	$770,273
Debenture Interest	6,798,941		76,250	67,145,795	600,066
Liquidated damages	―		―	50,051,631	428,469
Private placements	98,600,000		986,000	50,000,000	500,000
Mineral claims	―		―	2,000,000	28,690
Mining software	―		―	2,434,892	9,740
Consulting	―		―	2,000,000	25,760
Employees and directors	1,500,000		21,000	20,000,000	234,400

Total	106,898,941		$1,083,250	273,479,491	$2,597,398

Debenture Principal, Debenture Interest and Liquidated Damages

The following represents principal and interest payments on debt, made during the three months ended March 31, 2009 with the issuance of our common stock.

Note Description	Interest Payment Number of shares	Value of Shares	See Note
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	6,798,941	$76,250	Note12

Private Placements

The following private placement transactions raised a total of $950,000 in exchange for 95,000,000 shares of our unregistered Common stock, were place with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•
In the first quarter 2009, $950,000 for 95,000,000 shares at $0.01 per share and 95,000,000 warrants. The warrants have an exercise price of $.015 and a term of six years.  We also issued 3.6 million shares as a placement fee.

Employees and directors

During the three month period ended March 31, 2009, the following shares were issued to employees and Company directors:

•
In January 2009, pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of one million five hundred thousand of our unregistered shares, valued at $21,000 or $0.014 per share.

Note 15- Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is zero in all periods presented. For the quarters ended March 31, 2009 and March 31, 2008, there were approximately 1,885 million and 1,260 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the three month period ended March 31
	2009	2008
Weighted average number of common shares outstanding – basic	3,422	2,918
Dilution from convertible debt, stock options and warrants	1,885	1,260
Weighted average number of common shares outstanding – diluted	5,307	4,178

Note 16- Embedded Derivatives

“Derivative liability” totaling $5,368,833 at March 31, 2009 represents the fair value of the conversion feature (embedded derivatives) included in debt.    See Note 10 - Convertible Debentures: Embedded Derivatives and Note 12 — Long-term Convertible Debt Obligation: Embedded Derivatives for additional information.

Note 17 - Subsequent Events

On May 1, 2009, the Company secured $2,000,000 of additional convertible debt financing.  The agreement gives the Company the right, upon 30 days prior written notice to the Lenders, to request financing of not less than $250,000 and or more than $500,000 per loan request.  The Company may request loans at any time between May 1, 2009 and August 28, 2009.   As of the date of the filing the Company has requested and received $750,000 of financing.

The terms of the agreement are as follows:

Convertible Loan Amount:	Up to $2,000,000
Interest Rate:	9%, payable in arrears in cash or stock (at a 15% discount to market price, calculated as a 5 day trailing VWAP)
Conversion:	The principal amount of the Note and interest thereon is convertible into Goldspring Common Stock at a price of $.0175 per share.
Term:	Three Years
Warrants:	50% Stock warrant coverage (Maximum warrants: 80,000,000) with an exercise price of $0.02 and a term of four (4) years
Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

Note 18 - Unregistered Sales of Securities

During the first quarter 2009, Goldspring raised $950,000 through a private placement to six (6) accredited investors. In consideration we issued 95,000,000 shares of our unregistered Common Stock at $0.01 per share purchase price plus 95,000,000 warrants to purchase Common Stock at $0.015.  The term of the warrants is six (6) years.  The proceeds from this private placement were used to fund exploratory drilling and for general working capital.  In addition, 3.6 million shares were issued as part of a placement fee.

In January 2009, pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of one million five hundred thousand of our unregistered shares, valued at $21,000 or $0.014 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes also included in this 10-Q.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations for the three months ended March 31, 2009, as well as our future results.

Overview

GoldSpring, Inc. (Company) is a North American precious metals mining company, focused in Nevada, with an extensive land position of 334 claims that controls 4,300 acres comprised of 590 acres of patented claims (private lands) and 3,710 acres unpatented claims subject to various underlying royalties, in the historic Silver City and Comstock mining districts, Storey County and Lyon County, Nevada, USA. The Company was formed in mid-2003, and during that year acquired two properties in the Comstock Lode District. The Company deployed several million dollars securing permits, building an infrastructure and bringing the exploration project into test mining production within a year of its acquisition.

The Company, in 2005, began consolidating the Comstock Lode District by acquiring additional properties. The Company successfully expanded our footprint and creating additional opportunities for exploration and mining.  The Company's objectives are to create reserves through exploration, resume mining, optimize its production, and maximize shareholder value.

From September 2004 through 2006 the Company operated its Plum Mine open pit gold and silver operation located on the patented Billie the Kid claims in the Comstock District.  During this period, the Plum Mine operation  produced 11,550 ounces of gold and 45,376 ounces of silver.  The average recoverable grade for gold was 0.034 ounces per ton and for silver was 0.13 ounces per ton.  In early 2007 the Company decided to suspend mining operations and to go into voluntary temporary closure in order to focus on our footprint in the Comstock,, study the geology of the District, delineate minerlization and create a drilling strategy and plan.  The focus shifted from mine operations to exploration and developmental drilling in order to define mineralization.  In addition, a comprehensive metallurgical testing program was initiated to ensure optimum precious metal recovery from future production.

The majority of 2007 was focused on collecting and analyzing geological information from our Comstock project in Nevada, the Hartford / Lucerne Complex provided a unique opportunity to identify significant precious metals mineralization that would lead us to open pit mine production in a short period of time.

The Company’s goal is to reopen The Plum Mine during 2010 by commencing open pit mining at the Hartford / Lucerne Complex.  To achieve this goal, the Company contracted Techbase to create a computerized mine modeling and mineralization estimate and commissioned an in house scoping study.  The scoping study includes a complete comprehensive mine plan and mining schedule.  Construction of the new milling facility and new process ponds as well as the expansion of the processing facilities will require a diligent, efficient and fully funded effort to achieve production by early 2010.  A mine truck and shovel fleet, and ancillary mine production equipment will need to be acquired and placed in service by the mine production team.  The mine production team will supply the ore to the mill and heap leach pad for processing.  .   Our ability to resume mining is dependent upon securing sufficient funds to procure the mining fleet and related assets..

Results of Operations and Operational Plan

The Hartford / Lucerne complex area was the focus of the 2008 - January 2009 development drilling program.   The ultimate economic pit currently being planned trends onto public lands administered by the Bureau of Land Management (BLM), US Dept of the Interior. The existing production facility is located on private land. The Nevada Division of Environmental Protection -Bureau of Mine Regulation and Reclamation (BMRR) is the lead agency in the regulation of the operation of the Plum Mine.  The planned starter pit is located on patented lands.

Exploration, developmental and in-fill drilling since our decision to suspend mining operation has resulted in definition of new mineable precious metal mineral reserves (as per SME Guidelines 2007).  The Plum Mine has a State issued Mine Reclamation Permit (Permit No. NEV 0196) and an Operating Permit (NEV 2000109).  The Mine Reclamation Permit was updated in 2008 pursuant to a required three year review and modification program.  Pursuant to the 2008 approved Reclamation Plans, we have posted surety bonds for the Comstock Mine Project in the amount of $1,106,882 of which $766,768 was in the form of a cash deposit and the balance was secured from a surety bond with the Nevada Division of Minerals – Nevada Bond Pool Program.  This reclamation bond allows mining and processing at the currently permitted heap leach facility in the Comstock District of Storey County.

Modification to the State permits is underway to add changes to the processing system that will optimize precious metals recovery.  The Air Quality permit requires modification reflecting equipment modifications, additions and changes.  The Storey County Special Use Permit must be revisited before the commencement of mining.  Expected completion of permitting  should allow  re-opening of the mine in 2010.

A significant part of our success can be attributed to the tier-one team of experienced mining professionals that has been assembled since late 2007. This team created a drill campaign based on the results of the geological model they created from analyzing data for mineralization in the Comstock Mining District.    We launched this developmental surface drill program at the  Hartford / Lucerne Complex in December 2007 to delineate the zones of mineralization. The drill hole depth of this reverse circulation drill program typically ranged from 600 to 1000 feet.

Our fifteen month drill program, which ended in February 2009, consisted of 182 Reverse Circulation (RC) drill holes.     The majority of the 182 drill holes were planned and methodically located to drill Hartford / Lucerne Complex on adequate spacing to define continuity and grade ..  A small fraction of the allocated budget was used to drill holes on lease properties that required annual work commitments.  Several of these exploration drill holes intersected favorable mineralized zones and will be followed by additional offset drilling.

During this program the Company contracted two drilling companies:  Orbit Garant Drilling and George Delong Construction and Drilling.  The drill rigs were reverse circulation track rigs and one truck mounted drill rig that performed the exploration and developmental drilling at the Comstock project. Several experienced mining professionals and consultants with proven success were added in 2008 to further strengthen and augment all facets of mining, including metallurgy.  In order to fund these exploration efforts, the Company raised $5,120,000 in 2008 and $950,000 in the first fiscal quarter 2009 to finance this developmental and exploratory drill campaign.

Third-party consultant Mike Norred, Principle Engineer of Techbase International, modeled the results of this  Hartford / Lucerne Complex drill program combined with the historic drill results to estimate gold and silver mineralization. This statistical model confirmed that the drill spacing selection was correct.  The model independently confirmed many geologic attributes which control this mineralized material deposit.

Our procedures to ensure accurate reporting include:  1.) Surface collars of the individual drill holes were surveyed and drill holes completed after October 7, 2008 were surveyed down the hole.  2.) Samples of drilling were collected every five feet and duplicate samples every 100 feet.  3.)  Drill samples were kept in secured containers until pickup by American Assay Labs in Sparks, Nevada.  4.)  American Assay Labs was the principle certified commercial laboratory used by the Company for assay analysis.  5.  Check  assay analysis was conducted by ALS-Chemex Laboratories in Reno, Nevada  6.) Specific selected samples were assayed by the Company’s in-house analytical lab.

In 2008, the Company began to execute a mineral exploration and mine development business model with all activities focused on resumption of mine production in 2010.   The most relevant steps taken are as follows:

☐   Expanding our footprint in the Comstock Region and other acquisition opportunities through the entry into of two letters of intent to purchase rights, which upon consummation, may allow the Company to amass one of the largest land positions in the Comstock District.

☐   Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford / Lucerne complex in a more detailed manner

☐   Complete reserve report for the Hartford / Lucerne complex through a focus on infill drilling

☐   Expanded the permitted drilling area

☐   Updated  the mine reclamation bond

☐   Secured $3.0 million in financing from a major shareholder to fund our on-going drilling program in 2008

☐   Secured $1,520,000 in 2008 and $950,000 in the first fiscal quarter 2009 through various private placements to accredited investors to advance our drilling, permitting and mine design programs

In addition to our drilling activities ,, we expanded our mineral claim portfolio in the Comstock District through acquisition and the staking of mineral claims ..  We now control over 4,300 acres of patented and unpatented mining claims in the Comstock District of Nevada.  Approximately 2,000 acres of these holdings had been added through the staking new mineral claims.  We continue  remains focused on expanding its portfolio of land and mineral holdings in the Comstock District.

Our exploration staff is currently planning additional surface geochemical sampling, detailed geologic mapping and rock chip sampling on previously identified favorable targets and expanding onto additional targets areas.  We have consolidated historic exploration and production records using Techbase software to generate a computer model of the Comstock Mining District with the objective of delineating additional geologic targets that were previously untested.

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

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during in 2010. In order to resume production, the Company must complete complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet and related assets. In addition, we will need to construct the milling facility, process ponds and expand the existing processing facilities. A haul truck and shovel fleet, and ancillary mine production equipment will need to be acquired and placed in service by the mine production team.

There are also risks involved in the fact that one individual and his affiliates, as of March 31, 2009, beneficially own in excess of 24% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $11,639,508 at March 31, 200, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

DWC Resources Letter of Intent

On August 13, 2008, Goldspring, Inc. (the “Company”) entered into a binding letter of intent to purchase certain property owned by DWC Resources, Inc. in Storey County, Nevada.  The purchase price is $7,500,000, but is subject to adjustment pursuant to the results of a fairness opinion and/or appraisal to be obtained by the Company. The purchase price will be paid through issuance of a $7,500,000 promissory note which shall bear interest at the rate of 9% per year with quarterly interest payments due throughout the term of the note which is 5 years. The purchased assets include patented and unpatented lode mining claims owned by DWC Resources, Inc. in the Comstock Lode district. The letter of intent also provides for the payment of royalties ranging from 2% - 6% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to the party which sold the subject property to DWC Resources in 2007. There is also a commitment to expend a minimum of $250,000 per year on exploration by the Company for five years.  The letters of intent have yet to become binding agreements and thus we do not own the rights to any of the claims yet.

Sutro Tunnel Sublease

The Company simultaneously entered into a binding letter of intent to sublease the Sutro Tunnel Lease dated January 1, 2008 between Sutro Tunnel Co. and John Winfield or his nominee.  The purchase price for the sublease is $2,000,000 (which is subject to adjustment upon receipt of a third party fairness opinion/appraisal) payable pursuant to the issuance of a $2,000,000 promissory note which shall bear interest at the rate of 9%per year with quarterly interest payments due throughout the term of the note which is 5 years. The letter of intent also provides for the payment of royalties ranging from 6% - 8% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to Winfield if Winfield provides an acceptable buyout of the Sutro property. The Company is also required to fulfill lessee’s obligations under the Sutro Tunnel Lease with regard to payment of royalties and exploration expenditures.  The letters of intent have yet to become binding agreements and thus we do not own the rights to any of the claims yet.

Comparative Financial Information

Below we set forth a summary of comparative financial information the three months ended March 31, 2009 and 2008.

Comparative Financial Information

Three Months Ended March 31, 2009

	Quarter ended March 31, 2009	Quarter ended March 31, 2008	Difference
Revenue	$—	$—	$—

Depletion and amortization	38,866	60,000	(21,134)

Reclamation, Exploration and Test Mining Expense	1,450,316	649,093	801,223

General and Administration	382,554	300,202	82,352

Consulting and Professional Service	70,406	31,109	39,297

Financing cost – warrant issuances	1,326,862	—	1,362,862

Other, net	—	(744,385)	744,385

Interest Expense	781,100	741,191	39,909

Net Loss	$(4,050,104)	(1,037,120)	$3,012,984

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended March 31, 2009 and March 31, 2008.  In February 2007, we shifted our focus to geology and developmental / in-fill drilling and suspended mining activities.

Reclamation, Exploration and Test Mining Expenses were $ 801,223 greater for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. The variance reflects the suspension of mining activities in 2007and the commencement of our developmental / in-fill drilling program at our Comstock project in December 2007.

The first calendar quarter 2009 General and administrative expenses increased by $82,352 from the first calendar quarter 2008.  The variance reflects increased labor costs from the hiring of additional employees and $21,000 of stock based compensation from a stock grant to an employee.

Consulting and professional expenses for the three month period ended 2009 were $70,406 compared to $31,109 for the three month ended March 31, 2008, amounting to $39,297 quarter over quarter increase.  The increase in expenses reflects higher fees from our outside auditors and a negotiated reduction in legal fees during the first quarter 2008.

The first calendar quarter 2009 Financing cost – warrant issuance expense represents the fair value calculation for the 95 million warrants issued in conjunction with six (6) private placements during the quarter.  The fair value of each warrant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

Other, net of $744,385 in the first calendar quarter 2008 reflects an accrual adjustment to liquidated damages resulting from the extinguishment of debt.

Interest expense for the three month period ended March 31, 2009 increased by $39,909 from March 31, 2008. This variance reflects the issuance of additional interest bearing notes.

Our Company is a Development Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity. In the first calendar quarter 2009, we raised an aggregate of $950,000 through six private placements. In May 2009, we secured formal commitments for additional debt financing up to $2 million (See Note 17).  While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements Form 10-K for the year ended December 31, 2008, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2009, the Company is in default of the terms on several outstanding notes payable with the Winfield Group totaling $11,869,986 of principal and $3,624,023 of interest.  The Winfield Group consists of Mr. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

As of the end of the period covered by this Annual Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over disclosure controls and procedures as of March 31, 2009 are effective.

B.  Internal Control over Financial Reporting

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

There have been no changes during the quarter ended March 31, 2009 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do anticipate expending sums for additional drilling and analysis to establish proven or probable reserves on our properties. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are estimates only, subject to uncertainty due to factors, including the quantity and grade of ore, metal prices, and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining, and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the quantity of mineralized material may vary depending on metal prices. Any material change in the quantity of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production.

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

We are subject to federal laws that require environmental assessments and the posting of bonds, which may add significant costs to our operations and delays in our projects.

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

At March 31, 2009 we had outstanding 3, 487,847,312 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At March 31, 2009, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 1.9 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following private placement transactions raised a total of $950,000 in exchange for 95,000,000 shares of our unregistered Common stock, were place with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•	In the first quarter 2009, $950,000 for 95,000,000 shares at $0.01 per share and 95,000,000 warrants. The warrants have an exercise price of $.015 and a term of six years

Employees and directors

During the three month period ended March 31, 2009, the following shares were issued to employees and Company directors:

•
In January 2009, pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of one million five hundred thousand of our unregistered shares, valued at $21,000 or $0.014 per share.

.

Item 3. Defaults Upon Senior Securities

As of March 31, 2009, the Company is in default of the terms on several outstanding notes payable with the Winfield Group with principal balance due of $11,869,986 and accrued interest of $3,624,023 (See Note 8). Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Consolidated Balance Sheet as of March 31 ,2009 (Unaudited)

Consolidated Statement of Operations for the three-month periods ended March 31, 2009 and 2008 (Unaudited)

Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2009 and 2008 (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended March 31 2009:
Current Report of Form 8-K filed on January 15, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: May 18, 2009	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	President and Chief Executive Officer

	By:	/s/ Robert T. Faber
		Name:	Robert T. Faber
		Title:	Chief Financial Officer