Form 10-Q
period 2009-06-30
GOLDSPRING INC
filed 2009-08-14
CIK 1120970

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐        Accelerated filer ☐
☐ Non-accelerated filer       ☒ Smaller reporting company

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at August 3, 2009 was 3,609,751,058.

PART I.	3
Item 1. Financial Statements.	3
CONDENSED CONSOLIDATED BALANCE SHEETS	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	5
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	8
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	7
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 4. Controls and Procedures.	33

PART II.	34
Item 1. Legal Proceedings.	34
Item 1A. Risk Factors.	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3. Defaults Upon Senior Securities.	40
Item 4. Submission of Matter to Vote of Security Holders.	40
Item 5. Other Information.	40
Item 6. Exhibits.	40
SIGNATURES	41

EXHIBIT INDEX
Certification of CEO Pursuant to Rule 15d-14(a)
Certification of CFO Pursuant to Rule 15d-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

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

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$417,118	$322,938
Other current assets, net	521,156	-
Total Current Assets	938,274	322,938

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	1,530,547	1,530,547
Plant and equipment, net	695,664	489,236
Total Mineral Rights, Plant and Equipment	2,226,211	2,019,783

DEBT DISCOUNT	977,167	-
RECLAMATION BOND DEPOSIT	766,768	766,768
OTHER LONG-LIVED ASSETS	374,174	408,190

TOTAL ASSETS	$5,282,594	$3,517,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,686,575	$1,222,933
Accrued expenses	221,918	121,750
Accrued interest payable	3,727,041	3,458,734
Convertible debentures	10,187,966	10,187,966
Other debt	2,654,540	2,660,565
Total Current Liabilities	18,478,040	17,651,948

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term convertible debt obligation, net of current portion	4,282,563	2,782,563
Long-term debt obligation, net of current portion	620,000	500,000
Derivative liability	6.931,800	5,368,333
Long-term reclamation liability	1,146,154	1,105,342
Total Long-Term Debt and Other Long-Term Liabilities	12,980,517	9,756,238

Total Liabilities	31,458,557	27,408,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 3,609,251,058 (June 30, 2009) and 3,380,948,371 (Dec. 31, 2008)	2,403,761	2,251,712
Additional paid-in capital	26,696,170	22,721,504
Accumulated deficit	(55,275,894)	(48,863,723)
Total Stockholders’ Deficiency	(26,175,963)	(23,890,507)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICICT	$5,282,594	$3,517,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009		2008

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		37,603		60,000
Reclamation, exploration and test mining expenses		642,077		792,308
General and administrative		309,603		802,805
Consultants and professional fees		75,000		27,940
Total Cost and Expenses		1,064,343		1,683,053
LOSS FROM OPERATIONS		(1,064,343)		(1,683,053)

OTHER INCOME (EXPENSE):
Financing cost – warrant issuances		(418,173)		―
Other, net		(58,500)		(61,875)
Interest expense		(821,051)		(588,119)
Total Other Expense		(1,297,724)		(649,994)

NET LOSS		$(2,362,067)		$(2,333,047)

Net loss per common share – basic		$(0.0007)		$(0.0008)

Basic weighted average common shares outstanding		3,522,895,698		3,078,738,543

The accompanying notes are an integral part of these condensed consolidated financial statements

	Six Months Ended June 30,
	2009		2008

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		76,469		120,000
Reclamation, exploration and test mining expenses		2,092,393		1,441,401
General and administrative		692,217		1,103,007
Consultants and professional fees		145,406		58,959
Total Cost and Expenses		3,006,485		2,723,367
LOSS FROM OPERATIONS		(3,006,485)		(2,723,367)

OTHER INCOME (EXPENSE):
Financing cost – warrant issuances		(1,745,035)		―
Other, net		(58,500)		421,303
Interest expense		(1,412,171)		(1,329,310)
Total Other Expense		(3,405,686)		(908,007)

NET LOSS		$(6,412,171)		$(3,631,374)

Net loss per common share – basic		$(0.0018)		$(0.0012)

Basic weighted average common shares outstanding		3,476,648,168		2,078,738,543

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICICT
For the Quarter Ended June 30, 2009

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2007 (Restated)	2,743,508,248	$1,827,177	$12,969,210	$(32,376,040)	$(17,579,653)

Common stock issued for:
Debenture principal	196,155,028	130,639	1,949,634	-	2,080,273
Debenture interest	151,961,857	101,207	1,456,497	-	1,557,704
Mineral rights	3,866,667	2,575	76,983	-	79,558
Consulting services	7,166,704	4,773	106,323	-	111,096
Mining software	2,434,892	1,622	8,118	-	9,740
Directors	20,000,000	13,320	221,080	-	234,400
Employees	10,665,714	7,103	132,787	-	139,890
Private placement	137,000,000	91,242	1,428,758	-	1,520,000
	529,250,862	352,481	5,380,180	-	5,732,661
Warrant cost and stock based option compensation			3,434,323	-	3,434,323
Liquidated damages	108,189,261	72,054	937,791	-	1,009,845

Net loss	-	-	-	(16,487,683)	(16,487,683)

December 31, 2008	3,380,948,371	$2,251,712	$22,721,504	$(48,863,723)	$(23,890,507)

Common stock issued for:
Debenture interest	125,202,687	83,385	1,182,656	-	1,266,041
Employees	4,500,000	2,997	55,503	-	58,500
Private placement	98,600,000	65,667	920,333	-	986,000
	228,302,687	152,049	2,158,492	-	2,310,541
Warrant cost and stocked based option compensation			1,816,174	-	1,816,174

Net loss	-	-	-	(6,412,171)	(6,412,171)

June 30, 2009	3,609,251,058	$2,403,761	$26,696,170	$(55,275,894)	$(26,175,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended June 30,
	2009		2008

OPERATING ACTIVITIES:
Net loss		$(6,412,171)		$(3,631,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		76,469		350,833
Stock warrants and stock based compensation		1,874,674		533,000
Interest and liquidated damages paid through the issuance of stock		1,266,041		1,709,911
Accretion and debt discount interest		105,596		―
Payments through the issuance of company stock		83,500		358,380
Derivative change fair value, net		―		130,604
Net loss adjusted for non-cash operating activities		(3,005,531)		(548,646)
Changes in operating assets and liabilities:
Prepaid and other current assets		―		20,834
Accounts payable		463,641		98,969
Accrued expenses		368,476		(1,767,544)
Other operating assets and liabilities		―		―
Other		4,999		151,192
NET CASH USED IN OPERATING ACTIVITIES		(2,168,415)		(2,045,195)

INVESTING ACTIVITIES:
Mineral claims		―		(39,220)
Acquisition / sale of plant and equipment		(128,880)		(18,041)
NET CASH USED IN INVESTING ACTIVITIES		(128,880)		57,261)

FINANCING ACTIVITIES:
Principal payments on Note Payable		(6,025)		(12,297)
Net proceeds from the issuance of company stock		902,500		500,000
Proceeds from the issuance of note payable		1,495,000		1,000,000
NET CASH PROVIDED BY FINANCING ACIVITIES		2,391,475		1,487,703

INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS		94,180		195,089
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		322,938		174,996
CASH AND CASH EQUIVALENTS, END OF YEAR		$417,118		$370,085
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID	$	―	$	―

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest		$1,266,041		$700,066
Issuance of company stock for liquidated damages	$	―		$1,009,845
Conversion of debt principal into company’s common shares	$	―		$970,273
Issuance of company stock to employees		$58,500	$	―
Issuance of company stock for directors’ fees	$	―		$234,400
Seller note for acquisition of land		$120,000	$	―
Issuance of company stock for consulting services	$	―		$114,200
Issuance of company stock for software		―		9,740
Issuance of company shares for acquisition of mineral claims	$	―		$32,490
Issuance of company stock for financing fees		36,000		―

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 1 - Basis of Presentation

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company refocused as a mining company, when we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging operating test mine company, looking to build on our success through the acquisition of other mineral properties in Comstock Lode District of Nevada with reserves and exploration potential. Our objectives are to recommence production; increase reserves through exploration and acquisitions; and expand our footprint in the Comstock Lode District.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations during the six month ended June 30, 2009.   During the six months ended June 30, 2009, the Company incurred a net loss of $6,412,171.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through sale of royalties, loans, additional sales of its common stock and / or strategic joint venture arrangements. There is no assurance that the Company will be successful in raising additional capital especially given the current general economic conditions domestically and abroad.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at June 30, 2009 and December 31, 2008.

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

Deferred Financing Charges

During the six month periods ended June 30, 2009 and 2008 we recorded deferred financing charges associated with the issue of promissory notes payable totaling $0 and $230,833 respectively. We amortize the charges over the respective lives of the promissory notes payable as interest expense. During the quarter ended June 30, 2009 and 2008 we recognized $0 and $75,000 respectively of interest expense related to the amortization of deferred financing fees.

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the six months ended June 30, 2009 and 2008, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

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

Recent Authoritative Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Note 5 — Mineral Rights

Mineral rights at June 30, 2009 and 2008 consisted of the following:

	2009	2008

Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	69,138	69,138
Comstock Lode Claims	1,271,409	1,102,409
Water rights	90,000	90,000
	$1,530,547	$1,361,547

Note 6 — Property and Equipment, net

Plant and equipment at June 30, 2009 and 2008, consisted of the following:

	2009	2008
Land and Building	$677,443	$542,167
Vehicle and Equipment	302,094	430,969
Processing and Lab	704,527	452,017
Furniture and Fixtures	49,391	66,228
	1,733,455	1,491,381
Less accumulated depreciation	(1,037,791)	(1,182,300)
	$695,664	$309,081

Depreciation expense for the six months ended June 30, 2009 and 2008 was $42,454 and $120,000, respectively.  We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

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

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a bond to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. Pursuant to the approved Reclamation Plans we secured a $1,106,882 mine reclamation financial assurance instrument through the Nevada Division of Minerals' Bond Pool Program.  As required by the bond pool program, a cash deposit of $766,768 was made.

Note 8 — Long-term Reclamation Liability

We have an accrued a long-term liability of $1,146,154 and $553,190 as of June 30, 2009 and 2008 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection in 2008. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.  The reclamation liability accretion expense for the six month period ended June 30, 2009 was $40,812 and the amortization of Long-lived assets was $34,016 for the same period.

Following is a reconciliation of the aggregate retirement liability associated with on our reclamation plan for our Comstock Project

2009
Long-term asset retirement obligation 1/1/2009	$1,105,342
Additional obligations incurred	―
Increase in present value of the reclamation obligation (accretion expense)	40,812
Long-term asset retirement obligation 06/30/2009	$1,146,154

Note 9 - Notes Payable Stockholders

Mr. Winfield and his affiliates (“Winfield Group”) held various notes and debentures issued by the Company that are reported in several different liabilities accounts that are in default as of June, 2009.  The notes are as follows:

	Principal	Interest
Convertible Debentures Payable – Investors (Note 10)	$687,928	$6,391
Convertible Debentures Payable - Mandatory Redemption payment (Note 10)	4,412,058	515,925
Convertible Notes Payable - 2006 & 2007 (Note 10)	1,620,000	1,008,887
Promissory Notes – July 2005 Financing (Note 11)	1,200,000	1,139,815
Promissory Notes – Plum Mine (Note 11)	250,000	50,000
Promissory Notes Payable – December 2007 (Note 11)	600,000	91,009
Promissory Notes Payable – February 2008 (Note 11)	600,000	78,764
Convertible Notes Payable – 2008 (Note 10)	2,500,000	236,877
	$11,869,986	$3,127,663

The Winfield Group consists of Mr. Winfield and Santa Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, and combined, represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  As of June 30, 2009, the Company is in default of the terms on several outstanding notes payable and accordingly the entire note balances of the defaulted notes have been recorded as current liabilities.

Note 10 - Convertible Debentures

Convertible debentures at June 30, 2009 and 2008 were as follows:

	2009	2008
Convertible Debentures Payable-Investors	$1,105,908	$1,105,908
Convertible Debentures Payable- Mandatory Redemption payment	4,412,058	5,322,058
Convertible Notes Payable – 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable – 2008	2,500,000	―
Total	$10,187,966	$8,597,966

Convertible Debentures Payable - Investors

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

On March 31, 2005, we entered into a Settlement Agreement (“Settlement”) with the Mr. Winfield and agreed to convert the mandatory redemption payment into nine Convertible Debentures (“the Debentures”). Accordingly, we accrued a liability for approximately $6.9 million and reduced our paid-in-capital account for approximately $3.5 million. The Debentures are subject to various covenants and conditions, including, but not limited to anti-dilution rights and protective rights.  The Debentures accrue interest at 12% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007.   We are currently in default on this note.  The default interest rate is 18% per annum.

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

Convertible Debentures Payable - Mandatory Redemption

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

The convertible notes payable as of June 30, 2009 are as follows:

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

		$2,170,000

On August 23 and 24, 2006, the Company formally entered into an agreement with several investors to loan the Company $1,900,000, which was amended in March 2007, increasing the loan amount to $2,200,000. The notes bear interest at 12% per annum, payable on the first of each month commencing October 1, 2006, along with 1/24 of the face amount of such notes.  The notes are also convertible into Common Stock at a 50% discount to market until the underlying shares are registered and at a 15% discount to market thereafter. As additional consideration, the investors were issued a total of 20,000,000 warrants to purchase common stock at exercise prices based upon the same formulas for conversion of the amounts due under the notes. The notes are secured by a lien on the assets of Goldspring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation. In connection with this loan, the lender has agreed to acquire the existing mortgage on the Plum Mine property from the Brockbank Trust. To date, $2,170,000 of the $2,200,000 has been funded by the investors.  As of December 31, 2008, we had failed to make any monthly payments on the notes and they are in default. The default interest rate is 18% per annum.

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

The Convertible Notes Payable -2008 contain a non-detachable convertible option that was “in the money” at the commitment dates.  Accordingly, we applied the accounting guidance of EITF 98-5, EITF 00-27 and EITF 08-4 to determine the methodology for calculating the value of this embedded conversion option.   Pursuant to EITF 98-5 and EITF 00-27, we used the intrinsic value calculation (the difference between the conversion price and the quoted market price of our shares at the commitment date multiplied by the number of shares into which the security is convertible) to determine the value of the convertible feature.  The Convertible Notes provide the following Conversion Right: “Each Lender shall have the right at any time, and from time to time, on or prior to the Maturity Date to convert all or any part of the outstanding unpaid amount of the Note into fully paid and non-assessable shares of Common Stock.”   In general, the value of the conversion option is recorded as a debt discount and amortized over the term of the note, but since the Lender has the right to convert into common shares at the issuance date, the entire amount was recorded to interest expense in this reporting period.

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note
$2,500,000	-	$0.015	166,666,667

Note 11 —Other Debt

Other Debt at June 30, 2009 and 2008 are as follows:

	2009	2008
Promissory Notes Payable - 2005 through 2008	$2,400,000	$4,775,000
Debt – Plum Mine	250,000	250,000
Equipment Financing - current portion	4,540	10,292
	$2,654,540	$5,035,292

Promissory Notes Payable –2005 through 2008

Promissory Notes Payable at June 30, 2009 and 2008 are as follows:

	2009	2008
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-September 2005 Financing	―	300,000
Promissory Notes Payable-December 2005 Financing	―	575,000
Promissory Notes Payable-February 2006 Financing	―	250,000
Promissory Notes Payable-March 2006 Financing	―	150,000
Promissory Notes Payable-July 2007 Financing	―	300,000
Promissory Notes Payable-October 2007 Financing	―	200,000
Promissory Notes Payable-March 2008	―	600,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	600,000
	$2,400,000	$4,775,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major investor. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 8). As of December 31, 2006 we had failed to make any monthly payments on the notes and they are in default.  The default interest rate is 17% per annum.

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

Promissory Notes Payable – December 2007 Financing

In December 2007, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.  As of December 31, 2008 we had failed to make any monthly payments on the notes and they are in default.  The default interest rate is 18% per annum.

Promissory Notes Payable – January 2008 Financing

On January 31, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.  ..  As of January 31, 2009 we had failed to make any monthly payments on the notes and they are in default.  The default interest rate is 18% per annum.

Debt - Plum Mine

We have a non-interest bearing note payable note related to our purchase of the Plum Mining property. The note does include, however, a clause for 5% annual interest on all past due balances. The note was payable in ten quarterly payments through June 2006. As of June 30, 2009 we still had a $250,000 note balance due.

Note 12 — Long-term Convertible Debt Obligation

Convertible debentures at June 30, 2009 and 2008 were as follows:
	2009	2008
Long-term Convertible Notes Payable – July 2008 (Longview Amended and Restated Note)	$2,782,563	$	―
Long-term Convertible Notes Payable – May 2009	1,500,000		―
Long-term Convertible Notes Payable, net of current portion	$4,,282,563		$-

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

Convertible Loan Agreement – May 1,  2009

On May 1, 2009, the Company secured $2,000,000 commitment for additional convertible debt financing.  The agreement gives the Company the right, upon 30 days prior written notice to the Lenders, to request financing of not less than $250,000 and or more than $500,000 per loan request.  The Company may request loans at any time between May 1, 2009 and August 28, 2009.   As of the date of the filing the Company has received $1,500,000 of financing.

The terms of the agreement are as follows:

Convertible Loan Amount:	Up to $2,000,000
Interest Rate:	9%, payable in arrears in cash or stock at the lender’s option
Conversion:
The principal amount of the Note and interest is convertible into Goldspring Common Stock at the lesser of (A) $.0125 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years
Warrants:	50% Stock warrant coverage (Maximum warrants: 80,000,000) with an exercise price of $0.02 and a term of four (4) years
Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

Note 13 — Long-term Debt Obligation

Long-term debt at June 30, 2009 and 2008 was as follows:

	2009	2008
Long-term Debt - Winfield Debenture	500,000	―
Long-term Debt – Seller’s Note Land Purchase	120,000	320,000
Long-term Debt - Equipment Financing	4,540	16,796
Less current portion	(4,540)	(10,826)
Long-term debt, net of current portion	$620,000	$325,970

Long-Term Debt – Winfield Debenture

On December 8, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $500,000 bearing loan interest of 11% per annum.  The term of loan is for two years commencing from the date of the loan agreement.

Long-term Debt - Seller’s Note Land Purchase

On February 17, 2009 we purchased 4.79 acres in the Comstock District for $130,000.  We partially financed this transaction through a first deed of trust that is interest only for two years and bears interest at 16% per annum.

Long-Term Debt - Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an average interest rate of 7.2%. The equipment purchased is pledged as collateral for the debt.

Principal payments on long-term debt financing for the next four years are as follows:

2009		$4,540
2010	$	―
2011	$	―
2012 and thereafter	$	―
Total		$4,540

Note 14 — Stockholders’ Equity

Common stock was issued during the six month period ended June 30, 2009 and June 30, 2008 for the following purposes:

	2009 Share Issuances	Share Value		2008 Share Issuances	Share Value
Debenture principal	―	$	―	99,847,173	$970,273
Debenture Interest	125,202,687		1,266,041	77,145,795	700,066
Liquidated damages	―		―	108,189,261	1,009,845
Private placements	98,600,000		986,000	90,000,000	1,000,000
Mineral claims	―		―	2,200,000	32,490
Mining software	―		―	2,434,892	9,740
Consulting	―		―	7,530,000	114,240
Employees and directors	4,500,000		58,500	20,000,000	234,400

Total	228,302,687		$2,310,541	407,347,121	$4,071,054

Debenture Principal, Debenture Interest and Liquidated Damages

The following represents principal and interest payments on debt, made during the three months ended June 30, 2009 with the issuance of our common stock.

Note Description	Interest Payment Number of shares	Value of Shares	See Note
Convertible Debentures Payable-Investors	12,300,000	$123,000	Note 10
Convertible Debentures Payable - Mandatory Redemption payment	99,000,000	$990,000	Note 10
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	13,902,687	$153,041	Note12

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

Employees and directors

During the six month period ended June 30, 2009, the following shares were issued to employees and Company directors:

•
Pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of 2,000,000 of our unregistered common shares, valued at $28,500 or $0.0145 per share during 2009.

•
Pursuant to his agreement with the Company, Dennis Anderson, the Company’s Senior Engineer, was issued a total of 2,500,000 of our unregistered common shares, valued at $30,000 or $0.012 per share during 2009.

Note 15- Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is zero in all periods presented. For the quarters ended June 30, 2009 and June 30, 2008, there were approximately 1,885 million and 1,260 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the three month period ended June 30,
	2009	2008
Weighted average number of common shares outstanding – basic	3,477	3,079
Dilution from convertible debt, stock options and warrants	1,794	1,024
Weighted average number of common shares outstanding – diluted	5,271	4,103

	For the six month period ended June 30,
	2009	2008
Weighted average number of common shares outstanding – basic	3,523	2,988
Dilution from convertible debt, stock options and warrants	1,794	1,024
Weighted average number of common shares outstanding – diluted	5,317	4,012

Note 16- Embedded Derivatives

“Derivative liability” totaling $6,931,000 at June 30, 2009 represents the fair value of the conversion feature (embedded derivatives) included in debt.    See Note 10 - Convertible Debentures: Embedded Derivatives and Note 12 — Long-term Convertible Debt Obligation: Embedded Derivatives for additional information.

Note 17 - Unregistered Sales of Securities

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

•
Pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of 2,000,000 of our unregistered common shares, valued at $28,500 or $0.0145 per share during 2009.

•
Pursuant to his agreement with the Company, Dennis Anderson, the Company’s Senior Engineer, was issued a total of 2,500,000 of our unregistered common shares, valued at $30,000 or $0.012 per share during 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes also included in this 10-Q.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations for the three months ended June 30, 2009, as well as our future results.

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

From September 2004 through 2006 the Company operated its Plum Mine open pit gold and silver operation located on the patented Billie the Kid claims in the Comstock District.  During this period, the Plum Mine operation produced and sold 11,550 ounces of gold and 45,376 ounces of silver.  The average recoverable grade for gold was 0.034 ounces per ton and for silver was 0.13 ounces per ton.  In early 2007 the Company decided to suspend mining operations and to go into voluntary temporary closure in order to focus on our footprint in the Comstock,, study the geology of the District, delineate mineralization and create a drilling strategy and plan.  The focus shifted from mine operations to exploration and developmental drilling in order to define mineralization.  In addition, a comprehensive metallurgical testing program was initiated to ensure optimum precious metal recovery from future production.

The majority of 2007 was focused on collecting and analyzing geological information from our Comstock project in Nevada, the Hartford / Lucerne Complex provided a unique opportunity to identify significant precious metals mineralization that would lead us to open pit mine production in a short period of time.

The Company’s goal is to reopen The Plum Mine during 2010 by commencing open pit mining at the Hartford / Lucerne Complex.  To achieve this goal, the Company contracted Techbase to create a computerized mine modeling and mineralization estimate and commissioned an in house scoping study.  The scoping study includes a complete comprehensive mine plan and mining schedule.  Construction of the new milling facility and new process ponds as well as the expansion of the processing facilities will require a diligent, efficient and fully funded effort to achieve production by early 2010.  A mine truck and shovel fleet, and ancillary mine production equipment will need to be acquired and placed in service by the mine production team.  The mine production team will supply the ore to the mill and heap leach pad for processing.  Our ability to resume mining is dependent upon securing sufficient funds to procure the mining fleet and related assets.

Results of Operations and Operational Plan

The Hartford / Lucerne complex area was the focus of the 2008 - January 2009 development drilling program.   The existing production facility and planned starter pit are located on patented-private land. The Nevada Division of Environmental Protection -Bureau of Mine Regulation and Reclamation (BMRR) is the lead agency in the regulation of the operation of the Plum Mine.  The ultimate economic pit currently being planned trends onto public lands administered by the Bureau of Land Management (BLM), US Dept of the Interior.

Exploration, developmental and in-fill drilling since our decision to suspend mining operation has resulted in definition of new mineable precious metal mineralized material.  An internal scoping report quantified the mineralized material  and estimated precious metal recovery rates as follows:

Inventory of Mineralized Material
				Estimated Recovery %
Category	Tons	Au(ounces per ton)	Ag(ounces per ton)	Au (%)	Ag (%)

Mill-grade	7,753,000	0.053	0.597	95%	80%
Heap-grade	15,161,000	0.015	0.015	65%	30%

Total	22,914,000	0.028	0.371

The Plum Mine, our project in the Comstock Lode District,  has a State issued Mine Reclamation Permit (Permit No. NEV 0196) and an Operating Permit (NEV 2000109).  The Mine Reclamation Permit was updated in 2008 pursuant to a required three year review and modification program.  Pursuant to the 2008 approved Reclamation Plans, we secured a $1,106,882 mine reclamation financial assurance instrument through the Nevada Division of Minerals’ Bond Pool Program.  As required by the bond pool program, a cash deposit of $766,768 was made. This reclamation bond allows mining and processing at the currently permitted heap leach facility in the Comstock District of Storey County.

Modification to the State permits is underway to add changes to the processing system that will optimize precious metals recovery.  In the first calendar quarter 2009, we submitted a major modification to our water pollution control permit to the Nevada Department of Environmental Protection.  We expect to have this amended permit during the last calendar quarter of 2009.  In addition, we intend to submit a major modification to our Air Quality permit during the third quarter 2009.  The permit modification is required for planned equipment changes and additions to the processing circuit. The Storey County Special Use Permit must be amended before the commencement of mining.  The completion of permitting should allow us to commence mine production again in 2010.

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

Our fifteen-month drill program, which ended in February 2009, consisted of 182 Reverse Circulation (RC) drill holes.     The majority of the 182 drill holes were planned and methodically located to drill Hartford / Lucerne Complex on adequate spacing to define continuity and grade ..  A small fraction of the allocated budget was used to drill holes on lease properties that required annual work commitments.  Several of these exploration drill holes intersected favorable mineralized zones and will be followed by additional offset drilling.

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

Third-party consultant Mike Norred, President of Techbase International, modeled the results of this  Hartford / Lucerne Complex drill program combined with the historic drill results to estimate gold and silver mineralization. This statistical model confirmed that the drill hole spacing selection was correct.  The model independently confirmed many geologic attributes which control this mineralized material deposit.

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

In mid December 2007, the Company commenced development of a mineral exploration and mine development business model with the objective of resumption of mine production in 2010.   The most relevant steps taken are as follows:

☐   Expanding our land holding and mineral rights in the Comstock Region and other acquisition opportunities through the entry into of two letters of intent to purchase rights, which upon consummation, may allow the Company to amass one of the largest land positions in the Comstock District.

☐   Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford / Lucerne complex in a more detailed manner

☐   Completed an in-house reserve report for the Hartford / Lucerne complex through a focus on infill drilling

☐   Expanded the permitted drilling area

☐   Updated  and expanded the mine reclamation permit and reclamation bond

In addition to our drilling activities, we expanded our mineral claim portfolio in the Comstock District through acquisition and the staking of mineral claims ..  We now control over 4,300 acres of patented and unpatented mining claims in the Comstock District of Nevada.  Approximately 2,000 acres of these holdings had been added through the staking new mineral claims.  We remain focused on expanding our land portfolio and mineral holdings in the Comstock Lode District.

Our exploration staff is currently planning additional surface geochemical sampling, detailed geologic mapping and rock chip sampling on previously identified favorable targets and expanding onto additional target areas.  We are consolidating historic exploration and production records using Techbase software.  Our plans are to expand our computer model of the Hartford / Lucerne complex with the objective of delineating additional geologic targets in the Comstock Lode District.

2009 Developments

In the first quarter of 2009, a modification application to the Water Pollution Control Permit was submitted to the Nevada Division of Environmental Protection.  The permit modifications highlight the Company’s newly designed processing facilities that will optimize recovery of the recently discovered mill-grade gold and silver ore at the Hartford Complex.

The major planned improvements to the processing facilities include the:

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

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during in 2010. In order to resume production, the Company must complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet and related assets. In addition, we will need to construct the milling facility, process ponds and expand the existing processing facilities. A haul truck and shovel fleet, and ancillary mine production equipment will need to be acquired and placed in service by the mine production team.

There are also risks involved in the fact that one individual and his affiliates, as of June 30, 2009, beneficially own in excess of 24% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $11,493,205 at June 30, 2009, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

DWC Resources Letter of Intent

On August 13, 2008, Goldspring, Inc. (the “Company”) entered into a binding letter of intent to purchase certain property owned by DWC Resources, Inc. in Storey County, Nevada.  The purchase price is $7,500,000, but is subject to adjustment pursuant to the results of a fairness opinion and/or appraisal to be obtained by the Company. The purchase price will be paid through issuance of a $7,500,000 promissory note which shall bear interest at the rate of 9% per year with quarterly interest payments due throughout the term of the note which is 5 years. The purchased assets include patented and unpatented lode mining claims owned by DWC Resources, Inc. in the Comstock Lode district. The letter of intent also provides for the payment of royalties ranging from 2% - 6% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to the party which sold the subject property to DWC Resources in 2007. There is also a commitment to expend a minimum of $250,000 per year on exploration by the Company for five years.  The definitive documentation has not yet been executed.

Sutro Tunnel Sublease

The Company simultaneously entered into a binding letter of intent to sublease the Sutro Tunnel Lease dated January 1, 2008 between Sutro Tunnel Co. and John Winfield or his nominee.  The purchase price for the sublease is $2,000,000 (which is subject to adjustment upon receipt of a third party fairness opinion/appraisal) payable pursuant to the issuance of a $2,000,000 promissory note which shall bear interest at the rate of 9%per year with quarterly interest payments due throughout the term of the note which is 5 years. The letter of intent also provides for the payment of royalties ranging from 6% - 8% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to Winfield if Winfield provides an acceptable buyout of the Sutro property. The Company is also required to fulfill lessee’s obligations under the Sutro Tunnel Lease with regard to payment of royalties and exploration expenditures.  The definitive documentation has not yet been executed.

Comparative Financial Information

Below we set forth a summary of comparative financial information the three and six months ended June 30, 2009 and 2008.

Comparative Financial Information

Three Months Ended June 30, 2009

	Quarter ended June 30, 2009	Quarter ended June 30, 2008	Difference
Revenue	$—	$—	$—

Depletion and amortization	37,603	60,000	(22,397)

Reclamation, Exploration and Test Mining Expense	642,077	792,308	(150,231)

General and Administration	309,663	802,805	(493,142)

Consulting and Professional Service	75,000	27,940	47,060

Financing cost – warrant issuances	418,173	—	418,173

Other, net	58,500	61,875	(3,375)

Interest Expense	821,051	588,119	232,932

Net Loss	$(2,362,067)	(2,333,047)	$29,020

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended June 30, 2009 and June 30, 2008.  In February 2007, we shifted our focus to geology and developmental / in-fill drilling and suspended mining activities.

Reclamation, Exploration and Test Mining Expenses were $ 150,231 less for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. This variance reflects the suspension of developmental drilling during the quarter ended June 30, 2009 to focus on quantifying the drill assay information our December 2007 through January 2009.drill campaign.

The second calendar quarter 2009 General and Administrative expenses decreased by $493,142 from the second calendar quarter 2008.  Second calendar quarter 2008 General and Administrative expenses were higher because of employee stock option expense of $429,000.  This compares to $0 for the second calendar quarter 2009.

Consulting and professional expenses for the three month period ended June 30, 2009 were $75,000 compared to $27,940 for the three month ended June 30, 2008, amounting to $47,060 quarter over quarter increase.  The increase in expenses reflects higher legal fees and the contracting of a consultant during the second calendar quarter 2009.

The second calendar quarter 2009 Financing cost – warrant issuance expense represents the fair value calculation for the 60 million warrants issued in conjunction with the May 2009 financing. The fair value of each warrant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

Interest expense for the three month period ended June 30, 2009 increased by $232,932 from June 30, 2008. This variance reflects the issuance of additional interest bearing notes and debt discount of $65,144 associated with fair value calculation for the May 2009 financing.

Six Months Ended June 30, 2009

	Six months ended June 30, 2009	Six months ended June 30, 2008	Difference
Revenue	$—	$—	$—

Depletion and amortization	76,469	120,000	(43,531)

Reclamation, Exploration and Test Mining Expense	2,092,393	1,441,401	650,992

General and Administration	692,217	1,103,007	(410,790)

Consulting and Professional Service	145,406	58,959	86,447

Financing cost – warrant issuances	1,745,035	—	1745,035

Other, net	58,500	(551,907)	610,407

Interest Expense	1,602,151	1,329,310	272,841

Net Loss	$(6,412,171)	(3,631,374)	$2,780,797

We did not produce or sell any gold or silver at our Comstock project in Nevada during the six month period ended June 30, 2009 and June 30, 2008.  In February 2007, we shifted our focus to geology and developmental / in-fill drilling and suspended mining activities.

Reclamation, Exploration and Test Mining Expenses were $ 650,992 greater for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. The variance reflects the increased developmental drilling activities in 2009 and the permit application cost.

The six month period ended June 30, 2009 General and Administrative expenses decreased by $410,790 from the first six months of 2008.  General and Administrative expenses were higher for the six month period ended June 30, 2009 because of employee stock option expense of $429,000.  This compares to $0 for the six month period ended June 30, 2009.

Consulting and professional expenses for the six month period ended June 30, 2009 were $145,406 compared to $58,959 for the six month period ended June 30, 2008, amounting to $86,447 increase.  The increase in expenses reflects higher legal fees and the contracting of a consultant during the second calendar quarter 2009.

The 2009 Financing cost – warrant issuance expense represents the fair value calculation for the 95 million warrants issued in conjunction with six (6) private placements during the quarter plus the 60 million warrants issued in conjunction with the May 2009 financing.  The fair value of each warrant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

Other, net of increase of $610,407 in the 2009 compared to 2008 reflects an accrual adjustment to liquidated damages resulting from the extinguishment of debt.

Interest expense for the six month period ended June 30, 2009 increased by $207,696 from the six month period June 30, 2008. This variance reflects the issuance of additional interest bearing notes ($17.4 million of interest bearing debt at June 30, 2009 compared to $14.0 million at June 30, 2008) and debt discount of $65,144 associated with fair value calculation for the May 2009 financing.

Our Company is a Test Mining Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity. During the first six months of 2009, we secured an aggregate of $2,950,000 in financing. Specifically, we raised $950,000 through six private placements during the first calendar quarter of 2009 and In May 2009 we secured $2 million if formal debt commitments of which $1.5 million has been funded as of the date of this report.  While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements Form 10-K for the year ended December 31, 2008, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2009, the Company is in default of the terms on several outstanding notes payable with the Winfield Group totaling $11,869,986 of principal and $3,206,442 of interest.  The Winfield Group consists of Mr. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

As of the end of the period covered by this Annual Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over disclosure controls and procedures as of June 30, 2009 are effective.

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

There have been no changes during the quarter ended June 30, 2009 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Since our business consists of exploring for or acquiring gold prospects, a drop in the price of gold will negatively affect our asset values, cash flows, potential revenues and profits.

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

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, only one of our key employees has an employment contract which has a remaining term of at least 12 months and non-compete provisions.  This lack of employment contracts and binding  noncompete provisions significantly enhances the risk of possibly losing these key personnel to our competitors.

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

At June 30, 2009 we had outstanding 3, 609,751,058 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At June 30, 2009, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 1.8 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

Employees and directors

During the six month period ended June 30, 2009, the following shares were issued to employees and Company directors:

•
Pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of 2,000,000 of our unregistered common shares, valued at $28,500 or $0.0145 per share during 2009.

•
Pursuant to his agreement with the Company, Dennis Anderson, the Company’s Senior Engineer, was issued a total of 2,500,000 of our unregistered common shares, valued at $30,000 or $0.012 per share during 2009.

As of June 30, 2009, Mr. Faber, President and CEO, has unpaid wages and expenses of $132,623.

Item 3. Defaults Upon Senior Securities

As of June 30, 2009, the Company is in default of the terms on several outstanding notes payable with the Winfield Group with principal balance due of $11,869,986 and accrued interest of $3,206,442 (See Note 8). Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Consolidated Balance Sheet as of June 30 ,2009 (Unaudited)

Consolidated Statement of Operations for the three-month periods ended June 30, 2009 and 2008 (Unaudited)

Consolidated Statement of Cash Flows for the three-month periods ended June 30, 2009 and 2008 (Unaudited)

Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

23.11	Sample Loan Documents from May 2009 Financing

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended June 30, 2009:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: August 14, 2009	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Chief Executive Officer

	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Financial Officer