Form 10-Q
period 2009-09-30
GOLDSPRING INC
filed 2009-11-16
CIK 1120970

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 31, 2009 was 3,617,841,740.

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

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,089	$322,938
Total Current Assets	97,089	322,938

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	1,530,547	1,530,547
Plant and equipment, net	675,068	489,236
Total Mineral Rights, Plant and Equipment	2,205,615	2,019,783

RECLAMATION BOND DEPOSIT	766,768	766,768
OTHER LONG-LIVED ASSETS - RECLAMATION	357,167	408,190

TOTAL ASSETS	$3,426,639	$3,517,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,633,357	$1,222,933
Accrued expenses	276,237	121,750
Accrued interest payable	4,455,191	3,458,734
Convertible debentures	10,187,966	10,187,966
Other debt	2,653,525	2,660,565
Total Current Liabilities	19,206,276	17,651,948

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term convertible debt obligation, net of current portion	3,895,411	2,782,563
Long-term debt obligation, net of current portion	590,000	500,000
Derivative liability	9,213,327	5,368,333
Long-term reclamation liability	1,166,560	1,105,342
Total Long-Term Debt and Other Long-Term Liabilities	14,865,298	9,756,238

Total Liabilities	34,071,574	27,408,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 3,617,841,740 (September 30, 2009) and 3,380,948,371 (Dec. 31, 2008)	2,409,483	2,251,712
Additional paid-in capital	24,954,962	22,721,504
Accumulated deficit	(58,009,380)	(48,863,723)
Total Stockholders’ Deficiency	(30,644,935)	(23,890,507)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICICT	$3,426,639	$3,517,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30,
	2009		2008

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		37,604		60,000
Reclamation, exploration and test mining expenses		485,430		974,430
General and administrative		330,453		429,767
Consultants and professional fees		32,204		83,026
Total Cost and Expenses		885,691		1,547,223
LOSS FROM OPERATIONS		(885,691)		(1,547,223)

OTHER INCOME (EXPENSE):
Financing cost – warrant issuances		(111,160)		―
Derivative change in fair value		(42,643)		― )
Interest expense		(1,693,994)		(723,698)
Total Other Expense		(1,847,797)		(723,698)

NET LOSS		$(2,733,487)		$(2,270,921)

Net loss per common share – basic		$(0.0008)		$(0.0007)

Basic weighted average common shares outstanding		3,615,907,012		3,245,163,591

The accompanying notes are an integral part of these condensed consolidated financial statements

	Nine Months Ended Sept. 30,
	2009		2008

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		114,073		180,000
Reclamation, exploration and test mining expenses		2,577,821		2,415,831
General and administrative		1,022,670		1,532,774
Consultants and professional fees		177,610		141,985
Total Cost and Expenses		3,892,174		4,270,590
LOSS FROM OPERATIONS		(3,892,174)		(4,270,590)

OTHER INCOME (EXPENSE):
Financing cost – warrant issuances		(1,856,195)		―
Derivative change in fair value		(42,643)		(130,604)
Other, net		(58,500)		551,907
Interest expense		(3,296,145)		(2,053,008)
Total Other Expense		(5,253,483)		(1,631,705)

NET LOSS		$(9,145,657)		$(5,902,295)

Net loss per common share – basic		$(0.0026)		$(0.0019)

Basic weighted average common shares outstanding		3,538,215,668		3,079,822,345

The accompanying notes are an integral part of these condensed consolidated financial statements

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period Ended September 30,
	2009		2008

OPERATING ACTIVITIES:
Net loss		$(9,145,657)		$(5,902,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		114,073		485,833
Stock warrants and stock based compensation		2,025,152		735,290
Interest and liquidated damages paid through the issuance of stock		1,342,979		2,430,211
Accretion and debt discount interest		1,013,513		―
Payments through the issuance of company stock		36,000		345,236
Financing Fees		52,500		―
Derivative change fair value, net		42,643		130,604
Net loss adjusted for non-cash operating activities		(4,518,797)		(1,775,121)
Changes in operating assets and liabilities:
Prepaid and other current assets		―		95,834
Accounts payable		410,423		128,516
Accrued expenses		1,150,945		(1,843,785)
Other operating assets and liabilities		―		―
Other		―		317,598
NET CASH USED IN OPERATING ACTIVITIES		(2,957,429)		(3,076,958)

INVESTING ACTIVITIES:
Reclamation bond deposit		―		(389,599)
Mineral claims		―		(161,150)
Acquisition / sale of plant and equipment		(128,880)		(18,041)
NET CASH USED IN INVESTING ACTIVITIES		(128,880)		(568,789)

FINANCING ACTIVITIES:
Principal payments on Note Payable		(37,040)		(51,759)
Net proceeds from the issuance of company stock		902,500		2,472,944
Proceeds from the issuance of note payable		1,995,000		1,150,000
NET CASH PROVIDED BY FINANCING ACIVITIES		2,860,460		3,571,185

INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS		(225,849)		(74,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		322,938		174,996
CASH AND CASH EQUIVALENTS, END OF YEAR		$97,089		$100,434
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID	$	―	$	―

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest		$1,342,279		$1,420,366
Issuance of company stock for liquidated damages	$	―		$1,009,845
Conversion of debt principal into company’s common shares	$	―		$1,520,373
Issuance of company stock to employees		$62,250		$84,690
Issuance of company stock for directors’ fees	$	―		$234,400
Seller note for acquisition of land		$120,000	$	―
Issuance of company stock for consulting services	$	―		$101,096
Issuance of company stock for software		―		9,740
Issuance of company shares for acquisition of mineral claims	$	―		$79,558
Issuance of company stock for financing fees		36,000		―

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICICT
For the Nine Months Ended September 30, 2009

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2007 (Restated)	2,743,508,248	$1,827,177	$12,969,210	$(32,376,040)	$(17,579,653)

Common stock issued for:
Debenture principal	196,155,028	130,639	1,949,634	-	2,080,273
Debenture interest	151,961,857	101,207	1,456,497	-	1,557,704
Mineral rights	3,866,667	2,575	76,983	-	79,558
Consulting services	7,166,704	4,773	106,323	-	111,096
Mining software	2,434,892	1,622	8,118	-	9,740
Directors	20,000,000	13,320	221,080	-	234,400
Employees	10,665,714	7,103	132,787	-	139,890
Private placement	137,000,000	91,242	1,428,758	-	1,520,000
	529,250,862	352,481	5,380,180	-	5,732,661
Warrant cost and stock based option compensation			3,434,323	-	3,434,323
Liquidated damages	108,189,261	72,054	937,791	-	1,009,845

Net loss	-	-	-	(16,487,683)	(16,487,683)

December 31, 2008	3,380,948,371	$2,251,712	$22,721,504	$(48,863,723)	$(23,890,507)

Common stock issued for:
Debenture interest	133,293,369	88,774	1,254,205	-	1,342,979
Employees	5,000,000	3,330	58,920	-	62,250
Private placement	98,600,000	65,667	920,333	-	986,000
	236,893,369	157,771	2,158,492	-	2,391,229
Net loss	-	-	-	(9,145,657)	(9,145,657)

September 30, 2009	3,617,841,740	$2,409,483	$24,954,962	$(58,009,380)	$(30,644,935)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations during the nine month ended September 30, 2009.   During the nine months ended September 30, 2009, the Company incurred a net loss of $9,145,657.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at September 30, 2009 and December 31, 2008.

Credit Risk

It is our practice to place our cash equivalents in high-quality money market securities with a major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, we consider our credit risk associated with cash and cash equivalents to be minimal.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

The Company accounts for impairment and disposal of long-lived assets in accordance with ASC 360 Property, Plant, and Equipment. This ASC establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

We implemented ASC 360 in our evaluation of the fair value of certain assets described in Notes 5 and 6.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 600 Revenue, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,
2)	Delivery has occurred or services have been rendered,
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Specifically, when we are in operational status, sales of gold and silver dore are recorded when we issue a sales order to our refiner, Johnson Matthey, to sell a specified quantity of metals.  Sales orders are typically executed within 48 hours of receipt.  Upon receipt of the sale order, Johnson-Matthey confirms quantities available and executes the sale at the current market price of the metals on the day and time of the sales order.  We record revenues on the day the sales order is issued based on the confirmed quantity of metal at the confirmed market price.  Proceeds from the sale of metals are typically wired to our bank within twenty-four hours.

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”)

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

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing our operating mine sites. When we incur reclamation liabilities that are not related to asset retirements we recognize the obligations in accordance with ASC 410.30 (formerly SOP No. 96-1).

The Company accounts for its reclamation liabilities and asset retirement obligations in accordance with ASC 410 Asset Retirement and Environmental Obligations (ASC 410). The ASC requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Share Based Compensation

The Company accounts for share based compensation in accordance with ASC 718 Compensation – Stock Compensation.  Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognizes cost over the requisite service period.

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the nine months ended September 30, 2009 and 2008, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

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

ACCOUNTING STANDARDS UPDATES

 In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did have a material impact on the Company’s (consolidated) financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs, not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5 — Mineral Rights

Mineral rights at September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008

Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	69,138	69,138
Comstock Lode Claims	1,271,409	1,271,409
Water rights	90,000	90,000
	$1,530,547	$1,530,547

Note 6 — Property and Equipment, net

Plant and equipment at September 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008
Land and Building	$677,443	$547,166
Vehicle and Equipment	302,094	302,094
Processing and Lab	704,527	585,923
Furniture and Fixtures	49,391	49,391
	1,733,455	1,484,574
Less accumulated depreciation	(1,058,837)	(995,338)
	$675,068	$489,236

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $63,049 and $180,000, respectively.  We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

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

Note 8 — Long-term Reclamation Liability

We have an accrued a long-term liability of $1,166,560 and $1,105,342 as of September 30, 2009 and December 31, 2008 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection in 2008. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.  The reclamation liability accretion expense for the nine month period ended September 30, 2009 was $61,218 and the amortization of Long-lived assets was $51,024 for the same period.

Following is a reconciliation of the aggregate retirement liability associated with on our reclamation plan for our Comstock Project

2009
Long-term asset retirement obligation 1/1/2009	$1,105,342
Additional obligations incurred	―
Increase in present value of the reclamation obligation (accretion expense)	61,218
Long-term asset retirement obligation 09/30/2009	$1,166,560

 Note 9 - Convertible Debentures

Convertible debentures at September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Convertible Debentures Payable (interest rate of 15%)	$1,105,908	$1,105,908
Convertible Debentures Payable- Mandatory Redemption payment (interest rate of 18%)	4,412,058	4,412,058
Convertible Notes Payable – 2006 & 2007 (interest rate of 18%)	2,170,000	2,170,000
Convertible Notes Payable – 2008 (interest rate of 11%)	2,500,000	2,500,000
Total	$10,187,966	$10,187,966

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

The Convertible Notes Payable -2008 contain a non-detachable convertible option that was “in the money” at the commitment dates.  Accordingly, we applied the accounting guidance of ASC 470 to determine the methodology for calculating the value of this embedded conversion option.   Pursuant to ASC 470, we used the intrinsic value calculation (the difference between the conversion price and the quoted market price of our shares at the commitment date multiplied by the number of shares into which the security is convertible) to determine the value of the convertible feature.  The Convertible Notes provide the following Conversion Right: “Each Lender shall have the right at any time, and from time to time, on or prior to the Maturity Date to convert all or any part of the outstanding unpaid amount of the Note into fully paid and non-assessable shares of Common Stock.”   In general, the value of the conversion option is recorded as a debt discount and amortized over the term of the note, but since the Lender has the right to convert into common shares at the issuance date, the entire amount was recorded to interest expense in this reporting period.

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note
$2,500,000	-	$0.015	166,666,667

Note 10 —Other Debt

Other Debt at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Promissory Notes Payable - 2005 through 2008	$2,400,000	$2,400,000
Debt – Plum Mine	250,000	250,000
Equipment Financing - current portion	3,525	10,565
	$2,653,525	$2,660,565

Promissory Notes Payable –2005 through 2008

Promissory Notes Payable at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Promissory Notes Payable-July 2005 Financing (interest rate of 17%)	$1,200,000	$1,200,000
Promissory Notes Payable-December 2007 Financing (interest rate of 18%)	600,000	600,000
Promissory Notes Payable-January 2008 Financing (interest rate of 18%)	600,000	600,000
	$2,400,000	$2,400,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major investor. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrue interest at 15% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 8). As of December 31, 2006 we had failed to make any monthly payments on the notes and they are in default.  The default interest rate is 17% per annum.  As of September 30, 2009, we had failed to make any monthly payments on the notes and we are in technical default.

Promissory Notes Payable – December 2007 Financing

In December 2007, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.  As of December 31, 2008 we had failed to make any monthly payments on the notes and they are in default.  The default interest rate is 18% per annum.  As of September 30, 2009, we had failed to make any monthly payments on the notes and we are in technical default.

Promissory Notes Payable – January 2008 Financing

On January 31, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 4.9% per annum, payable on or prior to the one year anniversary of the respective loan date.  ..  As of January 31, 2009 we had failed to make any monthly payments on the notes and they are in default.  The default interest rate is 18% per annum.   As of September 30, 2009, we had failed to make any monthly payments on the notes and we are in technical default.

Debt - Plum Mine

We have a non-interest bearing note payable note related to our purchase of the Plum Mining property. The note does include, however, a clause for 5% annual interest on all past due balances. The note was payable in ten quarterly payments through June 2006. As of September 30, 2009 we still had a $250,000 note balance due and are in technical default.

•	0% secured promissory note
•	Default interest of 5% per annum
•	Maturity Date: June 2006

Note 11 — Long-term Convertible Debt Obligation

Convertible debentures at September 30, 2009 and December 31, 2008 were as follows:
	2009	2008
Long-term Convertible Notes Payable – July 2008 (Longview Amended and Restated Note) (interest rate of 11%)	$2,782,563	$2,782,563
Long-term Convertible Notes Payable – May 2009 (interest rate of 9%)	2,000,000	―
Embedded Derivatives (Note accretion)	(887,152)	―
Long-term Convertible Notes Payable, net of current portion	$3,895,411	$2,782,563

Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)

On July 10, 2008, the Company amended its promissory note with Longview Fund, L.P., which had outstanding principal of $2,175,000 and related outstanding interest of $607,563 through the issuance of an Amended and Restated Promissory Note in the aggregate amount of $2,782,563. The amended terms are as follows:

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

On May 1, 2009, the Company secured $2,000,000 commitment for additional convertible debt financing.  The agreement gives the Company the right, upon 30 days prior written notice to the Lenders, to request financing of not less than $250,000 and or more than $500,000 per loan request.  The Company may request loans at any time between May 1, 2009 and August 28, 2009.   As of the date of the filing the Company has received $2,000,000 of financing.

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

The Convertible Loan Agreement Payable –May 2009 contain a non-detachable convertible option at the commitment dates.  Accordingly, we applied the accounting guidance of ASC 470 to determine the methodology for calculating the value of this embedded conversion option.   Pursuant to ASC 470, we used the intrinsic value calculation (the difference between the conversion price and the quoted market price of our shares at the commitment date multiplied by the number of shares into which the security is convertible) to determine the value of the convertible feature.  The Convertible Notes provide the following Conversion Right: “Each Lender shall have the right at any time, and from time to time, on or prior to the Maturity Date to convert all or any part of the outstanding unpaid amount of the Note into fully paid and non-assessable shares of Common Stock.”   In general, the value of the conversion option is recorded as a debt discount and amortized over the term of the note, but since the Lender has the right to convert into common shares six months after the issuance date, the amount is being amortized over six months.  Interest expense relating to the amortization of debt discount for the nine month period ended September 30, 2009 and for the three month period ended September 30, 2009 was $952,296 and $877,152 respectively.

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note
$2,000,000	$877,152	$0.0125	160,000,000

Note 12 — Long-term Debt Obligation

Long-term debt at September 30, 2009 and December 31, 2008 was as follows:

	2009	2008
Long-term Debt - Winfield Debenture (interest of 11%)	500,000	500,000
Long-term Debt – Seller’s Note Land Purchase (interest of 16%)	90,000	―
Long-term Debt - Equipment Financing (weighted average interest rate of 7.2%)	3,525	16,565
Less current portion	(3,525)	(10,565)
Long-term debt, net of current portion	$590,000	$500,000

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

Principal payments on long-term debt financing for the next four years are as follows:

2009		$3,525
2010	$	―
2011	$	―
2012 and thereafter	$	―
Total		$3,525

Note 13 — Stockholders’ Equity

Common stock was issued during the six month period ended September 30, 2009 and December 21, 2008 for the following purposes:

	2009 Share Issuances	Share Value		2008 Share Issuances	Share Value
Debenture principal	―	$	―	99,847,173	$970,273
Debenture Interest	125,202,687		1,266,041	77,145,795	700,066
Liquidated damages	―		―	108,189,261	1,009,845
Private placements	98,600,000		986,000	90,000,000	1,000,000
Mineral claims	―		―	2,200,000	32,490
Mining software	―		―	2,434,892	9,740
Consulting	―		―	7,530,000	114,240
Employees and directors	4,500,000		58,500	20,000,000	234,400

Total	228,302,687		$2,310,541	407,347,121	$4,071,054

Debenture Principal, Debenture Interest and Liquidated Damages

The following represents interest payments on debt, made during the three month period ended September 30, 2009 with the issuance of our common stock.

Note Description	Interest Payment Number of shares	Value of Shares		See Note
Convertible Debentures Payable-Investors	―	$	―	Note 9
Convertible Debentures Payable - Mandatory Redemption payment	―	$	―	Note 9
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	8,090,682		$76,938	Note11

The following represents interest payments on debt, made during the nine month period ended September 30, 2009 with the issuance of our common stock.

Note Description	Interest Payment Number of shares	Value of Shares	See Note
Convertible Debentures Payable-Investors	12,300,000	$123,000	Note 9
Convertible Debentures Payable - Mandatory Redemption payment	99,000,000	$990,000	Note 9
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	21,993,369	$229,979	Note11

Private Placements

The following private placement transactions exempt from registration under Section 4(2) of the Securities Act raised a total of $950,000 in exchange for 95,000,000 shares of our unregistered Common stock, were place with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•
In the first quarter 2009, $950,000 for 95,000,000 shares at $0.01 per share and 95,000,000 warrants. The warrants have an exercise price of $.015 and a term of six years.  We also issued 3.6 million shares as a placement fee.

Employees and directors

During the nine month period ended September 30, 2009, the following shares were issued to employees and Company directors:

•
Pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of 2,500,000 of our unregistered common shares, valued at $32,250 or $0.0129 per share during 2009.

•
Pursuant to his agreement with the Company, Dennis Anderson, the Company’s Senior Engineer, was issued a total of 2,500,000 of our unregistered common shares, valued at $30,000 or $0.012 per share during 2009.

Note 14- Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is zero in all periods presented. For the quarters ended September 30, 2009 and September 30, 2008, there were approximately 2,160,000,000 and 1,754,000,000, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the three month period ended September 30,
	2009	2008
Weighted average number of common shares outstanding – basic	3,616	3,245
Dilution from convertible debt, stock options and warrants	2,160	1,754
Weighted average number of common shares outstanding – diluted	5,776	4,999

	For the nine month period ended September 30,
	2009	2008
Weighted average number of common shares outstanding – basic	3,538	3,080
Dilution from convertible debt, stock options and warrants	2,160	1,754
Weighted average number of common shares outstanding – diluted	5,698	4,834

Note 15- Embedded Derivatives

“Derivative liability” totaling $9,213,327 at September 30, 2009 represents the fair value of the conversion feature (embedded derivatives) included in debt.    See Note 9 - Convertible Debentures: Embedded Derivatives and Note 11 — Long-term Convertible Debt Obligation: Embedded Derivatives for additional information.

Note 16 - Unregistered Sales of Securities

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

•
Pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of 2,500,000 of our unregistered common shares, valued at $32,500 or $0.0129 per share during 2009.

•
Pursuant to his agreement with the Company, Dennis Anderson, the Company’s Senior Engineer, was issued a total of 2,500,000 of our unregistered common shares, valued at $30,000 or $0.012 per share during 2009.

Note 17 – Subsequent Events

Effective as of October 6, 2009, Robert Reseigh, a director of the Registrant was appointed as its interim CEO.  Robert T. Faber remains as the Registrant’s President and CFO.

The Nevada Division of Environmental Protection (NDEP) on November 11, 2009 approved a major modification to GoldSpring’s Water Pollution Control Permit. The modification was requested to allow the addition of a milling operation that will increase the recovery of gold and silver at the Company’s Comstock Mine Project.

The changes to the process facilities approved under the permit modification include:

•	Installation of a new three-stage crushing system;

•	Construction and operation of two new crushed-mineralized material storage areas;
•	Implementation of a high-grade mineralized material milling circuit in a contained area;
•	Increasing the capacity of the leach solution pumping systems;
•	Construction of a new pregnant solution pond; and
•	Doubling the Merrill-Crowe processing plant capacity.

On October 1, 2009 GoldSpring acquired a mining lease for nine patented mining claims, and sixteen unpatented mining claims for its Comstock Mine Project. The lease from Railroad and Gold, LLC also includes rights for nine town lots and a rural parcel in American Flats. The claims add 344 acres to the mineral estate for the project.  GoldSpring's Comstock Mine Project now includes a mineral estate of 4,607 acres, including 680 acres of patented mining claims, and 3,927 acres of unpatented, BLM-administered mining claims.

On November 9, 2009, Jonathan Jaffrey resigned as a member of the Registrant’s Board of Directors.  Mr. Jaffrey did not provide an explanation for his resignation.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes also included in this 10-Q.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations for the three months ended September 30, 2009, as well as our future results.

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

Modification to the State permits is underway to add changes to the processing system that will optimize precious metals recovery.  In the first calendar quarter 2009, we submitted a major modification to our water pollution control permit to the Nevada Department of Environmental Protection (NDEP).  We expect to have this amended permit during the last calendar quarter of 2009.  In addition, we intend to submit a major modification to our Air Quality permit during the fourth quarter 2009.  The permit modification is required for planned equipment changes and additions to the processing circuit. The Storey County Special Use Permit must be amended before the commencement of mining.  The completion of permitting should allow us to commence mine production again in 2010. (See Note 17 – Subsequent Events regarding NDEP’s approval of major modification to the water pollution control permit.)

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

Our fifteen-month drill program, which ended in February 2009, consisted of 182 Reverse Circulation (RC) drill holes.     The majority of the 182 drill holes were planned and methodically located to drill Hartford / Lucerne Complex on adequate spacing to define continuity and grade.  A small fraction of the allocated budget was used to drill holes on lease properties that required annual work commitments.  Several of these exploration drill holes intersected favorable mineralized zones and will be followed by additional offset drilling.

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

☐   Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford / Lucerne complex in a more detailed manner

☐   Completed an in-house mineralized material report for the Hartford / Lucerne complex through a focus on infill drilling

☐   Expanded the permitted drilling area

☐   Updated and expanded the mine reclamation permit and reclamation bond

In addition to our drilling activities, we expanded our mineral claim portfolio in the Comstock District through acquisition and the staking of mineral claims ..  We now control over 4,300 acres of patented and unpatented mining claims in the Comstock District of Nevada.  Approximately 2,000 acres of these holdings had been added through the staking new mineral claims.  We remain focused on expanding our land portfolio and mineral holdings in the Comstock Lode District.  (See Note 17 – Subsequent Events regarding acquisition of mineral lease.)

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

2009 Developments

In the first quarter of 2009, a modification application to the Water Pollution Control Permit was submitted to the Nevada Division of Environmental Protection.  The permit modifications highlight the Company’s newly designed processing facilities that will optimize recovery of the recently discovered mill-grade gold and silver mineralized material at the Hartford Complex.

The major planned improvements to the processing facilities include the:

•	Construction and operation of two new crushed mineralized material storage areas;

•	Implementation of a high-grade mineralized material milling circuit in a contained area;

•	Expansion of the leach solution pumping systems;

•	Formation of a new pregnant solution pond; and

•	Expansion of the Merrill Crowe processing plant.

The Nevada Division of Environmental Protection, Bureau of Mining Regulations and Reclamation, has begun its review of the application.  Major modification applications typically take nearly 180 days to complete.  Under the modified permit, the Company initially plans to mine and process at a rate of 720,000 tons of gold and silver mineralized material per year.  The majority of the mineralized material that will be processed in the milling circuit will have a high percentage of the contained precious metals recovered because of efficiencies afforded by the milling process.  (See Note 17 – Subsequent Events regarding NDEP’s approval of major modification to the water pollution control permit.)

Several other operating permits are also being updated to allow operations to begin in 2010.  Dennis Anderson, Professional Mine Engineer, leads the mine permitting efforts and is supported by the engineering consultants at Telesto Nevada, LLC of Reno, Nevada.

In anticipation of mining resumption, the Company has procured a 300 ton per day ball mill and related equipment.  The ball mill is being added to process the high grade gold and silver mineralization, optimizing gold and silver recovery.  Precious metal recovery using the ball mill and grinding to 100 Mesh should be around 95% versus 65% for heap leaching.

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

There are also risks involved in the fact that one individual and his affiliates, as of September 30, 2009, beneficially own in excess of 23.5% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice can waive the 4.9% ownership restriction, allowing him to convert 100% of his convertible debt and related interest, which totals $12,319,351 at September 30, 2009, into our common shares. This group, if they waive the ownership restriction and convert all convertible debt and related interest into our voting common stock, may take actions that could conflict with your interests. This includes the election of Company directors, approval of actions generally requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

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

Comparative Financial Information

Below we set forth a summary of comparative financial information the three and nine months ended September 30, 2009 and 2008.

Comparative Financial Information

Three Months Ended September 30, 2009

	Quarter ended September 30, 2009	Quarter ended September 30, 2008		Difference
Revenue	$—	$—		$—

Depletion and amortization	37,604	60,000		(22,396)

Reclamation, Exploration and Test Mining Expense	485,429	947,430		(489,001)

General and Administration	330,453	429,767		(99,314)

Consulting and Professional Service	32,204	83,026		(50,822)

Financing cost – warrant issuances	111,160	—		111,160

Derivative change in fair value	42,643	—		42,643

Interest Expense	1,693,994	723,698		970,296

Net Loss	$(2,733,487)	(2,270,921,	)	$462,566

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended September 30, 2009 and September 30, 2008.  In February 2007, we shifted our focus to geology and developmental / in-fill drilling and suspended mining activities.

Reclamation, Exploration and Test Mining Expenses were $ 489,001 less for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. This variance reflects the suspension of drilling activities in the first quarter 2009 allowing our team to focus on quantifying the drill assay information from the December 2007 through January 2009 drill campaign.

The third calendar quarter 2009 General and Administrative expenses decreased by $99,314 from the third calendar quarter 2008.  The calendar quarter 2008 General and Administrative expenses were impacted by the recording of stock options granted to directors.

Consulting and professional expenses for the three month period ended September 30, 2009 were $32,204 compared to $83,026 for the three month ended September 30, 2008, amounting to $50,822 quarter over quarter decrease.  The decrease in consulting and professional expenses reflects lower legal and accounting fees during the third calendar quarter 2009.

The third calendar quarter 2009 Financing cost – warrant issuance expense represents the fair value calculation for the 20 million warrants issued in conjunction with the May 2009 financing. The fair value of each warrant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

 Interest expense for the three month period ended September 30, 2009 increased by $970,296 when compared to the same calendar quarter in 2008. This variance reflects the issuance of additional interest bearing notes and amortization of debt discount of $887,152 associated with fair value calculation for the May 2009 convertible debt financing.

Nine Months Ended September 30, 2009

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Difference
Revenue	$—	$—	$—

Depletion and amortization	114,073	180,000	(65,927)

Reclamation, Exploration and Test Mining Expense	2,577,821	2,415,831	161,990

General and Administration	1,022,670	1,532,774	(510,104)

Consulting and Professional Service	177,610	141,985	32,625

Financing cost – warrant issuances	1,856,195	—	1,856,195

Derivative change in fair value	42,643	130,604	(87,691)

Other, net	58,500	(551,907)	635,407

Interest Expense	3,296,145	2,053,008	1,243,137

Net Loss	$9,145,657)	(5,902,295)	$3,243,305

We did not produce or sell any gold or silver at our Comstock project in Nevada during the nine month period ended September 30, 2009 and September 30, 2008.  In February 2007, we shifted our focus to geology and developmental / in-fill drilling and suspended mining activities.

Reclamation, Exploration and Test Mining Expenses were $ 161,990 greater for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The variance reflects the permit application costs in 2009..

The nine month period ended September 30, 2009 General and Administrative expenses decreased by $510,104 when compared to the first nine months of 2008.  General and Administrative expenses were higher for the nine month period ended September 30, 2008 because of employee stock option expense of $429,000.  This compares to $0 for the nine month period ended September 30, 2009.

Consulting and professional expenses for the nine month period ended September 30, 2009 were $177,610 compared to $141,985 for the nine month period ended September 30, 2008, amounting to $35,625 increase.  The increase in expenses reflects higher legal and accounting fees in 2009.

The 2009 Financing cost – warrant issuance expense represents the fair value calculation for the 95 million warrants issued in conjunction with six (6) private placements during the quarter plus the 80 million warrants issued in conjunction with the May 2009 financing.  The fair value of each warrant was estimated at the date of the grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

Other, net of increase of $635,407 in the 2009 compared to 2008 reflects an accrual adjustment to liquidated damages resulting from the extinguishment of debt.

Interest expense for the nine month period ended September 30, 2009 increased by $1,243,137 from the nine month period September 30, 2008. This variance reflects the issuance of additional interest bearing notes ($18.2 million of interest bearing debt at September 30, 2009 compared to $15.2 million at September 30, 2008) and amortization of debt discount of $952,296 associated with fair value calculation for the May 2009 financing.

Our Company is a Test Mining Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity. During the first nine months of 2009, we secured an aggregate of $2,950,000 in financing. Specifically, we raised $950,000 through six private placements during the first calendar quarter of 2009 and In May 2009 we secured $2 million if formal debt commitments of which 100% has been funded.  While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements Form 10-K for the year ended December 31, 2008, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As of  September 30, 2009, the Company was in default of the terms on several outstanding notes payable with the Winfield Group totaling $11,869,986 of principal and $3,757,362 of interest.  The Winfield Group consists of Mr. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Mr. Winfield and his affiliates (“Winfield Group”) held various notes and debentures issued by the Company that are reported in several different liabilities accounts that are in default as of September 30, 2009.  The notes are as follows:

	Principal	Interest
Convertible Debentures Payable – Investors (Note 9)	$687,928	$32,400
Convertible Debentures Payable - Mandatory Redemption payment (Note 9)	4,412,058	742,905
Convertible Notes Payable - 2006 & 2007 (Note 9)	1,620,000	1,128,970
Promissory Notes – July 2005 Financing (Note 10)	1,200,000	1,250,470
Promissory Notes – Plum Mine (Note 10)	250,000	53,125
Promissory Notes Payable – December 2007 (Note 10)	600,000	122,573
Promissory Notes Payable – February 2008 (Note 10)	600,000	114,059
Convertible Notes Payable – 2008 (Note 9)	2,500,000	312,833
	$11,869,986	$3,757,362

The Winfield Group consists of Mr. Winfield and Santa Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, and combined, represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  As of September 30, 2009, the Company is in technical default of the terms on several outstanding notes payable and accordingly the entire note balances of the defaulted notes have been recorded as current liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

As of the end of the period covered by this Annual Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over disclosure controls and procedures as of September 30, 2009 are effective.

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

There have been no changes during the quarter ended September 30, 2009 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

At September 30, 2009 we had outstanding 3, 617,841,740 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At September 30, 2009, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 2.2 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

Employees and directors

During the nine month period ended September 30, 2009, the following shares were issued to employees and Company directors:

•
Pursuant to his employment agreement, Larry Martin, the Company’s Chief Geologist, was issued a total of 2,500,000 of our unregistered common shares, valued at $32,500 or $0.0129 per share during 2009.

•
Pursuant to his agreement with the Company, Dennis Anderson, the Company’s Senior Engineer, was issued a total of 2,500,000 of our unregistered common shares, valued at $30,000 or $0.012 per share during 2009.

As of September 30, 2009, Mr. Faber, President and CFO, has unpaid wages and expenses of $146,822.

Item 3. Defaults Upon Senior Securities

As of September 30, 2009, the Company is in default of the terms on several outstanding notes payable with the Winfield Group with principal balance due of $11,869,986 and accrued interest of $3,757,362 (See Note 8). Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)              The following documents are filed as part of this Report:

(1)      Financial statements filed as part of this Report:

Consolidated Balance Sheet as of September 30 ,2009 (Unaudited)

Consolidated Statement of Operations for the three-month periods ended September 30, 2009 and 2008 (Unaudited)

Consolidated Statement of Cash Flows for the three-month periods ended September 30, 2009 and 2008 (Unaudited)

Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended September 30, 2009:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC. (Registrant)

Date: November 14, 2009	By:	/s/ Robert A. Reseigh
Name: Robert A. Reseigh
Title: Principal Executive Officer

	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Principal Financial Officer and Principal Accounting Officer