Form 10-K/A
period 2008-12-31
GOLDSPRING INC
filed 2010-03-05
CIK 1120970

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

PART I

Item 1. Business

Overview

GoldSpring Inc. (the Company) is a North American precious metals mining company, focused in Nevada, with land holdings in the Comstock Gold-Silver District of Nevada. The Company has located a deposit of mineralized material at the Hartford Complex and has secured several of the key mining permits required to develop the project. The Company is currently engaged in an aggressive exploration program to define the extent of the Hartford deposit, assess other key exploration targets on its large land package and push the project toward production. The high-grade nature of the bulk tonnage Hartford deposit and its favorable configuration has potentially positioned the Company to become a new gold-silver producer in the future.

In early 2007, we temporarily closed our mining operation. This shutdown allowed the Company to focus on the geology to gain a comprehensive understanding of the mineralization at the Hartford complex at our Comstock project. The company commenced a drilling program in December 2007 to further delineate the mineralized material and to determine the most effective process for mining operations. The goal has been to define and map the geology and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data.  There is also ongoing metallurgic testing to attempt to maximize recovery of the high grade fraction of the mineralized material and to determine optimum size to continue heap leaching.

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

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not always be able to generate a profit on the sale of gold or other minerals because we can only maintain a level of control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of the mineralized material , metallurgy, and exploration activities in response to the physical shape and location of the deposit. In addition costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

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

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature, involves many risks, and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. Once gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the mineralized material, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any mineralized material that may be discovered or acquired in the future will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis. Mineral exploration companies must continually replace mineralized material depleted by production. As a result, there can be no assurance that we will be successful in replacing any mineralized material acquired or established in the future.

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

We plan to pursue opportunities to acquire properties with gold mineralized material and exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold from these properties or from the sale of some of these properties. The value of any mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would negatively affect our asset values, cash flows, potential revenues, and profits.

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

Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do not anticipate expending sums for additional drilling and analysis to establish proven or probable reserves on our properties. We drill in connection with our mineral exploration activities and not with the purpose of establishing proven and probable reserves. Therefore, our activity must be called exploration or test mining. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are estimates only, subject to uncertainty due to factors, including the quantity and grade of the material, metal prices, and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining, and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the quantity of mineralized material may vary depending on metal prices. Any material change in the quantity of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production.

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
Big Mike Project
Pershing
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
N

Legend
Dondero
DWC
Partial DWC
Sutro
Partial Sutro
GoldSpring
Comstock Project Town Lots
0 750 1,500 2,250 3,000 Feet
1 inch = 1,500 feet
Map updated April 13, 2009
Gold Hill
Silver City
American Flat
STOREY CO
LYON CO
Mine Dump
Spring Valley

PINE NUT MOUNTAINS
PROSPECTS
PROSPECT
ADIT
Como Comet #7
Como Comet #8
Como Comet #6
Como Comet #1
Como Comet #4
Como Comet #5
Como Comet #2
Como Comet #3
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

Description of Equipment and other Infrastructure Facilities

Up until the shutdown in mining in February 2007, GoldSpring used a mining contractor to dig material from the Billie the Kid pit. The contractor used 50 ton Euclid haul trucks to haul the mineralized materials from the Billie the Kid/Lucerne open pit to the crushing and process facility located in the northeast corner of the property. The mineralized material is crushed, and agglomerated in a self-contained portable crushing plant. The mineralized material is fed to a vibrating plate feeder by a front-end loader. The feeder provides a steady feed to a Pioneer jaw crusher where material is crushed to -3” minus. Prior to agglomeration, 10 pounds of Type II Portland Cement is added for every ton of mineralized material and metered on to the pug mill feed conveyor which is then transported to the leach pads. A dilute cyanide solution is then applied to the mineralized material on the leach pads. Pregnant solution is accumulated from the leach pad and is then pumped to the 300 gpm Merrill-Crowe recovery plant. The resulting zinc precipitate collected in the presses is dried and smelted on the property using an electric furnace to produce gold and silver dore.

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

Mineralized Material

We have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7. Therefore, all of our activities are considered exploratory in nature. Part of our exploration includes operating a test mine. The purpose of the test mine is to determine our capital and operating costs, metallurgical recoveries, and other mining factors, and demonstrate that we can make a profit over and above our capital and operating cost. These test mining activities will assist us with sufficient data to prepare a formal mine plan and establish reserves in the future.

On June 10, 2008, our third-party engineer, Telesto Nevada, Inc. of Reno, Nevada, released the Preliminary Resource Report for our Comstock Project based 450 drill holes from prior drill campaigns and 38 drill holes that we completed as of the date of the report. The third-party Report indicated a mineralized material volume of 4,926,000 tons grading 0.080 ounces per ton gold and containing 392,000 ounces at a limiting grade of 0.030 ounces per ton.  In September 2008, Telesto updated the estimate of the mineralized material .  The updated Report, which included 19 additional holes not in the June 2008 Report, showed a mineralized material volume of 7,179,984 tons grading 0.072 ounces per ton gold and containing 510,000 ounces of gold at a limiting grade of 0.030 ounces per ton.  As of March 24, 2009, we have drilled a total of 179 holes.  We expect an updated estimate and scoping / feasibility report to be released in the short term.

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
Big Mike 7
Big Mike 4
Big Mike
Big Ron
Big Bruce
Brandi Placer Claim
Big Mike Extension
Big Mike Extension #1
Big Mike Extension #2
TAILINGS
MINE
STOCK TANK
STOCK TANK
STOCK TANK
22
27
26
Big Mike and Related Claims
in Pershing County as of 2008
0 500 1,000 1,500 2,000
Feet
1 inch = 1,000 feet
Map updated April 13, 2009
N
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

Overview

GoldSpring, Inc. is a North American precious metals mining company, focused in Nevada, with extensive, contiguous property in the Comstock Lode District.  Our Company was formed in mid-2003, and we acquired two properties in the Comstock Lode before the end of that year.  We secured permits, built an infrastructure and brought the exploration project into test mining production within a year of its acquisition.  The Company, in 2005, began consolidating the Comstock Lode by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining.  We are an emerging company, looking to build on our success through the acquisition of other mineral properties in the Comstock Lode District with significant precious metals exploration potential.  The Company's objectives are to increase its mineralized material inventory through exploration, expand its footprint in the Comstock, resume mining, optimize its production, and maximize shareholder value

Our Company spent the majority of 2007 collecting and analyzing geological information from our Comstock project in Nevada, with the objective of developing an exploration and developmental drilling program.  Based upon our review of geological information, including the assay results of several prior drilling campaigns, we believed the Hartford / Lucerne Complex provided the opportunity to identify significant precious metals mineralization that would lead us to mine production.  We have also committed to assembling a tier-one team of mining industry professionals.  In late 2007, we completed a drill plan based on the geological model for mineralization in the Comstock Mining District.  In December 2007, we launched our exploration and developmental drilling program, which was focused on surface drilling at the Hartford / Lucerne Complex to delineate the zones of mineralization.  The drill hole depth of this reverse circulation drilling program typically varied between 600 to 1000 feet.  To date, we have drilled 170 Reverse Circulation holes as part of the 2007-2009 drill program.  We have received data from 128 of the 170 holes; the data includes surveyed location, logged geology, and assays received from American Assay Labs in Reno, Nevada.  We are currently awaiting data on the remaining 42 holes.  Larry Martin leads GoldSpring’s team of geologists in this exploration program.

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

☐   Further exploration in the Comstock Region to accomplish the above, including a decision to review the geology of the Hartford complex in a more detailed manner

☐   Completion of the Plum Mine preliminary feasibility report through a focus on infill drilling to allow completion of the Report

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

The major improvements to the processing facilities include the:

       •      Construction and operation of two new crushed material storage areas;

       •      Implementation of a high-grade milling circuit in a contained area;

       •      Expansion of the leach solution pumping systems;

       •      Formation of a new pregnant solution pond; and

       •      Expansion of the Merrill Crowe processing plant.

The Nevada Division of Environmental Protection, Bureau of Mining Regulations and Reclamation, has begun its review of the application.  Major modification applications typically take nearly 180 days to complete.  Under the modified permit, the Company initially plans to mine and process at a rate of 720,000 tons of mineralized material per year.  The portion  of the mineralized material that will be processed in the milling circuit will have a high percentage of the contained precious metals recovered because of efficiencies afforded by the milling process.

Several other operating permits are also being updated to allow operations to begin in 2010.  Dennis Anderson, Professional Mine Engineer, leads the mine permitting efforts and is supported by the engineering consultants at Telesto Nevada, LLC of Reno, Nevada.

In anticipation of mining resumption, the Company has procured a 300 ton per day ball mill and related equipment.  The ball mill is being added to process the higher grade gold and silver mineralization, optimizing gold and silver recovery.  Precious metal recovery using the ball mill and grinding to 100 Mesh should be around 95% versus 75% for heap leaching.

Assuming sufficient funds are raised in a timely manner, the Company’s goal would be to reopen the Mine during in 2010. In order to resume production, the Company must complete a preliminary feasibility report certified by a qualified third party; complete a comprehensive mine plan; and complete a mining schedule, all of which are dependent upon ability to secure sufficient funds to procure the mining fleet and related assets. In addition, we will need to construct the milling facility, process ponds and expand the existing processing facilities. A haul truck and shovel fleet, and ancillary mine production equipment will need to be acquired and placed in service by the mine production team.

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

Results of Operations and Operational Plan

Our Comstock Lode Mine, which is located in Storey County, Nevada, went into test mining production in late third quarter 2004. We have not established reserves on this exploration project. Therefore, all of our activities on this property are considered test mining or exploratory in nature. In November 2005, we retained mining engineer Jim Golden, who became our COO in 2006, to conduct a comprehensive review of all aspects of the Comstock Lode Mine operation, including the overall mine plan, with the objective of further improving efficiency, increasing production, and reducing costs. Furthermore, Techbase International of Colorado, with the help of our consultants, has been retained to complete a detailed mine plan and a mineralized material inventory for our Comstock project.   We released our first Mineralized Material Report in September 2008.  We believe that these steps coupled with our exploratory drilling of the Hartford / Lucerne Complex will improve our overall performance at the Comstock Lode Mine.

Among the exploration and business development activities that are in process:

·	Mineralized Material delineation
·
·	Completion of drilling results report

·	Development of comprehensive mine plan from exploration results

·	Increase of mineralized material inventory

·	Augment ability to mine and operate at more efficient levels

·	Intent to resume mine operations after completion of the scoping report and the comprehensive mine plan.

·	Expansion of existing footprint in the Comstock region (which was largely accomplished through the in process DWC and Sutro Tunnel transactions)

Expansion of team of experts to study geology and metallurgy, as well as develop a mine plan, define recoveries, and complete a preliminary feasibility report

Secure funds to complete drilling

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

2008 Developments

The Company has drilled a total of 130 holes in its Phase 1 exploratory program through December 2008 at the Hartford / Lucerne Complex. The purpose of this program is to define the boundaries of the mineralized material and to produce a comprehensive feasibility report and mine plan.  The total estimated cost of this plan is $3,500,000 of which $3,443,000 has been expended to date.  The assay results from this drill campaign have been encouraging. The initial resource report released in September after obtaining 3rd party assays on 38 of these drill holes plus assay results from 450 holes from prior drill campaigns indicated a mineralized material volume of 4,926,000 tons grading 0.080 ounces per ton gold containing 392,000 ounces at a limiting grade of 0.030 ounces per ton. The material is highlighted by 930,000 tons grading 0.209 ounces per ton gold containing 194,000 ounces of gold using a 0.10 ounces per ton gold limiting grade. A report is expected to be completed during the second quarter 2009. The Company intends to expand the exploration program beyond the Hartford Complex in 2009.

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

Drill Hole	Intercept in Feet		Gold Grade	Silver Grade
Number	From	To	(ounces per ton Au)	(ounces per ton Ag)
111	0	40	0.049	1.52
	105	190	0.029	0.5
	205	220	0.039	0.23
110	90	105	0.039	0.47
	120	130	0.024	0.14
	140	160	0.028	0.12
	320	340	0.043	0.7
109	0	100	0.04	0.71
	65	95	0.102	0.8
108	125	145	0.019	1.34
	200	215	0.047	1.62
	250	265	0.027	0.87
	310	400	0.022	1.05
107	115	225	0.028	0.27
	125	165	0.058	0.33
106	15	50	0.017	0.49
	130	140	0.019	0.33
105	235	245	0.052	0.47
104	0	190	0.057	1.17
	75	190	0.091	1.98
103	0	180	0.034	0.83
	60	85	0.123	2.1
102	0	35	0.081	2.28
	170	290	0.047	0.55
	185	220	0.12	0.78
	325	390	0.123	2.23
101	20	365	0.118	0.89
	125	265	0.243
	555	570	0.394	0.48
	585	595	0.163	2.26
100	0	160	0.05	0.39
99	5	30	0.016	0.41
	60	90	0.022	0.37
	130	285	0.051	0.49
98	35	145	0.044	0.12
	240	250	0.025	0.17
	270	305	0.026	1.2
97	105	240	0.041	0.34

96	80	160	0.032	1.08
95	0	60	0.014	0.33
	110	145	0.039	0.16
Hole 94	10	40	0.023	0.61
	50	65	0.031	0.28
93	20	100	0.017	0.11
	130	270	0.029	1.05
92	0	55	0.028	0.34
	150	165	0.025	0.15
	175	195	0.024	0.32
	225	280	0.019	0.79
91	40	70	0.026	0.75
90	35	90	0.021	0.19
89	0	20	0.013	0.31
	60	80	0.017	0.08
	90	105	0.019	0.18
88	5	20	0.016	0.33
	150	165	0.032	0.14
	175	215	0.017	0.25
87
86			No	Mineralization
85
84	45	80	0.03	0.084
	170	245	0.036	0.072
	295	355	0.046	0.089
	455	485	0.028	1.151
83	0	20	0.051	0.877
	125	415	0.02	0.46
82	0	90	0.01	0.297
	90	110	0.031	1.444
	110	125	0.014	0.186
	160	195	0.021	0.293
81	115	265	0.113	0.908
80	180	235	0.015	0.04
	370	450	0.049	1.211
79	350	390	0.012	0.131
78	5	40	0.011	0.337
	45	90	0.029	0.152
	100	195	0.065	1.139
77	0	15	0.039	0.33
	65	185	0.05	1.059
76	0	90	0.041	0.627
	105	330	0.12	0.937
75	60	65	0.125	0.296
	120	125	0.071	0.372
	140	185	0.097	0.195
	190	195	0.013	0.063
	310	405	0.023	0.394

74	0	30	0.061	0.586
	140	325	0.024	0.162
73	0	120	0.016	0.702
	140	175	0.019	1.038
72	0	15	0.017	0.234
	50	85	0.052	0.937
	335	345	0.062	1.586
71	50	65	0.017	0.21
	80	135	0.023	0.12
	165	240	0.04	0.29
	260	280	0.064	1.75
70	0	65	0.02	0.48
	130	175	0.029	0.4
	190	245	0.027	0.3
	295	380	0.029	0.36
69	0	35	0.061	0.059
	140	325	0.024	0.16
68	15	35	0.045	0.74
	45	55	0.029	0.25
	70	80	0.041	0.82
	80	90	0.031	1.07
	90	105	0.021	0.72
	105	120	0.175	0.68
	120	145	0.036	0.8
	145	170	0.035	1.45
	170	185	0.024	0.62
67	55	260	0.064	1.17
66	0	50	0.014	0.35
	50	155	0.057	1.05
	155	185	0.016	0.33
65	0	50	0.017	0.11
	115	130	0.039	0.11
	160	320	0.025	0.14
	320	420	0.156	0.62
	420	500	0.024	0.11
64	0	25	0.057	0.51
	115	420	0.044	0.3
63	125	170	0.03	0.47
	300	315	0.11	0.69
62	100	120	0.033	0.56
61	0	15	0.036	0.96
	210	225	0.053	0.48
	240	310	0.053	0.84
	385	405	0.022	0.02
60	275	335	0.02	0.18
	375	435	0.012	0.02
	665	685	0.065	0.08
59	105	265	0.035	0.56

	300	315	0.019	0.07
58	130	285	0.018	0.48
57	90	105	0.018	0.43
	135	155	0.023	0.06
	270	425	0.017	0.18
56	435	445	0.191	0.1
	750	765	0.07	0.04
55	345	355	0.104	0.17
	385	410	0.016	0.05
	450	605	0.026	0.02
54	315	355	0.043	0.93
	450	470	0.033	0.08
	505	520	0.048	0.23
	635	675	0.022	0.09
53	0	25	0.018	0.69
	225	260	0.033	0.13
52	70	90	0.046	0.16
	120	170	0.12	0.52
	190	255	0.022	0.35
	290	325	0.015	1.13
51	55	120	0.041	0.23
	175	295	0.024	0.46
50	0	50	0.128	0.43
	155	275	0.068	0.83
			Bottom in high grade @ 275

49	0	50	0.018	0.73
	165	290	0.025	0.15
	310	355	0.119	0.37
48	0	90	0.041	0.86
47	0	85	0.04	0.81
46	0	15	0.012	0.5
	105	115	0.019	0.06
	220	305	0.058	0.46
	325	350	0.031	0.07
45	90	95	0.257	1.64
	165	255	0.012	0.08
	255	345	0.077	0.82
44	215	275	0.172	1.19
	230	235	1.559	6.35
	345	430	0.064	0.06
	355	370	0.242	0.2
43	335	410	0.01	0.43
42	615	715	Low grade	Low grade
41	10	25	0.03	0.17
	135	155	0.137	0.61
	185	270	0.015	0.04
	295	405	0.037	0.61

	540	560	0.025	0.31
40	210	260	0.238	0.16
	235	240	1.937	0.7
	325	340	0.043	0.68
39	0	120	0.031	0.43
	120	170	0.009	0.37
	170	210	0.04	1
38	0	20	0.087	0.83
	60	170	0.025	0.38
	190	235	0.031	0.73
	400	425	0.021	0.35
37	0	155	0.032	0.53
36	95	110	0.191	0.18
	175	195	0.019	0.2
	205	255	0.044	0.31
	285	315	0.025	0.08
	330	400	0.025	0.09
	410	520	0.173	1.08
	585	625	0.01	0.04
35	0	15	0.03	0.63
	170	190	0.033	0.16
	320	380	0.026	0.16
	400	420	0.016	0.35
	465	560	0.014	0.52
34	0	10	0.055	0.95
	195	205	0.025	0.12
	305	335	0.021	0.41
	365	420	0.029	0.58
	540	550	0.02	0.44
33	0	15	0.019	0.16
	30	40	0.05	0.21
	160	170	0.025	0.72
	240	250	0.045	0.08
	310	325	0.015	0.5
	365	380	0.025	0.02
	395	420	0.025	0.02
32	0	60	0.039	0.27
	195	265	0.026	0.33
	295	315	0.019	0.25
	420	460	0.02	0.15
	555	585	0.017	0.74
31	0	15	0.053	1.67
	225	370	0.041	0.12
	390	420	0.014	0.06
	575	635	0.08	0.52
30	0	55	0.037	0.63
	280	350	0.017	0.31
	375	410	0.06	0.22
	570	630	0.02	0.89

29	0	15	0.04	0.63
	405	485	0.113	2.09
	495	570	0.017	0.19
	600	640	0.078	0.32
28	0	15	0.023	0.78
	65	210	0.083	0.63
	255	290	0.051	0.6
	310	410	0.02	0.65
27	0	20	0.044	0.94
	140	150	0.063	0.56
	175	255	0.044	0.38
	315	495	0.04	1.13
26	0	25	0.025	0.88
	240	375	0.065	0.41
	395	435	0.029	0.69
25	0	60	0.033	0.8
	135	150	0.034	0.06
	165	230	0.029	0.5
	315	330	0.014	0.09
	525	595	0.015	0.14
24	0	25	0.052	0.64
	150	235	0.103	0.54
	285	420	0.022	1.03
23	75	235	0.058	0.78
	260	300	0.03	1.04
22	0	20	0.012	0.24
	30	40	0.134	1.57
	70	140	0.04	0.43
21	210	305	0.046	0.61
20	70	75	0.013	0.04
	390	395	0.015	0.04
19	0	45	0.01	0.13
	140	180	0.045	0.63
	205	230	0.013	0.56
18	0	40	0.01	0.29
	260	265	0.022	1.63
17	60	130	0.031	0.5
16	290	300	0.088	0.07
	385	535	0.047	0.07
	555	755	0.032	0.25
15	10	25	0.054	1.74
	115	320	0.118	1.32
	325	365	0.029	3.53
14	10	40	0.034	0.72
	55	80	0.109	0.75
	210	225	0.082	0.08
	290	330	0.091	0.23
13	0	70	0.025	0.34

12	0	60	0.012	0.18
	445	460	0.062	0.14
11	175	265	0.043	0.47
	285	350	0.076	1.28
10	20	400	0.109	0.66
09	10	25	0.054	1.74
	115	320	0.118	1.32
	325	350	0.03	0.02
08	40	55	0.037	0.17
	85	150	0.06	1.04
07	15	185	0.068	1.5
06	35	55	0.029	1.27
	120	130	0.164	1.19
	135	215	0.033	0.29
	245	275	0.037	1.29
	275	325	0.003	1.71
05	30	65	0.038	0.9
	120	265	0.045	1.27
04	50	60	0.006	0.09
03	55	90	0.031	0.81
02	160	275	0.074	0.69
01	65	135	0.052	0.64

All of the assays referenced herein and the data derived there from have been performed and analyzed by American Assay of Reno, Nevada, a certified independent commercial laboratory, utilizing industry standard analytical methods.

In addition to the drilling program, the Company is continuing to work on the completion of a comprehensive mine plan. The results of the drilling program, combined with the mine plan, will form the basis for a preliminary feasibility report. The Company completed its initial report in the third quarter 2008. Completing the mine plan and the preliminary feasibility report and obtaining the required funding are the key elements in the Company’s plan to return to production. In determining the optimum time to resume production, the Company will seek advice from its team of mining industry experts.

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

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2008 and 2007

Note 1 — Nature of Business

We are a North American precious metals mining company with an operating gold and silver test mine in northern Nevada. Our Company refocused as a mining company, when we acquired the Plum property in November 2003. In our relatively short history, we secured permits, built an infrastructure and brought the Plum exploration project into test mining production. Beginning in 2005, we started acquiring additional properties around the Plum project in Northern Nevada, expanding our footprint and creating opportunities for exploration. We are an emerging company operating test mine, looking to build on our success through the acquisition of other mineral properties in North America with reserves and exploration potential that can be efficiently put into near-term production. Our objectives are to re-open the Plum Mine and process facilities and increase its past production rates; define reserves through exploration and acquisitions; expand our footprint at the Plum Mine; and maximize value for our shareholders.

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

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual[Quarterly on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Goldspring, Inc.

/s/ Robert T. Faber
Robert T. Faber
President and Director (Principal Financial Officer)

Date: March 5, 2010

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert T. Faber	President, Chief Financial Officer and Director	March 5, 2010
Robert T. Faber	(Principal Executive Officer and Principal Financial Officer)

/s/ scott h. jolcover	Director	March 5, 2010
Scott H. Jolcover

/s/ William Nance	Chairman of the Board and Director	March 5, 2010
William Nance

/s/ Robert a. reseigh	Chief Executive Officer	March 5, 2010
Robert A. Reseigh