Form 10-K
period 2009-12-31
GOLDSPRING INC
filed 2010-04-12
CIK 1120970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐  No ☒

The aggregate market value of the 3,119,251,058 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2009 was $37,400,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 9, 2010
Common Stock	3,782,450,927

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1. Business

Overview

GoldSpring, Inc. is a North American precious metals mining company, headquartered in Nevada, with significant land holdings in the Comstock Gold-Silver District of Nevada. GoldSpring was incorporated in Florida in 1999 and redomiciled in Nevada in 2008.We have located a deposit of mineralized material in our Comstock holdings, at the Hartford Complex, and have secured several of the key mining permits required to resume mining. We completed the first phase of an exploration drilling program in the first quarter of 2009, and then analyzed the results to define the extent of the Hartford Deposit, assess other key exploration targets on our large land package and push the project toward production. The high-grade nature of the Hartford deposit and its potentially favorable configuration has potentially positioned us to become a profitable gold and silver producer in the future.

We operated the Billie the Kid pit as a test mine from 2004 to 2006. 16,175 ounces of gold and 68,514 ounces of silver were recovered from the mined material, using our heap leach processing facility in American Flat.

In early 2007, we temporarily closed our test mining operation. This shutdown allowed us to focus on the geology to gain a comprehensive understanding of the mineralization at the Hartford complex at our Comstock project. We then commenced a drilling program in December 2007 to further delineate the mineralized material and to determine the most effective process for mining operations. Our goal has been to define and map the geology and to prepare geologic cross sections to be utilized in mine planning and as a result, to be able to build a new mine model using geostatistics and extensive drill hole data. There is also ongoing metallurgic testing to attempt to maximize recovery of the high grade fraction of the material and to determine optimum size to continue heap leaching.

The exploration and developmental drilling program commenced at the Comstock project in mid December 2007 and continued through February 2009. During this program, we drilled 182 holes at the Lucerne / Hartford Complex at our Comstock Project. Once the drilling was complete, a mine model was built to evaluate the economic viability of the deposit. We wrote an in-house report to classify the mineralized material, based on the Society of Mining Engineers 2007 guidelines. Based on those favorable results, we made the decision to complete the necessary studies and return the mine to production.

We are actively seeking financing to reopen the mine, further expansion of our Comstock Lode Project and to meet our working capital needs. If we are unable to secure such financing, we may be unable to continue as a going concern.

The following table sets forth certain information regarding our current projects.
Name	Location	Type
Comstock Lode Gold and Silver Properties	Storey and Lyon Counties, Nevada	Gold and silver lode claims
Spring Valley and Gold Canyon (South Comstock)	Lyon County, Nevada	Placer and lode gold and silver claims
Como	Lyon County, Nevada	Gold and silver lode claims
Big Mike	Pershing County, Nevada	Copper lode claims

Our Comstock Lode exploration project is located between Carson City and Virginia City, Nevada, about 30 miles southeast of Reno, in an area known as American Flat. Our Spring Valley and Gold Canyon claims are located in Lyon County, Nevada, five miles south of our Comstock Lode project. Our Big Mike Copper property is located approximately two hours east of Reno near Winnemucca, Nevada.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by SEC Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.. Therefore, all of our activities are considered test mining and exploratory in nature.

We have completed only initial exploratory activities on our Spring Valley and Gold Canyon claims. We have not as yet explored or developed our Como claims, or Big Mike properties. We have not established reserves on any of these properties. Therefore, there can be no assurance that we will be able to produce sufficient gold to cover our investment and operating costs, if any gold at all.

Employees

We have 14 employees, including our executives, managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our operation, including planning, scheduling, project evaluation, due diligence and acquisition initiatives.

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

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, sloping, and vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

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

Financing Events

•	In 2009, we financed operations through issuance of promissory notes and sales of our common stock, all in private placement transactions, which provided us with $3,647,500 in net funding.

•
In November 2009, we sold a 0.29% net smelter royalty on our Obester Property for $260,000 to Precious Royalties, LLC. These funds were used to offset the purchase of the Obester Property in December 2009.

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

We have incurred substantial losses since our inception, and we are currently experiencing a cash flow deficiency from operations. Our current cash flow and capital resources are limited, and we will require additional funds to pursue our business. We may not be able to secure further financing in the future or if we do, we may not be able to secure financing on favorable terms. If we are not able to obtain additional financing on reasonable terms, we may not be able to execute our business strategy, conduct our operations at the level desired, or even to continue business.

If we are not able to obtain financing, it is unlikely that we will be able to continue as a going concern.

If we are unable to raise additional working capital through outside financing, it is unlikely that the cash generated from our internal operations will suffice as a primary source of the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our lease obligations and indebtedness. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before stockholders would be entitled to any payment, and it is unlikely that the value of such assets would exceed the claims on such assets.

We have received a qualified report from our independent auditors

Our independent auditors report on our financial statements indicates that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern

Relative to our cash flows we have substantial indebtedness.

As of December 31, 2009, we had current indebtedness of $16.1 million in addition to $4.9 million of current accrued interest payable. For the fiscal year ended December 31, 2009, we had a deficit of cash flows from operating activities of $3.6 million. Our substantial indebtedness, and our ability to incur additional indebtedness, may further negatively affect our cash flow and our ability to operate our business and react to changes in the economy or our industry.

Inability to raise sufficient funds to increase growth

Our recent financings have only provided capital to continue existing operations but not to continue significant exploration and growth. Without the ability to attract sufficient amounts of capital at any one time, it is unlikely that we can achieve profitability in the foreseeable future, if ever, or to continue long term operation of the Company.

We have invested capital in high-risk mineral projects where we have not conducted sufficient exploration and engineering studies.

We have invested capital and have otherwise been involved in various mineral properties and projects in Nevada where we may not have conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry or prudent considering our size. Our mineral projects involve high risks because we have not invested sufficient sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis to the same extent that other mining companies might deem reasonable due to limited resources. Standard industry practice calls for a mining company to prepare a formal mine plan and mining schedule and have these documents reviewed by a third party specialist. We do not have a formal mine plan that has been reviewed by a third party specialist. Because we have not established proven or probable reserves, there can be no assurance that we will be able to produce sufficient gold to recover our investment and operating costs.

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

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature, involves many risks, and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis. Mineral exploration companies must continually replace mineralized material or reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

The price of gold fluctuates on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations are significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions, such as South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mineral production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations, and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold prices decline substantially, it could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

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

Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do anticipate expending sums for additional drilling and analysis which may or may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration activities and not with the purpose of establishing proven and probable reserves. Therefore, our activity must be called exploration or test mining. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are estimates only, subject to uncertainty due to factors, including the quantity and grade of ore, metal prices, and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining, and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the quantity of mineralized material may vary depending on metal prices. Any material change in the quantity of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production.

Our operations are subject to strict environmental regulations, which result in added costs of operations and operational delays.

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving the United States generally, and Nevada specifically, in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

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

The Bureau of Land Management (BLM) requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks. We believe we currently maintain adequate reclamation bonds for our operations.

Changes in Nevada laws, which are already strict and costly, can negatively affect our operations by becoming stricter and costlier.

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

We have never paid cash dividends, and we do not plan to pay cash dividends in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no assurance that the price of our common stock will increase.

Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.

Each of our officers and employees is important to our success. If any of them becomes unable or unwilling to continue in their respective positions and we are unable to find suitable replacements, our business and financial results could be materially negatively affected.

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

At December 31, 2009 we had outstanding 3, 662,067,844 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At December 31, 2009, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 3.8 billion additional shares of our common stock, subject to further anti-dilution provisions.

Our stock is a penny stock and trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

Item 2. Properties

Comstock Lode Project

Location, Access, and Title to the Property

We own or lease the following mineral exploration projects: The Comstock gold and silver exploration and test mining project, the Spring Valley and Gold Canyon placers project, the Como mineral claims, and the Big Mike copper project.

Our Comstock Lode Project is located in Storey and Lyon Counties, Nevada. The property is physically situated roughly three (3) miles south of Virginia City, Nevada. Paved state highways from Reno, Carson City, and Virginia City provide access to the property.

The Spring Valley and Gold Canyon project (South Comstock) is located in Lyon County, Nevada, approximately 1.5 miles south of Silver City, Nevada. We have performed geological reconnaissance and limited sampling on this property. During 2009, six drill holes were drilled on the property.

The Como mineral Claims are located in Lyon County, Nevada, approximately 15 miles east of Carson City. We have performed geological reconnaissance on this property, but have not drilled or collected any samples.

The Big Mike copper project is located in Pershing County, Nevada, and has not been explored or developed by us.

Humboldt
Elko
Elko
Big Mike
Washoe
Pershing
Lander
Eureka
Comstock Lode
Reno
Churchill
White Pine
Spring Valley
Storey
Virginia City
Carson City
Lyon
Douglas
Como
Mineral
Nye
Esmeralda
Lincoln
Virginia City project area
Miles
0
5
10
20
Storey
Washoe
Virginia City
Comstock Lode Project
Spring Valley Project
Lyon
Carson City
Como Project
Carson City
Douglas
Las Vegas
Clark
Legend
Project areas
Cities
Capital
Nevada Project Areas
As of December 2009
GoldSpring Inc.
1200 American Flat Road
Virginia City, NV 89440
Miles
0
25
50
100
150

Comstock Lode Project

Our property rights to the mineral estate of the Comstock Lode Project consist of several mineral leases, numerous unpatented mineral claims, and fee ownership of real property.

Obester Property Purchase (2009):

In 2009, we secured long-term control of eleven patented mining claims in Storey and Lyons Counties, Nevada, through a purchase agreement from the Obester Group. This property includes five patented claims in the Lucerne / Billie the Kid area, representing the focus of our recent drilling program. It also includes six claims in the Occidental area, which provide a target for future exploration. The purchase supersedes a mining lease with Claire Obester, dated January 1, 1997, and a mining lease with Claire Obester, Jim Obester, Alan Obester, and Julian Smith dated May 1, 2008.

The total price to be paid to the Obester Group is $1,650,000. A down-payment of $250,000 was accepted, with the balance to be paid in quarterly payments of $250,000 with an interest rate of 6%. These payments are current as of the date of this report. The transaction is expected to close through escrow on or before April 15, 2010. Once the transaction is complete, the Obester Group will receive a Net Smelter Royalty (NSR) of 1% of all future mineral production from the property, which reduces the our royalty obligation by 80%.

The purchase of this property was financed, in part, by an agreement to sell a NSR on the property to Precious Royalties, LLC. Under the agreement, Precious Royalties can earn up to a 5% NSR for a total price of $4,500,000. The agreement calls for all funding to be received by March 31, 2010. During 2009, $260,000 has been funded under the agreement, which was used to make the down payment on the property. As of December 31st, 2009, the Precious Royalties NSR was 0.29%.

Donovan Lease:

We have a mineral exploration and mining lease agreement with the Donovan Silver Hills, LLC dated September 1, 1999 covering seven patented claims and 13 unpatented claims located in Storey and Lyon Counties. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to the greater of $500 per month or a royalty percentage of the Net Smelter Returns. The royalty percentage varies based on the price of gold: 3% if gold is less than $400 per ounce, 4% if gold is at least $400 per ounce but less than $500 per ounce, and 5% if gold is $500 or greater per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Fred Garrett Lease:

We entered into a mineral exploration and mining lease agreement with the Fred Garrett et al on April 1, 2008, covering one patented claim located in Storey, Nevada. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor of $250 per month or a 3% Net Smelter Return, which ever is greater. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

James Obester Lease:

We have a mineral exploration and mining lease agreement with James Obester dated August 1, 2008, covering ten unpatented claims located in Storey County. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to $200 per month for the first two years increasing to $300 a month for the next three years and then increasing to $500 per month thereafter, in addition to a royalty percentage of the Net Smelter Returns. The royalty percentage is a 2% NSR when gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

DWC Resources Letter of Intent:

On August 13, 2008, we entered into a binding letter of intent to purchase certain property owned by DWC Resources, Inc. in Storey County, Nevada. The purchase price is $7,500,000, but is subject to adjustment pursuant to the results of a fairness opinion and/or appraisal to be obtained by us. The purchase price will be paid through issuance of a $7,500,000 convertible promissory note which shall bear interest at the rate of 9% per year with quarterly interest payments due throughout the term of the note which is 5 years. The purchased assets include patented and unpatented lode mining claims owned by DWC Resources, Inc. in the Comstock Lode district. The letter of intent also provides for the payment of royalties ranging from 2% - 6% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to the party which sold the subject property to DWC Resources in 2007. There is also a commitment by us to expend a minimum of $250,000 per year on exploration for five years. During 2009, we satisfied this annual obligation.

Sutro Tunnel Sublease:

Simultaneously with the DWC Resources Letter of intent, we entered into a binding letter of intent to sublease the Sutro Tunnel Lease dated January 1, 2008 between Sutro Tunnel Co. and John Winfield or his nominee. The purchase price for the sublease is $2,000,000 (which is subject to adjustment upon receipt of a third party fairness opinion/appraisal) payable pursuant to the issuance of a $2,000,000 convertible promissory note which shall bear interest at the rate of 9%per year with quarterly interest payments due throughout the term of the note which is 5 years. The letter of intent also provides for the payment of royalties ranging from 6% - 8% of “net smelter returns” based upon the price of gold per ounce and a 1% royalty to be paid to Mr. Winfield if Mr. Winfield provides an acceptable buyer of the Sutro property. We are also required to fulfill lessee’s obligations under the Sutro Tunnel Lease with regard to payment of royalties and exploration expenditures. During 2009, we satisfied this obligation.

Railroad & Gold Lease:

We entered into a mineral exploration and mining lease agreement with the Railroad and Gold, LLC on October 1, 2009 covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease is for an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. We will make annual advance minimum royalty payments, starting with $30,000 on the first anniversary, and increasing by $5,000 each year. We pay a royalty to the lessor of a 4% Net Smelter Return, which will be reduced by the sum of previously-paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

GoldSpring Unpatented Claims:

In addition to the mineral leases, we hold 179 unpatented mineral claims in Storey County, hold eight unpatented mineral claims in Lyon County, and own title to 40 acres of land in Storey County. The W. Hughes Brockbank Living Trust has a lien against and a security interest in these unpatented mineral claims and the 40 acres of land pursuant to a Deed of Trust dated October 31, 2003, entered into with W. Hughes Brockbank Living Trust. The Deed of Trust was granted to secure a promissory note, dated October 31, 2003, in the amount of $1 million for the balance of the purchase price for the property. The non-interest bearing promissory note requires ten quarterly payments of $100,000 each. In 2007, Mr. Winfield’s affiliates, Intergroup Corporation, Santa Fe Financial and Portsmouth Square, purchased the note from the W. Hughes Brockbank Living Trust.  As of December 31, 2009, the outstanding balance of the note was $250,000.

Table of all Comstock Lode Project Owned or Controlled Patented Claims:

Claim Number	Claim Name	Owner/Lessor	Position	Acres
800-001-009	Green	GSPG (Obester)	Fee	11.0
800-001-11	Echo Parcel	GSPG (Obester)	Fee	7.0
800-001-12	Lucerne	GSPG (Obester)	Fee	8.0
800-001-08	St. Louis Parcels	GSPG (Obester)	Fee	7.0
800-002-71	Billie the Kid	GSPG (Obester)	Fee	18.0
800-001-010	North Occidental	GSPG (Obester)	Fee	7.2
800-001-025	East North Occidental	GSPG (Obester)	Fee	12.2
800-001-021	Dean Parcel	GSPG (Obester)	Fee	11.0
800-001-024	South Occidental	GSPG (Obester)	Fee	20.6
800-001-068	Occidental	GSPG (Obester)	Fee	7.8
800-001-026	Edwards	GSPG (Obester)	Fee	17.8

USS 84	Tarto Lode	Donovan	Lease	1.0
USS 86	Hartford	Donovan	Lease	14.0
USS 1723	Succor Lode	Donovan	Lease	6.0
USS 3760	Olympia	Donovan	Lease	6.0
USS 4728	Hardluck	Donovan	Lease	6.0
USS 4728	Friendship	Donovan	Lease	7.0
USS 4728	Brown Lode	Donovan	Lease	8.0
USS 125	Niagra	Donovan / DWC	Lease	3.0
USS 1066	S. Comstock	Donovan / DWC	Lease	12.0

38822	Bells Hill	DWC	Lease	4.0
33721	Black Bird	DWC	Lease	11.0
2438	Chonta Lode	DWC	Lease	6.4
6916	Cliffhouse	DWC	Lease	16.9
3704	Corey Jay Boer	DWC	Lease	7.4
33733	East Alamo Ledge	DWC	Lease	11.9
USS 49A/B	Front Lode A/B	DWC	Lease	10.4
38822	German	DWC	Lease	3.6
16755	Holman	DWC	Lease	8.8
69	Justice	DWC	Lease	19.2
785	Keystone Comstock	DWC	Lease	12.1
1436	Memphis	DWC	Lease	14.1
39507	Overland	DWC	Lease	0.5
38822	Sebastopol	DWC	Lease	0.8
33722	South Alamo	DWC	Lease	9.4
39507	Wedge	DWC	Lease	1.2
16696	White Lode	DWC	Lease	11.8
353	Woodville	DWC	Lease	5.2

USS 114	Pride of Washoe	Garrett	Lease	25.3

USS 61	Chollar Potosi (below Sutro)	RR & Gold	Lease	35.2
USS 178	Culver	RR & Gold	Lease	13.8
USS 142/179	Culver Addition	RR & Gold	Lease	10.6

Claim Number	Claim Name	Owner/Lessor	Position	Acres
USS 357	Frankel	RR & Gold	Lease	5.5
USS 126/107	Gibbs	RR & Gold	Lease	10.4
USS 39	Knickerbocker (N half)	RR & Gold	Lease	5.4
USS 215	Rock Island	RR & Gold	Lease	20.3
USS 63	Savage (below Sutro)	RR & Gold	Lease	19.4

USS 64	Gould & Curry	RR &Gold / Sutro	Lease	25.3
142	Alpha	Sutro	Lease	8.6
USS 65	Alta (Woodville)	Sutro	Lease	24.7
128	Bacon (USS 58)	Sutro	Lease	1.5
129	Bacon (USS 59)	Sutro	Lease	0.6
	Belcher	Sutro	Lease
130	Burke & Hamilton	Sutro	Lease	1.3
2611	Capitol	Sutro	Lease	9.2
131	Challenge	Sutro	Lease	1.5
1254	Comstock Lode (Bullion)	Sutro	Lease	27.3
68	Confidence	Sutro	Lease	4.0
9920	Crown Point	Sutro	Lease	3.3
149	Empire North	Sutro	Lease	1.8
150	Empire South	Sutro	Lease	0.7
216	Exchequer	Sutro	Lease	10.0
353	Granville (Lady Washington)	Sutro	Lease	5.9
USS 146	Grosh	Sutro	Lease	7.4
USS 147	Grosh	Sutro	Lease	5.3
3161	Grosh Consolidated Mining	Sutro	Lease	15.5
9919	Imperial	Sutro	Lease	2.6
125	Joseph Trench	Sutro	Lease	0.7
USS 84	Julia	Sutro	Lease	9.1
9921	Kentuck	Sutro	Lease	0.9
9922	Kentuck MG.	Sutro	Lease	2.7
643	La Cata	Sutro	Lease	13.8
644	Sara Ann	Sutro	Lease	13.8
	Seg. Belcher	Sutro	Lease
USS 90	Ward	Sutro	Lease	7.1
143	Wm Sharon	Sutro	Lease	0.9
9918	Yellow Jacket	Sutro	Lease	7.7

Table of all Comstock Lode Project Owned or Controlled Unpatented Claims:

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC416049	Big Mike	04/07/1987	Donovan	Lode	Lease	BLM	20.0
NMC416048	Cliff House Fraction	04/07/1987	Donovan	Lode	Lease	BLM	4.0
NMC416043	Echo St. Louis Fraction	04/07/1987	Donovan	Lode	Lease	BLM	0.3
NMC416041	Green St. Louis Fraction	03/04/1987	Donovan	Lode	Lease	BLM	7.0
NMC676492	Hartford Lucerne Fraction	04/07/1987	Donovan	Lode	Lease	BLM	0.9
NMC416040	Hartford South Extension	04/07/1987	Donovan	Lode	Lease	BLM	3.0
NMC416042	Hartford St. Louis Fraction	04/07/1987	Donovan	Lode	Lease	BLM	6.5
NMC416044	Justice Lucerne Fraction	04/07/1987	Donovan	Lode	Lease	BLM	1.7
NMC416046	Justice Woodville Fraction	04/07/1987	Donovan	Lode	Lease	BLM	3.1
NMC416047	New Deal Fraction	04/07/1987	Donovan	Lode	Lease	BLM	12.0
NMC416045	South Comstock St. Louis	04/07/1987	Donovan	Lode	Lease	BLM	1.0
NMC416033	Vindicator #8	04/06/1987	Donovan	Lode	Lease	BLM	20.7

NMC705983	Cook & Grey	11/09/1953	DWC	Lode	Fee	BLM	1.8
NMC116359	Cumberland #2	08/19/1901	DWC	Lode	Fee	BLM	5.4
NMC116360	Cumberland #3	06/21/1902	DWC	Lode	Fee	BLM	1.0
NMC116369	Cumberland Frac	09/28/1931	DWC	Lode	Fee	BLM	1.5
NMC116356	Flora Temple	09/17/1957	DWC	Lode	Fee	BLM	0.2
NMC705982	New Flora Temple	08/09/1994	DWC	Lode	Fee	BLM	5.1
NMC116358	Overland	4/30/1875	DWC	Lode	Fee	BLM	2.7
NMC116362	Overlap	10/01/1921	DWC	Lode	Fee	BLM	8.5
NMC116363	Overlap #1	10/01/1921	DWC	Lode	Fee	BLM	1.3
NMC555211	Overlap #3	04/24/1989	DWC	Lode	Fee	BLM	5.9
NMC116351	Windy Fraction	11/09/1953	DWC	Lode	Fee	BLM	0.3
NMC705983	Woodville Extension	08/10/1994	DWC	Lode	Fee	BLM	10.3

NMC275502	Alta #5	07/22/1983	J. Obester	Lode	Lease	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC275503	Alta #6	07/22/1983	J. Obester	Lode	Lease	BLM	20.7
NMC275504	Alta #7	07/22/1983	J. Obester	Lode	Lease	BLM	20.7
NMC275505	Alta #8	07/22/1983	J. Obester	Lode	Lease	BLM	12.7
NMC275506	Alta #9	07/22/1983	J. Obester	Lode	Lease	BLM	20.7
NMC275507	Alta #10	07/22/1983	J. Obester	Lode	Lease	BLM	20.7
NMC276609	Alta #12	07/22/1983	J. Obester	Lode	Lease	BLM	12.1
NMC300858	Brunswick #1	12/24/1983	J. Obester	Lode	Lease	BLM	20.7
NMC300859	Brunswick #2	12/24/1983	J. Obester	Lode	Lease	BLM	20.7
NMC300860	Brunswick #4	12/24/1983	J. Obester	Lode	Lease	BLM	20.7

NMC705397	Alto No. 9	09/23/1994	RR & Gold	Lode	Lease	BLM	10.7
NMC705392	Angels East Annex	07/22/1994	RR & Gold	Lode	Lease	BLM	7.4
NMC705390	Angels No. 1	07/21/1994	RR & Gold	Lode	Lease	BLM	14.6
NMC705391	Angels No. 2	09/22/1994	RR & Gold	Lode	Lease	BLM	20.7
NMC705395	Hawk	09/26/1994	RR & Gold	Lode	Lease	BLM	12.9
NMC705396	Hawk Fraction	09/26/1994	RR & Gold	Lode	Lease	BLM	18.8
NMC705400	Iona	09/27/1994	RR & Gold	Lode	Lease	BLM	12.6
NMC705388	Latigo	09/27/1994	RR & Gold	Lode	Lease	BLM	18.7
NMC705389	Latigo 2	09/27/1994	RR & Gold	Lode	Lease	BLM	22.4
NMC705403	Maryland Fraction	09/26/1994	RR & Gold	Lode	Lease	BLM	20.7
NMC705393	Merrilite	09/23/1994	RR & Gold	Lode	Lease	BLM	15.6
NMC705394	Merrilite North Annex	07/22/1994	RR & Gold	Lode	Lease	BLM	15.7
NMC705401	Oro Plato	09/27/1994	RR & Gold	Lode	Lease	BLM	14.4
NMC705402	Owl	09/26/1994	RR & Gold	Lode	Lease	BLM	5.9
NMC705398	West Nick	07/21/1994	RR & Gold	Lode	Lease	BLM	20.7
NMC705399	West Nick No. 1	09/26/1994	RR & Gold	Lode	Lease	BLM	20.7

NMC821729	Comstock #1	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821730	Comstock #2	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821731	Comstock #3	10/16/2000	GSPG	Lode	Fee	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC821735	Comstock #7	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821736	Comstock #8	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821737	Comstock #9	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821739	Comstock #11	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821740	Comstock #12	10/16/2000	GSPG	Lode	Fee	BLM	20.6
NMC821741	Comstock #13	12/01/2000	GSPG	Lode	Fee	BLM	20.6
NMC821742	Comstock #14	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821743	Comstock #15	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821744	Comstock #16	10/16/2000	GSPG	Lode	Fee	BLM	20.7
NMC821745	Comstock #17	12/01/2000	GSPG	Lode	Fee	BLM	20.7
NMC821746	Comstock #18	12/01/2000	GSPG	Lode	Fee	BLM	13.8
NMC821492	Comstock #115	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821493	Comstock #116	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821494	Comstock #117	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821495	Comstock #118	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821496	Comstock #119	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821497	Comstock #120	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821498	Comstock #121	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821499	Comstock #122	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821500	Comstock #123	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821501	Comstock #124	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821502	Comstock #125	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821503	Comstock #126	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821504	Comstock #127	04/08/2004	GSPG	Lode	Fee	BLM	20.7
NMC821505	Comstock #128	04/08/2004	GSPG	Lode	Fee	BLM	13.8
NMC821506	Comstock #129	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821507	Comstock #130	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821508	Comstock #131	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821509	Comstock #132	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821510	Comstock #133	07/01/2004	GSPG	Lode	Fee	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC821511	Comstock #134	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821512	Comstock #135	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821513	Comstock #136	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821514	Comstock #137	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821515	Comstock #138	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821516	Comstock #139	07/01/2004	GSPG	Lode	Fee	BLM	14.4
NMC821517	Comstock #140	07/01/2004	GSPG	Lode	Fee	BLM	18.3
NMC821518	Comstock #141	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC821519	Comstock #142	07/01/2004	GSPG	Lode	Fee	BLM	20.7
NMC983353	Comstock Lode 100	12/21/2007	Plum Mining	Lode	Fee	BLM	16.0
NMC983354	Comstock Lode 101	12/21/2007	Plum Mining	Lode	Fee	BLM	6.1
NMC983355	Comstock Lode 102	12/21/2007	Plum Mining	Lode	Fee	BLM	5.4
NMC983356	Comstock Lode 103	12/21/2007	Plum Mining	Lode	Fee	BLM	2.0
NMC983357	Comstock Lode 104	12/21/2007	Plum Mining	Lode	Fee	BLM	2.2
NMC983358	Comstock Lode 105	12/21/2007	Plum Mining	Lode	Fee	BLM	1.1
NMC983359	Comstock Lode 106	12/21/2007	Plum Mining	Lode	Fee	BLM	8.6
NMC983360	Comstock Lode 107	12/21/2007	Plum Mining	Lode	Fee	BLM	12.7
NMC983361	Comstock Lode 108	12/21/2007	Plum Mining	Lode	Fee	BLM	1.0
NMC983362	Comstock Lode 109	12/21/2007	Plum Mining	Lode	Fee	BLM	2.3
NMC983363	Comstock Lode 110	12/21/2007	Plum Mining	Lode	Fee	BLM	19.2
NMC983364	Comstock Lode 111	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983365	Comstock Lode 112	12/21/2007	Plum Mining	Lode	Fee	BLM	16.6
NMC983366	Comstock Lode 113	12/21/2007	Plum Mining	Lode	Fee	BLM	17.1
NMC983367	Comstock Lode 114	12/21/2007	Plum Mining	Lode	Fee	BLM	1.7
NMC983368	Comstock Lode 115	12/21/2007	Plum Mining	Lode	Fee	BLM	12.2
NMC983369	Comstock Lode 116	12/21/2007	Plum Mining	Lode	Fee	BLM	20.4
NMC983370	Comstock Lode 117	12/21/2007	Plum Mining	Lode	Fee	BLM	20.4
NMC983371	Comstock Lode 118	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC983372	Comstock Lode 119	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983373	Comstock Lode 120	12/21/2007	Plum Mining	Lode	Fee	BLM	1.1
NMC983374	Comstock Lode 121	12/21/2007	Plum Mining	Lode	Fee	BLM	4.1
NMC983375	Comstock Lode 122	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983376	Comstock Lode 123	12/21/2007	Plum Mining	Lode	Fee	BLM	4.6
NMC983377	Comstock Lode 124	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983378	Comstock Lode 125	12/21/2007	Plum Mining	Lode	Fee	BLM	13.5
NMC983379	Comstock Lode 126	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983380	Comstock Lode 127	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983381	Comstock Lode 128	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983382	Comstock Lode 129	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983383	Comstock Lode 130	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983384	Comstock Lode 131	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983385	Comstock Lode 132	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983386	Comstock Lode 133	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983387	Comstock Lode 134	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983388	Comstock Lode 135	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983389	Comstock Lode 136	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983390	Comstock Lode 137	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983391	Comstock Lode 138	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983392	Comstock Lode 139	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983393	Comstock Lode 140	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983394	Comstock Lode 141	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983395	Comstock Lode 142	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983396	Comstock Lode 143	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983397	Comstock Lode 144	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983398	Comstock Lode 145	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC983399	Comstock Lode 146	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983400	Comstock Lode 147	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983401	Comstock Lode 148	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983402	Comstock Lode 149	12/21/2007	Plum Mining	Lode	Fee	BLM	20.5
NMC983403	Comstock Lode 150	12/21/2007	Plum Mining	Lode	Fee	BLM	8.4
NMC983404	Comstock Lode 151	12/21/2007	Plum Mining	Lode	Fee	BLM	14.5
NMC983405	Comstock Lode 152	12/21/2007	Plum Mining	Lode	Fee	BLM	20.1
NMC983406	Comstock Lode 153	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983407	Comstock Lode 154	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983408	Comstock Lode 155	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983409	Comstock Lode 156	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983410	Comstock Lode 157	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983411	Comstock Lode 158	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983412	Comstock Lode 159	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983413	Comstock Lode 160	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983414	Comstock Lode 161	12/21/2007	Plum Mining	Lode	Fee	BLM	15.6
NMC983415	Comstock Lode 162	12/21/2007	Plum Mining	Lode	Fee	BLM	19.5
NMC983416	Comstock Lode 163	12/21/2007	Plum Mining	Lode	Fee	BLM	7.7
NMC983417	Comstock Lode 164	12/21/2007	Plum Mining	Lode	Fee	BLM	12.8
NMC983418	Comstock Lode 165	12/21/2007	Plum Mining	Lode	Fee	BLM	20.5
NMC983419	Comstock Lode 166	12/21/2007	Plum Mining	Lode	Fee	BLM	6.3
NMC983420	Comstock Lode 167	12/21/2007	Plum Mining	Lode	Fee	BLM	20.7
NMC983421	Comstock Lode 168	12/21/2007	Plum Mining	Lode	Fee	BLM	16.2
NMC992973	Comstock Lode 169	07/10/2008	Plum Mining	Lode	Fee	BLM	1.4
NMC992974	Comstock Lode 172	04/25/2008	Plum Mining	Lode	Fee	BLM	20.7
NMC992975	Comstock Lode 173	04/25/2008	Plum Mining	Lode	Fee	BLM	20.7
NMC992976	Comstock Lode 174	04/25/2008	Plum Mining	Lode	Fee	BLM	20.2

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC992977	Comstock Lode 175	04/25/2008	Plum Mining	Lode	Fee	BLM	20.7
NMC992978	Comstock Lode 176	04/25/2008	Plum Mining	Lode	Fee	BLM	15.5
NMC992979	Comstock Lode 177	04/25/2008	Plum Mining	Lode	Fee	BLM	19.0
NMC992980	Comstock Lode 179	04/25/2008	Plum Mining	Lode	Fee	BLM	20.7
NMC992981	Comstock Lode 180	04/25/2008	Plum Mining	Lode	Fee	BLM	20.7
NMC992982	Comstock Lode 181	04/25/2008	Plum Mining	Lode	Fee	BLM	20.1
NMC992983	Comstock Lode 182	04/25/2008	Plum Mining	Lode	Fee	BLM	10.3
NMC992984	Comstock Lode 183	04/25/2008	Plum Mining	Lode	Fee	BLM	19.8
NMC992985	Comstock Lode 184	04/25/2008	Plum Mining	Lode	Fee	BLM	0.0
NMC965375	Ghost #1	09/30/2007	GSPG	Load	Fee	BLM	20.7
NMC965376	Ghost #2	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965377	Ghost #3	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965378	Ghost #4	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965379	Ghost #5	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965380	Ghost #6	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965381	Ghost #7	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965382	Ghost #8	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965383	Ghost #9	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965384	Ghost #10	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC965385	Ghost #11	09/30/2007	GSPG	Lode	Fee	BLM	20.7
NMC810323	Lee #2	11/31/1999	GSPG	Lode	Fee	BLM	19.8
NMC810324	Lee #3	11/31/1999	GSPG	Lode	Fee	BLM	20.7
NMC810321	Lee #5	11/31/1999	GSPG	Lode	Fee	BLM	19.4
NMC814553	Lee #8	01/29/2000	GSPG	Lode	Fee	BLM	19.5
NMC814554	Lee #9	01/29/2000	GSPG	Lode	Fee	BLM	19.2
NMC1003426	Loring 1	11/24/2008	GSPG	Lode	Fee	BLM	11.0
NMC1003427	Loring 2	11/24/2008	GSPG	Lode	Fee	BLM	18.8
NMC1003428	Loring 3	11/24/2008	GSPG	Lode	Fee	BLM	18.7
NMC1003429	Loring 4	11/24/2008	GSPG	Lode	Fee	BLM	18.9
NMC1003430	Loring 5	11/24/2008	GSPG	Lode	Fee	BLM	15.6
NMC1003431	Loring 6	11/24/2008	GSPG	Lode	Fee	BLM	9.1
NMC1003432	Loring 7	11/24/2008	GSPG	Lode	Fee	BLM	1.6
NMC1003433	Loring 8	11/24/2008	GSPG	Lode	Fee	BLM	1.7
NMC1003434	Loring 9	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003435	Loring 10	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003436	Loring 11	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003437	Loring 12	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003438	Loring 13	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003439	Loring 14	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003440	Loring 15	11/24/2008	GSPG	Lode	Fee	BLM	20.7

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC1003441	Loring 16	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003442	Loring 17	11/24/2008	GSPG	Lode	Fee	BLM	20.6
NMC1003443	Loring 18	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003444	Loring 19	11/24/2008	GSPG	Lode	Fee	BLM	20.7
NMC1003445	Loring 20	11/24/2008	GSPG	Lode	Fee	BLM	20.6
NMC1003446	Loring 21	11/24/2008	GSPG	Lode	Fee	BLM	13.9
NMC1003447	Loring 22	11/24/2008	GSPG	Lode	Fee	BLM	6.6
NMC1000122	Omaha Fraction #1	10/30/2008	GSPG	Lode	Fee	BLM	7.2
NMC1000123	Omaha Fraction #2	11/08/2008	GSPG	Lode	Fee	BLM	0.9
NMC1000124	Omaha Fraction #3	10/30/2008	GSPG	Lode	Fee	BLM	1.6
NMC1000125	Omaha Fraction #4	10/30/2008	GSPG	Lode	Fee	BLM	0.2
NMC1000126	Omaha Fraction #5	10/30/2008	GSPG	Lode	Fee	BLM	0.2
NMC1000127	Omaha Fraction #6	10/30/2008	GSPG	Lode	Fee	BLM	1.8
NMC1000128	Omaha Fraction #7	10/30/2008	GSPG	Lode	Fee	BLM	2.3
NMC1000129	Omaha Fraction #8	10/30/2008	GSPG	Lode	Fee	BLM	0.3
NMC1000130	Omaha Fraction #9	10/30/2008	GSPG	Lode	Fee	BLM	6.5
NMC1000131	Omaha Fraction #10	10/30/2008	GSPG	Lode	Fee	BLM	0.8
NMC1000132	Omaha Fraction #11	10/30/2008	GSPG	Lode	Fee	BLM	1.1
NMC1000133	Omaha Fraction #12	10/30/2008	GSPG	Lode	Fee	BLM	0.4
NMC1000134	Omaha Fraction #13	10/30/2008	GSPG	Lode	Fee	BLM	1.1
NMC1000135	Omaha Fraction #14	10/30/2008	GSPG	Lode	Fee	BLM	1.4
NMC1000136	Omaha Fraction #17	10/30/2008	GSPG	Lode	Fee	BLM	1.6
NMC1000137	Omaha Fraction #18	10/30/2008	GSPG	Lode	Fee	BLM	1.3
NMC1000138	Omaha Fraction #19	10/30/2008	GSPG	Lode	Fee	BLM	2.2
NMC1000139	Omaha Fraction #20	10/30/2008	GSPG	Lode	Fee	BLM	1.0
NMC1000140	Omaha Fraction #21	10/30/2008	GSPG	Lode	Fee	BLM	1.1
NMC1000141	Omaha Fraction #22	10/30/2008	GSPG	Lode	Fee	BLM	3.0

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC1000142	Omaha Fraction #23	10/30/2008	GSPG	Lode	Fee	BLM	2.3
NMC1000143	Omaha Fraction #24	10/30/2008	GSPG	Lode	Fee	BLM	2.3
NMC704516	Overman #1	08/27/1994	GSPG	Lode	Fee	BLM	1.0
NMC884216	Plum	11/19/2004	GSPG	Lode	Fee	BLM	20.4
NMC1015613	West Lode 59	09/09/2009	GSPG	Lode	Fee	BLM	4.5
NMC1015630	West Lode 77	09/09/2009	GSPG	Lode	Fee	BLM	2.3
NMC1015631	West Lode 78	09/09/2009	GSPG	Lode	Fee	BLM	13.3
NMC1015632	West Lode 79	09/09/2009	GSPG	Lode	Fee	BLM	20.6
NMC1015648	West Lode 96	09/09/2009	GSPG	Lode	Fee	BLM	10.2
NMC1015649	West Lode 97	09/09/2009	GSPG	Lode	Fee	BLM	19.8
NMC1015650	West Lode 98	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015651	West Lode 99	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015666	West Lode 115	09/09/2009	GSPG	Lode	Fee	BLM	18.3
NMC1015667	West Lode 116	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015668	West Lode 117	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015669	West Lode 118	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015670	West Lode 119	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015691	West Lode 203	09/10/2009	GSPG	Lode	Fee	BLM	16.3
NMC1015692	West Lode 204	09/10/2009	GSPG	Lode	Fee	BLM	10.4
NMC1015693	West Lode 205	09/10/2009	GSPG	Lode	Fee	BLM	4.6
NMC1015694	West Lode 206	09/10/2009	GSPG	Lode	Fee	BLM	0.2
NMC1015696	West Lode 223	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015697	West Lode 224	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015698	West Lode 225	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015699	West Lode 226	09/10/2009	GSPG	Lode	Fee	BLM	19.1
NMC1015700	West Lode 227	09/10/2009	GSPG	Lode	Fee	BLM	13.5
NMC1015701	West Lode 228	09/10/2009	GSPG	Lode	Fee	BLM	7.6
NMC1015702	West Lode 229	09/10/2009	GSPG	Lode	Fee	BLM	1.9
NMC1015703	West Lode 243	09/10/2009	GSPG	Lode	Fee	BLM	15.3

Serial #	Claim Name	Location Date	Owner / Lessor	Type	Position	Land Source	Acres
NMC1015704	West Lode 244	09/10/2009	GSPG	Lode	Fee	BLM	13.6
NMC1015705	West Lode 245	09/10/2009	GSPG	Lode	Fee	BLM	18.9
NMC1015706	West Lode 246	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015707	West Lode 247	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015708	West Lode 248	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015709	West Lode 249	09/10/2009	GSPG	Lode	Fee	BLM	20.5
NMC1015710	West Lode 250	09/10/2009	GSPG	Lode	Fee	BLM	16.6
NMC1015711	West Lode 263	09/10/2009	GSPG	Lode	Fee	BLM	12.4
NMC1015712	West Lode 264	09/10/2009	GSPG	Lode	Fee	BLM	7.2
NMC1015713	West Lode 265	09/10/2009	GSPG	Lode	Fee	BLM	15.3
NMC1015714	West Lode 266	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015715	West Lode 267	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015716	West Lode 268	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015717	West Lode 269	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015718	West Lode 270	09/10/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015719	West Lode 301	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015720	West Lode 302	09/09/2009	GSPG	Lode	Fee	BLM	20.7
NMC1015721	West Lode 303	09/09/2009	GSPG	Lode	Fee	BLM	20.7

Patented Claims
GSPG (Obester)
DWC
Donovan
Fred Garrett
RR & Gold
Sutro
Unpatented Claims
GoldSpring
DWC
Donovan
James Obester
RR & Gold
Comstock Lode Claims
(Lyon, Storey, & Washoe Counties, NV) As of December 2009
GoldSpring Inc.
1200 American Flat Road
Virginia City, NV 89440
Feet
0 2,500 5,000 10,000

Comstock Lode Parcels
(Storey County, NV) As of December 2009
GoldSpring Inc.
1200 American Flat Road
Virginia City, NV 89440
N
Feet
0
1,000
2,000
4,000
Legend
DWC Parcels
Sutro Parcels
GoldSpring Parcels
Bullion
30
Mt Davidson
Landmark Letter
29
Mt Bullion
Revine
4th Ward Sch Museum
Loring Cut
Water Tanks
Savage Mine
Mine Dump
Chollar Mine
Julia Mine
Osbiston Shaft
Mine Dump
C&C Shaft
Mine Dump
Mint Shaft
Mine Dump
Pioneer Cem
Combination Shaft
Air Shaft
SUTRO
Confidence
Ravine
Butler Peak
31
32
Crown
Point
Ravine
4WD
Suicide Rock
GRADE
Yellow Jacket Shaft
Kentuck Mine
Gold Hill
Twin
Peaks
Res
Wheeler Mon
Ward Shaft
Mine Dump
East Yellow Jacket Shaft
OCCIDENTAL
Overman Pit
BM 6482
Caledonia Mine
Mine Dump
Knickerbocker Mine
Catholic Cem
RAILROAD
GRADE
Globe Consolidated Mine
Tyler Mine
6
5
Baltimore Shaft
BM 5733
New York Mine
Lady Washington
Forman Shaft
Arrastre Mine
LATERAL
Overland Mine
Justice Shaft
Woodville Shaft
Mine
Mine Dump
Hartford
Hill
Quarry
Lucerne Cut
Spring
Spring
Island Mine
American
Flat
American
Succor Mine
Negro
Silver

Present Condition of Property and Work Performed

We have completed extensive geological mapping, sampling, and drilling on a portion of the Comstock Project property, in order to characterize the mineralized material.  We have performed preliminary metallurgical testing, mine planning, and economic analysis, and have produced internal reports of our mineralized material inventory.  However, we have not established reserves that meet the requirements of SEC Industry Guide 7. Therefore, any activity we perform on the property is considered exploratory in nature. Part of our exploration included operating a test mine. The purpose of the test mine was to determine our capital and operating costs, metallurgical recoveries, and other mining factors, and determine if we could make a profit over and above our capital and operating costs.

Description of Equipment and other Infrastructure Facilities

We own a mine office building and shop building, a Merrill-Crowe gold precipitation plant, an agglomerator, crusher, screen, water truck, generators, dozers, cement silo with a screw feeder, and conveyors.  The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than five years old.  The net book value of these assets and land at December 31, 2009 was $416,189 and $1,885,277 respectively.

Geology, Structure and Mineralization

Gold and silver mineralization in the project area is highly dependent on geologic structural ground preparation over million of years, as it is throughout the Comstock Mining District.  The heavily-faulted, volcanic-hosted setting of the Plum Mine area is favorable with respect to the natural conditions under which gold and silver mineralization occurs.

Mineralization in the Hartford Complex area is hosted by the northwest striking Silver City fault zone and is enhanced in volume and grade where intersected by cross-cutting east-west and northeast striking structures.  Detailed geologic studies by our geologic staff have identified four sub-parallel northwest striking faults within the Silver City fault zone.  The spacing between these faults is about 150 feet, while thicknesses of mineralization along individual faults range from 40 to 120 feet.

Mineralization within the project drill area is more gold enriched with silver to gold ratios of approximately 10:1.  This compares to ratios of silver to gold of 100:1 over the historic Comstock bonanzas.  Drilling has outlined gold and silver mineralization over a strike distance of nearly one mile, with in-fill drilling on 50 to 70 foot centers over .6 of a mile.  Mineralization is open-ended to the north and south along strike and down-dip to the east.

Mineralized Material

Based on the results of the 2007-2009 drilling program, our team of mining industry professionals drafted a report, compiled in accordance with the Society of Mining, Metallurgy, and Exploration (SME) 2007 reporting guidelines.  That report, finalized in June, 2009, estimated that our deposit of mineralized material contained 22.9 million tons, with an average grade of 0.028 ounces per ton gold and 0.370 ounces per ton silver.  The report further estimated a mineable portion of the mineralized material to be 20.3 million tons, with an average grade of 0.029 ounces per ton gold, and 0.395 ounces per ton silver.  However, we have not established any proven or probable reserves that meet the requirements of SEC Industry Guide 7.

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration on approximately 2% of our 5,200 acre land position.  We are conducting an ongoing exploration program to locate and test surface mineral targets as well as deep underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

Spring Valley Project (South Comstock)

We own a 100% interest in the 25 federal unpatented placer claims located in Lyon County, Nevada known as the Gold Canyon and Spring Valley claims. The 25 unpatented placer claims cover approximately 850 acres and are located about 30 miles southeast of Reno and six miles south of Virginia City, Nevada.  In late 2008, we leased seven patented lode mining claims for this project. The properties are undeveloped and do not contain any open-pit or underground mines. We have not established any proven or probable reserves on the mineral claims. All of our activities associated with these properties are exploratory in nature.  We have no plans to begin test mining operations on these properties in the near-term.

In 2008, we conducted geological reconnaissance in this area.  As part of the 2007-2009 drilling program, six reverse circulation drill holes were drilled in Spring Valley.  While all of these holes encountered anomalous mineralization, the fifth hole was significant as a “discovery hole”, encountering 30 feet of mineralized material averaging 0.209 ounces per ton gold, and 0.992 ounces per ton of silver.  This previously-unknown mineral occurrence was found beneath just 40 feet of pediment.  Additional drilling is needed to define the extent of this material.

Lyon County Unpatented Placer Claims:
Serial #	Claim Name	Location Date	Owner	Type	Position	Land Source	Acres
NMC677117	Harlesk #1	3/8/1993	GSPG	Placer	Fee	BLM	4.4
NMC677118	Harlesk #2	3/8/1993	GSPG	Placer	Fee	BLM	19.7
NMC677119	Harlesk #3	3/8/1993	GSPG	Placer	Fee	BLM	17.8
NMC677120	Harlesk #4	3/8/1993	GSPG	Placer	Fee	BLM	4.5
NMC677121	Harlesk #5	3/8/1993	GSPG	Placer	Fee	BLM	20.1
NMC677122	Harlesk #6	3/8/1993	GSPG	Placer	Fee	BLM	17.7
NMC677123	Harlesk #7	3/8/1993	GSPG	Placer	Fee	BLM	20.3
NMC677124	Harlesk #8	3/8/1993	GSPG	Placer	Fee	BLM	17.4
NMC677125	Harlesk #9	3/8/1993	GSPG	Placer	Fee	BLM	18.9
NMC677126	Harlesk #10	3/8/1993	GSPG	Placer	Fee	BLM	19.9
NMC872176	Harlesk #100	4-19-2004	GSPG	Placer	Fee	BLM	21.0
NMC872177	Harlesk #101	4-19-2004	GSPG	Placer	Fee	BLM	21.2
NMC872178	Harlesk #102	4-19-2004	GSPG	Placer	Fee	BLM	21.0
NMC872179	Harlesk #103	4-19-2004	GSPG	Placer	Fee	BLM	20.8
NMC99064	SD Placer	9/30/1967	GSPG	Placer	Fee	BLM	42.3
NMC99065	DS Placer	9/30/1967	GSPG	Placer	Fee	BLM	82.1
NMC99066	Trio Claims	9/30/1967	GSPG	Placer	Fee	BLM	41.5
NMC99067	Gold Star Placers	7/18/1972	GSPG	Placer	Fee	BLM	81
NMC99068	Badger Placer	8/13/1966	GSPG	Placer	Fee	BLM	21.0
NMC99072	EZ Placer	2/6/1970	GSPG	Placer	Fee	BLM	40.2
NMC99075	Nugget Placer	9/1/1959	GSPG	Placer	Fee	BLM	80.0
NMC99076	Star Placer	11/12/1966	GSPG	Placer	Fee	BLM	41.1
NMC99078	Stans Placer	9/2/1969	GSPG	Placer	Fee	BLM	80.3
NMC99079	Stangs Placer	10/15/169	GSPG	Placer	Fee	BLM	41
NMC99074	Mustang	9/6/1969	GSPG	Placer	Fee	BLM	38

MICHAEL & KATHRYN S. DONDERO LEASE:

On November 1,  2008 we entered into a mineral exploration and mining lease agreement with Michael & Kathryn S. Dondero covering seven patented claims located in Lyon County. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to the greater of $1,000 per month or a 3% NSR. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.  We also have an option to purchase the land and related patents for $900,000.

Dondero Patented & Town Lots w/mineral rights Claims:
Parcel Number	Claim Name	Position	Land Source	Acres
16-121-10		Lease	Private Land	2.9
16-121-11		Lease	Private Land	1.04
16-121-12		Lease	Private Land	.08
16-121-22		Lease	Private Land	20.03
16-121-23		Lease	Private Land	20
16-121-24		Lease	Private Land	20
16-121-25		Lease	Private Land	20

Spring Valley Claims
(Lyon County, NV) As of December 2009
GoldSpring Inc.
1200 American Flat Road
Virginia City, NV 89440
Feet
0 1,000 2,000 4,000
Legend
Spring Valley Claims
Dondero patents
GoldSpring Placers
N
Dondero 22-25
Harlesk #1
Harlesk #2
Harlesk #3
Harlesk #4
Harlesk #5
Harlesk #6
Harlesk #7
Harlesk #8
Harlesk #9
Harlesk #10
Harlesk #100
Harlesk #101
Harlesk #102
Harlesk #103
Stangs Placer
Nugget Placer
Stans Placer
Mustang
Star Placer
EZ Placer
SD Placer
DS Placer
Gold Star Placer
Trio
Badger Placer
Gold Canyon
Dayton Mine
Vulcano Mine
Amazon Mine
Alhambra Mine
Grizzly Hill
Basalt Mesa
Daney Canyon

The Como Project

We own a 100% interest in the 8 unpatented lode mining claims, covering an area of approximately 168 acres in Lyon County, Nevada, that comprise the Como Project.  We have conducted geological reconnaissance in this area, but have not conducted any drilling or sampling programs on this property.

Unpatented Como claims:
Serial #	Claim Name	Location Date	Owner	Type	Position	Land Source	Acres
NMC17092	Como Comet 1	8/28/1976	GSPG	Lode	Fee	BLM	21.0
NMC17093	Como Comet 2	8/28/1976	GSPG	Lode	Fee	BLM	21.0
NMC4439	Como Comet 3	4/26/1977	GSPG	Lode	Fee	BLM	21.0
NMC4440	Como Comet 4	4/26/1977	GSPG	Lode	Fee	BLM	21.0
NMC6121	Como Comet 6	4/30/1977	GSPG	Lode	Fee	BLM	21.0
NMC6122	Como Comet 7	5/15/1977	GSPG	Lode	Fee	BLM	21.0
NMC6123	Como Comet 8	5/15/1977	GSPG	Lode	Fee	BLM	21.0
NMC6124	Como Comet 9	5/15/1977	GSPG	Lode	Fee	BLM	21.0

PINE NUT MOUNTAINS
PROSPECTS
PROSPECT
MINE SHAFTS
ADIT
TRANS LINE
TAILINGS POND
Como Comet #9
Como Comet #8
Como Comet #7
Como Comet #2
Como Comet #1
Como Comet #6
Como Comet #3
Como Comet #4
Como Comet Claims
(Lyon County, NV) As of December, 2009
GoldSpring Inc.
1200 American Flat Road
Virginia City, NV 89440
Feet
0
1,000
2,000
4,000
Legend
N
Como Claims

Big Mike Copper Project

We own a 100% interest in the 17 unpatented lode claims and one placer claim, covering a total of approximately 310 acres in Pershing County, Nevada, that comprise the Big Mike Copper property. The Big Mike Copper property is located approximately 32 miles south of Winnemucca in Pershing County, Nevada.  Access to this site is available by way of Grass Valley Road, a county maintained paved and gravel road, for 30 miles and then two miles on a BLM gravel road. The property is situated at an elevation of 5,000 to 5,500 feet. We have not completed any exploration activity or undertaken any geologic, engineering or economic studies on the Big Mike Copper property. The property includes an open pit, mineralized material in a stockpile, and waste dumps. As the site was previously mined, there are also roads and graded areas on the property. Two cased water wells with rights to two cubic feet per second are also present on the property.

At the end of September 2006, we entered into a ten year lease with a local company, controlled by a former GoldSpring director, for a 10 year lease of all of its mining claims for our Big Mike copper project. The lessor defaulted on the lease in 2009, and through his actions allowed a lien to be placed on the property by a contractor.  We are negotiating to have the lien removed, and restore our property rights.

Unpatented Big Mike Claims:
Serial #	Claim Name	Location Date	Owner	Type	Position	Land Source	Acres
NMC87482	Big Mike Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87483	Big Mike 4 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87484	Big Mike 6 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87485	Big Mike 7 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87486	Big Mike 9 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87487	Big Mike 10 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87488	Big Mike 11 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87489	Big Mike 12 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87490	Big Mike 16 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87491	Big Mike 20 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87492	Big Mike 24 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87493	Big Mike 30 Lode	6/18/1979	GSPG	Lode	Fee	BLM	20.7
NMC87494	Big Mike Extension	7/27/1979	GSPG	Lode	Fee	BLM	17.7
NMC87495	Big Mike Extension #1	7/27/1979	GSPG	Lode	Fee	BLM	17.7
NMC87496	Big Mike Extension #2	7/26/1979	GSPG	Lode	Fee	BLM	17.7
NMC87497	Brandi Placer	6/18/1979	GSPG	Placer	Fee	BLM	20.0
NMC510111	Big Ron	7/26/1979	GSPG	Lode	Fee	BLM	20.0
NMC510112	Big Bruce	7/26/1979	GSPG	Lode	Fee	BLM	20.0

Big Mike and Related Claims
(Pershing County, NV) As of December, 2009
GoldSpring Inc.
1200 American Flat Road
Virginia City, NV 89440
Feet
0
1,000
2,000
4,000
Legend
Big Mike Claims
Brandi Placer Claim
N
Big Mike 30
Big Mike 24
Big Mike 20
Big Mike 16
Big Mike 12
Big Mike 9
Big Mike 10
Big Mike 11
Big Mike 6
Big Mike 7
Big Mike 4
Big Mike
Big Mike Ext
Big Mike Ext #1
Big Mike Ext #2
Big Ron
Big Bruce
Brandi Placer Claim
Panther
TAILINGS
22
27
26

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the OTC Bulletin Board under the symbol “GSPG.OB”. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2009, we had over 11,000 holders of our common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. At December 31, 2009, we had 3,662,067,844, shares of common stock issued and outstanding.

The following table sets forth the high and low bid prices for our common stock since for the last two years.

Year	Quarter	High	Low

2008	First	.0022	.011
2008	Second	.0035	.017
2008	Third	.006	.018
2008	Fourth	.024	.011
2009	First	.018	.010
2009	Second	.020	.010
2009	Third	.015	.006
2009	Fourth	.012	.007

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2009

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	90,000,000	$0.00963	700,000,000
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Equity Compensation Plans Non Plan Based	80,000,000	$0.01119	—
Total	170,000,000	$.0.0104	700,000,000

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. We are restricted from declaring dividends under the terms of the senior secured convertible debentures.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2009, as well as our future results.

Overview

GoldSpring, Inc. is a North American precious metals mining company, focused in Nevada, with extensive, contiguous property in the Comstock Lode District.  Our Company acquired two properties in the Comstock Lode in 2003.  We secured permits, built an infrastructure and brought the exploration project into test mining production within a year of its acquisition.  We began consolidating the Comstock Lode in 2005, by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining.

We produced 16,175 ounces of gold and 68,514 ounces of silver between 2004 and 2006, from our test mining operation.  Our test mining activities were suspended in 2007, and we began an exploration and drilling program to gather the detailed information to allow us to restart mining with a high degree of confidence.

We are looking to build on our success through the acquisition of other mineral properties in the Comstock Lode District with significant precious metals exploration potential.  Our activities during 2009 were focused on specific objectives: to increase our mineralized material inventory through exploration, expand our mineral estate footprint in the Comstock, resume mining with optimized production of gold and silver, and maximize shareholder value.

Land

During 2009, we worked diligently to expand our mineral estate in the Comstock Lode mining district.  We focused on accumulating contiguous properties with high potential as mineral exploration targets, as well as properties with the surface rights and water rights needed for mining.

On August 13, 2008, we entered into a binding letter of intent to purchase certain property owned by DWC Resources, Inc. in Storey County, Nevada. We simultaneously entered into a binding letter of intent to sublease the Sutro Tunnel Lease dated January 1, 2008 between Sutro Tunnel Co. and John Winfield or his nominee.  During 2009, we continued to meet our obligations under the DWC and Sutro letters of intent, while negotiations continued to consummate these transactions.  We expect to finalize the acquisitions during the first half of 2010.

We acquired a mining lease for nine patented mining claims and sixteen unpatented mining claims for our Comstock Lode project from Railroad and Gold, LLC.  The lease also includes rights for nine town lots and a rural parcel in American Flats.  These claims added 344 acres to the mineral estate for the project.  The claims include a number of high quality exploration targets, including the area of the previously-mined Overman pit, and the under-exploited Caledonia area, which have been identified through our ongoing Comstock-wide geologic exploration program.

We purchased three town lots in Gold Hill, Nevada, totaling 4.79 acres, from Angelo and Joan Petrini.  The property is adjacent to our northern extension exploration target.  It provides potential drill locations, as well as a possible location for surface facilities.  On February 17, 2009, we purchased these 4.79 acres in the Comstock District for $130,000.  We partially financed this transaction through a $90,000 first deed of trust that is interest only for two years and bears interest at 16% per annum.   The note is due and payable on February 17, 2011.

We secured long-term control of eleven patented mining claims in Storey and Lyons Counties, Nevada, though a purchase agreement from the Obester Group.  This property includes five patented claims in the Lucerne / Billie the Kid area, which has been the focus of the recent drilling program.  It also includes six claims in the Occidental area, which provide a target for future exploration.  The claims have previously been controlled by GoldSpring and our predecessor organizations through mining leases.

The total price to be paid to the Obester Group is $1,650,000.  We made two initial payments totaling $250,000, with the balance to be paid in quarterly payments of $250,000 with an interest rate of 6%.  These payments are current as of the date of this report.  The transaction is expected to close through escrow on or before April 15, 2010.  Once the transaction is complete, the Obester Group will receive a Net Smelter Royalty (NSR) of 1% of all future mineral production from the property.

We also entered into an agreement in October, 2009 with Precious Royalties, LLC, a Nevada LLC, to sell a Net Smelter Royalty (NSR) on gold and silver production from the patented claims purchased from the Obester Group.  The agreement calls for a maximum NSR of 5%, based on funding of $4,500,000, to be received by us by March 31, 2010.  If the amount funded is less than $4,500,000, the NSR percentage will be reduced proportionately.  $260,000 of this funding was received by us during 2009.  As of the date of this report, a total of $810,000 has been received from Precious Royalties, which has earned them a 0.95% NSR.  The purchase agreement and the royalty sale combined to reduce our royalty obligation by 80% on these claims.

In the fourth quarter of 2009, we staked 165 lode mining claims in an area we called the “West Lode”.  This was contiguous to our earlier claims, and extended the project footprint significantly to the northwest.  Our claim filings were initially accepted by the BLM and Washoe County.  However, in the first quarter of 2010, we were notified by the BLM that a significant portion of this area had been withdrawn from mineral entry as part of the Washoe County master plan, and thus rendered the corresponding claims invalid.  The remaining 43 lode mining claims continue to be recognized as valid claims by the BLM.

During 2009, we chose not to pursue the Drossulis mining lease, for six unpatented mining claims in Storey County, Nevada, nor the Leda Resources mining lease, for three unpatented mining claims in Storey and Washoe Counties, Nevada.  This move allows us to focus our exploration resources on higher-quality mineral exploration targets.

At the end of 2009, our mineral estate in our Comstock Lode project includes 78 patented mining claims and 304 unpatented mining claims, totaling 5,200 acres.  We continue to focus on adding strategic properties to our portfolio in the Comstock, which we believe will provide opportunities to increase our mineral resources through our ongoing exploration program.

Concluded Drill Program

The exploration and developmental drilling program that commenced at the Comstock project in mid December 2007 was completed during February 2009.  We drilled 182 reverse circulation (RC) holes at the Lucerne / Hartford Complex, totaling 92,800’ of drilling.  Each drill hole was sampled on five-foot intervals, with assays performed by American Assay Labs, a certified, independent commercial laboratory.  Check assays for certain intervals were performed by ALS Chemex Laboratories, a second certified, independent commercial laboratory.

Part of the 2007-2009 drilling program included six reverse circulation drill holes in Spring Valley.  While all of these holes encountered anomalous mineralization, the fifth hole was significant as a “discovery hole”, encountering 30 feet of mineralized material averaging 0.209 ounces per ton gold, and 0.992 ounces per ton of silver.  This previously-unknown mineral occurrence was found beneath just 40 feet of pediment.  Additional drilling is needed to define the extent of this material.

Completed Geological Model and Mine Plan

Once the 2007-2009 drilling program was complete, we worked with Techbase International, of Morrison, Colorado, to develop a three dimensional model of the mineralization in the Hartford Complex.  The model used the assay information from the 182 newly-drilled drill holes, plus 514 holes drilled by previous operators.  The Techbase software was used to geostatistically estimate gold and silver grades into a set of 10x10x10’ cubes, in a project volume of 4,110’ E-W, 4,510’ N-S, and 1,200’ vertically.  This computerized definition of the mineralized material was used to develop a mine plan, and estimate the economics for a proposed mining and processing operation.

The GoldSpring team of mining industry professionals then drafted an internal report, compiled in accordance with the Society of Mining, Metallurgy, and Exploration (SME) 2007 reporting guidelines.  That report, finalized in June, 2009, estimated that our deposit of mineralized material contained 22.9 million tons, with an average grade of 0.028 ounces per ton gold and 0.370 ounces per ton silver.  The report further estimated the mineable portion of the mineralized material to be 20.3 million tons, with an average grade of 0.029 ounces per ton gold, and 0.395 ounces per ton silver.  Based on this favorable result, the GoldSpring Board of Directors made a commitment to proceed with the steps necessary to resume mining and processing by early 2011.

A third-party review of the SME-based report, and its geostatistical modeling was completed by Robert Cameron, PhD, in September, 2009.  Dr. Cameron is an authority on computerized mineral resource and reserve calculations and methodology.  He visited the site and reviewed the project data, and interviewed the professional team.  He re-ran portions of the analysis using the Techbase software.  His report was favorable, and concluded that our estimation of the mineralized material was reasonable.

In December, 2009, we engaged Behre Dolbear, a mining consulting firm based in Denver, Colorado, to review our mine model, and to produce a technical report compliant with the Canadian NI 43-101 standard. The 43-101 standard is not recognized by SEC Guide 7, but this report is expected to help us attract international mining investors, who are accustomed to evaluating projects through this standard.  The report is expected to be complete in the second quarter of 2010.

Permits

In March, 2009, we submitted a major modification application to our Water Pollution Control Permit, to the Nevada Division of Environmental Protection (NDEP).  The modified permit was approved by the NDEP in November.  The modifications to the permit include:

•	Installation of a new three-stage crushing system;
•	Construction and operation of two new crushed-material storage areas;
•	Implementation of a high-grade milling circuit in a contained area;
•	Increasing the capacity of the leach solution pumping system;
•	Construction of a new pregnant solution pond; and
•	Doubling the Merrill-Crowe processing plant capacity.

The milling circuit is a key factor in improving the economics of the project, once mining resumes.  We estimate that the addition of the mill will improve gold recovery from 65% to approximately 95%.  The improved crushing system will produce more-uniform crushed material, which will improve the recovery from heap leach processing.

We last modified our Reclamation Permit in mid-2008.  No further modifications to the Reclamation Permit were required in 2009.  We have maintained all of our Federal, State, and Local permits in good standing throughout the year. We did not have any liability associated with reclamation in 2009.

We expect to submit an application for a major modification to our Air Quality Permit and an application for a new Mercury Emissions Permit in April 2010.  These permits are required before mining and processing can begin.  Dennis Anderson, Professional Mine Engineer, leads the mine permitting efforts and is supported by the engineering consultants at Telesto Nevada, LLC, and Enviroscientists, Inc, both of Reno Nevada.

Organizational Changes

In October, Robert Reseigh was appointed to serve as interim Chief Executive Officer (CEO).  In this role, Mr. Reseigh oversees all activities of the company, focusing on the resumption of mine production for our Comstock Lode project and the search for a permanent Chief Executive Officer.  Mr. Reseigh has served as a Director of the Company since 2008, and is a recognized expert and independent consultant for tunnel, shaft, and mine development projects.  He has over 40 years of experience in the mining and underground construction industries.

Financial

One of our primary goals is to resume mine production at our Comstock Lode project, which will require a significant capital investment.  In November, we retained Moelis & Company to serve as our exclusive financial advisor.  Moelis & Company is a global investment bank that provides financial advisory services and capital raising solutions to a broad client base, through its offices in New York, Boston, Chicago, Los Angeles, London, and Sydney.  We are confident that the relationship will improve the likelihood that we will be able to finance our Comstock Lode project on favorable terms.

In December, we entered into a definitive agreement to obtain $4.5 million in new debt financing for our Comstock Lode project.  The financing is being provided through a consortium led by an existing shareholder, who is an accredited investor.  The funding will be provided through convertible debentures, in six monthly increments of $750,000, which commenced December 10th, 2009.  Each debenture has a term of three years, carries an interest rate of 8%, and is convertible to restricted common stock, at $.01 per share through maturity.  The debentures also include warrants for 50% of the face amount, exercisable at $.0175, a 100% premium to the current stock price, for three years.

Strategic Plan

We engaged Symmetry Advisors Inc. to guide our senior management through a planning process to build a detailed and optimized plan to further explore our Comstock Lode properties, return the mine to production, and unlock the maximum value of the project for our shareholders.  Symmetry Advisors, based in Cleveland, Ohio, is a management firm that directly enables organizational transformation, restructuring and performance improvements toward achieving an organization’s stated goal.

Starting in November, 2009, Symmetry worked with our Directors, senior management, and technical team to establish a united goal for the company, draft a detailed strategic plan, backed up with detailed schedules and spending estimates required for achieving the goal.  The plan was finalized in the first quarter of 2010, and presented to the Board of Directors for approval.  The goal includes the resumption of mining by January, 2011, and the validation of mineralized material containing over 3 million gold-equivalent ounces within three years.

Early 2010 Developments

Our strategic plan calls for additional infill drilling and metallurgical testing prior to the resumption of mining.  Two drilling programs are scheduled to begin during the first quarter, 2010.  These drilling programs will be managed by Larry Martin, CPG, our Chief Geologist.

The first program is a reverse circulation drilling program, to provide additional information for a detailed mine design.  It includes 52 infill holes in the Lucerne pit area, and another 12 condemnation holes in the areas designated for waste dumps and processing facilities.  The drilling will initially be performed using two drilling rigs and crews supplied by George DeLong Construction, Inc., of Winnemucca, Nevada.  Additional drilling rigs may be added later to accelerate the program.

The second drilling program will drill six core holes, using a diamond drilling rig and crews supplied by KB Drilling, of Moundhouse, Nevada.  The core will be used for metallurgical testing, needed for final design of the processing flow sheet, and also for geotechnical testing, needed to finalize the slope stability calculations for the open pit walls.

The information from these drill programs will be used to develop a detailed mine design for reopening the mine, and to fine-tune our mineral processing procedures to maximize gold and silver recovery.  We continue to take all needed steps needed to resume production.

The Company has prepared an application for a major modification to our Air Quality Permit and an application for a new Mercury Emissions Permit in the first quarter of 2010, under the direction of Dennis Anderson, PE, our Senior Engineer.  These permits, to be issued by the Nevada Division of Environmental Protection (NDEP), are required before mining and processing can begin.

Additional activities planned for 2010:

A drilling program to evaluate what we have designated as the “northern extension” mineralization has been designed.  This additional drilling will begin once the first program of infill and condemnation holes has been completed.  Our strategic plan also calls for a program of exploration drilling on the 36 exploration targets already identified by our geologic team, throughout our extensive land holdings in the Comstock Lode district.

We will continue to increase our footprint in the Comstock Lode district by staking or leasing mining claims with potential for exploration success.  We consider the historic Comstock Lode central to our growth strategy. We work collaboratively with Federal, State, and local regulatory agencies to ensure that we obtain all remaining permits needed resume mining.

The Company will accelerate out program to catalog and digitize our library of historic mining maps and reports, so that our team can leverage the knowledge accumulated by over 150 years of mining experience in the Comstock Lode.

Comparative Financial Information

	Twelve Months ended December 31, 2009	Twelve Months ended December 31, 2008	Difference
Revenue	$0	$0	$0

Depreciation, depletion & amortization	154,683	148,466	(6,217)

Reclamation, Exploration and Test Mining Expenses	2,864,854	3,896,931	1,032,077

Consulting and professional	244,610	213,507	(31,103)

General and administrative	1,303,939	3,882,372	2,578,433

Gain Extinguishment of debt	-	(1,348,199)	(1,348,199)

Change in fair value of warrant and embedded liability, net	(2,829,446)	31,965	2,861,411

Other, net	(22,000)	393,314	(415,314)

Interest Expense	4,348,029	9,268,367	4,921,298

Net Loss	$(6,064,669)	$(16,487,683)	$10,423,014

In years presented, we did not produce or sell any gold or silver at our Comstock project in Nevada.  In February 2007, we suspended mining activity to focus on geology and exploration / developmental drilling and have not yet resumed mining.

Reclamation, Exploration and Test Mining Expenses were $ 1,032,077 less for the year ended December 31, 2009 compared to the year ended December 31, 2008. The variance reflects the completion of our phase 1 Comstock Project exploration and developing drill program in the first quarter 2009.  The Phase 1 drill program commenced in December 2007 and ended in February 2009.

Consulting and professional expenses for 2009 were $244,610 compared to $213,507 for 2008, amounting to a $31,103 year over year increase.  This negative variance stems from higher auditing and related fees in 2009.

2009 General and administrative expenses decreased by $2,578,433 from 2008.  The decrease reflects $2.6 million of stock based compensation expense realized in 2008 from the issuance of stock options and stock grants.  Total stock based compensation in 2009, which reflects stock grants issued to two employees,   totaled $67,250.

In 2008 we recorded a Gain on Extinguishment of Debt of $1,348,199 which resulted from a modification of a conversion feature in two convertible notes.

Derivative change in Fair Value decreased in 2009 by $2,861,411 from 2008. This favorable variance reflects the year over year fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at the end of 2009.

The year over year negative variance of $415,314 of Other Expense primarily reflects an accrual adjustment to liquidated damages in 2008 resulting from the extinguishment of debt and financing costs.

Interest expense decreased in 2009 by $4,921,298 from 2008. This favorable variance reflects $5.4 million year over year decrease from the recognition of fair value calculation for convertible features (embedded derivatives) contained in various notes in 2009.

Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed.

	Quarter ended December 31, 2009	Quarter ended December 31, 2008	Difference
Revenue	$0	$0	$0

Reclamation, Exploration and Test Mining Expenses	287,033	1,481,100	1,194,067

Consulting and professional	67,000	71,522	4,522

General and administrative	281,269	2,349,598	2,068,329

Gain Extinguishment of debt	0	(1,348,199)	(1,348,199)

Change in fair value of warrant and embedded derivative liability, net	(4,808,784)	1,030,581	5,839,365

Other, net	0	(183,999)	(183,999)

Interest Expense	1,051,884	7,216,319	6,164,435

Net Loss	$3,080,988	$(10,585,388)	$13,666,376

In the fourth quarter 2009 and the fourth quarter 2008, we did not produce or sell any gold or silver at our Comstock project in Nevada.  In February 2007, we suspended mining activity to focus on geology and exploration / developmental drilling and have not yet resumed mining.

Reclamation, Exploration and Test Mining Expenses were $287,033 for the fourth quarter 2009 compared to $1,481,100 for the fourth quart quarter 2008.  The $2,068,329 reduction in reclamation, exploration and test mining expenses reflects the completion of our Comstock Project exploration and developing drill program, which commenced in December 2007 and finished in the first quarter of 2009.

Fourth quarter 2009 General and administrative expenses decreased by $2,068,329 compared to the fourth quarter of 2008.  The decrease reflects $1.8 million of stock based compensation expense realized in 2008 from the issuance of stock options and stock grants, and increased labor costs in 2008 from the hiring of additional employees in 2008 as part of our Comstock Project exploration drill program that ended in the first quarter 2009.

The Gain on Extinguishment of Debt of $1,348,199 in 2008 arises out of modification of a conversion feature in two convertible note resulting in debt extinguishment accounting guidance to be applied.

Derivative change in Fair Value decreased in the fourth quarter 2009 by $5,839,365 from the fourth quarter 2008. This favorable variance reflects the quarter over quarter fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at the end of 2009.

 Interest expense for the fourth quarter 2009 was $1,051,884 compared to $7,216,319 in the fourth quarter 2008.  The decrease in interest expenses of $6,164,435 primarily represents the 2008 $6.3 million fair value calculation for convertible features (embedded derivatives) and detachable instruments (warrants) contained in various notes.

Our Company is an Exploration Stage enterprise as defined by SEC Industry Guide 7, and, in accordance with SEC Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed

Liquidity and Capital Resources

Our cash resources are limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity. If we are unable to raise additional working capital through outside financing, it is unlikely that the cash generated from our internal operations will suffice as a primary source of the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our lease obligations and indebtedness.  For a further discussion of risks that can impact our liquidity, see Item 1A. “Risk Factors,”

During 2009, we secured $3,647,500 in net financing. Specifically, we raised net $902,500 through private placements of our common stock during the first fiscal quarter of 2009, $2 million through the issuance of convertible notes and $750,000 in December 2009, through the issuance of convertible notes.  The December financing included a commitment of an additional $3.75 million which should be in monthly tranches of $750,000 through May of 2010. While this additional funding may meet our immediate working capital needs, if we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. See “Risk Factors -- If we are not able to obtain financing, it is unlikely that we will be able  to continue as a going concern.”   We have yet to realize an operating profit at our Company. As disclosed herein, our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern due to our recurring losses and negative cash flow.

As of December 31, 2009, the Company was in default of the terms on several outstanding notes payable with John V.  Winfiled and affiliates (“the Winfield Group’) totaling $13,369,987 of principal and $4,170,756 of interest.  The Winfield Group consists of Mr. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Mr. Winfield and his affiliates held various notes and debentures issued by the Company that are reported in several different liabilities accounts that are in default as of December 31, 2009.  The notes are as follows:

	Principal	Interest
Convertible Debentures Payable – Investors (Note 8)	$687,929	$58,410
Convertible Debentures Payable - Mandatory Redemption payment (Note 8)	4,412,058	980,338
Convertible Notes Payable - 2006 & 2007 (Note 8)	1,620,000	932,658
Promissory Notes – July 2005 Financing (Note 9)	1,200,000	1,345,878
Promissory Notes – Plum Mine (Note 9)	250,000	56,250
Promissory Notes Payable – December 2007 (Note 9)	600,000	155,579
Promissory Notes Payable – February 2008 (Note 9)	600,000	142,189
Convertible Notes Payable – 2008 (Note 8)	2,500,000	390,897
Convertible Notes Payable – December 2008 (Note 8)	500,000	61,609
Convertible Notes Payable – 2009 (Note 8)	1,000.000	46,948
	$13,369,987	$4,170,756

The Winfield Group consists of Mr. Winfield and Santa Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, and combined, represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of their respective board of directors.  As of December 31, 2009, the Company is in technical default of the terms on several outstanding notes payable and accordingly the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
GoldSpring, Inc.

We have audited the accompanying consolidated balance sheets of GoldSpring, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoldSpring, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns and, has incurred historical net losses approximating $56,000,000 as of December 31, 2009. The Company also used cash in operating activities of $3,564,779 in 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida April 2, 2010

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$246,214	$322,938
Total Current Assets	246,214	322,938

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	1,270,547	1,530,547
Plant and equipment, net	2,301,466	489,236
Total Mineral Rights, Plant and Equipment	3,572,013	2,019,783

RECLAMATION BOND DEPOSIT	766,768	766,768
LONG-LIVED DEFERRED RECLAMATION EXPENSE	340,159	408,190

TOTAL ASSETS	$4,925,154	$3,517,679

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,608,493	$1,222,933
Accrued expenses	271,054	121,750
Accrued interest payable	4,870,713	3,458,734
Convertible debentures – current portion	12,495,698	10,187,966
Debt obligation – current portion	3,650,000	2,660,565
Total Current Liabilities	22,895,958	17,651,948

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Convertible debentures	3,025,325	3,282,563
Debt obligation	490,000	-
Warrant and embedded derivative liability	4,500,189	5,368,333
Long-term reclamation liability	1,186,966	1,105,342
Total Long-Term Debt and Other Long-Term Liabilities	9,202,480	9,756,238

Total Liabilities	32,098,438	27,408,186

STOCKHOLDERS’ DEFICIENCY
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 3,662,067,844 (2009) and 3,380,948,371 (2008)	2,438,937	2,251,712
Additional paid-in capital	25,316,171	22,721,504
Accumulated deficit	(54,928,392)	(48,863,723)
Total Stockholders’ Deficiency	(27,173,284)	(23,890,507)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,925,154	$3,517,679

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

REVENUE FROM GOLD SALES, Net	$—	$—
COST AND EXPENSES
Depletion, depreciation and amortization	154,683	148,466
Reclamation, exploration and test mining expenses	2,864,854	3,896,931
General and administrative	1,303,939	3,882,372
Consultants and professional fees	244,610	213,507
Total Cost and Expenses	4,568.086	8,141,276
LOSS FROM OPERATIONS	(4,568,086)	(8,141,276)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	1,348,199
Change in Fair Value of warrant and embedded derivative liability	2,829,446	(31,965)
Other, net	22,000	(393.314)
Interest expense	(4,348,029)	(9,269,327)
Total Other Expense	(1,496,583)	(8,346,407)

NET LOSS	$(6,064,669)	$(16,487,683)

Net loss per common share - basic	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	3,549,673,689	3,142,593,304

The accompanying notes are an integral part of these consolidated financial statements

GOLDSPRING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2009 and 2008

(Common Stock Par value, $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value, per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2007 (Restated)	2,743,508,248	$1,827,177	$12,969,210	$(32,376,040)	$(17,579,653)

Common stock issued for:
Debenture principal	196,155,028	130,639	1,949,634	—	2,080,273
Debenture interest	151,961,857	101,207	1,456,497	—	1,557,704
Mineral rights	3,866,667	2,575	76,983	—	79,558
Consulting services	7,166,704	4,773	106,323	—	111,096
Mining software	2,434,892	1,622	8,118	—	9,740
Directors	20,000,000	13,320	221,080	—	234,400
Employees	10,665,714	7,103	132,787	—	139,890
Private placement	137,000,000	91,242	1,428,758	—	1,520,000
	529,250,862	352,481	5,380,180	—	5,732,661
Warrant cost and stock based option compensation			3,434,323	—	3,434,323
Liquidated damages	108,189,261	72,054	937,791	—	1,009,845

Net loss	—	—	—	(16,487,683)	(16,487,683)

December 31, 2008	3,380,948,371	$2,251,712	$22,721,504	$(48,863,723)	$(23,890,507)
Common stock issued for:
Debenture principal	26,652,890	17,751	174,517	—	192,268
Debenture interest	150,366,583	100,144	1,377,453	—	1,477,597
Employees	5,500,000	3,663	63,587	—	67,250
Private placement	98,600,000	65,667	836,833	—	902,500
	281,119,473	187,255	2,452,390	—	2,639,284
Stock based option compensation			142,277	—	142,277

Net loss	—	—	—	(6,064,669)	(6,895,001)

December 31, 2009	3,662,067,844	$2,438,937	$25,316,171	$(54,928,392)	$(27,173,284)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009		2008

OPERATING ACTIVITIES:
Net loss		$(6,064,669)		$(16,487,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		154,683		148,466
Stock warrants and stock based compensation and note accretion		209,527		3,681,113
Interest and liquidated damages paid through the issuance of stock		1,477,597		2,567,549
Interest from derivatives		1,535,686		6,512,462
Other		5,000		120,836
Extinguishment of debt		―		(1,348,199)
Net change in derivative fair value		(2,829,446)		31,965
Net loss adjusted for non-cash operating activities		(5,511,622)		(4,773,491)
Changes in operating assets and liabilities:
Prepaid and other current assets		―		185,417
Other current assets		―		―
Accounts payable		385,560		917,296
Accrued expenses		1,561,283		(711,186)
Other operating assets and liabilities		―		―
Other		―		(130,052)
NET CASH USED IN OPERATING ACTIVITIES		(3,564,779)		(4,512,016)

INVESTING ACTIVITIES:
Reclamation bond deposit		―		(389,599)
Mineral claims		260,000		(161,152)
Purchase of land, plant and equipment		(378,880)		(158,630)
NET CASH USED IN INVESTING ACTIVITIES		(118,880)		(709,381)

FINANCING ACTIVITIES:
Principal payments on Note Payable		(40,565)		(55,105)
Net proceeds from the issuance of company stock		902,500		1,501,500
Proceeds from the issuance of note payable to related party		2,745,000		3,922,944
NET CASH PROVIDED BY FINANCING ACIVITIES		3,606,935		5,369,339

INCREASE IN CASH AND CASH EQUIVALANTS		(76,724)		147,942
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		322,938		174,996
CASH AND CASH EQUIVALENTS, END OF YEAR		$246,214		$322,938
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID	$	―	$	―

GOLDSPRING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest		$1,477,597		$1,557,704
Issuance of company stock for liquidated damages	$	―		$1,009,845
Conversion of debt principal into company’s common shares		$192,268		$2,080,273
Issuance of company stock to employees		$67,250		$139,890
Issuance of company stock for directors’ fees	$	―		$234,400
Issuance of company stock for software	$	―		$9,740
Issuance of company stock for consulting services	$	―		$111,096
Issuance of company shares for acquisition of mineral claims	$	―		$79,558
Seller notes for acquisition of land		$1,520,000	$	―
Issuance of company stock for financing fees		$36,000	$	―

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

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

Note 2 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has net losses from operations and had no revenues from operations in either 2009 or 2008. For the year ended December 31, 2009 the Company incurred a net loss of $6,064,699 and used cash in operations of approximately $3,565,000. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Note 3 — Summary of Significant Accounting Policies

Terms and Definitions

Company	GoldSpring, Inc. and Subsidiaries

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
Plum LLC	Plum Mining Company, LLC
SAB	SEC Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SOP	Statement of Position

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at December 31, 2009 and 2008.

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

We implemented ASC 360 in our evaluation of the fair value of certain assets described in Notes 4 and 5.

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

We expense holding costs to maintain a property on a care and maintenance basis as incurred.  Also, we were not in mining in 2009 and thus we did not amortize any of our mineral rights.

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”)

Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the years ended December 31, 2009 and 2008, we had net losses for which the affect of common stock equivalents would be anti-dilutive. Accordingly only basic and dilutive loss per share is presented.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the estimated useful lives and valuation of property and equipment, software and mineral rights determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

Risks and Uncertainties

We regularly evaluate risks and uncertainties and, when probable that a loss or expense will be incurred, record a charge to current period operations.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities (using the applicable enacted tax rates and laws). We provide a valuation allowance for deferred tax assets for which we do not consider realization of such deferred tax assets to be likely.

Recent Authoritative Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Recent Authoritative Pronouncements

 In June 2009, FASB issued its final SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”, codified as ASC 105. ASC 105 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue ASU. The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s (consolidated) financial position and results of operations.

Other ASUs, not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 — Mineral Rights

Mineral rights at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	69,138	69,138
Comstock Lode Claims	1,011,409	1,271,409
Water rights	90,000	90,000
	$1,270,547	$1,530,547

 In November 2009, we sold a 0.29% net smelter royalty on our Obester Property for $260,000 to Precious Royalties, LLC.  These funds were used to offset the purchase of the Obester Property in December 2009.

Note 5 — Property and Equipment, net

Plant and equipment at December 31, 2009 and 2008, consisted of the following:

	2009	2008
Land and Building	$2,327,443	$547,166
Vehicle and Equipment	302,094	302,094
Processing and Lab	704,528	585,924
Furniture and Fixtures	49,390	49,390
	3,383,455	1,484,574
Less accumulated depreciation	(1,081,989)	(995,338)
	$2,301,466	$489,236

During 2009, we purchased the Obester Property for $1,650,000 and the Petrini Property for $130,000.  These have been included under land and buildings.

Depreciation expense for the years ended December 31, 2009 and 2008 was $86,651 and $80,434, respectively.

We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

Note 6 – Reclamation Bond Deposit

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

Note 7 — Long-term Reclamation Liability and Deferred Reclamation Expense

We have an accrued a long-term liability of $1,186,966 and $1,105,342 as of December 31, 2009 and 2008 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.  In conjunction with recording the reclamation liability we recorded a deferred reclamation expense of which the value is being amortized over the period of the anticipated land disturbance.  Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.  The reclamation liability accretion expense for 2009 was $81,624 and the amortization of long-lived deferred reclamation expense was $68,031 for 2009.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for our Comstock Project:

	2009	2008
Long-term reclamation obligation 1/1/	$1,105,342	$553,190
Additional obligations incurred	―	476,222
Liabilities settled during the period	―	―
Increase in present value of the reclamation obligation (accretion expense)	81,624	75,930
Long-term asset retirement obligation 12/31/	$1,186,966	$1,105,342

Following is a reconciliation of the aggregate long-lived deferred reclamation expense associated with on our reclamation plan for our Comstock Project:

	2009	2008
Net long-lived deferred reclamation expense 1/1/	$408,190	$—
Additional obligations incurred	―	476,222
Amortization of deferred reclamation expense	(68,031)	(68,032)
Long-term asset retirement obligation 12/31/	$340,159	$408,190

Note 8 - Convertible Debentures

The following is a summary of the Convertible debentures as of December 31, 2009 and 2008. :

	2009	2008
Convertible Debentures Payable – Investors	$1,105,908	$1,105,908
Convertible Debentures Payable - Mandatory Redemption payment	4,412,058	4,412,058
Convertible Notes Payable - 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable: June – November 2008	2,500,000	2,500,000
Convertible Notes Payable – July 2008 Longview Amended and Restated Note)	2,782,563	2,782,563
Convertible Notes Payable – December 2008	500,000	500,000
Convertible Notes Payable – May – August 2009	1,807,732	―
Convertible Notes Payable – December 2009, net	242,762	―
Subtotal	15,521,023	13,470,529
Less current portion of convertible debentures	(12,495,698)	(10,187,966)
Long term portion of convertible debentures	$3,025,325	$3,282,563

The terms of the convertible debentures included above are as follows:

Convertible Debentures Payable  – Investors
During March 2004, we completed a private placement of securities transaction (the “March Offering”), which generated $10 million in gross proceeds from a group of accredited institutional and individual investors.   On November 30, 2004, we restructured the March Offering and entered into a new agreement (the “Subscription Agreement”)  whereby we exchanged 21,739,129 shares of common stock and 21,739,129 warrants issued for 8% convertible notes, with the following terms;

Convertible
Loan Amount:
$11.1 million, which includes the initial $10 million investment and approximately $1.1 million in accrued penalties resulting from the delay in the registration of common stock held by investors.  Since initial funding, approximately $10 million has been paid or refinanced leaving a balance of approximately $1.1 million.

Interest Rate:	15%, payable in arrears in cash or stock at the lender’s option

Conversion:
The conversion price shall is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debenture; or (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion.  In no event shall the conversion price be higher than $.01, as noted below.

Term:	Note is currently due and in default

As a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $0.01 in February 2008.

Convertible Debentures Payable  – Mandatory Redemption Payment

John V. Winfield, a major shareholder and note holder, and his affiliates elected to convert approximately $3.3 million of their convertible debentures under the November 30, 2004 Subscription Agreement into common stock .  In March 2005, because we did not deliver the share certificates within the period required in the November 30, 2004 subscription agreement, John V. Winfield and his affiliates, a major shareholder and note holder elected to demand payment of approximately $6.9 million pursuant to the mandatory redemption payment provisions of the November 30, 2004 subscription agreement and consequently forfeited his right to receive shares in lieu of payment.
The Company did not have sufficient funds to meet this obligation. On March 31, 2005, Mr. Winfield and his affiliates entered into a Settlement Agreement with the Company whereby he agreed to convert the $6.9million obligation into Convertible Debentures (“the Debentures”).

The terms of the Debentures are noted below:

Convertible
Loan Amount:	$6.9 million, of which approximately $2.5 million has been paid or refinanced since initial funding leaving a remaining balance of approximately $4.4 million.

Interest Rate:	18%, payable in arrears in cash or stock at the lender’s option

Payments:	Monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007

Conversion:
The Debentures are convertible, in all or in part, into shares of our common stock (“Conversion Shares”) at any time. The conversion price shall is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the mandatory redemption Payment; or (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion.  In no event shall the conversion price be higher than $.01

Term:	Note is currently due and in default

Security interest:
Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to the Brockbank Trust (See Note 7) in substantially all of our assets.

As a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed conversion rate of $0.01 in February 2008.

Convertible Notes Payable – 2006 & 2007

The convertible notes payable as of December 31, 2009 and 2008 are as follows:

Face amount
Winfield Group Debentures Payable	$1,620,000
Longview Debentures Payable	550,000
$2,170,000

The terms of the agreement are as follows:

Convertible
Loan Amount:	$2,170,000

Interest Rate:	18%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at the lesser of (A) $.01 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Note is currently due and in default

Warrants:	20,000,000

Security:	Secured by a lien on the assets of GoldSpring, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation

In February 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed conversion rate of $0.01.

Convertible Notes Payable: June – November 2008

In June 2008, the Company entered into a Loan Agreement with John Winfield and affiliates (“Winfield”) pursuant to which Winfield has agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (“Notes”). In each month, during the five months ended December 2008, Winfield lent the Company $500,000 pursuant to the Loan Agreement. These notes have been in default since late 2008 because we had failed to make any monthly payment on the notes.  Pursuant to the terms and conditions of the loan agreement, the notes become immediately payable upon default and thus the note balance has been recorded as a current liability.

The terms of the agreement are as follows:

Convertible Loan Amount:	$2,500,000

Interest Rate:	9%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at the lesser of (A) $.01 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

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

Convertible Notes Payable – July 2008 (Longview Amended and Restated Note)

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated Promissory Note issued by the Company in favor of Longview Fund, L.P. The amended terms are as follows:

Convertible
Loan Amount:	$2,782,563 (Includes an initial principal amount of $2,175,000 and accrued interest of $607,563)

Expiration Date:	July 10, 2011

Interest Rate:	11%, payable per annum

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at the lesser of (A) $.01 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years

The Amended and Restated Promissory Note, in the aggregate, totals $2,782,563, $2,175,000 was outstanding principal and $607,563 was related outstanding interest.

On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed conversion rate of $0.01.

Convertible Notes Payable –December 2008
On December 8, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. Pursuant to the terms and conditions of the note agreement, the notes become immediately payable upon default and thus the note balance has been recorded as a current liability as of December 31, 2009

The terms of the agreement are as follows:

Convertible Loan Amount:	$500,000

Interest Rate:	11%, payable quarterly in cash or stock at the Company’s option

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at the lesser of (A) $.01 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Note is currently in default

Warrants:	12,500,000

Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

Convertible Notes Payable – May 2009- August 2009

On May 1, 2009 the Company secured a $2,000,000 commitment for additional convertible debt financing.  The agreement upon 30 days prior written notice, permitted the Company to request financing in tranches between $250,000 and $500,000 per request.  Funding requests were permitted at any time between May 1, 2009 and August 28, 2009.   The Company requested and received $2,000,000 from this financing. The notes are in default because we do not have sufficient authorized shares.  Pursuant to the terms and conditions of the loan agreement, the notes become immediately payable upon default and thus the note balance has been recorded as a current liability.

The terms of the agreement are as follows:

Convertible
Loan Amount:	$2,000,000

Interest Rate:	9%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at the lesser of (A) $.0125 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Note is currently in default

Warrants:	50% Stock warrant coverage (Maximum warrants: 80,000,000) with an exercise price of $0.02 and a term of four (4) years

Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

Note Balance

Balances @ January 1, 2009	$—
Convertible Note	2,000,000
Principal Payments	(192,268)
Balances @ December 31, 2009	1,807,732

The Convertible Loan Agreement Payable –May through August 23 2009 contained both an embedded beneficial conversion feature and detachable warrants at the commitment dates.  Accordingly, we applied the accounting guidance of ASC 470-20 which covers convertible instruments with beneficial conversion features to determine the fair value of these items.  Specifically, it states that when an instrument contains both a detachable instrument (warrants) and an embedded beneficial conversion feature, the proceeds of issuance should be allocated among the detachable instrument and the convertible instrument based on their relative fair values.  Accordingly, we applied 470-20-35 to determine the amount allocated to the convertible instrument.

Regarding the freestanding warrants, applied the guidance of ASC 815-40.  These warrants are cashless and only require settlement in shares, not cash or transfer of assets, and there is no obligation for the Company to repurchase the shares.  The warrants are indexed solely to our own stock.  We determined that the warrants were not within the scope of ASC 480-10-25-15.  The value of the warrants was determined to be $545,404.  In general, the fair value of the warrants is recorded as a debt discount and amortized over the term of the note, but since we were in default, the entire amount has been recognized as interest expense in 2009.   The fair value of the convertible feature, based on the intrinsic value methodology, was $897,867 and has been recognized as interest expense in 2009.

Because we do not have sufficient authorized shares to physically settle all outstanding potential conversions, should they occur, we may not be able to deliver the required shares.  The guidance offered in ASC 815-40, indicates that “if share settlement is not within the control of the Company an asset or liability classification is required.”  Consequently, we finally classified its warrants as liabilities and began to measure them at fair value in each subsequent reporting period.

The following summarizes the activity for Convertible Notes Payable – May 2009 – August 2009

Note Principal	Debt Discount (*)	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$2,000,000	1,443,271	$0.0125	160,000,000	33.1%	0.01

(*) -  The debt was in default and immediately due payable, therefore the entire unamortized debt discount was recognized as interest expense in 2009.  The unamortized debt discount that was included in interest expense consists of  the fair value of the warrants of $545,404 and the convertible feature of $897,867, for a total of $1,443,271.

Convertible Notes Payable– December 2009

On December 10, 2009, we secured $4,500,000 commitment for additional convertible debt financing.  The agreement provided initial funding of $750,000 and on each 30th day thereafter another tranche of $750,000 through May 2010.  As of December 31, 2009, we have received $750,000 from this financing.

The terms of the agreement are as follows:

Convertible
Loan Amount:	$4,500,000 total commitment, of which $750,000 was funded through
December 31, 2009

Interest Rate:	8%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at the lesser of (A) $.01 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years

Warrants:	50% Stock warrant coverage (Maximum warrants: 257,142,857) with an exercise price of $0.0175 and a term of three (3) years

Security:
Security interest in all of the Company’s assets,  subject to(a) Seller Note – plum Mine; (b) certain lenders (the “Additional Lenders”) as of March 31, 2005, July 15, 2005, September 26, 2005, December 12, 2007, June 27, 2008, December 8, 2008, May 1, 2009 and May 13, 2009.

The Convertible Loan Agreement Payable –December  2009 contained both an embedded beneficial conversion feature and detachable warrants at the commitment dates.  Accordingly, we applied the accounting guidance of ASC 470-20 which covers convertible instruments with beneficial conversion features to determine the fair value of these items.  Specifically, it states that when an instrument contains both a detachable instrument (warrants) and an embedded beneficial conversion feature, the proceeds of issuance should be allocated among the detachable instrument and the convertible instrument based on their relative fair values.  Accordingly, we applied 470-20-35 to determine the amount allocated to the convertible instrument.

Regarding the freestanding warrants, applied the guidance of ASC 815-40.  These warrants are cashless and only require settlement in shares, not cash or transfer of assets, and there is no obligation for the Company to repurchase the shares.  The warrants are indexed solely to our own stock.  We determined that the warrants were not within the scope of ASC 480-10-25-15.  The value of the warrants was determined to be $201,428.  The fair value of the warrants is recorded as a debt discount and amortized over the term of the note.  In December 2009, $4,196 of the fair value of the warrants was recognized as interest expense. The fair value of the convertible feature, based on the intrinsic value methodology, was $316,602.  The value of the conversion option is recorded as a debt discount and amortized over the term of the note.  In December 2009, $6,596 of the fair value of the convertible feature was recognized as interest expense

Because we do not have sufficient authorized shares to physically settle all outstanding potential conversions, should they occur, we may not be able to deliver the required shares.  The guidance offered in ASC 815-40, indicates that “if share settlement is not within the control of the Company an asset or liability classification is required.”  Consequently, we finally classified its warrants as liabilities and began to measure them at fair value in each subsequent reporting period.

The following summarizes the activity for Convertible Notes Payable – May 2009 – August 2009

Note Balance

Balances @ January 1, 2009	$—
Convertible Note	750,000
Debt Discount	(507,238)
Balances @ December 31, 2009	242,762

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$750,000	$518,030	$0.01	75,000,000	31.0%	0.01

The debt discount consists of  the fair value of the warrants of $201,428 and the convertible feature of $316,602, for a total of $507,238.

Debt Discount at December 31, 2009:

2009
Debt discount beginning balance – Jan. 1, 2009	$—
Debt discount – embedded conversion feature	(316,602)
Debt discount – detachable warrants	(201,428)
Less amortization of debt discount	10,792
Unamortized debt discount	$(507,238)

Note 9 —Debt Obligation

Our debt obligations as of December 31, 2009 and 2008 include the following:

	2009	2008
Promissory Notes Payable - 2005 through 2008	$2,400,000	$2,400,000
Debt –Note (Plum Mine)	250,000	250,000
Debt –Note (Obester Property)	1,400,000	—
Debt - Note (Petrini)	90,000	—
Equipment Financing	—	10,565
Subtotal	4,140,000	2,660,565
Less current portion	(3,650,000)	(2,660,565)
Long term portion of debt obligations	$490,000	$—

The terms of the debt obligations listed above are as follows;

Promissory Notes Payable –2005 through 2008

The Company has the following promissory notes payable as of  December 31, 2009 and 2008:

	2009	2008
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	600,000
	$2,400,000	$2,400,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by John V. Winfield, a major investor. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes currently accrue interest at 17% per annum and are payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust (See Note 7). We had failed to make any payments on the notes;  hence, they are in default and the original issue discount is fully amortized as of December 31, 2009.

Promissory Notes Payable – December 2007 Financing

In December 2007, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date. We had failed to make any payments on the notes;  hence, they are in default and the original issue discount is fully amortized as of December 31, 2009.

Promissory Notes Payable – January 2008 Financing

On January 31, 2008, we completed a financing transaction with Mr. Winfield and his affiliates which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date.  We had failed to make any payments on the notes;  hence, they are in default and the original issue discount is fully amortized as of December 31, 2009.

Debt – Note (Plum Mine)

We have a 5% bearing note payable note related to our purchase of the Plum Mining property. The note was payable on June 2006 and we are in default on this note. As of December 31, 2009 and 2008, we still had a $250,000 note balance due.  There is a first security interest on the assets of Plum Mining Property for this note.

Debt - Note (Obester Property)

In December 2009, we purchased mineral properties, which we had been leasing, from Claire Obester, Jim Obester, Alan Obester, and Julian Smith (“sellers”) for $1,650,000 plus a 1% royalty.  Pursuant to the purchase agreement, we made initial payments of $250,000 and we issued a note to the “sellers” for $1,400,000.  The note bears interest of six percent (6%) per annum. Interest and principal payments shall be made in quarterly installments of $250,000 with the first payment due on April 1, 2010 and continuing on the same day of each consecutive quarter, until July 1, 2011, when the then unpaid principal and accrued interest is due and payable.

Debt - Note (Petrini Property)

On February 17, 2009 we purchased 4.79 acres in the Comstock District for $130,000.  We paid $40,000 in cash and financed the balance of $90,000 through a first deed of trust.  The note is interest only for two years and bears interest at 16% per annum.   The note is due and payable on February 17, 2011.

Equipment Financing

During 2004, we purchased certain equipment and financed our purchases through GMAC and Ford Motor Company credit agencies. Aggregated principal and interest due pursuant to the financings is due monthly in equal installments of $1,054, at an average interest rate of 7.2%.  In 2009, final principal of $10,565 plus unpaid interest payments were made on these notes.

Note 10 - Debt Concentration

Mr. Winfield and his affiliates are the largest lenders to the Company.  At December 31,  2009, we had approximately $19,661,000 of outstanding note principal of which $13,619,987 or 69%, was held by Mr. Winfield and his affiliates.  In addition, of the $13,619,987 total debt principal held by Mr. Winfield and his associates, $13,441,000 represented convertible note principal and related interest due.  Had Mr. Winfield converted all of his convertible holdings into our common stock at December 31, 2009, we would have been obligated to issue Mr. Winfield 2,134,000,000 shares representing 37% of our outstanding common shares.   The amounts listed below have been reflected in the schedules presented in Note 8 and Note 9.

Debt Position with Mr. Winfield and his Affilates
	At Deecember 31, 2009
Note Descriptions (Mr. Winfield and affiliates)	Principal	Unpaid Interest	Total

Convertible Notes Payable - Investors	$687,929	$58,410	$746,339
Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	980,338	5,392,396
Convertible Notes Payable - 2006 - 2007	1,620,000	932,658	2,552,658
Convertible Notes Payable - June - November 2008	2,500,000	390,897	2,890,897
Convertible Notes Payable - December 2008	500,000	61,609	561,609
Convertible Notes Payable - May - August 2009	1,000,000	46,948	1,046,948
Convertible Notes Payable - December 2009	250,000	556	250,556
Promissory Note Payable - July 2005	1,200,000	1,345,878	2,545,878
Promissory Note Payable - December 2007 Financing	600,000	155,579	755,579
Promissory Note Payable - January 2008 Financing	600,000	142,189	742,189
Debt Seller Note (Plum Mine)	250,000	56,250	306,250

Total at December 31, 2009	$13,619,987	$4,171,312	$17,791,299

Note 11 – Financial Instruments

The Company issues various note instruments with various terms but they are typically convertible into the Company’s common stock and issued with detachable warrants.  The following sections discuss in general those conversion features and warrants.

Conversion Features

The terms of the conversion feature of our debt instruments will differ between specific notes but their typical terms contain the following characteristics.  Specific terms for each note are discussed in Notes 8 – 11 as appropriate.

•	The conversion feature is an embedded beneficial conversion feature, where by debt is convertible into Goldspring’s common stock at approximately 85% of market price (based on a “lookback” formula),
•	The embedded beneficial conversion feature is immediately exercisable,
•	Exercising the embedded beneficial conversion feature is not contingent on a future event,
•	Exercising the embedded beneficial conversion feature may be converted into cash or stock at the discretion of the issuer (Goldspring),
•	The conversion price is a fixed discount, there is no stated price floor or shares issued cap to the potential number of shares that can be converted to satisfy the conversion feature

Although such conversion features are typically considered equity instruments, because the conversion feature is a fixed discount from our traded stock price without a limit to the number of shares that may be issued, the Company cannot be assured that it has sufficient authorized shares to execute the conversion if presented.  Accordingly, the Company is not “in control” of the conversion and recognition of the value of the conversion feature is deemed a liability for financial reporting purposes under the guidance offered in FAS 150.  As liabilities related to financial instruments, we therefore apply fair value measurement to each conversion feature liability at each reporting period.  See Note 13 for a discussion of fair value measurement.

Warrants

The terms of the warrants attached to our debt instruments will differ between specific notes but their typical terms contain the following characteristics.  Specific terms for each note are discussed in Notes 8 – 11 as appropriate.

•	Detachable warrants are included with the debt offering, as debt “sweetener”, that generally provide for conversion at a fixed price,
•	There is no active trading market for our warrants
•	Goldspring lacks sufficient authorized shares to satisfy all conversion options if presented.

Although such warrants are typically considered equity instruments, because the Company cannot be assured that it has sufficient authorized shares to execute the conversion if presented.  Accordingly, the Company is not “in control” of the conversion and recognition of the value of the conversion feature is deemed a liability for financial reporting purposes under the guidance offered in FAS 150.  In addition, the guidance offered in ASC 815, indicates that “if share settlement is not within the control of the Company an asset or liability classification is required.”  Consequently, we classified our warrants as liabilities and began to measure them at fair value in each subsequent reporting period.  See Note 13 for a discussion of fair value measurement.

Note 12 – Fair Value Measurements

As discussed in Note 3, ACS 820 provides a framework for measuring fair value under GAAP

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques that include option pricing models, discontinued cash flow models, and similar techniques.

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value.

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at December 31, 2009 and December 31, 2008, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$4,500,189	$—	$—	$4,500,189
Total Liabilities	$4,500,189	$—	$—	$4,500,189

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$5,368,333	$—	$—	$5,368,333
Total Liabilities	$5,368,333	$—	$—	$5,368,333

As discussed in Note 12, conversion feature liability represents the discount on convertible notes proceeds associated with the fair value of the embedded conversion features of our notes.  Warrant liabilities represent detachable warrants issued in association with various notes payable.

The fair values for the conversion feature and warrant liabilities included in Level 3 are estimated using industry standard valuation models, such as the Black-Scholes-Merton model.  Level 3 derivative liabilities primarily include certain over-the-counter options.

Gains (losses) from changes in fair values of the conversion feature and warrant liabilities that are not designated as hedges are recognized in other income (expense).   The amounts recognized during the year ended December 31, 2009 and December 31, 2008 are as follows:

	Liabilities
	As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging Instruments under ASC 815

Convertible features and warrants	Long-term Debt	$4,500,189	Long-term Debt	$5,368,333

Total Instruments not designated as hedging instruments under ASC 815		$4,500,189		$5,368,333

		Amount of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in income on Derivative	For the year ended December 31, 2009	For the year ended December 31, 2009

Convertible features and warrants	Interest Expense	$1,454,063	$4,594,948

Total:		$1,454,063	$4,594,948

The following table indicates the changes in fair value of the instruments:

Convertible Features and Warrants

Balances @ January 1, 2008	$776,835
Additions	4,591,498
Reductions
Balances @ December 31, 2008	5,368,333
Additions	1,961,302
Reductions	(2,829,446)
Balances @ December 31, 2009	$4,500,189

Note 13 — Stockholders’ Equity

Common stock was issued during the year ended December 31, 2009 and December 31, 2008 for the following purposes:

	2009 Share Issuances	Share Value	2008 Share Issuances	Share Value
Debenture principal	26,652,890	$192,268	196,155,028	$2,080,273
Debenture Interest	150,366,583	1,477,597	151,961,857	1,557,704
Liquidated damages	—	—	108,189,261	1,009,845
Private placements	98,600,000	986,000	137,000,000	1,520,000
Mineral claims	—	—	3,866,667	79,558
Mining software	—	—	2,434,892	9,740
Consulting	—	—	7,166,704	111,096
Employees and directors	5,500,000	67,250	30,665,714	374,290

Total	281,119,473	$2,723,115	637,440,123	$6,742,506

The following schedules provide additional detail on the summary listed above.

Debenture Principal, Debenture Interest and Liquidated Damages for 2009

The following represents principal and interest payments on debt, made in 2009 with the issuance of our common stock.  The shares were valued in accordance with each respective convertible note's term as disclosed in Note 8.

Note Description	Principal Payment Number of Shares	Value of Shares	Interest Payment Number of shares	Value of Shares
Convertible Debentures Payable-Investors	—	$—	29,373,214	$257,618
Convertible Debentures Payable- Mandatory Redemption payment	—	—	99,000,000	990,000
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	—	21,993,369	229,979
Convertible Notes: May 2009 – Aug. 2009	26,652,890	192,268	—	—

	26,652,890	$192,268	150,366,583	$1,477,597

Debenture Principal, Debenture Interest and Liquidated Damages

The following represents principal and interest payments on debt, made in 2008 with the issuance of our common stock.

Note Description	Principal Payment Number of Shares	Value of Shares	Interest Payment Number of shares	Value of Shares
Convertible Debentures Payable-Investors	47,587,404	$464,329	20,880,311	$193,339
Convertible Debentures Payable- Mandatory Redemption payment	134,001,185	1,325,000	116,849,523	1,113,785
Convertible Debentures Payable- Failure to Deliver Shares	9,258,584	90,944	6,815,961	66,942
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	—	4,329,541	67,338

Promissory Notes Payable-December 2005 Financing	5,307,855	200,000	3,086,521	116,300

	196,155,028	$2,080,273	151,961,857	$1,557,704

Liquidated Damages

 The following represents liquidated damage payments on debt, made during 2008 with the issuance of our common stock.  There were no liquidated damages incurred or paid out during 2009.

Note Description	Liquidated Damage Payment Number of Shares	Value of Shares	Total Shares Issued	Total Value of Shares
Convertible Debentures Payable-Investors	18,799,801	$166,509	87,267,516	$824,177
Convertible Debentures Payable- Mandatory Redemption payment	87,686,922	826,618	338,537,630	3,265,403
Convertible Debentures Payable- Failure to Deliver Shares	1,702,538	16,718	17,777,083	174,604
Longview Amended and Restated Note - 2008	—	—	4,329,541	67,338
Promissory Notes Payable-December 2005 Financing	—	—	8,394,376	316,300

Total	108,189,261	$1,009,845	456,306,146	$4,647,822

 Private Placements

The following 2009 private placement transactions raised a gross total of $986,000 in exchange for 98,600,000 shares of our unregistered Common stock, placed with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•	During the first quarter 2009, $986,000 for 98,600,000 shares at $0.01 per share and 95,000.000 warrants. The warrants have an exercise price of $.015 and a term of six years. .

The following 2008 private placement transactions raised a total of $1,520,000 in exchange for 137,000,000 shares of our unregistered Common stock, were place with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

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

Mineral Claims

In 2008, 3,866,667 unregistered common shares, valued at $79,558 or an average of $0.021 per share, were issued for the acquisition of mining claims in the Comstock Lode District.

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

Employees and directors

During 2009, the following share grants were issued to employees:

•
Mr. Larry Martin, our Chief Geologist, pursuant to his employee contract, received three million (3,000,000) of our unregistered common shares. The value of the common shares at the time of issuance was $37,250, averaging $0.0124 per share.  Shares are valued at the closing market price on date of issue.

•
In April 2009, Dennis Anderson, the Company’s senior engineer, pursuant to his employment arrangement, was issued a total of two million five hundred thousand (2,500,000) of our unregistered common shares.  The value of the common shares at the time of issuance was $30,000, averaging $0.012 per share.  Shares are valued at the closing market price on date of issue.

During 2008, the following share grants were issued to employees and Company directors:

•
In January 2008, our two outside directors were issued, in aggregate, twenty million shares of our unregistered common stock as director compensation. The value of the common shares at the time of issuance was $234,400, averaging $0.012 per share.

•
In March 2008, Dennis Anderson, our senior engineer, was issued a total of one million of our unregistered shares, valued at $18,690 or $0.01869 per share, for services performed.  In August 2008, Mr. Anderson, pursuant his employee agreement, was awarded 1.5 million unregistered shares valued at $24,900 or $0.0167 per share for achieving various milestones.

•
In August 2008, Mr. James Golden, the Chief Operating Officer, exercised 10,000,000 stock options at a price of $0.0525.  Mr. Golden elected the cashless exercise method and thus received a total of 8,165,714 unregistered shares of our common stock.  As of the date of this report, Mr. Golden has not sold any of these shares.

Note 14 - Earnings Per Share

Basic earnings per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding.   For the years ended December 31, 2009 and December 31, 2008, there were approximately 3,777 million and 1,770 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the Year Ended December 31
	2009	2008
Weighted average number of common shares outstanding – basic	3,550	3,143
Dilution from convertible debt, stock options and warrants	3,777	1,770
Weighted average number of common shares outstanding – diluted	7,327	4,913

Note 15- Share Based Compensation

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

As of December 31, 2009 and 2008, the Company had 182,000,000 outstanding Standard Employee and Director Options to acquire company shares, of which 176,000,000 of these derivatives were vested and exercisable. During the period ended December 31, 2009, there were no additional options issued and none had been exercised.

The Company recognizes stock based compensation expense over the requisite service period of the individual grant, which generally equals the vesting period.  The plan entitles the holder to shares of common stock when the award vests.   Awards generally vest ratably over three years.  The fair value of the award is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.  The Company uses newly issued shares of common stock to satisfy option exercises and stock awards

The fair value of each grant was estimated at the date of the grant using the Black-Scholes-Merton option pricing model.  Black-Scholes-Merton utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal years ended December 31, 2009 and 2008.

	2009	2008
Expected volatility (No options were issued in 2009)	—%	199%
Expected term (years)	—	5.14
Risk free rate	—%	3.09%
Dividend Yield	0.0%	0.0%
Weighted average grant date fair value	$0.0	$0.01

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. During the 12 month ended December 31, 2009, $142,277 was recognized as compensation expense in the consolidated statements of operations. .   As of December 31, 2009, the remaining unrecognized compensation costs related to unvested options was $106,708.

A summary of the option activity under the Company’s share based compensation plan for the fiscal years ended December 31, 2009 and 2008 is as follows:

	2009 Options	2009 Weighted Average Exercise Price	2008 Options	2008 Weighted Average Exercise Price
Balance, Beginning of year	182,000,000	$0.011	10,000,000	$0.00963
Granted	—	—	182,000,000	0.00963
Exercised	—	—	10,000,000	0.00963
Forfeited	—	—	0	—
Balance, end of year	182,000,000	0.011	182,000,000	0.011
Exercisable at December 31,	176,000,000	$0.0107	170,000,000	$0.0104

The following table sets forth stock options outstanding at December 31, 2009.

Total Outstanding Options:	182,000,000	Total "in-the-money" Outstanding Options:	0
Average Price of Outstanding Options:	$0.0110	Average Price of "in-the-money" Outstanding Options:	$—

Total Vested Options:	176,000,000	Total "in-the-money" Vested Options:	0
Average Price of Vested Options:	$0.0107	Average Price of "in-the-money" Vested Options:	$—
Total Unvested Options:	6,000,000	Total "in-the-money" UN-Vested Options:	0

Options Breakdown by Range as at 12/31/2009
	Outstanding			Vested
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Strike Price	Vested Options	Remaining Vested Contractual Life	WA Vested Strike Price
$0.000 to $0.040	182,000,000	8.3819	$0.0110	176,000,000	8.3692	$0.0107
$0.050 to $0.090	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.100 to $0.140	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.150 to $0.190	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.200 to $0.250	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.000 to $0.250	182,000,000	8.3819	$0.0110	176,000,000	8.3692	$0.0107

The total options outstanding at December 31, 2009 had a weighted average remaining life of 8.3 years and an average intrinsic value of $0 based upon the closing price of the Company’s common stock of March 21, 2009.  The total options exercisable at December 31, 2008 had a weighted average remaining life of 9.3 years and an average intrinsic value of $0 based upon the closing price of the Company’s common stock of March 20, 2009.  The options exercised in 2008 were “cashless options”.  Because the Company maintained a full valuation allowance on our deferred tax assets, it did not recognize any tax benefit related to stock based compensation expense for the year ended December 31, 2009.

Note 16- Stock Warrants

As of January 1, 2009, GoldSpring Inc. had 104,200,000 outstanding warrants to acquire company shares, all of which were vested and exercisable. During 2009, the Company issued 197,928,571 of warrants associated with convertible debt issuances.    During the period ended December 31, 2009, none of these were exercised. Warrants outstanding at December 31, 2009 were 302,128,571. No warrants expired during the fiscal year ended December 31, 2009.

The Company recognizes warrant compensation expense over the requisite service period of the individual grant, which generally equals the vesting period.  The plan entitles the holder to shares of common stock when the award vests.   Awards generally vest ratably over five years.  The fair value of the award is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.  The Company uses newly issued shares of common stock to satisfy warrant exercises and stock awards.

The fair value of each grant was estimated at the date of the grant using the Black-Scholes-Merton option pricing model.  Black-Scholes-Merton utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

	2009	2008
Weighted Average volatility	148%	149%
Expected term (years)	4.43	4.12
Risk free rate	0.86%	3.09%
Dividend Yield	0.0%	0.0%
Weighted average grant date fair value	$0.01	$0.01

Stock warrant issuance is recognized using the fair value when granted and are amortized over the warrants' vesting period. During the year ended December 31, 2009, $549,600 was recognized as interest expense in the consolidated statements of operations.

A summary of the warrant activity for the fiscal years ended December 31, 2009 and 2008 is as follows:

	2009 Warrants	2009 Weighted Average Exercise Price	2008 Warrants	2008 Weighted Average Exercise Price
Balance, Beginning of year	104,200,000	$0.1440	47,800,000	$0.144
Granted	197,928,571	$0.0173	84,200,000	$0.0173
Exercised	—	—	—	—
Forfeited	—	$0.20	(27,800,000)	0.20
Balance, end of year	302,128,571	$0.0169	104,200,000	$0.169
Exercisable at December 31,	302,128,571	$0.0169	104,200,000	$0.169

A summary of outstanding warrant issuances at December 31, 2009 is as follows:

Note Description	Issue Date	Number of Warrants	Original Term	Exercise Price
Convertible Notes 2006 & 2007	May 06 – June 07	20,000,000	5 years	Variable Exercise Price
Private Placement Q2 2008	Q2 2008	40,000,000	6 years	$0.02
Private Placement Q4 2008	Q4 2008	44,200,000	6 years	0.015
Private Placement Q1 2009	Q1 2009	95,000,000	6 years	0.015
Convertible Notes May 09 – Aug 09	Q2 2009 – Q3 2009	80,000,000	4 years	0.02
Convertible Notes Dec. 2009	Dec. 2009	22,928,571	3 years	0.0175
Total		302,128,571

Variable Exercise Price – The exercise price is equal to eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days upon day the warrants are exercise.  These warrants have a "Cashless Exercise".

The following table sets forth warrants outstanding at December 31, 2009.

Total Outstanding Warrants:	302,628,571	Total "in-the-money" Outstanding Warrants:	20,000,000
Average Price of Outstanding Warrants:	$0.0169	Average Price of "in-the-money" Outstanding Warrants:	$0.0063

Total Vested Warrants:	302,628,571	Total "in-the-money" Vested Warrants:	20,000,000
Average Price of Vested Warrants:	$0.0169	Average Price of "in-the-money" Vested Options:	$0.00063
Total Unvested Options:	0	Total "in-the-money" Unvested Options:	0

Warrants Breakdown by Range as at 12/31/2008
	Outstanding			Vested
Range	Outstanding Warrants	Remaining Contractual Life	WA Outstanding Strike Price	Vested Warrants	Remaining Vested Contractual Life	WA Vested Strike Price
$0.000 to $0.040	302,628,571	4,3354	$0.0169	302,628,571	4.3354	$0.0169
$0.050 to $0.090	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.100 to $0.140	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.150 to $0.190	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.200 to $0.250	0	0.0000	$0.0000	0	0.0000	$0.0000
$0.000 to $0.250	302,628,571	4.3354	$0.0169	302,628,571	4.3354	$0.0169

Note 17 – Extinguishment of Debt

The following represents the reported gain from debt extinguishment resulting from a change in an embedded conversion option or an amendment and restatement of a note accounted for in accordance with the guidance offered in ASC 470-50.

	For the Year Ended December 31
	2009	2008
Convertible Notes Payable - 2006 & 2007	$—	$127,647
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	1,220,552
Gain – Debt Extinguishment	$—	$1,348,199

Extinguishment of Debt - Overview

In 2008, we performed an analysis to determine whether the change in an embedded conversion option and the amendment and restatement of a note would be recorded as an extinguishment of debt or a modification of debt.  Based on our analysis, it was determined that the above change in an embedded  conversion option and the amendment and restatement of a note qualified as debt extinguishment under ASC 470-50-40, and we recorded a gain of $1,348,199 in the fourth quarter of fiscal 2008.

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

Upon issuance, the embedded conversion option was “in the money”.  We recorded the note in accordance with ASC 470-20 regarding accounting for a beneficial conversion feature.  Our calculation of the intrinsic value of the new embedded conversion option was $2,380,000.  However,  ASC 470-20 limits the allocation of proceeds to the conversion feature, to the face value of the note, therefore we recorded the value of the embedded conversion option at the face value of the note, which was $2,170,000.

Since the modified notes provide for immediate conversion, subject to a 4.9% “blocking feature”, the entire debt discount has been charged to interest expense in accordance with the guidance offered in ASC 470-20. Debt discount results from the allocation of note proceeds to the intrinsic value of the embedded conversion option.

A gain on Debt extinguishment of $127,647 was recorded as a result of the reduction in the recorded value of the embedded conversion option prior to the change, compared to the value of the embedded conversion option after the change.

The following summarizes the convertible note;

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Interest Expense
$2,170,000	—	$0.01	217,000,000	$2,170,000

Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)

Debt Extinguishment July 10, 2008

On July 10, 2008, the Company amended the terms of $2,175,000 of unsecured promissory notes issued to Longview Fund, L.P. to (a) refinance the outstanding accrued interest of $607,563 by adding it to the note balance, (b) extend the terms and (c) to add a conversion feature.  The new debt instrument contained a fixed rate conversion feature of $0.0175 per share which did not previously exist in the group of original notes being restated.  Our analysis indicated that the change in the terms along with the change in the embedded conversion option qualified as a substantial modification, and accordingly extinguishment of debt accounting should be applied.  We recorded the note in accordance with ASC 470-20 pertaining to the beneficial conversion feature.  Our calculation of the intrinsic value of the new embedded conversion option was $2,305,552.  Since the amended and restated convertible note provide for immediate conversion, subject to a 4.9% “blocking feature”, the entire debt discount has been charged to interest expense in accordance with the guidance offered in ASC 470-20. Debt discount results from the allocation of note proceeds to the intrinsic value of the embedded conversion option.

The following summarizes the convertible note;

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Interest Expense
$2,782,563	—	$0.0175	159,003,600	$2,305,552

No gain or loss on extinguishment was recorded.

Debt Extinguishment December 22, 2008

The Longview Amended and Restated Note discussed above included a “full ratchet” provision which resets the stated conversion rate for all subsequent stock issuances that are less then the conversion price that would be in effect at that time.  On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed conversion rate of $0.01. Our analysis indicated that the change in the terms along with the change in the embedded conversion option qualified as a substantial modification, and accordingly extinguishment of debt accounting should be applied. The intrinsic value of the convertible feature was determined to be $1,085,000.    In accordance with accounting guidance for extinguishment of debt, we recorded a gain of $1,220,552, representing the difference between the July 10, 2008 valuation of the convertible feature and the December 10, 2008 valuation of the convertible feature.

The following table summarizes the Gain on Extinguishment of debt arising from the Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)

Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note) – Valuation of convertible feature at July 10, 2008	$2,305,552
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note) – Valuation of convertible feature at December 22, 2008	1,085,000
Gain – Debt Extinguishment	$1,220,552

The following summarizes the convertible note after the Change in the conversion amount;

Note Principal	Unamortized Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note
$2,782,563	—	$0.01	278,256,300

Note 18 — Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	2009	2008
Current:
Federal	$—	—
Deferred:	—	—
Federal	(2,384,000)	(5,771,000)

Increase in valuation allowance	2,384,000	5,771,000
Benefit for income taxes, net	$—	—

December 31,
2009 and 2008
Statutory federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective tax rate	—%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred tax assets
Net operating loss carry-forwards	19,500,000	17,100,000
Stock-based compensation	23,500	170,000
	19,523,500	17,270,000
Valuation allowance	(19,523,500)	(17,270,000)
Total deferred tax assets, net of valuation allowance	—	—

The valuation allowance increased $2,253,500 from December 31, 2008 to December 31, 2009.

At December 31, 2009 and 2008 the Company has a net operating loss carry-forward of approximately $55.8 million and $48.9 million respectively.   These operating loss carry-forwards begin to expire in 2024 and can offset future taxable income, subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended and other limitations under state tax laws.

Note 19 - Subsequent Events

On January 13, 2010, we amended our Royalty Sale and Option Agreement dated October 15, 2009 with Precious Royalties, LLC.  The amended agreement allows Precious Royalties until March 31, 2010 to purchase a 5% net smelter royalty on our Obester Property for $4,500,000 less the $260,000 already paid by Precious Royalties in 2009.  Precious Royalties, in the event the entire $4,500,000 is not paid, will receive a net smelter royalty on a pro rata basis.  In January 2010, Precious Royalties paid $550,000 increasing their total net smelter royalty purchase amount to $810,000 ($260,000 from 2009 plus $550,000 from 2010).  As of the date of this report, Precious Royalties has purchased a 0.95% net smelter royalty on our Obester Property for $810,000.

We filed a definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on March 24, 2010. This Statement, which is being mailed to shareholders on or about March 29, 2010, is furnished in accordance with the requirements of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Notice was given that the holders of a majority of the shares outstanding shares of the Company’s Common Stock (as of March 1, 2010) may act by written consent to approve a reverse stock split of the Company’s issued and outstanding Common Stock, as determined by the Company’s Board of Directors in a ratio of 1:200.
.
In the fourth quarter of 2009, we staked 165 lode mining claims in an area we called the “West Lode”.  This was contiguous to our earlier claims, and extended the project footprint significantly to the northwest.  Our claim filings were initially accepted by the BLM and Washoe County.  However, in the first quarter of 2010, we were notified by the BLM that a significant portion of this area had been withdrawn from mineral entry as part of the Washoe County master plan, and thus rendered the corresponding claims invalid.  The remaining 43 lode mining claims continue to be recognized as valid claims by the BLM.

 Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission".

We believe that internal control over financial reporting is effective as of December 31, 2009. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no changes during the quarter ended December 31, 2009 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Item9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors directs the management of the business and affairs of our Company as provided in our certificate of incorporation, our by-laws and the Corporation Law of Nevada. Members of our board of directors keep informed about our business through discussions with senior management, by reviewing analyses and reports sent to them, and by participating in board and committee meetings.

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Bill Nance, who has served as our chairman of the board since 2007.  The board has three standing committees – audit, compensation and governance.  Given our size, we do not have standing committees with meet independence requirements although that is our intention as we continue to grow, and the Board is responsible for overseeing risk management, and our full board receives periodic reports from management.

Our board leadership structure is used by other smaller public companies in the Unites States, and we believe that this leadership structure is effective for the Company.  We believe that having a separate Chairman and President is the correct form of leadership for our Company.  We have two leaders for our Company and oversight of Company operations by experienced directors.  We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the full board and our management.

The Company does not currently consider diversity in identifying nominees for director.  Due to the small size of the Company, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

William J. Nance	65	Director
Robert A. Reseigh	64	Director, Interim Chief Executive Officer
Scott H. Jolcover	59	Director
Robert T. Faber	50	Director , President and CFO
James Golden	51	COO

William J. Nance has been a director of our Company since October 2005. Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance is also a Director of Intergroup Corporation, Santa Fe and Portsmouth.  Mr. Nance provides financial and business expertise to the enterprise.  The Company has determined that Mr. Nance should serve as a director due to his long history with the Company.

Scott H. Jolcover has served as an independent director since January 2008. Mr. Jolcover served as Manager of the Plum Mine prior to and after it was acquired by GoldSpring in November 2003. Since leaving GoldSpring in 2006, Mr. Jolcover has worked as a consultant.  Mr. Jolcover’s 25 year mining background and his network of contacts in the industry provides knowledge to the board. The Company has determined that Mr. Jolcover should serve as a director due to his extensive mining experience and history with the Company.

Executive Officers

Robert Reseigh, Interim Chief Executive Officer and Director
 Mr. Reseigh was appointed as the Interim Chief Executive Officer in October 2009 and had been an independent director of the Company since September 2008.  Mr. Reseigh has over 35 years of experience in the mining and underground construction industries. Mr. Reseigh, who holds an Engineer of Mines degree from the Colorado School of Mines, is a mining and civil engineering executive who has overseen over $1 billion in civil and mine construction projects during his career. Mr. Reseigh spent nearly 20 years with the Peter Kiewit organization, which is a recognized world leader in the mining industry. He held several positions there, including Vice President and Area Manager for Precious Metals Mine Projects. Mr. Reseigh also served as Executive Vice President of Atkinson Construction Company, a subsidiary of Clark Construction, where he directed all construction projects performed by the corporation. Mr. Reseigh is a frequent speaker at mining and construction industry conferences and has published several industry-specific papers. Mr. Reseigh has also been appointed as a member of the Moles Association and the Beavers Association, East Coast- and West Coast- based associations of prominent individuals in the heavy construction industry.

The Company has determined that Mr. Reseigh should serve as a director due to his extensive experience in the mining industry.

Robert T. Faber, CPA* President and Chief Financial Officer
Mr. Faber is an executive with 20 years of diverse senior financial and operational management, business and acquisition experience, including 10 years of international business experience. Mr. Faber was named Chief Executive Officer and President of GoldSpring in September 2004. Prior to his appointment, he had served as Chief Financial Officer since June 2003.  Prior to joining GoldSpring, Inc., Mr. Faber served as Vice President of United Site Services, Inc., from 2002 until 2003, a privately held service consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries from 2001 until 2002, overseeing a $1.2 billion multi-state area and served as Chief Financial Officer with Frontier Waste Services, LLC from 1999 until 2001. Prior to Frontier Waste, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Mr. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country International operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. )  The Company has determined that Mr. Faber should serve as a director due to his long history with the Company and his finance and accounting expertise.
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

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. each of Bob Reseigh  and  Scott Jolcover is an independent director, as “independence” is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment.  Mr. Nance is not independent due to his working relationship with John Winfield.

Our Board of Directors had established three standing committees: an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. Due to the fact that Mr. Nance, who is not independent, was the sole Director during most of 2007 and 2008, those Committees had been inactive.  However, the committees were revived effective January 1, 2009. Mr. Nance qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K, but is not independent as previously stated The following is a summary of the members of each of the committees:

Audit Committee:
William Nance – Chairperson
Robert Reseigh

Compensation Committee:
William Nance – Chairperson
Scott Jolcover

Corporate Governance and Nomination Committee
Robert Faber – Chairperson
Scott Jolcover

The Company has adopted a code of ethics that applies to Company’s principal executive officer, principal financial officer and principal accounting officer.  The code of ethics may be found on the Company’s website at www.GoldSpring.us.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3,  4 and 5 and amendments thereto furnished to the Company during 2009, the Company has no knowledge of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company, or any other person subject to section 16 of the Exchange Act with respect to the Company that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during 2009.

Item 11. Executive Compensation

The following table sets forth, for the periods indicated, the total compensation for services provided to us in all capacities by all executives who received aggregate compensation exceeding $100,000 during 2009.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards Securities	Stock Grant
Name and Principal Position	Year	Salary ($)	Bonus ($)	Underlying Options (#)	Compensation ($)	TOTAL
Robert A. Reseigh, Interim CEO (8) (9)	2009	$42,000		$—	$—	$42,000
Robert T. Faber(1)(2)	2009	180,000	—	—	—	180,000
Robert T. Faber(1)(2)	2008	180,000	—	80,000,000	—	180,000
Robert T. Faber(1)(2)	2007	180,000	—	—	—	180,000
Jim Golden, COO(3)	2009	150,000	—			150,000
Jim Golden, COO(3)	2008	150,000	69,949	—	—	219,949
Jim Golden, COO(3)	2007	150,000	—	100,000,000	—	150,000
Dennis Anderson, Senior Engineer (4) (5)(7)	2009	92,400	—	—	30,000	122,400
Dennis Anderson, Senior Engineer (4) (5) (7)	2008	76,300	—	—	43,760	120,060
Larry Martin, Chief Geologist (6) (7)	2009	$116,308	$—		$40,650	$156,958

(1)
Mr. Faber serves as the President and Chief Financial Officer.  Mr. Faber served as President and Chief Executive Officer from September 2004 through October 6, 2009 and Chief Financial Officer since June 2003.

(2)	$103,000 of Mr. Faber’s 2005 - 2009 salary has not yet been paid. We intend to pay this amount in 2010.

(3)	Mr. Golden has served as Chief Operating Officer since October 2006. Prior to October 2006, Mr. Golden served as a consultant to our Company

(4)	Mr. Anderson is a part-time employee who dedicates 70% of his time to GoldSpring.

(5)	Mr. Anderson, as part of his employment arrangement, was granted a 5,000,000 share grant of which 2,500,000 shares were issued in 2008 and 2,500,000 were issued in 2009.

(6)	Mr. Martin, pursuant to his employment agreement, was issued stock grants totaling 3,500,000 shares during 2009.

(7)	We base the value of stock grants at the market value of our common stock at the date of issue.

(8)	Mr. Reseigh was appointed as Chief Executive Officer on October 6, 2009.

(9)	Mr. Reseigh does not draw a salary. Mr. Reseigh invoices us at a rate of $1,000 per day.

Stock Options

During 2009, we did not issue stock options to any employee, officer or director. There were, however, shares of common stock underlying unexercised stock options at December 31, 2009. This information is summarized herein below.

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. During the 12 month ended December 31, 2009, $144,277 was recognized as compensation expense in the consolidated statements of loss with a corresponding increase in contributed deficit. As at December 31, 2009, 176,000,000 stock options were exercisable and the weighted average years to expiration were 8.3 years.

A summary of the option activity under the Company’s share base compensation plan for the fiscal years ended December 31, 2009 and 2008 is as follows:

	2009 Options	2009 Weighted Average Exercise Price	2008 Options	2008 Weighted Average Exercise Price
Balance, Beginning of year	182,000,000	$0.01	10,000,000	$0.01
Granted	—	—	182,000,000	0,.01
Exercised	—	—	(10,000,000)	0.01
Forfeited	—	—	0	—
Balance, end of year	182,000,000	$0.01	182,000,000	$0.01
Exercisable at December 31, 2009	176,000,000	$0.01	170,000,000	$0.01

OUTSTANDING STOCK OPTION AWARDS FISCAL YEAR END FOR 2009

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert T. Faber	80,000,000	—	—	.01119	01/09/18	—	—	—	—
Jim Golden	90,000,000	—	—	.00963	12/13/17	—	—	—	—
William Nance	1,500,000		1,500,000.02		9/30/18
Robert Reseigh	1,500,000		1,500,000.02		9/30/18
Jonathan Jaffrey	1,500,000		1,500,000.02		9/30/18
Scott Jolcover	1,500,000		1,500,000.02		9/30/18

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Fair Value of Options at December 31, 2009
Robert T. Faber	80,000,000	—	—	.01119	01/09/18	$560,000
Jim Golden	90,000,000	—	—	.00963	12/13/17	629,000
William Nance	2,000,000	—	1,000,000.02		9/30/18	14,000
Robert Reseigh	2,000,000	—	1,000,000.02		9/30/18	14,000
Scott Jolcover	2,000,000	—	1,000,000.02		9/30/18	14,000
Dennis Anderson	—	—	—	—	—	—
Larry Martin	—	—	—	—	—	—
TOTAL	176,000,000		3,000,000			$1,231,000

The fair value of each grant was estimated at December 31, 2009 using the Black-Scholes-Merton option pricing model.  Black-Scholes-Merton utilizes assumptions related to volatility, the risk free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying any, cash dividends and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options.

	2009	2008
Expected volatility	233%	199%
Expected term (years)	5.14	5.14
Risk free rate	2.23%	3.09%
Dividend Yield	0.0%	0.0%
Weighted average grant date fair value	$0.01	$0.01

OUTSTANDING STOCK GRANT AWARDS AT FISCAL YEAR END FOR 2009

Stock Awards
Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dennis Anderson	—	—	—	—
Jim Golden	—	—	—	—
William Nance	—	—	—	—
Robert Reseigh	—	—	—	—
Scott Jolcover	—	—	—	—
Dennis Anderson	—	—	—	—
Larry Martin	1,500,000	$11,100	—	$—

Compensation of Directors

The following table summarizes any compensation given in 2009 and 2008:

 DIRECTOR COMPENSATION TABLE

Name	Year	Fees Paid in Cash (1)	Stock Awards	Fair Value of Stock Grant at Issue Date	Option Awards	Fair Value of Options At Grant Date		All Other Compensation	Total
William Nance	2009	$18,750	—	$—	—		$—	$—	$18,750
William Nance	2008	7,500	15,000,000	167,850	3,000,000		71,139	—	246,489
Robert Reseigh	2009	12,088	—	—	—		—	—	12,088
Robert Reseigh	2008	4,834	—	—	3,000,000		71,139	—	75,973
Jonathan Jaffrey (2)	2009	14,667	—	—				—	14,667
Jonathan Jaffrey	2008	5,667	—	—	3,000,000		71,139	—	76,806
Scott Jolcover	2009	12,088						—	12,088
Scott Jolcover	2008	4,834	5,000,000	66,550	3,000,000		71,139	—	142,523
Robert Faber	2009	—	—	—				—	—
Robert Faber	2008	—	—	$—	—	$		$—	$—

(1)	As of January 31, 2010, unpaid director fees totaled $129,000. We intend to pay this during 2010.

(2)	On November 9, 2009, Mr. Jaffrey resigned from the board of directors.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Nance	$7,500	15,000,000	3,000,000	—	—	—	—
Robert Reseigh	4,834	—	3,000,000	—	—	—	—
Jonathan Jaffrey	5,667	—	3,000,000
Scott Jolcover	4,834	5,000,000	3,000,000
Robert Faber	$—	—	—

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009 by (1) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all directors and officers as a group.

Title of Class Owned or into Which Warrants / Options are Convertible	Name and Address of Beneficial Owner (and Title for Employees, Officers and Directors)	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Common Stock	Robert A. Reseigh – Director & CEO PO BOX 1118 1200 American Flat Road Virginia City, NV 89440	1,875,000	0.1%

Common Stock	Robert T. Faber – Director, President & CFO PO BOX 1118 1200 American Flat Road Virginia City, NV 89440	80,180,000	2.1%

Common Stock	James Golden-COO PO BOX 1118 1200 American Flat Road Virginia City, NV 89440	98,265,714	2.6%

Common Stock	William Nance – Director 2025 Avenue of the Stars Los Angeles, CA 90067	17,000,000	0.5%

Common Stock	Scott Jolcover – Director PO Box 1298 Carson City, NV 89702	23,923,904	0.7%

All Officers and Directors as a Group		221,369,618	6.1%

Other 5% Holders
Common Stock	None

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

EQUITY COMPENSATION PLAN INFORMATION

See Part II Item 5

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There were no related party transactions as described in Item 404 of Regulation S-K during the fiscal years 2009 and 2008.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz, for the fiscal years ended December 31, 2009 and December 31, 2008, are as follows:

	2008	2007
Audit fees	$40,000	$52,500
Audit-related fees	$12,000	$10,000
Tax fees	$10,000	$10,000
All other fees	$0	$0

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

 Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit Committee Chair and Audit Committee Financial Expert is William Nance.

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

GoldSpring, Inc.

/s/ Robert T. Faber
Robert T. Faber
President, and Director (Principal Financial Officer)

Date April 9, 2010

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ ROBERT T. FABER	President, Chief Financial Officer and Director	April 9, 2010
Robert T. Faber	(Principal Financial Officer)

/s/ scott h. jolCover	Director	April 9, 2010
Scott H. Jolcover

/s/ William Nance	Chairman of the Board and Director	April 9, 2010
William Nance

/s/ Robert a. reseigh	Director, Interim Chief Executive Officer	April 9, 2010
Robert A. Reseigh	(Principal Executive Officer)