Form 10-Q
period 2010-03-31
GOLDSPRING INC
filed 2010-05-13
CIK 1120970

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at May 11, 2010 was 3,782,950,927.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements contained in this report on Form 10-Q, other than statements of historical facts, are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements about matters such as: future prices and sales of and demand for our products; future industry market conditions; future changes in our production capacity and operations; future production, operating and overhead costs; recapitalization and balance sheet restructuring activities (including stock splits, debt-for-equity exchanges, land-for-debt exchanges, capital raising and other activities); operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, restructuring, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; offerings, sales and other actions regarding debt or equity securities; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the following: the current global economic downturn and capital markets weakness; the speculative   nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with  exploration or mining activities; contests over our title to properties; our ability to cure defaults under our current indebtedness; our substantial indebtedness and the impact such indebtedness may have on us; the possibility that our operating performance and operating prospects, and capital market conditions will limit our ability to timely meet our debt services obligations, comply with debt covenants, obtain necessary financing or refinancing or restructure indebtedness or our debt service obligations on acceptable terms or at all; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulation adversely  affecting our business opportunities that my be presented to or pursued by us; changes in the United States or other monetary o fiscal policies o regulations in response to the recent capital markets and economic crises; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of  prices for gold or certain other commodities (such as silver, copper, diesel fuel and electricity);changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to commence production  unless sufficient equity capital is raise; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment, raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties.  Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.  All subsequent written and oral forward-looking statements by or attributable to us or persons action on our behalf are expressly qualified in their entirety by these factors.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report. We undertake no obligation to update or revise any  forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

PART I.
Item 1. Financial Statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$406,791	$246,214
Prepaid expenses	149,000	―
Total Current Assets	555,791	246,214

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	951,409	1,270,547
Plant and equipment, net	2,289,376	2,301,013
Total Mineral Rights, Plant and Equipment	3,240,785	3,572,013

RECLAMATION BOND DEPOSIT	766,768	766,768
LONG-LIVED DEFERRED RECLAMATION EXPENSE	323,151	340,159

TOTAL ASSETS	$4,886,495	$4,925,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$869,749	$1,608,493
Accrued expenses	257,054	271,054
Accrued interest payable	5,281,444	4,870,713
Convertible debentures	12,145,723	12,495,698
Other debt	3,740,000	3,650,000
Total Current Liabilities	22,293,970	22,895,958

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term convertible debt obligation, net of current portion	4,336,783	3,025,325
Long-term debt obligation, net of current portion	150,000	490,000
Derivative liability	5,877,364	4,500,189
Long-term reclamation liability	1,207,372	1,186,966
Total Long-Term Debt and Other Long-Term Liabilities	11,571,519	9,202,480

Total Liabilities	33,865,489	32,098,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 3,782,450,927 (March 31, 2010) and 3,622,067,844 (Dec. 31, 2009)	2,519,112	2,438,937
Additional paid-in capital	26,059,593	25,316,171
Accumulated deficit	(57,557,699)	(54,928,392)
Total Stockholders’ Deficiency	(28,978,994)	(27,173,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,886,495	$4,925,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		108,236		38,866
Reclamation, exploration and test mining expenses		491,324		1,450,316
General and administrative		355,424		382,554
Consultants and professional fees		149,306		70,406
Total Cost and Expenses		1,104,290		1,942,142
LOSS FROM OPERATIONS		(1,104,290)		(1,942,142)

OTHER INCOME (EXPENSE):
Financing cost		(86,914)		―
Gain on sale of royalty		300,000		―
Derivative change in fair value		(878,456)		(1,326,682)
Interest expense		(859,647)		(781,100)
Total Other Expense		(1,525,017)		(2,107,962)

NET LOSS		$(2,629,307)		$(4,050,104)

Net loss per common share – basic		$(0.01)		$(0.01)

Basic weighted average common shares outstanding		3,704,345,691		3,421,684,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month Period Ended March 31,
	2010		2009

OPERATING ACTIVITIES:
Net loss		$(2,629,307)		$(4,050,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		108,236		38,886
Stock warrants and stock based compensation		38,969		―
G Gain of sale of royalty		(300,000)		―
Interest paid through the issuance of stock		388,739		76,250
Accretion and debt discount interest		80,583		20,406
Payments through the issuance of company stock		34,000
Financing costs		86,914		83,500
Derivative change fair value, net		878,456		(1,299,931
Net loss adjusted for non-cash operating activities		(1,313,410)		(2,531,151)
Changes in operating assets and liabilities:
Prepaid and other current assets		(149,000)		(22,500)
Accounts payable		(738,745)		644,978
Accrued expenses		396,731		(746,605)
NET CASH USED IN OPERATING ACTIVITIES		(1,804,423)		(1,162,068)

INVESTING ACTIVITIES:
Proceeds received from sale of royalty		550,000		―
Acquisition of plant and equipment		(10,000)		(128,880)
NET CASH USED IN INVESTING ACTIVITIES		540,000		(128,880)

FINANCING ACTIVITIES:
Principal payments on note payable		(250,000)		(2,986)
Net proceeds from the issuance of company stock		―		902,500
Proceeds from the issuance of note payable, net of financing cost		1,675,000		75,000
NET CASH PROVIDED BY FINANCING ACIVITIES		1,425,000		974,514

INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS		160,577		(316,434)
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER		246,214		322,938
CASH AND CASH EQUIVALENTS, END OF QUARTER		$406,791		$6,504
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID		$23,112		$1,200

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three month Period Ended March 31,
	2010		2009
Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest		$388,739		$76,250
Conversion of debt principal into company’s common shares		$349,975	$	―
Issuance of company stock to employees		$3,400		$21,000
Seller note for acquisition of land	$	―		$120,000
Issuance of company stock for consulting services		$34,000	$	―

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three months Ended March 31, 2010

(Common Stock Par value $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value $.000666 per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2008	3,380,948,371	$2,251,712	$22,721,504	$(48,863,723)	$(17,579,653)

Common stock issued for:
Debenture principal	26,652,890	17,751	174,517	—	192,268
Debenture interest	150,366,583	100,144	1,377,453	—	1,477,597
Employees	5,500,000	3,663	63,587	—	67,250
Private placement	98,600,000	65,667	836,833	—	902,500
Subtotal	281,119,473	187,255	2,452,390	—	2,639,284

Warrant cost and stock based option compensation			142,277		142,277

Net loss	—	—	—	(6,064,669)	(6,064,669)

December 31, 2009	3,662,067,844	$2,438,937	$25,316,171	$(54,928,392)	$(27,173,284)
Common stock issued for:
Debenture principal	53,802,122	35,832	314,143	—	349,975
Debenture interest	61,080,961	40,680	348,059	—	388,739
Employees	500,000	333	3,067	—	3,400
Consultant	5,000,000	3,330	30,670	—	34,000
Subtotal	120,383,083	80,175	695,939	—	776,114

Stock based option compensation			47,483	—	47,483

Net loss	—	—	—	(2,629,307)	(2,629,307)

March 31, 2010	3,782,450,927	$2,438,937	$26,059,593	$(57,557,699)	$(28,978,994)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 1 - Basis of Presentation

GoldSpring, Inc. is a North American precious metals mining company, focused on a Comstock Mine Project in Nevada, with extensive, contiguous property in the Comstock Lode Mining District. The Comstock Mine Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. Access to the property is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

The Company began acquiring properties in the Comstock in 2003. Since then, the Company has secured permits, built an infrastructure and brought the exploration project into test mining production. We began further consolidating the Comstock Lode in 2005, by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining. Because of the Comstock District’s historic significance during the American Civil War and its world- class bonanza precious metal grades, the geology is well known and has been studied in detail by the Company and many independent researchers. We have accumulated a vast library of historical data and detailed surface mapping and, in conjunction with drilling programs designed for expanding the known historical data base, we have invested in our understanding of the Comstock’s broader geological footprint.

The Comstock Mine Project now consists of 4,238 acres of active lode mining claims in the Comstock Lode Mining District. The acreage is comprised of 590 acres of patented claims (private lands) and 3,648 acres of unpatented claims, Bureau of Land Management (BLM) administered. The project includes the Comstock Mine heap leach processing facility, which will be redesigned and constructed to accommodate our new production plans.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and had no revenues from operations during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company incurred a net loss of $2,629,307. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is proposing to raise any necessary additional funds through sale of royalties, loans, additional sales of its common stock other equity or equity-linked instruments and / or strategic joint venture arrangements. There is no assurance that the Company will be successful in raising additional capital especially given the current general economic conditions domestically and abroad.

Note 4 — Summary of Significant Accounting Policies

Terms and Definitions

Company	Goldspring, Inc. and Subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
Plum LLC	Plum Mining Company, LLC
SAB	SEC Staff Accounting Bulletin
SEC	Securities Exchange Commission
SOP	Statement of Position

Summarized below are the significant accounting policies of Goldspring, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: GoldSpring, LLC, Ecovat Copper Nevada, LLC, The Plum Mining Company, LLC, and the Plum Mine Special Purpose Company LLC. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture and other notes payable amounts approximate fair value at March 31, 2010 and December 31, 2009.

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

 Stock Issued For Services

We base the value of stock issued for services on the market value of our common stock at the date of issue and our estimate of the fair value of the services received.

 Plant and Equipment

We state plant and equipment at cost. We provide depreciation and amortization in amounts sufficient to recognize the expense of depreciable assets to operations over their estimated service lives.

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

The Company accounts for its reclamation liabilities and asset retirement obligations in accordance with ASC 410 Asset Retirement and Environmental Obligations (ASC 410). This ASC requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Share Based Compensation

The Company accounts for share based compensation in accordance with ASC 718 Compensation – Stock Compensation. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognizes cost over the requisite service period.

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the three months ended March 31, 2010 and 2009, we had net losses for which the effect of common stock equivalents would be anti-dilutive. Accordingly only basic loss per share is presented.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the condensed consolidated financial statement carrying amounts and tax bases of assets and liabilities (using the applicable enacted tax rates and laws). We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be likely.

ACCOUNTING STANDARDS UPDATES

Other ASUs, not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 — Mineral Rights

Mineral rights at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	—	69,138
Comstock Lode Claims	761,409	1,011,409
Water rights	90,000	90,000
	$951,409	$1,270,547

In January 2010, we sold a 0.61% net smelter royalty on our Obester Property for $550,000 to Precious Royalties, LLC, resulting in a gain of $300,000. Accordingly, we adjusted our mining claim values to reflect the impact of the net smelter royalty.

During the three months ended March 31, 2010, we determined the Big Mike copper project in Northern Nevada to be impaired and to have no fair value. In accordance with ASC 360, we recorded an impairment expense of $69,138, which is included in the depreciation, depletion and amortization expense on the Statement of Operations..

Note 5 — Property and Equipment, net

Plant and equipment at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
Land and Building	$2,327,443	$2,327,443
Vehicle and Equipment	302,094	302,094
Processing and Lab	714,528	704,528
Furniture and Fixtures	49,390	49,390
	3,393,455	3,383,455
Less accumulated depreciation	(1,104,079)	(1,081,989)
	$2,289,376	$2,301,466

During the first fiscal quarter of 2010, we purchased additional processing equipment for $10,000. This has been included under Processing and Lab.

Depreciation expense for the quarters ended March 31, 2010 and 2009 was $22,090 and $21,858, respectively.

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

Note 7 — Long-term Reclamation Liability and Deferred Reclamation Expense

We have an accrued long-term liability of $1,207,372 and $1,186,966 as of March 31, 2010 and December 31, 2009 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability we recorded a deferred reclamation expense of which the value is being amortized over the period of the anticipated land disturbance. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. The reclamation liability accretion expense and the amortization of defined reclamation expense as of March 31, 2010 and 2009 were $20,406 and $17,008 respectively.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for our Comstock Project:

	3/31/10	12/31/09
Long-term reclamation obligation beginning of period	$1,186,966	$1,105,342
Additional obligations incurred	―	―
Liabilities settled during the period	―	―
Increase in present value of the reclamation obligation (accretion expense)	20,406	81,624
Long-term asset retirement obligation	$1,207,372	$1,186,966

Following is a reconciliation of the aggregate long-lived deferred reclamation expense associated with on our reclamation plan for our Comstock Project:

	3/31/10	12/31/09
Net long-lived deferred reclamation expense beginning of period	$340,159	$408,190
Additional obligations incurred	―	―
Amortization of deferred reclamation expense	(17,008)	(68,031)
Long—lived deferred reclamation expense	$323,151	$340,159

Note 8 - Convertible Debentures

The following is a summary of the Convertible debentures as of March 31, 2010 and December 31, 2009:

	3/31/10	12/31/09
Convertible Debentures Payable – Investors	$1,105,908	$1,105,908
Convertible Debentures Payable - Mandatory Redemption payment	4,412,058	4,412,058
Convertible Notes Payable - 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable: June – November 2008	2,500,000	2,500,000
Convertible Notes Payable – July 2008 Longview Amended and Restated Note	2,782,563	2,782,563
Convertible Notes Payable – December 2008	500,000	500,000
Convertible Notes Payable – May – August 2009	1,457,757	1,807,732
Convertible Notes Payable – December 2009, net	1,554,220	242,762
Subtotal	16,482,506	15,521,023
Less current portion of convertible debentures	(12,145,723)	(12,495,698)
Long term portion of convertible debentures	$4,336,783	$3,025,325

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

Convertible
Loan Amount:
$11.1 million, which includes the initial $10 million investment and approximately $1.1 million in accrued penalties resulting from the delay in the registration of common stock held by investors. Since initial funding, approximately $10 million has been paid or refinanced leaving a balance of $1,105,908.

Interest Rate:	15%, payable in arrears in cash or stock at the lender’s option

Conversion:
The conversion price is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debenture; or (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion. In no event shall the conversion price be higher than $.01, as noted below.

Term:	Note is currently due and in default.

As a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $0.01 in February 2008.

Convertible Debentures Payable – Mandatory Redemption Payment

John V. Winfield, a major shareholder and note holder, and his affiliates elected to convert approximately $3.3 million of their convertible debentures under the November 30, 2004 Subscription Agreement into common stock . In March 2005, because we did not deliver the share certificates within the period required in the November 30, 2004 subscription agreement, John V. Winfield and his affiliates (“Winfield Group”) elected to demand payment of approximately $6.9 million pursuant to the mandatory redemption payment provisions of the November 30, 2004 subscription agreement and consequently forfeited his right to receive shares in lieu of payment.

The Company did not have sufficient funds to meet this obligation. On March 31, 2005, the Winfield Group entered into a Settlement Agreement with the Company whereby he agreed to convert the $6.9 million obligation into Convertible Debentures (“the Debentures”).

The terms of the Debentures are noted below:

Convertible
Loan Amount:	$6.9 million, of which approximately $2.5 million has been paid or refinanced since initial funding leaving a remaining balance of $4,412,058.

Interest Rate:	18%, payable in arrears in cash or stock at the lender’s option

Payments:	Monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007.

Conversion:
The Debentures are convertible, in all or in part, into shares of our common stock (“Conversion Shares”) at any time. The conversion price is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the mandatory redemption Payment; or (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion. In no event shall the conversion price be higher than $.01.

Term:	Note is currently due and in default.

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

The convertible notes payable as of December 31, 2009 and 2008 were as follows:

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

Convertible Notes Payable: June – November 2008

In June 2008, the Company entered into a Loan Agreement with Winfield Group pursuant to which Winfield Group agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (“Notes”). In each month, during the five months ended December 2008, Winfield Group lent the Company $500,000 pursuant to this Loan Agreement. These notes have been in default since late 2008 because we failed to make any monthly payment on the notes. Pursuant to the terms and conditions of this Loan Agreement, the notes become immediately payable upon default and thus the note balance has been recorded as a current liability.

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

Convertible Notes Payable –December 2008
On December 8, 2008, we completed a financing transaction with Winfield Group which provided us with $500,000 in funding. Pursuant to the terms and conditions of the note agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability since December 31, 2009.

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

Convertible Notes Payable – May 2009- August 2009

On May 1, 2009, the Company secured a $2,000,000 commitment for additional convertible debt financing. The agreement, upon 30 days prior written notice, permitted the Company to request financing in tranches between $250,000 and $500,000 per request. Funding requests were permitted at any time between May 1, 2009 and August 28, 2009. The Company requested and received $2,000,000 from this financing. The notes are in default because we do not have sufficient authorized and unissued shares. Pursuant to the terms and conditions of the loan agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability.

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

Term:	Note is currently in default

Warrants:	50% Stock warrant coverage (Maximum warrants: 80,000,000) with an exercise price of $0.02 and a term of four (4) years

Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

	Note Balance 3/31/10	Note Balance 12/31/09

Balances beginning of period	$1.807,732	$—
Convertible Note	—	2,000,000
Principal Payments	(349,975)	(192,268)
Note Balance	1,457,757	1,807,732

The Convertible Notes Payable –May 2009 through August 2009 contained both an embedded beneficial conversion feature and detachable warrants at the commitment dates. Accordingly, we applied the accounting guidance of ASC 470-20 which covers convertible instruments with beneficial conversion features to determine the fair value of these items. Specifically, it states that when an instrument contains both a detachable instrument (warrants) and an embedded beneficial conversion feature, the proceeds of issuance should be allocated among the detachable instrument and the convertible instrument based on their relative fair values. Accordingly, we applied 470-20-35 to determine the amount allocated to the convertible instrument.

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

  The following summarizes the activity for Convertible Notes Payable – May 2009 – August 2009:

Note Principal	Debt Discount (*)	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$2,000,000	1,443,271	$0.0125	160,000,000	33.1%	0.01

(*) - The debt was in default and immediately due and payable, therefore the entire unamortized debt discount was recognized as interest expense in 2009. The unamortized debt discount that was included in 2009 interest expense consists of the fair value of the warrants of $545,404 and the convertible feature of $897,867, for a total of $1,443,271.

Convertible Notes Payable– December 2009

On December 10, 2009, we secured $4,500,000 commitment for additional convertible debt financing. The agreement provided initial funding of $750,000 and on each 30th day thereafter another tranche of $750,000 through May 2010. As of March 31, 2010, we have received $2,500,000 from this financing.

The terms of the agreement are as follows:

Convertible Loan Amount:	$4,500,000 total commitment, of which $750,000 was funded through December 31, 2009 and $2,500,000 through March 31, 2010

Interest Rate:	8%, payable in arrears in cash or stock at the lender’s option

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

The Convertible Notes Payable –December 2009 contained both an embedded beneficial conversion feature and detachable warrants at the commitment dates. Accordingly, we applied the accounting guidance of ASC 470-20 which covers convertible instruments with beneficial conversion features to determine the fair value of these items. Specifically, it states that when an instrument contains both a detachable instrument (warrants) and an embedded beneficial conversion feature, the proceeds of issuance should be allocated among the detachable instrument and the convertible instrument based on their relative fair values. Accordingly, we applied 470-20-35 to determine the amount allocated to the convertible instrument.

Regarding the freestanding warrants, applied the guidance of ASC 815-40. These warrants are cashless and only require settlement in shares, not cash or transfer of assets, and there is no obligation for the Company to repurchase the shares. The warrants are indexed solely to our own stock. We determined that the warrants were not within the scope of ASC 480-10-25-15. The value of the warrants issued during the three month period ended March 31, 2010 was determined to be $124,948. The fair value of the warrants is recorded as a debt discount and amortized over the term of the note. The fair value of the convertible feature, based on the intrinsic value methodology, was $316,602. In the three month period ended March 31, 2010, $20,855 of the fair value of the warrants was recognized as interest expense and $39,322 of the fair value of the convertible feature was recognized as interest expense.

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

The following summarizes the activity for Convertible Notes Payable:  December 2009

	Note Balance as of 3/31/10	Note Balance as of 12/31/09

Beginning of period	$242,762	$—
Convertible Note	1,750,000	750,000
Debt Discount, net	(945,782)	(507,238)
End of period	$1,554,220	$242,762

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$750,000	$518,030	$0.01	75,000,000	31.0%	0.01
1,750,000	498,720	0.01	175,000,000	17.5%	0.01

$2,500,000	$1,016,750	$0.01	250,000,000	22.2%	0.01

The debt discount consists of  the fair value of the warrants of ($301,224) and the convertible feature of ($644,458), for a total of $(945,782).

Debt Discount at March 31, 2010 and December 31, 2009:

	3/31/10	12/31/09
Debt discount beginning balance – beginning of period	$(507,238)	$—
Debt discount – embedded conversion feature	(373,773)	(316,602)
Debt discount – detachable warrants	(124,948)	(201,428)
Less amortization of debt discount	60,177	10,792
Unamortized debt discount	$(945,782)	$(507,238)

Note 9 —Debt Obligation

Our debt obligations as of March 31, 2010 and December 31, 2009 include the following:

	3/31/10	12/31/09
Promissory Notes Payable - 2005 through 2008	$2,400,000	$2,400,000
Debt –Note (Plum Mine)	250,000	250,000
Debt –Note (Obester Property)	1,150,000	1,400,000
Debt - Note (Petrini)	90,000	90,000
Subtotal	3,890,000	4,140,000
Less current portion	(3,740,000)	(3,650,000)
Long term portion of debt obligations	$150,000	$490,000

The terms of the debt obligations listed above are as follows;

Promissory Notes Payable –2005 through 2008

The Company has the following promissory notes payable as of March 31, 2010 and December 31, 2009:

	12/31/10	12/31/09
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	600,000
	$2,400,000	$2,400,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by Winfield. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrued interest at 17% per annum and were payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest was due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust. We failed to make any payments on the notes;  hence, they are in default and the original issue discount is fully amortized as of March 31, 2010.

Promissory Notes Payable – December 2007 Financing

In December 2007, we completed a financing transaction with Winfield which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date. We failed to make any payments on the notes;  hence, they are in default and the original issue discount is fully amortized as of March 31, 2010.

Promissory Notes Payable – January 2008 Financing

On January 31, 2008, we completed a financing transaction with Winfield which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date.  We failed to make any payments on the notes;  hence, they are in default and the original issue discount is fully amortized as of March 31, 2010.

Debt – Note (Plum Mine)

We have a 5% bearing note payable note related to our purchase of the Plum Mining property. The note was payable on June 2006 and we are in default on this note. As of March 31, 2010 and December 31, 2009, we still had a $250,000 note balance due.  There is a first security interest on the assets of Plum Mining Property for this note.

Debt - Note (Obester Property)

In December 2009, we purchased mineral properties, which we had been leasing, from Claire Obester, Jim Obester, Alan Obester, and Julian Smith (“sellers”) for $1,650,000 plus a 1% royalty.  Pursuant to the purchase agreement, we made initial payments of $250,000 and we issued a note to the “sellers” for $1,400,000.  The note bears interest of six percent (6%) per annum. Interest and principal payments shall be made in quarterly installments of $250,000 with the first payment due on or before April 1, 2010 and continuing on the same day of each consecutive quarter, until July 1, 2011, when the then unpaid principal and accrued interest is due and payable.

Debt – Note (Obester Property) at March 31, 2010 and December 31, 2009:

	3/31/10	12/31/09
Beginning balance – beginning of period	$1,400,000	$—
Seller Note	—	1,400,000
Payments	(250,000)	—
Note balance	$1,150,000	$1,400,000

Debt - Note (Petrini Property)

On February 17, 2009 we purchased 4.79 acres in the Comstock District for $130,000.  We paid $40,000 in cash and financed the balance of $90,000 through a first deed of trust.  The note is interest only for two years and bears interest at 16% per annum. We have made our scheduled interest payments to date.  The note is due and payable on February 17, 2011.

Note 10 - Debt Concentration

The Winfield Group is the largest lender to the Company.  At March 31, 2010, we had approximately $21.3 million of outstanding note principal of which $13,869,986 or 65%, was held by Winfield.  In addition to the $13,869,986 principal owed to Winfield Group, $4,582,945 of unpaid interest was also due.  Had the Winfield Group converted all of its convertible principal and interest  of  $13,921,754 into our common stock at March 31, 2010, we would have been obligated to issue the Winfield Group 2,027,000,000 of our common shares representing 37% of our outstanding common shares.   The amounts listed below have been reflected in the schedules presented in Note 8 and Note 9.

Debt Position with the Winfield Group
	At March 31, 2010
Note Descriptions (Winfield)	Principal	Unpaid Interest	Total

15% Convertible Notes Payable – Investors	$687,928	$—	$687,929
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,067,824	5,479,882
18% Convertible Notes Payable - 2006 – 2007	1,620,000	1,005,538	2,625,538
11% Convertible Notes Payable - June - November 2008	2,500,000	471,128	2,971,128
11% Convertible Notes Payable - December 2008	500,000	77,196	577,196
9% Convertible Notes Payable - May - August 2009	1,000,000	70,681	1,070.681
8% Convertible Notes Payable - December 2009	500,000	9,401	509,401
17% Promissory Note Payable - July 2005	1,200,000	1,455,618	2,655,618
18% Promissory Note Payable - December 2007 Financing	600,000	190,092	790,092
18% Promissory Note Payable - January 2008 Financing	600,000	176,092	776,092
5% Debt Seller Note (Plum Mine)	250,000	59375	309,375

Total at March 31, 2010	$13,869,986	$4,582,945	$18,452,931

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

•	The conversion feature is an embedded beneficial conversion feature, whereby debt is convertible into GoldSpring’s common stock at approximately 85% of market price (based on a “lookback” formula),
•	The embedded beneficial conversion feature is immediately exercisable,
•	Exercising the embedded beneficial conversion feature is not contingent on a future event,
•	Exercising the embedded beneficial conversion feature may be converted into cash or stock at the discretion of the issuer (GoldSpring),
•	The conversion price is a fixed discount, there is no stated price floor or shares issued cap to the potential number of shares that can be converted to satisfy the conversion feature

Although such conversion features are typically considered equity instruments, because the conversion feature is a fixed discount from our traded stock price without a limit to the number of shares that may be issued, the Company cannot be assured that it has sufficient authorized shares to execute the conversion if presented.  Accordingly, the Company is not “in control” of the conversion and recognition of the value of the conversion feature is deemed a liability for financial reporting purposes under the guidance offered in ASC 505.  As liabilities related to financial instruments, we therefore apply fair value measurement to each conversion feature liability at each reporting period.  See Note 12 for a discussion of fair value measurement.

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

Although such warrants are typically considered equity instruments, because the Company cannot be assured that it has sufficient authorized shares to execute the conversion if presented.  Accordingly, the Company is not “in control” of the conversion and recognition of the value of the conversion feature is deemed a liability for financial reporting purposes under the guidance offered in ASC 505.  In addition, the guidance offered in ASC 815, indicates that “if share settlement is not within the control of the Company an asset or liability classification is required.”  Consequently, we classified our warrants as liabilities and began to measure them at fair value in each subsequent reporting period.  See Note 12 for a discussion of fair value measurement.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at March 31, 2010 and December 31, 2009, which are measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$5,877,364	$—	$—	$5,877,364
Total Liabilities	$5,877,364	$—	$—	$5,877,364

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$4,500,189	$—	$—	$4,500,189
Total Liabilities	$4,500,189	$—	$—	$4,500,189

As discussed in Note 11, conversion feature liability represents the discount on convertible notes proceeds associated with the fair value of the embedded conversion features of our notes.  Warrant liabilities represent detachable warrants issued in association with various notes payable.

The fair values for the conversion feature and warrant liabilities included in Level 3 are estimated using industry standard valuation models, such as the Black-Scholes-Merton model.  Level 3 derivative liabilities primarily include certain over-the-counter options.

Gains (losses) from changes in fair values of the conversion feature and warrant liabilities that are not designated as hedges are recognized in other income (expense).   The amounts recognized during the fiscal quarter ended March 31, 2010 and the year ended December 31, 2009 are as follows:

	Liabilities
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging Instruments under ASC 815

Convertible features and warrants	Long-term Debt	$5,877,364	Long-term Debt	$4,500,189

Total Instruments not designated as hedging instruments under ASC 815		$5,877,364		$4,500,189

		Amount of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in income on Derivative	For the quarter ended March 31, 2010	For the year ended March 31, 2009

Convertible features and warrants	Interest Expense	$60,177	$65,144

Total:		$60,177	$65,144

The following table indicates the changes in fair value of the instruments:

Convertible Features and Warrants

Balances as of January 1, 2009	$5,368,333
Additions	1,961,302
Reductions	(2,829,446)
Balances as of December 31, 2009	4,500,189
Additions	1,377,175
Reductions	—
Balances as of March 31, 2010	$5,877,364

Note 13 — Stockholders’ Equity

Common stock was issued during the three months ended March 31, 2010 and March 31, 2009 for the following purposes:

	Q1 2010		Q1 2009
	Share Issuances	Share Value	Share Issuances	Share Value
Debenture principal	53,802,122	$349.975	—	$—
Debenture Interest	61,080,961	388,739	6,798,941	76,250
Private placements	—	—	98,600,00	986,000
Consulting	5,000,000	34,000	—	—
Employees and directors	500,000	3,400	1,500,000	21,000

Total	120,383,083	$776,114	106,898,941	$1,083,250

The following schedules provide additional detail on the summary listed above.

Debenture Principal and Debenture Interest for the fiscal quarter ended March 31, 2010

The following represents principal and interest payments on debt, made during the three months ended March 31, 2010, with the issuance of our common stock.  The shares were valued in accordance with each respective convertible note's term as disclosed in Note 8.

	Principal Payment		Interest Payment
Note Description	Number of Shares	Value of Shares	Number of shares	Value of Shares
Convertible Debentures Payable-Investors	—	$—	16,750,000	$94,698
Convertible Debentures Payable- Mandatory Redemption payment	—	—	25,000,000	141,000
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	—	19,330,961	153,041
Convertible Notes: May 2009 – Aug. 2009	53,802,122	349,975	—	—

	53,802,122	$349,975	61,080,961	$388,739

Debenture Principal and Debenture Interest for the fiscal quarter ended March 31, 2009

The following represents principal and interest payments on debt, made during the three month period ended March 31, 2009 with the issuance of our common stock.

	Principal Payment		Interest Payment
Note Description	Number of Shares	Value of Shares	Number of shares	Value of Shares
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	—	6,798,941	76,250

Private Placements

The following private placement transactions raised a gross total of $986,000 in exchange for 98,600,000 shares of our unregistered common stock, placed with accredited investors during the three months ended March 31, 2009.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•	During the three months ended 2009, $986,000 for 98,600,000 shares at $0.01 per share and 95,000.000 warrants. The warrants have an exercise price of $.015 and a term of six years. .

Consultants

In the the three months ended 2010, the following shares were issued to consultants for services performed:

•	In January 2010, a consultant was issued 5 million shares valued at $34,000 or $0.0068 per share, for services.

Employees and directors

During the three months ended March 31, 2010, the following share grants were issued to employees:

•
In January 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of five hundred thousand (500,000) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,400, averaging $0.0068 per share.  Shares are valued at the closing market price on date of issue.

During the three months ended March 31, 2009, the following share grants were issued to employees:

•
In January 2009, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of one million five hundred thousand (1,500,000) of our unregistered common shares.  The value of the common shares at the time of issuance was $21,000, averaging $0.014 per share.  Shares are valued at the closing market price on date of issue.

Note 14 - Earnings Per Share

Basic earnings per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding.   For the quarters ended March 31, 2010 and March 31, 2009, there were approximately 3,650 million and 1,855 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the ThreeMonths Ended March 31 (in millions)
	2010	2009
Weighted average number of common shares outstanding – basic	3,704	3,422
Dilution from convertible debt, stock options and warrants	3,650	1,855
Weighted average number of common shares outstanding – diluted	7,354	5,307

Note 15 - Unregistered Sales of Securities

During the three months ended March 31, 2010, the following share were issued to employees and consultants:

•
In January 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of five hundred thousand (500,000) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,400, averaging $0.0068 per share.  Shares are valued at the closing market price on date of issue.

•	In January 2010, a consultant was issued 5 million shares valued at $34,000 or $0.0068 per share, for services.

Note 16 – Subsequent Events

On April 21, 2010, the Board of Directors of the Company elected Corrado De Gasperis as Chief Executive Officer and President of the Company, effective immediately.  He is also serving as Principal Financial Officer of the Company.  Mr. De Gasperis succeeds Robert Reseigh, who has served as the Interim Chief Executive Officer since October 6, 2009, and Robert T. Faber who has served as President since September 2004 and Principal Financial Officer since June 2003.  Both Mr. Reseigh and Mr. Faber  will continue in their roles as directors of the Company, and Mr. Faber will assume the role of Chief Accounting Officer of the Company, working directly and facilitating the transition with Mr. De Gasperis. In connection with his election as Chief Executive Officer and President, the Company entered into an Employment Agreement with Mr. DeGasperis, dated April 21, 2010.

In addition, on April 21, 2010, James V. Golden, Chief Operating Officer of the Company, resigned as such, effective immediately.  In connection with his resignation, the Company entered into a Resignation and Severance Agreement dated April 21, 2010.

On May 7, 2010, the Company announced that it had received stockholder approval to effect a one-for-two hundred reverse stock split of its common stock, whereby each block of two hundred shares of common stock registered in the name of each stockholder will be converted into one share of the Company’s common stock.  The reverse stock split was approved by the Company’s stockholders pursuant to a written consent in lieu of a special meeting of the stockholders solicited under a Definitive Proxy Statement on Schedule 14A (the “Written Consent”), filed with the Securities and Exchange Commission on March 24, 2010.

Of the 2,209,354,411 Written Consents received, 2,027,702,467 were voted in favor of the reverse stock split, with 172,897,106 of the Written Consents cast against the reverse stock split and 8,754,838 abstentions.

The Written Consents provided that the Board of Directors of the Company may effectuate the reverse stock split any time on or prior to December 31, 2011.  The Company’s Board of Directors approved the immediate implementation of the reverse stock split and all necessary documents and notifications to the appropriate regulatory agencies, including the required notification to the Financial Industry Regulatory Authority (“FINRA”), to effectuate the reverse stock split, have been filed.  The Board of Directors established the effective date for the reverse stock split to be the day next following the receipt from FINRA that the notification has been approved, which is expected to be no later than May 18, 2010.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ending December 31, 2009.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended March 31, 2010, as well as our future results.

Overview

GoldSpring, Inc. is a North American precious metals mining company, focused on a Comstock Mine Project in Nevada, with extensive, contiguous property in the Comstock Lode District.  The Comstock Mine Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. Access to the property is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

The Company began acquiring properties in the Comstock in 2003.  Since then, the Company has secured permits, built an infrastructure and brought the exploration project into test mining production.  We began further consolidating the Comstock Lode in 2005, by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining. Because of the Comstock District’s historic significance during the American Civil War and its world- class bonanza precious metal grades, the geology is well known and has been studied in detail by the Company and many independent researchers. We have accumulated a vast library of historical data and detailed surface mapping and, in conjunction with drilling programs designed for expanding the known historical data base, we have invested in our understanding of the Comstock’s broader geological footprint.

The Comstock Mine Project now consists of 4,238 acres of active lode mining claims in the Comstock Lode Mining District. The acreage is comprised of 590 acres of patented claims (private lands) and 3,648 acres of unpatented claims, Bureau of Land Management (BLM) administered. The Project includes the Comstock Mine heap leach processing facility, which will be redesigned and constructed to accommodate our new production plans. Nearly 700 Reverse Circulation (RC) holes, drilled by GoldSpring and our predecessors, have further defined our mine plan at the Lucerne and Billie the Kid open pits together with those along strike and down- dip. For our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

We produced 11,550 ounces of gold and 68,514 ounces of silver from 2004-2006, at our Comstock Lode test mining operation and existing heap leach processing facilities.  Our test mining activities were suspended in 2007, and we began an exploration and drilling program to gather the detailed information to allow us to restart mining with a high degree of confidence.

In November, 2009, we retained Moelis & Company to serve as our exclusive financial advisor.  Moelis & Company is a global investment bank that provides financial advisory services and capital raising solutions to a broad client base, through its offices in New York, Boston, Chicago, Los Angeles, London, and Sydney.  We believe that the relationship improves the likelihood of better financing our Comstock Lode project on more favorable terms.

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

In December, 2009, we entered into a definitive agreement to obtain $4.5 million in new debt financing for our Comstock Lode project.  The financing is being provided through a consortium led by an existing shareholder, who is an accredited investor.  The funding will be provided through convertible debentures, in six monthly increments of $750,000, which commenced December 10th, 2009.  Each debenture has a term of three years, carries an interest rate of 8%, and is convertible to restricted common stock, at $.01 per share through maturity.  The debentures also include warrants for 50% of the face amount, exercisable at $.0175, a 100% premium to the current stock price, for three years.

Our cash resources remain limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity or equity-linked instruments. If we are unable to raise additional working and or permanent capital through outside financing, it is unlikely that our existing financing will be sufficient for the liquidity necessary for anticipated working capital requirements associated with existing exploration activities and plans for restarting production, including capital expenditure requirements and interest payments associated with our indebtedness and existing lease obligations.

Furthermore, it is unlikely that the cash generated, if any, from our internal operations will suffice as a primary source of the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our lease obligations and indebtedness. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before stockholders would be entitled to any payment, and it is unlikely that the value of such assets would exceed the claims on such assets.

There are also risks involved in the fact that one individual and his affiliates, as of March 31, 2010, beneficially own in excess of 40% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice, can waive the 4.9% ownership restriction, allowing them to convert 100% of their convertible debt and related interest, which totals $13,921,754 at March 31, 2010, into shares of our common stock. In addition, if the proposed recapitalization and balance sheet restructuring plan is implemented, this individual and his affiliates would own a significant percentage of the Company’s common stock.  This group, if the ownership restriction is waived and all convertible debt and related interest is converted into our common stock may take actions that could conflict with the interests of the other stockholders including the election of Company directors and approval of actions generally requiring the approval of the stockholders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent a third party from acquiring or merging with the Company or limit the ability of the other remaining stockholders to approve transactions that they may deem to be in their best interests.

Strategic Plan and Management Reorganization

The Board has approved a strategic plan designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration.  The principal features of the plan encompass a recapitalization and balance sheet restructuring (which includes a reverse stock split, a debt-for-equity exchange, a land-for-debt exchange and a new capital raise to fund gold mine operations, exploration and development) and an operational and management restructuring.  The goal of the plan is to deliver stockholder value by validating [qualified resources (at least measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013], and commencing commercial mining and processing operations by early 2011, respectively, with annual production rates of 20,000 gold equivalent ounces.  Mr. De Gasperis, our Chief Executive Officer, will lead implementation of the plan.

The Company has received stockholder approval to effect a one-for-two hundred reverse stock split of its common stock, whereby each block of two hundred shares of common stock registered in the name of each stockholder will be converted into one share of the Company's common stock.  The reverse stock split was approved by the Company's stockholders pursuant to a written consent in lieu of a special meeting of the stockholders solicited under a Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission ("SEC") on March 24, 2010.  Over 91% of the written consents received were voted in favor of the reverse stock split, with less than 8% of the written consents cast against. The Company's Board of Directors approved the immediate implementation of the reverse stock split and all necessary documents and notifications to the appropriate regulatory agencies, including the required notification to FINRA, to effectuate the reverse stock split, have been filed.  The Board has also established the effective date for the reverse stock split to be the day next following the receipt from FINRA that the notification has been approved, which is expected to be no later than May 18, 2010.

The approval of the reverse stock split is the first step in the Company's strategic plan designed to restructure and recapitalize the Company. The recapitalization and balance sheet restructuring phase of the strategic plan, in addition to accomplishing the reverse stock split, is currently expected to include:

•	A debt-for-equity exchange with the holders of its convertible indebtedness, thereby eliminating the substantial majority of the Company's indebtedness;

•	The consummation of the transaction for the rights to two integral parcels of land for exploration and to facilitate operations on the Company's existing parcels; and

•	The raising of new equity capital, possibly in the form of one or more equity transactions.

The Company anticipates completing these recapitalization and balance sheet restructuring transactions around mid-year 2010.  In connection therewith, the Board has agreed to pursue listing of the common shares on an appropriate securities exchange in due course.  The strategic plan has scheduled the exploration and development drilling intended to validate mine design and increased [qualified resources and reserves in the latter half of 2010 through 2013, with two intermediate objectives of 1,000,000 gold equivalent ounces and 2,000,000 of gold equivalent ounces] with the long term planned objective of 3,250,000 gold equivalent ounces.  The plan has also scheduled the start of production operations in early 2011, initially from using existing heap leach operating assets, and then scaling to an annual run rate of at least 20,000 [gold equivalent ounces]. The commencement of production in early 2011 is dependent on the Company raising sufficient capital as part of its strategic plan.

Early 2010 Developments

Our strategic plan calls for additional infill drilling and metallurgical testing prior to the resumption of mining.  Two drilling programs began late in the first quarter, 2010.  These drilling programs are managed by Larry Martin, CPG, our Chief Geologist.

The first program is a reverse circulation drilling program that provides additional information for a detailed mine design.  It includes approximately 60 infill holes in the Lucerne area and the historic Hartford and Justice areas.  The drilling commenced using two drilling rigs and crews supplied by George DeLong Construction, Inc., of Winnemucca, Nevada.

The second drilling program includes drilling six core holes, using a diamond drilling rig and crews supplied by KB Drilling, of Moundhouse, Nevada.  The core will be used for metallurgical testing, needed for final design of the processing flow design and for geotechnical testing, needed to finalize the slope stability calculations for the open pit walls.

The information from these drill programs will be used to develop a detailed mine design for reopening the mine, fine-tune our mineral processing procedures to maximize gold and silver recovery and update our global resource estimates.  We continue to take all needed steps needed to resume production.

The Company is currently preparing an application for a major modification to our Air Quality Permit and an application for a new Mercury Emissions Permit scheduled for completion in the second quarter of 2010, under the direction of Dennis Anderson, PE, our Senior Engineer.  These permits, to be issued by the Nevada Division of Environmental Protection (NDEP), are required before mining and processing can begin.

In mid-2009, the Company was contacted by the United State Environmental Protection Agency (EPA) regarding the selection of the Company’s Plum Mine to be audited under the EPA’s Toxic Release Inventory (TRI) program.  The Company engaged Enviroscientists, Inc., to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements.  The audit may determine that the Company was not in compliance with the TRI requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit.

Additional activities planned for 2010:

A drilling program to evaluate what we have designated as the “northern extension” mineralization has been designed.  This additional drilling will begin once the first program of infill holes has been completed and evaluated.  Our strategic plan also calls for a program of exploration drilling on the 36 exploration targets already identified by our geologic team, throughout our extensive land holdings in the Comstock Lode district.  Our geologic team will rank the targets so that we are leveraged for maximum success.

We will continue to increase our footprint in the Comstock Lode District by staking or leasing mining claims with potential for exploration success.  We consider the historic Comstock Lode central to our growth strategy. We work collaboratively with Federal, State, and local regulatory agencies to ensure that we obtain all remaining permits needed to resume mining.

The Company will continue our program to catalog and digitize our library of historic mining maps and reports, so that our team can leverage the knowledge accumulated by over 150 years of mining experience in the Comstock Lode.

Comparative Financial Information

Below we set forth a summary of comparative financial information the three and three months ended March 31, 2010 and 2009.

Comparative Financial Information

Three Months Ended March 31, 2010 and March 31, 2009:

	Quarter ended March 31, 2010	Quarter ended March 31, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	108,236	38,866	69,370

Reclamation, Exploration and Test Mining Expense	491,324	1,450,316	(958,992)

General and Administration	355,424	382,554	(27,130)

Consulting and Professional Service	149,306	70,406	(78,900)

Financing cost	86,914	—	86,914

Derivative change in fair value	878,456	1,326,862	(448,406)

Other – Gain on sale of Royalty	(300,000)	—	(300,000)

Interest Expense	859,647	781,100	(78,547)

Net Loss	$(2,629,307)	(4,050,104)	1,420,797

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended March 31, 2010 and March 31, 2009.

Reclamation, Exploration and Test Mining Expenses were $ 958,922 less for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This variance reflects the suspension of drilling activities in mid first quarter 2009 allowing our team to focus on quantifying the drill assay information from the December 2007 through January 2009 drill campaign.  The 2010 drill campaign did not start until the later part of March.

Consulting and professional expenses for the three month period ended March 31, 2010 were $149,306 compared to $70,406 for the three month ended March 31, 2009, amounting to $78,900 quarter over quarter increase.  The increase in consulting and professional expenses reflects the engagement of Symmetry Advisors for strategic planning and scheduling and higher legal and accounting fees during the first calendar quarter 2010.

The Financing cost released in the first quarter 2010 represent fees associated with the $1,750,000 of funding received in the first quarter 2010.

Derivative change in Fair Value decreased in the first quarter 2010 when compared to the same period in 2009 by $448,406. This favorable variance reflects the year over year fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

In January 2010, we sold a 0.6% royalty interest in our Obester Property to Precious Royalties for $550,000. After adjusting our mineral claim value for the sale, a gain of $300,000 was realized.

Interest expense for the three month period ended March 31, 2010 increased by $78,547 when compared to the same calendar quarter in 2009. This variance reflects the issuance of additional interest bearing notes.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity. During the first three months of 2010, we raised an aggregate of $1,750,000 in financing.  While this additional funding may meet our immediate working capital needs, we did not generate revenues or cash flows or obtain additional or alternative funding that would enable us to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2010, the Company was in default of the terms on several outstanding notes payable with the Winfield Group (“Winfield Group”) totaling $13,369,986 of principal and $4,573,544 of interest.  The Winfield Group consists of Mr. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

The Winfield Group held various notes and debentures issued by the Company that are reported in several different liabilities accounts that are in default as of March 31, 2010.  The notes are as follows:

Debt in Technical Default with Winfield Group
	At March 31, 2010
Note Descriptions (Winfield Group)	Principal	Unpaid Interest	Total

15% Convertible Notes Payable – Investors	$687,928	$—	$687,929
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,067,824	5,479,882
18% Convertible Notes Payable - 2006 – 2007	1,620,000	1,005,538	2,625,538
11% Convertible Notes Payable - June - November 2008	2,500,000	471,128	2,971,128
11% Convertible Notes Payable - December 2008	500,000	77,196	577,196
9% Convertible Notes Payable - May - August 2009	1,000,000	70,681	1,070.681
8% Convertible Notes Payable - December 2009	500,000	9,401	509,401
17% Promissory Note Payable - July 2005	1,200,000	1,455,618	2,655,618
18% Promissory Note Payable - December 2007 Financing	600,000	190,092	790,092
18% Promissory Note Payable - January 2008 Financing	600,000	176,092	776,092
5% Debt Seller Note (Plum Mine)	250,000	59375	309,375

Total at March 31, 2010	$13,369,986	$4,573,544	$17,943,530

Had the Winfield Group converted all of its convertible principal and interest of  $13,921,754 into shares of our common stock at March 31, 2010, we would have been obligated to issue to the  Winfield Group 2,027,000,000 shares representing 37% of our outstanding shares of common stock, resulting in substantial dilution.

As stated earlier, the board has approved a restructuring and recapitalization plan that includes a reverse stock-split, debt for equity exchange and a new capital raise. If we are unable, however, to raise additional working capital through outside financing, it is unlikely that we will achieve resumption of mining in early 2011.  Furthermore, it is unlikely that the cash generated from our internal operations will suffice as a primary source of the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our lease obligations and indebtedness. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before stockholders would be entitled to any payment, and it is unlikely that the value of such assets would exceed the claims on such assets.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over disclosure controls and procedures as of March 31, 2010 were effective.

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

There have been no changes during the quarter ended March 31, 2010 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

Set forth below is an update to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  For full comprehension of the risks affecting our Company, you are encouraged to review the risk factors set forth in our 2009 Annual Report on Form 10-K, which are hereby incorporated herein in their entirety.

Investing in our common stock is very speculative and involves a high degree of risk. You should carefully consider all of the information in this report before making an investment decision. The following are among the risks we face related to our business, assets and operations. They are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also arise. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock. You should not purchase our shares unless you can afford to lose your entire investment.

Relative to our cash flows we have substantial indebtedness.

As of March 31, 2010, we had current indebtedness of $15,885,732 million in addition to $5,281,444 million of current accrued interest payable. For the fiscal quarter ended March 31, 2010, we had a deficit of cash flows from operating activities of $1,504,423 million. Our substantial indebtedness, and our ability to incur additional indebtedness, may further negatively affect our cash flow and our ability to operate our business and react to changes in the economy or our industry.

Outstanding convertible securities and warrants may result in substantial dilution.

At March 31, 2010, we had outstanding 3,782,950,927 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At March 31, 2010, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 3.65 billion additional shares of our common stock, subject to further anti-dilution provisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Employees and directors

During the three month period ended March 31, 2010, the following shares were issued to employees and Company directors:

•
In January 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of five hundred thousand (500,000) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,400, averaging $0.0068 per share.  Shares are valued at the closing market price on date of issue.

As of March 31, 2010, Mr. Faber, Chief Accounting Officer, has unpaid wages and expenses of $105,700.

Item 3. Defaults Upon Senior Securities

As of March 31, 2010, the Company is in default of the terms on several outstanding notes payable with the Winfield Group with principal balance due of $13,369,986 and accrued interest of $4,573,549 (See Note 8 to the condensed consolidated financial statements contained in this quarterly report on Form 10-Q). Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Consolidated Balance Sheet as of March 31, 2010 (Unaudited)	F-1

Consolidated Statement of Operations for the three-month periods ended March 31, 2010 and 2009 (Unaudited)	F-3

Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2010 and 2009 (Unaudited)	F-4

Notes to Financial Statements	1

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSPRING, INC.
(Registrant)

Date: May 13, 2010	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 13, 2010	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer