Form 10-Q
period 2010-06-30
Comstock Mining Inc.
filed 2010-08-06
CIK 1120970

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-32429

COMSTOCK MINING INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	1040	65-0955118
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

P.O. Box 1118
Virginia City, NV 89440
(Address of principal executive offices)
(775) 847-5272
(Registrant’s telephone number, including area code)

GOLDSPRING, INC.
(Former Name or Former Address, if Changed Since Last Report)

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

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at August 5, 2010 was 19,094,911.

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

PART I.
Item 1. Financial Statements.

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,501,757	$246,214
Prepaid expenses	163,352	―
Total Current Assets	1,665,109	246,214

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	956,409	1,270,547
Plant and equipment, net	2,281,669	2,301,466
Total Mineral Rights, Plant and Equipment	3,238,078	3,572,013

RECLAMATION BOND DEPOSIT	766,768	766,768
LONG-LIVED DEFERRED RECLAMATION EXPENSE	306,143	340,159

TOTAL ASSETS	$5,976,098	$4,925,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$784,896	$1,608,493
Accrued expenses	563,761	271,054
Accrued interest payable	6,222,194	4,870,713
Convertible debentures	12,015,683	12,495,698
Other debt obligations	3,890,000	3,650,000
Total Current Liabilities	23,476,534	22,895,958

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Long-term convertible debt obligation, net of current portion	6,429,397	3,025,325
Long-term debt obligation, net of current portion	―	490,000
Derivative liability	7,595,210	4,500,189
Long-term reclamation liability	1,227,778	1,186,966
Total Long-Term Debt and Other Long-Term Liabilities	15,252,385	9,202,480

Total Liabilities	38,728,919	32,098,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 19,002,653 (June 30, 2010) and 18,310,339 (Dec. 31, 2009)	12,656	12,195
Additional paid-in capital	28,715,721	27,742,913
Accumulated deficit	(61,481,198)	(54,928,392)
Total Stockholders’ Deficit	(32,752,821)	(27,173,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,976,098	$4,925,154

On June 4, 2010, we received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the one-for-two hundred reverse stock split of our common stock previously approved by our stockholders and announced on May 10, 2010.   The reverse stock split took effect on Monday, June 7, 2010 (“Effective Date”).  Accordingly, the consolidated balance sheet above and the following consolidated financial statements reflect post reverse split common shares.

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2010		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		38,820		37,603
Reclamation, exploration and test mining expenses		1,269,929		642,077
General and administrative		596,923		309,663
Consultants and professional fees		234,543		75,000
Total Cost and Expenses		2,140,215		1,064,343
LOSS FROM OPERATIONS		(2,140,215)		(1,064,343)

OTHER INCOME (EXPENSE):
Financing cost		(82,333)		(83,500)
Gain on sale of royalty		―		25,000
Derivative change in fair value		(640,021)		(418,173)
Interest expense		(1,060,930)		(821,051)
Total Other Expense		(1,783,284)		(1,297,724)

NET LOSS		$(3,923,499)		$(2,362,067)

Net loss per common share – basic and diluted		$(0.21)		$(0.13)

Basic and diluted weighted average common shares outstanding		18,941,288		17,614,478

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2010		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		147,056		76,469
Reclamation, exploration and test mining expenses		1,761,253		2,092,393
General and administrative		952,347		692,217
Consultants and professional fees		383,849		145,406
Total Cost and Expenses		3,244,505		3,006,485
LOSS FROM OPERATIONS		(3,244,505)		(3,006,485)

OTHER INCOME (EXPENSE):
Financing cost		(169,247)		(83,500)
Gain on sale		300,000		25,000
Derivative change in fair value		(1,518,477)		(1,745,035)
Interest expense		(1,920,577)		(1,602,151)
Total Other Expense		(3,308,301)		(3,405,686)

NET LOSS		$(6,552,806)		$(6,412,171)

Net loss per common share – basic and diluted		$(0.35)		$(0.37)

Basic and diluted weighted average common shares outstanding		18,775,115		17,383,241

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six month Period Ended June 30,
	2010		2009

OPERATING ACTIVITIES:
Net loss		$(6,552,806)		$(6,412,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		147,056		76,469
Stock warrants and stock based compensation		78,239		129,638
G Gain of sale of royalty interest		(300,000)		―
Interest paid through the issuance of stock		361,769		1,266,041
Accretion and debt discount interest		221,428		105,957
Payments through the issuance of company stock		34,000		―
Financing costs		169,247		83,500
Derivative change fair value		1,518,477		1,745,035
Net loss adjusted for non-cash operating activities		(4,322,590)		(3,005,531)
Changes in operating assets and liabilities:
Prepaid and other current assets		(163,352)		―
Accounts payable		(823,597)		463,641
Accrued expenses		1,644,188		368,476
Other, net		―		4,999
NET CASH USED IN OPERATING ACTIVITIES		(3,665,351)		(2,168,415)

INVESTING ACTIVITIES:
Proceeds received from sale of royalty less acquisition of mineral claims		545,000		―
Acquisition of plant and equipment		(24,106)		(128,880)
NET PROVIDED BY (CASH USED) IN INVESTING ACTIVITIES		520,894		(128,880)

FINANCING ACTIVITIES:
Principal payments on other debt obligations		(250,000)		(6,025)
Net proceeds from the issuance of company stock		―		902,500
Proceeds from the issuance of convertible debentures, net of financing cost		4,650,000		1,495,000
NET CASH PROVIDED BY FINANCING ACIVITIES		4,400,000		2,391,475

INCREASE IN CASH AND CASH EQUIVALANTS		1,255,543		94,180
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER		246,214		322,938
CASH AND CASH EQUIVALENTS, END OF QUARTER		$1,501,757		$417,118
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID		$26,712		$5,270

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six month Period Ended June 30,
	2010		2009
Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest		$361,769		$1,266,041
Conversion of convertible debenture principal into company’s common shares		$480,015	$	―
Issuance of company stock to employees		$7,100		$58,500
Seller note for acquisition of land	$	―		$120,000
Issuance of company stock for consulting services		$34,000	$	―
Issuance of company stock for financing fee	$	―		$36,000

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six month Period Ended June 30, 2010

(Common Stock Par value $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value $.000666 per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2008	16,904,742	$11,259	$24,961,957	$(48,863,723)	$(23,890,507)

Common stock issued for:
Debenture principal	133,264	89	192,179	—	192,268
Debenture interest	751,833	501	1,477,096	—	1,477,597
Employees	27,500	19	67,231	—	67,250
Private placement	493,000	327	902,173	—	902,500
Subtotal	1,405,597	936	2,638,679	—	2,639,615

Warrant cost and stock based option compensation			142,277		142,277

Net loss	—	—	—	(6,064,669)	(6,064,669)

December 31, 2009	18,310,339	$12,195	$27,742,913	$(54,928,392)	$(27,173,284)
Common stock issued for:
Debenture principal	380,516	253	479,762	—	480,015
Debenture interest	281,655	188	361,581	—	361,769
Employees	5,000	17	7,097	—	7,100
Consultant	25,000	3	33,983	—	34,000
Subtotal	692,171	461	882,423	—	882,884

Stock based option compensation and other, net			90,385	—	90,385

Other, net	143	—	—	—	—

Net loss	—	—	—	(6,552,806)	(6,552,806)

June 30, 2010	19,002,653	$12,656	$28,715,721	$(61,481.198)	$(32,752,821)

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

Note 1 - Basis of Presentation

COMSTOCK MINING, Inc. is a North American precious metals mining company, focused on a Comstock Mine Project in Nevada, with extensive, contiguous property in the Comstock Lode Mining District. The Comstock Mine Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. Access to the property is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

On June 4, 2010, we received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the one-for-two hundred reverse stock split of our common stock previously approved by our stockholders and announced on May 10, 2010.   The reverse stock split took effect on Monday, June 7, 2010 (“Effective Date”).  Accordingly, the consolidated balance sheet above and the following consolidated financial statements reflect post reverse split common shares.

On July 21, 2010, we changed our name from “GoldSpring, Inc.” to “Comstock Mining Inc.,” by way of a merger with a wholly owned subsidiary Comstock Mining Inc. that was formed solely for the purpose of changing our name.  Pursuant to Section 92A.180 of the Nevada Revised Statutes, the merger did not require stockholder approval.  An OTC Equity Issuer Notification Form was filed with the Financial Industry Regulatory Authority (“FINRA”) on July 9, 2010, and the name change was approved by FINRA, effective July 21, 2010.  On the effective date, the name changed with the Over-the-Counter Bulletin Board and the Company’s shares of common stock began trading under the ticker symbol “LODE.”

Our Company began acquiring properties in the Comstock in 2003. Since then, we have secured permits, built an infrastructure and brought the exploration project into test mining production. We began further consolidating the Comstock Lode in 2005, by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining. Because of the Comstock District’s historic significance during the American Civil War and its world- class bonanza precious metal grades, the geology is well known and has been studied in detail by our Company and many independent researchers. We have amassed the largest know library of historical data and detailed surface mapping and, in conjunction with drilling programs designed for expanding the known historical data base, we have invested in our understanding of the Comstock’s broader geological footprint.

Our Company now owns or controls approximately 5,900 acres of active lode mining claims in the Comstock Lode Mining District. The acreage is comprised of 890 acres of patented claims (private lands) and 5,000 acres of unpatented claims, Bureau of Land Management (BLM) administered. The project includes a heap leach processing facility, which will be redesigned and constructed to accommodate our new production plans.

Note 2 — Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  For the six-month period ended June 30, 2010 the working capital deficiency from operations was $3,665,351.  The Shareholders’ deficit at June 30, 2010, totaled $32,752,821.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has year-end losses from operations and had no revenues from operations during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company incurred a net loss of $6,552,806. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its lenders and the support of certain stakeholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is proposing to raise any necessary additional funds through the sale of its common stock, other equity or equity-linked instruments. There is no assurance that the Company will be successful in raising additional equity capital especially given the current global economic conditions.

Note 4 — Summary of Significant Accounting Policies

Terms and Definitions

Company	Comstock Mining, Inc. and Subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
Plum LLC	Plum Mining Company, LLC
SAB	SEC Staff Accounting Bulletin
SEC	Securities Exchange Commission
SOP	Statement of Position

Summarized below are the significant accounting policies of Comstock Mining, Inc.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture, other notes obligations, and long-term debt and other liabilities payable amounts approximate fair value at June 30, 2010 and December 31, 2009.

Credit Risk

It is our practice to place our cash equivalents in high-quality money market securities with a major banking institution. Certain amounts of such funds in excess of limits are not insured by the Federal Deposit Insurance Corporation. However, we consider our credit risk associated with cash and cash equivalents to be minimal.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

The Company accounts for impairment and disposal of long-lived assets in accordance with ASC 360 Property, Plant, and Equipment. ASC 360 establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This standard requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

We implemented ASC 360 in our evaluation of the fair value of certain assets described in Notes 5 and 6.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 605 Revenue, which states that revenue is realized or realizable and earned when all of the following four criteria are met:

1)	Persuasive evidence of an arrangement exists,
2)	Delivery has occurred or services have been rendered,
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Specifically, when we are in operational status, sales of gold and silver Dore are recorded when we issue a sell order instructions to our refiner, Johnson Matthey, to sell a specified quantity of metals. Sales orders are typically executed within 48 hours of receipt. Upon receipt of the sale order, Johnson-Matthey confirms quantities available and executes the sale at the current market price of the metals on the day and time of the sales order. We record revenues on the day the sales order is issued based on the confirmed quantity of metal at the confirmed market price. Proceeds from the sale of metals are typically wired to our bank within twenty-four hours.

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

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. We calculate our estimates of reclamation liability based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing our operating mine sites. When we incur reclamation liabilities that are not related to asset retirements we recognize the obligations in accordance with ASC 410-30 (formerly SOP No. 96-1).

The Company accounts for its reclamation liabilities and asset retirement obligations in accordance with ASC 410 Asset Retirement and Environmental Obligations (ASC 410). ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Stock Based Compensation

The Company accounts for share based compensation in accordance with ASC 718 Compensation – Stock Compensation. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognizes cost over the requisite service period.

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the three months ended June 30, 2010 and 2009, we had net losses for which the effect of common stock equivalents would be anti-dilutive. Accordingly only basic loss per share is presented.

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

ACCOUNTING STANDARDS UPDATES (ASU’s)

We do not expected any significant impact on our Company’s consolidated financial position or results of operations from other ASU’s issued but not effective until after June 30, 2010,

Note 4 — Mineral Rights

Mineral rights at June 30, 2010 and December 31, 2009 consisted of the following:

	June30, 2010	December 31, 2009
Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	—	69,138
Comstock Lode Claims	766,409	1,011,409
Water rights	90,000	90,000
Total Mineral Rights	$956,409	$1,270,547

In January 2010, we sold a 0.61% net smelter royalty on our Obester Property for $550,000 to Precious Royalties, LLC, resulting in a gain of $300,000. Accordingly, we adjusted our mining claim values to reflect the impact of the net smelter royalty.

During the six month period ended June 30, 2010, we determined the Big Mike copper project in Northern Nevada to be impaired and to have no fair value. In accordance with ASC 360, we recorded an impairment expense of $69,138, which is included in the depreciation, depletion and amortization expense on the Statement of Operations.

Note 5 — Property and Equipment, net

Plant and equipment at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
Land and Building	$2,327,443	$2,327,443
Vehicle and Equipment	314,094	302,094
Processing and Lab	714,528	704,528
Furniture and Fixtures	51,496	49,390
Property and Equipment	3,407,561	3,383,455
Less accumulated depreciation	(1,125,892)	(1,081,989)
Total Property and Equipment, net	$2,281,669	$2,301,466

During the six month period ended June 30, 2010, we purchased additional equipment totaling $24,105.  The property and equipment additions include $10,000 for processing equipment, $12,000 for a used pickup truck and $2,105 for computers.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $43,903 and $42,454, respectively.  We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

Note 6 – Reclamation Bond Deposit

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

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

Note 7 — Long-term Reclamation Liability and Deferred Reclamation Expense

We have an accrued long-term liability of $1,227,778 and $1,186,966 as of June 30, 2010 and December 31, 2009 respectively, with regard to our obligations to reclaim our Comstock Mine facility based on our reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability we recorded a deferred reclamation expense of which the value is being amortized over the period of the anticipated land disturbance. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. The reclamation liability accretion expense and the amortization of defined reclamation expense for the six month period ended June 30, 2010 and 2009 were $40,812 and $34,016 respectively.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for our Comstock Project:

	6/30/10	12/31/09
Long-term reclamation liability beginning of period	$1,186,966	$1,105,342
Additional obligations incurred	―	―
Liabilities settled during the period	―	―
Increase in present value of the reclamation obligation (accretion expense)	40,812	81,624
Long-term asset reclamation liability	$1,227,778	$1,186,966

Following is a reconciliation of the aggregate long-lived deferred reclamation expense associated with on our reclamation plan for our Comstock Project:

	6/30/10	12/31/09
Net long-lived deferred reclamation expense beginning of period	$340,159	$408,190
Additional obligations incurred	―	―
Amortization of deferred reclamation expense	(34,016)	(68,031)
Long—lived deferred reclamation expense	$306,143	$340,159

Note 8 - Convertible Debentures

The following is a summary of the Convertible debentures as of June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
Convertible Debentures Payable – Investors	$1,105,908	$1,105,908
Convertible Debentures Payable - Mandatory Redemption payment	4,412,058	4,412,058
Convertible Notes Payable - 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable: June – November 2008	2,500,000	2,500,000
Convertible Notes Payable – July 2008 Longview Amended and Restated Note	2,782,563	2,782,563
Convertible Notes Payable – December 2008	500,000	500,000
Convertible Notes Payable – May – August 2009	1,327,717	1,807,732
Convertible Notes Payable – December 2009, net	2,917,045	242,762
Convertible Notes Payable – June 2010, net	729,789	―
Subtotal	18,445,080	15,521,023
Less current portion of convertible debentures	(12,015,683)	(12,495,698)
Long term portion of convertible debentures	$6,429,397	$3,025,325

The terms of the convertible debentures included above are as follows:

Convertible Debentures Payable – Investors
During March 2004, we completed a private placement of securities transaction (the “March Offering”), which generated $10 million in gross proceeds from a group of accredited institutional and individual investors. On November 30, 2004, we restructured the March Offering and entered into a new agreement (the “Subscription Agreement”) whereby we exchanged 108,696 shares of common stock and 108,696 warrants issued for 8% convertible notes, with the following terms;

Convertible
Loan Amount:
$11.1 million, which includes the initial $10 million investment and approximately $1.1 million in accrued penalties resulting from the delay in the registration of common stock held by investors. Since initial funding, approximately $10 million has been paid leaving a balance of $1,105,908.

Interest Rate:	15%, payable in arrears in cash or stock at the lender’s option

Conversion:
The conversion price is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debenture; or (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion. In no event shall the conversion price be higher than $.2.00,.

Term:	Note is currently due and in default.

As a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00 in February 2008.

Convertible Debentures Payable – Mandatory Redemption Payment

John V. Winfield, a major shareholder and note holder, and his affiliates elected to convert approximately $3.3 million of their convertible debentures under the November 30, 2004 Subscription Agreement into common stock.  In March 2005, because we did not deliver the share certificates within the period required in the November 30, 2004 subscription agreement, Winfield and his affiliates (“Winfield Group”) elected to demand payment of approximately $6.9 million pursuant to the mandatory redemption payment provisions of the November 30, 2004 subscription agreement and consequently forfeited his right to receive shares in lieu of payment.

The Company did not have sufficient funds to meet this obligation. On March 31, 2005, the Winfield Group entered into a Settlement Agreement with the Company whereby he agreed to convert the $6.9 million obligation into Convertible Debentures (“the Debentures”).

The terms of the Debentures are noted below:

Convertible
Loan Amount:	$6.9 million, of which approximately $2.5 million has been paid since initial funding leaving a remaining balance of $4,412,058.

Interest Rate:	18%, payable in arrears in cash or stock at the lender’s option

Payments:	Monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest due on March 31, 2007.

Conversion:
The Debentures are convertible, in all or in part, into shares of our common stock (“Conversion Shares”) at any time. The conversion price is equal to the lesser of: (i) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the mandatory redemption Payment; or (ii) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date of any such conversion. In no event shall the conversion price be higher than $2.00.

Term:	Note is currently due and in default.

Security interest:
Pursuant to the terms of the Settlement Agreement, the Debentures are granted a priority collateralized position, second only to our note payable to the Brockbank Trust in substantially all of our assets.

As a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00 in February 2008.

Convertible Notes Payable – 2006 & 2007

The convertible notes payable as of June 30, 2010 and December 31, 2009 were as follows:

Face amount
Winfield Group Convertible Debentures Payable	$1,620,000
Longview Convertible Debentures Payable	550,000
$2,170,000

The terms of the agreement are as follows:

Convertible
Loan Amount:	$2,170,000

Interest Rate:	18%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into GoldSpring Common Stock at eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days.

Term:	Note is currently due and in default

Warrants:
This Warrant shall be exercisable for such number of Warrant Shares as equals two percent (2%) of the Common Stock Deemed Outstanding on the date(s) of exercise multiplied by a quotient equal to the Face Amount set forth above (or any portion thereof) divided by 1,800,000.

Security:	Secured by a lien on the assets of Comstock Mining, Inc. and a pledge of all of the interests in Plum Mine Special Purpose, LLC, which owns the Plum Mine operation.

In February 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00.

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

Conversion:
The principal amount of the Note and interest is convertible into Comstock Mining Common Stock at the lesser of (A) $3.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years

Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00.

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

Conversion:
The principal amount of the Note and interest is convertible into Comstock Mining Common Stock at the lesser of (A) 2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years

On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00.

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

Conversion:
The principal amount of the Note and interest is convertible into Comstock Mining Common Stock at the lesser of (A) $3.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Note is currently in default

Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00.

Convertible Notes Payable – May 2009- August 2009

On May 1, 2009, the Company secured a $2,000,000 commitment for additional convertible debt financing. The agreement, upon 30 days prior written notice, permitted the Company to request financing in tranches between $250,000 and $500,000 per request. Funding requests were permitted at any time between May 1, 2009 and August 28, 2009. The Company requested and received $2,000,000 from this financing. The notes are in default. Pursuant to the terms and conditions of the loan agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability.

The terms of the agreement are as follows:

Convertible Loan Amount:	$2,000,000

Interest Rate:	9%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.50 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Note is currently in default

Warrants:	50% Stock warrant coverage (Maximum warrants: 80,000,000) with an exercise price of $4.00 and a term of four (4) years

Security:	Security interest in all of the Company’s assets, pari passu with the existing security interests

On December 22, 2008, as a result of the Company completing other financing arrangements at a lower conversion price, the reset provision clause was triggered and established a new fixed maximum conversion rate of $2.00.

	Note Balance 6/30/10	Note Balance 12/31/09

Balances beginning of period	$1.807,732	$—
Convertible Note	—	2,000,000
Principal Payments	(480,015)	(192,268)
Note Balance	1,327,717	1,807,732

  The following summarizes the activity for Convertible Notes Payable – May 2009 – August 2009:

Note Principal	Debt Discount (*)	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$2,000,000	1,443,271	$1.34	1,492,537	33.1%	$0.08

(*) - The debt was in default and immediately due and payable, therefore the entire unamortized debt discount was recognized as interest expense in 2009. The unamortized debt discount that was included in 2009 interest expense consists of the initial fair value of the warrant liability of $545,404 and the embedded conversion option liability of $897,867, for a total of $1,443,271.  (See Note 11)

Convertible Notes Payable– December 2009

On December 10, 2009, we secured $4,500,000 commitment for additional convertible debt financing. The agreement provided initial funding of $750,000 and on each 30th day thereafter another tranche of $750,000 through May 2010. As of June 30, 2010, we have received 100% of the $4,500,000 from this financing.

The terms of the agreement are as follows:

Convertible Loan Amount:	$4,500,000 total commitment, of which $750,000 was funded through December 31, 2009 and a total of $4,500,000 was funded through June 30, 2010

Interest Rate:	8%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years

Warrants:	Stock warrant coverage of 1,125,000 warrants with an exercise price of $3.50 and a term of three (3) years

Security:
Security interest in all of the Company’s assets, subject to the interest of (a) Seller Note – plum Mine; and (b) certain lenders (the “Additional Lenders”) as of March 31, 2005, July 15, 2005, September 26, 2005, December 12, 2007, June 27, 2008, December 8, 2008, May 1, 2009 and May 13, 2009.

The following summarizes the activity for Convertible Notes Payable:  December 2009

	Note Balance as of 6/30/10	Note Balance as of 2/31/09

Beginning of period	$242,762	$—
Convertible Note	3,750,000	750,000
Debt Discount, net	(1,075,717)	(507,238)
End of period	$2,917,045	$242,762

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$750,000	$518,030	$1.34	559,701	23.0%	0.03
1,750,000	498,720	1.34	1,305,970	9.5%	0.07
2,000,000	753,105	1.34	1,492,537	12.6%	0.08

$4,500,000	$1,769,855	$1.34	3,358,208	13.1%	0.18

The debt discount consists of the initial fair value of the warrant liability of ($541,741) and the embedded conversion option liability of ($1,228,114), for a total of ($1,769,855).  (See Note 11)

Debt Discount at June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
Debt discount beginning balance – beginning of period	$(507,238)	$—
Debt discount – embedded conversion feature	(911,512)	(316,602)
Debt discount – detachable warrants	(340,313)	(201,428)
Less amortization of debt discount	176,106	10,792
Unamortized debt discount	$(1,582,957)	$(507,238)

Convertible Notes Payable– June 2010

On June 15, 2010 we completed a financing transaction which provided us with $1,100,000 in funding.  During June 2010 $1,050,000 was funded and the balance of $50,000 was funded in July 2010.

The terms of the agreement are as follows:

Convertible Loan Amount:	$1,100,000 financing, of which $1,050,000 was funded in June 2010 and $50,000 was funded in July 2010.

Interest Rate:	8%, payable in arrears in cash or stock at the lender’s option

Conversion:
The principal amount of the Note and interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Term:	Three Years

Warrants:	Stock warrant coverage of 275,000 warrants with an exercise price of $3.50 and a term of three (3) years

Security:
Security interest in all of the Company’s assets, subject to the interests of (a) Seller Note – plum Mine;  and (b) certain lenders (the “Additional Lenders”) as of March 31, 2005, July 15, 2005, September 26, 2005, December 12, 2007, June 27, 2008, December 8, 2008, May 1, 2009 and May 13, 2009.

The following summarizes the activity for Convertible Notes Payable:  June 2010

	Note Balance as of 6/30/10	Note Balance as of 12/31/09

Beginning of period	$—	$—
Convertible Note	1,050,000	—
Debt Discount, net	(320,211)	—)
End of period	$729,789	$—

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$1,050,000	$324,721	$1.34	783,582	10.3%	0.04

The debt discount consists of the fair value of the warrant liability of ($104,054) and the embedded conversion option of ($220,667), for a total of $(324,721). (See Note 11)

Debt Discount at June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
Debt discount beginning balance – beginning of period	$—	$—
Debt discount – embedded conversion feature	(220,667)	—
Debt discount – detachable warrants	(104,054)	—
Less amortization of debt discount	4,510	—
Unamortized debt discount	$(320,211)	$—

Note 9 —Other Debt Obligation

Our other debt obligations as of June 30, 2010 and December 31, 2009 include the following:

	6/30/10	12/31/09
Promissory Notes Payable - 2005 through 2008	$2,400,000	$2,400,000
Debt –Note (Plum Mine)	250,000	250,000
Debt –Note (Obester Property)	1,150,000	1,400,000
Debt - Note (Petrini)	90,000	90,000
Subtotal	3,890,000	4,140,000
Less current portion	(3,890,000)	(3,650,000)
Long term portion of debt obligations	$—	$490,000

The terms of the other debt obligations listed above are as follows;

Promissory Notes Payable –2005 through 2008

The Company has the following promissory notes payable as of June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	600,000
	$2,400,000	$2,400,000

Promissory Notes Payable - July 2005 Financing

In July of 2005, we borrowed $1.2 million from companies controlled by the Winfield Group. Proceeds from the notes were reduced by a 33.3% original issue discount and other origination fees. Net proceeds received by the Company from the borrowing were $740,000. The notes accrued interest at 17% per annum and were payable in monthly installments of principal and interest over a 24 month period with the remaining entire balance of unpaid principal and interest was due on July 15, 2007.  The notes are collateralized by substantially all of the Company’s assets subject to the security interest of the Brockbank Trust. We failed to make any payments on the notes; hence, they are in default and the original issue discount is fully amortized.

Promissory Notes Payable – December 2007 Financing

In December 2007, we completed a financing transaction with the Winfield Group which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date. We failed to make any payments on the notes; hence, they are in default and the original issue discount is fully amortized.

Promissory Notes Payable – January 2008 Financing

On January 31, 2008, we completed a financing transaction with the Winfield Group which provided us with $500,000 in funding. In consideration for the financing, we issued promissory notes with a face value of $600,000, reflecting an original discount of sixteen and seventeen hundreds (16.17%) percent. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date.  We failed to make any payments on the notes; hence, they are in default and the original issue discount is fully amortized.

Debt – Note (Plum Mine)

We have a 5% bearing note payable note related to our purchase of the Plum Mining property. The note was payable on June 2006 and we are in default on this note. As of June 30, 2010 and December 31, 2009, we still had a $250,000 note balance due.  There is a first security interest on the assets of Plum Mining Property for this note.

Debt - Note (Obester Property)

In December 2009, we completed the acquisition of mineral properties, which we had been leasing, from Claire Obester, Jim Obester, Alan Obester, and Julian Smith (“sellers”) for $1,650,000 plus a 1% royalty.  Pursuant to the purchase agreement, we made initial payments of $250,000 and we issued a note to the “sellers” for $1,400,000.  The note bears interest of six percent (6%) per annum. Interest and principal payments shall be made in quarterly installments of $250,000 with the first payment due on or before April 1, 2010 and continuing on the first day of each quarter, until July 1, 2011, when the then unpaid principal and accrued interest is due and payable.

 Debt – Note (Obester Property) at June 30, 2010 and December 31, 2009:

	6/31/10	12/31/09
Beginning balance – beginning of period	$1,400,000	$—
Seller Note	—	1,400,000
Payments	(250,000)	—
Note balance	$1,150,000	$1,400,000

Debt - Note (Petrini Property)

On February 17, 2009 we purchased 4.79 acres in the Comstock District for $130,000.  We paid $40,000 in cash and financed the balance of $90,000 through a first deed of trust.  The note is interest only for two years and bears interest at 16% per annum. We have made our scheduled interest payments to date.  The note is due and payable on February 17, 2011.

Note 10 - Debt Concentration

The Winfield Group is the largest lender to the Company.  At June 30, 2010, we had approximately $23.0 million of outstanding note principal of which $15.1 million or 66% was held by the Winfield Group.  In addition to the $15.1 principal owed to the Winfield Group, $5.3 million of unpaid interest was also due.  Had the Winfield Group converted all of its convertible principal and interest of $15.7 million into our common stock at June 30, 2010, we would have been obligated to issue the Winfield Group 11.7 million of our common shares representing 38.2% of our then outstanding common shares.   The amounts listed below have been reflected in the schedules presented in Note 8 and Note 9.

Debt Position with the Winfield Group
	At June30, 2010
Note Descriptions (Winfield Group)	Principal	Unpaid Interest	Total

15% Convertible Notes Payable – Investors	$687,928	$41,852	$729,780
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,328,483	5,740,541
18% Convertible Notes Payable - 2006 – 2007	1,620,000	1,078,438	2,698,438
11% Convertible Notes Payable - June - November 2008	2,500,000	580,217	3,080,217
11% Convertible Notes Payable - December 2008	500,000	96,734	596,734
9% Convertible Notes Payable - May - August 2009	1,000,000	102,483	1,102,483
8% Convertible Notes Payable - December 2009	1,500,000	28,023	1,528,023
8% Convertible Notes Payable – June 2010	250,000	444	250,444
17% Promissory Note Payable - July 2005	1,200,000	1,570,088	2,770,088
18% Promissory Note Payable - December 2007 Financing	600,000	226,183	826,183
18% Promissory Note Payable - January 2008 Financing	600,000	211,542	811,542
5% Debt Seller Note (Plum Mine)	250,000	62,500	312,500

Total at June 30, 2010	$15,119,986	$5,326,987	$20,446,973

Note 11 – Financial Instruments and Derivatives

The Company issues various note instruments with various terms but they are typically convertible into the Company’s common stock and issued with detachable warrants.  The following sections discuss in general those conversion features and warrants.

Conversion Features

The terms of the conversion feature of our debt instruments will differ between specific notes but their typical terms contain the following characteristics.  Specific terms for each note are discussed in Notes 8 – 10 as appropriate.

•
The conversion feature is an embedded beneficial conversion feature, whereby debt is convertible into Comstock Mining’s common stock at approximately the lesser of (a) a fixed price or (b)85% of market price (based on a “lookback” formula),

•	The embedded beneficial conversion feature is immediately exercisable,
•	Exercising the embedded beneficial conversion feature is not contingent on a future event,
•	Exercising the embedded beneficial conversion feature may be converted into cash or stock at the discretion of the issuer (Comstock Mining),
•
The variable component of the conversion price is a fixed discount, there is no stated price floor or shares issued to cap to the potential number of shares that can be converted to satisfy the conversion feature

Although such conversion features are typically considered equity instruments, because the conversion feature has a component which is a fixed discount from our traded stock price without a limit to the number of shares that may be issued, the Company cannot be assured that it has sufficient authorized shares to execute the conversion if presented.  Accordingly, the Company is not “in control” of the conversion and recognition of the value of the conversion feature is deemed a derivative liability for financial reporting purposes under the guidance offered in ASC 815.  As liabilities related to financial instruments, we therefore apply fair value measurement to each conversion feature liability at each reporting period.  See Note 12 for a discussion of fair value measurement.

Warrants

The terms of the warrants attached to our debt instruments will differ between specific notes but their typical terms contain the following characteristics.  Specific terms for each note are discussed in Notes 8 – 10 as appropriate.

•	Detachable warrants are included with the debt offering, as debt “sweetener,” that generally provide for conversion at a fixed price,
•	There is no active trading market for our warrants
•	Comstock Mining may lack sufficient authorized shares to satisfy all conversion options if presented.

Although such warrants are typically considered equity instruments, because the Company cannot be assured that it has sufficient authorized shares to execute the conversion if presented.  Accordingly, the Company is not “in control” of the conversion and recognition of the value of the conversion feature is deemed a liability for financial reporting purposes under the guidance offered in ASC 815.  In addition, the guidance offered in ASC 815, indicates that “if share settlement is not within the control of the Company an asset or liability classification is required.”  Consequently, we classified our warrants as liabilities and began to measure them at fair value in each subsequent reporting period.  See Note 12 for a discussion of fair value measurement.

A summary of the embedded conversion option liability and warrant liability is as follows:

	Embedded Conversion Option Liability	Warrant Liability	Total

Beginning balance Dec. 31, 2008	$5,088,333	$280,000	$5,368,333

Initial issuance note liability of new convertible notes and warrants	1,214,469	746,832	1,961,301
Change in Fair Value of liability during 2009	(3,558,743)	729,298	(2,829,445)
Liability at Dec. 31, 2009	2,744,059	1,756,130	4,500,189

Initial issuance note liability of new convertible notes and	1,132,178	444,367	1,576,545
Change in Fair Value of liability during 2010	853,853	664,623	1,518,476
Liability at June 30, 2010	4,730,090	$2,865,120	$7,595,210

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at June 30, 2010 and December 31, 2009, which are measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$7,595,210	$—	$—	$7,595,210
Total Liabilities	$7,592,210	$—	$—	$7,592,210

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$4,500,189	$—	$—	$4,500,189
Total Liabilities	$4,500,189	$—	$—	$4,500,189

As discussed in Note 11, the conversion feature liability represents the derivative component on convertible notes proceeds associated with the fair value of the embedded conversion features of our notes.  Warrant liabilities represent detachable warrants issued in association with various notes payable.

The fair values for the conversion feature and warrant liabilities included in Level 3 are estimated using industry standard valuation models, such as the Black-Scholes-Merton model.  Level 3 derivative liabilities primarily include certain over-the-counter options.

 Gains (losses) from changes in fair values of the conversion feature and warrant liabilities that are not designated as hedges are recognized in other income (expense).   The amounts recognized during the fiscal quarter ended June 30, 2010 and the year ended December 31, 2009 are as follows:

	Liabilities
	As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging Instruments under ASC 815

Convertible features and warrants	Long-term liabilities	$7,595,210	Long-term liabilities	$4,500,189

Total Instruments not designated as hedging instruments under ASC 815		$7,595,210		$4,500,189

		Amount of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in income on Derivative	For the six months ended June 30, 2010	For the year ended December 31, 2009

Convertible features and warrants	Interest Expense	$180,616	$1,454,063

Total:		$180,616	$1,454,063

The following table indicates the changes in fair value of the instruments:

Convertible Features and Warrants

Balances as of January 1, 2009	$5,368,333
Additions	1,961,302
Reductions	(2,829,446)
Balances as of December 31, 2009	4,500,189
Additions	3,095,021
Reductions	—
Balances as of June 30, 2010	$7,595,210

Note 13 — Stockholders’ Equity

Common stock was issued during the six months ended June 30, 2010 and June 30, 2009 for the following purposes:

	Six months ended 6/30/10		Year ended 12/31/09
	Share Issuances	Share Value	Share Issuances	Share Value
Debenture principal	380,516	$480,015	133,264	$192,268
Debenture Interest	281,655	361,769	751,833	1,477,597
Private placements	—	—	493,000	986,000
Consulting	25,000	34,000	—	—
Employees and directors	5,000	7,100	27,500	67,250

Total	692,171	$882,884	1,405,597	$2,723,115

The following schedules provide additional detail on the summary listed above.

Debenture Principal and Debenture Interest for the six month period ended June 30, 2010

The following represents principal and interest payments on debt, made during the six months ended June 30, 2010, with the issuance of our common stock.  The shares were valued in accordance with each respective convertible note's term as disclosed in Note 8.

	Principal Payment		Interest Payment
Note Description	Number of Shares	Value of Shares	Number of shares	Value of Shares
Convertible Debentures Payable-Investors	—	$—	60,000	$67,728
Convertible Debentures Payable- Mandatory Redemption payment	—	—	125,000	141,000
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	—	96,655	153,041
Convertible Notes: May 2009 – Aug. 2009	380,516	480,015	—	—

	380,516	$480,015	281,655	$361,769

Debenture Principal and Debenture Interest for the year ended December 31, 2009

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

Private Placements

The following 2009 private placement transactions raised a gross total of $986,000 in exchange for 493,000 shares of our unregistered Common stock, placed with accredited investors.  In general, the proceeds were used to fund exploratory drilling and for general working capital.

•	During the six months ended June 30, 2009, $986,000 for 493,000 shares at $2.00 per share and 475,000 warrants. The warrants have an exercise price of $3.00 and a term of six years. .

Consultants

In the six months ended June 30, 2010, the following shares were issued to consultants for services performed:

•	In January 2010, a consultant was issued twenty-five thousand (25,000) shares valued at $34,000 or $1.36 per share, for services.

Employees and directors

During the six months ended June 30, 2010, the following share grants were issued to employees:

•
In January 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of two thousand five hundred (2,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,400, averaging $1.36 per share.  Shares are valued at the closing market price on date of issue.

•
In April 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of two thousand five hundred (2,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,700, averaging $1.48 per share.  Shares are valued at the closing market price on date of issue.

During 2009, the following share grants were issued to employees:

•
In 2009, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of fifteen thousand (15,000) of our unregistered common shares.  The value of the common shares at the time of issuance was $37,250, averaging $2.48 per share.  Shares are valued at the closing market price on date of issue.

•
In April 2009, pursuant to his employment agreement, Dennis Anderson, our Senior Engineer, was issued a total of twelve thousand five hundred (12,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $30,000, averaging $2.40 per share.  Shares are valued at the closing market price on date of issue.

Note 14 - Earnings Per Share

Basic earnings per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding.   For the month period ended June 30, 2010 and June 30, 2009, there were approximately 25.2 million and 9.0 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the six Months Ended June 30 (in Thousands)
	2010	2009
Weighted average number of common shares outstanding – basic	18,775	17,383
Dilution from convertible debt, stock options and warrants	25,204	8,970
Weighted average number of common shares outstanding – diluted	43,979	26,353

Note 15 - Unregistered Sales of Securities

During the six months ended June 30, 2010, the following shares were issued to employees and consultants:

•
In January 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of two thousand five hundred (2,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,400, averaging $1.36 per share.  Shares are valued at the closing market price on date of issue.

•
In April 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of two thousand hundred (2,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,700, averaging $1.48 per share.  Shares are valued at the closing market price on date of issue.

•	In January 2010, a consultant was issued twenty-five thousand (25,000) shares valued at $34,000 or $1.36 per share, for services.

 Note 16 – Subsequent Events – Land Purchases and Exploration Licenses

On July 1, 2010, the Company obtained an exclusive 180-day exploration license with option to purchase four patented lode claims totaling 95 acres known as the Dayton property.  This property is contiguous with the Company’s Spring Valley Dondero holdings.  Under the purchase option, the price for the property is $3,000,000 plus a 3% Net Smelter Return (NSR).  The Company will receive credit for the full purchase price through a reduction in the NSR by 75% until such time as the full $3,000,000 purchase price has been credited back.  The purchase price will be paid through an initial payment of $500,000, with the balance payable in 20 equal, quarterly installments of $125,000, with no interest.

On July 20, 2010, we acquired  seven patented mining claims totaling 48 acres, surface rights to two additional patented mining claims totaling 15 acres, 12 unpatented lode claims, and 15 acre-feet of water rights, all located in Storey County, Nevada. The purchase price was $1,025,000, with an initial payment of $300,000.  We financed the remaining $725,000 with an installment note bearing 6% interest, requiring 60 monthly payments of $6,178 and a final payment of then-unpaid principal and interest. The former owners of the parcel will retain a 1.5% Net Smelter Royalty (NSR) on all future mineral production from these claims.

On July 21, 2010, the Company obtained an exclusive 180-day option to acquire one patented lode claim and two unpatented lode claims, adjoining and consolidating the Dayton property as shown on the attached map.   The agreement allows the Company to acquire these mineral claims for $100,000 plus a 2% NSR at any time during the option period.

Note 17 – Subsequent Event – Name and Trading Symbol Change

On July 21, 2010, we changed our name from “GoldSpring, Inc.” to “Comstock Mining Inc.,” by way of a merger with a wholly owned subsidiary Comstock Mining Inc., which was formed solely for the purpose of changing our name.  Pursuant to Section 92A.180 of the Nevada Revised Statutes, the merger did not require stockholder approval.  An OTC Equity Issuer Notification Form was filed with the Financial Industry Regulatory Authority (“FINRA”) on July 9, 2010, and the name change was approved by FINRA, effective July 21, 2010.  On the effective date, the name changed with the Over-the-Counter Bulletin Board and the Company’s shares of common stock began trading under the ticker symbol “LODE.”

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended June 30, 2010, as well as our future results.

Overview

Comstock Mining Inc., is a North American precious metals mining company, focused in Nevada, with extensive, contiguous property in the Comstock Lode District.  The Company began acquiring properties in the Comstock in 2003.  Since then, the Company has consolidated a substantial potion of the Comstock Lode District, secured permits, built an infrastructure and brought the exploration project into test mining production.  We continue acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining.  The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commencing commercial mining and processing operations by 2011, with annual production rates of 20,000 gold equivalent ounces.

The Lucerne Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. Access to the property is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

Because of the Comstock District’s historic significance during the American Civil War and its world- class bonanza precious metal grades, the geology is well known and has been studied in detail by the Company and many independent researchers. We have amassed an unprecedented library of historical data and detailed surface mapping. In conjunction with current drilling programs designed for expanding the known historical data base, we have invested in our understanding of the Comstock’s broader geological footprint.

The Comstock Mine Project now consists of approximately 5,900 acres of active lode mining claims in the Comstock Lode Mining District. The acreage is comprised of 890 acres of patented claims (private lands) and 5,000 acres of unpatented claims, Bureau of Land Management (BLM) administered. The Project includes the Comstock Mine heap leach processing facility, which will be redesigned and constructed to accommodate our new production plans. In excess of 700 Reverse Circulation (RC) holes, drilled by the Company and our predecessors, have further defined our mine plan at the Lucerne and Billie the Kid open pits together with those along strike and down- dip. For our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

We produced 11,550 ounces of gold and 68,514 ounces of silver from 2004-2006, at our Comstock Lode test mining operation and existing heap leach processing facilities.  Our test mining activities were suspended in 2007, and we began an exploration and drilling program to gather the detailed information to allow us to restart mining with a high degree of confidence.

Strategic Plan and Management Reorganization

The Board approved a strategic plan in April, 2010, designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration.  The principal features of the plan encompass a recapitalization and balance sheet restructuring (which includes a now completed reverse stock split, a near complete debt-for-equity exchange, the securing of certain critical mineral rights and anticipates a new capital raise to fund gold mine operations, exploration and development) and an operational and management restructuring.  The goal of the plan is to deliver stockholder value by validating qualified resources (at least measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commencing commercial mining and processing operations by early 2011, respectively, with annual production rates of 20,000 gold equivalent ounces.  Mr. De Gasperis, our Chief Executive Officer, will lead implementation of the plan.

The completion of the aforementioned steps will allow us to focus our capacity on raising new equity capital.  In connection therewith, the Board has agreed to pursue listing of the common shares on an appropriate securities exchange in due course.  The strategic plan has scheduled the exploration and development drilling intended to validate mine design and increased qualified resources and reserves in the latter half of 2010 through 2013, with two intermediate objectives of 1,000,000 gold equivalent ounces and 2,000,000 of gold equivalent ounces with the long term planned objective of 3,250,000 gold equivalent ounces.  The plan has also scheduled the start of production operations in 2011, initially from using existing heap leach operating assets, and then scaling to an annual run rate of at least 20,000 gold equivalent ounces. The commencement of production in 2011 is dependent on the Company raising sufficient capital as part of its strategic plan.

Our Team

Overall, the Company, as part of its restructuring efforts, has reorganized its management and the professional services firm it cooperates with in an effort to improve governance, effectiveness and transparency in its operations.  We believe we have exceptional geological, geo-statistical, engineering, regulatory, environmental, financial and operating competencies on our senior team.  In addition, we have strengthened our system through agreements and relationships with our most critical trading partners.

In November, 2009, we retained Moelis & Company to serve as our exclusive financial advisor.  Moelis & Company is a global investment bank that provides financial advisory services and capital raising solutions to a broad client base, through its offices in New York, Boston, Chicago, Los Angeles, London, and Sydney.  We have access to the most senior bankers in their metals and mining practice and support from the firm’s leadership and we believe this relationship improves the likelihood of better financing our Company on more favorable terms.

In December, 2009, we engaged Behre Dolbear, a mining consulting firm based in Denver, Colorado, to review our mine model, and to produce a technical report compliant with the Canadian National Instrument (“NI”) 43-101 standard. The report was published on May 17, 2010.  We continue working with Behre Dolbear, in an ongoing strategic relationship that focuses on continuously expanding our knowledge of our resource base and expanding our qualified resources and, ultimately, reserves. We anticipate publishing an updated NI 43-101 in early August.

In May, 2010, we retained Kelley Drye and Warren to serve as our legal advisor.  Kelley Drye and Warren is an international law firm founded in 1836, providing legal services in over 30 practice areas, including Corporate Finance and Securities law. We have access to the most senior securities partners in the firm and believe this relationship supports our recapitalization efforts and current financing activities and best corporate governance practices.

Recapitalization

In December, 2009, we entered into a definitive agreement to obtain $4.5 million in new debt financing.  This financing was provided through a consortium led by the Company’s lead stakeholder, who is an accredited investor.   On June 21, the Company announced a definitive agreement to increase its December 2009 $4.5 million debt financing to $5.6 million.  The additional $1.1 million was provided through a consortium, again led by the Company’s lead stakeholder and provides sufficient funding for the continuation of our operating plan, primarily for completing our global resource estimate and finalizing our metallurgical testing prerequisite for finalizing our mine and production plans, while we secure permanent financing through our planned new equity capital raise.

We are focused on concluding on the terms of a debt for equity exchange with our lenders and planning and scheduling the activities for raising new equity.  The plan contemplates exchanging substantially all of our existing convertible debt obligations, other debt obligations and related accrued interest, which total approximately $29.2 million at June 30, 2010, for equity. The transaction anticipates that the Company will raise new equity capital in 2010, for funding operations and continued exploration.  In addition to the aforementioned debt and related obligations, we have approximately $1.2 million in mortgage indebtedness which is not considered in the recapitalization and restructuring.

Summary of Principal and Interest
	At June 30, 2010
Note Descriptions	Principal	Unpaid Interest	Total

Convertible debentures (See Note 8)	$20,348,246	$4,134,630	$24,482,876
Other debt obligations (See Note 9)	3,890,000	2,087,564	5,977,564
Total debt and related interest obligations at June 30, 2010	24,238,246	6,222,194	30,460,440

Less mortgage indebtedness	(1,240,000)	(17,250)	(1,257,250)

Total principal and related interest excluding mortgage indebtedness at June 30, 2010	$22,998,246	$6,204,944	$29,203,190

Total outstanding principal and interest as of July 31, 2010 was $31,184,498 of which $29,461,380 was total principal and interest excluding mortgage indebtedness.

There are also risks involved in the fact that one individual and his affiliates, as of June 30, 2010, beneficially own in excess of 40% of our voting stock. Pursuant to financing agreements, this convertible debt holder and his affiliates with a 61 day notice, can waive the 4.9% ownership restriction, allowing them to convert 100% of their convertible debt and related interest, which totals $15,726,660 at June 30, 2010, into shares of our common stock. In addition, if the proposed recapitalization and balance sheet restructuring plan is implemented, this individual and his affiliates would own a significant percentage of the Company’s common stock.  This group, if the ownership restriction is waived and all convertible debt and related interest is converted into our common stock may take actions that could conflict with the interests of the other stockholders including the election of Company directors and approval of actions generally requiring the approval of the stockholders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent a third party from acquiring or merging with the Company or limit the ability of the other remaining stockholders to approve transactions that they may deem to be in their best interests. The total Winfield Group outstanding principal and interest as of July 31, 2010 was $20,682,157. Total outstanding principal and interest as of July 31, 2010 was $31,184,498 of which $15,896,994 relates to the Winfield Group.

Our cash resources remain limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity or equity-linked instruments. If we are unable to raise additional working and/or permanent capital through outside financing, it is unlikely that our existing financing will be sufficient for the liquidity necessary for anticipated working capital requirements associated with existing exploration activities and plans for restarting production, including capital expenditure requirements, existing lease obligations and interest payments associated with our indebtedness.

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

Early 2010 Developments

Our strategic plan calls for additional infill drilling and metallurgical testing prior to the resumption of mining.  Two drilling programs began late in the first quarter 2010 and were complete in June.  These drilling programs were managed by Larry Martin, CPG, our Chief Geologist.

The first program was a reverse circulation drilling program designed to provide additional information for a detailed mine design.  It included 51 infill holes in the Lucerne area and the historic Hartford and Justice areas.  The drilling consisted of two drilling rigs and crews supplied by George DeLong Construction, Inc., of Winnemucca, Nevada.

The second drilling program included drilling eight core holes, using a diamond drilling rig and crews supplied by KB Drilling, of Moundhouse, Nevada.  The cores are being used for metallurgical testing required for final design of the processing flow design and for geotechnical testing to determine final slope stability calculations for the open pit walls.

The information from these drill programs are be used in the development of a detailed mine design for reopening the mine, fine-tune our mineral processing procedures to maximize gold and silver recovery and updating our global resource estimates.  We continue to take all steps to resume production and we anticipate publishing our updated global resource report in August 2010.

The Company is currently preparing an application for a major modification to our Air Quality Permit and an application for a new Mercury Emissions Permit scheduled for completion in the second half of 2010, under the direction of Dennis Anderson, PE, our Senior Engineer. These permits, to be issued by the Nevada Division of Environmental Protection (NDEP), are required before mining and processing can begin.

In mid-2009, the Company was contacted by the United State Environmental Protection Agency (EPA) regarding the selection of the Company’s Plum Mine to be audited under the EPA’s Toxic Release Inventory (TRI) program. The Company engaged Enviroscientists, Inc., to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements. We have submitted all required reports for all periods under audit and believe the reporting for these periods are now in compliance. The audit may determine that the Company was not in compliance with the TRI requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit.

Additional activities planned for 2010:

A drilling program to evaluate what we have designated as the “northern extension” mineralization has been designed. This additional drilling will begin once the results from the first program of infill holes have been evaluated. Our strategic plan also calls for a program of exploration drilling on the 36 exploration targets already identified by our geologic team, throughout our extensive land holdings in the Comstock Lode district. Our geologic team will rank the targets so that we are leveraged for maximum success.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock Lode District through strategic acquisitions.  We consider the historic Comstock Lode central to our growth strategy. We work collaboratively with Federal, State, and local regulatory agencies to ensure that we obtain all remaining permits needed to resume mining.

On April 2, 2010, we completed the acquisition of 11 patented lode mining claims in Storey and Lyon counties, which we had been leasing, from Claire Obester, Jim Obester, Alan Obester, and Julian Smith (“sellers”) for $1,650,000 plus a 1% royalty.  Pursuant to the purchase agreement, we made initial payments of $250,000 and we issued a note to the “sellers” for $1,400,000.  The note bears interest of six percent (6%) per annum. Interest and principal payments shall be made in quarterly installments of $250,000 with the first payment due on or before April 1, 2010 and continuing on the same day of each consecutive quarter, until July 1, 2011, when the then unpaid principal and accrued interest is due and payable.

On June 2, 2010, we entered into Mineral Exploration and Mining Lease agreement with New Daney Company, Inc. covering 7 unpatented lode claims.  These claims are located Lyon County and are contiguous with the company’s Spring Valley mineral holdings.

On July 1, 2010, we acquired a purchase option to acquire 4 patented lode claims totaling 95 acres known as the “Dayton.” These mineral claims are contiguous with our Spring Valley mineral holdings and the property has known historic mineral resources. The purchase price is $3,000,000 plus a 3% NSR. In addition, the NSR will be reduced by 75% until the company receives credit through the reduction of NSR for the $3,000,000 purchase price. The agreement calls for a $500,000 upfront payment and the seller will finance $2,500,000 with a 0% interest seller’s note. The note will be payable in 20 equal quarterly installments of $125,000.

On July 20, 2010, we acquired  seven patented mining claims totaling 48 acres, surface rights to two additional patented mining claims totaling 15 acres, 12 unpatented lode claims, and 15 acre-feet of water rights, all located in Storey County, Nevada. The purchase price was $1,025,000, with an initial payment of $300,000.  We financed the remaining $725,000 with an installment note bearing 6% interest, requiring 60 monthly payments of $6,178 and a final payment of then-unpaid principal and interest. The former owners of the parcel will retain a 1.5% NSR on all future mineral production from these claims.

On August 1, 2010 we purchased an exclusive 180 day option to acquire one patented lode claim known as the Metropolitan and two unpatented lode claims.  These claims adjoin the “Dayton” claims where we secured an option to acquire 4 patented lode claims on July 1, 2010.   The agreement allows us to acquire theses mineral claims for $100,000 plus a 2% net smelter return at any point during the option period.

We will continue our program to catalog and digitize our library of historic mining maps and reports, so that our team can leverage the knowledge accumulated by over 150 years of mining experience in the Comstock Lode.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three and six months ended June 30, 2010 and 2009.

Comparative Financial Information

Three Months Ended June 30, 2010 and June 30, 2009:

	Quarter ended June 30, 2010	Quarter ended June 30, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	38,820	37,603	1,217

Reclamation, Exploration and Test Mining Expense	1,269,929	642,077	627,852

General and Administration	596,923	309,663	287,260

Consulting and Professional Service	234,543	75,000	159,543

Financing cost	82,333	83,500	(1,167)

Derivative change in fair value	640,021	418,173	221,848

Other – Gain on sale	—	(25,000)	(25,000)

Interest Expense	1,060,930	821,051	239,879

Net Loss	$(3,923,499)	(2,362,067)	1,561,432

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended June 30, 2010 and June 30, 2009.

 Reclamation, Exploration and Test Mining Expenses were $ 627,852 greater for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in expenses during 2010 reflects the commencement of our 2010 spring drill campaign and the suspension of drilling activities in mid first quarter 2009.  We paused our drilling activity in the first quarter 2009 to allow our team to focus on quantifying the drill assay information from the December 2007 through January 2009 drill campaign.

The second calendar quarter 2010 General and Administrative expenses increased by $287,260 from the second calendar quarter 2009.  This increase reflects the costs associated with the 2010 proxy for the reverse stock-split and the recognition of severance costs for our former Chief Operating Officer.

Consulting and professional expenses for the three month period ended June 30, 2010 were $234,543 compared to $75,000 for the three month ended June 30, 2009, amounting to $159,543 quarter over quarter increase.  The increase in consulting and professional expenses reflects higher legal fees as a result of the 2010 proxy and legal fees associated with the capital and legal restructuring.

Derivative change in Fair Value increased in the second calendar quarter 2010 when compared to the same period in 2009 by $221,848. This negative variance reflects the year over year fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

Interest expense for the three month period ended June 30, 2010 increased by $239,879 when compared to the same fiscal quarter in 2009. This variance reflects the issuance of additional interest bearing notes plus $120,439 of debt discount amortization.

Six Months Ended June 30, 2010 and June 30, 2009:

	Six months ended June 30, 2010	Six months ended June 30, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	147,056	76,469	70,587

Reclamation, Exploration and Test Mining Expense	1,761,253	2,092,393	(331,140)

General and Administration	952,347	692,217	260,130

Consulting and Professional Service	383,849	145,406	238,443

Financing cost	169,247	83,500	85,747

Derivative change in fair value	1,518,477	1,745,035	(226,558)

Other – Gain on sale	(300,000)	(25,000)	(275,000)

Interest Expense	1,920,577	1,602,151	318,426

Net Loss	$(6,552,806)	(6,412,171)	140,635

We did not produce or sell any gold or silver during the two six moth periods shown at our Comstock project in Nevada.

 Reclamation, Exploration and Test Mining Expenses were $ 331,140 less for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This variance reflects the change in drilling activity in 2010 versus 2009.

General and administrative expenses increased by $260,130 in the second quarter of 2010 from the second quarter 2009.  This increase reflects the costs associated with the reverse stock-split proxy process and the recognition of severance costs for our former Chief Operating Officer.

Consulting and professional expenses for the six month period ended June 30, 2010 were $383,849 compared to $145,406 for the six month ended June 30, 2009, amounting to $238,443 quarter over quarter increase.  The increase in consulting and professional expenses reflects the engagement of Symmetry Advisors for strategic planning and scheduling plus higher legal fees associated with affecting the reverse stock-split proxy process and the capital and legal restructuring.

The Financing costs in the six month period June 30, 2010 were $85,747 higher compared to the six month period ended June 30, 2009. The increase in 2010 resulted because of the fees associated with financing during 2010

Derivative change in Fair Value decreased in the six month period ended June 30, 2010 when compared to the same period in 2009 by $225,558. This variance reflects the year over year fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

In January 2010, we sold a 0.6% royalty interest in our Obester Property to Precious Royalties for $550,000. After adjusting our mineral claim value for the sale, a gain of $300,000 was realized.

Interest expense for the six month period ended June 30, 2010 increased by $318,426 when compared to the same six month period in 2009. This variance reflects the issuance of additional interest bearing notes plus $180,616 of debt discount amortization.

Liquidity and Capital Resources

We recognize that our cash resources are limited. Our continued existence and plans for mining production depend on our ability to obtain the capital necessary to operate, through the issuance of additional debt, royalty financing or equity. During the first six months of 2010, we raised an aggregate of $4,800,000 in financing.  While this additional funding may meet our immediate working capital needs, we did not generate revenues or cash flows or obtain additional or alternative funding that would enable us to continue as a going concern. We have yet to realize an operating profit at our Company. As disclosed in the report of our independent registered public accounting firm in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2010, the Company was in default of the terms on several outstanding notes payable with the Winfield Group totaling $14,369,986 of principal and $5,5,326,543 of interest.  The Winfield Group consists of John V. Winfield, Sante Fe Financial Corporation, Portsmouth Square and InterGroup Corporation, Combined, the Winfield Group represent the Company’s largest creditor and a significant stockholder.  Mr. Winfield is affiliated with these Companies through a direct controlling interest and/or as their Chairman of the Board.  Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

The Winfield Group held various notes and debentures issued by the Company that are reported in several different liabilities accounts that are in default as of June 30, 2010.  The notes are as follows:

Debt in Technical Default with Winfield Group
	At June 30, 2010
Note Descriptions (Winfield Group)	Principal	Unpaid Interest	Total

15% Convertible Notes Payable – Investors	$687,928	$41,852	$729,780
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,328,483	5,740,541
18% Convertible Notes Payable - 2006 – 2007	1,620,000	1,078,438	2,698,438
11% Convertible Notes Payable - June - November 2008	2,500,000	580,217	3,080,217
11% Convertible Notes Payable - December 2008	500,000	96,734	596,734
9% Convertible Notes Payable - May - August 2009	1,000,000	102,483	1,102,483
8% Convertible Notes Payable - December 2009	1,500,000	28,023	1,528,023
17% Promissory Note Payable - July 2005	1,200,000	1,570,088	2,770,088
18% Promissory Note Payable - December 2007 Financing	600,000	226,183	826,183
18% Promissory Note Payable - January 2008 Financing	600,000	211,542	811,542
5% Debt Seller Note (Plum Mine)	250,000	62,500	312,500

Total at June 30, 2010	$14,369,986	$5,326,543	$19,696,529

Had the Winfield Group converted all of its convertible principal and interest of $15,726,660 into shares of our common stock at June 30, 2010, we would have been obligated to issue to the Winfield Group 11.7 million shares representing 38.2% of our then outstanding shares of common stock, resulting in substantial dilution.  The total Winfield Group’s outstanding principal and interest as of July 31, 2010 was $20,682,157.

As stated earlier, the board has approved a restructuring and recapitalization plan that includes debt for equity exchange and a new capital raise. If we are unable, however, to raise additional working capital through outside financing, it is unlikely that we will achieve resumption of mining in 2011.  Furthermore, it is unlikely that the cash generated from our internal operations will suffice as a primary source of the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our lease obligations and indebtedness. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before stockholders would be entitled to any payment, and it is unlikely that the value of such assets would exceed the claims on such assets.

The recapitalization and restructuring plan contemplates exchanging substantially all of the Company’s existing convertible debt obligations, other debt obligations and related accrued interest which total approximately $29.2 million at June 30, 2010, for equity.  In addition to the aforementioned debt and related obligations, we have approximately $1.2 million in mortgage indebtedness which is not considered in the recapitalization and restructuring.

Summary of Principal and Interest
	At June 30, 2010
Note Descriptions	Principal	Unpaid Interest	Total

Convertible debentures (See Note 8)	$20,348,246	$4,134,630	$24,482,876
Other debt obligations (See Note 9)	3,890,000	2,087,564	5,977,564
Total debt and related interest obligations at June 30, 2010	24,238,246	6,222,194	30,460,440

Less mortgage indebtedness	(1,240,000)	(17,250)	(1,257,250)

Total principal and related interest excluding mortgage indebtedness at June 30, 2010	$22,998,246	$6,204,944	$29,203,190

Total outstanding principal and interest as of July 31, 2010 was $31,184,498 of which $29,461,380 was total principal and interest excluding mortgage indebtedness.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over disclosure controls and procedures as of June 30, 2010 were effective.

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

There have been no changes during the quarter ended June 30, 2010 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

Set forth below is an update to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  For full comprehension of the risks affecting our Company, you are encouraged to review the risk factors set forth in our 2009 Annual Report on Form 10-K, which are hereby incorporated herein in their entirety.

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

As of June 30, 2010, we had current indebtedness of $24,238,246 million in addition to $6,222,194 million of current accrued interest payable. For the six months ended June 30, 2010, we had a deficit of cash flows from operating activities of $3,665,351 million. Our substantial indebtedness, and our ability to incur additional indebtedness, may further negatively affect our cash flow and our ability to operate our business and react to changes in the economy or our industry.

Outstanding convertible securities and warrants may result in substantial dilution.

At June 30, 2010, we had outstanding 19,002,653 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At June 30, 2010, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 25.2 million additional shares of our common stock, subject to further anti-dilution provisions.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Employees and directors

During the three month period ended June 30, 2010, the following shares were issued to employees and Company directors:

•
In April 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of two thousand five hundred (2,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,700, averaging $1.48 per share.  Shares are valued at the closing market price on date of issue.

As of June 30, 2010, Mr. Faber, Chief Accounting Officer, has unpaid wages and expenses of $116,250.

Item 3. Defaults Upon Senior Securities

As of June 30, 2010, the Company is in default of the terms on several outstanding notes payable with the Winfield Group with principal balance due of $14,369,986 and accrued interest of $5,326,543. Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

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

GOLDSPRING, INC.
(Registrant)

Date: August 5, 2010	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: August 5, 2010	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer