Form 10-Q
period 2010-09-30
Comstock Mining Inc.
filed 2010-11-12
CIK 1120970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐
☐ Non-accelerated filer       ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at November 11, 2010 was 20,996,234.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements contained in this report on Form 10-Q, other than statements of historical facts, are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements about matters such as: future prices and sales of and demand for our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature, timing and accounting for restructuring charges, gains or loses on debt extinguishment,  derivative liabilities and the impact thereof; productivity, business process, rationalization, restructuring, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; offerings, sales and other actions regarding debt or equity securities; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.  The words "believe," "expect," "anticipate," "estimate," "project," "plan," "should," "intend," "may," "will," "would," "potential" and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the following: the current global economic and capital markets uncertainties; the speculative  nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with  exploration or mining activities; contests over our title to properties; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulation adversely  affecting our business opportunities that my be presented to or pursued by us; changes in the United States or other monetary o fiscal policies o regulations in response to the recent capital markets and economic crises; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of  prices for gold or certain other commodities (such as silver, copper, diesel fuel and electricity);changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies;  potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment, raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties.  Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.  All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

PART I.
Item 1. Financial Statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,634	$246,214
Prepaid expenses	91,764	―
Total Current Assets	194,398	246,214

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	981,409	1,270,547
Plant and equipment, net	3,292,459	2,301,466
Total Mineral Rights, Plant and Equipment	4,273,868	3,572,013

RECLAMATION BOND DEPOSIT	766,768	766,768
LONG-LIVED DEFERRED RECLAMATION EXPENSE	351,973	340,159

TOTAL ASSETS	$5,587,007	$4,925,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Sept. 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,635,552	$1,608,493
Accrued expenses	369,505	271,054
Accrued interest payable	7,027,569	4,870,713
Notes, convertible notes, and debentures payable	17,092,778	15,145,698
Other debt obligations	1,021,061	1,000,000
Total Current Liabilities	27,146,465	22,895,958

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Notes, convertible notes, and debentures payable, net of current portion	3,871,382	3,025,325
Long-term debt obligation, net of current portion	688,941	490,000
Derivative liability	13,548,862	4,500,189
Long-term reclamation liability	1,309,528	1,186,966
Total Long-Term Debt and Other Long-Term Liabilities	19,418,713	9,202,480

Total Liabilities	46,565,178	32,098,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 19,406,382 (Sept. 30, 2010) and 18,310,339 (Dec. 31, 2009)	12,925	12,195
Additional paid-in capital	29,195,009	27,742,913
Accumulated deficit	(70,186,105)	(54,928,392)
Total Stockholders’ Deficit	(40,978,171)	(27,173,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,587,007	$4,925,154

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

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30,
	2010		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		31,828		37,604
Reclamation, exploration and test mining expenses		570,616		485,430
General and administrative		583,156		330,453
Consultants and professional fees		471,824		32,204
Total Cost and Expenses		1,657,424		885,691
LOSS FROM OPERATIONS		(1,657,424)		(885,691)

OTHER INCOME (EXPENSE):
Financing cost		―		(111,160)
Gain on sale of royalty		―		―
Derivative change in fair value		(5,953,651)		(42,643)
Interest expense		(1,093,831)		(1,693,994)
Total Other Expense		(7,047,482)		(1,847,797)

NET LOSS		$(8,704,906)		$(2,733,488)

Net loss per common share – basic and diluted		$(0.45)		$(0.15)

Basic and diluted weighted average common shares outstanding		19,169,218		18,079,535

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2010		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		178,884		114,073
Reclamation, exploration and test mining expenses		2,331,869		2,577,821
General and administrative		1,535,503		1,022,670
Consultants and professional fees		855,673		177,610
Total Cost and Expenses		4,901,929		3,892,174
LOSS FROM OPERATIONS		(4,901,929)		(3,892,174)

OTHER INCOME (EXPENSE):
Financing cost		(169,247)		(83,500)
Gain on sale		300,000		25,000
Derivative change in fair value		(7,472,128)		(1,898,838)
Interest expense		(3,014,408)		(3,296,145)
Total Other Expense		(10,355,783)		(5,253,483)

NET LOSS		$15,257,712)		$(9,145,657)

Net loss per common share – basic and diluted		$(0.81)		$(0.52)

Basic and diluted weighted average common shares outstanding		18,907,926		17,691,078

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month Period Ended September 30,
	2010		2009

OPERATING ACTIVITIES:
Net loss		$(15,257,712)		$(9,145,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		178,884		114,073
Stock warrants and stock based compensation		117,183		2,025,152
G Gain of sale of royalty interest		(300,000)		―
Interest paid through the issuance of stock		446,913		1,342,979
Accretion and debt discount interest		419,280		1,013,513
Payments through the issuance of company stock		34,000		36,000
Financing costs		169,247		52,500
Derivative change fair value		7,472,128		42,643
Net loss adjusted for non-cash operating activities		(6720,077)		(4,518,797)
Changes in operating assets and liabilities:
Prepaid and other current assets		(91,764)		―
Accounts payable		27,059		410,423
Accrued expenses		2,255,307		1,150,945
Other, net		―		―
NET CASH USED IN OPERATING ACTIVITIES		(4,529,475)		(2,957,429)

INVESTING ACTIVITIES:
Proceeds received from sale of royalty less acquisition of mineral claims		520,000		―
Acquisition of plant and equipment		(329,107)		(128,880)
NET PROVIDED BY (CASH USED) IN INVESTING ACTIVITIES		190,893		(128,880)

FINANCING ACTIVITIES:
Principal payments on other debt obligations		(504,998)		(37,040)
Net proceeds from the issuance of company stock		―		902,500
Proceeds from the issuance of convertible debentures, net of financing cost		4,700,000		1,995,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		4,195,002		2,860,460

DECREASE IN CASH AND CASH EQUIVALENTS		(143,580)		(225,849)
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER		246,214		322,938
CASH AND CASH EQUIVALENTS, END OF QUARTER		$102,634		$97,089
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES	$	―	$	―
INTEREST PAID		$55,475		$8,917

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine month Period Ended September 30,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest	$446,913		$1,342,979
Conversion of convertible debenture principal into company’s common shares	$835,483	$	―
Seller note for acquisition of land	$725,000		$120,000

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Nine months Period Ended September 30, 2010

(Common Stock Par value $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value $.000666 per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2008	16,904,742	$11,259	$24,961,957	$(48,863,723)	$(23,890,507)

Common stock issued for:
Debenture principal	133,264	89	192,179	—	192,268
Debenture interest	751,833	501	1,477,096	—	1,477,597
Employees	27,500	19	67,231	—	67,250
Private placement	493,000	327	902,173	—	902,500
Subtotal	1,405,597	936	2,638,679	—	2,639,615

Warrant cost and stock based option compensation			142,277		142,277

Net loss	—	—	—	(6,064,669)	(6,064,669)

December 31, 2009	18,310,339	$12,195	$27,742,913	$(54,928,392)	$(27,173,284)
Common stock issued for:
Debenture principal	703,770	468	835,015	—	835,483
Debenture interest	359,630	240	446,673	—	446,913
Employees	7,500	5	10,470	—	10,475
Consultant	25,000	17	33,983	—	34,000
Subtotal	1,095,900	730	1,326,141	—	1,326,871

Stock based option compensation and other, net			125,955	—	125,955

Other, net	143	—	—	(1)	142

Net loss	—	—	—	(15,257,712)	(15,257,712)

September 30, 2010	19,406,382	$12,925	$29,195,009	$(70,186,105)	$(40,978,171)

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

Note 1 - Basis of Presentation

COMSTOCK MINING Inc. is a Nevada-based gold and silver mining company with extensive, contiguous property in the Comstock Lode Mining District. The Comstock Mine Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. Access to the property is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

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

Our Company began acquiring properties in the Comstock district in 2003. Since then, we have secured permits, built an infrastructure and brought the exploration project into test mining production. We began further consolidating the Comstock district in 2005, by acquiring additional properties in the district, expanding our footprint and creating opportunities for exploration and mining. Because of the Comstock district’s historic significance and its world class bonanza precious metal grades, the geology is well known and extensively studied in detail by our Company, our advisors and many independent researchers. We have amassed the largest known library of historical data and detailed surface mapping and, in conjunction with drilling programs designed to expand the known historical data base, we have invested in our understanding of the Comstock’s structural geology and its broader geological footprint.

Our Company now owns or controls 6,412 acres of active lode mining claims in the Comstock district. The acreage is comprised of 892 acres of patented claims (private lands) and 5,520 acres of unpatented claims, Bureau of Land Management (BLM) administered. The project includes a heap leach processing facility that we will upgrade to accommodate our current production plans.

Note 2 — Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 3 — Going Concern

The accompanying consolidating financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has losses from operations and has no revenues from operations during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company incurred a net loss of $15,257,712. For the nine months ended September 30, 2010 the net cash used in operating activities was $4,529,475. The Shareholders’ deficit at September 30, 2010, totaled $40,978,171.

On October 20, 2010, the Company exchanged $29.4 million of note principal and related obligations, representing substantially all of its senior secured convertible and senior indebtedness, for shares of its newly created Series A Preferred Convertible Stock. This transaction cured all defaults under the terms of the notes being converted. On the same day, the Company received gross proceeds of $35.75 million ($32.6 million, net of transaction expenses) in conjunction with an equity raise to fund its working capital, exploration and capital requirements to commence mine production. The Company’s believes that it has sufficient funds to maintain and develop its operations beyond the next twelve months. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 4 — Summary of Significant Accounting Policies

Terms and Definitions

Company	COMSTOCK MINING Inc. and Subsidiaries
APB	Accounting Principles Board
ARB	Accounting Review Board
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
Plum LLC	Plum Mining Company, LLC
SAB	SEC Staff Accounting Bulletin
SEC	Securities Exchange Commission
SOP	Statement of Position

Summarized below are the significant accounting policies of COMSTOCK MINING Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: GoldSpring, LLC, The Plum Mining Company, LLC, and the Plum Mine Special Purpose Company LLC. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. Furthermore, convertible debenture, other notes obligations, and long-term debt and other liabilities payable amounts approximate fair value at September 30, 2010 and December 31, 2009.

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

Specifically, when we are in operational status, sales of gold and silver Dore are recorded when we issue a sell order instruction to our refiner, Johnson Matthey, to sell a specified quantity of metals. Sales orders are typically executed within 48 hours of receipt. Upon receipt of the sale order, Johnson-Matthey confirms quantities available and executes the sale at the current market price of the metals on the day and time of the sales order. We record revenues on the day the sales order is issued based on the confirmed quantity of metal at the confirmed market price. Proceeds from the sale of metals are typically wired to our bank within twenty-four hours.

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

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”).

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

Earnings Per Common Share

In calculating earnings per common share, we compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. For the three months ended September 30, 2010 and 2009, we had net losses for which the effect of common stock equivalents would be anti-dilutive. Accordingly only basic loss per share is presented.

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

ACCOUNTING STANDARDS UPDATES (ASU’s)

We do not expect any significant impact on our Company’s consolidated financial position or results of operations from other ASU’s issued but not effective until after September 30, 2010,

Note 4 — Mineral Rights

Mineral rights at September 30, 2010 and December 31, 2009, consisted of the following:

	Sept. 30, 2010	December 31, 2009
Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	—	69,138
Comstock Lode Claims	791,409	1,011,409
Water rights	90,000	90,000
Total Mineral Rights	$981,409	$1,270,547

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

During the third quarter 2010, we acquired additional mineral claims that totaled $30,000.

Note 5 — Property and Equipment, net

Plant and equipment at September 30, 2010 and December 31, 2009, consisted of the following:

	Sept 30, 2010	December 31, 2009
Land and Building	$3,352,443	$2,327,443
Vehicle and Equipment	314,094	302,094
Processing and Lab	719,528	704,528
Furniture and Fixtures	51,496	49,390
Property and Equipment	4,437,561	3,383,455
Less accumulated depreciation	(1,145,102)	(1,081,989)
Total Property and Equipment, net	$3,292,459	$2,301,466

On July 1, 2010, the Company obtained an exclusive 180-day exploration license with option to purchase four patented lode claims totaling 95 acres known as the Dayton property for $70,000.  This property is contiguous with the Company’s Spring Valley Dondero holdings.  Under the purchase option, the price for the property is $3,000,000 plus a 3% Net Smelter Return (NSR).  The Company will receive credit for the full purchase price through a reduction in the NSR by 75% until such time as the full $3,000,000 purchase price has been credited back.  The purchase price will be paid through an initial payment of $500,000, with the balance payable in 20 equal, quarterly installments of $125,000, with no interest.

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

During the nine month period ended September 30, 2010, we purchased additional equipment totaling $24,105.  The property and equipment additions include $10,000 for processing equipment, $12,000 for a used pickup truck and $2,105 for computers.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $63,114 and $63,049, respectively.  We use the straight-line method of depreciation for financial reporting purposes, depreciating buildings over 15 years and other assets over useful lives ranging from 3 to 10 years.

Note 6 – Reclamation Bond Deposit

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans that require review and approval by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require posted bonds for mining projects that assure safe, stable and productive post-mining land use. We secured a $1,106,882 mine reclamation financial assurance instrument through the Nevada Division of Minerals' Bond Pool Program pursuant to the approved Reclamation Plan, including a required cash deposit of $766,768.

Note 7 — Long-term Reclamation Liability and Deferred Reclamation Expense

Our long-term reclamation liability was $1,323,131 and $1,186,966 as of September 30, 2010 and December 31, 2009, respectively. This obligation provides reclamation for our Comstock Mine facility reclamation plan.  Our plan was submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. We also recorded a deferred reclamation expense of which the value is being amortized over the period of the anticipated land disturbance. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. The reclamation expense and the amortization of defined reclamation expense for the nine month period ended September 30, 2010 and 2009 were $110,748 and $112,242, respectively.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for our Comstock Project:

	9/30/10	12/31/09
Long-term reclamation liability beginning of period	$1,186,966	$1,105,342
Additional obligations incurred	58,447	―
Liabilities settled during the period	―	―
Increase in present value of the reclamation obligation (accretion expense)	64,115	81,624
Long-term asset reclamation liability	$1,309,528	$1,186,966

Following is a reconciliation of the aggregate long-lived deferred reclamation expense associated with on our reclamation plan for our Comstock Project:

	9/30/10	12/31/09
Net long-lived deferred reclamation expense beginning of period	$340,159	$408,190
Additional obligations incurred	58,447	―
Amortization of deferred reclamation expense	(46,633)	(68,031)
Long-lived deferred reclamation expense	$351,973	$340,159

Note 8 - Notes, Convertible Notes and Debentures Payable

The following is a summary of the Notes, Convertible Notes and Debentures Payable as of September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Convertible Debentures Payable – 2004 through August 2009	$14,442,778	$15,278,261
Promissory Notes Payable - 2005 through 2008	2,650,000	2,650,000
Convertible Notes Payable – December 2009 through June 2010, net	3,064,533	242,762
Convertible Notes Payable – June 2010, net	806,849	―
Subtotal	20,964,160	18,171,023
Less current portion	(17,092,778)	(15,145,698)
Long term portion	$3,871,382	$3,025,325

The following is a detailed presentation of each line item presented in the above table as of September 30, 2010 and December 31, 2009.

Convertible Debentures Payable - 2004 through August 2009.

	9/30/10	12/31/09
Convertible Debentures Payable – Investors	$1,078,157	$1,105,908
Convertible Debentures Payable - Mandatory Redemption payment	4,412,058	4,412,058
Convertible Notes Payable - 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable: June – November 2008	2,500,000	2,500,000
Convertible Notes Payable – July 2008 Longview Amended and Restated	2,782,563	2,782,563
Convertible Notes Payable – December 2008	500,000	500,000
Convertible Notes Payable – May – August 2009	1,000,000	1,807,732
Total	14,442,778	15,278,261

The terms of the convertible debentures payable included above are as follows:

Convertible Debentures Payable – Investors

During March 2004, we completed a private placement of securities (the “March Offering”), to a group of accredited institutional and individual investors ,which generated $10 million in gross proceeds . On November 30, 2004, we restructured the March Offering and entered into a new agreement (the “Subscription Agreement”) whereby we exchanged 108,696 shares of common stock and 108,696 warrants issued for convertible notes. These notes accrue interest at 15% per annum.  The principal amount of the note and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debentures.  These notes and related interest are currently due and payable.

 Convertible Debentures Payable – Mandatory Redemption Payment

 On March 31, 2005, the Winfield Group entered into a Settlement Agreement with the Company whereby the Winfield Group agreed to convert the $6.9 million obligation into Convertible Debentures (“the Debentures”).  These Debentures accrue interest at 18% per annum.  The principal amount of the Debentures and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the Debentures.  These Debentures and related interest are currently due and payable.

Convertible Notes Payable – 2006 & 2007

In August 2006, the Company entered into a loan agreement with the Winfield Group and Longview LP whereby they agreed to loan up to $2,200,000 in exchange for convertible debt and warrants.  A total of $2,170,000 was funded under this loan agreement. These notes accrue interest at 18% per annum.  The principal amount of the notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debentures.  These notes and related interest are currently due and payable.

Convertible Notes Payable: June – November 2008

In June 2008, the Company entered into a Loan Agreement with Winfield Group pursuant to which Winfield Group agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (the “Notes”). These Notes accrue interest at 9% per annum.  The principal amount of the Notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.  These Notes have been in default since late 2008 because we failed to make any monthly payment on the Notes. Pursuant to the terms and conditions of this Loan Agreement, the Notes become immediately payable upon default and thus the note balance has been recorded as a current liability.

Convertible Notes Payable – July 2008 (Longview Amended and Restated Note)

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated $2,782.563 Promissory Note issued by the Company in favor of Longview Fund, L.P. This note accrues interest at 11% per annum and is due and payable on July 10, 2011.  The principal amount of the note and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Convertible Notes Payable –December 2008

On December 8, 2008, we completed a $500,000 financing transaction with Winfield Group. In conjunction with this financing we issued to the Winfield Group notes that accrue interest at 9% per annum.  The principal amount of these notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.  Pursuant to the terms and conditions of the note agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability since December 31, 2009.

Convertible Notes Payable – May 2009- August 2009

On May 1, 2009, the Company secured a $2,000,000 commitment for additional convertible debt financing. The agreement, upon 30 days prior written notice, permitted the Company to request financing in tranches between $250,000 and $500,000 per request. Funding requests were permitted at any time between May 1, 2009 and August 28, 2009. The Company requested and received $2,000,000 from this financing.  These notes accrue interest at 9% per annum.  The principal amount of these notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $4.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date. Pursuant to the terms and conditions of the loan agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability.

The following summarizes the activity for Convertible Notes Payable:

	Note Balance 9/30/10	Note Balance 12/31/09

Balances beginning of period	$1.807,732	$—
Convertible Note	—	2,000,000
Principal Payments	(807,732)	(192,268)
Note Balance	1,000,000	1,807,732

Promissory Notes Payable –2005 through 2008

The Company has the following promissory notes payable as of September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Promissory Notes Payable-July 2005 Financing	$1,200,000	$1,200,000
Promissory Notes Payable-December 2007 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	600,000	600,000
Promissory Notes Payable-January 2008 Financing	250,000	250,000
	$2,650,000	$2,650,000

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

Promissory Notes Payable – December 2007 Financing

In December 2007, we completed a financing transaction with the Winfield Group. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date. We failed to make any payments on the notes; hence, they are in default and the original issue discount is fully amortized.

Promissory Notes Payable – January 2008 Financing

On January 31, 2008, we completed a financing transaction with the Winfield Group. The notes evidencing the loan bear interest at the rate of 18% per annum, payable on or prior to the one year anniversary of the respective loan date.  We failed to make any payments on the notes; hence, they are in default and the original issue discount is fully amortized.

Promissory Notes Payable – Plum Mine

We have a 5% interest bearing note payable note related to our purchase of the Plum Mining property. The note was payable on June 2006 and we are in default on this note. As of June 30, 2010 and December 31, 2009, we still had a $250,000 note balance due.  There is a first security interest on the assets of Plum Mining Property for this note.

Convertible Notes Payable– December 2009 through June 2010, net

On December 10, 2009, we secured a $4,500,000 commitment for additional convertible debt financing. This $4,500,000 convertible debt financing commitment was fully funded by the end of June 2010. These notes bear interest at a rate of 8% per annum and are payable on or prior to the three (3) year anniversary of the respective Loan Dates.  The terms of the notes provide a security interest in all of the assets of the Company and required the issuance of 1,125,000 warrants shares with an exercise price of $3.50 and a three (3) year term.   In addition, the Warrant Agreements contain anti-dilution protection provisions.   The principal amount of the notes and related interest amounts is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

The following summarizes the activity for Convertible Notes Payable:

	Note Balance as of 9/30/10	Note Balance as of 12/31/09

Beginning of period	$242,762	$—
Convertible Note	3,750,000	750,000
Debt Discount, net	(928,229)	(507,238)
End of period	$3,064,533	$242,762

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$750,000	$518,030	$1.34	559,701	23.0%	0.03
1,750,000	498,720	1.34	1,305,970	9.5%	0.07
2,000,000	753,105	1.34	1,492,537	12.6%	0.08

$4,500,000	$1,769,855	$1.34	3,358,208	13.1%	0.18

The debt discount consists of the initial fair value of the warrant liability of ($541,741) and the embedded conversion option liability of ($1,228,114), for a total of ($1,769,855).  (See Note 11)

Debt Discount at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Debt discount beginning balance – beginning of period	$(507,238)	$—
Debt discount – embedded conversion feature	(911,512)	(316,602)
Debt discount – detachable warrants	(340,313)	(201,428)
Less amortization of debt discount	323,596	10,792
Unamortized debt discount	$(1,435,467)	$(507,238)

Convertible Notes Payable– June 2010, net

On June 15, 2010 we completed a financing transaction through the issuance of convertible notes which provided us with $1,100,000 in funding.  The notes bear interest at a rate of 8% per annum and are payable on or prior to the three (3) year anniversary of the respective Loan Dates.  The terms of the notes provide a security interest in all of the assets of the Company and required the issuance of 275,000 warrants shares with an exercise price of $3.50 and a three (3) year term.   In addition, the Warrant Agreements contain anti-dilution protection provisions.   The principal amount of the notes and related interest amounts is convertible into Comstock Mining Common Stock at the lesser of (A) $2.00 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

The following summarizes the activity for Convertible Notes Payable:

	Note Balance as of 9/30/10	Note Balance as of 12/31/09

Beginning of period	$—	$—
Convertible Note	1,100,000	—
Debt Discount, net	(293,151)	—
End of period	$806,849	$—

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$1,100,000	$324,721	$1.34	783,582	10.3%	0.04

The debt discount consists of the fair value of the warrant liability of ($104,054) and the embedded conversion option of ($220,667), for a total of $(324,721). (See Note 11)

Debt Discount at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Debt discount beginning balance – beginning of period	$—	$—
Debt discount – embedded conversion feature	(220,667)	—
Debt discount – detachable warrants	(104,054)	—
Less amortization of debt discount	31,570	—
Unamortized debt discount	$(293,151)	$—

Note 9 - Debt Concentration

The Winfield Group is the largest lender to the Company.  At September 30, 2010, we had approximately $23.0 million of outstanding note principal of which $15.1 million or 66% was held by the Winfield Group.  In addition to the $15.1 principal owed to the Winfield Group, $6.0 million of unpaid interest was also due.  Had the Winfield Group converted all of its convertible principal and interest of $16.3 million into our common stock at September 30, 2010, we would have been obligated to issue the Winfield Group 10.1 million of our common shares representing 34.3% of our then outstanding common shares.   The amounts listed below have been reflected in the schedules presented in Note 8 and Note 10. Also, see Note 15 – Subsequent Events.

Debt Position with the Winfield Group
	At September 30, 2010
Note Descriptions (Winfield Group)	Principal	Unpaid Interest	Total

15% Convertible Notes Payable – Investors	$687,928	$67,862	$755,790
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,592,889	6,004,947
18% Convertible Notes Payable - 2006 – 2007	1,620,000	1,151,338	2,771,338
11% Convertible Notes Payable - June - November 2008	2,500,000	675,076	3,175,076
11% Convertible Notes Payable - December 2008	500,000	114,837	614,837
9% Convertible Notes Payable - May - August 2009	1,000,000	120,754	1,120,754
8% Convertible Notes Payable - December 2009	1,500,000	58,779	1,558,779
8% Convertible Notes Payable – June 2010	250,000	5,453	255,453
17% Promissory Note Payable - July 2005	1,200,000	1,671,915	2,871,915
18% Promissory Note Payable - December 2007 Financing	600,000	263,921	863,921
18% Promissory Note Payable - January 2008 Financing	600,000	248,612	848,612
5% Debt Seller Note (Plum Mine)	250,000	65,625	315,625

Total at September 30, 2010	$15,119,986	$6,037,061	$21,157,047

Note 10—Other Debt Obligation

Our other debt obligations as of September 30, 2010 and December 31, 2009 include the following:

	9/30/10	12/31/09
Debt –Note (Obester Property)	900,000	1,400,000
Debt - Note (Petrini)	90,000	90,000
Debt - Note (Donavan Property)	720,002	—
Subtotal	1,710,002	1,490,000
Less current portion	(1,021,061)	(1,000,000)
Long term portion of debt obligations	$688,941	$490,000

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

 Debt – Note (Obester Property) at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Beginning balance – beginning of period	$1,400,000	$—
Seller Note	—	1,400,000
Payments	(500,000)	—
Note balance	$900,000	$1,400,000

Debt - Note (Petrini Property)

On February 17, 2009 we purchased 4.79 acres in the Comstock District for $130,000.  We paid $40,000 in cash and financed the balance of $90,000 through a first deed of trust.  The note is interest only for two years and bears interest at 16% per annum. We have made our scheduled interest payments to date.  The note is due and payable on February 17, 2011.

Debt - Note (Donovan Property)

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

 Debt – Note (Donovan Property) at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Beginning balance – beginning of period	$—	$—
Seller Note	725,000	—
Payments	(4,998)	—
Note balance	$720,002	$—

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

•
The conversion feature is an embedded beneficial conversion feature, whereby debt is convertible into Comstock Mining’s Common Stock at approximately the lesser of (a) a fixed price or (b) 85% of market price (based on a “lookback” formula),

•	The embedded beneficial conversion feature is immediately exercisable,
•	Exercising the embedded beneficial conversion feature is not contingent on a future event,
•	The embedded beneficial conversion feature may be converted into cash or stock at the discretion of the issuer (Comstock Mining), and
•	The variable component of the conversion price is a fixed discount, there is no stated price floor or shares issued to cap to the potential number of conversion shares.

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

•	Detachable warrants are included with the debt offering, as debt “sweeteners,” that generally provide for exercise at a fixed price,
•	The warrants have anti-dilution protection,
•	There is no active trading market for our warrants, and
•	Comstock Mining may lack sufficient authorized shares to satisfy all conversion options if presented.

Although such warrants are typically considered equity instruments, the Company cannot be assured that it has sufficient authorized shares to execute the exercise if presented.  Accordingly, the Company is not “in control” of the exercise and recognition of the value of the conversion feature is deemed a liability for financial reporting purposes under the guidance offered in ASC 815.  In addition, the guidance offered in ASC 815, indicates that “if share settlement is not within the control of the Company an asset or liability classification is required.”  Consequently, we classified our warrants as liabilities and began to measure them at fair value in each subsequent reporting period.  See Note 12 for a discussion of fair value measurement.

A summary of the embedded conversion option liability and warrant liability is as follows:

	Embedded Conversion Option Liability	Warrant Liability	Total

Beginning balance Dec. 31, 2008	$5,088,333	$280,000	$5,368,333

Initial issuance note liability of new convertible notes and warrants	1,214,469	746,832	1,961,301
Change in Fair Value of liability during 2009	(3,558,743)	729,298	(2,829,445)
Liability at Dec. 31, 2009	2,744,059	1,756,130	4,500,189

Initial issuance note liability of new convertible notes	1,132,178	444,367	1,576,545
Change in Fair Value of liability during 2010	5,415,679	2,056,449	7,472,128
Liability at Sept. 30, 2010	9,291,916	$4,256,946	$13,548,862

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at September 30, 2010 and December 31, 2009, which are measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$13,548,862	$—	$—	$13,548,862
Total Liabilities	$13,548,862	$—	$—	$13,548,862

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$4,500,189	$—	$—	$4,500,189
Total Liabilities	$4,500,189	$—	$—	$4,500,189

As discussed in Note 11, the conversion feature liability represents the derivative component of convertible notes proceeds associated with the fair value of the embedded conversion features of our notes.  Warrant liabilities represent detachable warrants issued in association with various notes payable.

The fair values for the conversion feature and warrant liabilities included in Level 3 are estimated using industry standard valuation models, such as the Black-Scholes-Merton model.

 Gains (losses) from changes in fair values of the conversion feature and warrant liabilities that are not designated as hedges are recognized in other income (expense).   The amounts recognized during the fiscal quarter ended September 30, 2010 and the year ended December 31, 2009 are as follows:

	Liabilities
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging Instruments under ASC 815

Convertible features and warrants	Long-term liabilities	$13,548,862	Long-term liabilities	$4,500,189

Total Instruments not designated as hedging instruments under ASC 815		$13,548,862		$4,500,189

		Amount of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in income on Derivative	For the nine months ended September 30, 2010	For the year ended December 31, 2009

Convertible features and warrants	Interest Expense	$355,165	$1,454,063

Total:		$355,165	$1,454,063

The following table indicates the changes in fair value of the instruments:

Convertible Features and Warrants

Balances as of January 1, 2009	$5,368,333
Additions	1,961,302
Reductions	(2,829,446)
Balances as of December 31, 2009	4,500,189
Additions	9,048,673
Reductions	—
Balances as of September 30, 2010	$13,548,862

Note 13 — Stockholders’ Equity

Common stock was issued during the nine months ended September 30, 2010 and December 31, 2009 for the following purposes:

	Nine months ended 9/30/10		Year ended 12/31/09
	Share Issuances	Share Value	Share Issuances	Share Value
Debenture principal	703,770	$835,483	133,264	$192,268
Debenture Interest	359,630	446,913	751,833	1,477,597
Private placements	—	—	493,000	986,000
Consulting	25,000	34,000	—	—
Employees and directors	7,500	10,475	27,500	67,250
Other	143	—	—	—
Total	1,096,043	$1,326,871	1,405,597	$2,723,115

The following schedules provide additional detail on the summary listed above.

Debenture Principal and Debenture Interest for the nine month period ended September 30, 2010

The following represents principal and interest payments on debt, made during the nine months ended September 30, 2010, with the issuance of our common stock.  The shares were valued in accordance with each respective convertible note's term as disclosed in Note 8.

	Principal Payment		Interest Payment
Note Description	Number of Shares	Value of Shares	Number of shares	Value of Shares
Convertible Debentures Payable-Investors	25,467	$27,751	60,000	$67,728
Convertible Debentures Payable- Mandatory Redemption payment	—	—	125,000	141,000
Long-Term Convertible Notes – July 2008 (Longview Amended and Restated Note)	—	—	96,655	153,041
Convertible Notes: May 2009 – Aug. 2009	678,303	807,732	77,975	85,144

	703,770	$835,483	359,630	$446,913

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

Note 14 - Earnings Per Share

Basic earnings per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding.   For the nine month period ended September 30, 2010 and September 30, 2009, there were approximately 25.2 million and 12.3 million, respectively, of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in millions):

	For the nine Months Ended September 30 (in Thousands)
	2010	2009
Weighted average number of common shares outstanding – basic	18,908	17,691
Dilution from convertible debt, stock options and warrants	25,187	12,302
Weighted average number of common shares outstanding – diluted	44,095	29,993

 Note 15 – Subsequent Events (Debt Restructuring and Racapitalization)

On October 20, 2010, the Company completed three principal features of its previously announced restructuring and recapitalization plan. The completed features of the plan include (i) raising $35.75 million of new equity, (ii) exchanging all of the Company’s previously defaulted senior secured debt and related obligations for new equity and (iii) securing integral land mineral rights. The Board approved the strategic plan in April 2010 designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration.  The principal features of the plan encompassed a recapitalization and balance sheet restructuring (which included a reverse stock split, a debt-for-equity exchange, a land-for-debt exchange and a new capital raise to fund gold mine operations, exploration and development) and an operational and management restructuring.  The goal of the plan is to deliver stockholder value by commencing commercial mining and processing operations by 2011, with annual production rates of 20,000 gold equivalent ounces and by validating qualified resources (at least measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013.

Debt for Equity Exchange and New Equity Raise of $35.75 million

The Company exchanged substantially all of its senior secured convertible and senior indebtedness for shares of its newly created Series A-1 Preferred Convertible Stock (“Series A-1”) and Series A-2 Preferred Convertible Stock (“Series A-2,” and together with Series A-1, the “Series A”) pursuant to a Securities Purchase Agreement dated as of August 31, 2010 (the “Series A Purchase Agreement”). Each share of the Series A is convertible at the holder’s election into 1,536 shares of common stock, therefore converting into common stock at a conversion price per share of $0.6510. The common stock underlying the Series A is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 45.1 million shares of common stock.  The Company has approximately 20.9 million shares of common stock outstanding.

The notes and related interest exchanged for equity are as follows:

Debt Exchanged for Series A Preferred Convertible Stock
	At August 31, 2010
Note Descriptions	Principal	Unpaid Interest	Total

15% Convertible Notes Payable – Investors	$1,078,157	$264,131	$1,342,288
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,505,343	5,917,401
18% Convertible Notes Payable - 2006 – 2007	2,170,000	1,498,063	3.668,063
11% Convertible Notes Payable - June - November 2008	2,500,000	643,457	3,143,457
11% Convertible Note Payable - July 2008 Amended and Restated	2,782,563	204,776	2,987,339
11% Convertible Notes Payable - December 2008	500,000	108,803	608,803
9% Convertible Notes Payable - May - August 2009	1,000,000	112,300	1,112,300
8% Convertible Notes Payable - December 2009	4,500,000	165,135	4,665,135
8% Convertible Notes Payable - June 2010	1,100,000	16,558	1,116,558
17% Promissory Notes Payable - July 2005	1,200,000	1,631,552	2,831,552
18% Promissory Notes Payable - December 2007 Financing	600,000	251,154	851,154
18% Promissory Notes Payable - January 2008 Financing	600,000	236,071	836,071
5% Debt Seller Note (Plum Mine)	250,000	64,584	314,584

Total at August 31, 2010	$22,692,778	$6,701927	$29,394,705

On October 20, 2010,  the Company also raised $35.75 million in gross proceeds ($32.6 million, net of commissions and transaction related expenses) by issuing newly created Series B Preferred Convertible Stock (“Series B,” and together with the Series A, the “Preferred”) pursuant to a Securities Purchase Agreement dated as of October 20, 2010 (the “Series B Purchase Agreement”). Each share of the Series B is convertible at the holder’s election into 606.0606 shares of common stock, therefore converting into common stock at a conversion price per share of $1.6500. The common stock underlying the Series B is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 21.7 million shares of common stock.

The net proceeds the Company received from the sale of the Series B Preferred Stock was approximately $32.6 million after deducting commissions and the estimated expenses of the offering payable by the Company.  The Company intends to use the net proceeds to meet its initial capital and operating needs for the first three years of its strategic plan to accelerate mine development and production and continue exploration.   This includes approximately $8 million of capital expenditures associated with its leach pad expansion, new crushing unit and lab refurbishment and rolling stock, approximately $19 million for mine development, exploration and production start up costs and approximately $4 million for land acquisitions.  The remaining $1.75 million is reserved for general corporate purposes, including remaining feasibility studies.

US$ (in millions)

Capital Required for Production:
Mobile Mine Equipment	$2.50
Leach Pad Expansion	2.50
Crushing Plant & Lab Refurbishment	3.00

Exploration and Start Up:
Exploration & Mine Development	15.00
Production Start up	4.00
General Corporate Purposes/Feasibility	1.75

Land Acquisition	4.00

Transaction Fees and Related Expenses	3.00

Total:	$35.75

Pending the use of the proceeds described above, the Company may invest all or a portion of the proceeds of the offering in short-term deposits, including banker acceptances and short- term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

Each share of the Preferred has a stated value of $1,000 per share (the “Stated Value”) and a liquidation and change of control preference equal to the Stated Value plus accrued and unpaid dividends.  Each share of Series A-2 and Series B will automatically convert into shares of common stock at the conversion rates and prices then in effect any time after which the common stock is listed on an exchange and the volume weighted average price for each of any 20 trading days during any 30 consecutive trading day period exceeds $4.50 per share (as adjusted for stock splits and similar transactions). In the event that the Series A-2 and Series B is automatically converted, the holders of the Preferred will be entitled to a payment equal to the then net present value of future dividend payments such holders would have received up until the third anniversary of the issuance of such securities.

The Preferred is senior to all other classes of equity of the Company in the event of the liquidation or change of control of the Company and, commencing January 1, 2011, is entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing. The Preferred also contain provisions providing weighted average anti-dilution protection.

Each share of Preferred will entitle the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis); provided, that, for purposes of voting only, each share of Series A-1 held by Mr. John V. Winfield or his affiliates (the “Winfield Group”) shall be entitled to 5 times the number of votes per share of common stock to which it would otherwise be entitled. As long as 25% or more of the Preferred issued on or prior to October 20, 2010 is outstanding, the Company will not be permitted (subject to limited exceptions) without the consent of the Preferred, to incur indebtedness, grant liens, repurchase more than 5% of the common stock outstanding, enter into any transaction with an affiliate of the Company which is not on an arm’s length basis, enter into transactions with affiliates of officers or directors that provide for the payment of services in securities of the Company, amend its certificate of incorporation, by-laws, or a certificate of designations of the Preferred in a manner that adversely affects the interests of the Preferred, issue new series of preferred stock, pay dividends on equity junior to the Preferred, adopt an executive equity incentive plan which provides for the issuance of not greater than 6.0% of the fully diluted equity of the Company, enter into any transaction for the sale or pledge of a material asset of the Company, approve or consent to the initiation of a bankruptcy proceeding or issue any securities of the Company in exchange for services to a consultant.  A majority of the Preferred is generally required to provide consent; provided, that the Winfield Group must be part of that majority so long as the Winfield Group holds 25% or more of the Preferred.

In addition, as long as at least 25% of the Preferred issued on or prior to October 20, 2010, is still outstanding, and as long as the Winfield Group still holds at least 25% of the Preferred, the Company shall not, without the affirmative vote of the Winfield Group, enter into any transaction for the acquisition of any business, property or asset pursuant to which the Company will incur indebtedness to finance such acquisition in principal amount in excess of $500,000, pay any dividends to holders of Preferred in cash in an amount to exceed $500,000, engage in a private placement or public offering of any common stock or common stock equivalents of the Company, enter into a Change of Control Transaction (as defined in each certificate of designation) or enter into any transaction that would constitute a Fundamental Transaction (as defined in each certificate of designation).

In addition, as long as the Winfield Group holds 25% or more of the Preferred, (i) Mr. Winfield will be a member of the Company’s board of directors and (ii) the Winfield Group shall have the right, upon written request to the Company, to nominate a member of the Company’s board of directors (“Board Nominee”) and the Company shall take or cause to be taken all actions so that Mr. Winfield and the Board Nominee are each nominated and recommended for re-election to the board. The Board Nominee shall meet the requirements for an “independent director” under the listing rules of the principal exchange or market on which the common stock of the Company is then listed, satisfy the requirements set forth in the Company’s Corporate Governance Guidelines and Nominating and Governance Committee Charter as reasonably determined by the Nominating and Governance Committee of the board, and not be prohibited from serving as a director of the Company under Section 8 of the Clayton Antitrust Act or any other applicable law.  Alternatively, the Winfield Group can designate as the Board Nominee a member of the board of directors existing on the date hereof.

Holders of the Preferred will have registration rights with respect to the shares of common stock underlying the Preferred and also preemptive rights.  The Company will be obligated to file a registration statement or registration statements with respect to common stock underlying the Preferred within 45 days of filing its annual report on Form 10-K for the year ended December 31, 2010, and cause such registration statement(s) to be declared effective within one year from the date of issuance of the Preferred. The foregoing description of the Preferred and the specific terms of the Preferred, the Series A Purchase Agreement, the Series B Purchase Agreement and the registration rights is qualified in its entirety by reference to the provisions of the Series A Purchase Agreement, the Series B Purchase Agreement, the Series A-1 Certificate of Designations, the Series A-2 Certificate of Designations, the Series B Certificate of Designations, the Registration Rights Agreement pertaining to the Series A and the Registration Rights Agreement pertaining to the Series B as Exhibits 10.1, 10.2, 4.1, 4.2, 4.3, 10.3 and 10.4, respectively to the Company’s current report on Form 8-K filed with the SEC on October 21, 2010.

Joint Operating Venture for Production and Exploration Rights of Integral Comstock Properties

On October 21, 2010, the Company also announced its entry into an operating agreement to form an operating joint venture.  Consistent with the Company’s strategic plan, the Company will obtain the exclusive rights of production and exploration over certain property owned by DWC Resources, Inc. in Storey County, Nevada (the “DWC Property”) and two parcels leased by Mr. Winfield from the Sutro Tunnel Company in Storey County, Nevada (the “Sutro Property”) and Virginia City Ventures, Inc. (the “VCV Property”).  Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”) for Northern Comstock LLC (“Northern Comstock”), a newly formed Nevada limited liability company, DWC Resources, Inc. will contribute the DWC Property to Northern Comstock, Mr. Winfield will contribute his rights to the Sutro Property and the VCV Property to Northern Comstock and the Company will contribute 862.5 shares of Series A-1 and its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement will provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500.00, in the form of shares of Series A-1 or cash upon request of Northern Comstock (which request can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.  The Company had previously entered into letters of intent with respect to the DWC Property and Sutro Property on August 13, 2008, the terms of which are expressly superseded by the Operating Agreement. The Operating Agreement further provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain capital expenditures toward that end. Under the terms of the Operating Agreement (i) all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company after certain distributions to the other members of Northern Comstock; (ii) an annual distribution of 500 and 362.5 shares of Series A-1 will be set aside for distribution to DWC Resources, Inc. and Mr. Winfield, respectively, but such distribution will be retained by Northern Comstock unless DWC Resources, Inc. and Mr. Winfield otherwise instruct the Company to distribute the shares to them; and (iii) all other distributions of cash or other property of Northern Comstock shall be permitted only with the prior written consent of all members. The foregoing description of the Operating Agreement, and the specific terms of the Operating Agreement, is qualified in its entirety by reference to the provisions of Operating Agreement included as Exhibit 10.5 to the Company’s report on Form 8-K filed with the SEC on October 21, 2010.

The following table sets forth outstanding common shares of the Company as at October 20, 2010, (i) on an actual basis, and (ii) on an as adjusted basis giving effect to the issuance of the Series A Preferred and the Series B Preferred:

	As of October 20, 2010
	Actual	As Adjusted
Common and Preferred Stock
Common Stock Outstanding on October 20, 2010	20,484,456	20,484,456	(1)
Series A-1 Preferred Stock (on an as converted basis)		32,122,883	(2)
Series A-2 Preferred Stock (on an as converted basis)		13,030,274
Series B Preferred Stock (on an as converted basis)		21,666,666
Total Shares Outstanding (on an as converted basis)	20,484,456	87,304,279

(1) Does not include performance based management incentive program designed not to exceed 6% of the fully diluted equity of the Corporation after taking into account the recapitalization and balance sheet restructuring.  Includes 1,078,074 shares of common stock issued in October upon the cashless exercise of warrants issued in 2006 and 2007 to certain debt holders, 804,829 of which were issued to the Winfield Group.

(2) Does not include the issuance of shares of Series A-1 Preferred Stock potentially issuable as capital contributions to Northern Comstock LLC in the amount of 862.5 shares of Series A-1 Preferred Stock (convertible into approximately 1.3 million shares of Common Stock) on an annual basis. Under the terms of the Operating Agreement, if all required capital contributions were made in the form of Series A-1 Preferred Stock, up to 34,500 shares of Series A-1 Preferred Stock in the aggregate could be issued over the potential 40-year term of the Operating Agreement.  However, under the terms of the Operating Agreement, such capital contributions could also take the form of cash on an annual basis in the amount of $862,500.

Accounting for the Preferred Convertible Stock [and the Recapitalization]

Extinguishment of Debt

On October 20, 2010 the Company exchanged substantially all of its senior secured convertible and senior indebtedness for shares of its newly created Series A pursuant to the Series A Purchase Agreement. This exchange of Series A for debt was contingent on the successful closing of the issue of the Series B described earlier. This resulted in a substantial change between the embedded conversion rate in the original senior secured convertible debt and the Series A fixed conversion price of $0.6510 per share. In accordance with ASC 470-50 we have determined that the reacquisition price of the senior secured convertible and senior indebtedness will be based on the fair value of the Series A shares issued. We are at present completing an estimate of the fair value of the Series A issued and based on our preliminary estimate  believe that this value will exceed the existing carrying value of the senior secured convertible and senior indebtedness . As a result, we believe that a non-cash loss will result from the exchange of the Series A for the outstanding indebtedness and this loss on extinguishment of debt could be material.

Preference Convertible Shares

The newly created Series A and Series B have a coupon rate of 7.5%, liquidation preference, anti-dilutive protection and can be converted to common shares upon issuance.  Based on our review of ASC 480 and the applicable terms and conditions of the Series A, we concluded that these convertible preferred equity instruments are classified as temporary equity in the Company’s balance sheet.  We are also in the process of considering the accounting and classification of certain embedded features and terms attached to the Series A, and have concluded on a preliminary basis that the conversion feature is considered an embedded derivative that is required to be bifurcated from the carrying value of the equity instrument and will be accounted for as a derivative liability at fair value. This determination is based on the conclusion that certain of the anti-dilution adjustments attached to the Series A result in the conversion option not being indexed to the Company’s underlying equity.  Based on our preliminary estimates, we believe that this fair value of the derivative liability will be significant and may represent a majority of the carrying value of the Series A. As we continue to address the accounting for these shares further derivatives may be identified and bifurcated if they meet the separation criteria as prescribed by US GAAP.  The fair value of the derivatives will be determined each reporting period and any change in fair value will be recorded as “Derivative change in Fair Value” in the Statement of Operations.

Note 16 – Subsequent Events (Exercise of Warrants and Options)

In October 2010, all debt holders who were issued warrants in conjunction with the 2006 and 2007 convertible debt financing exercised 100% of those warrants.  The warrants had an exercise price of $0.8187 and the warrant holders elected the cashless exercise option.  The Company issued 1,078,075 shares of common stock to the warrant holders.

On November 2, 2010, Grenville Financial exercised 425,049 warrant shares electing the cashless exercise option and the Company issued 226,044 common shares.  The Company issued Grenville Financial 200,000 warrants with an exercise of $4.00 in conjunction with the May 2009 financing, but due to the anti–dilution provisions in the warrant agreement and subsequent financing, the warrant shares increased to 425,049 and the exercise price was reset to $1.88.  Although the Company had issued similar warrant agreements during 2009 and 2010, the other warrant holders, as part of the debt to equity exchange and recapitalization expressly agreed that the issuance of preferred stock shall not constitute a “Trigger Issuance” or any other similarly described event that would provide for an adjustment to the warrant shares.

On November 9, 2010, Legend Merchant Group, Inc. exercised 50,000 warrant shares electing the net issuance option (cashless exercise) and the Company issued 42,430 common shares.  These warrant shares were issued pursuant to a “Non-exclusive Financial Advisor Agreement” where Legend Merchant earned a fee of 10% of the monies raised for the December 2009 $4.5 million convertible debt financing in the form of warrant shares with an exercise price of $3.00 and a term of three (3) years.  The exercise price was reset to $0.651 due to the anti-dilution provisions in the Warrant Agreement and subsequent share issuances.

On November 3, 2010, the former Chief Operating Officer exercised 450,000 options using the net issue election (cashless exercise) and the Company issued 195,020 of its common shares.  The option exercise price was $1.926.

On November 9, 2010, two investors who had been issued warrants in conjunction with the January 2009 private placement exercised 162,500 warrants with an exercise price of $3.00 and a term of six years.  This was a cashless exercise and the Company issued 48,283 common shares.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months and nine months ended September 30, 2010, as well as our future results.

Overview

Comstock Mining Inc. (the “Company”) is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock district.  The Company began acquiring properties in the Comstock in 2003.  Since then, the Company has consolidated a substantial potion of the Comstock district, secured permits, built an infrastructure and brought the exploration project into test mining production.  We continue acquiring additional properties in the Comstock district, expanding our footprint and creating opportunities for exploration and mining.  The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commencing commercial mining and processing operations by 2011, with annual production rates of 20,000 gold equivalent ounces.

The Lucerne Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. The Dayton Project is located in Lyon County Nevada, approximately six [6] miles south of Virginia City.  Access to the properties is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

Because of the Comstock district’s historic significance and its world class bonanza of precious metal grades, the geology is well known and extensively studied by the Company, our advisors and many independent researchers. We have amassed the largest known library of historical data and detailed surface mapping. In conjunction with current drilling programs designed to expand the known historical data base, we have invested in our understanding of the Comstock’s structural geology as well as its broader geological footprint.

The Company’s Comstock Mine Project now consists of approximately 6,412 acres of active lode mining claims in the Comstock district. The acreage is comprised of 892 acres of patented claims (private lands) and 5,520 acres of unpatented claims, Bureau of Land Management (BLM) administered. The Project includes the Comstock Mine heap leach processing facility, which will be redesigned and constructed to accommodate our new production plans. In excess of 700 Reverse Circulation (RC) holes, drilled by the Company and our predecessors, have further defined our mine plan at the Lucerne and Billie the Kid open pits together with those along strike and down-dip. For our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

We produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006, at our Comstock Lode test mining operation and existing heap leach processing facilities.  Our test mining activities were concluded in January 2007, when we prioritized land consolidation and mine planning as our critical prerequisites for our longer-term production plans.

Strategic Plan and Management Reorganization

The Board approved a strategic plan in April 2010, designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration.  The principal features of the plan encompass a recapitalization and balance sheet restructuring (which included a reverse stock split, a debt-for-equity exchange, the securing of certain critical mineral rights and a new capital raise to fund gold mine operations, exploration and development) and an operational and management restructuring.  The goal of the plan is to deliver stockholder value by validating qualified resources (at least measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commencing commercial mining and processing operations by 2011, with annual production rates of 20,000 gold equivalent ounces.

On June 4, 2010, we received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the one-for-two hundred reverse stock split of our common stock previously approved by our stockholders.   The reverse stock split took effect on Monday, June 7, 2010

On October 20, 2010, the Company completed the three principal features of its previously announced restructuring and recapitalization plan. The completed features of the plan include (i) exchanging all of the Company’s previously defaulted senior secured debt and related obligations for new equity, (ii) raising $35.75 million of new equity, and (iii) securing integral land mineral rights.

Debt for Equity Exchange

The Company exchanged substantially all of its senior secured convertible and senior indebtedness for shares of its newly created Series A pursuant to the Series A Purchase Agreement. Each share of the Series A is convertible at the holder’s election into 1,536 shares of common stock, therefore converting into common stock at a conversion price per share of $0.6510. The common stock underlying the Series A is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 45.1 million shares of common stock.  The Company has approximately 20.9 million shares of common stock outstanding.

The notes and related interest exchanged for equity are as follows:

Debt Exchanged for Series A Preferred Convertible Stock
	At August 31, 2010
Note Descriptions	Principal	Unpaid Interest	Total

15% Convertible Notes Payable - Investors	$1,078,157	$264,131	$1,342,288
18% Convertible Debentures Payable - Mandatory Redemption Payment	4,412,058	1,505,343	5,917,401
18% Convertible Notes Payable - 2006 – 2007	2,170,000	1,498,063	3.668,063
11% Convertible Notes Payable - June - November 2008	2,500,000	643,457	3,143,457
11% Convertible Note Payable - July 2008 Amended and Restated	2,782,563	204,776	2,987,339
11% Convertible Notes Payable - December 2008	500,000	108,803	608,803
9% Convertible Notes Payable - May - August 2009	1,000,000	112,300	1,112,300
8% Convertible Notes Payable - December 2009	4,500,000	165,135	4,665,135
8% Convertible Notes Payable - June 2010	1,100,000	16,558	1,116,558
17% Promissory Notes Payable - July 2005	1,200,000	1,631,552	2,831,552
18% Promissory Notes Payable - December 2007 Financing	600,000	251,154	851,154
18% Promissory Notes Payable - January 2008 Financing	600,000	236,071	836,071
5% Debt Seller Note (Plum Mine)	250,000	64,584	314,584

Total at August 31, 2010	$22,692,778	$6,701927	$29,394,705

New Equity Raise of $35.75 million

The Company raised $35.75 million in gross proceeds ($32.6 million, net of commissions and transaction related expenses) by issuing newly created Series B pursuant to a the Series B Purchase Agreement. Each share of the Series B is convertible at the holder’s election into 606.0606 shares of common stock, therefore converting into common stock at a conversion price per share of $1.6500. The common stock underlying the Series B is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 21.7 million shares of common stock.

The net proceeds the Company received from the sale of the Series B Preferred Stock was approximately $32.6 million after deducting commissions and the estimated expenses of the offering payable by the Company.  The Company intends to use the net proceeds to meet its initial capital and operating needs for the first three years of its strategic plan to accelerate mine development and production and continue exploration.   This includes approximately $8 million of capital expenditures associated with its leach pad expansion, new crushing unit and lab refurbishment and rolling stock, approximately $19 million for mine development, exploration and production start up costs and approximately $4 million for land acquisitions.  The remaining $1.75 million is reserved for general corporate purposes, including remaining feasibility studies.

US$ (in millions)

Capital Required for Production:
Mobile Mine Equipment	$2.50
Leach Pad Expansion	2.50
Crushing Plant & Lab Refurbishment	3.00

Exploration and Start Up:
Exploration & Mine Development	15.00
Production Start up	4.00
General Corporate Purposes/Feasibility	1.75

Land Acquisition	4.00

Transaction Fees and Related Expenses	3.00

Total:	$35.75

Pending the use of the proceeds described above, the Company may invest all or a portion of the proceeds of the offering in short-term deposits, including banker acceptances and short- term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

Automatic conversion of Series A-2 and Series B

If the daily volume weighted average price exceeds $4.50 for any 20 Trading Days during any 30 consecutive Trading Day period starting on or after the Effective Date (Effective Date means the date that all common stock underlying the Series A and Series B have been registered for resale or may be sold without volume or manner of sale restrictions under Rule 144), then all outstanding shares of Series A-2 and Series B will be forced to convert into shares of common stock, based on the then-effective conversion price. The Company will provide each holder with notice within one trading day of meeting the requirements specifying the shares of preferred stock held by each holder and the date three trading days later when the conversion will take effect.

Securing Integral Land Mineral Rights.

On October 21, 2010, the Company also announced its entry into an operating agreement to form an operating joint venture.  Consistent with the Company’s strategic plan, the Company will obtain the exclusive rights of production and exploration the DWC Property,  the Sutro Property and the VCV Property.  Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC Resources, Inc. will contribute the DWC Property to Northern Comstock, Mr. Winfield will contribute his rights to the Sutro Property and the VCV Property to Northern Comstock and the Company will contribute 862.5 shares of Series A-1 and its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement will provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500.00, in the form of shares of Series A-1 or cash upon request of Northern Comstock (which request can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.  The Company had previously entered into letters of intent with respect to the DWC Property and Sutro Property on August 13, 2008, the terms of which are expressly superseded by the Operating Agreement. The Operating Agreement further provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain capital expenditures toward that end. Under the terms of the Operating Agreement all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company.

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

The information from these drill programs are be used in the development of a detailed mine design for reopening the mine, fine-tune our mineral processing procedures to maximize gold and silver recovery and updating our global resource estimates.  We continue to take all steps to resume production and we published our updated global resource report in August 2010.

The Company announced on November 8, 2010that it has begun a new drilling program at its Comstock Mine Project, under the direction of Mr. Larry Martin, Comstock Mining’s Chief Geologist.  The program includes over 100,000 feet of reverse circulation (RC) drilling, and has a planned duration of about seven months.  It includes development drilling in the Lucerne and Dayton Resource Areas, exploration drilling on certain high priority targets within the Company’s extensive Comstock district land holdings, and condemnation drilling in the areas designated for possible heap leach pad expansion.

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

In mid-2009, the Company was contacted by the United State Environmental Protection Agency (EPA) regarding the selection of the Company’s Plum Mine to be audited under the EPA’s Toxic Release Inventory (TRI) program. The Company engaged Enviroscientists, Inc., to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements. We have submitted all required reports for all periods under audit and believe the reporting for these periods are now in compliance. The audit may determine that the Company was not in compliance with the TRI reporting requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit. The Company believes it has since complied with these reporting requirements and does not believe this action or any possible penalties would be material.

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

On October 14, 2010, we acquired 26 unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County, Nevada.  The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode.  These claims adjoin and extend the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease has an initial term of 3 years and, in the event we determine that exploration results warrant further development, then the term can be extended initially for two additional six-year terms and then continuously thereafter as long as we are producing on property adjacent to or in the vicinity of these new claims. The agreement includes a 3% Net Smelter Return (NSR) royalty from production with the gold price capped at $2,000 per ounce.

We will continue our program to catalog and digitize our library of historic mining maps and reports, so that our team can leverage the knowledge accumulated by over 150 years of mining experience in the Comstock Lode.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three and nine months ended September 30, 2010 and 2009.

Comparative Financial Information

Three Months Ended September 30, 2010 and September 30, 2009:

	Quarter ended Sept. 30, 2010	Quarter ended Sept. 30, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	31,828	37,604	(5,776)

Reclamation, Exploration and Test Mining Expense	570,616	485,430	85,186

General and Administration	583,156	330,453	252,703

Consulting and Professional Service	471,824	32,204	439,620

Financing cost	—	111,160	(111,160)

Derivative change in fair value	5,953,651	42,643	5,911,008

Other – Gain on sale	—	—	—

Interest Expense	1,093,831	1,693,994	(600,163)

Net Loss	$(8,704,906)	(2,733,488)	5,971,418

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended September 30, 2010 and September 30, 2009.

Reclamation, Exploration and Test Mining Expenses were $ 85,186 greater for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in expenses during the third quarter 2010 reflects additional cost related to our 43-101 technical report that was published by Behre Dolbear.

Our third quarter 2010 General and Administrative expenses increased by $252,703 compared to the third quarter 2009.  This increase reflects higher labor costs, a land purchase option payment for our Comstock Project and related expenses incurred in conjunction with our recapitalization, including raising new equity capital. .

Consulting and professional expenses for the three month period ended September 30, 2010 were $471,824 compared to $32,204 for the three month ended September 30, 2009, amounting to $439,620 quarter over quarter increase.  This increase reflects higher legal fees associated restructuring and recapitalization, including raising new equity capital.

Derivative change in Fair Value increased in the third calendar quarter 2010 when compared to the same period in 2009 by $5,911,008. This negative variance reflects the quarter over quarter fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

Interest expense for the three month period ended September 30, 2010 decreased by $600,163 when compared to the same fiscal quarter in 2009. This net decrease reflects the issuance of additional interest bearing notes offset by a $712,603 reduction of debt discount amortization.

Nine Months Ended September 30, 2010 and September 30, 2009:

	Nine months ended Sept. 30, 2010	Nine months ended Sept. 30, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	178,884	114,073	64,811

Reclamation, Exploration and Test Mining Expense	2,331,869	2,577,821	(245,952)

General and Administration	1,535,503	1,022,670	512,833

Consulting and Professional Service	855,673	177,610	678,063

Financing cost	169,247	83,500	85,747

Derivative change in fair value	7,472,128	1,898,838	5,573,290

Other – Gain on sale	(300,000)	(25,000)	(275,000)

Interest Expense	3,014,408	3,296,145	(281,737)

Net Loss	$(15,257,712)	(9,145,657)	6,112,055

We did not produce or sell any gold or silver during the nine month period ended September 30, 2010 and September 30, 2009.

Reclamation, Exploration and Test Mining Expenses were $ 245,952 less for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease reflects the change in drilling activity in 2010 versus 2009.

General and administrative expenses increased by $512,833 in the third quarter of 2010 from the third quarter 2009.  This increase reflects the costs associated with the reverse stock-split proxy process, the restructuring and related expenses incurred in conjunction with our recapitalization, including raising new equity capital and higher labor costs.

Consulting and professional expenses for the nine month period ended September 30, 2010 were $855,673 compared to $177,610 for the nine month period ended September 30, 2009. The $678,063 increase in consulting and professional expenses reflects higher legal fees associated with affecting the reverse stock-split proxy process, the restructuring and recapitalization, including raising new equity capital.

The Financing costs in the nine-month period September 30, 2010 were $85,747 higher compared to the nine-month period ended September 30, 2009. This increase reflects financing fees associated with our 2010 financing activities.

 Derivative change in Fair Value increased in the nine month period ended September 30, 2010 when compared to the same period in 2009 by $5,573,290. This variance reflects the year over year fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

In January 2010, we sold a 0.6% royalty interest in our Obester Property to Precious Royalties for $550,000. After adjusting our mineral claim value for the sale, a gain of $300,000 was realized.

Interest expense for the nine month period ended September 30, 2010 decreased by $281,737 when compared to the same nine month period in 2009. This debt decrease reflects the issuance of additional interest bearing notes offset by a $597,131 reduction of debt discount amortization.

Liquidity and Capital Resources

On October 20, 2010, the Company raised $35.75 million in gross proceeds ($32.6 million, net of commissions and transaction related expenses) by issuing shares of a newly created Series B to fund the Company’s business plan to accelerate mine development and production and enhance exploration and exchanged all $29.4 million of its defaulted senior secured convertible notes and related obligations for shares of a newly created Series A. This transaction also cures all defaults under the terms of the notes being converted.  This funding meets our capital and working capital needs for production start up in 2011, exploration drilling under our three-year strategic plan and certain, additional land purchases.  However, we did not generate revenues or cash flows and we have yet to realize an operating profit at our Company. Although we previously had substantial doubt about our ability to continue as a going concern, as disclosed in the report of our independent registered public accounting firm in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and we believe this substantial doubt may no longer be applicable, our recurring losses and negative cash flow from operations require ongoing assessment about our ability to continue as a going concern.

The net proceeds the Company received from the sale of the Series B was approximately $32.6 million after deducting commissions and the estimated expenses of the offering payable by the Company.  The Company intends to use the net proceeds to meet its initial capital and operating needs for the first three years of its strategic plan to accelerate mine development and production and continue exploration.   This includes approximately $8 million of capital expenditures associated with its leach pad expansion, new crushing unit and lab refurbishment and rolling stock, approximately $19 million for mine development, exploration and production start up costs and approximately $4 million for land acquisitions.  The remaining $1.75 million is reserved for general corporate purposes, including remaining feasibility studies.

US$ (in millions)

Capital Required for Production:
Mobile Mine Equipment	$2.50
Leach Pad Expansion	2.50
Crushing Plant & Lab Refurbishment	3.00

Exploration and Start Up:
Exploration & Mine Development	15.00
Production Start up	4.00
General Corporate Purposes/Feasibility	1.75

Land Acquisition	4.00

Transaction Fees and Related Expenses	3.00

Total:	$35.75

Pending the use of the proceeds described above, the Company may invest all or a portion of the proceeds of the offering in short-term deposits, including banker acceptances and short-term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer have concluded that our internal control over disclosure controls and procedures as of September 30, 2010 were effective.

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

There have been no changes during the quarter ended September 30, 2010 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

As of September 30, 2010, we had current indebtedness of $24,804,004 million in addition to $7,027,569 million of current accrued interest payable. For the nine months ended September 30, 2010, we had a deficit of cash flows from operating activities of $4,529,475 million. Our substantial indebtedness, and our ability to incur additional indebtedness, may further negatively affect our cash flow and our ability to operate our business and react to changes in the economy or our industry.

Outstanding convertible securities and warrants may result in substantial dilution.

At September 30, 2010, we had outstanding 19,406,382 shares of common stock. In addition, we had outstanding convertible notes and related interest plus various common stock purchase warrants. At September 30, 2010, these notes, related interest and warrants were convertible into or exercisable for a total of approximately 27.4 million additional shares of our common stock, subject to further anti-dilution provisions.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Employees and directors

During the three month period ended September 30, 2010, the following shares were issued to employees and Company directors:

•
In August 2010, pursuant to his employment agreement, Mr. Larry Martin, our Chief Geologist, was issued a total of two thousand five hundred (2,500) of our unregistered common shares.  The value of the common shares at the time of issuance was $3,375, averaging $1.35 per share.  Shares are valued at the closing market price on date of issue.

Item 3. Defaults Upon Senior Securities

As of September 30, 2010, the Company is in default of the terms on several outstanding notes payable with the Winfield Group with principal balance due of $15,119,986 and accrued interest of $6,037,061. Because we are in default, the entire note balances of the defaulted notes have been recorded as current liabilities.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Consolidated Balance Sheet as of September 30, 2010 (Unaudited)

Consolidated Statement of Operations for the three-month periods ended September 30, 2010 and 2009 (Unaudited)

Consolidated Statement of Operations for the nine-month periods ended September 30, 2010 and 2009 (Unaudited)

Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2010 and 2009 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Deficit for the nine-month periods ended September 30, 2010 (Unaudited)

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

COMSTOCK MINING INC.
(Registrant)

Date: November 12, 2010	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 12, 2010	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer