Form 10-Q/A
period 2010-09-30
Comstock Mining Inc.
filed 2011-04-14
CIK 1120970

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Comstock Mining Inc. (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the United States Securities and Exchange Commission (“SEC”) on November 12, 2010 (the “Initial 10-Q”). Except as otherwise specifically noted, all information contained herein is as of September 30, 2010, and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial 10-Q.

This Amendment No. 1 is required to restate our condensed consolidated financial statements due to an error in the calculation of the fair value of derivative liabilities associated with the embedded conversion features of the various convertible debentures the Company exchanged for permanent equity in October in 2010.  The correction resulted in an additional non-cash expense for the three months and nine months ended September 30, 2010 of approximately $11.4 million.  In addition, $3,064,533 of defaulted convertible debentures were misclassified as long-term debt instead of current liabilities and we also misclassified certain amounts in the operating activities section of the condensed consolidated statements of cash flow.

For the convenience of the reader, this Amendment No. 1 sets forth the original filing in its entirety.  For additional information regarding the restatement, see Note 5 to our interim condensed consolidated financial statements appearing elsewhere in this report.  This Amendment No. 1 updated the information in Part 1, Items 1 and 2 of the Initial 10-Q for the affects of the restatement.

This Amendment No. 1 includes changes in “Item 4 — Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from material weaknesses in our internal control over financial reporting relating to the above described restatements. The Company has implemented certain changes in our internal controls as of the date of this report to address these material weaknesses. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 4 — Controls and Procedures.”

Statement Regarding Forward-Looking Statements

This Amendment No. 1  contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements contained in this Amendment No. 1, other than statements of historical facts, are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements about matters such as: future prices and sales of and demand for our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature, timing and accounting for restructuring charges, gains or loses on debt extinguishment,  derivative liabilities and the impact thereof; productivity, business process, rationalization, restructuring, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; offerings, sales and other actions regarding debt or equity securities; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.  The words "believe," "expect," "anticipate," "estimate," "project," "plan," "should," "intend," "may," "will," "would," "potential" and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.

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

PART I.
Item 1. Financial Statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2010 (As Restated)	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,634	$246,214
Prepaid expenses	91,764	―
Total Current Assets	194,398	246,214

MINERAL RIGHTS, PLANT AND EQUIPMENT
Mineral rights	981,409	1,270,547
Plant and equipment, net	3,292,459	2,301,466
Total Mineral Rights, Plant and Equipment	4,273,868	3,572,013

RECLAMATION BOND DEPOSIT	766,768	766,768
LONG-LIVED DEFERRED RECLAMATION EXPENSE	351,973	340,159

TOTAL ASSETS	$5,587,007	$4,925,154

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Sept. 30, 2010 (As Restated)	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,635,552	$1,608,493
Accrued expenses	369,505	271,054
Accrued interest payable	7,027,569	4,870,713
Notes, convertible notes, and debentures payable	20,157,311	15,145,698
Other debt obligations	1,021,061	1,000,000
Total Current Liabilities	30,210,998	22,895,958

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Notes, convertible notes, and debentures payable, net of current portion	806,849	3,025,325
Long-term debt obligation, net of current portion	688,941	490,000
Derivative liability	24,926,949	4,500,189
Long-term reclamation liability	1,309,528	1,186,966
Total Long-Term Debt and Other Long-Term Liabilities	27,732,267	9,202,480

Total Liabilities	57,943,265	32,098,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.000666 par value 3,950,000,000 shares authorized, shares issued and outstanding were 19,406,382 (Sept. 30, 2010) and 18,310,339 (Dec. 31, 2009)	12,925	12,195
Additional paid-in capital	29,195,009	27,742,913
Accumulated deficit	(81,564,192)	(54,928,392)
Total Stockholders’ Deficit	(52,356,258)	(27,173,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,587,007	$4,925,154

On June 4, 2010, we received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the one-for-two hundred reverse stock split of our common stock previously approved by our stockholders and announced on May 10, 2010.   The reverse stock split took effect on Monday, June 7, 2010 (“Effective Date”).  Accordingly, the condensed consolidated balance sheet above and the following condensed consolidated financial statements reflect post reverse split common shares.

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30,
	2010 (As Restated)		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		31,828		37,604
Reclamation, exploration and test mining expenses		570,616		485,430
General and administrative		583,156		330,453
Consultants and professional fees		471,824		32,204
Total Cost and Expenses		1,657,424		885,691
LOSS FROM OPERATIONS		(1,657,424)		(885,691)

OTHER INCOME (EXPENSE):
Financing cost		―		(111,160)
Gain on sale of royalty		―		―
Derivative change in fair value		(17,331,739)		(42,643)
Interest expense		(1,093,831)		(1,693,994)
Total Other Expense		(18,425,570)		(1,847,797)

NET LOSS		$(20,082,994)		$(2,733,488)

Net loss per common share – basic and diluted		$(1.05)		$(0.15)

Basic and diluted weighted average common shares outstanding		19,169,218		18,079,535

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2010 (As Restated)		2009

REVENUE FROM GOLD SALES, Net	$	―	$	―
COST AND EXPENSES
Depletion, depreciation and amortization		178,884		114,073
Reclamation, exploration and test mining expenses		2,331,869		2,577,821
General and administrative		1,535,503		1,022,670
Consultants and professional fees		855,673		177,610
Total Cost and Expenses		4,901,929		3,892,174
LOSS FROM OPERATIONS		(4,901,929)		(3,892,174)

OTHER INCOME (EXPENSE):
Financing cost		(169,247)		(83,500)
Gain on sale		300,000		25,000
Derivative change in fair value		(18,850,216)		(1,898,838)
Interest expense		(3,014,408)		(3,296,145)
Total Other Expense		(21,733,871)		(5,253,483)

NET LOSS		$(26,635,800)		$(9,145,657)

Net loss per common share – basic and diluted		$(1.41)		$(0.52)

Basic and diluted weighted average common shares outstanding		18,907,926		17,691,078

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010 (As Restated)		2009 (As Restated)

OPERATING ACTIVITIES:
Net loss		$(26,635,800)		$(9,145,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization		178,884		114,073
Stock warrants and stock based compensation		117,183		168,957
G Gain of sale of royalty interest		(300,000)		―
Interest paid through the issuance of stock		446,913		1,342,979
Accretion and debt discount interest		419,280		1,013,513
Payments through the issuance of company stock		34,000		36,000
A Amortization of debt issuance costs		169,247		52,500
Derivative change in fair value		18,850,216		1,898,838
Changes in operating assets and liabilities:
Prepaid and other current assets		(91,764)		―
Accounts payable		27,059		410,423
Accrued expenses and accrued interest payable		2,255,307		1,150,945
Other, net		―		―
NET CASH USED IN OPERATING ACTIVITIES		(4,529,475)		(2,957,429)

INVESTING ACTIVITIES:
Proceeds received from sale of mineral claims		520,000		―
Acquisition of plant and equipment		(329,107)		(128,880)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		190,893		(128,880)

FINANCING ACTIVITIES:
Principal payments on other debt obligations		(504,998)		(37,040)
Net proceeds from the issuance of company stock		―		902,500
Proceeds from the issuance of convertible debentures, net of financing cost		4,700,000		1,995,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		4,195,002		2,860,460

DECREASE IN CASH AND CASH EQUIVALENTS		(143,580)		(225,849)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		246,214		322,938
CASH AND CASH EQUIVALENTS, END OF PERIOD		$102,634		$97,089
SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES PAID	$	―	$	―
INTEREST PAID		$55,475		$8,917

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2010 (As Restated)	2009
Supplemental disclosure of non-cash investing and financing activities:

Issuance of company stock for interest	$446,913		$1,342,979
Conversion of convertible debenture principal into company’s common shares	$835,483	$	―
Seller note for acquisition of land	$725,000		$120,000

See accompanying notes to the condensed consolidated financial statements.

COMSTOCK MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Nine months Period Ended September 30, 2010

(Common Stock Par value $.000666 per share; 3,950,000,000 shares authorized
Preferred Stock Par Value $.000666 per share; 50,000,000 shares authorized)

	Common Shares Issued	Par value $.000666 per share	Additional Paid-in Capital	Accumulated Deficit	Total

December 31, 2008	16,904,742	$11,259	$24,961,957	$(48,863,723)	$(23,890,507)

Common stock issued for:
Debenture principal	133,264	89	192,179	—	192,268
Debenture interest	751,833	501	1,477,096	—	1,477,597
Employees	27,500	19	67,231	—	67,250
Private placement	493,000	327	902,173	—	902,500
Subtotal	1,405,597	936	2,638,679	—	2,639,615

Warrant cost and stock based option compensation			142,277		142,277

Net loss	—	—	—	(6,064,669)	(6,064,669)

December 31, 2009	18,310,339	$12,195	$27,742,913	$(54,928,392)	$(27,173,284)
Common stock issued for:
Debenture principal	703,770	468	835,015	—	835,483
Debenture interest	359,630	240	446,673	—	446,913
Employees	7,500	5	10,470	—	10,475
Consultant	25,000	17	33,983	—	34,000
Subtotal	1,095,900	730	1,326,141	—	1,326,871

Stock based option compensation			125,955	—	125,955

Other, net	143	—	—	(1)	142

Net loss (As Restated)	—	—	—	(26,635,800)	(26,635,800)

September 30, 2010 (As Restated)	19,406,382	$12,925	$29,195,009	$(81,564,192)	$(52,356,258)

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

On June 4, 2010, we received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the one-for-two hundred reverse stock split of our common stock previously approved by our stockholders and announced on May 10, 2010.   The reverse stock split took effect on Monday, June 7, 2010 (“Effective Date”).  Accordingly, the condensed consolidated financial statements reflect the retroactive effect of the post reverse stock split.

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

Note 3 — Going Concern

The accompanying consolidating financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has losses from operations and has no revenues from operations during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company incurred a net loss of $26,635,800. For the nine months ended September 30, 2010 the net cash used in operating activities was $4,529,475. The Shareholders’ deficit at September 30, 2010, totaled $52,356,258.

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

ACCOUNTING STANDARDS UPDATES (ASU’s)

We do not expect any significant impact on our Company’s consolidated financial position or results of operations from other ASU’s issued but not effective until after September 30, 2010,

Note 5—Restatement

Subsequent to the issuance of the September 30, 2010 condensed consolidated financial statements, the Company identified an error in calculating the fair value of derivative liabilities associated with the embedded beneficial conversion features of the various convertible debentures. The impact of this error was a non-cash understatement of third quarter 2010 change in fair market value expense of $11,378,088 and an understatement in derivative liabilities.  In addition, we misclassified $3,064,533 of defaulted convertible debentures as long-term instead of current liabilities.  The condensed consolidated financial statements as of September 30, 2010 have been restated to correct this misclassification, and we corrected misclassified amounts within the operating activities section of the condensed consolidated statements of cash flows. There was not net impact to the total cash used in operating activities.

The effect of the restatement on the condensed consolidated statement of operations for the nine months ended September 30, 2010 is as follows:

	As Previously
	Reported	As Restated
Derivative change in fair value	$(7,472,128)	$(18,850,216)
Total Other Expense	(10,355,783)	(21,733,871)
Net Loss	(15,257,712)	(26,635,800)

Net loss per common share – basic and diluted	$(0.81)	$(1.41)

The effect of the restatement on the condensed consolidated statement of operations for the three months ended September 30, 2010 is as follows:

	As Previously
	Reported	As Restated
Derivative change in fair value	$(5,953,651)	$(17,331,739)
Total Other Expense	(7,047,482)	(18,425,570)
Net Loss	(8,704,906)	(20,082,994)

Net loss per common share – basic and diluted	$(0.45)	$(1.05)

The effect of the restatement on the condensed consolidated balance sheet at September 30, 2010 is as follows:

	As Previously
	Reported	As Restated
Notes, convertible notes, and debentures payable	$17,092,778	$20,157,311
Total Current Liabilities	27,146,465	30,210,998
Notes, convertible notes, and debentures payable, net of current portion	3,871,382	806,849
Derivative liability	13,548,862	24,926,949
Total Long-Term Debt and Other Long-Term Liabilities	19,418,713	27,732,267
Total Liabilities	46,565,178	57,943,265
Accumulated deficit	(70,186,105)	(81,564,192)
Total Stockholders’ Deficit	$(40,978,171)	$(52,356,258)

The effect of the restatement on the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 is as follows:

	2010		2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net loss	$(15,257,712)	$(26,635,800)	$—	$—
Derivative change in fair value	7,472,127	$18,850,216	42,643	1,898,838
Stock warrants and stock based compensation	—	—	2,025,152	168,957

The effect of the restatement on the condensed consolidated statement of changes in stockholders’ deficit for the nine month period ended September 30, 2010 is as follows:

	As Previously
	Reported	As Restated
Net loss	$(15,257,712)	$(26,635,800)
Accumulated deficit	(70,186,105)	(81,564,192)
Total Shareholders’ Deficit as of September 30, 2010	$(40,978,171)	$(52,356,258)

Note 6— Mineral Rights

Mineral rights at September 30, 2010 and December 31, 2009, consisted of the following:

	Sept. 30, 2010	December 31, 2009
Comstock Placer Claims	$100,000	$100,000
Big Mike Copper Claims	—	69,138
Comstock Lode Claims	791,409	1,011,409
Water rights	90,000	90,000
Total Mineral Rights	$981,409	$1,270,547

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

Note 7 — Property and Equipment, net

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

Note 8 – Reclamation Bond Deposit

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

Note 9 — Long-term Reclamation Liability and Deferred Reclamation Expense

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

Following is a reconciliation of the aggregate long-lived deferred reclamation expense associated with on our reclamation plan for our Comstock Project:

	9/30/10	12/31/09
Net long-lived deferred reclamation expense beginning of period	$340,159	$408,190
Additional obligations incurred	58,447	―
Amortization of deferred reclamation expense	(46,633)	(68,031)
Long-lived deferred reclamation expense	$351,973	$340,159

Note 10 - Notes, Convertible Notes and Debentures Payable

The following is a summary of the Notes, Convertible Notes and Debentures Payable as of September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Convertible Debentures Payable – 2004 through August 2009	$14,442,778	$15,278,261
Promissory Notes Payable - 2005 through 2008	2,650,000	2,650,000
Convertible Notes Payable – December 2009 through June 2010, net	3,064,533	242,762
Convertible Notes Payable – June 2010, net	806,849	―
Subtotal	20,964,160	18,171,023
Less current portion	(20,157,311)	(15,145,698)
Long term portion	$806,849	$3,025,325

The following is a detailed presentation of each line item presented in the above table as of September 30, 2010 and December 31, 2009.

Convertible Debentures Payable - 2004 through August 2009.

	9/30/10	12/31/09
Convertible Debentures Payable – Investors	$1,078,157	$1,105,908
Convertible Debentures Payable - Mandatory Redemption payment	4,412,058	4,412,058
Convertible Notes Payable - 2006 & 2007	2,170,000	2,170,000
Convertible Notes Payable: June – November 2008	2,500,000	2,500,000
Convertible Notes Payable – July 2008 Longview Amended and Restated	2,782,563	2,782,563
Convertible Notes Payable – December 2008	500,000	500,000
Convertible Notes Payable – May – August 2009	1,000,000	1,807,732
Total	14,442,778	15,278,261

The terms of the convertible debentures payable included above are as follows:

Convertible Debentures Payable – Investors

During March 2004, we completed a private placement of securities (the “March Offering”), to a group of accredited institutional and individual investors ,which generated $10 million in gross proceeds . On November 30, 2004, we restructured the March Offering and entered into a new agreement (the “Subscription Agreement”) whereby we exchanged 108,696 shares of common stock and 108,696 warrants issued for convertible notes. These notes accrue interest at 15% per annum.  The principal amount of the note and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debentures.  These notes and related interest are currently due and payable.

 Convertible Debentures Payable – Mandatory Redemption Payment

 On March 31, 2005, the Winfield Group entered into a Settlement Agreement with the Company whereby the Winfield Group agreed to convert the $6.9 million obligation into Convertible Debentures (“the Debentures”).  These Debentures accrue interest at 18% per annum.  The principal amount of the Debentures and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the Debentures.  These Debentures and related interest are currently due and payable.

Convertible Notes Payable – 2006 & 2007

In August 2006, the Company entered into a loan agreement with the Winfield Group and Longview LP whereby they agreed to loan up to $2,200,000 in exchange for convertible debt and warrants.  A total of $2,170,000 was funded under this loan agreement. These notes accrue interest at 18% per annum.  The principal amount of the notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the common stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding the date the Company was obligated to pay the debentures.  These notes and related interest are currently due and payable.

Convertible Notes Payable: June – November 2008

In June 2008, the Company entered into a Loan Agreement with Winfield Group pursuant to which Winfield Group agreed to loan the Company $2,500,000 no later than December 31, 2008 through issuance of a series of secured notes (the “Notes”). These Notes accrue interest at 9% per annum.  The principal amount of the Notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.  These Notes have been in default since late 2008 because we failed to make any monthly payment on the Notes. Pursuant to the terms and conditions of this Loan Agreement, the Notes become immediately payable upon default and thus the note balance has been recorded as a current liability.

Convertible Notes Payable – July 2008 (Longview Amended and Restated Note)

On July 10, 2008, the Company amended $2,175,000 principal amount of unsecured promissory notes issued to Longview Fund, L.P. through the issuance of an Amended and Restated $2,782.563 Promissory Note issued by the Company in favor of Longview Fund, L.P. This note accrues interest at 11% per annum and is due and payable on July 10, 2011.  The principal amount of the note and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

Convertible Notes Payable –December 2008

On December 8, 2008, we completed a $500,000 financing transaction with Winfield Group. In conjunction with this financing we issued to the Winfield Group notes that accrue interest at 9% per annum.  The principal amount of these notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.  Pursuant to the terms and conditions of the note agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability since December 31, 2009.

Convertible Notes Payable – May 2009- August 2009

On May 1, 2009, the Company secured a $2,000,000 commitment for additional convertible debt financing. The agreement, upon 30 days prior written notice, permitted the Company to request financing in tranches between $250,000 and $500,000 per request. Funding requests were permitted at any time between May 1, 2009 and August 28, 2009. The Company requested and received $2,000,000 from this financing.  These notes accrue interest at 9% per annum.  The principal amount of these notes and related interest is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date. Pursuant to the terms and conditions of the loan agreement, the notes became immediately payable upon default and thus the note balance has been recorded as a current liability.

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

Convertible Notes Payable– December 2009 through June 2010, net

On December 10, 2009, we secured a $4,500,000 commitment for additional convertible debt financing. This $4,500,000 convertible debt financing commitment was fully funded by the end of June 2010. These notes bear interest at a rate of 8% per annum and are payable on or prior to the three (3) year anniversary of the respective Loan Dates.  The terms of the notes provide a security interest in all of the assets of the Company and required the issuance of 1,125,000 warrants shares with an exercise price of $3.50 and a three (3) year term.   In addition, the Warrant Agreements contain anti-dilution protection provisions.   The principal amount of the notes and related interest amounts is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

The following summarizes the activity for Convertible Notes Payable:

	Note Balance as of 9/30/10	Note Balance as of 12/31/09

Beginning of period	$242,762	$—
Convertible Note	3,750,000	750,000
Debt Discount, net	(928,229)	(507,238)
End of period	$3,064,533	$242,762

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$750,000	$518,030	$1.20	625,000	23.0%	0.03
1,750,000	498,720	1.20	1,458,333	9.5%	0.07
2,000,000	753,105	1.20	1,666,667	12.6%	0.08

$4,500,000	$1,769,855	$1.20	3,750,000	13.1%	0.18

The debt discount consists of the initial fair value of the warrant liability of ($541,741) and the embedded conversion option liability of ($1,228,114), for a total of ($1,769,855).  (See Note 13)

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

Convertible Notes Payable– June 2010, net

On June 15, 2010 we completed a financing transaction through the issuance of convertible notes which provided us with $1,100,000 in funding.  The notes bear interest at a rate of 8% per annum and are payable on or prior to the three (3) year anniversary of the respective Loan Dates.  The terms of the notes provide a security interest in all of the assets of the Company and required the issuance of 275,000 warrants shares with an exercise price of $3.50 and a three (3) year term.   In addition, the Warrant Agreements contain anti-dilution protection provisions.   The principal amount of the notes and related interest amounts is convertible into Comstock Mining Common Stock at the lesser of (A) $1.20 per share, or (B) .85 multiplied by the “Volume Weighted Average Price” for the Borrower’s Common Stock for the five trading days immediately prior to the Conversion Date.

The following summarizes the activity for Convertible Notes Payable:

	Note Balance as of 9/30/10	Note Balance as of 12/31/09

Beginning of period	$—	$—
Convertible Note	1,100,000	—
Debt Discount, net	(293,151)	—
End of period	$806,849	$—

Note Principal	Debt Discount	Conversion Price per Share	Number of Shares Underlying Convertible Note	Effective Interest Rate	Earnings per Share Impact
$1,100,000	$324,721	$1.20	916,667	10.3%	0.04

The debt discount consists of the fair value of the warrant liability of ($104,054) and the embedded conversion option of ($220,667), for a total of $(324,721). (See Note 13)

Debt Discount at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
Debt discount beginning balance – beginning of period	$—	$—
Debt discount – embedded conversion feature	(220,667)	—
Debt discount – detachable warrants	(104,054)	—
Less amortization of debt discount	31,570	—
Unamortized debt discount	$(293,151)	$—

Note 11 - Debt Concentration

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

Note 12—Other Debt Obligation

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

Note 13 – Financial Instruments and Derivatives

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

A summary of the embedded conversion option liability and warrant liability is as follows:

	Embedded Conversion Option Liability	Warrant Liability	Total

Beginning balance Dec. 31, 2008	$5,088,333	$280,000	$5,368,333

Initial issuance note liability of new convertible notes and warrants	1,214,469	746,832	1,961,301
Change in Fair Value of liability during 2009	(3,558,743)	729,298	(2,829,445)
Liability at Dec. 31, 2009	2,744,059	1,756,130	4,500,189

Initial issuance note liability of new convertible notes	1,132,177	444,367	1,576,544
Change in Fair Value of liability during 2010	16,793,767	2,056,449	18,850,216
Liability at Sept. 30, 2010	20,670,003	$4,256,946	$24,926,949

Note 14 – Fair Value Measurements

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at September 30, 2010 and December 31, 2009, which are measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$24,926,949	$—	$—	$24,926,949
Total Liabilities	$24,926,949	$—	$—	$24,926,949
		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible features and warrants	$4,500,189	$—	$—	$4,500,189
Total Liabilities	$4,500,189	$—	$—	$4,500,189

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

 Gains (losses) from changes in fair values of the conversion feature and warrant liabilities that are not designated as hedges are recognized in other income (expense).   The amounts recognized during the fiscal quarter ended September 30, 2010 and the year ended December 31, 2009 are as follows:

	Liabilities
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging Instruments under ASC 815

Convertible features and warrants	Long-term liabilities	$24,926,949	Long-term liabilities	$4,500,189

Total Instruments not designated as hedging instruments under ASC 815		$24,926,949		$4,500,189

		Amount of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in income on Derivative	For the nine months ended September 30, 2010	For the year ended December 31, 2009

Convertible features and warrants	Interest Expense	$355,165	$1,454,063

Total:		$355,165	$1,454,063

The following table indicates the changes in fair value of the instruments:

Convertible Features and Warrants

Balances as of January 1, 2009	$5,368,333
Additions	1,961,302
Reductions	(2,829,446)
Balances as of December 31, 2009	4,500,189
Additions	20,426,760
Reductions	—
Balances as of September 30, 2010	$24,926,949

Note 15 — Stockholders’ Equity

Common stock was issued during the nine months ended September 30, 2010 and December 31, 2009 for the following purposes:

	Nine months ended 9/30/10		Year ended 12/31/09
	Share Issuances	Share Value	Share Issuances	Share Value
Debenture principal	703,770	$835,483	133,264	$192,268
Debenture Interest	359,630	446,913	751,833	1,477,597
Private placements	—	—	493,000	986,000
Consulting	25,000	34,000	—	—
Employees and directors	7,500	10,475	27,500	67,250
Other	143	—	—	—
Total	1,096,043	$1,326,871	1,405,597	$2,723,115

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

Note 16 - Earnings Per Share

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

 Note 17– Subsequent Events (Debt Restructuring and Recapitalization)

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

Accounting for the Preferred Convertible Stock and the Recapitalization

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

Note 18 – Subsequent Events (Exercise of Warrants and Options)

In October 2010, all debt holders who were issued warrants in conjunction with the 2006 and 2007 convertible debt financing exercised 100% of those warrants.  The warrants had an exercise price of $0.8187and the warrant holders elected the cashless exercise option.  The Company issued 1,078,075 shares of common stock to the warrant holders.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months and nine months ended September 30, 2010, as well as our future results. The amounts have been updated to reflect the effects of the restatement disclosed in Note 5 of the condensed consolidated financial statements in Part 1, Item 1.

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

The Lucerne Project is located in Storey County, Nevada, approximately 3 miles south of Virginia City and 30 miles southeast of Reno, Nevada. The Dayton Project is located in Lyon County Nevada, approximately 6 miles south of Virginia City.  Access to the properties is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The majority of our activities occur in three major structural zones: (1) the northeast striking, (2) the east dipping Comstock and Occidental fault zones and (3) the northwest striking, east dipping Silver City fault zone.

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

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three and nine months ended September 30, 2010 and 2009.

Comparative Financial Information

Three Months Ended September 30, 2010 and September 30, 2009:

	Quarter ended Sept. 30, 2010	Quarter ended Sept. 30, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	31,828	37,604	(5,776)

Reclamation, Exploration and Test Mining Expense	570,616	485,430	85,186

General and Administration	583,156	330,453	252,703

Consulting and Professional Service	471,824	32,204	439,620

Financing cost	—	111,160	(111,160)

Derivative change in fair value	17,331,739	42,643	17,289,096

Other – Gain on sale	—	—	—

Interest Expense	1,093,831	1,693,994	(600,163)

Net Loss	$(20,082,994)	(2,733,488)	17,349,506

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

Derivative change in Fair Value increased in the third calendar quarter 2010 when compared to the same period in 2009 by $17,289,096. This negative variance reflects the quarter over quarter fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

Interest expense for the three month period ended September 30, 2010 decreased by $600,163 when compared to the same fiscal quarter in 2009. This net decrease reflects the issuance of additional interest bearing notes offset by a $712,603 reduction of debt discount amortization.

Nine Months Ended September 30, 2010 and September 30, 2009:

	Nine months ended Sept. 30, 2010	Nine months ended Sept. 30, 2009	Difference
Revenue	$—	$—	$—

Depletion and amortization	178,884	114,073	64,811

Reclamation, Exploration and Test Mining Expense	2,331,869	2,577,821	(245,952)

General and Administration	1,535,503	1,022,670	512,833

Consulting and Professional Service	855,673	177,610	678,063

Financing cost	169,247	83,500	85,747

Derivative change in fair value	18,850,216	1,898,838	16,951,378

Other – Gain on sale	(300,000)	(25,000)	(275,000)

Interest Expense	3,014,408	3,296,145	(281,737)

Net Loss	$(26,635,800)	(9,145,657)	17,490,143

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

Derivative change in Fair Value increased in the nine month period ended September 30, 2010 when compared to the same period in 2009 by $16,951,378. This variance reflects the year over year fair value calculation change for beneficial features (embedded derivatives) and detachable instrument (warrants) contained in various notes at each of the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of September 30, 2010, certain procedures were not effective at the reasonable assurance level due to a material weakness described below.

The Company did not maintain effective monitoring controls over the calculation of complex accounting transactions. The Company did not accurately calculate the derivative liability associated with embedded beneficial conversion features on the debentures and notes at September 30, 2010 and did not classify certain defaulted debt as current.  Our financial statements as of, and for the three and nine-month-periods ended, September 30, 2010 were restated to reflect the correction of this error. The consolidated financial statements contained in this 10-Q also reflect such adjustment.

B.  Management’s Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on its financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission’s “Internal Control – Integrated Framework.”

As a result of the error in calculating the derivative liability associated with embedded beneficial conversion features on the debentures at September 30, 2010, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2010.

Remediation of Material Weakness

Since identification of the error described above, management has been actively engaged in the planning for, and implementation of, remediation efforts. During the quarter ended March 31, 2011, the Company implemented a more formalized process for reviewing complex transactions and validating the accuracy of related calculations.  This process includes use of external resources when deemed necessary.

Management believes the measures described above will remediate the material weakness that existed as of September 30, 2010, and strengthen its internal control over financial reporting.

Management is committed to continuous improvement of the Company’s internal control processes. Under the direction of the Audit Committee, management will continue to review and make changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing further improvements in policies and procedures and taking additional measures to address any control deficiencies.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes during the quarter ended September 30, 2010 in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Officer Certifications

We have attached as exhibits to this Annual Report the certifications of our Principal Executive Officer and Principal Accounting Officer, which are required in compliance with the Exchange Act.

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

As of September 30, 2010, we had current notes, convertible notes and debentures payable of $24,042,778 million in addition to $7,027,569 million of current accrued interest payable. For the nine months ended September 30, 2010, we had a deficit of cash flows from operating activities of $4,529,475 million. Our substantial indebtedness, and our ability to incur additional indebtedness, may further negatively affect our cash flow and our ability to operate our business and react to changes in the economy or our industry.

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

COMSTOCK MINING INC.
(Registrant)

Date: April 14, 2011	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: April 14, 2011	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer