Form 10-K
period 2010-12-31
Comstock Mining Inc.
filed 2011-04-15
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period of time that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐  No ☒

The aggregate market value of the 17,862,090 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2010 was $24,114,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 14, 2011
Common Stock	21,727,066

DOCUMENTS INCORPORATED BY REFERENCE

None

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, copper, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I

Item 1. Business

OUR COMPANY

Unless the context otherwise indicates, the terms “Comstock,” “we,” “us,” “our,” “our Company” or “the Company” mean Comstock Mining Inc. and its consolidated subsidiaries.

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and the Silver City mining districts (collectively, the “Comstock District”). The Company was incorporated in Florida in 1999 and reincorporated in Nevada in 2008. The Company began acquiring properties and developing projects in the Comstock District in 2003.  Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought the exploration project into test mining production. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006, at our existing heap leach processing facilities.  Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning.

The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commence commercial mining and processing operations with the Lucerne Project during 2011, with annual production rates of at least 20,000 gold equivalent ounces.

The Lucerne Project is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Dayton Project, the proposed site for our second commercial mining activities, is located in Lyon County Nevada, approximately six miles south of Virginia City.  Access to the properties is by State Route 342, a paved highway. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City.

Because of the Comstock District’s historical significance, the geology is well known and extensively studied by the Company, our advisors and many independent researchers. We believe that we have amassed the largest known library of historical and current data and detailed surface mapping of our Comstock properties. We use such data in conjunction with current drilling programs to expand our understanding of the Comstock District’s structural geology as well as its broader geological footprint.

In excess of 800 reverse circulation (RC) and core holes, have been drilled by the Company and our predecessors. The data provided has furthered our knowledge of the region’s mineralization, and provided the information used to develop a starter mine plan in the Lucerne Resource Area.  For our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards. We also have drill results from an additional 254 holes at the Dayton-Alhambra-Kossuth claims in the Dayton Resource Area.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 6,099 acres of lode mining claims in the Comstock District. The acreage is comprised of 999 acres of patented claims (private lands) and 5,100 acres of unpatented claims, the Bureau of Land Management (“BLM”) administers. The Company also owns a heap leach processing facility that will be redesigned and modified to accommodate our new production plans.

On July 21, 2010, we changed our name from “GoldSpring, Inc.” to “Comstock Mining Inc.,” by way of a merger with a wholly owned subsidiary (Comstock Mining Inc.) that was formed solely for the purpose of changing our name.

Strategic Plan

In April 2010, the Board approved a strategic plan designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration.  The principal features of the plan included an operational and management restructuring, a reverse stock split, land acquisitions, a balance sheet restructuring, and an equity raise to fund gold and silver mine operations, exploration and development.  The Board also agreed to pursue listing of the Company’s common stock on a nationally recognized securities exchange in the United States and Canada.  The goal of the strategic plan is to deliver stockholder value by validating qualified resources (at least measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commence commercial mining and processing operations during 2011, with annual production rates of at least 20,000 gold equivalent ounces.

As part of the strategic plan, the Company has scheduled the exploration and development drilling intended to validate mine design and identify qualified resources and reserves with two intermediate objectives of validating measured and indicated resources containing 1,000,000 gold equivalent ounces and 2,000,000 gold equivalent ounces, respectively, and the long term planned objective of 3,250,000 gold equivalent ounces to be achieved in 2013, with an annual run rate of at least 20,000 gold equivalent ounces.  The Company has already met the first exploration objective.  The Company has also scheduled the start of production operations in 2011, initially using existing heap leach operating assets.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada.  The Company’s holdings includes approximately 6,099 acres of active mining claims in the Comstock District, including 999 acres of patented claims (private lands), and 5,100 acres of unpatented claims, administered by the BLM.  The Company has focused to date on the Lucerne Resource Area (including the East-side target within this Area), the Dayton Resource Area, the Spring Valley exploration target and the Northern Extension exploration target.  The Company’s existing heap leach processing facility for gold and silver will be redesigned and expanded to accommodate new production plans.

The Lucerne Resource Area lies south of Virginia City and Gold Hill, along State Route 342.  It includes the previously mined Billie the Kid, Hartford and Lucerne pits, and extends northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines, plus the extension of these areas down-dip to the east.  The Lucerne Resource Area has been the focus of the Company’s exploration efforts since 2007.  The Company has substantially all of the key mining permits required to resume mining in that area. The Lucerne Resource Area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company. The East-side target within this Area ranks as one of the Company’s top exploration and potential starter mine production targets.

The Dayton Resource Area lies southwest of Silver City, generally from the Dayton, Kossuth and Alhambra claims, including the old Dayton mine workings, south to where the Kossuth claim crosses State Route 341.  The historic Dayton mine was the last major underground mining operation in the Comstock District, before being closed by the War Act in 1942.  The Dayton Resource Area also ranks as one of the Company’s top exploration and potential mine production targets.

The Spring Valley exploration target lies at the southern end of the Comstock District, where the mineralized structures lie mostly concealed beneath a veneer of sediment gravels.  The area includes the Kossuth claim south of State Route 341, the Dondero property, the recently acquired New Daney lode mining claims, and the Company’s placer mining claims in Spring Valley and Gold Canyon.

The Northern Extension, Northern Targets and Occidental Areas represent exploration target areas that contain many historic mining operations, including the Overman, Con Imperial, Caledonia, and Yellow Jacket mines, among others.  Previous operators have explored the various mines in this area, some of which have led to mineralized material inventories.  We believe that our consolidation of the Comstock District has provided us with opportunities to utilize the historical information available to identify drilling targets with significant potential.

Comstock Mine Project Resource Areas
(Lyon & Storey Counties, NV) As of Dec. 2010
Comstock Mining, Inc.
Base map: USGS Virginia City, Flowery Peak, New Empire, & Dayton Quadrangles 7.5 minute Series
N
0
2,000
4,000
6,000
Feet
Northern Targets
Occidental Area
Northern Extension
Process Facilities Area
Lucerne Resource Area
Spring Valley Area
Dayton Resource Area
Patented Claims & Parcels
CMI Facilities Area
CMI - Obester
CMI - Donovan
Fred Garrett
RR & Gold
NCM - DWC
NCM - Sutro
NCM - VCV
Genco/Rule
Ida
Dondero
Golden Goose
Unpatented Claims
James Obester
RR & Gold
NCM - DWC
CMI - Donovan
CMI Lode Claims
New Daney
CMI Placer Claims
Genco/Rule
Ida
Renegade

Figure-1 Comstock Mining’s Claims in Storey and Lyon Counties, Nevada

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project. Therefore, all of our activities are considered test mining and exploratory in nature.

 Employees

We have 19 employees, including our executives, managers, administrative staff, engineers, geologists, lab technicians, and process operators. We use consultants with specific skills to assist with various aspects of our operation, including planning, scheduling, project evaluation, due diligence and acquisition initiatives.

Principal Markets

We plan to sell our production on world markets at prices established by commodity markets. These prices are not within our control.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained or have pending applications for substantially all of those licenses, permits, and other authorizations currently required for our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety, and environmental statutes and regulations.

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, sloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated thereunder by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects to assure we will leave the site safe, stable and capable of providing for a productive post-mining land use. The Nevada Division of Mineral approved the reclamation plan for approximately $1,171,000 during the year ended December 31, 2008. As required by the bond pool program, we have a cash deposit of approximately $722,000 held by the Nevada Division of Minerals at December 31, 2010.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties. There may be competition for gold acquisition opportunities, some of which may involve other companies having substantially greater financial resources than we do.

Financing Events

During the latter part of 2009 and throughout 2010, we completed five financing transactions resulting in over $71.5 million in gross financing to fund operations, acquire mineral property, fund exploration drilling and mine development, exchange or repay debt and for other general corporate matters. The following is a summary of these financing transactions.

On December 10, 2009, we secured a commitment for $4,500,000 of convertible debt financing. During 2010 and 2009, gross funding of $3,750,000 and $750,000, respectively, was funded from this commitment.

On January, 13, 2010, Precious Royalties increased their total net smelter royalty on our Obester Property to 0.9%.  Precious Royalties paid $810,000 for the net smelter royalty (including $550,000 paid on January 13, 2010 and $260,000 funded in 2009).

On June 15, 2010, we completed a financing transaction through the issuance of convertible notes, funding $1,100,000.

On October 20, 2010, we exchanged $29.4 million of our senior secured convertible debentures and promissory notes for shares of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

On October 20, 2010, we raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs, by issuing shares of our newly created Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

 Item 1A. Risk Factors

An investment in our common stock involves risk. You should carefully consider the following risk factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, and prospects. The following risks could cause our business, financial condition, and operating results to be materially and adversely affected.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our Company.

We have no recent history of revenues from operations.  We have never had significant operations and have no significant assets.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  We have a limited operating history and are in the exploration stage.  The success of our Company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

Transportation difficulties and weather interruptions may affect and delay proposed mining operations and impact our proposed business.

Our mining properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow in the winter, which could at times hamper accessibility depending on the winter season precipitation levels. As a result, our exploration and mining plans could be delayed for several months each year.  Such delays could affect our anticipated business operations and increase our expenses.

Supplies and equipment needed for exploration may not always be available. If we are unable to secure exploration supplies we may have to delay our anticipated business operations.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

We have invested capital in high-risk mineral projects where we have not conducted sufficient exploration and engineering studies.

We have invested capital and have otherwise been involved in various mineral properties and projects in the Comstock District where we may not have conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry or prudent considering our size. Our mineral projects involve high risks because we have not invested sufficient sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis to the same extent that other mining companies might deem reasonable due to limited resources. Standard industry practice calls for a mining company to prepare a formal mine plan and mining schedule and have these documents reviewed by a third party specialist. We do not have a formal mine plan that has been reviewed by a third party specialist. Because we have not established proven or probable reserves, there can be no assurance that we will be able to produce sufficient quantities of gold or other mineralized material to recover our investment and operating costs.

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

The price of gold and silver fluctuate on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations are significantly affected by changes in the market price of gold and silver. Gold and silver prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions, such as but not limited to South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. The demand for, and supply of, gold and silver affect prices, but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold and silver consists of a combination of new mineral production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations, and private individuals. As the amount produced in any single year constitutes a small portion of the total potential supply of gold and silver, normal variations in current production do not have a significant impact on the supply of gold or on its price. If gold or silver prices decline substantially, it could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. However, if the gold price falls below that committed price, our revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2010, we have no open hedge positions.

Since our business consists of exploring for or acquiring gold and silver prospects, the drop in the price of gold or silver will negatively affect our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities to acquire properties with gold or silver mineralized material or reserves with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold and silver at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold and silver from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and silver has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and silver, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold or silver would negatively affect our asset values, cash flows, potential revenues, and profits.

We compete with other mineral exploration and mining companies which could lead to the loss of opportunities for our business.

We compete with other mineral exploration and mining companies or individuals, including large, established mining companies with substantial capabilities and financial resources, to acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition. There can be no assurance that we will be able to acquire mineral properties against competitors with substantially greater financial resources than we have.

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

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in the United States generally, and Nevada specifically, in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

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

The BLM requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks. We believe we currently maintain adequate reclamation bonds for our operations.

Changes in Nevada laws, which are already strict and costly, can negatively affect our operations by becoming stricter and more costly.

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

There may be challenges to our title in the properties in which we hold material interests. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. The validity of unpatented mineral claims, which constitute most of our holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. While we have no pending claims or litigation pending contesting title to any of our properties, there is nothing to prevent parties from challenging our title to any of our properties. While we believe we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration programs.

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

Our stock is a penny stock. The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state.  Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock.  There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities.  You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Restrictions imposed by the terms of the Series A Preferred Stock and the Series B Preferred Stock (collectively, the “Preferred Shares”) may inhibit growth.

The Certificates of Designations of the Preferred Shares substantially limit the ability of the Company to incur debt or redeem capital stock, among other things. Such restrictions could significantly impact the Company’s ability to raise capital, fund production, or generate cash flows.

Holders of common stock will be minority stockholders of the Company.

Through its ownership of Preferred Shares, the Winfield Group owns approximately 38.0% of the economic interests of the Company’s capital stock and approximately 75.8% of the voting security interests, in each case on an as converted basis.  As a result, the ability of holders of common stock to determine the management and policies of the Company will be significantly limited.

Outstanding convertible securities and warrants may result in substantial dilution.

At December 31, 2010, we had outstanding 21,154,663 shares of common stock. In addition, we had outstanding Preferred Shares plus various common stock purchase warrants. At December 31, 2010, Preferred Shares and warrants were convertible into, or exercisable for, a total of approximately 71.2 million additional shares of our common stock, subject to further anti-dilution provisions.

The terms of the Operating Agreement of Northern Comstock may significantly dilute the ownership interests of the common stock.

The Operating Agreement of Northern Comstock provides for capital contributions by the Company of shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) unless Northern Comstock requests payment in cash.  The Operating Agreement provides for additional capital contributions of 862.5 shares of Series A-1 Preferred Stock (approximately 1.3 million shares of common stock as converted) on each anniversary of the Operating Agreement through and including the 39th anniversary, if no requests for contributions in cash were made.  If an event of default occurs under the Operating Agreement, the additional capital contributions could be accelerated and the entire unpaid amount of the Company’s capital contribution, up to the aggregate 34,500 shares of Series A-1 Preferred Stock (approximately 53 million shares of common stock as converted) issuable under the Operating Agreement, could become issuable immediately at the option of Northern Comstock.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 3,950,000,000 shares of common stock, of which 21,154,663 shares were issued and outstanding as of December 31, 2010, and 50,000,000 shares of preferred stock, of which 65,906.1 Preferred Shares are issued and outstanding as of December 31, 2010. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and depress the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

Item 2. Properties

Comstock Lode Project

Current Project

Location, Access, and Title to the Property

Comstock owns or leases the following mineral exploration projects: The Comstock Mine Project that consists of 5 major resource areas for gold and silver exploration and/or production entitled the Lucerne, Dayton, Spring Valley, Northern and Occidental Resource Areas.  The Company also owns or leases the Spring Valley and Gold Canyon Placers Project and the Como Project.

The Comstock Mine Project is located in Storey and Lyon Counties, Nevada. The property is physically situated just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock Mine Project has been the focus of our exploration efforts since 2007, and has been the subject of two National Instruments 43-101 technical reports published in May and August, 2010.

The Spring Valley and Gold Canyon Placers Project (South Comstock) is located in Lyon County, Nevada, approximately 1.5 miles south of Silver City, Nevada. The placer project is adjacent to our Comstock Mine Project. We have performed geological reconnaissance and limited sampling on this property.

The Como Project is located in Lyon County, Nevada, approximately 15 miles east of Carson City. The Company performed geological reconnaissance on this property, but has not drilled or collected any samples.

Comstock Mine Project

Our property rights to the mineral estate of the Comstock Mine Project consist of several mineral leases, with numerous unpatented and patented mineral claims, and fee ownership of real property. The Company’s holdings consist of approximately 6,099 acres of active mining claims in the Comstock district. The acreage is comprised of 99 acres of patented claims and parcels (private lands) and 5,100 acres of unpatented claims administered by the BLM.

Facilities Area

The Company’s headquarters, mine operations and heap leach processing facility occupy a 40-acre site in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City and 30 miles southeast of Reno, Nevada.  The property was included in the acquisition of Plum Mining by the Company in November 2003.

Petrini

On February 17, 2009 we purchased 4.79 acres in the Comstock District for $130,000.  $40,000 was paid in cash and the balance of $90,000 was financed through a first deed of trust. The note had interest only payments for two years and accrued interest at 16% per annum. The note was paid in full on January 27, 2011. No royalties are associated with this property.

Obester

On October 15, 2009, we secured long-term control of eleven patented mining claims in Storey and Lyon Counties, Nevada, through a purchase agreement with the Obester Group. This property includes five patented claims in the Lucerne / Billie the Kid area, representing the focus of our recent drilling program. This property also includes six claims in the Occidental area, which provide a target for future exploration. The purchase supersedes a mining lease with Claire Obester, dated January 1, 1997, and a mining lease with Claire Obester, Jim Obester, Alan Obester, and Julian Smith dated May 1, 2008.

The total price to be paid to the Obester Group is $1,650,000. A down payment of $250,000 was accepted, with the balance to be paid in quarterly payments of $250,000 with an interest rate of 6%. These payments were current as of December 31, 2010. The Obester Group will receive a net smelter royalty (NSR) of 1% of all future mineral production from the property.  The Occidental area claims also are subject to a 2% NSR to Summa Corp, a previous owner of the property.  The property is also subject to a 0.90% NSR to Precious Royalties, LLC.  The note was paid off at a 3% discount January 6, 2011.

Donovan

On July 20, 2010, we acquired seven patented mining claims totaling 48 acres, surface rights to two additional patented mining claims totaling 15 acres, 12 unpatented lode claims, and 15 acre-feet of water rights, all located in Storey County, Nevada, from the estate of Michael Donovan. The purchase supersedes a mining lease with Donovan Silver Hills, LLC, dated September 1, 1999. The purchase price was $1,025,000, with an initial payment of $300,000. We financed the remaining $725,000 with an installment note bearing 6% interest, requiring 60 monthly payments of $6,178 and a final payment of then unpaid principal and interest. The former owners of the parcel will retain a 1.5% NSR on all future mineral production from these claims.

Unpatented Claims

The Comstock Mine Project also includes 212 unpatented Lode mining claims in Storey and Lyon Counties, Nevada, which were staked by the Company or its predecessors. The adjacent Spring Valley and Gold Canyon Placers Project consists of 25 unpatented Placer mining claims in Lyon County, which were staked by the Company or its predecessors. All of the mining claims are located on federal lands administered by the BLM.

Fred Garrett - Lease

On April 1, 2008, we entered into a mineral exploration and mining lease agreement with Fred Garrett et al, covering one patented claim located in Storey, Nevada. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor of $250 per month or a 3% NSR, whichever is greater. We are responsible for the payment and filing of annual maintenance fees, if any, and taxes for these claims.

James Obester Lease

On August 1, 2008, we entered into a mineral exploration and mining lease agreement with James Obester, covering ten unpatented claims located in Storey County. The lease remains in effect as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity of more than 180 days. We pay a royalty to the lessor amounting to $200 per month for the first two years and later increasing to $300 per month for the following three years, and then increasing to $500 per month thereafter. In addition, a NSR royalty percentage is applicable. The royalty percentage is a 2% NSR when gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Michael & Kathryn S. Dondero - Lease/Purchase

On November 1, 2008, we entered into a mineral exploration and mining lease agreement with Michael & Kathryn S. Dondero covering seven patented claims located in Lyon County. The lease remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor amounting to the greater of $1,000 per month or a 3% NSR. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims. Furthermore, we also have an option to purchase the land and related patents for $900,000, which reduces the royalty to 1%.  All drill commitments have been completed.

Railroad & Gold - Lease

On October 1, 2009, we entered into a mineral exploration and mining lease agreement with Railroad and Gold, LLC covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease is for an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. The Company will make annual advance minimum royalty payments, starting with $30,000 on the first anniversary, and increasing by $5,000 each year. We pay a royalty to the lessor at the rate of 4% NSR, which will be reduced by the sum of previously paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

New Daney - Lease

On June 2, 2010, we entered into a Mineral Exploration and Mining Lease agreement with New Daney Company, Inc. covering seven unpatented lode claims.  These claims are located in Lyon County and are contiguous with the company’s Spring Valley mineral holdings. All production from the property is subject to a royalty of 3% NSR.  Once permits have been obtained to put the property into production, lease payments will be treated as advance royalties, which will be credited against the royalty.

Golden Goose – Exploration License with Option to Purchase

On July 1, 2010, the Company acquired an exploration license with the purchase option to acquire 4 patented lode claims totaling 95 acres known as the “Dayton.” These mineral claims are contiguous with our Spring Valley mineral holdings and the property has mineralized material inventories calculated by our predecessors. The purchase price is $3,000,000 plus a 3% NSR. In addition, the NSR will be reduced by 75% until the Company receives credit through the reduction of NSR for the $3,000,000 purchase price. The agreement calls for a $500,000 upfront payment and the seller will finance $2,500,000 with a 0% interest seller’s note. The note will be payable in 20 equal quarterly installments of $125,000.  Comstock and Golden Goose extended the option period on this contract to September of 2011.

Ida Consolidated – Exploration License with Option to Purchase

On August 1, 2010 the Company acquired an exclusive 180-day exploration license with an option to purchase one patented lode claim known as the Metropolitan and two unpatented lode claims. These claims adjoin the “Dayton” claims where we secured an option to acquire 4 patented lode claims on July 1, 2010. The agreement allows us to purchase these mineral claims for $100,000 plus a 2% net smelter return at any point during the option period.  We completed the purchase in January of 2011.

Renegade Mineral Holdings - Lease

On October 14, 2010, we acquired 26 unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County, Nevada. The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode. These claims adjoin and extend the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease has an initial term of 3 years and, in the event we determine that exploration results warrant further development, then the term can be extended initially for two additional six-year terms and then continuously thereafter as long as the Company is producing on property adjacent to or in the vicinity of these new claims. The agreement includes a 3% Net Smelter Return (NSR) royalty from production with the gold price capped at $2,000 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Northern Comstock Minerals – Joint Venture

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two parcels leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock.  The Company contributed 862.5 shares of Series A-1 Preferred Stock and will contribute its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.  The Company had previously entered into letters of intent with respect to the DWC Property and Sutro Property on August 13, 2008, the terms of which were expressly superseded by the Operating Agreement.

The Operating Agreement further provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain expenditures toward that end. Under the terms of the Operating Agreement, all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company.

Mineral production from the DWC-contributed property is subject to a royalty on a sliding scale.  At gold prices over $750 per ounce, production of the first 500,000 ounces is subject to a 3% NSR.  Production over 500,000 ounces is subject to a 6% NSR.  Mineral production from the DWC-contributed property is also subject to a 1% NSR payable to Mr. Art Wilson.

Mineral production on the Sutro property is subject to a royalty on a sliding scale to John Winfield.  At gold prices over $250 per ounce, production of the first 500,000 ounces is subject to a 1% NSR.  Production over 500,000 ounces is subject to a 2% NSR.  A separate royalty of 5% NSR is also payable to the Sutro Tunnel Company on all production from the property.  Mineral production from the VCV property is subject to a 5% NSR.

Silvermex (formerly known as Genco/Rule) – Exploration License with Option to Purchase

On November 1, 2010, the Company acquired an exclusive 180-day exploration license, with an option to purchase, for eight patented lode-mining claims and six unpatented lode-mining claims on the Oest and Comet lodes, west of Silver City, Nevada. The agreement allows Comstock to purchase this property at any time during the option period for a total price of $275,000, with $225,000 carried with 0% interest, in ten quarterly payments of $22,500. The agreement includes a 2.5% NSR royalty from production.  The property is also subject to a 10% NSR to a prior owner, which can be bought-out for a one-time fee of $100,000, which can be deducted from the first $100,000 of NSR to Silvermex.

Table of all Comstock Mine Project Owned or Controlled Patented Claims and Fee lands
Claim Number	Claim Name	Owner/Lessor	Land Source	Acres
	CMI Facilities Area
APN 004-331-15	American Flat Process Site	CMI	Fee	40.0

	CMI Property – Petrini
APN 002-112-02	Town Lot	CMI	Fee	4.8

	CMI Property – Obester
800-002-071	Billie the Kid	CMI	Patent	16.2
800-001-021	Dean	CMI	Patent	10.7
800-001-025	East North Occidental	CMI	Patent	11.6
800-001-011	Echo	CMI	Patent	6.9
800-001-026	Edwards	CMI	Patent	18.5
800-001-009	Green	CMI	Patent	10.7
800-001-012	Lucerne	CMI	Patent	8.3
800-001-010	North Occidental	CMI	Patent	7.2
800-001-068	Occidental	CMI	Patent	7.8
800-001-024	South Occidental	CMI	Patent	20.6
800-001-008	St. Louis	CMI	Patent	7.5

	CMI Property - Donovan
USS 4728	Brown Lode	CMI	Patent	3.0
USS 4728	Friendship	CMI	Patent	4.6
USS 4728	Hardluck	CMI	Patent	6.2
USS 86	Hartford	CMI	Patent	15.1
USS 125	Niagra	CMI / Northern	Patent	2.5
USS 3760	Olympia	CMI	Patent	5.6
USS 1066	S. Comstock	CMI / Northern	Patent	12.2
USS 1723	Succor Lode	CMI	Patent	4.8

Claim Number	Claim Name	Owner/Lessor	Land Source	Acres
USS 84	Tarto Lode	CMI	Patent	0.9

	CMI Ida Consolidated – Purchase
USS # 63	Metropolitan	Ida Consolidated	Patent	9.7

	Fred Garret Lease
USS 114	Pride of Washoe	Garrett	Patent	25.3

	Dondero Lease / Purchase
16-121-10	Town Lot	Dondero	Patent	2.9
16-121-11	Town Lot	Dondero	Patent	1.0
16-121-12	Town Lot	Dondero	Patent	0.1
16-121-22	Town Lot	Dondero	Patent	20.0
16-121-23	Town Lot	Dondero	Patent	20.0
16-121-24	Town Lot	Dondero	Patent	20.0
16-121-25	Town Lot	Dondero	Patent	20.0

	Railroad and Gold LLC - Lease
USS 61	Chollar Potosi (below Sutro Tunnel)	RR & Gold	Patent	35.2
USS 178	Culver	RR & Gold	Patent	13.8
USS 142/179	Culver Addition	RR & Gold	Patent	10.6
USS 357	Frankel	RR & Gold	Patent	5.5
USS 126/107	Gibbs	RR & Gold	Patent	10.4
USS 64	Gould & Curry (below Sutro Tunnel)	RR &Gold	Patent	25.3
USS 39	Knickerbocker (N half)	RR & Gold	Patent	5.4
USS 215	Rock Island	RR & Gold	Patent	20.3
USS 63	Savage (below Sutro Tunnel)	RR & Gold	Patent	19.4

	Golden Goose – License / Purchase
USS 768	Alhambra	Golden Goose	Patent	19.6
USS 786	Cherokee	Golden Goose	Patent	3.1
USS 1180	Kossuth	Golden Goose	Patent	11.0
USS 652	Marble (Dayton)	Golden Goose	Patent	37.2
APN 08-091-01	Town Lots	Golden Goose	Fee	18.8

	Northern Comstock Minerals – JV (DWC)
38822	Bells Hill	Northern Comstock	Patent	4.0
33721	Black Bird	Northern Comstock	Patent	11.0
2438	Chonta Lode	Northern Comstock	Patent	6.4
6916	Cliffhouse	Northern Comstock	Patent	16.9
3704	Corey Jay Boer	Northern Comstock	Patent	7.4
33733	East Alamo Ledge	Northern Comstock	Patent	11.9
USS 49A/B	Front Lode A/B	Northern Comstock	Patent	10.4
38822	German	Northern Comstock	Patent	3.6
16755	Holman	Northern Comstock	Patent	8.8
69	Justice	Northern Comstock	Patent	19.2
785	Keystone Comstock	Northern Comstock	Patent	12.1
1436	Memphis	Northern Comstock	Patent	14.1
39507	Overland	Northern Comstock	Patent	0.5
38822	Sebastopol	Northern Comstock	Patent	0.8
33722	South Alamo	Northern Comstock	Patent	9.4
39507	Wedge	Northern Comstock	Patent	1.2
16696	White Lode	Northern Comstock	Patent	11.8

Claim Number	Claim Name	Owner/Lessor	Land Source	Acres
353	Woodville	Northern Comstock	Patent	5.2

	Northern Comstock Minerals – JV (Sutro)
USS 63	Alpha	Northern Comstock	Patent	8.6
USS 65	Alta (Woodville)	Northern Comstock	Patent	24.7
USS 58	Bacon (USS 58)	Northern Comstock	Patent	1.5
USS 59	Bacon (USS 59)	Northern Comstock	Patent	0.6
USS 79	Bullion	Northern Comstock	Patent	27.3
USS 54	Burke & Hamilton	Northern Comstock	Patent	1.3
USS 101	Capitol	Northern Comstock	Patent	9.2
USS 65	Challenge	Northern Comstock	Patent	1.5
USS 60	Confidence	Northern Comstock	Patent	4.0
USS 194	Crown Point	Northern Comstock	Patent	3.3
USS 56	Empire North	Northern Comstock	Patent	1.8
USS 57	Empire South	Northern Comstock	Patent	0.7
USS 66	Exchequer	Northern Comstock	Patent	10.0
USS 62	Gould & Curry (above Sutro Tunnel)	Northern Comstock	Patent	25.3
USS 51	Granville (Lady Washington)	Northern Comstock	Patent	5.9
USS 145	Grosh Consolidated Mining	Northern Comstock	Patent	15.5
USS 146	Grosh	Northern Comstock	Patent	7.4
USS 147	Grosh	Northern Comstock	Patent	5.3
USS 193	Imperial	Northern Comstock	Patent	2.6
USS 53	Joseph Trench	Northern Comstock	Patent	0.7
USS 84	Julia	Northern Comstock	Patent	9.1
USS 195	Kentuck	Northern Comstock	Patent	0.9
USS 69	Kentuck MG.	Northern Comstock	Patent	2.7
USS 85	La Cata	Northern Comstock	Patent	13.8
USS 86	Sara Ann	Northern Comstock	Patent	13.8
USS 90	Ward	Northern Comstock	Patent	7.1
USS 64	Wm Sharon	Northern Comstock	Patent	0.9
USS 192	Yellow Jacket	Northern Comstock	Patent	7.7

	Northern Comstock Minerals – JV (VCV)
USS 61	Chollar Potosi (above Sutro Tunnel)	Northern Comstock	Patent	35.2
USS 42	Hale and Norcross	Northern Comstock	Patent	10.1
USS 51	Savage (above Sutro Tunnel)	Northern Comstock	Patent	19.4

	Genco/Rule –License / Purchase
26058	Brodek Consolidated	Genco/Rule	Patent	0.4
17270	Comet	Genco/Rule	Patent	13.4
27865	Comet N. Ext.	Genco/Rule	Patent	11.8
USS 149	Comet S. Ext.	Genco/Rule	Patent	11.0
22271	Golden Eagle	Genco/Rule	Patent	8.9
3518	Lanzac	Genco/Rule	Patent	14.4
22272	Northern Belle	Genco/Rule	Patent	8.9
22270	Northern Belle No. 2	Genco/Rule	Patent	6.0

Table of all Comstock Mine Project Owned or Controlled Unpatented Claims:
Serial #	Claim Name	Location Date	Owner / Lessor	Type	Land Source	Acres
	CMI Lode Mining Claims
NMC821729	Comstock #1	10/16/2000	CMI	Lode	BLM	20.7
NMC821730	Comstock #2	10/16/2000	CMI	Lode	BLM	20.7
NMC821731	Comstock #3	10/16/2000	CMI	Lode	BLM	20.7
NMC821735	Comstock #7	10/16/2000	CMI	Lode	BLM	20.7
NMC821736	Comstock #8	10/16/2000	CMI	Lode	BLM	20.7
NMC821737	Comstock #9	10/16/2000	CMI	Lode	BLM	20.7
NMC821739	Comstock #11	10/16/2000	CMI	Lode	BLM	20.7
NMC821740	Comstock #12	10/16/2000	CMI	Lode	BLM	20.6
NMC821741	Comstock #13	12/01/2000	CMI	Lode	BLM	20.6
NMC821742	Comstock #14	10/16/2000	CMI	Lode	BLM	20.7
NMC821743	Comstock #15	10/16/2000	CMI	Lode	BLM	20.7
NMC821744	Comstock #16	10/16/2000	CMI	Lode	BLM	20.7
NMC821745	Comstock #17	12/01/2000	CMI	Lode	BLM	20.7
NMC821746	Comstock #18	12/01/2000	CMI	Lode	BLM	13.8
NMC821492	Comstock #115	04/08/2004	CMI	Lode	BLM	20.7
NMC821493	Comstock #116	04/08/2004	CMI	Lode	BLM	20.7
NMC821494	Comstock #117	04/08/2004	CMI	Lode	BLM	20.7
NMC821495	Comstock #118	04/08/2004	CMI	Lode	BLM	20.7
NMC821496	Comstock #119	04/08/2004	CMI	Lode	BLM	20.7
NMC821497	Comstock #120	04/08/2004	CMI	Lode	BLM	20.7
NMC821498	Comstock #121	04/08/2004	CMI	Lode	BLM	20.7
NMC821499	Comstock #122	04/08/2004	CMI	Lode	BLM	20.7
NMC821500	Comstock #123	04/08/2004	CMI	Lode	BLM	20.7
NMC821501	Comstock #124	04/08/2004	CMI	Lode	BLM	20.7
NMC821502	Comstock #125	04/08/2004	CMI	Lode	BLM	20.7
NMC821503	Comstock #126	04/08/2004	CMI	Lode	BLM	20.7
NMC821504	Comstock #127	04/08/2004	CMI	Lode	BLM	20.7
NMC821505	Comstock #128	04/08/2004	CMI	Lode	BLM	13.8
NMC821506	Comstock #129	07/01/2004	CMI	Lode	BLM	20.7
NMC821507	Comstock #130	07/01/2004	CMI	Lode	BLM	20.7
NMC821508	Comstock #131	07/01/2004	CMI	Lode	BLM	20.7
NMC821509	Comstock #132	07/01/2004	CMI	Lode	BLM	20.7
NMC821510	Comstock #133	07/01/2004	CMI	Lode	BLM	20.7
NMC821511	Comstock #134	07/01/2004	CMI	Lode	BLM	20.7
NMC821512	Comstock #135	07/01/2004	CMI	Lode	BLM	20.7
NMC821513	Comstock #136	07/01/2004	CMI	Lode	BLM	20.7
NMC821514	Comstock #137	07/01/2004	CMI	Lode	BLM	20.7
NMC821515	Comstock #138	07/01/2004	CMI	Lode	BLM	20.7
NMC821516	Comstock #139	07/01/2004	CMI	Lode	BLM	14.4
NMC821517	Comstock #140	07/01/2004	CMI	Lode	BLM	18.3
NMC821518	Comstock #141	07/01/2004	CMI	Lode	BLM	20.7
NMC821519	Comstock #142	07/01/2004	CMI	Lode	BLM	20.7
NMC983353	Comstock Lode 100	12/21/2007	CMI	Lode	BLM	16.0
NMC983354	Comstock Lode 101	12/21/2007	CMI	Lode	BLM	6.1
NMC983355	Comstock Lode 102	12/21/2007	CMI	Lode	BLM	5.4
NMC983356	Comstock Lode 103	12/21/2007	CMI	Lode	BLM	2.0
NMC983357	Comstock Lode 104	12/21/2007	CMI	Lode	BLM	2.2
NMC983358	Comstock Lode 105	12/21/2007	CMI	Lode	BLM	1.1
NMC983359	Comstock Lode 106	12/21/2007	CMI	Lode	BLM	8.6
NMC983360	Comstock Lode 107	12/21/2007	CMI	Lode	BLM	12.7
NMC983361	Comstock Lode 108	12/21/2007	CMI	Lode	BLM	1.0
NMC983362	Comstock Lode 109	12/21/2007	CMI	Lode	BLM	2.3

NMC983363	Comstock Lode 110	12/21/2007	CMI	Lode	BLM	19.2
NMC983364	Comstock Lode 111	12/21/2007	CMI	Lode	BLM	20.7
NMC983365	Comstock Lode 112	12/21/2007	CMI	Lode	BLM	16.6
NMC983366	Comstock Lode 113	12/21/2007	CMI	Lode	BLM	17.1
NMC983367	Comstock Lode 114	12/21/2007	CMI	Lode	BLM	1.7
NMC983368	Comstock Lode 115	12/21/2007	CMI	Lode	BLM	12.2
NMC983369	Comstock Lode 116	12/21/2007	CMI	Lode	BLM	20.4
NMC983370	Comstock Lode 117	12/21/2007	CMI	Lode	BLM	20.4
NMC983371	Comstock Lode 118	12/21/2007	CMI	Lode	BLM	20.7
NMC983372	Comstock Lode 119	12/21/2007	CMI	Lode	BLM	20.7
NMC983373	Comstock Lode 120	12/21/2007	CMI	Lode	BLM	1.1
NMC983374	Comstock Lode 121	12/21/2007	CMI	Lode	BLM	4.1
NMC983375	Comstock Lode 122	12/21/2007	CMI	Lode	BLM	20.7
NMC983376	Comstock Lode 123	12/21/2007	CMI	Lode	BLM	4.6
NMC983377	Comstock Lode 124	12/21/2007	CMI	Lode	BLM	20.7
NMC983378	Comstock Lode 125	12/21/2007	CMI	Lode	BLM	13.5
NMC983379	Comstock Lode 126	12/21/2007	CMI	Lode	BLM	20.7
NMC983380	Comstock Lode 127	12/21/2007	CMI	Lode	BLM	20.7
NMC983381	Comstock Lode 128	12/21/2007	CMI	Lode	BLM	20.7
NMC983382	Comstock Lode 129	12/21/2007	CMI	Lode	BLM	20.7
NMC983383	Comstock Lode 130	12/21/2007	CMI	Lode	BLM	20.7
NMC983384	Comstock Lode 131	12/21/2007	CMI	Lode	BLM	20.7
NMC983385	Comstock Lode 132	12/21/2007	CMI	Lode	BLM	20.7
NMC983386	Comstock Lode 133	12/21/2007	CMI	Lode	BLM	20.7
NMC983387	Comstock Lode 134	12/21/2007	CMI	Lode	BLM	20.7
NMC983388	Comstock Lode 135	12/21/2007	CMI	Lode	BLM	20.7
NMC983389	Comstock Lode 136	12/21/2007	CMI	Lode	BLM	20.7
NMC983390	Comstock Lode 137	12/21/2007	CMI	Lode	BLM	20.7
NMC983391	Comstock Lode 138	12/21/2007	CMI	Lode	BLM	20.7
NMC983392	Comstock Lode 139	12/21/2007	CMI	Lode	BLM	20.7
NMC983393	Comstock Lode 140	12/21/2007	CMI	Lode	BLM	20.7
NMC983394	Comstock Lode 141	12/21/2007	CMI	Lode	BLM	20.7
NMC983395	Comstock Lode 142	12/21/2007	CMI	Lode	BLM	20.7
NMC983396	Comstock Lode 143	12/21/2007	CMI	Lode	BLM	20.7
NMC983397	Comstock Lode 144	12/21/2007	CMI	Lode	BLM	20.7
NMC983398	Comstock Lode 145	12/21/2007	CMI	Lode	BLM	20.7
NMC983399	Comstock Lode 146	12/21/2007	CMI	Lode	BLM	20.7
NMC983400	Comstock Lode 147	12/21/2007	CMI	Lode	BLM	20.7
NMC983401	Comstock Lode 148	12/21/2007	CMI	Lode	BLM	20.7
NMC983402	Comstock Lode 149	12/21/2007	CMI	Lode	BLM	20.5
NMC983403	Comstock Lode 150	12/21/2007	CMI	Lode	BLM	8.4
NMC983404	Comstock Lode 151	12/21/2007	CMI	Lode	BLM	14.5
NMC983405	Comstock Lode 152	12/21/2007	CMI	Lode	BLM	20.1
NMC983406	Comstock Lode 153	12/21/2007	CMI	Lode	BLM	20.7
NMC983407	Comstock Lode 154	12/21/2007	CMI	Lode	BLM	20.7
NMC983408	Comstock Lode 155	12/21/2007	CMI	Lode	BLM	20.7
NMC983409	Comstock Lode 156	12/21/2007	CMI	Lode	BLM	20.7
NMC983410	Comstock Lode 157	12/21/2007	CMI	Lode	BLM	20.7
NMC983411	Comstock Lode 158	12/21/2007	CMI	Lode	BLM	20.7
NMC983412	Comstock Lode 159	12/21/2007	CMI	Lode	BLM	20.7
NMC983413	Comstock Lode 160	12/21/2007	CMI	Lode	BLM	20.7
NMC983414	Comstock Lode 161	12/21/2007	CMI	Lode	BLM	15.6
NMC983415	Comstock Lode 162	12/21/2007	CMI	Lode	BLM	19.5
NMC983416	Comstock Lode 163	12/21/2007	CMI	Lode	BLM	7.7
NMC983417	Comstock Lode 164	12/21/2007	CMI	Lode	BLM	12.8
NMC983418	Comstock Lode 165	12/21/2007	CMI	Lode	BLM	20.5

NMC983419	Comstock Lode 166	12/21/2007	CMI	Lode	BLM	6.3
NMC983420	Comstock Lode 167	12/21/2007	CMI	Lode	BLM	20.7
NMC983421	Comstock Lode 168	12/21/2007	CMI	Lode	BLM	16.2
NMC992973	Comstock Lode 169	07/10/2008	CMI	Lode	BLM	1.4
NMC992974	Comstock Lode 172	04/25/2008	CMI	Lode	BLM	20.7
NMC992975	Comstock Lode 173	04/25/2008	CMI	Lode	BLM	20.7
NMC992976	Comstock Lode 174	04/25/2008	CMI	Lode	BLM	20.2
NMC992977	Comstock Lode 175	04/25/2008	CMI	Lode	BLM	20.7
NMC992978	Comstock Lode 176	04/25/2008	CMI	Lode	BLM	15.5
NMC992979	Comstock Lode 177	04/25/2008	CMI	Lode	BLM	19.0
NMC992980	Comstock Lode 179	04/25/2008	CMI	Lode	BLM	20.7
NMC992981	Comstock Lode 180	04/25/2008	CMI	Lode	BLM	20.7
NMC992982	Comstock Lode 181	04/25/2008	CMI	Lode	BLM	20.1
NMC992983	Comstock Lode 182	04/25/2008	CMI	Lode	BLM	10.3
NMC992984	Comstock Lode 183	04/25/2008	CMI	Lode	BLM	19.8
NMC992985	Comstock Lode 184	04/25/2008	CMI	Lode	BLM	0.0
NMC965375	Ghost #1	09/30/2007	CMI	Load	BLM	20.7
NMC965376	Ghost #2	09/30/2007	CMI	Lode	BLM	20.7
NMC965377	Ghost #3	09/30/2007	CMI	Lode	BLM	20.7
NMC965378	Ghost #4	09/30/2007	CMI	Lode	BLM	20.7
NMC965379	Ghost #5	09/30/2007	CMI	Lode	BLM	20.7
NMC965380	Ghost #6	09/30/2007	CMI	Lode	BLM	20.7
NMC965381	Ghost #7	09/30/2007	CMI	Lode	BLM	20.7
NMC965382	Ghost #8	09/30/2007	CMI	Lode	BLM	20.7
NMC965383	Ghost #9	09/30/2007	CMI	Lode	BLM	20.7
NMC965384	Ghost #10	09/30/2007	CMI	Lode	BLM	20.7
NMC965385	Ghost #11	09/30/2007	CMI	Lode	BLM	20.7
NMC810323	Lee #2	11/31/1999	CMI	Lode	BLM	19.8
NMC810324	Lee #3	11/31/1999	CMI	Lode	BLM	20.7
NMC810321	Lee #5	11/31/1999	CMI	Lode	BLM	19.4
NMC814553	Lee #8	01/29/2000	CMI	Lode	BLM	19.5
NMC814554	Lee #9	01/29/2000	CMI	Lode	BLM	19.2
NMC1003426	Loring 1	11/24/2008	CMI	Lode	BLM	11.0
NMC1003427	Loring 2	11/24/2008	CMI	Lode	BLM	18.8
NMC1003428	Loring 3	11/24/2008	CMI	Lode	BLM	18.7
NMC1003429	Loring 4	11/24/2008	CMI	Lode	BLM	18.9
NMC1003430	Loring 5	11/24/2008	CMI	Lode	BLM	15.6
NMC1003431	Loring 6	11/24/2008	CMI	Lode	BLM	9.1
NMC1003432	Loring 7	11/24/2008	CMI	Lode	BLM	1.6
NMC1003433	Loring 8	11/24/2008	CMI	Lode	BLM	1.7
NMC1003434	Loring 9	11/24/2008	CMI	Lode	BLM	20.7
NMC1003435	Loring 10	11/24/2008	CMI	Lode	BLM	20.7
NMC1003436	Loring 11	11/24/2008	CMI	Lode	BLM	20.7
NMC1003437	Loring 12	11/24/2008	CMI	Lode	BLM	20.7
NMC1003438	Loring 13	11/24/2008	CMI	Lode	BLM	20.7
NMC1003439	Loring 14	11/24/2008	CMI	Lode	BLM	20.7
NMC1003440	Loring 15	11/24/2008	CMI	Lode	BLM	20.7
NMC1003441	Loring 16	11/24/2008	CMI	Lode	BLM	20.7
NMC1003442	Loring 17	11/24/2008	CMI	Lode	BLM	20.6
NMC1003443	Loring 18	11/24/2008	CMI	Lode	BLM	20.7
NMC1003444	Loring 19	11/24/2008	CMI	Lode	BLM	20.7
NMC1003445	Loring 20	11/24/2008	CMI	Lode	BLM	20.6
NMC1003446	Loring 21	11/24/2008	CMI	Lode	BLM	13.9
NMC1003447	Loring 22	11/24/2008	CMI	Lode	BLM	6.6
NMC1000122	Omaha Fraction #1	10/30/2008	CMI	Lode	BLM	7.2
NMC1000123	Omaha Fraction #2	11/08/2008	CMI	Lode	BLM	0.9

NMC1000124	Omaha Fraction #3	10/30/2008	CMI	Lode	BLM	1.6
NMC1000125	Omaha Fraction #4	10/30/2008	CMI	Lode	BLM	0.2
NMC1000126	Omaha Fraction #5	10/30/2008	CMI	Lode	BLM	0.2
NMC1000127	Omaha Fraction #6	10/30/2008	CMI	Lode	BLM	1.8
NMC1000128	Omaha Fraction #7	10/30/2008	CMI	Lode	BLM	2.3
NMC1000129	Omaha Fraction #8	10/30/2008	CMI	Lode	BLM	0.3
NMC1000130	Omaha Fraction #9	10/30/2008	CMI	Lode	BLM	6.5
NMC1000131	Omaha Fraction #10	10/30/2008	CMI	Lode	BLM	0.8
NMC1000132	Omaha Fraction #11	10/30/2008	CMI	Lode	BLM	1.1
NMC1000133	Omaha Fraction #12	10/30/2008	CMI	Lode	BLM	0.4
NMC1000134	Omaha Fraction #13	10/30/2008	CMI	Lode	BLM	1.1
NMC1000135	Omaha Fraction #14	10/30/2008	CMI	Lode	BLM	1.4
NMC1000136	Omaha Fraction #17	10/30/2008	CMI	Lode	BLM	1.6
NMC1000137	Omaha Fraction #18	10/30/2008	CMI	Lode	BLM	1.3
NMC1000138	Omaha Fraction #19	10/30/2008	CMI	Lode	BLM	2.2
NMC1000139	Omaha Fraction #20	10/30/2008	CMI	Lode	BLM	1.0
NMC1000140	Omaha Fraction #21	10/30/2008	CMI	Lode	BLM	1.1
NMC1000141	Omaha Fraction #22	10/30/2008	CMI	Lode	BLM	3.0
NMC1000142	Omaha Fraction #23	10/30/2008	CMI	Lode	BLM	2.3
NMC1000143	Omaha Fraction #24	10/30/2008	CMI	Lode	BLM	2.3
NMC704516	Overman #1	08/27/1994	CMI	Lode	BLM	1.0
NMC884216	Plum	11/19/2004	CMI	Lode	BLM	20.4
NMC1015691	West Lode 203	09/10/2009	CMI	Lode	BLM	16.3
NMC1015692	West Lode 204	09/10/2009	CMI	Lode	BLM	10.4
NMC1015693	West Lode 205	09/10/2009	CMI	Lode	BLM	4.6
NMC1015696	West Lode 223	09/10/2009	CMI	Lode	BLM	20.7
NMC1015697	West Lode 224	09/10/2009	CMI	Lode	BLM	20.7
NMC1015698	West Lode 225	09/10/2009	CMI	Lode	BLM	20.7
NMC1015699	West Lode 226	09/10/2009	CMI	Lode	BLM	19.1
NMC1015700	West Lode 227	09/10/2009	CMI	Lode	BLM	13.5
NMC1015701	West Lode 228	09/10/2009	CMI	Lode	BLM	7.6
NMC1015702	West Lode 229	09/10/2009	CMI	Lode	BLM	1.9
NMC1015703	West Lode 243	09/10/2009	CMI	Lode	BLM	15.3
NMC1015704	West Lode 244	09/10/2009	CMI	Lode	BLM	13.6
NMC1015705	West Lode 245	09/10/2009	CMI	Lode	BLM	18.9
NMC1015706	West Lode 246	09/10/2009	CMI	Lode	BLM	20.7
NMC1015707	West Lode 247	09/10/2009	CMI	Lode	BLM	20.7
NMC1015708	West Lode 248	09/10/2009	CMI	Lode	BLM	20.7
NMC1015709	West Lode 249	09/10/2009	CMI	Lode	BLM	20.5
NMC1015710	West Lode 250	09/10/2009	CMI	Lode	BLM	16.6
NMC1015711	West Lode 263	09/10/2009	CMI	Lode	BLM	12.4
NMC1015712	West Lode 264	09/10/2009	CMI	Lode	BLM	7.2
NMC1015713	West Lode 265	09/10/2009	CMI	Lode	BLM	15.3
NMC1015714	West Lode 266	09/10/2009	CMI	Lode	BLM	20.7
NMC1015715	West Lode 267	09/10/2009	CMI	Lode	BLM	20.7
NMC1015716	West Lode 268	09/10/2009	CMI	Lode	BLM	20.7
NMC1015717	West Lode 269	09/10/2009	CMI	Lode	BLM	20.7
NMC1015718	West Lode 270	09/10/2009	CMI	Lode	BLM	20.7

	CMI Placer Mining Claims
NMC99068	Badger Placer	08/13/1966	CMI	Placer	BLM	181.3
NMC99065	DS Placer	09/30/1967	CMI	Placer	BLM	82.1
NMC99072	EZ Placer	02/06/1970	CMI	Placer	BLM	57.8
NMC99067	Gold Star Placers	07/18/1972	CMI	Placer	BLM	78.3
NMC677117	Harlesk #1	03/08/1993	CMI	Placer	BLM	4.4
NMC677118	Harlesk #2	03/08/1993	CMI	Placer	BLM	19.7

NMC677119	Harlesk #3	03/08/1993	CMI	Placer	BLM	17.8
NMC677120	Harlesk #4	03/08/1993	CMI	Placer	BLM	4.5
NMC677121	Harlesk #5	03/08/1993	CMI	Placer	BLM	20.1
NMC677122	Harlesk #6	03/08/1993	CMI	Placer	BLM	17.7
NMC677123	Harlesk #7	03/08/1993	CMI	Placer	BLM	20.3
NMC677124	Harlesk #8	03/08/1993	CMI	Placer	BLM	17.4
NMC677125	Harlesk #9	03/08/1993	CMI	Placer	BLM	18.9
NMC677126	Harlesk #10	03/08/1993	CMI	Placer	BLM	20.1
NMC872176	Harlesk #100	04/19/2004	CMI	Placer	BLM	19.9
NMC872177	Harlesk #101	04/19/2004	CMI	Placer	BLM	21.6
NMC872178	Harlesk #102	04/19/2004	CMI	Placer	BLM	21.3
NMC872179	Harlesk #103	04/19/2004	CMI	Placer	BLM	20.2
NMC99074	Mustang	09/06/1969	CMI	Placer	BLM	44.5
NMC99075	Nugget Placer	09/01/1959	CMI	Placer	BLM	78.2
NMC99064	SD Placer	09/30/1967	CMI	Placer	BLM	42.8
NMC99079	Stangs Placer	10/15/169	CMI	Placer	BLM	37.9
NMC99078	Stans Placer	09/02/1969	CMI	Placer	BLM	40.5
NMC99076	Star Placer	11/12/1966	CMI	Placer	BLM	50.3
NMC99066	Trio Claims	09/30/1967	CMI	Placer	BLM	58.6

	CMI Property – Donovan
NMC416049	Big Mike	04/07/1987	CMI	Lode	BLM	18.0
NMC416048	Cliff House Fraction	04/07/1987	CMI	Lode	BLM	2.7
NMC416043	Echo St. Louis Fraction	04/07/1987	CMI	Lode	BLM	0.3
NMC416041	Green St. Louis Fraction	03/04/1987	CMI	Lode	BLM	3.0
NMC676492	Hartford Lucerne Fraction	04/07/1987	CMI	Lode	BLM	0.8
NMC416040	Hartford South Extension	04/07/1987	CMI	Lode	BLM	1.7
NMC416042	Hartford St. Louis Fraction	04/07/1987	CMI	Lode	BLM	1.9
NMC416044	Justice Lucerne Fraction	04/07/1987	CMI	Lode	BLM	1.7
NMC416046	Justice Woodville Fraction	04/07/1987	CMI	Lode	BLM	3.1
NMC416047	New Deal Fraction	04/07/1987	CMI	Lode	BLM	3.9
NMC416045	South Comstock St. Louis	04/07/1987	CMI	Lode	BLM	0.6
NMC416033	Vindicator #8	04/06/1987	CMI	Lode	BLM	6.2

	James Obester – Lease
NMC275502	Alta #5	07/22/1983	J. Obester	Lode	BLM	20.7
NMC275503	Alta #6	07/22/1983	J. Obester	Lode	BLM	20.7
NMC275504	Alta #7	07/22/1983	J. Obester	Lode	BLM	20.7
NMC275505	Alta #8	07/22/1983	J. Obester	Lode	BLM	12.6
NMC275506	Alta #9	07/22/1983	J. Obester	Lode	BLM	20.7
NMC275507	Alta #10	07/22/1983	J. Obester	Lode	BLM	20.7
NMC276609	Alta #12	07/22/1983	J. Obester	Lode	BLM	12.1
NMC300858	Brunswick #1	12/24/1983	J. Obester	Lode	BLM	20.7
NMC300859	Brunswick #2	12/24/1983	J. Obester	Lode	BLM	20.7
NMC300860	Brunswick #4	12/24/1983	J. Obester	Lode	BLM	20.7

	Railroad & Gold LLC - Lease
NMC705397	Alto No. 9	09/23/1994	RR & Gold	Lode	BLM	10.7
NMC705392	Angels East Annex	07/22/1994	RR & Gold	Lode	BLM	7.4
NMC705390	Angels No. 1	07/21/1994	RR & Gold	Lode	BLM	14.6
NMC705391	Angels No. 2	09/22/1994	RR & Gold	Lode	BLM	20.7
NMC705395	Hawk	09/26/1994	RR & Gold	Lode	BLM	12.9
NMC705396	Hawk Fraction	09/26/1994	RR & Gold	Lode	BLM	18.8
NMC705400	Iona	09/27/1994	RR & Gold	Lode	BLM	12.6
NMC705388	Latigo	09/27/1994	RR & Gold	Lode	BLM	18.7
NMC705389	Latigo 2	09/27/1994	RR & Gold	Lode	BLM	22.4

NMC705403	Maryland Fraction	09/26/1994	RR & Gold	Lode	BLM	20.7
NMC705393	Merrilite	09/23/1994	RR & Gold	Lode	BLM	15.6
NMC705394	Merrilite North Annex	07/22/1994	RR & Gold	Lode	BLM	15.7
NMC705401	Oro Plato	09/27/1994	RR & Gold	Lode	BLM	14.4
NMC705402	Owl	09/26/1994	RR & Gold	Lode	BLM	5.9
NMC705398	West Nick	07/21/1994	RR & Gold	Lode	BLM	20.7
NMC705399	West Nick No. 1	09/26/1994	RR & Gold	Lode	BLM	20.7

	Renegade Mineral Holdings - Lease
NMC890651	NBO 1	11/22/2004	Renegade LLC	Lode	BLM	19.2
NMC890652	NBO 2	11/22/2004	Renegade LLC	Lode	BLM	1.4
NMC890653	NBO 3	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890654	NBO 4	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890655	NBO 5	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890656	NBO 6	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890657	NBO 7	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890658	NBO 8	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890659	NBO 9	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890660	NBO 10	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890661	NBO 11	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890662	NBO 12	11/22/2004	Renegade LLC	Lode	BLM	20.6
NMC890663	NBO 13	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890664	NBO 14	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890665	NBO 15	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890667	NBO 17	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890668	NBO 18	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890669	NBO 19	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890670	NBO 20	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890671	NBO 21	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890672	NBO 22	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890673	NBO 23	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890674	NBO 24	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC890675	NBO 25	02/02/2005	Renegade LLC	Lode	BLM	20.6
NMC997060	NBO 26	06/12/2008	Renegade LLC	Lode	BLM	20.6
NMC997061	NBO 27	06/12/2008	Renegade LLC	Lode	BLM	20.6

	Ida Consolidated – Purchase
NMC108753	Peach	08/19/1925	Ida Consolidated	Lode	BLM	13.6
NMC108755	Wedge	08/19/1925	Ida Consolidated	Lode	BLM	5.0

	Northern Comstock – JV (DWC)
NMC705983	Cook & Grey	11/09/1953	Northern Comstock	Lode	BLM	1.8
NMC116359	Cumberland #2	08/19/1901	Northern Comstock	Lode	BLM	5.4
NMC116360	Cumberland #3	06/21/1902	Northern Comstock	Lode	BLM	1.0
NMC116369	Cumberland Frac	09/28/1931	Northern Comstock	Lode	BLM	1.5
NMC116356	Flora Temple	09/17/1957	Northern Comstock	Lode	BLM	0.2
NMC705982	New Flora Temple	08/09/1994	Northern Comstock	Lode	BLM	5.1

NMC116358	Overland	04/30/1875	Northern Comstock	Lode	BLM	2.7
NMC116362	Overlap	10/01/1921	Northern Comstock	Lode	BLM	8.5
NMC116363	Overlap #1	10/01/1921	Northern Comstock	Lode	BLM	1.3
NMC555211	Overlap #3	04/24/1989	Northern Comstock	Lode	BLM	5.9
NMC116351	Windy Fraction	11/09/1953	Northern Comstock	Lode	BLM	0.3
NMC705983	Woodville Extension	08/10/1994	Northern Comstock	Lode	BLM	10.3

	Genco/Rule -Silvermex Lease / Purchase
NMC730150	Brandy	01/05/1996	Genco/Rule	Lode	BLM	16.5
NMC730148	Great Republic	01/05/1996	Genco/Rule	Lode	BLM	6.8
NMC730149	Homer	01/05/1996	Genco/Rule	Lode	BLM	0.1
NMC730151	Lilly	01/05/1996	Genco/Rule	Lode	BLM	8.3
NMC730146	OP 6	01/05/1996	Genco/Rule	Lode	BLM	13.6
NMC730147	OP 7	01/05/1996	Genco/Rule	Lode	BLM	1.5

Comstock Mine Project Claims
(Lyon & Storey Counties, NV) As of March 2011
Comstock Mining, Inc.
Base map: USGS Virginia City, Flowery Peak, New Empire, & Dayton Quadrangles 7.5 minute Series
N
Feet
0
2,000
4,000
8,000
Patented Claims & Parcels
CMI Facilities Area
CMI - Obester
CMI - Donovan
Fred Garrett
RR & Gold
NCM - DWC
NCM - Sutro
NCM - VCV
Genco/Rule
Ida
Dondero
Golden Goose
Unpatented Claims
James Obester
RR & Gold
NCM - DWC
CMI - Donovan
CMI Lode Claims
CMI Placer Claims
Genco/Rule
Ida
Renegade

Present Condition of Property and Work Performed

We have completed extensive geological mapping, sampling, and drilling on a portion of the Comstock Mine Project property, in order to characterize the mineralized material.  We have performed preliminary metallurgical testing, mine planning, and economic analysis, and have produced internal reports of our mineralized material inventory.  However, we have not established reserves that meet the requirements of SEC Industry Guide 7. Therefore, any activity we perform on the property is considered exploratory in nature. Part of our exploration included operating a test mine. The purpose of the test mine was to determine our capital and operating costs, metallurgical recoveries, and other mining factors, and determine if we could make a profit over and above our capital and operating costs.

Description of Equipment and other Infrastructure Facilities

We own a mine office building and shop building, a Merrill-Crowe gold precipitation plant, an agglomerator, crusher, screen, water truck, generators, dozers, cement silo with a screw feeder, and conveyors.  The Merrill-Crowe gold precipitation plant and the mineral processing equipment are less than five years old.

Geology, Structure and Mineralization

Gold and silver mineralization in the project area is highly dependent on geologic structural ground preparation over millions of years, as it is throughout the Comstock Mining District.  The heavily-faulted, volcanic-hosted setting of the Plum Mine area is favorable with respect to the natural conditions under which gold and silver mineralization occurs.

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

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration on approximately 2% of our 6,099 acre land position.  We are conducting an ongoing exploration program to locate and test surface mineral targets as well as deep underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

The Como Project

We own a 100% interest in eight unpatented lode-mining claims, covering an area of approximately 168 acres in Lyon County, Nevada, that comprise the Como Project. The Company conducted a geological reconnaissance in this area, but has not conducted any drilling or sampling programs on this property.

Unpatented Como claims:
Serial #	Claim Name	Location Date	Owner	Type	Land Source	Acres
	CMI Claims
NMC17092	Como Comet 1	8/28/1976	CMI	Lode	BLM	21.0
NMC17093	Como Comet 2	8/28/1976	CMI	Lode	BLM	21.0
NMC4439	Como Comet 3	4/26/1977	CMI	Lode	BLM	21.0
NMC4440	Como Comet 4	4/26/1977	CMI	Lode	BLM	21.0
NMC6121	Como Comet 6	4/30/1977	CMI	Lode	BLM	21.0
NMC6122	Como Comet 7	5/15/1977	CMI	Lode	BLM	21.0
NMC6123	Como Comet 8	5/15/1977	CMI	Lode	BLM	21.0
NMC6124	Como Comet 9	5/15/1977	CMI	Lode	BLM	21.0

MOUNTAINS
PINE NUT
PROSPECT
Como Comet #7Como Comet #8Como Comet #9
Como Comet #6Como Comet #1Como Comet #2
Como Comet #4Como Comet #3
Como Comet Claims
(Lyon County, NV) As of December, 2010
Comstock Mining inc.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “LODE.” The Company implemented a reverse stock split (200:1) in the second quarter 2010.  Market prices reported for periods preceding the reverse stock split have been adjusted to give retroactive effect to the reverse stock split.

The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2010
Fourth Quarter	$4.30	$1.93
Third Quarter	$2.21	$1.20
Second Quarter	$3.00	$1.20
First Quarter	$2.20	$1.24

2009
Fourth Quarter	$2.40	$1.40
Third Quarter	$3.00	$1.12
Second Quarter	$4.00	$2.00
First Quarter	$3.58	$2.02

On December 31, 2010, the closing sale price reported on the OTC Bulletin Board for our common stock was $3.50 per share.  As of December 31, 2010, there were approximately 11,000 common stockholders of record.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2010.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	50,000	$4.00	3,470,000
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Equity Compensation Non Plan Based Not Approved by Stockholders	400,000	$2.238	—
Total	450,000	$2.434	3,470,000

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. We are restricted from declaring or paying common stock dividends in cash under the terms of our Preferred Shares.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2010, as well as our future results.

Overview

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock District and the Silver City mining district (collectively, the “Comstock District”). The Company began acquiring properties and developing projects in the Comstock District in 2003.  Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought the exploration project into test mining production. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006, at our existing heap leach processing facilities.  Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning.

The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commence commercial mining and processing operations during 2011, with annual production rates of at least 20,000 gold equivalent ounces.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 6,099 acres of lode mining claims in the Comstock District. The acreage is comprised of 999 acres of patented claims (private lands) and 5,100 acres of unpatented claims, the Bureau of Land Management (“BLM”) administers. The Company also owns a heap leach processing facility that will be redesigned and modified to accommodate our new production plans.

Strategic Plan and Management Reorganization

In April 2010, the Board approved a strategic plan designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration.   The principal features of the plan included an operational and management restructuring, a reverse stock split, land acquisitions, a balance sheet restructuring and an equity raise to fund gold mine operations, exploration and development.  The goal of the plan is to deliver stockholder value by validating qualified resources (at least measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, with annual production rates of 20,000 gold equivalent ounces and commencing commercial mining and processing operations during 2011.

On June 4, 2010, the Board of Directors approved, after obtaining regulatory approval, the one-for-two hundred reverse stock split of our common stock previously approved by our stockholders.   The reverse stock split took effect on Monday, June 7, 2010

On October 20, 2010, the Company completed the three principal features of its previously announced restructuring and recapitalization plan. The completed features of the plan include (i) exchanging all of the Company’s previously defaulted senior secured convertible debentures, promissory notes, and related obligations for permanent equity, (ii) raising approximately $35.75 million of new equity, and (iii) securing integral land mineral rights.

Debt for Equity Exchange

The Company exchanged all of its senior secured convertible debentures and promissory notes for shares of its Series A Preferred Stock pursuant to the Series A Purchase Agreement. Each share of the Series A Preferred Stock is convertible at the holder’s election into 1,536 shares of common stock, therefore converting into common stock at a conversion price per share of $0.6510. The common stock underlying the Series A Preferred Stock is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to approximately 45.1 million shares of common stock.

The notes and related interest exchanged for equity are as follows:

Debt Exchanged for Series A Preferred Convertible Stock
	At August 31, 2010
		Unpaid
Note Descriptions	Principal	Interest	Total

15% Convertible Notes Payable - Investors	$1,078,157	$264,131	$1,342,288
18% Convertible Debentures Payable - Mandatory
Redemption Payment	4,412,058	1,505,343	5,917,401
18% Convertible Notes Payable - 2006 – 2007	2,170,000	1,498,063	3,668,063
11% Convertible Notes Payable - June - November 2008	2,500,000	643,457	3,143,457
11% Convertible Note Payable - July 2008 Amended and
Restated	2,782,563	204,776	2,987,339
11% Convertible Notes Payable - December 2008	500,000	108,803	608,803
9% Convertible Notes Payable - May - August 2009	1,000,000	112,300	1,112,300
8% Convertible Notes Payable - December 2009	4,500,000	165,135	4,665,135
8% Convertible Notes Payable - June 2010	1,100,000	16,558	1,116,558
17% Promissory Notes Payable - July 2005	1,200,000	1,631,552	2,831,552
18% Promissory Notes Payable - December 2007 Financing	600,000	251,154	851,154
18% Promissory Notes Payable - January 2008 Financing	600,000	236,071	836,071
5% Debt Seller Note (Plum Mine)	250,000	64,584	314,584

Total at August 31, 2010	$22,692,778	$6,701,927	$29,394,705

New Equity Raise of $35.75 million

The Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of its Series B Preferred Stock pursuant to the Series B Purchase Agreement, representing in the aggregate about one-third of the common equity of the Company, on a fully diluted and as converted, in-the-money basis. Each share of the Series B Preferred Stock is convertible at the holder’s election into 606.0606 shares of common stock, therefore converting into common stock at a conversion price per share of $1.65. The common stock underlying the Series B Preferred Stock is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 21.7 million shares of common stock.

The Company intends to use the net proceeds to meet its initial capital and operating needs for the first three years of its strategic plan to accelerate mine development and production and continue exploration.   This includes approximately $8 million of capital expenditures associated with its leach pad expansion, new crushing unit and lab refurbishment and rolling stock, approximately $15 million for mine development and exploration and $4 million for production start up costs.  The remaining $5.75 million is intended for general corporate purposes, including remaining feasibility studies and land acquisitions. Actual transaction fees totaled $3.18 million, including $2.6 million in preferred stock issuance costs.

(in
millions)

Capital Required for Production:
Mobile Mine Equipment	$2.50
Leach Pad Expansion	2.50
Crushing Plant & Lab Refurbishment	3.00

Exploration and Start Up:
Exploration & Mine Development	15.00
Production Start up	4.00
General Corporate Purposes/Feasibility	1.75

Land Acquisition	4.00

Transaction Fees and Related Expenses	3.00

Total:	$35.75
Pending the use of the proceeds described above, the Company has invested all of the proceeds of the offering in short-term deposits, including banker acceptances and short- term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

Automatic conversion of Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred Stock”) and Series B Preferred Stock

If the daily volume weighted average price exceeds $4.50 for any 20 Trading Days during any 30 consecutive Trading Day period starting on or after the Effective Date (Effective Date means the date that all common stock underlying the Preferred Shares have been registered for resale or may be sold without volume or manner of sale restrictions under Rule 144), then all outstanding shares of the Series A-2 Preferred Stock and Series B Preferred Stock will be forced to convert into shares of common stock, based on the then-effective conversion price. The Company will provide each holder with notice within one trading day of meeting the requirements specifying the Preferred Shares held by each holder and the date three trading days later when the conversion will take effect.

Securing Land Mineral Rights.

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock with Mr. Winfield, a shareholder of the Company, and an entity controlled by Mr. Winfield, DWC. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on the DWC Property, the Sutro Property and the VCV Property.

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock.  The Company contributed 862.5 shares of Series A-1 Preferred Stock and will contribute its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.  The Company had previously entered into letters of intent with respect to the DWC Property and Sutro Property on August 13, 2008, the terms of which were expressly superseded by the Operating Agreement.

The Operating Agreement further provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain expenditures toward that end. Under the terms of the Operating Agreement, all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company.

Our Team

Overall, the Company, as part of its restructuring efforts, has reorganized its management and the professional services firms it cooperates with in an effort to improve governance, effectiveness and transparency in its operations.  We believe we have exceptional geological, geo-statistical, engineering, regulatory, environmental, financial and operating competencies on our senior team.  In addition, we have strengthened our system through agreements and relationships with certain key partners.

In November, 2009, we retained Moelis & Company to serve as our financial advisor.  Moelis & Company is a global investment bank that provides financial advisory services and capital raising solutions to a broad client base, through its offices in New York, Boston, Chicago, Los Angeles, London, and Sydney.

In December, 2009, we engaged Behre Dolbear, a mining consulting firm based in Denver, Colorado, to review our mine model, and to produce technical reports compliant with the Canadian National Instrument (“NI”) 43-101 standard. These reports were published on May 17, 2010 and August 31, 2010.

In May, 2010, we retained Kelley Drye & Warren LLP (“Kelley Drye”) to serve as our legal advisor.  Kelley Drye is an international law firm founded in 1836, providing legal services in over 30 practice areas, including Corporate Finance and Securities law.

In January 2011, the Audit and Finance Committee of the Board of Directors of the Company, appointed Deloitte & Touche LLP ("Deloitte") as its independent, registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ended December 31, 2010.

Developments

Our strategic plan calls for additional infill drilling and metallurgical testing prior to the resumption of mining.  Two drilling programs began late in the first quarter 2010 and were completed in June.  Our Chief Geologist and a Certified Professional Geologist (CPG), manages these drill programs.

The first program was a reverse circulation drilling program designed to provide additional information for a detailed mine design.  It included 51 infill holes in the Lucerne area and the historic Hartford and Justice areas.

The second drilling program included drilling eight core holes.  The cores are being used for metallurgical testing required for final design of the processing flow design and for geotechnical testing to determine final slope stability calculations for the open pit walls.

The information from these drill programs is being used in the development of a detailed mine design for reopening the mine, fine-tuning our mineral processing procedures to maximize gold and silver recovery and updating our global mineralized material estimates.  We updated our global inventory of mineralized material with a National Instrument 43-101 technical report in August 2010, and we continue to take all steps to resume mine production.

In November 2010, the Company announced that it began a new drilling program at its Comstock Mine Project, again under the direction of our Chief Geologist.  The program plans for over 125,000 feet of reverse circulation drilling, and has a planned duration of about 9 to 10 months.  It includes development drilling in the Lucerne and Dayton Resource Areas, exploration drilling on certain high priority targets within the Company’s extensive Comstock district land holdings, and condemnation drilling in the areas designated for possible heap leach pad expansion.

The Company has applied for an Air Quality Permit associated with modifications of our processing facilities and for a new Mercury Emissions Permit scheduled for completion during the late second and early third quarters of 2011. These permits, to be issued by the Nevada Division of Environmental Protection (NDEP), are required before mining and processing can recommence.

The Company was notified, in 2009, of its selection for audit by the United State Environmental Protection Agency (EPA).  The audit was classified under the EPA’s Toxic Release Inventory (TRI) program. The Company engaged Enviroscientists, Inc., to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements. We have submitted all required reports for all periods under audit and believe the reporting for these periods are now in compliance. The audit may determine that the Company was not in compliance with the TRI reporting requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit. The Company believes it has since complied with these reporting requirements and does not believe this action or any possible penalties would be material.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions.  We consider the historic Comstock district central to our growth strategy. We work collaboratively with Federal, State, and local regulatory agencies to ensure that we obtain all remaining permits needed to resume mining.

On August 13, 2008, we entered into a binding letter of intent to purchase certain property owned by DWC Resources, Inc. in Storey County, Nevada. We simultaneously entered into a binding letter of intent to sublease the Sutro Tunnel Lease dated January 1, 2008 between Sutro Tunnel Co. and John Winfield or his nominee.  During 2009, we continued to meet our obligations under the DWC and Sutro letters of intent, while negotiations continued to consummate these transactions.  The Operating Agreement relating to Northern Comstock in October 2010 expressly superseded these letters.

On April 2, 2010, we completed the acquisition of 11 patented lode-mining claims in Storey and Lyon counties, which we had been leasing, from Claire Obester, Jim Obester, Alan Obester, and Julian Smith for $1,650,000 plus a 1% royalty.

On June 2, 2010, we entered into mineral exploration and mining lease agreement with New Daney Company, Inc. covering seven unpatented lode claims.  These claims are located Lyon County and are contiguous with the company’s Spring Valley mineral holdings.

On July 1, 2010, we acquired a purchase option to acquire four patented lode claims and contiguous town lots totaling 95 acres known as the “Dayton.” These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price is $3,000,000 plus a 3% NSR. In addition, the NSR will be reduced by 75% until the company receives credit through the reduction of NSR for the $3,000,000 purchase price.

On July 20, 2010, we acquired seven patented mining claims totaling 48 acres, surface rights to two additional patented mining claims totaling 15 acres, 12 unpatented lode claims, and 15 acre-feet of water rights, all located in Storey County, Nevada. The purchase price was $1,025,000. The former owners of the parcel retained a 1.5% NSR on all future mineral production from these claims.

On August 1, 2010 we purchased an exclusive 180-day option to acquire one patented lode claim known as the Metropolitan and two unpatented lode claims from Ida Consolidated Mines.  These claims adjoin the “Dayton” claims where we secured an option to acquire 4 patented lode claims on July 1, 2010.   The agreement allows us to acquire theses mineral claims for $100,000 plus a 2% net smelter return at any point during the option period.  The purchase was completed in January 2011.

On October 14, 2010, we acquired 26 unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County, Nevada.  The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode.  These claims adjoin and extend the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease has an initial term of 3 years and, in the event we determine that exploration results warrant further development, then the term can be extended initially for two additional six-year terms and then continuously thereafter as long as we are producing on property adjacent to or in the vicinity of these new claims. The agreement includes a 3% NSR royalty from production with the gold price capped at $2,000 per ounce.

On October 20, 2010, we agreed to form an operating joint venture. Consistent with the Company’s strategic plan, the Company obtained the exclusive rights of production and exploration on the DWC Property, the Sutro Property and the VCV Property.

Mineral production from the DWC-contributed property is subject to a royalty on a sliding scale.  At gold prices over $750 per ounce, production of the first 500,000 ounces is subject to a 3% NSR.  Production over 500,000 ounces is subject to a 6% NSR.  Mineral production from the DWC-contributed property is also subject to a 1% NSR payable to Art Wilson.

Mineral production on the Sutro property is subject to a royalty on a sliding scale to John Winfield.  At gold prices over $250 per ounce, production of the first 500,000 ounces is subject to a 1% NSR.  Production over 500,000 ounces is subject to a 2% NSR.  A separate royalty of 5% NSR is also payable to the Sutro Tunnel Company on all production from the property.  Mineral production from the VCV property is subject to a 5% NSR.

We will continue our program to catalog and digitize our library of historic mining maps and reports, so that our team can leverage the knowledge accumulated by individuals over the 150 years of mining activities in the Comstock Lode.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three months and twelve months ended December 31, 2010 and 2009.

Three Months Ended December 31, 2010 and December 30, 2009:

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2010	2009	Difference

Revenue	$—	$—	$—
Depreciation, depletion and amortization	22,039	40,610	(18,571)
Reclamation, exploration and test mining expenses	1,105,889	287,033	818,856
General and administrative	568,394	281,269	287,125
Consulting and professional fees	165,565	67,000	98,565
Loss on extinguishment of debt	26,350,890	—	26,350,890
Change in fair value of warrant and embedded derivative
liabilities	4,625,533	(4,808,784)	9,434,317
Interest expense	276,866	1,051,884	(775,018)
Interest Income	(24,557)	—	(24,557)
Net loss (gain)	$33,090,619	$(3,080,988)	$36,171,607

Reclamation, Exploration and Test Mining Expenses increased by $818,856 in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The increase was primarily caused by expenditures associated with increased reverse circulation drilling activity in 2010, primarily in the Lucerne resource Area and the commencement of core drilling in 2010, for the development of our starter mine in the Lucerne Resource Area.

General and administrative expenses increased by $287,125 in the fourth quarter of 2010 as compared to the fourth quarter of 2009.  This increase resulted from higher labor, travel and administrative expenses incurred in conjunction with our recapitalization, including raising new equity capital, and temporary redundancies associated with our management reorganization.

Consulting and professional fees increased by $98,565 in the fourth quarter of 2010 as compared to the fourth quarter of 2009.  This increase resulted from additional legal and financial service cost associated with the restructuring and recapitalization, including legal costs for the reverse stock split, the debt for equity exchange and the new capital raise activities.

Loss on extinguishment of debt of $26,350,890 was recorded during the fourth quarter of 2010, resulting from the exchange of all of our $29,394,705 in senior secured convertible debentures, promissory notes and related interest obligations for our Series A Preferred Stock.  We recorded a non-cash loss on the extinguishment of debt based on the fair value of the Series A Preferred Stock and the net carrying value of the senior secured convertible debentures and promissory notes on the date of the extinguishment. The difference in the respective values of $26,350,890 was recorded as a loss on the extinguishment of debt. There was no such transaction in 2009.

Change in fair value of warrant and embedded derivative liability increased in the fourth quarter of 2010 by $9,434,317 as compared to the fourth quarter of 2009. This increase resulted from fair value calculation change of $6,564,813 associated with beneficial conversion features (embedded derivatives) and detachable instruments (warrants) contained in various notes resulting from increases of convertible debentures of approximately $4 million with embedded derivatives and the increase of the stock price of $0.76 per common share from December 31, 2009 to October 20, 2010 (date of the debt to equity exchange).  This increase also included derivative liability expense of $2,869,504 from the contingent dividend payment associated with our Preferred Shares issued in the fourth quarter of 2010 resulting from an increase in our stock price of $1.19 per share from October 20, 2010, date of issuance, to December 31, 2010.  There was no derivative liability expense associated with the contingent dividend in the comparable period in 2009.

Interest expense decreased $775,018 in the fourth quarter of 2010 as compared to the fourth quarter of 2009. This decrease resulted from extinguishing our senior secured convertible indentures, promissory notes and associated interest obligations.

Interest income increased by $24,557 during the fourth quarter of 2010 as compared to the fourth quarter of 2009.  This increase resulted in the income generated from the cash and cash equivalents, and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock for cash in the fourth quarter of 2010.

Our Company is an Exploration Stage enterprise as defined by the SEC’s Industry Guide 7, and, in accordance with SEC’s Industry Guide 7, infrastructure expenditures such as haul roads, leach pads and start-up costs and all drilling were expensed.

Twelve Months Ended December 31, 2010 and December 30, 2009:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2010	2009	Difference

Revenue	$—	$—	$—
Depreciation, depletion and amortization	131,785	154,683	(22,898)
Reclamation, exploration and test mining expenses	3,806,896	2,864,854	942,042
General and administrative	2,103,897	1,303,939	799,958
Consulting and professional fees	1,021,238	244,610	776,628
Loss on extinguishment of debt	26,350,890	—	26,350,890
Change in fair value of warrant and embedded derivative
liabilities	23,475,749	(2,829,446)	26,305,195
Interest expense	3,291,274	4,348,029	(1,056,755)
Interest Income	(24,557)	—	(24,557)
Other, net	169,247	(22,000)	191,247
Net Loss	$60,326,419	$6,064,669	$54,261,750

In years presented, we did not produce or sell any gold or silver at our Comstock Project in Nevada.

Depreciation, depletion and amortization decreased $22,898 for the year ended December 31, 2010 as compared to the year ended 2009.  The decrease was primarily related to the decrease in the net depreciable amounts of property and equipment.

Reclamation, exploration and test mining expenses increased by $942,042 for the year ended 2010 as compared to the year ended 2009. The increase was primarily caused by expenditures associated with increased reverse circulation drilling activity in 2010, primarily in the Lucerne resource Area and the commencement of core drilling in 2010, for the development of our starter mine in the Lucerne Resource Area.

General and administrative fees increased by $799,958 for the year ended 2010 as compared to the year ended 2009.   This increase resulted from higher labor, travel and administrative expenses incurred in conjunction with our recapitalization, including raising new equity capital, and temporary redundancies associated with our management reorganization.

Consulting and professional expenses increased $776,628 for the year ended 2010 as compared to the year ended 2009. The increase resulted from additional legal and financial service cost associated with the restructuring and recapitalization, including legal costs for the reverse stock split, the debt for equity exchange and the new capital raise activities.

Loss on extinguishment of debt of $26,350,890 was recorded during the year ended 2010, resulting from the exchange of all of our $29,394,705 in senior secured convertible debentures, promissory notes and related interest obligations for our newly issued Series A Preferred Stock.  We recorded a non-cash loss on the extinguishment of debt based on the fair value of the Series A Preferred Stock and the net carrying value of the senior secured convertible debentures and promissory notes on the date of the extinguishment. The difference in the respective values of $26,350,890 was recorded as a loss on the extinguishment of debt. There was no such transaction in 2009.

Change in fair value of warrant and embedded derivative liabilities increased for the year ended 2010 by approximately $26,305,000 as compared to the year ended 2009. This increase resulted from fair value calculation change of approximately $23,435,000 million associated with beneficial conversion features (embedded derivatives) and detachable instruments (warrants) contained in various notes resulting from increases of convertible debentures of approximately $4,850,000 million with embedded derivatives and the increase of the stock price of $0.76 per common share from December 31, 2009 to October 20, 2010 (date of the debt to equity exchange).  This increase also included derivative liability expense of $2,869,504 from the contingent dividend payment associated with our Preferred Shares issued in the fourth quarter of 2010 resulting from an increase in our stock price of $1.19 per share from October 20, 2010, date of issuance, to December 31, 2010.  There was no derivative liability expense associated with the contingent dividend in the comparable period in 2009.

Interest expense decreased $1,056,755 for the year ended 2010 as compared to the year ended 2009. This decrease resulted from extinguishing our senior secured convertible indentures, promissory notes and associated interest obligations.

Interest income increased by $24,557 during the year ended 2010 as compared to the year ended 2009.  This increase resulted in the income generated from the cash and cash equivalents, and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock for cash in the fourth quarter of 2010.

Other, net increased by $191,247 during the year ended 2010 as compared to the year ended 2009 from an increase in other non-operating expenses resulting from increased operating activities.

Liquidity and Capital Resources

On October 20, 2010, the Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of a newly created Series B Preferred Stock to fund the Company’s business plan to accelerate mine development and production and enhance exploration and exchanged all of our $29.4 in senior secured convertible debentures, promissory notes and related interest obligations for shares of a newly created Series A Preferred Stock. This transaction also cured all defaults under the terms of the notes being converted.  This funding meets our capital and working capital needs for production start up in 2011, exploration drilling under our three-year strategic plan and certain, additional land purchases. Cash, cash equivalents and investments on hand at December 31, 2010, totaled $29.8 million. Cash, cash equivalents and investments on hand at March 31, 2011, totaled approximately $26.1 million. However, we did not generate revenues or operating cash flows and we have yet to realize an operating profit at our Company. Although the Company is still an exploration stage mine, it believes that its current positive working capital and cash investment positions are sufficient to fund the operations for the next 12 months. Management also believes it would be able to raise additional capital, if needed. Our recurring losses and negative cash flow from operations require ongoing assessment about our ability to continue as a going concern.

The Company intends to use the net proceeds to meet its initial capital and operating needs for the first three years of its strategic plan to accelerate mine development and production and continue exploration.   This includes approximately $8 million of capital expenditures associated with its leach pad expansion, new crushing unit and lab refurbishment and rolling stock, approximately $15 million for mine development and exploration and $4 million for production start up costs.  The remaining $5.75 million is for general corporate purposes, including remaining feasibility studies and land acquisitions. Actual transaction fees totaled $3.18 million, including $2.6 million in preferred stock issuance.

US$ (in millions)
Capital required for production:
Mobile mine equipment	$2.50
Leach pad expansion	2.50
Crushing plant and lab refurbishment	3.00

Exploration and start up:
Exploration and mine development	15.00
Production start up	4.00
General corporate purposes/feasibility	1.75

Land acquisition	4.00

Transaction fees and related expenses	3.00

Total:	$35.75

Pending the use of the proceeds described above, the Company invested all of the proceeds of the offering in short-term deposits, including banker acceptances and short-term, interest bearing corporate, government-issued or government-guaranteed securities.

For the year ended December 31, 2010, we used cash from operating activities of approximately $7.9 million compared to $3.6 million in 2009. Operating cash flow decreased approximately $4.3 million primary as a result of increased operating losses of $2.5 million and a higher use of working capital.  For the year ended December 31, 2010, we used cash to purchase approximately $4.4 million of certificates of deposit.

Critical Accounting Policies and Estimates

The SEC has requested that all registrants address their most critical accounting policies.  The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results will differ, and may differ materially from these estimates under different assumptions or conditions.  Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors.  The following paragraphs identify our most critical accounting policies:

Impairment of Mineral Rights and Properties, Plant and Equipment

The company assesses its mineral rights and properties, plant and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in the company's business plans, changes in precious metal prices and significant downward revisions of estimated mineralization quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, and the outlook for global or regional demand conditions for gold and silver. However, the impairment reviews and calculations are based on assumptions that are consistent with the company's business plans and long-term investment decisions.

Reclamation and Remediation Obligations

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the reclamation obligation at each mine site in accordance with guidance for accounting for asset retirement obligations.

Reclamation obligations for inactive mines are accrued based on management’s best estimate of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Stock-Based Compensation

We measure share-based compensation cost at the grant date based on the value of the award and recognize the cost as an expense over the term of the vesting period.  Judgment is required in estimating the fair value of share-based awards granted and their expected forfeiture rate.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted

Income Taxes

Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid.  Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Derivative Instruments

The Company has recorded derivatives relating to embedded conversion features on convertible debt, warrants issued with convertible debt, and contingent dividend payments on our Preferred Shares.  These derivatives are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives are recorded in the consolidated statements of operations.  Management applies judgment in estimating the fair value of derivative instruments that are sensitive to assumptions that include various unobservable market inputs.    These inputs include variables such as derived volatility stock price, expected life, and probability of conversions and regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives.

Contingent Liabilities

Management also makes judgments and estimates in recording contingent liabilities. When a loss is considered probable in connection with litigation or continent liabilities, we record our best estimate within related to the contingency.  If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment.

Item 8.Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	68

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comstock Mining Inc.

We have audited the accompanying consolidated balance sheet of Comstock Mining Inc. (formerly GoldSpring, Inc.) and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2010 consolidated financial statements present fairly, in all material respects, the financial position of Comstock Mining Inc. and subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
April 15, 2011

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
GoldSpring, Inc.

We have audited the accompanying consolidated balance sheets of GoldSpring, Inc. as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoldSpring, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 2, 2010

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,383,309	$246,214
Available for sale securities	4,410,237	—
Prepaid expenses	2,042,276	—
Total current assets	31,835,822	246,214

MINERAL RIGHTS AND PROPERITES, PLANT AND EQUIPMENT, Net	4,224,597	3,572,013
RECLAMATION BOND DEPOSIT	721,748	766,768
RETIREMENT OBLIGATION ASSET	339,357	340,159

TOTAL ASSETS	$37,121,524	$4,925,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$819,817	$1,608,493
Accrued expenses	3,965,838	271,054
Accrued interest payable	11,531	4,870,713
Mortgage obligations – current portion	771,530	1,000,000
Promissory notes	—	2,650,000
Convertible debentures – current portion	—	12,495,698
Total current liabilities	5,568,716	22,895,958

LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES:
Mortgage obligations	680,881	490,000
Derivative liability - contingent dividend payment	4,873,192	—
Derivative liability - beneficial conversion feature	—	2,744,059
Derivative liability - warrants	—	1,756,130
Long-term reclamation liability	1,332,730	1,186,966
Convertible debentures	—	3,025,325
Total long-term debt and other long-term liabilities	6,886,803	9,202,480

Total liabilities	12,455,519	32,098,438

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, 10, 11, 12, 13, 20, and 21)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.000666 par value, 3,950,000,000 shares authorized,
21,154,663 and 18,310,339 shares issued and outstanding at
December 31, 2010 and 2009, respectively	14,089	12,195
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 21,775 shares issued and outstanding at December 31, 2010	15	—
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 8,382 shares issued and outstanding at December 31, 2010	5	—
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 35,749 shares issued and outstanding at December 31, 2010	24	—
Additional paid-in capital	139,906,683	27,742,913
Accumulated deficit	(115,254,811)	(54,928,392)
Total stockholders’ equity (deficit)	24,666,005	(27,173,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,121,524	$4,925,154

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUE	$—	$—

COST AND EXPENSES
Depletion, depreciation and amortization	131,785	154,683
Reclamation, exploration and test mining expenses	3,806,896	2,864,854
General and administrative	2,103,897	1,303,939
Consultants and professional fees	1,021,238	244,610
Total cost and expenses	7,063,816	4,568,086

LOSS FROM OPERATIONS	(7,063,816)	(4,568,086)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(26,350,890)	—
Change in fair value of debt beneficial
conversion feature	(17,964,161)	3,558,744
Change in fair value of warrant	(2,642,084)	(729,298)
Change in fair value of contingent dividend payment	(2,869,504)	—
Interest expense	(3,291,274)	(4,348,029)
Interest income	24,557	—
Other, net	(169,247)	22,000
Total other expense, net	(53,262,603)	(1,496,583)

NET LOSS	(60,326,419)	(6,064,669)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,276,902)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(61,603,321)	$(6,064,669)

Net loss per common share – basic	$(3.18)	$(0.34)

Net loss per common share – diluted	$(3.18)	$(0.34)

Weighted average common shares outstanding — basic	19,383,007	17,748,368

Weighted average common shares outstanding — diluted	19,383,007	17,748,368

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Deficit	Total
BALANCE - January 1, 2009	—	$—	—	$—	—	$—	16,904,742	$11,259	$24,961,957	$(48,863,723)	$(23,890,507)

Common stock issued for:
Convertible debenture principal							133,264	89	192,179		192,268
Convertible debenture interest							751,833	501	1,477,096		1,477,597
Employee and director compensation							27,500	19	67,231		67,250
Private placement							493,000	327	902,173		902,500
							1,405,597	936	2,638,679		2,639,615

Warrant cost and stock-based compensation									142,277		142,277

Net loss										(6,064,669)	(6,064,669)

BALANCE - December 31, 2009	—	—	—	—	—	—	18,310,339	12,195	27,742,913	(54,928,392)	(27,173,284)

Common stock issued for:
Convertible debenture principal							703,770	468	835,015		835,483
Convertible debenture interest							359,630	240	446,673		446,913
Employee and director compensation							10,000	7	19,718		19,725
Services							25,000	17	33,983		34,000
							1,098,400	732	1,335,389		1,336,121

Stock-based compensation									125,955		125,955

Cashless exercise of warrants and options							1,589,995	1,058	2,155,091		2,156,149

Reclassification of warrant derivative liability									2,686,431		2,686,431

Exchange of debt (principal and accrued
interest) for convertible preferred stock	20,912	14	8,484	6					72,559,121		72,559,141

Issuance of Series B convertible preferred stock for cash					35,749	24			35,749,376		35,749,400

Issuance costs on preferred stock									(2,571,588)		(2,571,588)

Contingent dividend related to preferred stock									(2,003,688)		(2,003,688)

Deemed dividend on beneficial conversion									39,482,123		39,482,123
feature related to convertible preferred stock									(39,482,123)		(39,482,123)

Issuance of Series A-1 convertible preferred
stock for mineral lease	863	1							2,127,786		2,127,787

Conversion of Series A-2 convertible preferred
stock into common stock			(102)	(1)			155,929	104	(103)

Net loss										(60,326,419)	(60,326,419)

BALANCE - December 31, 2010	21,775	$15	8,382	$5	35,749	$24	21,154,663	$14,089	$139,906,683	$(115,254,811)	$24,666,005

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(60,326,419)	$(6,064,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,785	154,683
Gain on sale of mineral rights	(300,000)	—
Writedown of mineral rights and properties, plant, and equipment	108,698	—
Stock, warrants, and stock-based compensation and services	598,667	209,527
Accretion of convertible debentures discounts	392,014	1,535,686
Accretion of reclamation liability	87,317	—
Other, non cash items	45,020	5,000
Loss on debt extinguishment	26,350,890	—
Net change in derivative fair values	23,475,749	(2,829,446)
Changes in operating assets and liabilities:
Prepaid expenses	(333,476)	—
Accounts payable	(770,980)	385,560
Accrued expenses	(166,556)	1,561,283
Accrued interest payable	2,815,916	1,477,597
NET CASH USED IN OPERATING ACTIVITIES	(7,891,375)	(3,564,779)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(4,410,237)	—
Purchase of mineral rights and properties, plant and equipment	(376,515)	(378,880)
Proceeds from sale of mineral rights and properties, plant
and equipment	550,000	260,000
NET CASH USED IN INVESTING ACTIVITIES	(4,236,752)	(118,880)

FINANCING ACTIVITIES:
Principal payments on mortgage obligations	(762,590)	(40,565)
Proceeds from the issuance of common stock	—	902,500
Proceeds from the issuance of preferred stock	35,749,400	—
Preferred stock issuance costs	(2,571,588)	—
Proceeds from the issuance of convertible debentures	4,850,000	2,745,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,265,222	3,606,935

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,137,095	(76,724)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	246,214	322,938
CASH AND CASH EQUIVALENTS, END OF YEAR	$25,383,309	$246,214

SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES PAID	$—	$—
INTEREST PAID	$82,147	$—

(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Supplemental disclosure of non-cash investing and financing
activities:
	2010	2009
Issuance of common stock for convertible debenture principal	$835,483	$192,268
Issuance of common stock for convertible debenture interest	446,913	1,477,597
Issuance of Series A-1 convertible preferred stock for mineral
claim lease capitalized in prepaid expenses	1,708,800	—
Purchase of mineral rights and properties, plant and equipment
with issuance of mortgage obligations	725,000	1,520,000
Issuance of common stock for financing fees	—	36,000
Reclassification of warrant derivative liability to equity	2,686,431	—
Accrual of derivative liability — contingent dividend with offset
to convertible preferred stock	2,003,688	—

See Footnote 3 for disclosure of non-cash transactions relating to the exchange of debt for convertible preferred stock

See notes to the consolidated financial statements.	(Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.  Nature of Business

Comstock Mining Inc. is a Nevada-based gold and silver mining company with extensive, contiguous property in the Comstock Lode Mining District and is an exploration mining company.  As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” or “our,” or “Company.”  Our mining project, called the Comstock Mine Project, is located in Storey County, Nevada, approximately 3 miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada.  The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada.

We began acquiring properties in the Comstock District in 2003. Since then, we have secured permits, built an infrastructure, brought the exploration project into test mining production and acquired additional properties in the District.

Our Company now owns or controls 6,099 acres of active lode mining claims in the Comstock District. The acreage is comprised of 999 acres of patented claims (private lands) and 5,100 acres of unpatented claims (U.S. Bureau of Land Management (BLM) administered). The Comstock Mine Project includes a heap leach processing facility that we are upgrading to accommodate our current production plans.

On July 21, 2010, we changed our name from “GoldSpring, Inc.” to “Comstock Mining Inc.,” by way of a merger with a wholly owned subsidiary (Comstock Mining Inc.) that was formed solely for the purpose of changing our name.

2.  Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: GoldSpring, LLC, The Plum Mining Company, LLC, and the Plum Mine Special Purpose Company LLC. Inter-company transactions and balances have been eliminated.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses from operations and had no revenues from operations for the years ended December 31, 2010 and 2009. For the year ended December 31, 2010, the Company incurred a net loss of approximately $60,326,000 and used cash in operations of approximately $7,891,000. During the year ended December 31, 2010, because the Company exchanged approximately $29.4 million of convertible debenture principal, promissory notes and accrued interest for Series A convertible preferred stock and was successful in raising approximately $33.2 million in cash through the sale of Series B convertible preferred stock, the accompanying consolidated financial statements are presented on a going concern basis.  The Company’s ability to continue as a going concern is dependent upon transitioning into production and achieving profitable operations and/or raising additional funds as needed.

Reverse Stock Split - On June 4, 2010, the Board of Directors approved, after obtaining regulatory approval, a one-for-two hundred reverse stock split of our common stock previously approved by our stockholders.   Our consolidated financial statements reflect the retroactive effect of the reverse stock split as of and for the years ended December 31, 2010 and 2009.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.  As of December 31, 2010, we had cash and cash equivalents in money market investments in excess of federally insurance limits in the amount of approximately $23,004,423.

Available for Sale Securities – The Company’s available for sale securities are recorded at fair value and consist of certificates of deposits. These certificates of deposits are valued using discounted cash flows based on currently offered rates. Unrealized gains and losses are computed on the basis of specific identification and are not significant for the year ended December 31, 2010.

Fair Value Measurements - The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Long-Lived Assets - We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment.  An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset.  In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value.  Fair value is generally determined based on discounted future cash flow.  During the year ended December 31, 2010, we fully impaired our Big Mike copper project in Northern Nevada and other mineral claims in the amount of approximately $109,000 and subsequently disposed of the assets. There were no impairments of long-lived assets during the year ended December 31, 2009.

Mineral Rights and Properties - We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7, exploration expenditures are expensed as incurred. We expense care and maintenance costs as incurred.  During the year ended December 31, 2010, the Company did not conduct mining operations and we did not amortize our mineral rights.

We review the carrying value of our mineral rights and properties for impairment whenever there are negative indicators of impairment.  Our estimate of the gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in the mineral claims and properties. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our mineral claims and properties and possibly require future asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess recoverability of carrying value from other means, including net cash flows generated by the sale of the asset.

When we commence mining operations, we will use the units-of-production method to deplete the mineral rights and properties based on estimated recoverable ounces or pounds of proven and probable reserves.

Plant and Equipment - We record plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives or productive value.  We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	15 years
Vehicles and equipment	3 to 7 years
Processing and lab	5 to 7 years
Furniture and fixtures	3 to 5 years

Reclamation Liabilities and Asset Retirement Obligations - Minimum standards for site reclamation and closure have been established for us by various government agencies. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of property and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with Accounting Standards Codification (“ASC”) guidance for accounting for asset retirement obligations.

Revenue Recognition  - The Company will recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of such amounts is probable.

Stock Issued For Services - Common shares issued for services are valued based upon the market value of our common stock on the date of issue.

Stock-Based Compensation - For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the computed fair value on the grant date of the award.

Warrants – We issued detachable warrants as part of the convertible debentures.  These warrants are recorded at fair value, and the expense related to these warrants is amortized over the life of the related convertible debentures.  These warrant agreements allow for a cashless exercise of the warrants.

Loss per Common Share – Basic net loss per common share is computed by dividing net loss less the preferred stock dividends by the weighted average number of common shares outstanding. Dilutive loss per share includes additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive.

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2010 and 2009.

Derivatives — As part of completing certain transactions, we have the following derivatives, which are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (loss) in the consolidated statements of operations:

•	Contingent dividend derivative derived from the issuance of the convertible preferred stock.
•	Warrant derivative derived from the issuance of convertible debentures.
•	Beneficial conversion derivative derived from the issuance of convertible debentures.

Income Taxes -We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain assets and liabilities. Realization of deferred tax assets is dependent upon future earnings, if any. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such deferred tax assets to be more likely than not.

Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, convertible debentures, convertible preferred stock, embedded derivatives and derivative liabilities, estimated reclamation objectives, stock-based compensation and payments, and contingent liabilities.

Recently Issued Financial Accounting Standards - In January 2010, the Financial Accounting Standard Board (“FASB”) issued additional authoritative guidance on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures, as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll-forward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements.  This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009.  We adopted the fair value disclosure guidance on January 1, 2010,.  The adoption of this guidance did not have a material effect on our consolidated financial statements for the year ended December 31, 2010.

In June 2009, the FASB issued authoritative guidance that amends tests for variable interest entities to determine whether a variable interest entity must be consolidated.  This guidance requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This guidance also requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity.  We adopted this guidance on January 1, 2010.  The adoption did not have a material impact on our consolidated financial statements.

Correction of Income Tax Disclosures — Subsequent to the issuance of the 2009 consolidated financial statements, the Company determined that the footnote disclosure on the components of net deferred taxes omitted certain amounts. The Company has previously presented the significant portion of deferred taxes as a net operating loss with a full valuation allowance. The net amount of deferred taxes was not impacted. This correction had no effect on the consolidated financial statements. The following table summarizes the correction as of December 31, 2009.

	December 31, 2009
	As Reported	As Corrected
Deferred tax assets and liabilities:
Asset retirement obligations	$—	$287,914
Fixed assets	—	44,773
Mine exploration costs	—	1,278,353
Derivatives — change in fair value	—	1,530,064
Stock-based compensation	23,500	793,125
Net operating loss	19,500,000	10,999,290
Valuation allowance	(19,523,500)	(14,933,519)
Net deferred tax assets	$—	$—

3.  Issuance of Convertible Preferred Stock and Extinguishment of Debt

On October 20, 2010, the Company exchanged all of its senior secured convertible debentures, promissory notes and related interest obligations for shares of its newly created Series A convertible preferred stock pursuant to the Series A Purchase Agreement (debt to equity exchange). The number of shares of Series A convertible preferred stock exchanged was based on the carrying amount of debt and accrued interest at August 31, 2010 divided by the stated value of the convertible preferred stock. The convertible debentures, promissory notes, and related interest exchanged for Series A convertible preferred stock were as follows:

Debt Exchanged for Series A Preferred Convertible Stock

	August 31, 2010
		Accrued
Note Descriptions	Principal	Interest	Total
15% convertible notes payable - investors	$1,078,157	$264,131	$1,342,288
18% convertible debentures payable - mandatory redemption payment	4,412,058	1,505,343	5,917,401
18% convertible notes payable - 2006 – 2007	2,170,000	1,498,063	3,668,063
11% convertible notes payable - June - November 2008	2,500,000	643,457	3,143,457
11% convertible note payable - July 2008 amended and restated	2,782,563	204,776	2,987,339
11% convertible notes payable - December 2008	500,000	108,803	608,803
9% convertible notes payable - May - August 2009	1,000,000	112,300	1,112,300
8% convertible notes payable - December 2009	4,500,000	165,135	4,665,135
8% convertible notes payable - June 2010	1,100,000	16,558	1,116,558
17% promissory notes payable - July 2005	1,200,000	1,631,552	2,831,552
18% promissory notes payable - December 2007 financing	600,000	251,154	851,154
18% promissory notes payable - January 2008 financing	600,000	236,071	836,071
5% debt seller note (Plum Mine)	250,000	64,584	314,584

	$22,692,778	$6,701,927	$29,394,705

In calculating the loss on extinguishment of debt, we measured the Series A convertible preferred stock at fair value at date of issuance.  The summary of the components of loss on the extinguishment of debt for the year ended December 31, 2010 is as follows:

Principal and interest exchanged at August 31, 2010	$29,394,705
Discount on debt eliminated	(1,691,770)
Interest accrued from September 1, 2010 —October 20, 2010	526,258
Convertible debt beneficial conversion feature derivative eliminated	21,840,398
Issuance Series A-1 convertible preferred stock at fair value	(51,589,904)
Issuance Series A-2 convertible preferred shares at fair value	(20,969,237)
Accrual of tax indemnification related to exchange (Note 20)	(3,861,340)
Loss on extinguishment of debt	$(26,350,890)

The Company estimated the fair value of the convertible preferred stock using a Monte Carlo model.  The determination of the fair value was based on inputs such as stock price, volatility, expected life, risk free interest rate, and expected dividends.  The conversion option embedded in the convertible preferred stock is a beneficial conversion feature because the effective conversion price of the conversion option is less than the Company’s common stock price at the date of the debt to equity exchange.  At October 20, 2010, the Company recorded a deemed dividend in additional paid-in-capital for this beneficial conversion feature of $39,482,123.

4.  Available-for-Sale Securities

Available-for-sale securities at December 31, 2010 consisted of the following:

FDIC insured certificates of deposit maturing in less than 12 months	$2,940,128
FDIC insured certificates of deposit maturing in more than 12 months	1,470,109
Total	$4,410,237

At December 31, 2010, the carrying value of the available-for-sale securities approximates fair value.

5.  Prepaid Expenses

Prepaid expenses at December 31, 2010 consisted of the following:

Prepaid leases	$1,708,060
Other prepaid expenses	334,216
Total	$2,042,276

6.  Mineral Rights and Properties, Plant, and Equipment, Net

Mineral rights and properties, plant, and equipment at December 31, 2010 and 2009, consisted of the following:

	2010	2009
Mineral rights and properties	$3,598,976	$2,920,547
Land and building	681,243	677,443
Vehicle and equipment	327,594	302,094
Processing and lab	701,832	704,528
Furniture and fixtures	69,478	49,390
	5,379,123	4,654,002
Less accumulated depreciation	(1,154,526)	(1,081,989)
	$4,224,597	$3,572,013

Mineral rights and properties at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Obester mineral property	$1,650,000	$1,650,000
Donovan mineral property	1,025,000	—
Comstock Placer claims	100,000	100,000
Comstock Lode claims	733,976	1,011,409
Water rights	90,000	90,000
Big Mike Copper claims	—	69,138
	$3,598,976	$2,920,547

Depreciation expense for the years ended December 30, 2010 and 2009 was approximately $73,000 and $86,000, respectively.

7.  Reclamation Bond Deposit

We are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a bond to be posted for mining projects that leave the site safe, stable and capable of providing for a productive post-mining land use. During the year ended December 31, 2008 the Nevada Division of Minerals approved the reclamation plan for approximately $1,171,000.   As required  by the bond pool program, we have a cash deposit of approximately $722,000 and $767,000 held by the Nevada Division of Minerals at December 31, 2010 and 2009, respectively.

8.  Long-term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of approximately $1,333,000 and $1,187,000 as of December 31, 2010 and 2009, respectively, for our obligation to reclaim our mine facility based on our 2008 reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.  In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance.  Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs for information indicating that our estimated liabilities may change.  The accretion of reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2010 and 2009 were approximately $147,000 and $150,000, respectively.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the Comstock Mine Project:

	2010	2009
Long-term reclamation liability — beginning of period	$1,186,966	$1,105,342
Additional obligations incurred	58,447	—
Accretion expense of the reclamation liability	87,317	81,624
Long-term asset reclamation liability — end of period	$1,332,730	$1,186,966

Following is a reconciliation of the aggregate retirement obligation asset associated with on our reclamation plan for the Comstock Mine Project:

	2010	2009
Retirement obligation asset — beginning of period	$340,159	$408,190
Additional obligations incurred	58,447	—
Amortization of retirement obligation asset	(59,249)	(68,031)
Retirement obligation asset — end of period	$339,357	$340,159

9.  Accrued Expenses

Accrued expenses at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Tax indemnification accrual (Note 20)	$3,861,340	$—
Other accrued expenses	104,498	271,054
	$3,965,838	$271,054

10. Promissory Notes

Promissory notes at December 31, 2010 and 2009 consisted of the following:

Note Description	2010	2009
17% promissory note payable-July 2005 financing	$—	$1,200,000
18% promissory note payable-December 2007 financing	—	600,000
18% promissory note payable-January 2008 financing	—	600,000
5% promissory note payable-Plum Mine	—	250,000
	$—	$2,650,000

As discussed in Note 3, the Company exchanged the principal and accrued interest of all its promissory notes payable for shares of Series A convertible preferred stock. At December 31, 2009, all promissory notes were classified as current under the original maturity terms of the agreements as they were in default and immediately callable. The debt to equity exchange during 2010 cured all defaults on the promissory notes.

11.  Convertible Debentures

Convertible debentures at December 31, 2010 and 2009 consisted of the following:

Note Description	2010	2009
15% convertible debentures payable – investors	$—	$1,105,908
18% convertible debentures payable - mandatory redemption payment	—	4,412,058
18% convertible notes payable – 2006 & 2007	—	2,170,000
11% convertible notes payable – June through November 2008	—	2,500,000
11% convertible notes payable – July 2008 (Longview Amended and Restated)	—	2,782,563
11% convertible notes payable – December 2008	—	500,000
9% convertible notes payable – May through August 2009	—	1,807,732
8% convertible notes payable – December 2009 through June 2010	—	750,000
	—	16,028,261
Less debt discount		(507,238)
Less current portion of convertible debentures	—	(12,495,698)
Convertible debentures — long term	$—	$3,025,325

The convertible debentures had various beneficial conversion features and certain convertible debentures had outstanding detachable warrants.  As discussed in Note 3, the Company exchanged the principal and accrued interest related to all of its convertible debentures for shares of Series A convertible preferred stock.  At December 31, 2009, certain convertible debenture notes were in default and immediately redeemable.  The debt to equity exchange during 2010 cured all defaults on the convertible debentures.

12.  Mortgage Obligations

 Mortgage obligations at December 31, 2010 and December 31, 2009 consisted of the following:

Note Description	2010	2009
Debt – Note (Obester Property)	$650,000	$1,400,000
Debt – Note (Petrini Property)	90,000	90,000
Debt – Note (Donavan Property)	712,411	—
Subtotal	1,452,411	1,490,000
Less current portion	(771,530)	(1,000,000)
Long-term portion of mortgage obligations	$680,881	$490,000

The terms of the mortgage obligations listed above are as follows:

Debt - Note (Obester Property) — In December 2009, we completed the acquisition of previously leased mineral properties, from Claire Obester, Jim Obester, Alan Obester, and Julian Smith for $1,650,000 plus a 1%  net smelter royalty.  Pursuant to the purchase agreement, we paid $250,000 and issued a note to the sellers for $1,400,000.  The note accrues interest of six percent (6%) per annum. Interest and principal payments are made in quarterly installments of $250,000, the first payment is due on April 1, 2010 and then each payment is due thereafter on the first day of each quarter, until July 1, 2011, when the remaining unpaid principal and accrued interest is due.  The note was paid in full, with a 3% discount on the principal, on January 6, 2011.  These properties are also subject to an additional net smelter royalty of 2.9% to other third parties.

Debt - Note (Petrini Property) — On February 17, 2009, we purchased 4.79 acres in the Comstock District for $130,000.  We paid $40,000 in cash and financed $90,000 through a seller note secured by a first deed of trust.  The note provided for interest only payments for two years and accrues interest at 16% per annum. We made our scheduled interest payments prior to January 27, 2011, when the note was paid in full.

Debt - Note (Donovan Property) — On July 20, 2010, we acquired seven patented mining claims totaling 48 acres, 12 unpatented lode claims, 15 acre-feet of water rights and surface rights to two additional patented mining claims, totaling 15 acres, all located in Storey County, Nevada. The purchase price was $1,025,000.  We made an initial payment of $300,000 and financed the remaining $725,000 with an installment note due to the seller.  The note accrues 6% interest, requiring 60 monthly payments of $6,178 and a final payment of then-unpaid principal and interest. The former owners of the parcel retained a 1.5% net smelter royalty.

Future maturities of mortgage obligations are as follows:

Years Ending December 31,
2011	$771,530
2012	32,512
2013	34,462
2014	36,530
2015	577,377
$1,452,411

13. Convertible Preferred Stock

During 2010, the Company issued three different series of preferred stock as described below.

Series A-1 Convertible Preferred Stock

Each share of the Series A-1 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.65 per share.  Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-1 is entitled to five times the number of votes per share of common stock.

Series A-2 Convertible Preferred Stock

Each share of the Series A-2 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.65 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-2 convertible preferred stock automatically converts into shares of common stock when the average common stock price exceeds $4.50 per share (over 20 trading days during any consecutive 30-trading day period), as adjusted for stock splits and similar transactions. In the event that the Series A-2 is automatically converted prior to the third anniversary of the issuance of the Series A-2 convertible preferred stock, the holders of the Series A-1 convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series A-1 convertible preferred stock. Each share entitles the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis).

Series B Convertible Preferred Stock

Each share of the Series B convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 606 shares of common stock at a conversion price of $1.65 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series B convertible preferred stock automatically converts into shares of common stock when the average common stock price exceeds $4.50 per share (over 20 trading days during any consecutive 30-trading day period), as adjusted for stock splits and similar transactions. Each share entitles the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis).

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company, in the event of the liquidation or change of control of the Company and, are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection.  At December 31, 2010, there were approximately $1.3 million in arrears of cumulative dividends ($0.07 impact on loss per share for the year ended December 31, 2010).

As long as 25% or more of the Series A-1, Series A-2, and Series B convertible preferred stock originally issued is outstanding, the Company will be not be permitted, in each case without the consent of the majority of the holders of the Series A-1, Series A-2, and Series B convertible preferred stock, to execute certain strategic and business decisions, as defined in the related preferred stock agreements.

14.  Derivatives

During 2010 and 2009, the Company has the following derivatives;

Contingent Dividend Derivative

The Series A-1, Series A-2, and Series B convertible preferred stock include a contingent dividend feature. The contingent dividend derivative is derived from the possibility the Company may be required to pay an additional dividend to all convertible preferred stockholders if the Series A-2 convertible preferred stock is force converted to common stock before August 31, 2013 or if the Series B convertible preferred stock is force converted into common stock before October 18, 2013.

Accordingly, we applied fair value measurement to the contingent dividend derivative at each reporting period using a Monte Carlo valuation model.   At October 20, 2010, we recorded a derivative liability as an adjustment to the fair value basis of the convertible preferred stock for the initial fair value of the contingent dividend derivative liability totaling $2,003,688.  At December 31, 2010, this derivative liability had a fair value totaling $4,873,192.  We recorded an other expense in the consolidated statement of operations associated with the change in value of these derivative liabilities of $2,869,504 for the year ended December 31, 2010.

Convertible Debenture Beneficial Conversion Feature

As part of the issuance of the convertible debentures, we recorded a derivative for the embedded beneficial feature conversion on the convertible debentures. As the Company could not be assured that it had sufficient authorized shares to execute the embedded conversion, if presented, the derivative was reflected as a liability.  During 2010, this derivative was eliminated as part of the debt to equity exchange (Note 3).

Warrants

As part of the issuance of certain convertible debentures, we recorded a derivative for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, our Company could not be assured that it had sufficient authorized shares to execute the exercises, as such, the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

As a result of the debt to equity exchange, as discussed in Note 3, management now has control of the exercises by having sufficient authorized and unissued common shares, and therefore, the warrant derivative liability associated with warrants indexed to the Company’s common shares was reclassified to equity at its fair value of approximately $2,686,000 in accordance with accounting principles. All cumulative gains or losses previously recognized within the consolidated statement of operations were not reversed at the reclassification date.  The Company is currently restricted from declaring or paying common stock dividends in cash under the terms of its convertible preferred stock agreement.

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities at December 31, 2010, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2010
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$4,410,237	$—	$4,410,237	$—
Liabilities:
Derivative liability - contingent dividend	4,873,192	—	—	4,873,192
Total Assets and Liabilities	$9,283,429	$—	$4,410,237	$4,873,192

The following table presents our liabilities at December 31, 2009, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:

Derivative liability - beneficial conversion feature	$2,744,059	$—	$—	$2,744,059
Derivative liability - warrants	1,756,130	—	—	1,756,130
Total Liabilities	$4,500,189	$—	$—	$4,500,189

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Certificates of Deposit — To estimate the fair value of certificates of deposit, cash flows are evaluated and then discounted using the appropriate market rates for the applicable maturities. The certificates of deposit are classified within level 2 of the valuation hierarchy as valuation inputs are primarily based on readily observable pricing information for similar instruments.

Derivatives — The Company’s derivative instruments are valued using models with various unobservable market inputs. All the Company’s derivatives are classified as level 3 in the valuation hierarchy. These unobservable market inputs include derived volatility, stock price, expected life, and probability of conversion.

The following table indicates the changes in the level 3 financial instruments for the years ended December 31,  2010 and 2009:
			Contingent
	Convertible		Dividend
	Debenture		Payment on
	Beneficial		Convertible
	Conversion		Preferred
	Feature	Warrants	Stock
Balances at January 1, 2009	$5,088,333	$280,000	$—
Additions:
Issuance of convertible debentures
and warrants	1,214,469	746,832	—
Change in fair value		729,298
Reductions:
Change in fair value	(3,558,743)	—	—
Balances at December 31, 2009	2,744,059	1,756,130	—
Additions:
Issuance of convertible debentures
and warrants	1,132,178	444,366
Issuance of convertible preferred stock			2,003,688
Change in fair value	17,964,161	2,642,084	2,869,504
Reductions:
Exercise of warrants	—	(2,156,149)	—
Extinguishment of debt	(21,840,398)	—	—
Reclassification of warrants to equity	—	(2,686,431)	—
Balances at December 31, 2010	$—	$—	$4,873,192

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. The fair value of mortgage obligations approximates carrying value at December 31, 2010.

16.  Net Loss Per Common Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

			Per Share
		Shares	Amount
Year ended December 31, 2010:
Net loss	$(60,326,419)
Preferred stock dividends	(1,276,902)

Basic earnings per share
Loss available to common shareholders	(61,603,321)	19,383,007	$(3.18)

Effect of dilutive securities	—	—	—

Diluted loss per share
Loss available to common shareholders	$(61,603,321)	19,383,007	$(3.18)

			Per Share
		Shares	Amount
Year ended December 31, 2009:
Net loss	$(6,064,669)
Preferred stock dividends	—

Basic earnings per share
Loss available to common shareholders	(6,064,669)	17,748,368	$(0.34)

Effect of dilutive securities	—	—	—

Diluted earnings per share
Loss available to common shareholders	$(6,064,669)	17,748,368	$(0.34)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2010	2009
Convertible debt	—	7,833,357
Stock options	450,000	880,000
Preferred convertible shares	67,989,944	—
Stock dividends	388,581	—
Warrants	2,333,500	1,510,643
	71,162,025	10,224,000

17.  Stock-Based Compensation

In 2005, the Company adopted a stock option and incentive plan (the “2005 Plan”), which was approved by our stockholders in October 2005 and which provided for a maximum of 20,000 shares of common stock to be issued.  Under the 2005 Plan, options, stock and other awards may be granted to employees and non-employee directors.  The 2005 Plan expires by its terms in 2015.  There have been no shares issued under the 2005 Plan.

Effective 2006, our Company adopted a stock option and incentive plan, which provided for a maximum of 4,000,000 common shares to be issued.  Under the plan, stock options generally vest over three years and expire ten years from the date of the grant.  Options are granted to employees and non-employee directors at exercise prices equal to the fair market value at the date of the grant.

At December 31, 2010 and 2009, our Company had 450,000 and 910,000 outstanding standard employee and director options, respectively, to acquire common shares.  At December 31, 2010 and 2009, 450,000 and 880,000, respectively, of these options were vested and exercisable. During 2010 and 2009, there were no additional options issued. During 2010, 450,000 options were exercised using the cashless exercise option, and the Company issued 195,020 common shares.  The option exercise price was $1.926 and the intrinsic value of the options exercised in 2010 was approximately $663,000.

Our Company recognizes stock-based compensation expense over the requisite service period of the individual grant, which generally equals the vesting period.  The fair value of the award is based upon the market price, volatility, the risk-free interest rate, and dividend yields of the underlying common stock as of the date of grant and is amortized over the applicable vesting period using the straight-line method.  The Company uses newly issued shares of common stock to satisfy option exercises and stock awards.

The fair value of each grant was estimated at the date of grant using the Black-Scholes-Merton option-pricing model.  Black-Scholes-Merton utilizes assumptions related to volatility, the risk free interest rate, the dividend yield, and employee exercise behavior.  Expected volatilities utilized in the model are based primarily on the historical volatility of the common share price and other factors.

During 2010 and 2009, $106,708 and $142,277 was recognized as compensation expense in the consolidated statements of operations, respectively.  At December 31, 2010, there were no remaining unrecognized compensation costs related to unvested options.

A summary of the option activity under the plan for 2010 and 2009 is as follows:

		2010			2009
		Weighted			Weighted
		Average	2010		Average	2009
	2010	Exercise	Intrinsic	2009	Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Balance, beginning of year	910,000	$2.20		910,000	$2.20
Granted	—	—		—	—
Exercised	(450,000)	1.93		—	—
Forfeited	(10,000)	4.00		—	—
Balance, end of year	450,000	$2.43	$488,000	910,000	$2.20	$—
Exercisable at December 31	450,000	$2.43	$488,000	880,000	$2.14	$—
Ended vested and expected to
vest at December 31	450,000	$2.43	$488,000	910,000	$2.20	$—

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Breakdown by Range at December 31, 2010
	Outstanding			Vested
			Weighted		Remaining	Weighted
		Remaining	Average		Vested	Average
	Outstanding	Contractual	Outstanding	Vested	Contractual	Vested
Range	Options	Life	Strike Price	Options	Life	Strike Price

$0.00 to $4.00	450,000	7.1	$2.43	450,000	7.1	$2.43

The total options outstanding at December 31, 2010 had a weighted average remaining life of 7.1 years and an average intrinsic value of $1.22 based upon the closing price of the common stock on December 31, 2010.  The total options exercisable at December 31, 2009 had a weighted average remaining life of 8.0 years and an average intrinsic value of $0.00 based upon the closing price of the common stock on December 31, 2010.  The options exercised in 2010 were “cashless exercises.”  Because our Company maintained a full valuation allowance on our deferred tax assets, it did not recognize any tax benefit related to stock-based compensation expense for 2010 and 2009.

The Company is required to adopt an equity incentive plan providing for the issuance of up to six percent of the fully diluted equity, and at least 50% of the equity issued is required to be granted to the Chief Executive Officer in the form of restricted stock awards.  The awards to the Chief Executive Officer will vest as follows:

•	20% upon validation of qualified resources and reserves aggregating to at least 1,000,000 ounces of gold equivalent and the first metal pour from the mining operations;
•	20% upon the third month of consecutive mining operations at an annual production rate of 15,000 ounces of gold equivalent;
•
20% upon validation of qualified resources and reserves aggregating to at least 2,000,000 ounces of gold equivalent and the third month of consecutive mining operations at an annual production rate of 17,500 ounces of gold equivalent; and

•
the remaining 40% upon validation of qualified resources and reserves aggregating to at least 3,250,000 ounces of gold equivalent and the third month of consecutive mining operations at an annual production rate of 20,000 ounces of gold equivalent.  All equity not vested under this award by April 20, 2015 will be forfeited.  If a change in control of the Company occurs, all shares granted will vest immediately. The equity incentive plan has not yet been established and will need to be approved by the shareholders of the Company.

18.  Stock Warrants

During 2010 and 2009, the Company issued 3,285,638 and 989,643, respectively, of detachable warrants associated with the convertible debentures issuances. The fair value of the warrants was recorded as a debt discount to the respective convertible debentures.

A summary of the warrant activity for the years ended December 31, 2010 and 2009 is as follows:

		2010			2009
		Weighted			Weighted
		Average	2010		Average	2009
	2010	Exercise	Intrinsic	2009	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Price	Value
Balance, beginning of year	1,510,643	$3.38		521,000	$2.88
Granted	3,285,638	$1.91		989,643	$3.46
Exercised	(2,462,781)	$1.14		—	—
Forfeited	—	—		—	—
Balance, end of year	2,333,500	$3.47	$245,410	1,510,643	$3.38	$—
Exercisable at December 31	2,333,500	$3.47	$245,410	1,510,643	$3.38	$—

A summary of outstanding warrant issuances at December 31, 2010 is as follows:

		Number of	Original	Exercise
Note Description	Issue Date	Warrants	Term	Price
Private Placement Q2 2008	Q2 2008	200,000	6 years	4.00
Private Placement Q4 2008	Q4 2008	221,000	6 years	3.00
Private Placement Q1 2009	Q1 2009	312,500	6 years	3.00
Convertible Notes May 09 – Aug 09	Q2 2009 – Q3 2009	200,000	4 years	4.00
Convertible Notes Dec. 2009	Dec. 2009	1,125,000	3 years	3.50
Convertible Notes June 2010	June 2010	275,000	3 years	3.50
Total		2,333,500

During 2010, 2,462,781 warrants (with exercise prices ranging from $0.651 to $3.00) were exercised in a cashless exercise.  The Company issued 1,394,975 common shares to the warrant holders in exchange for 1,067,949 in common shares.

The warrants are cashless and only require settlement in shares, not cash or transfer of assets, and there is no obligation for the Company to repurchase the shares. The warrants are indexed solely to the Company’s own common stock.

The fair value of each grant was estimated at the date of the grant using the Black-Scholes-Merton option pricing model.  Black-Scholes-Merton utilizes assumptions related to volatility, the risk free interest rate, the dividend and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.

	2010	2009
Weighted Average volatility	101%	148%
Expected term (years)	1.99	4.43
Risk free rate	0.37%	0.86%
Dividend Yield	0.00%	0.00%
Weighted average grant date fair value	$0.47	$2.00

Stock warrant issuance is recognized using the fair value when granted. During the year ended December 31, 2010 and 2009, $392,014 and $549,600 was recognized as interest expense in the consolidated statements of operations, respectively.

At December 31, 2010, all 2,333,500 of the outstanding warrants were vested.  These warrants had an average remaining contract life of 4.03 years and a weighted average outstanding exercise price of $3.47.

19.  Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	2010	2009
Current:
Federal	$—	$—

Deferred:
Federal	—	—

Income taxes provision	$—	$—

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	33.7	34.0
Other	0.3	—
	—%	—%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,	December 31,
	2010	2009
Prepaid expenses	$(91,696)	$—
Asset retirement obligation	337,747	287,914
Fixed assets	32,174	44,773
Mine exploration costs	2,394,543	1,278,353
Derivatives - change in fair value	975,632	1,530,064
Stock-based compensation	610,730	793,125
Net operating loss	29,658,897	10,999,290
Transaction costs	1,312,855	—
Other accruals	5,100	—
Valuation allowance	(35,235,982)	(14,933,519)
Total net deferred tax assets	$—	$—

At December 31, 2010, the Company had federal net operating losses of approximately $87,232,000 which will begin to expire 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2010 and 2009 of $35,235,982 and $14,933,519 for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by approximately $20,302,000 and $2,253,000 in 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. In accordance with these statutes, all of its tax years are subject to tax examination.

20. Related Party Transactions

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (DWC). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of the operating agreement provide that on each anniversary of the operating agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make contributions in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash upon request of Northern Comstock. If an event of default occurs under the operating agreement, the additional capital contributions could be accelerated and the entire unpaid amount of the Company’s capital contribution, up to the aggregate 34,500 shares of Series A-1 convertible preferred stock (approximately 53 million shares of common stock as converted), could become issuable immediately. The operating agreement further requires the Company to make certain capital expenditures of not less than $750,000 over five years with respect to each parcel. An up to 8% net smelter royalty is payable to Northern Comstock and distributable to Mr. Winfield and DWC. Under the terms of the operating agreement, all operating activities from the minerals or finished products produced from the parcel are conducted by the Company and recognized in the Company’s consolidated financial statements. The Company has no right to receive periodic or liquidating distributions related to any amounts contributed to Northern Comstock. The payments to the LLC do not result in the acquisition of any equity interest in Northern Comstock as there is no entitlement to receive future distributions or changes in the fair value of the net assets of Northern Comstock. The annual mineral rights payments are considered equity-based payments to non-employees and measured at fair value. As of October 20, 2010, the fair value of the 862.5 shares of Series A-1 convertible preferred shares issued to Northern Comstock was $2,127,787. At December 31, 2010, of the total fair value of the Series A-1 convertible preferred stock, approximately $419,000 was expensed as an equity-based payment to non-employees for the amount earned in 2010, and the remaining fair value amount of approximately $1,708,000 was recorded as a prepaid and will be amortized over the remaining period the services will be performed.

Tax Indemnification

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 convertible preferred stock. As part of the exchange, the Company has agreed to indemnify the Winfield Group for any amounts as part of the exchange that are determined to be taxable as ordinary income to each member of the Winfield Group. Such indemnified amounts would include (i) any federal, state and local income tax, penalties and interest such member is actually obligated to pay out-of-pocket as a result of such determination, after taking into account (a) all increases in federal, state and local income taxes actually payable as a result of the receipt of any such indemnity payment and (b) the deduction to which such member would be entitled for federal income tax purposes for state and local income taxes paid.  The Company may at its option, pay the indemnity amount either in cash or in a number of common shares equal to the indemnity amount divided by the average of the volume weighted average closing prices of common shares for the five consecutive trading days ending on the trading day that is immediately prior to the date of such payment.

At December 31, 2010, the Company recorded a liability of $3,861,340 for this tax indemnification at the amount which is probable of being indemnified by the Company.

Convertible Debentures

During 2009, Mr. Winfield and his affiliates were the largest lenders to the Company. At December 31, 2009, we had approximately $19,661,000 of outstanding note principal of which $13,619,987 or 69% was held by Mr. Winfield and his affiliates. In addition, of the $13,619,987 total debt principal held by Mr. Winfield and his associates, $13,441,000 represented convertible note principal and related interest due. Had Mr. Winfield converted all of his convertible holdings into our common stock at December 31, 2009, we would have been obligated to issue Mr. Winfield 10,670,000 shares representing 37% of our outstanding common shares. The amounts listed below represent the debt position with Mr. Winfield and his affiliates as of December 31, 2009.

	At December 31, 2009
		Unpaid
Note Description	Principal	Interest	Total

Convertible notes payable — investors	$687,929	$58,410	$746,339
Convertible debentures payable — mandatory redemption payment	4,412,058	980,338	5,392,396
Convertible notes payable — 2006 - 2007	1,620,000	932,658	2,552,658
Convertible notes payable — June - November 2008	2,500,000	390,897	2,890,897
Convertible notes payable — December 2008	500,000	61,609	561,609
Convertible notes payable — May - August 2009	1,000,000	46,948	1,046,948
Convertible notes payable — December 2009	250,000	556	250,556
Promissory note payable — July 2005	1,200,000	1,345,878	2,545,878
Promissory note payable — December 2007 financing	600,000	155,579	755,579
Promissory note payable — January 2008 financing	600,000	142,189	742,189
Debt seller note (Plum Mine)	250,000	56,250	306,250
Total at December 31, 2009	$13,619,987	$4,171,312	$17,791,299

21. Commitments and Contingencies

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable are $60,600 per year in 2010, increasing by $5,000 per year through 2015. For most of the mineral properties and leases, the Company is subject to a wide range of royalty obligations once production commences. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold.

On July 1, 2010, we acquired a purchase option to acquire four patented lode claims and contiguous town lots totaling 95 acres known as the “Dayton.” The purchase price is $3,000,000 plus a 3% net smelter royalty. In addition, the net smelter royalties will be reduced by 75% until the Company received credit through the reduction of net smelter royalties for the $3,000,000 purchase price. During 2010, the Company has paid $70,000 for the option and will continue to pay $25,000 per quarter in 2011 to extend the option as needed.

On August 1, 2010, we purchased an exclusive 180-day option to acquire one patented lode claim known as the Metropolitan and two unpatented lode claims from Ida Consolidated Mines. These claims adjoin the “Dayton” claims where we secured an option to acquire four patented lode claims on July 1, 2010. The agreement allows us to acquire these mineral claims for $100,000 plus a 2% net smelter return at any point during the option period. The purchase was completed in January 2011.

On October 14, 2010, we acquired 26 unpatented lode-mining claims for $7,500 along the southern extension of the Occidental Lode structure in Storey County, Nevada. The lease has an initial term of three years and, in the event we determine that exploration results warrant further development, then the term can be extended initially for two additional six-year terms and then continuously thereafter as long as long as we are producing on property adjacent to or in the vicinity of these new claims. The agreement includes a 3% net smelter royalty from production with the gold price capped at $2,000 per ounce.

On November 1, 2010, the Company acquired an exclusive 180-day exploration license, with an option to purchase, for eight patented lode-mining claims and six unpatented lode-mining claims on the Oest and Comet lodes, west of Silver City, Nevada. The agreement allows the Company to purchase this property at any time during the option period for a total price of $275,000. The agreement includes a 2.5% net smelter royalty from production and  is also subject to a 10% net smelter royalty to a prior owner, which can be bought-out for a one-time fee of $100,000.

The Company was notified in 2009 of its selection for audit by the United State Environmental Protection Agency (EPA).  The audit was classified under the EPA’s Toxic Release Inventory (TRI) program. The Company engaged an outside consultant, to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements. We have submitted all required reports for all periods under audit and believe the reporting for these periods are now in compliance. The audit may determine that the Company was not in compliance with the TRI reporting requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit. The Company believes it has since complied with these reporting requirements and does not believe this action or any possible penalties would be material to the consolidated operations or cash flows of the Company.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 12, 2011, amending the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011, on January 4, 2011, the Audit and Finance Committee of the Board of Directors of the Company, upon completion of a formal selection process, approved the selection of Deloitte & Touche LLP as its independent, registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ended December 31, 2010 and dismissed Jewett, Schwartz, Wolfe & Associates (“JSWA”) as its independent registered public accounting firm.

The reports of JSWA on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion. These reports were not qualified or modified as to audit scope or accounting principles, with the exception of a statement regarding the uncertainty of the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2009 and 2008 and during the period between December 31, 2009 and January 4, 2011, there were no disagreements between JSWA and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JSWA, would have caused JSWA to make reference to the subject matter of the disagreements in connection with their reports. Furthermore, during the fiscal years ended December 31, 2009 and 2008 and during the period between December 31, 2009 and January 4, 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2010, certain procedures were not effective at the reasonable assurance level due to a material weakness described below.

The Company did not maintain effective monitoring controls over the calculation of complex accounting transactions.   The Company did not accurately calculate the derivative liability associated with embedded beneficial conversion features on the debentures and notes at September 30, 2010 and did not classify certain defaulted debt as current.  Our financial statements as of, and for the three and nine-month-periods ended, September 30, 2010 were restated to reflect the correction of this error. The consolidated financial statements contained in this Annual Report also reflect such adjustment.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission’s “Internal Control – Integrated Framework.”

As a result of the error in calculating the derivative liability associated with embedded beneficial conversion features on the debentures at September 30, 2010 and failure to classify certain defaulted debt as current, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report.

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

Management believes the measures described above will remediate the material weakness that existed as of December 31, 2010, and strengthen its internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes during the quarter ended December 31, 2010 in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Officer Certifications

We have attached as exhibits to this Annual Report the certifications of our Principal Executive Officer and Principal Accounting Officer, which are required in compliance with the Exchange Act.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and officers:

Name	Age	Position

William J. Nance	65	Director
Robert A. Reseigh	64	Director
Scott H. Jolcover	60	Director
Robert T. Faber	51	Director, Chief Accounting Officer
Corrado De Gasperis	45	Chief Executive Officer and President

William J. Nance, Chairman of the Board of Directors

William J. Nance has been a director of the Company since October 2005. Mr. Nance also serves as the Chairman of the Audit and Compensation Committees.  He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979.  He has also served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he specialized in the area of REITS, restructuring of real estate companies, mergers and acquisitions, and most phases of real estate development and financing.  Mr. Nance has been a Director of The Intergroup Corporation since 1984, and of Santa Fe Financial Corporation and Portsmouth Square Inc. since May 1996.  He holds a Bachelors Degree in Business Administration from California State University in Los Angeles.   Mr. Nance has extensive management experience within a wide range of business functions. Mr. Nance also brings over 20 years of experience as a director on public company boards.

Robert Reseigh, Director

Robert A. Reseigh has been a director of the Company since September 2008, and has over 40 years of experience in the mining and underground construction industries. Following graduation from the Colorado School of Mines in 1968 with a Masters degree in Mining Engineering, and service in the U.S. Army, Mr. Reseigh joined Peter Kiewit Sons and progressively held the positions of Project Engineer, Superintendent, Project Manager, and Estimator before being promoted to District Manager, Vice President, and Area Manager.  Bob retired from Kiewit after 18 years of service, and joined Atkinson Construction in the capacity of Executive Vice President where he ran the Underground Group for 15 years prior to joining Barnard Construction where he most recently was a Senior Advisor overseeing the expansion of Barnard’s tunnel, shaft construction and rehabilitation businesses.

Mr. Reseigh’s career specialized in underground construction, both domestically and overseas. He is one of the most experienced and knowledgeable individuals in the country in deep shaft and drill and blast tunnel work, having been responsible for in excess of 6 miles of shaft sinking and 55 miles of tunnel/horizontal mine development in his career. In addition, his work has involved both mine development and heavy civil projects, including subways, outfalls, railroads, dams, pump storage, water and sewer, marine construction, and municipal work. Mr. Reseigh served in executive positions at a large mining company and several construction companies during his professional career. His roles encompassed significant operational management, providing him knowledge and experience in an array of functional areas critical to public companies.

Mr. Reseigh was a frequent speaker at mining and construction industry conferences and has published several industry-specific papers. Mr. Reseigh has also been appointed as a member of the Moles Association and the Beavers Association, East Coast- and West Coast- based associations of prominent individuals in the heavy construction industry.

Scott Jolcover, Director

Scott H. Jolcover has served as a director of the Company since January 2008. Mr. Jolcover has over 30 years experience in Nevada mining, land and mine acquisitions and divestitures, mineral leasing, royalty and commercial real estate.  Mr. Jolcover is also a consultant to the Company, providing critical land and mine acquisition and management services.  Prior to the Company’s acquisition of the Plum Mine in 2003 and until 2006, Mr. Jolcover also served as General Manager of the Plum Mine.  Mr. Jolcover’s knowledge of the Nevada mining industry, state and local practices and agencies and the Nevada real estate industry, provides insight to the Board and support to the management team.   He holds an Associates Degree with further studies in Technical Industrial Education from Southern Illinois University.  Mr. Jolcover’s mining experience and his broad knowledge of precious metals mining in the Comstock District led the Board to conclude that he should serve as one of its directors.

Robert T. Faber, Director

Robert T. Faber has served as a director of the Company since 2008.  Mr. Faber has served as Chief Accounting Officer since April 21, 2010 and has served as President from September 2004 through April 20, 2010, Chief Financial Officer from 2003 through April 20, 2010 and as Chief Executive Officer from September 2004 through October 6, 2009. Mr. Faber has more than 20 years of diverse, senior financial and operational management, business and acquisition experience, including 10 years of international experience. Mr. Faber previously served as Vice President of United Site Services, Inc., a privately held consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries overseeing a $1.2 billion, multi-state area. Prior to Allied Waste Industries, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically. Faber’s positions included Director of Finance of Waste Management’s $1.4 billion multi-country international operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. Mr. Faber has served in executive roles at the Company since 2003 and has worked with the capital markets.  His experience and background provide him with a broad range of expertise in public company issues.

Mr. Faber is a Certified Public Account (currently unlicensed) and is a graduate of Saint John’s University, where he earned a B.S. in Accounting.

Corrado De Gasperis, President & Chief Executive Officer

Corrado De Gasperis brings to the Company more than 23 years of experience in manufacturing, metals and mining operational management, construction project management, financial management and the capital markets. Mr. De Gasperis was elected as President and CEO of the Company in April 2010.  In addition to serving as President and CEO of the Company, Mr. De Gasperis is also the Company’s Principal Financial Officer.

Mr. De Gasperis was formerly the Chief Executive Officer of Barzel Industries Inc. (“Barzel”). Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, from construction and industrial manufacturing to transportation, infrastructure development and mining.  Mr. De Gasperis resigned from Barzel in September 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions.  Barzel and substantially all of its U.S. and Canadian subsidiaries entered into an Asset Purchase Agreement with Chriscott USA Inc. and 4513614 Canada Inc. pursuant to which certain liabilities of Barzel were assumed and substantially all of the assets of Barzel and all of its outstanding stock were purchased for $65.0 million in cash.

From 2001 to 2005, he served as Chief Financial Officer of GrafTech International Ltd., a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.  Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis is also a Member of the Prospectors and Developers Association of Canada.

CORPORATE GOVERNANCE

Our Board directs the management of the business and affairs of our Company as provided in our certificate of incorporation, our by-laws and the Corporation Law of Nevada. Members of our Board keep informed about our business through discussions with senior management, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings.

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by William Nance, who has served as our chairman of the Board since 2007.  On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Based on these disclosures, the Board of Directors has determined that each of our directors and nominees, with the exception of Mr. De Gasperis and Mr. Faber, qualify as “independent” under the listing standards of NYSE Amex LLC (AMEX) (for which we are applying for listing), federal securities laws and SEC rules with respect to members of boards of directors and members of all board committees on which he serves.

The Board is responsible for overseeing risk management, and receives periodic reports from management.  The Board leadership structure is used by other smaller reporting companies in the United States, and we believe that this leadership structure is effective for the Company.  We believe that having a separate Chairman and President is the correct form of leadership for our Company.  We have two leaders for our Company and oversight of Company operations by experienced directors.  We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the Board and our management.

The Nominating and Governance Committee of the Board reviews at least annually the skills and characteristics of new and existing directors, including diversity.

Board

On December 31, 2010, our Board adopted Corporate Governance Guidelines, a Code of Conduct and a written charter for each committee that, at a minimum, are intended to satisfy the requirements of the listing standards of the NYSE Amex. These guidelines cover such matters as purpose and powers, composition, meetings, procedures, required responsibilities and discretionary activities which our Board or the appropriate committee should periodically consider undertaking. Each committee is authorized to exercise all power of our Board with respect to matters within the scope of its charter.

Our Corporate Governance Guidelines, the Code of Conduct and each of the committee charters are available on our website at http://www.comstockmining.com/investors/corporate-governance. The information contained on our website is not part of this Report on Form 10-K.

Our Corporate Governance Guidelines and committee charters are not intended to, and do not, expand or increase the duties, liabilities or responsibilities of any director under any circumstance beyond those that a director would otherwise have under applicable laws, rules and regulations in the absence of such Governance Guidelines or charters.

Corporate Governance Guidelines

The Governance Guidelines provides, among other things, that:

•	a majority of the directors shall be independent within the meaning of the listing standards of the NYSE Amex;

•
if a member of the Audit and Finance Committee simultaneously serves on an audit committee of more than three public companies, our Board must determine that such simultaneous service would not impair the ability of such member to effectively serve on the Audit and Finance Committee;

•	our Board shall meet in regular sessions at least four times annually (including telephonic meetings and the annual retreat described below);

•
our Board may have an annual retreat with executive officers at which there will be a full review of financial statements and financial disclosures, long-term strategies, plans and risks, and current developments in corporate governance; and

Mr. Faber is the only member of management who currently serves as a Comstock director. All of our non-management directors are independent under applicable NYSE Amex guidelines.

Code of Conduct

The Code of Conduct applies to all employees, including senior executives and financial officers, as well as to all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE Amex, as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics with respect to executive officers and directors.

Board Committees

The Board has established three standing committees, the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee, and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE Amex. Further, members of the Audit and Finance Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002, must satisfy the expertise requirements of the listing standards of the NYSE Amex and must include an audit committee financial expert within the meaning of the SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements.

Audit and Finance Committee

 The Audit and Finance Committee assists our Board in discharging and performing its duties and responsibilities with respect to the financial affairs of the Company.

Without limiting the scope of such activities, the Audit and Finance Committee has responsibility to, among other things:

•
select, retain, determine appropriate compensation of (and provide for payment of such compensation), evaluate and, as appropriate, terminate and replace the independent registered public accounting firm;

•	review and, as appropriate, approve, prior to commencement, all audit and non-audit services to be provided by the independent registered public accounting firm;

•	review regularly with management, the director of internal audit and the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

•	resolve or direct the resolution of all material disagreements between management and the independent registered public accounting firm regarding accounting and financial reporting;

•
review with management and the independent registered public accounting firm, among other things, all reports delivered by the independent registered public accounting firm with respect to critical accounting policies and practices used, alternative treatments of financial information available under generally accepted accounting principles and other written communications between the independent registered public accounting firm and management, together with their ramifications and the preferred treatment by the independent registered public accounting firm;

•	meet at least once annually with management, the director of the internal audit department, the General Counsel and the independent registered public accounting firm in separate sessions;

•
assess the adequacy of codes of conduct, including codes relating to ethics, integrity, conflicts of interest, confidentiality, public disclosure and insider trading and, as appropriate, adopt changes thereto;

•	direct the establishment and maintenance of procedures for the receipt and retention of, and the treatment of, complaints received regarding accounting, internal control or auditing matters; and

•	direct the establishment and maintenance of procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Members of the Audit and Finance Committee are William Nance, Chairman, and Robert Reseigh.  The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE Amex and SEC.  William Nance will qualify as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.  The designation of William Nance as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement will not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

Compensation Committee

 The Compensation Committee assists our Board in discharging and performing its duties with respect to management compensation, succession planning, employee benefits and director compensation.

Without limiting the scope of such activities, the Compensation Committee shall, among other things:

•
annually determine the compensation of the Chief Executive Officer, review and approve the corresponding goals and objectives and evaluate the performance of the Chief Executive Officer in light of such goals and objectives;

•	review and approve, as appropriate, annually compensation of the other executive officers and directors and review compensation of other members of senior management;

•	assess organizational systems and plans, including those relating to management development and succession planning,;

•	administer stock-based compensation plans; and

•	review the Compensation Discussion and Analysis for inclusion in our proxy statement.

Members of the Compensation Committee are William Nance, Chairman, and Scott Jolcover, each of whom satisfies the independence requirements of NYSE Amex and SEC rules and regulations.  Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Nominating and Governance Committee

The Nominating and Governance Committee assists our Board in discharging and performing its duties and responsibilities with respect to nomination of directors, selection of committee members, assessment of performance of our Board and other corporate governance matters. Without limiting the scope of such activities, the Nominating Committee shall, among other things:

•	review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders; and

•
review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE Amex and the SEC rules under the Sarbanes-Oxley Act of 2002.

Members of the Governance Committee are William Nance, Chairman, and Scott Jolcover, each of whom satisfies the independence requirements of NYSE Amex and SEC rules and regulations.

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Company’s Board of Directors; provided that pursuant to the terms of the Series A-1 Preferred Stock, the Winfield Group is granted the right to nominate one director for the Board and to name John V. Winfield as a director; and, provided further that pursuant to the terms of the employment agreement of Mr. De Gasperis, the Company agreed to take and cause to be taken all such action as may be necessary to elect Mr. De Gasperis as a director of the Company under certain circumstances which circumstances were satisfied in October 2010.

SECTION 16(a)
BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, with the exception of Sun Valley Gold LLC which did not timely file a Form 3.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth, for the periods indicated, the total compensation for services provided to us by all persons who served as our chief executive officer (CEO) during 2010 and the two most highly compensated executive officers other than the CEO who were serving as executive officers at the end of 2010 who received aggregate compensation exceeding $100,000 during 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		All Other Compensation ($)	Total ($)
Corrado De Gasperis	2010	250,000				250,000
President and Chief Executive Officer (2)

Robert A. Reseigh,	2010
Interim CEO (3)	2009

Rob Faber	2010	160,000				160,000
Chief Accounting Officer, former President and Chief Financial Officer (4)	2009	180,000				180,000

Larry Martin,	2010	116,380	19,725	(5)		136,105
Chief Geologist	2009	116,380	47,250	(5)		163,630

Jim Golden,	2010	37,500			157,230	194,730
former Chief Operating Officer (6)	2009	150,000				150,000

(1)
The amounts above reflect the aggregate grant date fair value for the stock awards and option awards, respectively, computed in accordance with FASB ASC Topic 718.  All assumptions made in the valuation of the awards are discussed in the notes to the Financial Statements.

(2)
Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010.  Mr. De Gasperis also serves as the Principal Financial Officer as of April 21, 2010.

(3)
Mr. Reseigh was appointed as Chief Executive Officer on October 6, 2009 on an interim basis until his resignation as Chief Executive Officer as of April 20, 2010.  Mr. Reseigh did not draw a salary as Chief Executive Officer.

(4)
Mr. Faber has served as Chief Accounting Officer since April 21, 2010.  Mr. Faber served as the President from September 2004 through April 20, 2010, and Chief Financial Officer from 2003 through April 20, 2010.  Mr. Faber served as Chief Executive Officer from September 2004 through October 6, 2009.  An aggregate of $103,000 of Mr. Faber’s salary from 2005 through 2009 was not paid as of December 31, 2009.  This amount was paid in 2010.

(5)
Mr. Martin, pursuant to his employment agreement, received 10,000 and 15,000 shares of the Company’s common stock in 2010 and 2009, respectively (the share number reflects the 2010 reverse stock split).  The value is the stock grant date fair value determined as provided under (1) above. The shares vested upon issuance.

(6)
Mr. Golden served as Chief Operating Officer from October 2006 through April 1, 2010. Mr. Golden’s employment with the Company terminated on April 1, 2010 and he received severance in accordance with a separation agreement described below.  The All Other Compensation column represents $150,000 in severance payments made to Mr. Golden and the blue book value of a vehicle transferred to him in connection with his termination, which was $7,230.

The terms of each of Mssrs. De Gasperis, Faber and Martin’s employment agreements and Mr. Golden’s resignation agreement are described in detail in the Employment, Retirement and Severance Plans and Agreements below.

Stock Options

In 2005, the Company adopted a stock option and incentive plan (the “2005 Plan”), which was approved by our stockholders in October 2005 and which provided for a maximum of 20,000 shares of common stock to be issued (the shares reflect the adjustment following the reverse stock split).  Under the 2005 Plan, options, stock and other awards may be granted to employees and non-employee directors.  The 2005 Plan expires by its terms in 2015.  There have been no shares issued under the 2005 Plan.

In 2006, the Company adopted another stock option and incentive plan (“2006 Plan”), which was approved by our stockholders in November 2006 and which provided for a maximum of 4,000,000 shares of common stock to be issued (the shares reflect the adjustment due to the reverse stock split).  Under the 2006 Plan, options, stock and other awards may be granted to employees and non-employee directors.  Stock options granted under the 2006 Plan generally vest over three years and expire ten years from the date of the grant.

As of December 31, 2010, the Company had 450,000 outstanding options to acquire shares of the Company’s common stock, all of which were vested and exercisable (the shares reflect the adjustment due to the reverse stock split). During the period ended December 31, 2010, there were no additional options issued.

OUTSTANDING STOCK OPTION AWARDS FISCAL YEAR END FOR 2010

Shares of common stock underlying unexercised stock options at December 31, 2010 are summarized below:
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Corrado De Gasperis	—	—	—
Robert Reseigh	15,000	4.00	9/30/18
Robert T. Faber	400,000	2.238	1/9/18
Jim Golden	—	—	—
Larry Martin	—	—	—
Employment, Retirement and Severance Plans and Agreements

Corrado De Gasperis’ Employment Agreement

Mr. De Gasperis was hired to serve as our Chief Executive Officer and President effective April 21, 2010.  In connection with his employment, the Company entered into an Employment Agreement with Mr. De Gasperis, which also provides for his election as an officer and also as a director upon closing of the recapitalization or the capital raise.

Term.  The agreement expires on April 21, 2014 and will be automatically extended for additional one year periods unless notice of termination is provided.   If a “change in control” of the Company (as defined in the agreement) occurs and the remaining term of the agreement is less than three years, then the term will be extended to three years beyond the date of the change in control.

Salary and Other Benefits.  Under the agreement, Mr. De Gasperis is entitled to an annual base salary of $360,000.  Mr. De Gasperis will be entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees.  Mr. De Gasperis is also entitled to participate in any of our incentive or compensation plans.  The agreement also requires us to adopt a profit sharing plan whereby 10% of net cash profits before principal payments of indebtedness and investments in fixed assets will be set aside for semi-annual payments to employees, no less than 35% of which shall be payable to Mr. De Gasperis. The profit sharing plan has not yet been established.

Equity Awards.  The Company is required to adopt an equity incentive plan providing for the issuance of up to six percent of the fully diluted equity after giving effect to the above referenced strategic plan, and at least 50% of the equity issued is required to be granted to Mr. De Gasperis in the form of restricted stock awards.  The awards to Mr. De Gasperis will vest as follows:

•	20% upon validation of qualified resources and reserves aggregating to at least 1,000,000 ounces of gold equivalent and the first metal pour from the mining operations;
•	20% upon the third month of consecutive mining operations at an annual production rate of 15,000 ounces of gold equivalent;
•
20% upon validation of qualified resources and reserves aggregating to at least 2,000,000 ounces of gold equivalent and the third month of consecutive mining operations at an annual production rate of 17,500 ounces of gold equivalent; and

•
the remaining 40% upon validation of qualified resources and reserves aggregating to at least 3,250,000 ounces of gold equivalent and the third month of consecutive mining operations at an annual production rate of 20,000 ounces of gold equivalent.  All equity not vested under this award by April 20, 2015 will be forfeited.  If a change in control of the Company occurs, all shares granted to Mr. De Gasperis vest immediately. The equity incentive plan has not yet been established.

Rights on Termination of Employment.  If Mr. De Gasperis’ employment is terminated without “cause,” if his employment is terminated due to his “disability” or if he resigns for “good reason” (each term as defined in his agreement), subject to his executing a release in our favor, Mr. De Gasperis shall be entitled to:

•	a lump sum payment of all accrued amounts due to him through the date of his termination;
•	continued base salary for twelve months (or thirty-six months if the termination is during the three year period following a change in control); and
•	continuation of health and life insurance benefits for the longer of the severance period or 18 months (unless he is entitled to participate in the health plan of a new employer).

If Mr. De Gasperis’ employment is terminated due to his death, his estate is entitled to the benefits (other than continued life insurance coverage outlined above).

Upon a termination of Mr. De Gasperis’ employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination.

Non-Compete.  The agreement prohibits Mr. De Gasperis from competing with us during the term of his employment and one year thereafter.

Director Election.  The Company agreed to take and cause to be taken all such action as may be necessary to elect Mr. De Gasperis as a director of the Company under certain circumstances which circumstances were satisfied in October 2010.

Robert T. Faber’s Employment Agreement

The Company entered into an employment agreement with Robert T. Faber which extended through August 2009.  Mr. Faber’s employment contract was extended on the same terms through December 31, 2009. The agreement provided for Mr. Faber to serve as our Chief Financial Officer and was not modified after Mr. Faber was appointed President and Chief Executive Officer. His employment agreement provided for base compensation of $180,000 per year, subject to increase, and a performance based bonus up to 50% of his base salary, with at least 50% of his bonus to be payable in cash . Mr. Faber was also entitled to participate in each medical, pension or other employee benefit plans generally available to other executive employees.  The agreement also provides for incentive compensation as determined by the Board as well as a grant of options to purchase shares of our common stock.  Mr. Faber is entitled to use of a company car and life insurance coverage.  Under his agreement, if Mr. Faber had resigned for “good reason” or upon the Company’s termination of employment other than “termination for cause” (each as defined in the agreement), he would have been entitled to continued base salary for a period of twelve months and immediate vesting of any outstanding options.  The agreement with Mr. Faber contains a covenant not to compete with us for a period of two years immediately following his termination of employment.

Lawrence Martin’s Employment Agreement

Mr. Martin was hired to serve as our Chief Geologist effective October 1, 2008. The Company entered into an employment agreement with Lawrence Martin which expires on September 30, 2011 pursuant to which Mr. Martin is entitled to an annual base salary of $126,000, subject to increase, and a performance based bonus targeted at 25% of his base salary with at least 50% of his bonus to be payable in cash.  Mr. Martin is also entitled to participate in the medical, pension or other employee benefit plans generally available to our other executive employees.  Pursuant to his employment agreement, Mr. Martin received a stock grant totaling 25,000 shares of common stock.  Mr. Martin was issued 10,000 shares during 2010.  If Mr. Martin resigns for “good reason” or upon the Company’s termination of his employment other than “termination for cause” (each as defined in his agreement), he shall be entitled to continued base salary for three months following his termination of employment.  Mr. Martin’s agreement contains a covenant not to compete with us for a period of two years immediately following termination of his employment.

Jim Golden’s Separation Agreement

Mr. Golden resigned from his employment and positions with the Company effective April 1, 2010.  In consideration of a release in favor of the Company, Mr. Golden received a lump sum severance payment of $37,500 and continued base salary through December 31, 2010.  Mr. Golden was entitled to continue to receive medical coverage through December 31, 2010 at the same cost as he paid prior to his resignation.  Mr. Golden also received title to the Company vehicle provided for his use during his employment, ownership of his laptop, and rights to Big Mike Copper Mine.  All options held by Mr. Golden were to remain exercisable for a period of time, and he exercised the options during 2010.

COMPENSATION OF DIRECTORS

During 2010, due in part to all of the additional work that went into the restructuring and recapitalization of the Company, all directors who are not Company employees (including Mr. Reseigh) were paid $100,000 for their service as a director.  Annual retainers are generally payable in equal monthly installments.
Compensation in respect of 2010 for our directors is disclosed below:

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)
William Nance	100,000	100,000
Robert Reseigh	100,000	100,000
Scott Jolcover	100,000	100,000

(1)	During 2010, a total of $129,000 of unpaid director fees from prior years was paid. No payments included interest or earnings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP

The following table sets forth, as of April 14, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
John Winfield	Common Stock	35,871,223	(c)	64.3%
Longview, LP c/o Viking Asset Management LLC 600 Montgomery Street, 44th Floor San Francisco, CA 94111	Common Stock	7,418,648	(d)	25.9%
Sun Valley Gold Master Fund, Ltd. 620 Sun Valley Road P.O. Box 2759 Sun Valley, ID 83353	Common Stock	3,141,815	(e)	12.6%
Solus Core Opportunities Master Fund Ltd. c/o Solus Alternative Asset Management LP 430 Park Avenue, 9th Floor New York, New York 10022	Common Stock	3,030,300	(f)	12.2%
Revelation Capital Management Ltd. 5a Waterloo Lane Pembroke HM08 Bermuda	Common Stock	1,909,089	(g)	8.1%

Officers and Directors
Robert Faber	Common Stock	400,900	(h)	1.8%
Scott Jolcover	Common Stock	124,620	(i)	*
William Nance	Common Stock	90,000	(j)	*
Larry Martin	Common Stock	25,000		*
Robert Reseigh	Common Stock	15,000	(k)	*
Corrado De Gasperis	Common Stock	—		*
All directors and executive officers as a group (6 persons)	Common Stock	630,520		2.9%
*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.
(b)
Applicable percentage of ownership is based on 21,727,066 shares of common stock outstanding as of April 14, 2011 together with all applicable options, warrants and other securities convertible into shares of our common stock for such stockholder.  Beneficial ownership is determined in accordance with the rules of  the SEC, and includes voting and investment power with respect to shares.  Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after April 14, 2011 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person.  Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c )
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of Intergroup Corporation (“Intergroup”), Santa Fe Financial Corporation (“Santa Fe”) and Portsmouth Square, Inc. (“Portsmouth”) and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of Intergroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock LLC (“Northern Comstock”). The 35,871,223 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 607,634 shares of the Company’s common stock held directly by Mr. Winfield, (ii) 318,750 shares of the Company’s common stock issuable upon exercise of vested warrants held directly by Mr. Winfield, (iii) 11,798,108 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held directly by Mr. Winfield, (iv) 537,070 shares of the Company’s common stock held by Intergroup, (v) 10,094,623 shares of the Company’s common stock issuable conversion of currently convertible shares of Series A-1Preferred Stock held by Intergroup, (vi) 127,500 shares of the Company’s common stock issuable upon exercise of vested warrants held by Intergroup, (vii) 426,307 shares of the Company’s common stock held by Portsmouth, (viii) 6,773,176 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Portsmouth, (ix) 127,500 shares of the Company’s common stock issuable upon exercise of vested warrants held by Portsmouth, (x) 217,096 shares of the Company’s common stock held by Santa Fe, (xi) 3,454,909 shares of the Company’s common stock issuable upon conversion of currently convertible shares of  Series A-1 Preferred Stock held by Santa Fe, (xii) 63,750 shares of the Company’s common stock issuable upon exercise of vested warrants held by Santa Fe and (xiii) 1,324,800 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock.  The holders of Series A-1 Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis); provided that each share of the Series A-1 Preferred Stock is entitled to 5 times the number of votes per share of common stock to which it would otherwise be entitled.  Mr. Winfield is therefore entitled to 167,228,080 votes on matters submitted to the vote of the common stock or approximately 75% of votes entitled to be cast on matters submitted to the vote of the common stock.

(d)	Includes 6,917,130 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-2 Preferred Stock
(e)	Includes 3,141,815 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series B Preferred Stock.
(f)	Includes 3,030,300 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series B Preferred Stock
(g)	Includes 1,909,089 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series B Preferred Stock.
(h)	Includes 400,000 shares of the Company’s common stock issuable upon exercise of vested options.
(i)
Includes (i) 14,000 shares of the Company’s common stock held by San Lucas Mining Inc. of which Mr. Jolcover owns 100% and (ii) 15,000 shares of the Company’s common stock issuable upon exercise of vested options.

(j)	Includes 15,000 shares of the Company’s common stock issuable upon exercise of vested options.
(k)	Includes 15,000 shares of the Company’s common stock issuable upon exercise of vested options.
(l)	Includes 445,000 shares of the Company’s common stock issuable upon exercise of vested options.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two parcels leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC Resources, Inc. contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock.  The Company contributed 862.5 shares of Series A-1 Preferred Stock and will contribute its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.  The Company had previously entered into letters of intent with respect to the DWC Property and Sutro Property on August 13, 2008, the terms of which were expressly superseded by the Operating Agreement.

The Operating Agreement further provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain capital expenditures of not less than $750,000 over five years with respect to each parcel. Under the terms of the Operating Agreement: (i) all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company after certain distributions to the other members of Northern Comstock of up to 6% of net smelter returns with respect to DWC and 2% with respect to Mr. Winfield, in each case subject to the price of gold per ounce and the amount of ounces produced; (ii) an annual distribution of 500 and 362.5 shares of Series A-1 Preferred Stock will be set aside for distribution to DWC and Mr. Winfield, respectively, but such distribution will be retained by Northern Comstock unless DWC and Mr. Winfield otherwise instruct the Company to distribute the shares to them (subject to the limitations mentioned above); and (iii) all other distributions of cash or other property of Northern Comstock shall be permitted only with the prior written consent of all members.  In accordance with the Operating Agreement, Northern is managed, and the conduct of its affairs, operations and activities are controlled, exclusively by or under the direction of Mr. Winfield; however, given that the exclusive right to perform the primary business of Northern Comstock is granted to the Company under the Operating Agreement, the only actions left to be performed by Mr. Winfield, as manager, are generally ministerial in nature such as maintaining books and records relating to capital contributions and distributions.

Mineral production from the DWC-contributed property is subject to a royalty on a sliding scale.  At gold prices over $750 per ounce, production of the first 500,000 ounces is subject to a 3% NSR.  Production over 500,000 ounces is subject to a 6% NSR.  Mineral production from the DWC-contributed property is also subject to a 1% NSR payable to Mr. Art Wilson.

Mineral production on the Sutro property is subject to a royalty on a sliding scale to John Winfield.  At gold prices over $250 per ounce, production of the first 500,000 ounces is subject to a 1% NSR.  Production over 500,000 ounces is subject to a 2% NSR.  A separate royalty of 5% NSR is also payable to the Sutro Tunnel Company on all production from the property.  Mineral production from the VCV property is subject to a 5% NSR.

Tax Indemnification

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group for newly created Series A-1 Preferred Stock. At December 31, 2010, the Winfield Group, collectively, was the beneficial owner of 64.9% of our outstanding common shares.  In connection with the retirement of the former indebtedness, each member of the Winfield Group agreed that if any taxing authority makes a determination that the value of any of the Series A-1 Preferred Stock delivered to such member is properly treated as ordinary income to such member (a “Proposed Adjustment”), he or it will exercise and pursue in good faith any and all administrative rights to appeal such Proposed Adjustment, including, without limitation, by filing a protest, petition, or any other document that preserves his or its right to appeal such Proposed Adjustment. The Company agreed that, if a final, non-appealable administrative determination (an “Administrative Determination”) is made that the value of any portion of the Series A-1 Preferred Stock is properly treated as ordinary income to such member of the Winfield Group, it will indemnify such member for (i) any incremental federal, state and local income tax, penalties and interest such member is actually obligated to pay out-of-pocket as a result of such determination, after taking into account (a) all increases in federal, state and local income taxes actually payable as a result of the receipt of any such indemnity payment and (b) the deduction to which such member would be entitled for federal income tax purposes for state and local income taxes paid (the “Indemnity Amount”), and (ii) its reasonable legal and accounting expenses incurred with respect to the protest of the Proposed Adjustment.  The Company may at its option, pay the Indemnity Amount either in cash or in a number of common shares equal to the Indemnity Amount divided by the average of the volume weighted average closing prices of common shares for the 5 consecutive trading days ending on the trading day that is immediately prior to the date of such payment.

Special Voting Rights

Provided that at least 25% of the Preferred Shares issued on or prior to October 20, 2010, is still outstanding, and as long as the Winfield Group still holds at least 25% of the Preferred Shares, the Company shall not, without the affirmative vote of the Winfield Group, enter into any transaction for the acquisition of any business, property or asset pursuant to which the Company will incur indebtedness to finance such acquisition in principal amount in excess of $500,000, pay any dividends to holders of Preferred Shares in cash in an amount to exceed $500,000, engage in a private placement or public offering of any common stock or common stock equivalents of the Company, enter into a Change of Control Transaction, as defined in each certificate of designation of the Company or enter into any transaction that would constitute a Fundamental Transaction, as defined in each certificate of designation of the Company.

Further, provided that the Winfield Group holds 25% or more of the Preferred Shares, (i) Mr. Winfield will be a member of the Company’s board of directors and (ii) the Winfield Group shall have the right, upon written request to the Company, to nominate a member of the Company’s board of directors (“Board Nominee”) and the Company shall take or cause to be taken all actions so that Mr. Winfield and the Board Nominee are each nominated and recommended for re-election to the board.  The Board Nominee shall meet the requirements for an “independent director” under the listing rules of the principal exchange or market on which the common stock of the Company is then listed, satisfy the requirements set forth in the Company’s Corporate Governance Guidelines and Nominating and Governance Committee Charter as reasonably determined by the Nominating and Governance Committee of the board, and not be prohibited from serving as a director of the Company under Section 8 of the Clayton Antitrust Act or any other applicable law.  Alternatively, the Winfield Group can designate as the Board Nominee a member of the then existing board of directors.

Our Board recognizes that transactions in which we participate and in which a related person (executive officer, director, director nominee, five percent or greater stockholder, and their immediate family members) has a direct or indirect material interest, can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of Comstock and its stockholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of Comstock and its stockholders.

Under its charter, our Audit and Finance Committee reviews, evaluates and, as appropriate, approves all transactions with affiliates (other than majority owned subsidiaries), related parties, directors and executive officers (other than with respect to compensation of directors or executive officers, which are addressed by the Compensation Committee). In the event we enter into a transaction in which an executive officer (other than an employment relationship), director, director nominee, five percent or greater stockholder, or a member of their immediate family has a direct or indirect material interest, the transaction is to be presented to our Audit and Finance Committee for review to determine if the transaction creates a conflict of interest and is otherwise fair to the Company. We require each executive officer and director to annually provide us written disclosure of any transaction to which we are a party and in which the officer or director or any of their immediate family members has a direct or indirect material interest. Our Audit and Finance Committee reviews our disclosure of related party transactions on an as needed basis and on an annual basis in connection with the preparation of our annual report.

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed to our company by Jewett Schwartz and Deloitte, for the fiscal years ended December 31, 2010 and 2009, are as follows:

	2010			2009
	Deloitte & Touche LLP		Jewett, Schwatz, Wolfe & Associates	Jewett, Schwatz, Wolfe & Associates
Audit Fees	$296,000	(1)	$22,000	$40,000
Audit-related Fees				$12,000
Tax Fees			$27,800	$10,000

(1) These fees include $95,000 related to the ongoing audit, $7,000 relate to expenses and $194,000 related to the auditing of the recapitalization transactions.

Audit and Finance Committee Pre-Approval Policies

The charter of our Audit and Finance Committee provides that the duties and responsibilities of our Audit and Finance Committee include the pre-approval of all audits, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit and Finance Committee. Unless otherwise specified by the Audit and Finance Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit and Finance Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit and Finance Committee may delegate pre-approval authority to the Chairman of the Audit and Finance Committee or any one or more other members of the Audit and Finance Committee provided that any member of the Audit and Finance Committee who has exercised any such delegation must report any such pre-approval decision to the Audit and Finance Committee at its next scheduled meeting. The Audit and Finance Committee will not delegate to management the pre-approval of services to be performed by the independent auditor.

 Our Audit and Finance Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit and Finance Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit and Finance Committee Chair and Audit and Finance Committee Financial Expert is William Nance.

Item 15.  Exhibits Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Reports of Independent Registered Public Accounting Firm	F – 2
Consolidated Balance Sheets	F – 4
Consolidated Statements of Operations	F – 5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F – 6
Consolidated Statements of Cash Flows	F – 7
Notes to Consolidated Financial Statements	F – 9

(2) Exhibits filed as part of this Report:

-  Schedule II – Valuation and qualifying accounts

YEARS ENDED DECEMBER 31, 2010 AND 2009

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended December 31, 2010
Tax valuation allowance	$14,933,519	$20,302,463		$35,235,982
Year ended December 31, 2009
Tax valuation allowance	$12,680,019	$2,253,500		$14,933,519

Exhibit Number	Exhibit

3.1*	Articles of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock. (4)

4.2	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock. (4)

4.3	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock. (4)

10.1	2006 Stock Option and Incentive Plan. (5)

10.2	2005 Stock Option and Incentive Plan. (6)

10.3	Loan Agreement, dated as of December 10, 2009, by and among GoldSpring, Inc. and those certain lenders set forth in Schedule A thereto. (1)

10.4	Security Agreement, dated as of December 10, 2009, by and between GoldSpring, Inc. and the parties set forth on Schedule A thereto. (1)

10.5	Form of Warrant. (1)

10.6	Loan Agreement, dated as of June 15, 2010, by and among GoldSpring, Inc. and those certain lenders set forth on Schedule A thereto. (3)

10.7	Security Agreement, dated as of June 15, 2010, by and between GoldSpring, Inc. and the parties set forth on Schedule A thereto. (3)

10.8	Employment Agreement, dated as of April 21, 2010, between GoldSpring, Inc. and Corrado De Gasperis. (2)

10.9	Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010. (4)

10.10	Registration Rights Agreement, dated as of October 20, 2010, by and among Comstock Mining Inc. and the parties identified therein. (4)

10.11	Registration Rights Agreement, dated as of August 31, 2010, by and among Comstock Mining Inc. and the parties identified therein. (4)

10.12	Securities Purchase Agreement, dated as of October 20, 2010, by and among Comstock Mining Inc. and the purchasers identified therein. (4)

10.13	Securities Purchase Agreement, dated as of August 31, 2010, by and among Comstock Mining Inc. and the purchasers identified therein. (4)

21*	Subsidiaries.

24*	Powers of Attorney (included on signature page).

31*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

(1) Previously filed with the Securities and Exchange Commission on December 18, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(2) Previously filed with the Securities and Exchange Commission on April 26, 2010 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(3) Previously filed with the Securities and Exchange Commission on June 21, 2010 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(4) Previously filed with the Securities and Exchange Commission on October 21, 2010 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(5) Previously filed with the Securities and Exchange Commission on August 24, 2006 as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-32429).
(6) Previously filed with the Securities and Exchange Commission on October 3, 2005 as an annex to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-32429).

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
Name: Robert T. Faber
Title: Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Corrado De Gasperis as his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert T. Faber	Chief Accounting Officer and Director	April 15, 2011
Robert T. Faber

/s/ scott h. jolcover	Director	April 15, 2011
Scott H. Jolcover

/s/ William Nance	Chairman of the Board and Director	April 15, 2011
William Nance

/s/ Robert a. reseigh	Director	April 15, 2011
Robert A. Reseigh

Exhibit Index

Exhibit Number	Exhibit

3.1*	Articles of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock. (4)

4.2	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock. (4)

4.3	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock. (4)

10.1	2006 Stock Option and Incentive Plan. (5)

10.2	2005 Stock Option and Incentive Plan. (6)

10.3	Loan Agreement, dated as of December 10, 2009, by and among GoldSpring, Inc. and those certain lenders set forth in Schedule A thereto. (1)

10.4	Security Agreement, dated as of December 10, 2009, by and between GoldSpring, Inc. and the parties set forth on Schedule A thereto. (1)

10.5	Form of Warrant. (1)

10.6	Loan Agreement, dated as of June 15, 2010, by and among GoldSpring, Inc. and those certain lenders set forth on Schedule A thereto. (3)

10.7	Security Agreement, dated as of June 15, 2010, by and between GoldSpring, Inc. and the parties set forth on Schedule A thereto. (3)

10.8	Employment Agreement, dated as of April 21, 2010, between GoldSpring, Inc. and Corrado De Gasperis. (2)

10.9	Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010. (4)

10.10	Registration Rights Agreement, dated as of October 20, 2010, by and among Comstock Mining Inc. and the parties identified therein. (4)

10.11	Registration Rights Agreement, dated as of August 31, 2010, by and among Comstock Mining Inc. and the parties identified therein. (4)

10.12	Securities Purchase Agreement, dated as of October 20, 2010, by and among Comstock Mining Inc. and the purchasers identified therein. (4)

10.13	Securities Purchase Agreement, dated as of August 31, 2010, by and among Comstock Mining Inc. and the purchasers identified therein. (4)

21*	Subsidiaries.

24*	Powers of Attorney (included on signature page).

31*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

(1) Previously filed with the Securities and Exchange Commission on December 18, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(2) Previously filed with the Securities and Exchange Commission on April 26, 2010 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(3) Previously filed with the Securities and Exchange Commission on June 21, 2010 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(4) Previously filed with the Securities and Exchange Commission on October 21, 2010 as an exhibit to the Company’s Form 8-K (File No. 000-32429).
(5) Previously filed with the Securities and Exchange Commission on August 24, 2006 as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-32429).
(6) Previously filed with the Securities and Exchange Commission on October 3, 2005 as an annex to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-32429).