Form 10-Q
period 2011-03-31
Comstock Mining Inc.
filed 2011-05-16
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at May 15, 2011 was 23,263,003.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the following: global economic and capital markets uncertainty; the speculative   nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with  exploration or mining activities; contests over our title to properties; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulation adversely  affecting our business opportunities that may be presented to or pursued by us; deficiencies in our internal controls; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of  prices for gold or certain other commodities (such as silver, copper, diesel fuel and electricity);changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to commence production;   potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment, raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties.  Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.  All subsequent written and oral forward-looking statements by or attributable to us or persons action on our behalf are expressly qualified in their entirety by these factors.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report. We undertake no obligation to update or revise any  forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,553,625	$25,383,309
Available for sale securities	6,622,303	4,410,237
Prepaid expenses	1,433,292	2,042,276
Total current assets	27,609,220	31,835,822

MINERAL RIGHTS AND PROPERTIES, PLANT AND EQUIPMENT, Net	4,510,730	4,224,597
RECLAMATION BOND DEPOSIT	721,748	721,748
RETIREMENT OBLIGATION ASSET	331,730	339,357

TOTAL ASSETS	$33,173,428	$37,121,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$649,437	$819,817
Accrued expenses	4,040,838	3,965,838
Accrued interest payable	1,781	11,531
Mortgage obligations – current portion	31,529	771,530
Total current liabilities	4,723,585	5,568,716

LONG-TERM LIABILITIES:
Mortgage obligations	673,175	680,881
Derivative liability - contingent dividend payment	4,143,175	4,873,192
Long-term reclamation liability	1,348,150	1,332,730
Total long-term liabilities	6,164,500	6,886,803

Total liabilities	10,888,085	12,455,519

COMMITMENTS AND CONTINGENCIES (Notes 4, 8, and 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 21,727,066 and 21,154,663 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14,470	14,089
Convertible Preferred Stock; 50,000,000 shares authorized 7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 21,775 and 21,775 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 8,282 and 8,382 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5	5
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 35,699 and 35,749 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	24	24
Additional paid-in capital	139,906,302	139,906,683
Accumulated deficit	(117,635,473)	(115,254,811)
Total stockholders’ equity (deficit)	22,285,343	24,666,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,173,428	$37,121,524

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
REVENUE	$—	$—

COST AND EXPENSES
Depletion, depreciation and amortization	24,958	108,236
Reclamation, exploration and test mining expenses	2,195,907	491,324
General and administrative	690,266	355,424
Consultants and professional fees	226,162	149,306
Total cost and expenses	3,137,293	1,104,290

LOSS FROM OPERATIONS	(3,137,293)	(1,104,290)

OTHER INCOME (EXPENSE)
Change in fair value of debt beneficial conversion feature	—	(585,841)
Change in fair value of warrants	—	(292,615)
Change in fair value of contingent dividend payment	730,017	—
Interest expense	(12,590)	(859,647)
Interest income	39,204	—
Gain on sale of mineral rights	—	300,000
Other, net	—	(86,914)
Total other expense, net	756,631	(1,525,017)

NET LOSS	(2,380,662)	(2,629,307)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,232,908)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,613,570)	$(2,629,307)

Net loss per common share – basic	$(0.17)	$(0.14)

Net loss per common share – diluted	$(0.17)	$(0.14)

Weighted average common shares outstanding — basic	21,720,706	18,910,218

Weighted average common shares outstanding — diluted	21,720,706	18,910,218

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(2,380,662)	$(2,629,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,956	108,236
Gain on sale of mineral rights	—	(300,000)
Stock, warrants, and stock-based compensation and services	—	38,969
Accretion of reclamation liability	15,420	80,583
Other, non cash items		120,915
Net change in derivative fair values	(730,017)	878,456
Changes in operating assets and liabilities:
Prepaid expenses	608,984	(149,000)
Accounts payable	(170,380)	(738,745)
Accrued expenses	75,000	396,731
Accrued interest payable	(9,750)	388,739
NET CASH USED IN OPERATING ACTIVITIES	(2,566,449)	(1,804,423)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,212,066)	—
Purchase of mineral rights and properties, plant and equipment	(303,462)	(10,000)
Proceeds from sale of mineral rights and properties, plant and equipment	—	550,000
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES	(2,515,528)	540,000

FINANCING ACTIVITIES:
Principal payments on mortgage obligations and convertible debentures	(747,707)	(250,000)
Proceeds from the issuance of convertible debentures	—	1,675,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(747,707)	1,425,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,829,684)	160,577

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,383,309	246,214
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,553,625	$406,791

SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES PAID	$—	$—
INTEREST PAID	$11,940	$23,112

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A-2 and Series B convertible preferred stock to common stock	$122	$—
Dividends paid in common stock	259	—
Issuance of common stock for convertible debenture principal	—	349,975
Issuance of common stock for convertible debenture interest	—	388,739
Issuance of company stock for consulting services	—	34,000
Issuance of company stock to employees	—	3,400

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

1.  Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses from operations and had no revenues from operations for the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011, the Company incurred a net loss of $2,380,662 and used cash in operations of $2,566,449. During the year ended December 31, 2010, because the Company exchanged approximately $29.4 million of convertible debenture principal, promissory notes and accrued interest for Series A convertible preferred stock and was successful in raising approximately $33.2 million in cash through the sale of Series B convertible preferred stock, the accompanying consolidated financial statements are presented on a going concern basis.  The Company’s ability to continue as a going concern is dependent upon transitioning into production and achieving profitable operations and/or raising additional funds as needed.

On June 4, 2010, the Board of Directors approved, after obtaining regulatory approval, a one-for-two hundred reverse stock split of our common stock previously approved by our stockholders.   Our condensed consolidated financial statements for the three months ended March 31, 2010 reflect the retroactive effect of the reverse stock split.  In 2011, the Company also declared and issued 388,000 shares of common stock in payment of dividends on the convertible preferred stock.  Accordingly, the basic and diluted loss per share have been adjusted retroactively for all periods presented to reflect the stock dividend.

There were no components of comprehensive loss other than net loss for the three months ended March 31, 2011 and 2010.

2.  Available-for-Sale Securities

Available-for-sale securities at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
FDIC insured certificates of deposit maturing in less than 12 months	$5,148,968	$2,940,128
FDIC insured certificates of deposit maturing in more than 12 months	1,473,335	1,470,109
Total	$6,622,303	$4,410,237

At March 31, 2011 and December 31, 2010, the carrying value of the available-for-sale securities approximates fair value.

3.  Prepaid Expenses

Prepaid expenses at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Prepaid leases	$1,176,113	$1,708,060
Other prepaid expenses	257,179	334,216
Total	$1,433,292	$2,042,276

4.  Long-term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of approximately $1,348,000 and $1,333,000 as of March 31, 2011 and December 31, 2010, respectively, for our obligation to reclaim our mine facility based on our 2008 reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the Comstock Mine Project for the three months ended March 31, 2011 and 2010:

	2011	2010
Long-term reclamation liability — beginning of period	$1,332,730	$1,186,966
Additional obligations incurred	—	—
Accretion expense of the reclamation liability	15,420	20,406
Long-term asset reclamation liability — end of period	$1,348,150	$1,207,372

Following is a reconciliation of the aggregate retirement obligation asset associated with on our reclamation plan for the Comstock Mine Project for the three months ended March 31, 2011 and 2010:

	2011	2010
Retirement obligation asset — beginning of period	$339,357	$340,159
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(7,627)	(17,008)
Retirement obligation asset — end of period	$331,730	$323,151

5.  Accrued Expenses

Accrued expenses at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Tax indemnification accrual	$3,861,340	$3,861,340
Other accrued expenses	179,498	104,498
	$4,040,838	$3,965,838

6.  Mortgage Obligations

            Mortgage obligations at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Note Description
Debt – Note (Obester Property) – Paid in full in 2011	$—	$650,000
Debt – Note (Petrini Property) – Paid in full in 2011	—	90,000
Debt – Note (Donovan Property)	704,704	712,411
Subtotal	704,704	1,452,411
Less current portion	(31,529)	(771,530)
Long-term portion of mortgage obligations	$673,175	$680,881

7. Convertible Preferred Stock

The Company has three different series of preferred stock outstanding as described below.

Series A-1 Convertible Preferred Stock

Each share of the Series A-1 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.65 per share.  Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-1 is entitled to five times the number of votes per share of common stock into which it can be converted.

Series A-2 Convertible Preferred Stock

Each share of the Series A-2 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.65 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-2 convertible preferred stock automatically converts into shares of common stock when the average common stock price exceeds $4.50 per share (for at least 20 trading days during any consecutive 30-trading day period), as adjusted for stock splits and similar transactions. In the event that the Series A-2 convertible preferred stock is automatically converted prior to the third anniversary of the issuance of the Series A-2 convertible preferred stock, the holders of the Series A-1 convertible preferred stock and the Series A-2 convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series A-1 convertible preferred stock and the Series A-2 convertible preferred stock. Each share entitles the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis).

Series B Convertible Preferred Stock

Each share of the Series B convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 606 shares of common stock at a conversion price of $1.65 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series B convertible preferred stock automatically converts into shares of common stock when the average common stock price exceeds $4.50 per share (for at least 20 trading days during any consecutive 30-trading day period), as adjusted for stock splits and similar transactions. Each share entitles the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis).  In the event that the Series B convertible preferred stock is automatically converted prior to the third anniversary of the issuance of the Series B convertible preferred stock, the holders of the Series B convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series B convertible preferred stock.

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company, in the event of the liquidation or change of control of the Company and, are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection.  At March 31, 2011, there were approximately $1.2 million in arrears of cumulative dividends ($0.06 impact on loss per share for the three months ended March 31, 2011).

As long as 25% or more of the Series A-1, Series A-2, and Series B convertible preferred stock originally issued is outstanding, the Company will be not be permitted, in each case without the consent of the majority of the holders of the Series A-1, Series A-2, and Series B convertible preferred stock, to execute certain strategic and business decisions, as provided in the related preferred stock documents. The Company is currently restricted from declaring or paying common stock dividends in cash under the terms of its convertible preferred stock.

During the three month period ended March 31, 2011, 100 shares of Series A-2 convertible preferred stock and 50 shares of Series B convertible preferred stock were converted into 153,610 and 30,303 shares of common stock, respectively.

8.   Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities at March 31, 2011, which are measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$6,622,303	$—	$6,622,303	$—
Liabilities:
Derivative liability - contingent dividend	4,143,175	—	—	4,143,175
Total Assets and Liabilities	10,765,478	$—	$6,622,303	$4,143,175

The following table presents our assets and liabilities at December 31, 2010, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2010
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$4,410,237	$—	$4,410,237	$—
Liabilities:
Derivative liability - contingent dividend	4,873,192	—	—	4,873,192
Total Assets and Liabilities	$9,283,429	$—	$4,410,237	$4,873,192

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

Derivatives — The Company’s derivative instrument is valued using models with various unobservable market inputs and classified as level 3 in the valuation hierarchy. These unobservable market inputs include derived volatility, stock price, expected life, and probability of conversion.

The following table indicates the changes in the level 3 financial instrument for the three months ended March 31, 2011:

Contingent
Dividend
Payment on
Convertible
Preferred
Stock
Balance at January 1, 2011	$4,873,192
Change in fair value	(730,017)
Balance at March 31, 2011	$4,143,175

The following table indicates the changes in the level 3 financial instruments for the three months ended March 31, 2010:

	Convertible
	Debenture
	Beneficial
	Conversion
	Feature	Warrants
Balances at January 1, 2009	$2,744,059	$1,756,130
Additions:
Issuance of convertible debentures and warrants	373,772	124,947
Change in fair value	585,841	292,615
Reductions:	—	—
Balances at March 31, 2010	$3,703,672	$2,173,692

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. The fair value of mortgage obligations approximates carrying value at March 31, 2011.

9.  Net Loss Per Common Share

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

			Per Share
		Shares	Amount
Three Months Ended March 31, 2011:
Net loss	$(2,380,662)
Preferred stock dividends	(1,232,908)

Basic loss per share
Loss available to common shareholders	(3,613,570)	21,720,706	$(0.17)

Effect of dilutive securities		—	—

Diluted loss per share
Loss available to common shareholders	$(3,613,570)	21,720,706	$(0.17)

			Per Share
		Shares	Amount
Three Months Ended March 31, 2010:
Net loss	$(2,629,307)
Preferred stock dividends	—

Basic loss per share
Loss available to common shareholders	(2,629,307)	18,910,218	$(0.14)

Effect of dilutive securities		—	—

Diluted loss per share
Loss available to common shareholders	$(2,629,307)	18,910,218	$(0.14)

The following table includes the number of potentially dilutive common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	March 31,
	2011	2010
Convertible debt	—	15,572,000
Stock options	450,000	950,000
Preferred convertible shares	67,806,031	—
Warrants	2,333,500	1,954,332
	70,589,531	18,476,332

10. Commitments and Contingencies

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable are $65,600 per year in 2011, increasing by $5,000 per year through 2015. For most of the mineral properties and leases, the Company is subject to a wide range of royalty obligations once production commences. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold.

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

11. Subsequent Events

In May 2011, the Company acquired 100% of the common equity of Gold Hill Hotel, Inc. (“Gold Hill”) for $840,000.  Gold Hill is a historic hotel located near Virginia City, Nevada on Highway 342.  In connection with the acquisition, the Company agreed to a $500,000 down payment plus a $340,000 note payable to the former equity holders of Gold Hill. The note bears interest at 4.5% and amortizes over 15 years and is secured by a deed of trust on certain properties owned by Gold Hill on the east side of Highway 342. The monthly note payments are $2,600.

Subsequent to March 31, 2011, the Company converted 2,317 shares of convertible preferred stock into 1,451,148 common shares. After these conversions, common shares and convertible preferred shares outstanding totaled 23,263,003 and 63,439, respectively.

Item 2. Management’s Discussion and Analysis of Plan of Operations and Results of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of our company. It should be read in conjunction with the consolidated financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ending December 31, 2010.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended March 31, 2011, as well as our future results.

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

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 6,099 acres of mining claims in the Comstock District. The acreage is comprised of 999 acres of patented claims (private lands) and 5,100 acres of unpatented claims on land administered by the US Bureau of Land Management (“BLM”). The Company also owns a heap leach processing facility that is being redesigned and modified to accommodate our new production plans.

Developments

Our strategic plan calls for additional infill drilling and metallurgical testing prior to the resumption of mining.  The information from these drill programs is being used in the development of a detailed mine design for reopening the mine, fine-tuning our mineral processing procedures to maximize gold and silver recovery and updating our global mineralized material estimates.

The most-recent drilling began in November, 2010, and continues into 2011.  During the first quarter of 2011, infill drilling for mine planning was completed on the Hartford claim of the Lucerne Resource Area; the first phase of development drilling was completed in the Dayton Resource Area; and development drilling was begun on the East-Side target in the Lucerne Resource Area.  A total of 79 reverse circulation holes were completed during the quarter, totaling 36,266 feet, using three drill rigs.  Highlights of the results of this drilling are available on the Company website, www.comstockmining.com.

A total of nine core holes were drilled in the first quarter of 2011, totaling 2,470 feet.  One of the core holes was in the Dayton Resource Area, and eight in the Lucerne Resource Area.  The core holes were drilled to meet three goals: to twin and confirm the results of specific RC holes, to provide core for metallurgical testing, and to provide geotechnical information for finalizing the pit slope design.

Metallurgical testing is being conducted for the Company by McClelland Labs of Reno, Nevada.  A series of 20 column leach tests began December 9, 2010, and are proceeding with daily readings of the recovered gold and silver.  The column tests simulate the heap leaching process, and provide information on recovery versus time, that is needed to finalize the design of our updated heap leach facility.  These tests are expected to be completed early in the second quarter.

On March 28, 2011, the Company announced the completion of the first phase of drilling at its Dayton Resource Area (the “Dayton”). Phase I included 42 reverse circulation (RC) drill holes, totaling 19,476 feet. Forty-one of the forty-two holes intercepted significant mineralization throughout the Dayton drill fences. This has created a rapidly expanding picture of the Dayton’s mineralized envelope.  The results of the first phase have led to an accelerated second phase, which began in late April, 2011.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions.  We consider the historic Comstock district central to our growth strategy. We work collaboratively with federal, state, and local regulatory agencies to ensure that we obtain all remaining permits needed to resume mining.

On January 25, 2011, the Company announced the purchase of one patented lode claim known as the Metropolitan and two unpatented lode claims from Ida Consolidated Mines.  These claims are a part of our Dayton Resource Area.  The purchase price of $100,000 plus a 2% NSR, was based on an option obtained in August 2010.

Comstock Mining Inc.
Planned Starter Mine Location
CMI Land Holdings
1 inch = 3,000 feet
Northern Area
Northern Extension
Occidental Area
Process Area
Lucerne Resource Area
Hartford/Lucerne Starter Mine Location
Oest Area
Dayton Resource Area
Spring Valley Area
FLOWERY RIDGE

Subsequent Events

Drilling on our Lucerne and Dayton Resource Areas continued into the second quarter.  The focus of the ongoing program is infill drilling on the Justice claim to provide information for detailed mine planning in our starter pit areas.  A secondary goal is development drilling in the Dayton Resource Area and the East-Side target (east side of State Route 342, across from the Lucerne pit) in the Lucerne Resource Area, with the expectation of increasing our resources in our next technical report.

On April 11, 2011, the Company announced the completion of Phase I drilling at the East-Side target in its Lucerne Resource Area. Phase I included 19,774 feet.  On April 6th, the final hole in this phase was completed. Assays have been returned from twelve reverse circulation holes, all showing significant mineralization.

On April 12, 2011, the Company announced that it had acquired the historic Gold Hill Hotel, in Gold Hill Nevada.  The hotel is one of the oldest buildings on the Comstock.

On April 18, 2011, the Company announced the appointment of three senior professionals to the staff: Mr. Michael Norred, as Vice President of Strategic Resource Planning, Mr. Clifford D. Nelson, Jr., as Vice President, Operations, and Dr. Edouard K. Zoutomou, as Metallurgical Process Manager.  The Company now employs a staff of 20 at its American Flat location.

The Company has applied for an Air Quality Permit associated with modifications of our processing facilities and for a new Mercury Emissions Permit scheduled for completion during the late second and early third quarters of 2011. These permits, to be issued by the Nevada Division of Environmental Protection (NDEP), are required before mining and processing can recommence.

On April 18, 2011, the Company submitted an application to the Nevada Division of Environmental Protection (NDEP) for an Air Quality Operating Permit to Construct.  This permit was made necessary by the new crusher and increased production rates in our redesigned process facility.  This is the last major permit required for reopening the mine.  We expect the permit to be issued in the third quarter of 2011.

On April 21, 2011, a public hearing was held by the Nevada Division of Environmental Protection (NDEP) on the new Mercury permit for our processing facility.  We expect the NDEP to issue their final decision on the permit during the second quarter of 2011.

Subsequent to March 31, 2011, the Company converted 2,317 shares of convertible preferred stock into 1,451,148 common shares. After these conversions, common shares and convertible preferred shares outstanding totaled 23,263,003 and 63,439, respectively.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three months ended March 31, 2011 and 2010.

Comparative Financial Information

Three Months Ended March 31, 2011 and March 31, 2010:

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2011	2010	Difference
Revenue	$—	$—	$—
Depletion and amortization	24,958	108,236	(83,278)
Reclamation, exploration and test mining expense	2,195,907	491,324	1,704,583
General and administration	690,266	355,424	334,842
Consulting and professional service fees	226,162	149,306	76,856
Loss from operations	3,137,293	1,104,290	2,033,003
Gain on sale of mineral rights	0	(300,000)	300,000
Derivative change in fair value	(730,017)	878,456	(1,608,473)
Interest income	(39,204)	0	(39,204)
Interest expense	12,590	859,647	(847,057)
Other, net	0	86,914	(86,914)
Net loss	$2,380,662	$2,629,307	$(248,645)

We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended March 31, 2011 and March 31, 2010.

Reclamation, exploration and test mining expenses increased by $1,704,583 in the first quarter of 2011 when compared to the same quarter in 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling activity in our Lucerne and Dayton Resource Areas in 2011.

General and administrative expenses increased by $334,842 in the first quarter of 2011 as compared to the first quarter of 2010.  This increase resulted from payments for securing certain options for future purchases of land and higher labor costs from the expansion of the professional staff, primarily associated with exploration activities and higher related administrative expenses.

Consulting and professional fees increased by $76,856 in the first quarter of 2011 as compared to the first quarter of 2010.  This increase resulted from additional professional service fees for auditing, valuation and legal services associated with the accounting and reporting requirements.

Derivative changes in fair values decreased in the first quarter of 2011 as compared to the first quarter in 2010 by $1,608,473.  This favorable variance reflects:  1) the elimination of the debt beneficial conversion feature and warrant derivative liabilities as a result of the conversion of the related convertible debentures to equity in the fourth quarter of 2010 resulting in a decrease of $878,456, and 2) the decrease in the contingent dividend payment derivative liability in the current quarter due primarily to an overall decline in common stock prices compared to the 2010 fourth quarter resulting in a decrease of $730,017.

Interest income increased by $39,204 during the first quarter of 2011 as compared to the first quarter of 2010.  This increase resulted in the income generated from the cash and cash equivalents, and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock for cash in the fourth quarter of 2010.

Interest expense decreased $847,057 in the first quarter of 2011 as compared to the first quarter of 2010. This decrease resulted from the extinguishment of our senior secured convertible indentures, promissory notes and associated interest obligations during the fourth quarter of 2010.

Other, net decreased as a result of certain non operating expenses not recurring in the first quarter of 2011 as compared to 2010.

There are no income tax expense (benefit) amounts due to the historical losses of the Company and as full valuation allowances are provided in the Company’s net deferred tax assets.

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

Through March 31, 2011, we deployed approximately $9.6 million to advance our Comstock Project.  Specifically, we expended $0.2 million towards the crushing facility, $3.1 for exploration and mine development, principally developmental and exploration drilling, $1.8 million for general corporate matters, $1.4 million for mineral properties and $3.2 for transaction fees and related costs.

For the quarter ended March 31, 2011, we used cash from operating activities of approximately $2.6 million compared to $1.8 million in 2010. Operating cash flow decreased approximately $0.8 million primary as a result of 2011 drilling activities and a higher use of working capital.  For the quarter ended March 31, 2011, we used cash in investing activities to purchase approximately $2.2 million of certificates of deposit and approximately $0.3 million to acquire additional mineral rights and properties.  We expended approximately $0.7 million in financing activities to primarily pay off early certain mortgage obligations.

Critical Accounting Policies And Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for impairment of long-lived assets, reclamation and remediation obligations, stock-based compensation, derivative instruments, income taxes and other contingent liabilities. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over certain procedures as of March 31, 2011 were not effective.

Description of Material Weaknesses at December 31, 2010

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

Remediation Actions Relating to Material Weaknesses

Beginning in 2011, we initiated a quarterly process to review complex accounting matters with the Chief Executive Officer and the Chief Accounting Officer.  We also engaged a third-party valuation specialist to calculate the fair value of all embedded derivatives and will engage other specialists as needed to address complex accounting matters.  In addition, we redesigned our financial reporting review procedures to more effectively monitor the classification of our debt obligations.

Conclusion

We believe the measures described above will facilitate remediation of the material weaknesses we have identified and will continue to strengthen our internal controls over financial reporting.  We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies.  Moreover, we may decide to modify certain of the remediation measures described above.

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

Except as described above, there have been no changes during the quarter ended March 31, 2011 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

Set forth below is an update to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  For full comprehension of the risks affecting our Company, you are encouraged to review the risk factors set forth in our 2010 Annual Report on Form 10-K, which are hereby incorporated herein in their entirety.

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

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited)

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit
31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 16, 2011	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit
31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002