Form 10-Q
period 2011-06-30
Comstock Mining Inc.
filed 2011-08-12
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at August 9, 2011 was 25,426,460.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the following: global economic and capital markets uncertainty; the speculative   nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential inability to obtain requisite permits or zoning clearance; potential inability to continue to comply with government regulations and / or listing requirements; adoption of or changes in legislation or regulation adversely  affecting our business opportunities that may be presented to or pursued by us; deficiencies in our internal controls; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of  prices for gold or certain other commodities (such as silver, copper, diesel fuel and electricity);changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to commence production;   potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment, raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; and work stoppages or other labor difficulties.  Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.  All subsequent written and oral forward-looking statements by or attributable to us or persons action on our behalf are expressly qualified in their entirety by these factors.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$16,322,421	$25,383,309
Available for sale securities	5,151,297	4,410,237
Prepaid expenses	1,057,434	2,042,276
Total current assets	22,531,152	31,835,822

MINERAL RIGHTS AND PROPERTIES, PLANT AND EQUIPMENT, Net	6,196,128	4,224,597
RECLAMATION BOND DEPOSIT	721,748	721,748
RETIREMENT OBLIGATION ASSET	324,102	339,357
GOODWILL	76,081	—

TOTAL ASSETS	$29,849,211	$37,121,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,024,888	$819,817
Accrued expenses	4,245,884	3,977,369
Long-term debt obligations – current portion	50,791	771,530
Total current liabilities	5,321,563	5,568,716

LONG-TERM LIABILITIES:
Long-term debt obligations	984,744	680,881
Derivative liability - contingent dividend payment	3,656,684	4,873,192
Long-term reclamation liability	1,369,302	1,332,730
Total long-term liabilities	6,010,730	6,886,803

Total liabilities	11,332,293	12,455,519

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized,
24,073,984 and 21,154,663 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	16,033	14,089
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value,
1,500,000 shares authorized, 21,775 and 21,775 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value,
250,000 shares authorized, 8,231 and 8,382 shares issued and outstanding	5	5
at June 30, 2011 and December 31, 2010, respectively
7.5% Series B convertible preferred stock, $.000666 par value,
600,000 shares authorized, 32,450 and 35,749 shares issued and outstanding	22	24
at June 30, 2011 and December 31, 2010, respectively
Additional paid-in capital	140,884,742	139,906,683
Accumulated deficit	(122,383,899)	(115,254,811)
Total stockholders’ equity	18,516,918	24,666,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,849,211	$37,121,524

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
REVENUE - HOTEL	$120,175	$—

COST AND EXPENSES
Hotel operating costs	99,995	—
Depreciation and amortization	42,324	38,820
Reclamation, exploration and test mining expenses	3,039,582	1,269,929
General and administrative	1,604,258	596,923
Consultants and professional fees	648,075	234,543
Total cost and expenses	5,434,234	2,140,215

LOSS FROM OPERATIONS	(5,314,059)	(2,140,215)

OTHER INCOME (EXPENSE)
Change in fair value of debt beneficial conversion feature	—	(268,013)
Change in fair value of warrants	—	(372,008)
Change in fair value of contingent dividend payment	486,491	—
Interest expense	(11,785)	(1,060,930)
Interest income	14,846	—
Other, net	—	(82,333)
Total other income (expense), net	489,552	(1,783,284)

LOSS BEFORE INCOME TAXES	(4,824,507)	(3,923,499)

INCOME TAX BENEFIT	76,081	—

NET LOSS	(4,748,426)	(3,923,499)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,196,871)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,945,297)	$(3,923,499)

Net loss per common share – basic	$(0.26)	$(0.21)

Net loss per common share – diluted	$(0.26)	$(0.21)

Weighted average common shares outstanding — basic	23,096,866	18,941,288

Weighted average common shares outstanding — diluted	23,096,866	18,941,288

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
REVENUE - HOTEL	$120,175	$—

COST AND EXPENSES
Hotel operating costs	99,995	—
Depreciation and amortization	67,282	147,056
Reclamation, exploration and test mining expenses	5,235,489	1,761,253
General and administrative	2,294,524	952,347
Consultants and professional fees	874,237	383,849
Total cost and expenses	8,571,527	3,244,505

LOSS FROM OPERATIONS	(8,451,352)	(3,244,505)

OTHER INCOME (EXPENSE)
Change in fair value of debt beneficial conversion feature	—	(853,854)
Change in fair value of warrants	—	(664,623)
Change in fair value of contingent dividend payment	1,216,508	—
Interest expense	(24,375)	(1,920,577)
Interest income	54,050	—
Gain on sale of mineral rights	—	300,000
Other, net	—	(169,247)
Total other income (expense), net	1,246,183	(3,308,301)

LOSS BEFORE INCOME TAXES	(7,205,169)	(6,552,806)

INCOME TAX BENEFIT	76,081	—

NET LOSS	(7,129,088)	(6,552,806)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(2,429,779)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,558,867)	$(6,552,806)

Net loss per common share – basic	$(0.43)	$(0.35)

Net loss per common share – diluted	$(0.43)	$(0.35)

Weighted average common shares outstanding — basic	22,431,828	18,775,115

Weighted average common shares outstanding — diluted	22,431,828	18,775,115

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(7,129,088)	$(6,552,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,282	147,056
Gain on sale of mineral rights	—	(300,000)
Stock, warrants, and stock-based compensation and services	2,043,894	78,239
Accretion of reclamation liability	36,572	221,428
Deferred income taxes	(76,081)	—
Interest paid through the issuance of company stock	—	361,769
Payments through the issuance of company stock	—	34,000
Financing costs	—	169,247
Net change in derivative fair values	(1,216,508)	1,518,477
Changes in operating assets and liabilities:
Prepaid expenses	(79,052)	(163,352)
Accounts payable	205,072	(823,597)
Accrued expenses	268,515	1,644,188
NET CASH USED IN OPERATING ACTIVITIES	(5,879,394)	(3,665,351)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	1,463,940	—
Purchase of available-for-sale securities	(2,205,000)	—
Purchase of mineral rights and properties, plant and equipment	(1,183,558)	(24,106)
Acquisition of Gold Hill Hotel	(500,000)	—
Proceeds from sale of mineral rights and properties, plant and equipment	—	545,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,424,618)	520,894

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations and convertible debentures	(756,876)	(250,000)
Proceeds from the issuance of convertible debentures	—	4,650,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(756,876)	4,400,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,060,888)	1,255,543

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,383,309	246,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,322,421	$1,501,757

SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES PAID	$—	$—
INTEREST PAID	$23,747	$26,712

(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A-2 and Series B convertible preferred stock to common stock	$1,486	$—
Dividends paid in common stock (par value)	259	—
Issuance of common stock for convertible debenture principal	—	480,015
Issuance of common stock for convertible debenture interest	—	361,769
Issuance of common stock for consulting services	—	34,000
Issuance of common stock to directors	980,000	3,400
Long-term debt obligations for Gold Hill Hotel acquisition	340,000	—

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

1.  Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses from operations and had no mining revenue for the six months ended June 30, 2011. The Company had hotel revenue of $120,175 for the three and six-month periods ended June 30, 2011. For the six months ended June 30, 2011, the Company incurred a net loss of $7,129,088 and used cash in operations of $5,879,394. As of June 30, 2011, the Company had cash and cash equivalents and available-for-sale securities of $21,473,718. The accompanying consolidated financial statements are presented on a going concern basis, and the Company’s ability to continue as a going concern is dependent upon transitioning into production and achieving profitable operations and/or raising additional funds as needed.

There were no components of comprehensive loss other than net loss for the three and six month periods ended June 30, 2011 and 2010.

2.  Available-for-Sale Securities

Available-for-sale securities at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
FDIC insured certificates of deposit maturing in less than 12 months	$4,416,297	$2,940,128
FDIC insured certificates of deposit maturing in more than 12 months	735,000	1,470,109
Total	$5,151,297	$4,410,237

At June 30, 2011 and December 31, 2010, the carrying value of the available-for-sale securities approximates fair value.

3.  Prepaid Expenses

Prepaid expenses at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Prepaid leases	$644,166	$1,708,060
Other prepaid expenses	413,268	334,216
Total	$1,057,434	$2,042,276

4.  Long-term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of $1,369,302 and $1,332,730 as of June 30, 2011 and December 31, 2010, respectively, for our obligation to reclaim our mine facility based on our 2008 reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the Comstock Mine Project for the six months ended June 30, 2011 and June 30, 2010:

	2011	2010
Long-term reclamation liability — beginning of period	$1,332,730	$1,186,966
Additional obligations incurred	—	—
Accretion expense of the reclamation liability	36,572	40,812
Long-term asset reclamation liability — end of period	$1,369,302	$1,227,778

Following is a reconciliation of the aggregate retirement obligation asset associated with on our reclamation plan for the Comstock Mine Project for the six months ended June 30, 2011 and June 30, 2010:

	2011	2010
Retirement obligation asset — beginning of period	$339,357	$340,159
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(15,255)	(34,016)
Retirement obligation asset — end of period	$324,102	$306,143

5.  Accrued Expenses

Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Tax indemnification accrual	$3,861,340	$3,861,340
Other accrued expenses	384,544	116,029
	$4,245,884	$3,977,369

6.  Long-Term Debt Obligations

            Long-term debt obligations at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
Note Description	2011	2010
Debt – Note (Obester Property) – Paid in full in 2011	$—	$650,000
Debt – Note (Petrini Property) – Paid in full in 2011	—	90,000
Debt – Note (Donovan Property)	696,862	712,411
Debt – Note (Gold Hill Hotel)	338,673	—
Subtotal	1,035,535	1,452,411
Less current portion	(50,791)	(771,530)
Long-term portion of long-term debt obligations	$984,744	$680,881

7. Acquisition of Gold Hill Hotel

On May 1, 2011, we acquired 100% of the equity interests of the historic Gold Hill Hotel and five related cottages near the hotel property for $840,000 consisting of a $500,000 cash payment and the issuance of a $340,000 seller’s note.  The Gold Hill Hotel is a historic site and is recognized as one of Nevada’s oldest hotels established in 1859 during Nevada’s gold rush. The hotel was to participate in the on-going economic development of Gold Hill and Virginia City. The seller’s note assumed in the acquisition bears interest of four and one half percent (4.5%) per annum and has a term of 15 years. Interest and principal payments shall be made in monthly installments of $2,601 with the final payment due on or before April 30, 2026. We are in the process of finalizing our valuation of certain tangible and intangible assets and residual goodwill acquired in the transaction. We intend to complete the purchase price allocation associated with the Gold Hill Hotel acquisition, no later than one year from the date of acquisition. The purchase price allocation may change as more defined analyses are completed and additional information about fair value of assets and liabilities becomes available. The purchase price was preliminarily allocated as follows:

Assets acquired:
Land	$170,000
Building and improvements	530,000
Furniture and fixtures	140,000
Goodwill	76,081
Total assets acquired	916,081
Liability assumed- deferred tax liability	(76,081)
Net assets acquired	$840,000

After consideration of the tax allocation and the projected consolidated results and available taxable differences from the acquisition of the hotel, the Company determined it was able to release approximately $76,000 of its valuation allowance which was recorded as an income tax benefit for the three and six months ended June 30, 2011.

We have included the Gold Hill Hotel’s results of operations in both our hospitality segment and our consolidated results of operations from the date of acquisition.  Pro forma disclosures of Gold Hill Hotel’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our condensed consolidated statements of operations.

8. Stockholders’ Equity

The Company has three different series of preferred stock outstanding as described below.

Series A-1 Convertible Preferred Stock

Each share of the Series A-1 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.651 per share.  Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-1 is entitled to five times the number of votes per share of common stock into which it can be converted. On August 8, 2011, the Company entered into a Consent (the “Consent”) with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waiving certain rights related thereto.

Series A-2 Convertible Preferred Stock

Each share of the Series A-2 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.651 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-2 convertible preferred stock automatically converts into shares of common stock when the average common stock price exceeds $4.50 per share (for at least 20 trading days during any consecutive 30-trading day period), as adjusted for stock splits and similar transactions. In the event that the Series A-2 convertible preferred stock is automatically converted prior to the third anniversary of the issuance of the Series A-2 convertible preferred stock, the holders of the Series A-1 convertible preferred stock and the Series A-2 convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series A-1 convertible preferred stock and the Series A-2 convertible preferred stock. Each share entitles the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis).

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

            The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company, in the event of the liquidation or change of control of the Company and, are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection.  At June 30, 2011, there were approximately $2.4 million in arrears of cumulative dividends ($0.11 impact on loss per share for the six month period ended June 30, 2011).

As long as 25% or more of the Series A-1, Series A-2, and Series B convertible preferred stock originally issued is outstanding, the Company will not be permitted, in each case without the consent of the majority of the holders of the Series A-1, Series A-2, and Series B convertible preferred stock, to execute certain strategic and business decisions, as provided in the related preferred stock documents. The Company is currently restricted from declaring or paying common stock dividends in cash under the terms of its convertible preferred stock.

During the six month period ended June 30, 2011, the Company declared and issued approximately 388,000 shares of common stock in payment of dividends with a fair value of approximately $1,360,000 ($259 at par value) on the convertible preferred stock. Additionally in the six-month period, 151 shares of Series A-2 convertible preferred stock and 3,299 shares of Series B convertible preferred stock were converted into 231,444 and 1,999,387 shares of common stock, respectively.

During the quarter ended June 30, 2011, the outside directors of the Company were granted 300,000 shares of the Company’s common stock valued at $980,000. The shares were immediately vested and the related stock-based compensation has been recorded as a $980,000 general and administrative expense in the accompanying condensed consolidated statement of operations for the three and six month periods ended June 30, 2011.

On July 1, 2011, the Company’s S-3 Registration Statement filed in June 2011 was declared effective by the Securities and Exchange Commission.  The Registration Statement covers the offer and resale by certain stockholders of the Company of up to 6,325,691 shares of our common stock that are either presently outstanding or that are issuable upon the conversion of currently outstanding Series B Convertible Preferred Stock.  The registration also allows the Company to issue common stock in payment of dividends on our presently issued and outstanding convertible preferred stock or for other offers or sale by us up to $25,000,000.  The Company may offer and sell to the public any of such shares that are not issued in payment of such dividends.  Such shares may be offered and sold from time to time, in one or more offerings, in amounts, at prices and on terms to be determined at the time of sale and set forth in an accompanying prospectus supplement and other offering materials.

9.   Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities at June 30, 2011, which are measured at fair value on a recurring basis:

		Fair Value Measurements atJune 30, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$5,151,297	$—	$5,151,297	$—
Liabilities:
Derivative liability - contingent dividend	3,656,684	—	—	3,656,684
Total Assets and Liabilities	8,807,981	$—	$5,151,297	$3,656,684

The following table presents our assets and liabilities at December 31, 2010, which are measured at fair value on a recurring basis:

		Fair Value Measurements atDecember 31, 2010
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$4,410,237	$—	$4,410,237	$—
Liabilities:
Derivative liability - contingent dividend	4,873,192	—	—	4,873,192
Total Assets and Liabilities	$9,283,429	$—	$4,410,237	$4,873,192

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

Derivatives — The Company’s derivative instruments are valued using models with various unobservable market inputs and classified as level 3 in the valuation hierarchy. These unobservable market inputs include derived volatility, stock price, expected life, and probability of conversion.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt obligations approximates carrying value at June 30, 2011.

The following table indicates the changes in the level 3 financial instruments for the three months ended June 30, 2011 and 2010:

	Contingent
	Dividend	Convertible
	Payment on	Debenture
	Convertible	Beneficial
	Preferred	Conversion
	Stock	Feature	Warrants
Balance at March 31, 2011	$4,143,175	$—	$—
Change in fair value	(486,491)	—	—
Balance at June 30, 2011	$3,656,684	$—	$—

Balance at March 31, 2010	$—	$3,703,672	$2,173,692
Issuance of convertible debentures and warrants	—	758,405	319,420
Change in fair value	—	268,013	372,008
Balance at June 30, 2010	$—	$4,730,090	$2,865,120

The following table indicates the changes in the level 3 financial instruments for the six months ended June 30, 2011 and 2010:

	Contingent
	Dividend	Convertible
	Payment on	Debenture
	Convertible	Beneficial
	Preferred	Conversion
	Stock	Feature	Warrants
Balance at January 1, 2011	$4,873,192	$—	$—
Change in fair value	(1,216,508)	—	—
Balance at June 30, 2011	$3,656,684	$—	$—

Balance at January 1, 2010	$—	$2,744,059	$1,756,130
Issuance of convertible debentures and warrants	—	1,132,177	444,367
Change in fair value	—	853,854	664,623
Balance at June 30, 2010	$—	$4,730,090	$2,865,120

10.  Segment Reporting

Our management organizes the company into two operating segments, mining and hospitality. Our mining sector consist of exploration and developmental drilling, mine planning, permitting, mineral claims, plus all other costs associated with bringing the mine into production, Our hospitality segment consist of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel.  We evaluate the performance of our operating segments based on operating income (loss).  Financial information relating to our reportable operating segments and reconciliation to the condensed consolidated totals is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Mining	$—	$—	$—	$—
Hospitality	120,175	—	120,175	—
Total revenue	120,175	—	120,175	—

Operating Loss
Mining	(5,290,820)	(2,140,215)	(8,428,113)	(3,244,505)
Hospitality	(23,239)	—	(23,239)	—
Total loss from operations	$(5,314,059)	$(2,140,215)	$(8,451,352)	$(3,244,505)

As of June 30, 2011, consolidated total assets included approximately $900,000 in hospitality segment assets relating to the Gold Hill Hotel acquisition.

11.  Net Loss Per Common Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities to issue common stock were exercised or converted into common stock. The following table is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(4,748,426)	$(3,923,499)	$(7,129,088)	$(6,552,806)
Preferred stock dividends	(1,196,871)	—	(2,429,779)	—
Loss available to common shareholders	$(5,945,297)	$(3,923,499)	$(9,558,867)	$(6,552,806)

Denominator:
Basic weighted average shares outstanding	23,096,866	18,941,288	22,431,828	18,775,115
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	23,096,866	18,941,288	22,431,828	18,775,115

Net loss per common share:
Basic	(0.26)	(0.21)	(0.43)	(0.35)
Diluted	(0.26)	(0.21)	(0.43)	(0.35)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	June 30,
	2011	2010
Convertible debt	—	21,204,534
Stock options	450,000	900,000
Convertible preferred stock	65,758,833	—
Warrants	2,333,500	3,761,575
	68,542,333	25,866,109

12. Commitments and Contingencies

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

The Company has engaged outside third parties to construct a new crushing facility and to refurbish and upgrade its processing plant and refinery. The costs are expected to approximate $3.5 million which will be paid and capitalized as the assets are constructed. As of June 30, 2011, approximately $778,000 has been paid and capitalized as construction in progress within mineral rights and properties, plant and equipment in the condensed consolidated balance sheets.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, financial condition, results of operations, or cash flows.

13. Subsequent Events

From July 1, 2011 through August 9, 2011, the Company converted 926 shares of convertible preferred stock into 561,362 common shares. Common shares and convertible preferred shares outstanding at August 9, 2011, totaled 25,426,460 and 61,529, respectively.

On July 1, 2011, the Company declared and issued 786,114 of its common shares valued at $2,429,779 as a semi-annual dividend to the preferred shareholders.

14. Stock-Based Compensation

On June 23, 2011, shareholders of the Company voted to approve the Comstock Mining Inc. 2011 Equity Incentive Plan (the “Plan”).  The Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006.  The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan is 6,000,000 shares of common stock. Awards may be made under the Plan in the form of options (incentive stock options or nonqualified stock options), stock grants (whether or not subject to restrictions and other stock based awards (which would include stock appreciation rights, stock units and dividend equivalents, among others), or any combination of the foregoing.  As of June 30, 2011, no awards have been granted under the Plan and the Company has not recorded any expenses relating to the Plan. All executive officers, employees and directors are eligible to participate in the Plan subject to specific performance criteria to be established by the Compensation Committee of the Board of Directors of the Company.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the six months ended June 30, 2011, as well as our future results.

Overview

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock District. The Company began acquiring properties and developing projects in the Comstock District in 2003.  Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought the exploration project into test mining production. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006 at our existing heap leach processing facilities.  Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning.

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

Exploration and Mine Development

Our strategic plan calls for additional infill drilling and metallurgical testing prior to the resumption of mining.  The information from these drill programs is being used in the development of a detailed mine design for reopening the mine, fine-tuning our mineral processing procedures to maximize gold and silver recovery and updating our global mineralized material estimates.

The most-recent drill program began October 25, 2010, and continued through July 15, 2011.  During the second quarter of 2011: (i) infill drilling for mine planning was completed on the Hartford, Lucerne and Justice claims in the Lucerne Resource Area; (ii) the second phase of development drilling was completed in the Dayton Resource Area; and (iii) the first phase of development drilling was completed on the East-Side target in the Lucerne Resource Area.  A total of 133 reverse circulation holes were completed using three drill rigs during the quarter totaling 48,375 feet.  A total of 340 reverse circulation holes were completed since the drill program’s inception totaling 118,361 feet.  Highlights of the results of this drilling are available on the Company website www.comstockmining.com.

A total of six core holes totaling 1,114 feet were drilled in the second quarter of 2011.  A total of 15 core holes totaling 3,584 feet were drilled since the drill program’s inception.  Two of the core holes were in the Dayton Resource Area, two were in the East-Side target, and eleven were in the Lucerne Resource Area starter pit.  The core holes were drilled to meet three goals: (i) to twin and confirm the results of specific RC holes, (ii) to provide core for metallurgical testing, and (iii) to provide geotechnical information for finalizing the pit slope design.

Metallurgical testing is being conducted for the Company by McClelland Laboratories of Sparks, Nevada.  A series of 20 column leach tests began December 9, 2010, and proceeded with daily readings of the recovered gold and silver.  The column tests simulate the heap leaching process and provide information on recovery versus time which is needed to finalize the design of our updated heap leach facility.  These tests are complete with final results expected in the third quarter.

The Company plans on publishing the cumulative results of exploration, metallurgical and mine development activities through its third National Instrument 43-101 technical report (the “NI Report”) delivered to the Company by Behre Dolbear & Company (USA) Ltd., during the third quarter of 2011.

Production

During the second quarter, the Company hired a number of experienced mining professionals.  These key additions to our staff brought demonstrated skills and experience, including safety, operations management, mine engineering and metallurgical experience, which will be invaluable as we prepare for mining production in 2011. On April 18, 2011, the Company announced that Mike Norred had joined the Company as Vice President of Strategic Resource Planning, Cliff Nelson joined the Company as Vice President of Operations, and Dr. Edouard Zoutomou joined the Company as Metallurgical Process Manager.  Each of these professionals brings over 30 years of experience.  On June 20, 2011, Randy Harris joined the Company as Directory of Safety.  Randy is our twelfth new hire this year bringing us to a current total of 30 mining professionals. An additional 21 hospitality professionals and related staff are employed at our Gold Hill Hotel.

On May 11, 2011, the Company engaged the Goodfellow Corporation of Boulder City, Nevada to provide a new, two-stage crushing facility, complementing our existing heap leach processing facility in American Flat.  The plant will include a primary jaw crusher and a secondary cone crusher, and will be installed by Goodfellow after the Company receives the necessary upgrades.  The new crushing plant will provide the capacity for the Company’s initial permitted production rate of 720,000 tons per year, with substantial additional capacity for increased production in the future.  The total cost for the crushing plant is approximately $2.1 million, paid in monthly installments with the final 15% payment due after the crusher is installed and operational.

On July 7, 2011, the Company signed an agreement with Scotia International of Nevada, Inc. to refurbish and upgrade our Merrill-Crowe processing plant and refinery.  The upgraded plant will provide the capacity to meet our permitted initial production rate of 720,000 tons per year, with growth capacity for increased production rates in the future.  Under the terms of the agreement, Scotia will transport existing components of the processing plant to their facility in Salt Lake City, where they will refurbish or upgrade each component, reassemble the plant, and test its operation.  Once all required permits have been received by the Company, the complete plant will be reassembled by Scotia at our American Flat facility.  The  $1.4 million cost will be paid in installments, with the final 15% to be paid 30 days after the plant is operational at our site.

On July 13, 2011, the Company received a certificate of occupancy for a new, 34’x60’ office building, installed next to our existing office building in American Flat.  The new building adds much-needed space for our growing professional mining staff.

On July 27, 2011, the Company received its Mercury Operating Permit #AP1041-2690, issued under a new air quality program that is administrated by the Nevada Division of Environmental Protection (NDEP) – Bureau of Air Quality that requires all gold mining companies that use thermal processes for gold recovery to monitor and manage, through engineering controls, any mercury fumes or liquid metal that is derived from the precious metal ore as a by-product.  This air permit ensures employee and public safety during the final stages of precious metals recovery.  The Comstock ore has very little naturally occurring mercury content relative to many other gold mining operations in Nevada.  Issuance of this new permit allows for the construction of a Melt Furnace and a Mercury Retort.   This permit is a critical prerequisite for recommencing production. For clarity, the Company does not use mercury at any time in the processing of gold and silver. All the equipment will be located at our American Flats processing location. The permit is now effective but was appealed on August 5, 2011.  We do not expect the appeal to have any material impact on the issued permit.

The Company has also applied for an Air Quality Permit, primarily associated with our new crushing facilities.  This permit, to be issued by the Nevada Division of Environmental Protection (NDEP), is required before mining and processing can recommence and will require a public notice period identical to our recently issued Mercury Operating to Construct Permit, making issuance most likely in October.  However, certain preparatory activities can begin almost immediately with an operating permit for surface area disturbance (SAD).  These activities include land clearing, excavation and leveling. The Company has submitted permit request and anticipates receiving the SAD permission in early September.

The Company’s near term production plans include expanding the existing heap leach to a capacity of approximately 4 million tons of capacity.  We have accrued a long-term liability of approximately $1.4 million as of June 30, 2011, for our obligation to reclaim our mine facility based on our 2008 reclamation plan approved by the Nevada State Environmental Commission and Division of Environmental Protection.  We are currently updating this three-year plan and anticipate the approval of our 2011 reclamation plan in the third quarter, including the associated increase in the reclamation bond requirement for the updated plan, including these expansions to be estimated at approximately $4-5 million.

Corporate

We will continue to increase our footprint in the Comstock District through strategic acquisitions.  We consider the historic Comstock district central to our growth strategy. We work collaboratively with federal, state, and local regulatory agencies and zoning boards to ensure that we obtain all remaining permits needed to resume mining.

On April 12, 2011, the Company announced that it had acquired the historic Gold Hill Hotel for $840,000 consisting of a $500,000 cash payment and a $340,000 seller’s note.  The Gold Hill Hotel is a historic site and is recognized as one of  Nevada’s oldest hotels established in 1861 during Nevada’s gold rush. The hotel boasts 17 rooms spread across five structures that include the original hotel and addition; and three original (lodge/bungalow) structures constructed circa 1860, with the most recent addition being constructed in 1988.  The property consists of approximately 14,384 square feet of improvements situated on 2.63 acres of land located in Gold Hill, Storey County, Nevada.

On June 10, 2011, the Company’s common stock began trading on the NYSE Amex exchange, under the symbol LODE.  The Company received its initial clearance letter on May 26, 2011, completed certain administrative tasks, including interviewing and selecting J. Streicher & Co., LLC as its Designated Market Maker, and received final acceptance for listing on June 8.

 Subsequent Events

From July 1, 2011 through August 9, 2011, the Company converted 926 shares of convertible preferred stock into 561,362 common shares. Common shares and convertible preferred shares outstanding at August 9, 2011, totaled 25,426,460 and 61,529, respectively.

On July 1, 2011, the Company declared and issued 786,114 of its common shares valued at $2,429,779 as a semi-annual dividend to the preferred shareholders.

Comparative Financial Information

Below we set forth a summary of comparative financial information the three and six months ended June 30, 2011 and 2010.

Comparative Financial Information

Three Months Ended June 30, 2011 and June 30, 2010:

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,
	2011	2010	Difference
Revenue	$(120,175)	$—	$(120,175)
Hotel operating costs	99,995	-	99,995
Depreciation and amortization	42,324	38,820	3,504
Reclamation, exploration and test mining expense	3,039,582	1,269,929	1,769,653
General and administration	1,604,258	596,923	1,007,335
Consulting and professional service fees	648,075	234,543	413,532
Loss from operations	5,434,234	2,140,215	3,173,844

Derivative change in fair value	(486,491)	640,021	(1,126,512)
Interest income	(14,846)	—	(14,846)
Interest expense	11,785	1,060,930	(1,049,145)
Other, net	—	82,333	(82,333)
Income tax benefit	(76,081)	—	(76,081)
Net loss	$4,748,426	$3,923,499	$824,927

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages.  The hotel had revenues from the cottages, hotel rooms, restaurant and bar totaling $120,175 during the quarter ended June 30, 2011.   We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended June 30, 2011 and June 30, 2010.

Hotel operating costs were $99,995 for the quarter ended June 30, 2011.  There were no hotel operating expenses for the same period in 2010. The $99,995 represents cost incurred for providing room, restaurant and bar services at the hotel during the quarter ended June 30, 2011.

Reclamation, exploration and test mining expenses increased by $1,769,653 in the second quarter of 2011 when compared to the same quarter in 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling and related metallurgical, assay and mine development activity in and for our Lucerne and Dayton Resource Areas in the second quarter 2011, including higher labor costs related to the expansion of the geological staff.

General and administrative expenses increased by $1,007,335 in the second quarter of 2011 as compared to the second quarter of 2010.  This increase resulted from stock grants issued to our outside directors valued at $980,000, higher travel expenses related to  trade shows, and the addition of the hotel.

Consulting and professional fees increased by $413,532 in the second quarter of 2011 as compared to the second quarter of 2010.  This increase resulted from costs associated with our June 2011 annual shareholder meeting and additional professional service fees for accounting, valuation and legal.

Derivative changes in fair values decreased by $1,126,512 in the second quarter of 2011, as compared to the second quarter in 2010.  This decrease includes $640,021 resulting from eliminating the embedded beneficial conversion feature and warrant derivative liabilities in the fourth quarter of 2010, when we exchanged all our convertible debt for equity and also includes a decrease of $486,491in the contingent dividend payment derivative resulting primarily from a decrease in the underlying convertible preferred stock outstanding during the three months ended June 30, 2011 and the passage of time since the issuance of the convertible preferred stock in October 2010. There was no contingent dividend payment derivative liability outstanding during the three month period ended June 30, 2010.

Interest income totaled $14,846 for the second quarter of 2011 as compared to $0 for the second quarter of 2010.  Second quarter 2011 interest income originates from the cash and cash equivalents and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock in the fourth quarter of 2010.

Interest expense decreased $1,049,145 in the second quarter of 2011 as compared to the second quarter of 2010. This decrease resulted from the extinguishment of our senior secured convertible indentures, promissory notes and associated interest obligations totaling $29.4 million during the fourth quarter of 2010.

Other, net decreased as a result of certain non-operating expenses not recurring in the second quarter of 2011 as compared to 2010.

The Company recorded a deferred tax benefit of $76,081 for the quarter ended June 30, 2011. After consideration of the tax allocation and the projected consolidated results and available taxable differences from the acquisition of Gold Hill Hotel the Company determined it would be able to realize approximately $76,000 of tax benefits from its deferred tax assets. The Company did not recognize any other net tax benefits from its losses because full valuation allowances are provided on the Company’s net deferred tax assets.

Six Months Ended June 30, 2011 and June 30, 2010:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010	Difference
Revenue	$(120,175)	$—	$(120,175)
Hotel operating costs	99,995	—	99,995
Depreciation and amortization	67,282	147,056	(79,774)
Reclamation, exploration and test mining expense	5,235,489	1,761,253	3,474,236
General and administration	2,294,524	952,347	1,342,177
Consulting and professional service fees	874,237	383,849	490,388
Loss from operations	8,451,352	3,244,505	5,206,847
Gain on sale of mineral rights	—	(300,000)	(300,000)
Derivative change in fair value	(1,216,508)	1,518,477	(2,734,985)
Interest income	(54,050)	—	(54,050)
Interest expense	24,375	1,920,577	(1,896,202)
Other, net	—	169,247	(169,247)
Income tax benefit	(76,081)	—	(76,081)
Net loss	$7,129,088	$6,552,806	$576,282

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages.  The hotel had revenues from the cottages, rooms, restaurant and bar totaling $120,175.   We did not produce or sell any gold or silver at our Comstock project in Nevada during the six months ended June 30, 2011 and June 30, 2010.

Hotel operating costs were $99,995 for the six month period ended June 30, 2011. There were no hotel operating expenses for the same period in 2010.  The $99,995 represents cost incurred for providing room, restaurant and bar services at the hotel during the quarter ended June 30, 2011.

Reclamation, exploration and test mining expenses increased by $3,474,236 in the first six months of 2011 when compared to the same six month period in 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling and related metallurgical, assay and mine development activity in and for our Lucerne and Dayton Resource Areas in the second quarter 2011, including higher labor costs related to the expansion of the geological staff.

General and administrative expenses increased by $1,342,177 in the first six months of 2011 as compared to the first six months of 2010.  This increase resulted from stock grants issued to our outside directors valued at $980,000, labor from increased professional staff and higher travel costs  and the addition of the hotel.

Consulting and professional fees increased by $490,388 in the first half of 2011 as compared to the first half of 2010.  This increase resulted from costs associated with our June 2011 annual shareholder meeting and additional professional service fees for accounting, valuation and legal services.

Derivative changes in fair values decreased by $2,734,985 in the first six months of 2011, as compared to the same period in 2010.  This decrease includes $1,518,477 resulting from eliminating the embedded beneficial conversion feature and warrant derivative liabilities in the fourth quarter of 2010, when we exchanged all our convertible debt for equity and also includes a decrease of $1,216,508 in the contingent dividend payment resulting primarily from a decrease in the underlying convertible preferred stock outstanding during the six months ended June 30, 2011 and the passage of time since the issuance of the convertible preferred stock in October 2010. There was no contingent dividend payment derivative liability outstanding during the six month period ended June 30, 2010.

Interest income totaled $54,050 during the first half of 2011 as compared to $0 for the same period of 2010.  2011 interest income originates from the cash and cash equivalents and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock in the fourth quarter of 2010.

Interest expense decreased $1,896,202 in the first six months of 2011 as compared to the first six months of 2010. This decrease resulted from the extinguishment of our senior secured convertible indentures, promissory notes and associated interest obligations totaling $29.4 million during the fourth quarter of 2010.

Other, net decreased as a result of certain non-operating expenses not recurring in the first quarter of 2011 as compared to 2010.

The Company recorded a deferred tax benefit of $76,081 for the quarter ended June 30, 2011. After consideration of the tax allocation and the projected consolidated results and available taxable differences from the acquisition of Gold Hill Hotel, the Company determined it would be able to realize approximately $76,000 of tax benefits from its deferred tax assets. The Company did not recognize any other net tax benefits from its losses because full valuation allowances are provided on the Company’s net deferred tax assets.

Liquidity and Capital Resources

On October 20, 2010, the Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of a newly created Series B Preferred Stock to fund the Company’s business plan to accelerate mine development and production and enhance exploration and exchanging all of our $29.4 in senior secured convertible debentures, promissory notes and related interest obligations for shares of a newly created Series A Preferred Stock. This transaction also cured all defaults under the terms of the notes converted.  This funding meets our capital and working capital needs for production start up in 2011, exploration drilling under our three-year strategic plan and certain additional land purchases. Cash, cash equivalents and available-for-sale securities on hand at December 31, 2010, totaled $29.8 million. Cash, cash equivalents and available-for-sale securities on hand at June 30, 2011, totaled approximately $21.5 million. However, we did not generate operating cash flows and we have yet to realize an operating profit. Although the Company is still an exploration stage mine, it believes that its current positive working capital and cash investment positions are sufficient to fund the operations for the next 12 months. Management also believes it would be able to raise additional capital, if needed. Our recurring losses and negative cash flow from operations require ongoing assessment about our ability to continue as a going concern.

On October 20, 2010, the Company raised approximately $35.75 million. Through June 30, 2011, we have used approximately $11.1 million of those proceeds to advance our strategic operating plan.  Specifically, we expended $6.0 for exploration and mine development, $2.0 million for mineral and other properties, $2.0 million for general corporate matters, including $1.1 million for legacy payables.  We also spent $1.1 million towards the crushing facility and related production expenses.  We also used $3.2 million for the direct transaction fees and related costs.  Cash, cash equivalents and investments on hand at June 30, 2011, totaled approximately $21.5 million.

For the six-month period ended June 30, 2011, we used cash from operating activities of approximately $5.9 million compared to $3.7 million for the same period in 2010. Operating cash flow decreased approximately $2.2 million due to an increased net loss primarily as a result of increased 2011 drilling activities. We used cash in investing activities to purchase approximately $2.2 million of certificates of deposit and approximately $1.2 million to acquire additional mineral rights and properties, plant and equipment and $0.5 million to acquire the Gold Hill Hotel and related properties.  We expended approximately $0.8 million in financing activities to primarily pay off early certain mortgage obligations.

During the remainder of 2011, the Company anticipates spending $5-6 million for the purchase or lease of capital items, including acquiring and installing the crushing facility, the expansion of the existing heap leach and Merrill Crowe processing facility and labs, and the purchase or lease of rolling stock for production.  The Company also has near term production plans from an expanded starter mine plan for production that includes expanding the existing heap leach to a capacity of approximately 4 million.  We are currently bonded for approximately $1.4 million for our obligation to reclaim our mine facility based on our prior reclamation plan.  We are currently updating the reclamation plan and anticipate increasing the bond for these expansions by approximately $4-5 million in the latter half of 2011.

On July 1, 2011, the Company’s S-3 Registration Statement filed in June 2011 was declared effective by the Securities and Exchange Commission.  The Registration Statement covers the offer and resale by certain stockholders of the Company of up to 6,325,691 shares of our common stock that are either presently outstanding or that are issuable upon the conversion of currently outstanding Series B Convertible Preferred Stock.  The registration also allows the Company to issue common stock in payment of dividends on our presently issued and outstanding convertible preferred stock or for other offers or sale by us up to $25,000,000.  The Company may offer and sell to the public any of such shares that are not issued in payment of such dividends.  Such shares may be offered and sold from time to time, in one or more offerings, in amounts, at prices and on terms to be determined at the time of sale and set forth in an accompanying prospectus supplement and other offering materials.

On August 8, 2011, the Company entered into a Consent (the “Consent”) with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waiving certain rights related thereto.

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

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over certain procedures as of June 30, 2011 were not effective.

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

Remediation Actions Relating to Material Weaknesses

Beginning in 2011, we initiated a quarterly process to review complex accounting matters with the Chief Executive Officer and the Chief Accounting Officer.  We also engaged a third-party valuation specialist to calculate the fair value of all embedded derivatives and will engage other specialists as needed to address complex accounting matters.  In addition, we have engaged a third-party consultant to review our financial reporting controls and procedures to ensure timely and accurate reporting.   In July 2011, we hired an accountant to assist with the various monthly financial functions.   In addition, we are actively recruiting for a controller which we hope to have in place prior to year end.

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

Except as described above, there have been no changes during the quarter ended June 30, 2011 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Investing in our common stock is very speculative and involves a high degree of risk. You should carefully consider all of the information in this report and our 2010 Annual Report on Form 10-K before making an investment decision. The risks referenced in these reports relating to our business, assets and operations are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also arise. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock. You should not purchase our shares unless you can afford to lose your entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2011(Unaudited)

Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Operations for the six-month periods ended June 30, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010 (Unaudited)

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

COMSTOCK MINING, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: August 12, 2011	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002