Form 10-Q
period 2011-09-30
Comstock Mining Inc.
filed 2011-11-14
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at November 14, 2011 was 28,202,752.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$12,957,566	$25,383,309
Available-for-sale securities	2,950,348	4,410,237
Prepaid expenses and other current assets	606,270	2,042,276
Total current assets	16,514,184	31,835,822

MINERAL RIGHTS AND PROPERTIES, PLANT AND EQUIPMENT, Net	8,972,307	4,224,597
RECLAMATION BOND DEPOSIT	721,748	721,748
RETIREMENT OBLIGATION ASSET	307,896	339,357
OTHER ASSETS	54,225	-

TOTAL ASSETS	$26,570,360	$37,121,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,607,645	$819,817
Accrued expenses	3,938,337	3,977,369
Long-term debt obligations – current portion	53,567	771,530
Total current liabilities	5,599,549	5,568,716

LONG-TERM LIABILITIES:
Long-term debt obligations	1,013,773	680,881
Derivative liability - contingent dividend payment	1,995,100	4,873,192
Long-term reclamation liability	1,403,185	1,332,730
Total long-term liabilities	4,412,058	6,886,803

Total liabilities	10,011,607	12,455,519

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized,
28,002,349 and 21,154,663 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	18,650	14,089
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value,
1,500,000 shares authorized, 21,775 shares issued and outstanding
at September 30, 2011 and December 31, 2010	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value,
250,000 shares authorized, 6,672 and 8,382 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	4	5
7.5% Series B convertible preferred stock, $.000666 par value,
600,000 shares authorized, 31,224 and 35,749 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	21	24
Additional paid-in capital	140,898,376	139,906,683
Accumulated deficit	(124,358,313)	(115,254,811)
Total stockholders’ equity	16,558,753	24,666,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,570,360	$37,121,524

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
REVENUE - HOTEL	$179,071	$—

COST AND EXPENSES
Hotel operating costs	219,159	—
Depreciation and amortization	54,837	31,828
Reclamation, exploration and test mining expenses	2,256,590	570,616
General and administrative	1,007,832	583,156
Consultants and professional fees	273,461	471,824
Total cost and expenses	3,811,879	1,657,424

LOSS FROM OPERATIONS	(3,632,808)	(1,657,424)

OTHER INCOME (EXPENSE)
Change in fair value of debt beneficial conversion feature	—	(15,939,913)
Change in fair value of warrants	—	(1,391,826)
Change in fair value of contingent dividend payment	1,661,584	—
Interest expense	(14,494)	(1,093,831)
Interest income	11,304	—
Total other income (expense), net	1,658,394	(18,425,570)

NET LOSS	(1,974,414)	(20,082,994)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,156,150)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,130,564)	$(20,082,994)

Net loss per common share – basic	$(0.12)	$(1.05)

Net loss per common share – diluted	$(0.12)	$(1.05)

Weighted average common shares outstanding — basic	25,306,243	19,169,218

Weighted average common shares outstanding — diluted	25,306,243	19,169,218

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
REVENUE - HOTEL	$299,246	$—

COST AND EXPENSES
Hotel operating costs	319,154	—
Depreciation and amortization	122,119	178,884
Reclamation, exploration and test mining expenses	7,492,079	2,331,869
General and administrative	3,302,356	1,535,503
Consultants and professional fees	1,147,698	855,673
Total cost and expenses	12,383,406	4,901,929

LOSS FROM OPERATIONS	(12,084,160)	(4,901,929)

OTHER INCOME (EXPENSE)
Change in fair value of debt beneficial conversion feature	—	(16,793,767)
Change in fair value of warrants	—	(2,056,449)
Change in fair value of contingent dividend payment	2,878,092	—
Interest expense	(38,869)	(3,014,408)
Interest income	65,354	—
Gain on sale of mineral rights	—	300,000
Other, net	—	(169,247)
Total other income (expense), net	2,904,577	(21,733,871)

LOSS BEFORE INCOME TAXES	(9,179,583)	(26,635,800)

INCOME TAX BENEFIT	76,081	—

NET LOSS	(9,103,502)	(26,635,800)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(3,585,929)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(12,689,431)	$(26,635,800)

Net loss per common share – basic	$(0.54)	$(1.41)

Net loss per common share – diluted	$(0.54)	$(1.41)

Weighted average common shares outstanding — basic	23,400,424	18,907,926

Weighted average common shares outstanding — diluted	23,400,424	18,907,926

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(9,103,502)	$(26,635,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,119	178,884
Gain on sale of mineral rights	—	(300,000)
Stock, warrants, and stock-based compensation and services	2,592,091	117,183
Accretion of reclamation liability	70,455	419,280
Deferred income taxes	(76,081)	—
Interest paid through the issuance of common stock	—	446,913
Payments through the issuance of common stock	—	34,000
Amortization of debt issuance costs	—	169,247
Net change in derivative fair values	(2,878,092)	18,850,216
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(133,248)	(91,764)
Accounts payable	35,596	27,059
Accrued expenses	(43,763)	2,255,307
NET CASH USED IN OPERATING ACTIVITIES	(9,414,425)	(4,529,475)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	3,664,889	—
Purchase of available-for-sale securities	(2,205,000)	—
Purchase of mineral rights and properties, plant and equipment	(3,202,077)	(329,107)
Acquisition of Gold Hill Hotel	(500,000)	—
Proceeds from sale of mineral rights and properties, plant
and equipment	—	520,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,242,188)	190,893

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations and convertible debentures	(769,130)	(504,998)
Proceeds from the issuance of convertible debentures	—	4,700,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(769,130)	4,195,002

DECREASE IN CASH AND CASH EQUIVALENTS	(12,425,743)	(143,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,383,309	246,214
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,957,566	$102,634

SUPPLEMENTAL CASH FLOW INFORMATION:
INCOME TAXES PAID	$—	$—
INTEREST PAID	$23,747	$55,475

(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A-2 and Series B convertible preferred	$3,575	$—
stock to common stock (par value)
Dividends paid in common stock (par value)	783	—
Issuance of common stock for convertible debenture principal	—	835,483
Issuance of common stock for convertible debenture interest	—	446,913
Issuance of common stock for services	996,250	—
Long-term debt obligation for Gold Hill Hotel acquisition	340,000	—
Long-term debt obligation for purchase of land and buildings	44,059	725,000
Mineral rights and properties, plant, and equipmet purchases in accounts payable	752,232	—

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

1.  Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses from operations and had no mining revenue for the nine months ended September 30, 2011. The Company had hotel revenue of $299,246 for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the Company incurred a net loss of $9,103,502 and used cash in operations of $9,414,425. As of September 30, 2011, the Company has cash and cash equivalents and available-for-sale securities of $15,907,914. The accompanying consolidated financial statements are presented on a going concern basis, and the Company’s ability to continue as a going concern is dependent upon transitioning into production and achieving profitable operations and/or raising additional funds as needed.

There were no components of comprehensive loss other than net loss for the three and nine months ended September 30, 2011 and 2010.

2.  Available-for-Sale Securities

Available-for-sale securities at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
FDIC insured certificates of deposit maturing in less than 12 months	$2,215,348	$2,940,128
FDIC insured certificates of deposit maturing in more than 12 months	735,000	1,470,109
Total	$2,950,348	$4,410,237

At September 30, 2011 and December 31, 2010, the carrying value of the available-for-sale securities approximates fair value.

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Prepaid leases	$112,219	$1,708,060
Other prepaid expenses and current assets	494,051	334,216
Total	$606,270	$2,042,276

4.  Long-Term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of $1,403,185 and $1,332,730 as of September 30, 2011 and December 31, 2010, respectively, for our obligation to reclaim our mine facility based on our 2008 reclamation plan submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the Comstock Mine Project for the nine months ended September 30, 2011 and September 30, 2010:

	2011	2010
Long-term reclamation liability — beginning of period	$1,332,730	$1,186,966
Additional obligations incurred	-	58,446
Accretion of reclamation liability	70,455	64,116
Long-term reclamation liability — end of period	$1,403,185	$1,309,528

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for the Comstock Mine Project for the nine months ended September 30, 2011 and September 30, 2010:

	2011	2010
Retirement obligation asset — beginning of period	$339,357	$340,159
Additional obligations incurred	-	58,446
Amortization of retirement obligation asset	(31,461)	(46,632)
Retirement obligation asset — end of period	$307,896	$351,973

We are currently updating the reclamation plan, and accordingly, the reclamation liability and retirement obligation asset may increase upon finalization of such plan and upon disturbances of mining properties. With this updated plan, we anticipate increasing the related reclamation bond deposit, including for these expansions, by approximately $2 million - $4 million in the next nine months. Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

5.  Accrued Expenses

Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Tax indemnification accrual	$3,861,340	$3,861,340
Other accrued expenses	76,997	116,029
Total	$3,938,337	$3,977,369

6.  Long-Term Debt Obligations

            Long-term debt obligations at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
Note Description	2011	2010
Debt – Note (Obester Property) – Paid in full in 2011	$—	$650,000
Debt – Note (Petrini Property) – Paid in full in 2011	—	90,000
Debt – Note (Donovan Property)	688,942	712,411
Debt – Note (Gold Hill Hotel)	334,666	—
Debt – Note (445 Main Property)	43,732	—
Subtotal	1,067,340	1,452,411
Less current portion	(53,567)	(771,530)
Long-term portion of long-term debt obligations	$1,013,773	$680,881

7. Acquisition of Gold Hill Hotel

On May 1, 2011, we acquired 100% of the equity interests of the historic Gold Hill Hotel and five related cottages on or near the hotel property for $840,000 consisting of a $500,000 cash payment and the issuance of a $340,000 seller’s note. The Gold Hill Hotel is a historic site and is recognized as one of Nevada’s oldest hotels established in 1859 during Nevada’s gold rush. The strategic purpose of purchasing the Hotel was to participate in the on-going economic development of Gold Hill and Virginia City. The seller’s note assumed in the acquisition bears interest of four and one half percent (4.5%) per annum and has a term of 15 years. Interest and principal payments shall be made in monthly installments of $2,601 with the final payment due on or before April 30, 2026. We are in the process of finalizing our valuation of certain tangible and intangible assets and residual goodwill acquired in the transaction. We intend to complete the purchase price allocation associated with the Gold Hill Hotel acquisition, no later than one year from the date of acquisition. The purchase price allocation may change as more defined analyses are completed and additional information about the fair value of assets and liabilities becomes available. The purchase price was preliminarily allocated as follows:

Assets acquired:
Current assets	$26,587
Land	170,000
Building and improvements	530,000
Furniture and fixtures	140,000
Other assets	54,225
Total assets acquired	920,812
Liabilities assumed:
Accrued expenses	(4,731)
Deferrred tax liability	(76,081)
Net assets acquired	$840,000

Goodwill arising from the acquisition was not significant. After consideration of the tax allocation and the projected results and available taxable differences from the acquisition of the hotel, the Company reduced its estimate of the valuation allowance associated with this deferred tax asset and recorded an income tax benefit of approximately $76,000 for the nine months ended September 30, 2011.

We have included the Gold Hill Hotel’s results of operations in both our hospitality segment and our condensed consolidated results of operations from the date of acquisition.  Our condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 reflect revenues subsequent to the acquisition date of $179,071 and $299,246, respectively, related to the Gold Hill Hotel acquisition. Pro forma disclosures of Gold Hill Hotel’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our condensed consolidated statements of operations.

8. Stockholders’ Equity

The Company has three different series of preferred stock outstanding as described below.

Series A-1 Convertible Preferred Stock

Each share of the Series A-1 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.651 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-1 is entitled to five times the number of votes per share of common stock into which it can be converted. On August 8, 2011, the Company entered into a consent (the “Consent”) with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waive certain rights thereto.

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

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company in the event of the liquidation or change of control of the Company and are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection. As of September 30, 2011, there was approximately $1.2 million of dividends in arrears (($0.05) impact on loss per share for the three month period ended September 30, 2011).

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

During the nine month period ended September 30, 2011, the Company declared and issued approximately 1,174,604 shares of common stock in payment of dividends with a fair value of approximately $3,800,000 on the convertible preferred stock. Additionally in the nine-month period ended September 30, 2011, 1,710 shares of Series A-2 convertible preferred stock and 4,525 shares of Series B convertible preferred stock were converted into 2,625,514 and 2,742,568 shares of common stock, respectively.

On July 1, 2011, the Company’s registration statement Form S-3 filed in June 2011 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Registration Statement covers the offer and resale by certain stockholders of the Company of up to 6,325,691 shares of our common stock that are either presently outstanding or that are issuable upon the conversion of currently outstanding Series B convertible preferred stock. The Registration Statement also allows the Company to issue common stock in payment of dividends on our presently issued and outstanding convertible preferred stock or for other offers or sale by us up to $25,000,000. The Company may offer and sell to the public any of such shares that are not issued in payment of such dividends. Such shares may be offered and sold from time to time, in one or more offerings, in amounts, at prices and on terms to be determined at the time of sale and set forth in an accompanying prospectus supplement and other offering materials.

In October 2010, the Company issued 862.5 shares of Series A-1 convertible preferred stock valued at approximately $2,128,000 to Northern Comstock, LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. At December 31 2010, of the total fair value of the convertible preferred stock issued, approximately $419,000 was expensed as an equity-based payment to non-employees for the amount earned in 2010, and the remaining fair value of approximately $1,708,000 was recorded as a prepaid to be amortized over the remaining period of the mineral rights lease. For the three and nine month period ended September 30, 2011, approximately $532,000 and $1,596,000, respectively, of the prepaid has been amortized and expensed as an equity-based payment to non-employees for the amount earned in 2011.

On October 10, 2011, the Company entered into the consent with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waive certain rights related thereto.

9. Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk

Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities at September 30, 2011, measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$2,950,348	$—	$2,950,348	$—
Liabilities:
Derivative liability - contingent dividend	1,995,100	—	—	1,995,100
Total Assets and Liabilities	4,945,448	$—	$2,950,348	$1,995,100

The following table presents our assets and liabilities at December 31, 2010, measured at fair value on a recurring basis:

		Fair Value Measurements atDecember 31, 2010
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$4,410,237	$—	$4,410,237	$—
Liabilities:
Derivative liability - contingent dividend	4,873,192	—	—	4,873,192
Total Assets and Liabilities	$9,283,429	$—	$4,410,237	$4,873,192

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Certificates of Deposit — To estimate the fair value of certificates of deposit, cash flows are evaluated and then discounted using the appropriate market rates for the applicable maturities. The certificates of deposit are classified within Level 2 of the valuation hierarchy as valuation inputs are primarily based on observable market-based inputs.

Derivatives —The Company’s derivative instrument is valued using models with various unobservable market inputs and classified as Level 3 in the valuation hierarchy. These unobservable market inputs include derived volatility, stock price, expected life, and probability of conversion.

The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt obligations approximates carrying value at September 30, 2011.

The following table indicates the changes in the level 3 financial instruments for the three months ended September 30, 2011 and 2010:

	Contingent
	Dividend	Convertible
	Payment on	Debenture
	Convertible	Beneficial
	Preferred	Conversion
	Stock	Feature	Warrants
Balance at June 30, 2011	$3,656,684	$-	$-
Change in fair value	(1,661,584)	-	-
Balance at September 30, 2011	$1,995,100	$-	$-

Balance at June 30, 2010	$-	$4,730,090	$2,865,120
Issuance of convertible debentures and warrants	-	1	-
Change in fair value	-	15,939,912	1,391,826
Balance at September 30, 2010	$-	$20,670,003	$4,256,946

The following table indicates the changes in the level 3 financial instruments for the nine months ended September 30, 2011 and 2010:

	Contingent
	Dividend	Convertible
	Payment on	Debenture
	Convertible	Beneficial
	Preferred	Conversion
	Stock	Feature	Warrants
Balance at January 1, 2011	$4,873,192	$-	$-
Change in fair value	(2,878,092)	-	-
Balance at September 30, 2011	$1,995,100	$-	$-

Balance at January 1, 2010	$-	$2,744,059	$1,756,130
Issuance of convertible debentures and warrants	-	1,132,178	444,367
Change in fair value	-	16,793,766	2,056,449
Balance at September 30, 2010	$-	$20,670,003	$4,256,946

10. Segment Reporting

Our management organizes the Company into two operating segments, mining and hospitality. Our mining segment consists of exploration and developmental drilling, mine planning, permitting, mineral claims, plus all other activities and expenditures associated with bringing the mine into production. Our hospitality segment consist of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel Inc.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant.  Financial information relating to our reportable operating segments and reconciliation to the condensed consolidated totals is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Mining	$-	$-	$-	$-
Hospitality	179,071	-	299,246	-
Total revenues	179,071	-	299,246	-

Operating Loss
Mining	(3,592,720)	(1,657,424)	(12,064,252)	(4,901,929)
Hospitality	(40,088)	-	(19,908)	-
Total loss from operations	$(3,632,808)	$(1,657,424)	$(12,084,160)	$(4,901,929)

As of September 30, 2011, consolidated total assets included approximately $1.1 million in hospitality segment assets related to the Gold Hill Hotel.

11.  Net Loss Per Common Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities to issue common stock were exercised or converted into common stock. For the three and nine month periods ended September 30, 2011 and 2010, no common stock equivalent shares were included in the computation of diluted loss per share because the Company has a net loss and the inclusion of such shares would be antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three months ended		Nine months ended
	September, 30		September, 30
	2011	2010	2011	2010
Numerator:
Net loss	$(1,974,414)	$(20,082,994)	$(9,103,502)	$(26,635,800)
Preferred stock dividends	(1,156,150)	—	(3,585,929)	—
Loss available to common shareholders	$(3,130,564)	$(20,082,994)	$(12,689,431)	$(26,635,800)

Denominator:
Basic weighted average shares outstanding	25,306,243	19,169,218	23,400,424	18,907,926
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	25,306,243	19,169,218	23,400,424	18,907,926

Net loss per common share:
Basic	$(0.12)	$(1.05)	$(0.54)	$(1.41)
Diluted	$(0.12)	$(1.05)	$(0.54)	$(1.41)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	September 30,
	2011	2010
Convertible debt	—	20,670,003
Stock options	450,000	900,000
Convertible preferred stock	62,621,580	—
Warrants	2,333,500	3,728,332
	65,405,080	25,298,335

12. Commitments and Contingencies

The Company has minimum lease obligations with certain of its mineral properties and leases. Minimum lease payments payable are $62,600 per year in 2011, increasing by $5,000 per year through 2015. For most of the mineral properties and leases, the Company is subject to a wide range of royalty obligations once production commences. Certain factors that will influence the amount of the royalties include ounces extracted and prices of gold.

The Company was notified in 2009 of its selection for audit by the United State Environmental Protection Agency (“EPA”). The audit was classified under the EPA’s Toxic Release Inventory (“TRI”) program. The Company engaged an outside consultant, to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements. We have submitted all required reports for all periods under audit and believe the reporting for these periods are now in compliance. The audit may determine that the Company was not in compliance with the TRI reporting requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit. The Company believes it has since complied with these reporting requirements and does not believe this action or any possible penalties would be material to the consolidated operations or cash flows of the Company.

The Company has engaged outside third parties to construct, refurbish and upgrade its processing plant and refinery and entered into certain heavy equipment purchase agreements. The costs are expected to approximate $8.0 million which will be paid and capitalized as the assets are constructed. As of September 30, 2011, approximately $2.5 million has been paid and capitalized as construction in progress within mineral rights and properties, plant and equipment in the condensed consolidated balance sheets.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, financial condition, results of operations, or cash flows.

13. Stock-Based Compensation

On June 23, 2011, stockholders of the Company voted to approve the Comstock Mining Inc. 2011 Equity Incentive Plan (the “Plan”). The Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan is 6,000,000 shares of common stock. Awards may be made under the Plan in the form of options (incentive stock options or nonqualified stock options), stock grants (whether or not subject to restrictions) and other stock based awards (which would include stock appreciation rights, stock units and dividend equivalents, among others), or any combination of the foregoing. As of September 30, 2011, no awards have been granted under the Plan and the Company has not recorded any expenses related to the Plan. All executive officers, employees and directors are eligible to participate in the Plan subject to specific performance criteria to be established by the Compensation Committee of the Board of Directors of the Company.

During the quarter ended June 30, 2011, the outside directors of the Company were granted 300,000 shares of the Company’s common stock valued at $980,000. The shares were immediately vested and the related stock-based compensation has been recorded as a $980,000 general and administrative expense in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2011.

14. Subsequent Events

On October 7, 2011, the Company exercised its purchase option on the “Dondero” property (previously announced in 2009) in Lyon County, Nevada just south and contiguous to the Company’s “Dayton” resource area. The property consists of 84.05 acres of mining patents and surface lots. The Company paid $710,000 consisting of $280,000 in cash and $430,000 in common stock (192,600 shares).

On October 20, 2011, the Company issued an additional 862.5 shares of Series A-1 convertible preferred stock to Northern Comstock in prepayment of the annual mineral rights lease pursuant to the Northern Comstock operating agreement.

From October 1, 2011 through November 14, 2011, the Company converted 17 shares of convertible preferred stock into 10,303 common shares. Common shares and convertible preferred shares outstanding at November 14, 2011, totaled 28,202,752 and 60,516, respectively.
Effective October 17, 2011, the Company elected to exercise its option to purchase the Dayton, effectively purchasing the 4 patented lode claims totaling 95 acres known as the “Dayton.” These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price is $3,000,000 plus a 3% NSR. In addition, the NSR will be reduced by 75% until the Company receives credit through the reduction of NSR for the $3,000,000 purchase price. The revised agreement calls for a $500,000 upfront payment in two installments, $50,000 in November 2011, and $450,000 in January 2012. The seller will finance $2,500,000 with a 0% interest seller’s note. The note will be payable with equal quarterly installments of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with the consolidated financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2010.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the nine months ended September 30, 2011, as well as our future results.

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

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 6,099 acres of mining claims in the Comstock District. The acreage is comprised of 999 acres of patented claims (private lands) and 5,100 acres of unpatented claims on land administered by the US Bureau of Land Management (“BLM”). The Company also owns a heap leach processing facility that is being redesigned to accommodate our new production plans.

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

On September 30, 2011, the Company announced the cumulative results of exploration, metallurgical and mine development activities through its third National Instrument 43-101 technical report (the “NI Report”) delivered to the Company by Behre Dolbear & Company (USA) Ltd., during the third quarter of 2011. The full report and highlights of the results of this drilling are available on the Company website, www.comstockmining.com.

The most-recent drill program began October 25, 2010, and continued through August 19, 2011. The substantial majority of the drilling occurred in the first and second quarters of the year. During 2011, infill drilling for mine planning was completed on the Hartford, Lucerne and Justice claims in the Lucerne Resource Area; the second phase of development drilling was completed in the Dayton Resource Area; and the first phase of development drilling was completed on the East-Side target in the Lucerne Resource Area. A total of 133 reverse circulation holes were completed during the quarter, totaling 5,665 feet, using two drill rigs. A total of 374 reverse circulation holes were completed since the drill program’s inception, totaling 128,711 feet, using three drill rigs.

We did not drill any additional core holes during the third quarter of 2011. A total of 15 core holes were drilled since the drill program’s inception, totaling 3,584 feet. Two of the core holes were in the Dayton Resource Area, two were in the East-Side target, and eleven were for the Lucerne Resource Area starter pit. The core holes were drilled to meet three goals: to twin and confirm the results of specific reverse circulation holes, to provide core for metallurgical testing, and to provide geotechnical information for finalizing the pit slope design.

On October 4, 2011, the Company received unanimous approval from the Storey County Board of Commissioners passing Special Use Permit 2011-016 ("SUP") that grants the Company authorization to further develop its exploration drilling in the southern portion of the county. Under a previous mining permit in the county, the Company is already permitted for its Lucerne starter-mine operation. This approval affirms the unanimous recommendation from the Storey County Planning Commission on August 16, 2011. The SUP also defines operational protocols designed to accommodate the unique nature of the Comstock Historic District. The Company invested significant effort in cooperation with the Storey County Planning Department, the Planning Commission and the greater community to define a number of critical stipulations that prioritize public safety, value community resources and provide additional environmental protections to this uniquely historic mining district.

On October 15, 2011, our permit request for an expanded plan of exploration drilling on our Dayton and Spring Valley Areas, both in Lyon County, was submitted, by the Nevada Department of Environmental Protection, for public hearing scheduled on November 16, 2011. This permit will significantly expand our authorization for exploration drilling in Lyon County. We anticipate final approval of this permit in late 2011.

These two exploration permits provide the approvals required for expanded exploration drilling in Storey and Lyon County for our drilling programs in 2012 and 2013. This provides for the full exploration of our Lucerne, Dayton and Spring Valley Resource and target areas, consistent with our stated strategic objectives for expanding our validated resource.

Production

During the third quarter, the Company announced that it had hired a number of experienced mining professionals.  These key additions to our staff brought demonstrated skills and experience, including operations management, mine engineering, and permitting and environmental, which will be invaluable as we prepare for mining production activities in late 2011 or early 2012. On September 1, 2011, the Company announced that Mr. Steven Tucker joined the Company as Senior Mine Planner, and Ms. Cynthia Byrns joined the Company as Director of Environmental and Regulatory Management.  Each of these professionals brings over 25 years of experience.  Cynthia is our thirteenth new hire this year bringing us to a current total of approximately 30 mining professionals.

The Company has utilized McClelland laboratories to provide base metallurgical testing on samples. The base testing included the bottle roll testing on a multitude of samples representing three different rock types. i.e., Alta-andesite, Rhyolite and -Meta-volcanic. Results of the bottle roll tests indicated favorable gold recoveries utilizing cyanide heap leaching. McClelland then designed and performed column heap leach tests on composites of high and low-grade materials intended to simulate and provide data for the final design of our crushing facility and Merrill-Crowe processing facility. Gold recoveries averaged 72.1% and silver recoveries averaged 47.9% and the facility designs were finalized and ordered.

On May 11, 2011, the Company engaged the Goodfellow Corporation of Boulder City, Nevada to provide a new, two-stage crushing facility, complementing our existing heap leach processing facility in American Flat. The plant will include a primary jaw crusher and a secondary cone crusher, and will be installed by Goodfellow after the Company receives the necessary permits. The new crushing plant will provide the capacity for the Company’s initial permitted production rate of 720,000 tons per year, with substantial additional capacity for increased production in the future.

On July 7, 2011, the Company signed an agreement with Scotia International of Nevada, Inc, to refurbish and upgrade our Merrill-Crowe processing plant and refinery.  The upgraded plant will provide the capacity to meet our permitted initial production rate of 720,000 tons per year, with growth capacity for increased production rates in the future.  Under the terms of the agreement, Scotia will transport existing components of the processing plant to their facility in Salt Lake City, where they will refurbish or upgrade each component, reassemble the plant, and test its operation.

Once all required permits have been received, the facilities will be assembled and operated at our American Flat facility.

On July 13, 2011, the Company received a certificate of occupancy for a new, 36’x60’ office building, installed next to our existing office building in American Flat. The new building added much-needed space for our growing professional mining staff.

On July 27, 2011, the Company received its Mercury Operating Permit #AP1041-2690, issued under a new air quality program that is administered by the Nevada Division of Environmental Protection (“NDEP”) – Bureau of Air Quality that requires all gold mining companies that use thermal processes for gold recovery to monitor and manage, through engineering controls, any mercury fumes or liquid metal that is derived from the precious metal ore as a by-product. This air permit ensures employee and public safety during the final stages of precious metals recovery. The Comstock ore has very little naturally occurring mercury content relative to many other gold mining operations in Nevada. Issuance of this new permit allows for the construction of a Melt Furnace and a Mercury Retort. This permit is a critical prerequisite for recommencing production. The Company does not use mercury at any time in the processing of gold and silver. All the equipment will be located at our American Flats processing location.

The Company has applied for an Air Quality Permit, primarily associated with our new crushing facilities. This permit, to be issued by the Nevada Division of Environmental Protection (“NDEP”), is required before mining and processing can recommence and will require a public notice period identical to our recently issued Mercury Operating to Construct Permit, making issuance most likely in December. Once issued, the Company has approximately six months of preparatory activities including land clearing, excavation and leveling associated with the installation of the crushing facility, installation of the expanded Merrill Crowe facility and expansion of the heap leach, operating ponds and associated liners.

On October 14, 2011, the Company was granted authorization, through a Notice and Findings Order # 2011-22, to fully construct and line a process solution pond. This pond is a prerequisite for production but also enables compliance with our recently modified Water Pollution Control Permit #NEV 2000109. On October 24, we commenced, with third parties construction contractors, constructing the process solution pond.

The Company’s near term production plans include expanding the existing heap leach to a capacity of approximately 4 million tons of capacity. We have accrued a long-term liability of approximately $1.4 million as of September 30, 2011, for our obligation to reclaim our mine facility based on our 2008 reclamation plan approved by the Nevada State Environmental Commission and Division of Environmental Protection. We are currently updating this three-year plan and anticipate the approval of our 2011 reclamation plan in the first quarter of 2012, including the associated increase in the reclamation bond requirement for the updated plan, including these expansions, estimated at approximately $2 million - $4 million.

Corporate

We will continue to increase our footprint in the Comstock District through strategic acquisitions. We consider the historic Comstock district central to our growth strategy. We work collaboratively with federal, state, and local regulatory agencies and zoning boards to ensure that we obtain all permits needed to resume mining.

On August 26, 2011 and August 31, 2011, respectively, the Company acquired a property for $90,000 consisting of a $45,941 cash payment and a $44,059 long-term debt obligation and a property for $150,000 cash payment. These properties were part of the hospitality segment.

On October 7, 2011, the Company exercised its purchase option on the “Dondero” property (previously announced in 2009) in Lyon County, Nevada just south and contiguous to the Company’s “Dayton” resource area. The property consists of 84.05 acres of mining patents and surface lots. The Company paid $710,000 consisting of $280,000 in cash and $430,000 in common stock (192,600 shares).

During the nine month period ended September 30, 2011, 1,710 shares of Series A-2 convertible preferred stock and 4,525 shares of Series B convertible preferred stock were converted into 2,625,514 and 2,742,568 shares of common stock, respectively. Subsequent to September 30, 2011, and through November 14, 2011, preferred shareholders converted 17 shares of convertible preferred stock into 10,303 common shares. Common shares and convertible preferred shares outstanding at November 14, 2011, totaled 28,202,752 and 60,516, respectively.

Effective October 17, 2011, the Company elected to exercise its option to purchase the Dayton, effectively purchasing the 4 patented lode claims totaling 95 acres known as the “Dayton.” These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price is $3,000,000 plus a 3% NSR. In addition, the NSR will be reduced by 75% until the Company receives credit through the reduction of NSR for the $3,000,000 purchase price. The revised agreement calls for a $500,000 upfront payment in two installments, $50,000 in November 2011, and $450,000 in January 2012. The seller will finance $2,500,000 with a 0% interest seller’s note. The note will be payable with equal quarterly installments of $50,000.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30, 2011 and September 30, 2010:

	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2011	2010	Difference
Revenue - Hotel	$179,071	$-	$179,071
Hotel operating costs	219,159	-	219,159
Depreciation and amortization	54,837	31,828	23,009
Reclamation, exploration and test mining expense	2,256,590	570,616	1,685,974
General and administration	1,007,832	583,156	424,676
Consulting and professional service fees	273,461	471,824	(198,363)
Loss from operations	3,632,808	1,657,424	1,975,384
OTHER INCOME (EXPENSE)
Derivative change in fair value	1,661,584	(17,331,739)	18,993,323
Interest income	11,304	-	11,304
Interest expense	(14,494)	(1,093,831)	1,079,337
Net loss	$1,974,414	$20,082,994	$(18,108,580)

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The Hotel had revenues from the cottages, hotel rooms, restaurant and bar totaling $179,071 during the quarter ended September 30, 2011.   We did not produce or sell any gold or silver at our Comstock project in Nevada during the three months ended September 30, 2011 and September 30, 2010.

Hotel operating costs were $219,159 for the quarter ended September 30, 2011. There were no hotel operating expenses for the same period in 2010. The $219,159 represents cost incurred for providing room, restaurant and bar services at the hotel during the quarter ended September 30, 2011.

Reclamation, exploration and test mining expenses increased by approximately $1.7 million in the third quarter of 2011 when compared to the same quarter in 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling and related metallurgical, assay and mine development activity in and for our Lucerne and Dayton Resource Areas in the third quarter 2011, including higher labor costs related to the expansion of the geological staff.

General and administrative expenses increased by $424,676 in the third quarter of 2011 as compared to the third quarter of 2010.  This increase resulted primarily from an increase in payroll and the related costs of an increased number of general and administrative employees.

Consulting and professional fees decreased by $198,363 in the third quarter of 2011 as compared to the third quarter of 2010.  This decrease resulted primarily from reduced legal fees.

Derivative changes in fair values decreased by approximately $19.0 million in the third quarter of 2011, as compared to the third quarter in 2010.  This decrease includes $17.3 million resulting from eliminating the embedded beneficial conversion feature and warrant derivative liabilities in the fourth quarter of 2010, when we exchanged all our convertible debt for equity and also includes a decrease of $1.7 million in the contingent dividend payment derivative embedded in the preferred stock outstanding during the three months ended September 30, 2011. There was no contingent dividend payment derivative liability outstanding during the three month period ended September 30, 2010.

Interest income totaled $11,304 for the third quarter of 2011 as compared to $0 for the third quarter of 2010.  Third quarter 2011 interest income originates from the cash and cash equivalents, and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock in the fourth quarter of 2010.

Interest expense decreased approximately $1.1 million in the third quarter of 2011 as compared to the third quarter of 2010. This decrease resulted from the extinguishment of our senior secured convertible indentures, promissory notes and associated interest obligations totaling $29.4 million during the fourth quarter of 2010.

Nine Months Ended September 30, 2011 and September 30, 2010:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010	Difference
Revenue - Hotel	$299,246	$-	$299,246
Hotel operating costs	319,154	-	319,154
Depletion and amortization	122,119	178,884	(56,765)
Reclamation, exploration and test mining expense	7,492,079	2,331,869	5,160,210
General and administration	3,302,356	1,535,503	1,766,853
Consulting and professional service fees	1,147,698	855,673	292,025
Loss from operations	12,084,160	4,901,929	7,182,231
OTHER INCOME (EXPENSE)
Gain on sale of mineral rights	-	300,000	(300,000)
Derivative change in fair value	2,878,092	(18,850,216)	21,728,308
Interest income	65,354	-	65,354
Interest expense	(38,869)	(3,014,408)	2,975,539
Other, net	-	(169,247)	169,247
Income tax benefit	76,081	-	76,081
Net loss	$9,103,502	$26,635,800	$(17,532,298)

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages.  The Hotel had revenues from the cottages, rooms, restaurant and bar totaling $299,246 for the period ended September 30, 2011.   We did not produce or sell any gold or silver at our Comstock project in Nevada during the nine months ended September 30, 2011 and September 30, 2010.

Hotel operating costs were $319,154 for the nine months ended September 30, 2011. There were no hotel operating expenses for the same period in 2010.  The $319,154 represents cost incurred for providing room, restaurant and bar services at the hotel.

Reclamation, exploration and test mining expenses increased by approximately $5.2 million in the first nine months of 2011 when compared to the same nine month period in 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling and related metallurgical, assay and mine development activity in and for our Lucerne and Dayton Resource Areas in 2011, including higher labor costs related to the expansion of the geological staff.

General and administrative expenses increased by approximately $1.8 million in the first nine months of 2011 as compared to the first nine months of 2010.  This increase resulted from stock grants issued to our outside directors valued at $980,000, labor from increased professional staff and higher travel costs.

Consulting and professional fees increased by $292,025 in the first nine months of 2011 as compared to the first nine months of 2010.  This increase resulted primarily from an increase in accounting consultant services.

Derivative changes in fair values decreased by approximately $21.7 million in the first nine months of 2011, as compared to the same period in 2010.  This decrease includes $18.8 million resulting from eliminating the embedded beneficial conversion feature and warrant derivative liabilities in the fourth quarter of 2011, when we exchanged all our convertible debt for equity and also includes a decrease of $2.9 million in the contingent dividend payment resulting primarily from a decrease in the underlying convertible preferred stock outstanding during the nine months ended September 30, 2011, the passage of time since the issuance of the convertible preferred stock in October 2010 and a lower common stock price. There was no contingent dividend payment derivative liability outstanding during the nine month period ended September 30, 2010.

Interest income totaled $65,354 during the first nine months of 2011 as compared to $0 for the first nine months of 2010.  2011 interest income originates from the cash and cash equivalents, and available-for-sale securities that were purchased with the proceeds from the issuance of Series B Preferred Stock in the fourth quarter of 2010.

Interest expense decreased approximately $3.0 million in the first nine months of 2011 as compared to the first nine months of 2010. This decrease resulted from the extinguishment of our senior secured convertible indentures, promissory notes and associated interest obligations totaling $29.4 million during the fourth quarter of 2010.

The Company recorded a deferred tax benefit of $76,081 for the nine-month period ended September 30, 2011. After consideration of the allocation and the projected consolidated results and available taxable differences from the acquisition of Gold Hill Hotel, the Company determined it would be able to realize approximately $76,000 of tax benefits from its deferred tax assets. The Company did not recognize any other net tax benefits from its losses because full valuation allowances are provided on the Company’s net deferred tax assets.

Liquidity and Capital Resources

On October 20, 2010, the Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of a newly created Series B Preferred Stock to fund the Company’s business plan to accelerate mine development and production and enhance exploration and exchanged all of our $29.4 in senior secured convertible debentures, promissory notes and related interest obligations for shares of a newly created Series A Preferred Stock. This funding meets our capital and working capital needs for production start up in late 2011 or early 2012, exploration drilling under our three-year strategic plan and certain additional land purchases. Through September 30, 2011, of the $35.75 million proceeds raised in October 2010, we have used approximately $19.8 million of those proceeds to advance our strategic operating plan. Specifically, we expended $6.0 for exploration and mine development, $2.4 million for mineral and other properties, $3.9 million for general corporate matters, which includes $1.1 million for legacy payables.  We also spent $4.3 million towards the crushing facility, mobile mine equipment and related production expenses.  We also used $3.2 million for the direct transaction fees and related costs. Cash, cash equivalents and available-for-sale securities on hand at December 31, 2010 and September 30, 2011, totaled $29.8 million and $15.9 million, respectively. However, we did not generate operating cash flows and we have yet to realize an operating profit at the Company. Although the Company is still an exploration stage mine, we believe that our current positive working capital and cash investment positions are sufficient to fund the operations for the next 12 months. Our management also believes it would be able to raise additional capital, if needed. Our recurring losses and negative cash flow from operations require ongoing assessment about our ability to continue as a going concern.

For the nine-month period ended September 30, 2011, we used cash from operating activities of approximately $9.4 million compared to $4.5 million in 2010. Operating cash flow decreased approximately $4.9 million due to an increased net loss primarily as a result of increased 2011 drilling activities. We used cash in investing activities to acquire approximately $3.2 million of additional mineral rights and properties, plant and equipment and $500,000 to acquire the Gold Hill Hotel and related cottages.  We used cash in investing activities to purchase approximately $2.2 million of available-for-sale securities and proceeds from maturity of available-for-sale securities were approximately $3.7 million. We expended approximately $0.8 million in financing activities related to principal payments on long-term debt obligations.

To date, the Company has spent approximately $4 million in capital expenditures, primarily for the crusher, Merrill Crowe and rolling stock equipment purchases.  During the next twelve months, the Company anticipates purchasing an additional $10 million for this equipment, with substantially of all those assets leased or equipment financed, resulting in approximately $3 million of remaining, net cash outlays for capital items, including installing the crushing facility, the final expansion of the Merrill Crowe processing facility and labs, and the rolling stock for production.  This also includes expanding the existing heap leach to a capacity of approximately 4 million tons.  We are currently bonded for approximately $1.2 million for our obligation to reclaim our mine facility based on our prior reclamation plan.  We are currently updating the reclamation plan and anticipate increasing the bond, including for these expansions, by approximately $2-$4 million in the next nine months.

On July 1, 2011, the Registration Statement was declared effective by the SEC.  The Registration Statement covers the offer and resale by certain stockholders of the Company of up to 6,325,691 shares of our common stock that are either presently outstanding or that are issuable upon the conversion of currently outstanding Series B Convertible Preferred Stock.  The Registration Statement also allows the Company to issue common stock in payment of dividends on our presently issued and outstanding convertible preferred shares or for other offers or sale by us up to $25,000,000.  The Company may offer and sell to the public any of such shares that are not issued in payment of such dividends.  Such shares may be offered and sold from time to time, in one or more offerings, in amounts, at prices and on terms to be determined at the time of sale and set forth in an accompanying prospectus supplement and other offering materials.

On October 11, 2011, the Company entered into the consent with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waive certain rights related thereto.

On October 20, 2011, the Company issued an additional 862.5 shares of Series A-1 convertible preferred stock to Northern Comstock in prepayment of the annual mineral rights lease pursuant to the Northern Comstock operating agreement.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation as described above, our internal control over certain procedures as of September 30, 2011 were not effective.

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

Remediation Actions Relating to Material Weaknesses

Beginning in 2011, we initiated a quarterly process to review complex accounting matters with the Chief Executive Officer and the Chief Accounting Officer.  We also engaged a third-party valuation specialist to calculate the fair value of all embedded derivatives and will engage other specialists as needed to address complex accounting matters.  In addition, we have engaged a third-party consultant to review our financial reporting controls and procedures to ensure timely and accurate reporting. Since July 2011, we have hired three additional accounting and finance resources to manage the accounting, financial reporting, and treasury functions.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

Except as described above, there have been no changes during the quarter ended September 30, 2011 in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION
Item 1.Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. The Company was notified in 2009 of its selection for audit by the United State Environmental Protection Agency (“EPA”).  The audit was classified under the EPA’s Toxic Release Inventory (“TRI”) program. The Company engaged an outside consultant, to assist it in managing the EPA audit as well as the Company’s TRI reporting requirements. We have submitted all required reports for all periods under audit and believe the reporting for these periods are now in compliance. The audit may determine that the Company was not in compliance with the TRI reporting requirements and, as a result, the EPA may take action against the Company, including the imposition of fines and penalties or other enforcement action, based on the results of the audit. The Company believes it has since complied with these reporting requirements and does not believe this action or any possible penalties would be material to the consolidated operations or cash flows of the Company. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.
Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010

Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Operations for the nine-month periods ended September 30, 2011 and 2010 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2011	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: Chief Accounting Officer

Exhibit Index

Exhibit Number	Exhibit

31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).