Form 10-K
period 2011-12-31
Comstock Mining Inc.
filed 2012-03-30
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-35200

(Exact name of registrant as specified in its charter)

Nevada	1040	65-0955118
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification
incorporation or organization)	Classification Code Number)	No.)

P.O. Box 1118

Virginia City, NV 89440

(775) 847-5272

(Address, including zip code, and telephone number,

including area code, of registrant's principal executive offices)

Securities Registered pursuant to Section 12(b) of the Act: Common Stock, par value $.000666 per share

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.

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

Yes ☐  No ☒

The aggregate market value of the 21,649,676 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE Amex LLC on June 30, 2011 was $67,113,996.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 30, 2012
Common Stock	39,482,791

DOCUMENTS INCORPORATED BY REFERENCE

None

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential inability to obtain requisite permits or zoning clearance; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations and/or listing requirements; adoption of or changes in legislation or regulations adversely affecting our businesses; business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, copper, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain our listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I

Item 1. Business

OUR COMPANY

Unless the context otherwise indicates, the terms “Comstock,” “we,” “us,” “our,” “our Company” or “the Company” mean Comstock Mining Inc. and its consolidated subsidiaries which includes the Gold Hill Hotel, Inc.

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Providence of Nevada, between Reno and Carson City. The Company was incorporated in Florida in 1999 and reincorporated in Nevada in 2008. The Company began acquiring properties and developing projects in the Comstock District in 2003.  Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought its initial exploration projects into test mining. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006, from our existing Lucerne mine and American Flat heap leach processing facilities.  Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning. We are scheduled to recommence production on the Lucerne Project in 2012.

The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commence commercial mining and processing operations with annual production rates of at least 20,000 gold equivalent ounces.

Because of the Comstock District’s historical significance, the geology is well known and extensively studied by the Company, our advisors and many independent researchers. We believe that we have amassed the largest known library of historical and current data and detailed surface mapping of Comstock District properties. We use such data in conjunction with our drilling programs to expand our understanding of the Comstock District’s structural geology as well as its broader geological footprint.

The Company has drilled 646 reverse circulation (“RC”) and core holes, representing over 242,000 feet of drill data in the Lucerne Resource Area. The Company also has 432 RC and core holes, representing over 56,000 feet of drill data drilled by other companies preceding us. The data obtained has furthered our knowledge of the region’s mineralization, and provided the information used to develop a mine plan in our Lucerne Resource Area. We also have drill results from 323 RC and core holes, representing over 59,000 feet of drill data in our Dayton Resource Area. In our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

Our Lucerne Resource Area, the proposed site of our first commercial mining activities, is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Dayton Resource Area, the proposed site for our second commercial mining activities, is located in Lyon County Nevada, approximately six miles south of Virginia City.  Access to the properties is by State Route 342, a paved highway.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 6,315 acres in the Comstock District. The acreage is comprised of 1,455 acres of patented mining claims and surface parcels (private lands) and 4,860 acres of unpatented claims, administered by the US Bureau of Land Management (“BLM”). The Company also owns a heap leach processing facility that is being redesigned and modified to accommodate our new production plans.

We own and operate the Gold Hill Hotel, three related cottages, two related rental homes and a meeting hall. The Hotel is located in Gold Hill, Nevada between Virginia City and the Comstock mine project.

Strategic Plan

In April 2010, the Board approved a strategic plan designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration. Since then, we have accomplished all of the following key objectives contemplated by the strategic plan within the time frame contemplated:

•	Reorganized management, including the appointment of a new chief executive, vice president of operations, vice president of exploration and mine development, vice president of strategic resource planning, director of environmental and regulatory management, senior mine planner, chief accounting officer and controller;
•	Consummated the 200:1 reverse stock split of all common shares outstanding;
•	Acquired ownership or control of more than 1,800 acres, leading to substantial increases in the Company’s measured, indicated and inferred resources;
•	Restructured the balance sheet, including the exchange of approximately $29.4 million of secured convertible indebtedness for convertible preferred equity;
•	Completed an equity capital raise of approximately $35.75 million through the issuance of convertible preferred equity;
•	Listed the Company’s common stock on the NYSE Amex LLC exchange; and
•	Obtained the required permits for production and expanded exploration and drilling purposes.

As part of the strategic plan, the Company has scheduled the exploration and development drilling intended to validate mine design and identify qualified resources and reserves with three intermediate objectives of validating measured and indicated resources containing 1,000,000 gold equivalent ounces, 1,500,000 gold equivalent ounces, and 2,000,000 gold equivalent ounces, respectively, and the long term planned objective of 3,250,000 gold equivalent ounces to be achieved in 2013, with an annual run rate of at least 20,000 gold equivalent ounces. The Company has also scheduled the start of production operations in 2012 in the Lucerne mine.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused to date on the Lucerne Resource Area (including the East-side target within this Area), the Dayton Resource Area and the Spring Valley exploration target. We also plan on focusing exploration on the Northern Extension, Northern Targets, and Occidental Target Areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley. The Company’s existing heap leach processing facility for gold and silver will be redesigned and expanded to accommodate new production plans.

The Lucerne Resource Area has been the focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines, plus the extension of these areas down-dip to the east. The Company has the key mining permits required to resume mining in that area. The Lucerne Resource Area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company. The East-side target within this Area ranks as one of the Company’s top exploration and potential starter mine production targets.

The Dayton Resource Area lies southwest of Silver City, generally from the Dayton, Kossuth and Alhambra claims, including the old Dayton mine workings, south to where the Kossuth claim crosses State Route 341. The historic Dayton mine was the last major underground mining operation in the Comstock District, before being closed by the War Act in 1942. The Dayton Resource Area ranks as one of the Company’s top exploration and potential mine production targets.

The Spring Valley exploration target lies at the southern end of the Comstock District, where the mineralized structures lie mostly concealed beneath a veneer of sediment gravels. The area includes the Kossuth claim south of State Route 341, the Dondero property, the New Daney lode mining claims, and the Company’s placer mining claims in Spring Valley and Gold Canyon.

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

5

Comstock Mine Project Area
(Lyon, Storey, & Washoe Counties, NV) As of December 31 2011
Comstock Mining, Inc.
Base map: USGS Virginia City, Flowery Peak, New Empire, & Dayton Quadrangles 7.5 minute Series
N
0
2,000
4,000
8,000
Feet
Northern Targets
Northern Extension
Process Area
Occidental Area
Lucerne Resource Area
Dayton Resource Area
Oest Area
Spring Valley Area

Figure-1 Comstock Mining’s Claims in Storey and Lyon Counties, Nevada

Our Comstock exploration activities included test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves. Therefore, our activities are considered exploratory in nature.

 Employees

As of December 31, 2011, we have 26 full-time and 2 part-time mining employees. We also have 5 full-time and 15 part-time hospitality employees working for the Gold Hill Hotel Inc.

Principal Markets and Segments

We plan to sell our production on world markets at prices established by commodity markets. These prices are not within our control.

We had no revenues in our mining segment and $473,386 in revenues in our hospitality segment during the year ended December 31, 2011. We had operating losses of $15,528,150 and $26,391 in our mining and hospitality segments, respectively, during the year ended December 31, 2011. We had total assets of $25,824,143 and $1,150,009 in our mining and hospitality segments, respectively, as of December 31, 2011. We did not have reporting segments for any period prior to fiscal year 2011. See Note 16 to our audited financial statements.

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

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects that leave the site safe, stable and capable of providing for a productive post-mining land use. During the year ended December 31, 2008 the Nevada Division of Minerals approved the reclamation plan for approximately $1,171,000.  In January 2012, the Nevada Division of Minerals approved an increase in the 2008 reclamation plan of approximately $651,000 bringing the total approved reclamation plan to approximately $1,822,000. As required by the bond pool program, we have a cash deposit of $721,748 held by the Nevada Division of Minerals at December 31, 2011 and 2010. In January 2012 we paid an additional reclamation bond deposit of $520,000.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties. There may be competition for gold acquisition opportunities, some of which may involve other companies having substantially greater financial resources than we do.

Financing Events

During the latter part of 2009 and throughout 2010, we completed five financing transactions resulting in over $71.5 million in gross financing to fund operations, acquire mineral property, fund exploration drilling and mine development, exchange or repay debt and for other general corporate matters. These transactions primarily related to proceeds from the funding of approximately $5.1 million in debt financing, the exchange of $29.4 million of convertible and other debt for newly created Series A preferred stock (the “Series A Preferred Stock”), the raise of approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs, by issuing shares of our newly created Series B Preferred stock (the “Series B Preferred Stock”), and the proceeds from other transactions of $810,000.

In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares of Company common stock at a price of $1.90 per share. The Company intends to use the net proceeds from the offering for exploration and development of the Company’s primary target areas, that is the Lucerne, Dayton and Spring Valley Resource Areas, as well as for working capital and general corporate purposes.

 Item 1A. Risk Factors

An investment in our securities involves risk. You should carefully consider the following risk factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. The following risks could cause our business, financial condition, results of operations or cash flows to be materially and adversely affected. In that case, the market price of our securities could decline, and you could lose part or all of your investment

You may lose all or part of your investment.

If we are unable to find and mine adequate quantities of gold and silver ore, it is unlikely that the cash generated from our internal operations will suffice as a primary source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors and preferred stockholders would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment and the claims on such assets may exceed the value of such assets.

Because we may never earn revenues from our mine operations, our business may fail.

We have no recent history of revenues from mine operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and are in the exploration stage. The success of our Company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless and investors may lose all of their investment in our Company.

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

Transportation difficulties and weather interruptions may affect and delay proposed mining operations and impact our business plans.

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

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect our anticipated business operations and increase our expenses.

We have invested capital in high-risk mineral projects where we have not conducted sufficient exploration and engineering studies.

We have invested capital and have otherwise been involved in various mineral properties and projects in the Comstock District where we have not conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry or prudent considering our size. Our mineral projects involve high risks because we have not invested sufficient sums in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis to the same extent that other mining companies might deem reasonable due to limited resources. Standard industry practice calls for a mining company to prepare a formal mine plan and mining schedule and have these documents reviewed by a third party specialist. We do not have a formal mine plan that has been reviewed by a third party specialist.

We will not be successful unless we recover precious metals and sell them for a profit.

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not be able to generate a profit on the sale of gold or other minerals because we can only maintain a level of control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we produce, if any, will be sufficient to recover our investment and operating costs.

Our success depends on our ability to produce sufficient quantities of precious metals to recover our investment and operating costs. We do not have proven or probable reserves. Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do anticipate expending large sums for additional drilling and analysis which may or may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration activities and not with the purpose of establishing proven and probable reserves. Therefore, our activity must be called exploration or test mining. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are estimates only, subject to uncertainty due to several factors, including the quantity and grade of ore, metal prices and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the estimated value of such mineralized material (regardless of the quantity) will vary depending on metal prices. Any material change in the estimated value of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to recover our investment and operating costs.

The cost of our exploration and acquisition activities is substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves established in the future.

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature, involves many risks, and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mineral exploration companies must continually replace mineralized material or reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

The price of gold and silver fluctuate on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations will be significantly affected by changes in the market price of gold and silver if we are able to produce gold or other minerals. Gold and silver prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions, such as but not limited to South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If gold or silver prices decline substantially, it could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. However, if the gold price falls below that committed price, our revenues will be protected to the extent of such committed production, subject to the creditworthiness of the counterparty to such hedging transaction. We may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2011, we have no open hedge positions.

Since our business consists of exploring for or acquiring gold and silver prospects, the drop in the price of gold or silver will negatively affect our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities to acquire properties with gold or silver mineralized material or reserves with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold and silver at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold and silver from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and silver has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and silver, and therefore the economic viability of our projects, cannot accurately be predicted. Any drop in the price of gold or silver would negatively affect our asset values, cash flows, potential revenues and profits.

We compete with other mineral exploration and mining companies which could lead to the loss of opportunities.

We compete with other mineral exploration and mining companies or individuals, including large, established mining companies with substantial capabilities and financial resources, to acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable lands available for claim staking, lease or other acquisition. There can be no assurance that we will be able to acquire such properties when competing against competitors with substantially greater financial resources than we have.

Our activities are inherently hazardous and any exposure may exceed our insurance limits or may not be insurable.

Mineral exploration and operating activities are inherently hazardous. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any applicable liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure ourselves against such liabilities because of the high premium costs, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals that may be opposed by third-parties.

We do not possess all of the governmental approvals necessary to conduct the full extent of the operations contemplated by our strategic plan. Those operations will be delayed, hindered or prevented to the extent that we are unable to obtain the necessary permits and approvals in a timely fashion or at all. This inability may occur to a variety of factors, including opposition by third parties, such as members of the public or environmental groups. We expect that future permit and approval applications and issuances will meet with similar opposition. Notwithstanding the fact that the issuing agencies will be prepared to support their actions, we may encounter delays and added costs if permits and approvals are challenged.

Our operations are subject to strict environmental laws and regulations, which result in added costs of operations and operational delays.

Our operations are subject to strict environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in the United States generally, and Nevada specifically, in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

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

Because our land holdings are within the Carson River Mercury Superfund Site, our operations are subject to certain soil sampling and potential remediation requirements, which will result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

Substantially all of our land holdings are within the Carson River Mercury Superfund Site (CRMS) Study Area and portions are within the risk area boundaries identified by NDEP and the United States Environmental Protection Area (USEPA). These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements for excavating in these areas, the Company will conduct a pre-excavation soil sampling pursuant to a plan that has been approved by the NDEP. This sampling is intended to demonstrate the absence of contamination before initiating excavating for mining, processing or other operations in that area. If contamination above agency-established levels of concern are encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area or remove the materials for disposal. Through this sampling program and, if necessary, remove of contaminated materials, the Company intends to enable the NDEP and USEPA to better define the Carson River Superfund Site and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. The NDEP and USEPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies or that future changes in CRMS-related requirements will not negatively affected our operations.

 We have no insurance for environmental problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

We are subject to federal laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.

The Bureau of Land Management (“BLM”) requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks. We believe we currently maintain adequate reclamation bonds for our operations.

Title claims against our properties could require us to compensate parties making such claims, if successful, and divert management’s time from operations.

There may be challenges to our title in the properties in which we hold material interests. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. The validity of unpatented mineral claims, which constitute most of our holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state, statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. While we have no pending claims or litigation pending contesting title to any of our properties, there is nothing to prevent parties from challenging our title to any of our properties in the future, and there is always some risk that some titles may be defective or subject to challenge. In such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration programs.

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

Our stock is a penny stock. Rule 3a51-1 generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding one’s primary residence) or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules (including Rule 15g-9) require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of the Company and its prospects;
•	investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives;
•	investors’ perceptions of the prospects of the mining and commodities markets;
•	difficulties between actual financial and operating results and those expected by investors and analysts;
•	our inability to commence production, obtain permits or otherwise fail to reach Company objectives;
•	actual or anticipated fluctuations in quarterly financial and operational results;
•	volatility in the equity securities market; and
•	sales, or anticipated sales, of large blocks of the Company’s common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of the Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industries analysts coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law, our organizational documents (including the certificates of designations for our preferred stock, which prohibit cash dividends to common stockholders without the consent of preferred stockholders) and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Restrictions imposed by the terms of the Company’s preferred stock may inhibit growth.

The certificates of designations of our preferred stock substantially limit the ability of the Company to incur debt, issue securities, enter into merger or acquisition transactions, redeem capital stock, or pay dividends to common shareholders, among other things. Such restrictions could significantly impact the Company’s ability to go into production and generate cash flows.

Holders of common stock will be minority stockholders of the Company.

Mr. John V. Winfield, the Chairman of our Board of Directors, and entities that he controls (the “Winfield Group”), through its ownership of common stock, preferred shares and warrants of the Company, owns approximately 37.1% of the economic interests of the Company’s capital stock and approximately 75.9% of the voting security interests, in each case on an as converted basis, as of December 31, 2011. As a result, the ability of holders of common stock to determine the management and policies of the Company is significantly limited.

Outstanding convertible securities and warrants may result in substantial dilution.

At December 31, 2011, we had outstanding 28,990,630 shares of common stock. In addition, we had outstanding preferred shares plus various common stock purchase warrants. At December 31, 2011, shares of preferred shares and warrants were convertible into, or exercisable for, a total of approximately 65.5 million additional shares of our common stock, subject to further anti-dilution provisions.

The terms of the Operating Agreement of Northern Comstock LLC may significantly dilute the ownership interests of the common stock.

The Operating Agreement of Northern Comstock LLC provides for capital contributions by the Company in the form of shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) unless Northern Comstock LLC requests payment in cash. The Operating Agreement provides for additional capital contributions of 862.5 shares of Series A-1 Preferred Stock (approximately 1.3 million shares of common stock as converted) on each anniversary of the Operating Agreement through and including the 39th anniversary, if no requests for contributions in cash were made. If an event of default occurs under the Operating Agreement, the additional capital contributions could be accelerated and the entire unpaid amount of the Company’s capital contribution, up to the aggregate 34,500 shares of Series A-1 Preferred Stock (approximately 53 million shares of common stock as converted) issuable under the Operating Agreement, could become issuable immediately at the option of Northern Comstock LLC. The Company has made the first two capital contributions and therefore there are capital contributions of 32,775 shares of Series A-1 convertible preferred stock (approximately 50.3 million shares of common stock as converted) remaining. In addition the Operating Agreement provides that each time more than 200,000 gold equivalent ounces of measured and indicated resources are validated, the capital contributions for such year will be accelerated to $5 million or 5,000 shares of Series A-1 preferred stock.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 3,950,000,000 shares of common stock, of which 28,990,630 shares were issued and outstanding as of December 31, 2011, and 50,000,000 shares of preferred stock, of which 59,216 Preferred Shares are issued and outstanding as of the December 31, 2011. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

Item 2. Properties

Comstock Mine Project

Location, Access, and Title to the Property

The Comstock Mine Project is located in Storey and Lyon Counties, Nevada. The property is physically situated just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock Mine Project has been the focus of our exploration efforts since 2007, and has been the subject of three National Instruments 43-101 technical reports published in May 2010, August, 2010, and November 2011.

Our property rights to the mineral estate of the Comstock Mine Project consist of five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), fee ownership of real property and mining claims administered by the BLM. This project has 92 patented and 325 unpatented mineral lode claims as well as 25 unpatented placer claims. The Comstock Mine Project holdings consist of approximately 6,315 acres of active mining claims and surface parcels (private lands) in the Comstock District. The acreage is comprised of 1,455 acres of patented mining claims and surface parcels and 4,860 acres of unpatented mining claims.

The Comstock Mine Project mineral leases are as follows:

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

James Obester Lease

On August 1, 2008, we entered into a mineral exploration and mining lease agreement with James Obester, covering ten unpatented claims located in Storey County. The lease remains in effect as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity of more than 180 days. We pay a royalty to the lessor amounting to $200 per month for the first two years, increasing to $300 per month for the following three years, and then increasing to $500 per month thereafter. In addition, a NSR royalty percentage is applicable. The royalty percentage is a 2% NSR when gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Railroad & Gold - Lease

On October 1, 2009, we entered into a mineral exploration and mining lease agreement with Railroad and Gold, LLC covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease is for an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. The Company will make annual advance minimum royalty payments, starting with $30,000 on the first anniversary, and increasing by $5,000 each year. We are also required to pay a 4% NSR, which will be reduced by the sum of previously paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

New Daney - Lease

On June 2, 2010, we entered into a mineral exploration and mining lease agreement with New Daney Company, Inc. covering seven unpatented lode claims.  These claims are located in Lyon County and are contiguous with the company’s Spring Valley mineral holdings. All production from the property is subject to a 3% NSR. Once permits have been obtained to put the property into production, lease payments will be treated as advance royalties, which will be credited against the NSR. The Company will make advance minimum royalty payments of $200 per month. The lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

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

Northern Comstock Minerals

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, our Chairman and largest shareholder, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained rights relating to certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two groups of properties leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in both 2010 and 2011, and will contribute its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.

The Operating Agreement provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain expenditures toward that end. Under the terms of the Operating Agreement, all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company after the payment of royalties associated with such properties.

Mineral production from the DWC Property is subject to a royalty on a sliding scale. At gold prices over $750 per ounce, production of the first 500,000 ounces is subject to a 3% NSR. Production over 500,000 ounces is subject to a 6% NSR. Mineral production from the DWC Property is also subject to a 1% NSR payable to Mr. Art Wilson.

Mineral production on the Sutro Property is subject to a royalty on a sliding scale to John Winfield. At gold prices over $250 per ounce, production of the first 500,000 ounces is subject to a 1% NSR. Production over 500,000 ounces is subject to a 2% NSR. A separate royalty of 5% NSR is also payable to the Sutro Tunnel Company on all production from the Sutro Property. Mineral production from the VCV Property is subject to a 5% NSR. The Company will make advance minimum royalty payments of $6,000 per year on each of the Sutro Property and the VCV Property leases. Each lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

The Como Project

The Como Project is located in Lyon County, Nevada, approximately 15 miles east of Carson City. The Company performed geological reconnaissance on this property, but has not drilled or collected any samples. We own a 100% interest in eight unpatented lode-mining claims, covering an area of approximately 168 acres in Lyon County, Nevada, that comprise the Como Project.

Facilities Area

The Company’s headquarters, mine operations and heap leach processing facility occupy a 78-acre site in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City and 30 miles southeast of Reno, Nevada. The property was included in the acquisition of Plum Mining by the Company in November 2003.

Present Condition of Property and Work Performed

We have completed extensive geological mapping, sampling, and drilling on a portion of the Comstock Mine Project property, in order to characterize the mineralized material.  We have performed preliminary metallurgical testing, mine planning, and economic analysis, and have produced internal reports of our mineralized material inventory.  However, we have not established reserves that meet the requirements of SEC Industry Guide 7. Therefore, any activity we perform on the property is considered exploratory in nature. Part of our exploration included operating a test mine. The purpose of the test mine was to determine our capital and operating costs, metallurgical recoveries, and other mining factors

Description of Equipment and other Infrastructure Facilities

We own mine office buildings and a shop building, an agglomerator, screen, water trucks, five 50-ton haul trucks, generators, dozers, cement silos with screw feeders, and conveyors.  We also own a Merrill-Crowe gold precipitation plant, refinery, laboratory and crushing equipment that are new.

Geology, Structure and Mineralization

Gold and silver mineralization in the project area is highly dependent on geologic structural ground preparation over millions of years, as it is throughout the Comstock Mining District.  The heavily-faulted, volcanic-hosted setting of the Plum Mine area is favorable with respect to the natural conditions under which gold and silver mineralization occurs.

Mineralization in the Hartford Complex area is hosted by the northwest striking Silver City fault zone and is enhanced in volume and grade where intersected by cross-cutting east-west and northeast striking structures.  Detailed geologic studies by our geology staff have identified four sub-parallel northwest striking faults within the Silver City fault zone.  The spacing between these faults is about 150 feet, while thicknesses of mineralization along individual faults range from 40 to 120 feet.

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

Future Exploration Potential

The Comstock Mining District is a well-known, historic mining district, with over 150 years of production history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration on approximately 3% of our 6,315 acre land position.  We are conducting an ongoing exploration program to locate and test surface mineral targets as well as deep underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

Item 3.  Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE Amex LLC exchange under the symbol “LODE.” The Company implemented a reverse stock split (200:1) in the second quarter 2010. Market prices reported for periods preceding the reverse stock split have been adjusted to give retroactive effect to the reverse stock split.

The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2011
Fourth Quarter	$2.62	$1.59
Third Quarter	$3.35	$1.95
Second Quarter	$3.78	$2.94
First Quarter	$3.50	$2.58

2010
Fourth Quarter	$4.30	$1.93
Third Quarter	$2.21	$1.20
Second Quarter	$3.00	$1.20
First Quarter	$2.20	$1.24

The last reported sale price of our common stock on the NYSE AMEX on December 31, 2011 was $1.84 per share. As of December 31, 2011, the number of holders of record was approximately 556.

Equity Compensation Plan Information

See Equity Compensation Plan Information under Item 11. Executive Compensation below for information on plans approved by our stockholders.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2011 that were not registered under the Securities Act and not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

•	On April 15, 2011, the Company granted 100,000 shares of common stock to director Robert Reseigh in recognition of his service to the Company.
•	On June 7, 2011, the Company granted 100,000 shares of common stock each to directors Scott Jolcover and William Nance in recognition of their service to the Company.
•	On October 3, 2011, the Company issued 192,600 shares of common stock to Michael and Kathryn Dondero in connection with the purchase of land.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 of the Securities Act or Section 4(2) of the Securities Act. The issuances of stock that were exempt under Rule 701 were transactions under compensatory benefit plans and contracts. The issuance of stock that was exempt under Section 4(2) was a private offering to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act. Each of the recipients of securities in these transactions had adequate access, through directorship, business or other relationships, to information about us.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. We are restricted from declaring or paying common stock dividends in cash under the terms of our Preferred Stock.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2011, as well as our future results.

Overview

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought its initial exploration projects into test mining production. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver in 2004-2006, at our existing heap leach processing facilities. Our test mining activities were concluded in January 2007, when, based on our longer-term production plans, we prioritized land consolidation and mine planning.

The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces by 2013, and commence commercial mining and processing operations with annual production rates of at least 20,000 gold equivalent ounces.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We believe that we have amassed the largest known library of historical and current data and detailed surface mapping of Comstock District properties. We use such data in conjunction with our drilling programs to expand our understanding of the Comstock District’s structural geology as well as its broader geological footprint.

The Company has drilled 646 RC and core holes, representing over 242,000 feet of drill data in the Lucerne Resource Area. The Company also has 432 RC and core holes from the Lucerne Resource Area representing over 56,000 feet of drill data drilled by other companies preceding us. The data obtained has furthered our knowledge of the region’s mineralization and provided the information used to develop a mine plan in our Lucerne Resource Area. We also have drill results from 323 holes, representing over 59,000 feet of drill data in our Dayton Resource Area. In our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

Our Lucerne Resource Area, the site where our first commercial mining activities are scheduled to start in 2012, is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. Our Dayton Resource Area, the proposed site for our second commercial mining activities, is located in Lyon County Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining. The Company now owns or controls approximately 6,315 acres of mining claims in the Comstock District. The acreage is comprised of 1,455 acres of patented mining claims and service parcels (private lands) and 4,860 acres of unpatented mining claims, which the BLM administers. The Company also owns a heap leach processing facility that will be redesigned and modified to accommodate our new production plans.

Strategic Plan

In April 2010, the Board approved a strategic plan designed to restructure and recapitalize the Company, accelerate mine development and production and continue exploration. Since then, we have accomplished all of the following key objectives contemplated by the strategic plan within the time frame contemplated:

•	Reorganized management, including the appointment of a new chief executive, vice president of operations, vice president of exploration and mine development, vice president of strategic resource planning, director of environmental and regulatory management, senior mine planner, chief accounting officer and controller;
•	Consummated the 200:1 reverse stock split of all common shares outstanding;
•	Acquired ownership or control of more than 1,800 acres, leading to substantial increases in the Company’s measured, indicated and inferred resources;
•	Restructured the balance sheet, including the exchange of approximately $29.4 million of secured convertible indebtedness for convertible preferred equity;

•	Completed an equity capital raise of approximately $35.75 million through the issuance of convertible preferred equity;
•	Listed the Company’s common stock on the NYSE Amex LLC exchange; and
•	Obtained the required permits for production and expanded exploration and drilling purposes.

As part of the strategic plan, the Company has scheduled the exploration and development drilling intended to validate mine design and identify qualified resources and reserves with three intermediate objectives of validating measured and indicated resources containing 1,000,000 gold equivalent ounces, 1,500,000 gold equivalent ounces, and 2,000,000 gold equivalent ounces, respectively, and the long term planned objective of 3,250,000 gold equivalent ounces to be achieved in 2013, with an annual run rate of at least 20,000 gold equivalent ounces with respect to the Company’s existing exploration targets. The Company has already met the first two intermediate exploration objectives. The Company has scheduled the start of production operations in 2012.

Debt for Equity Exchange

On October 20, 2010, the Company exchanged all of its senior secured convertible debentures and promissory notes for shares of its Series A Preferred Stock pursuant to the Series A Purchase Agreement. Each share of the Series A Preferred Stock is convertible at the holder’s election into 1,536 shares of common stock, therefore converting into common stock at a conversion price per share of $0.6510. The common stock underlying the Series A Preferred Stock is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to approximately 43.7 million shares of common stock.

Equity Raise of $35.75 million

On October 20, 2010, the Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of the Series B Preferred Stock pursuant to a the Series B Purchase Agreement, representing in the aggregate about one-third of the common equity of the Company, on a fully diluted and as converted, in-the-money basis. Each share of the Series B Preferred Stock is convertible at the holder’s election into 606.0606 shares of common stock, therefore converting into common stock at a conversion price per share of $1.65. The common stock underlying the Series B Preferred Stock is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 18.0 million shares of common stock.

As of December 31, 2011, the Company used approximately $26.6 million of the net proceeds to meet its initial capital and operating needs, accelerate mine development and production, and continue exploration.  This includes approximately $9 million of capital expenditures associated with leach pad expansion, new crushing unit, lab refurbishment, rolling stock and other mining equipment, approximately $10 million for mine development and exploration and approximately $1 million for hospitality segment capital expenditures. The remaining $6.6 million was used for general corporate purposes, including environmental studies, permitting, bonding, mine planning, feasibility studies, land acquisitions and other general corporate purposes. Actual transaction fees totaled approximately $3.2 million, including $2.6 million in preferred stock issuance costs.

Pending the use of the remainder of the proceeds, the Company has invested such funds in short-term deposits, including banker acceptances and short- term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

Automatic conversion of Series A-2 preferred stock (the “Series A-2 Preferred Stock”) and Series B Preferred Stock

If the daily volume weighted average price exceeds $4.50 for any 20 Trading Days during any 30 consecutive Trading Day period starting on or after the Effective Date (Effective Date means the date that all common stock underlying the convertible preferred stock have been registered for resale or may be sold without volume or manner of sale restrictions under Rule 144), then all outstanding shares of the Series A-2 Preferred Stock and Series B Preferred Stock will be forced to convert into shares of common stock, based on the then-effective conversion price. The Company will provide each holder with notice within one trading day of meeting the requirements specifying the shares of Preferred Stock held by each holder and the date three trading days later when the conversion will take effect.

Securing Land Mineral Rights.

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, our Chairman and largest shareholder, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained rights relating to certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two groups of properties leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in both 2010 and 2011, and will contribute its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). Under certain circumstances, the additional capital contributions can be accelerated.

The Operating Agreement provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain expenditures toward that end. Under the terms of the Operating Agreement, all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company after the payment of royalties associated with such properties.

Mineral production from the DWC Property is subject to a royalty on a sliding scale. At gold prices over $750 per ounce, production of the first 500,000 ounces is subject to a 3% NSR. Production over 500,000 ounces is subject to a 6% NSR. Mineral production from the DWC Property is also subject to a 1% NSR payable to Mr. Art Wilson.

Mineral production on the Sutro Property is subject to a royalty on a sliding scale to John Winfield. At gold prices over $250 per ounce, production of the first 500,000 ounces is subject to a 1% NSR. Production over 500,000 ounces is subject to a 2% NSR. A separate royalty of 5% NSR is also payable to the Sutro Tunnel Company on all production from the Sutro Property. Mineral production from the VCV Property is subject to a 5% NSR.

Equity Raise of $17.25 million

In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share. The Company intends to use the net proceeds from the offering for exploration and development of the Company's primary target areas, that is the Lucerne, Dayton and Spring Valley Resource Areas, as well as for working capital and general corporate purposes.

Pending the use of the proceeds described above, the Company has invested all of the proceeds of the offering in short-term deposits, including banker acceptances and short- term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

Our Team

Overall, the Company, as part of its restructuring efforts, has reorganized its management. We believe we have exceptional geological, geo-statistical, engineering, regulatory, environmental, financial and operating competencies on our senior team. As of December 31, 2011, we have 26 full-time and 2 part-time mining employees. We also have 5 full-time and 15 part-time hospitality employees working for the Gold Hill Hotel Inc. In addition, we have strengthened our system through agreements and relationships with certain key partners.

Developments

Exploration

The goal of our strategic plan includes validating qualified resources (measured and indicated) and reserves (probable and proven) of 3,250,000 gold equivalent ounces in 2013, requiring execution of planned exploration and development drilling. Mr. Larry Martin, our vice president of exploration and mine development and a Certified Professional Geologist (CPG), manages these drill programs.

In October 2011, the Company received a unanimous approval from the Storey County Board of Commissioners passing Special Use Permit 2011-016 that granted the Company authorization to further develop its exploration drilling in the southern portion of the county.

On December 30, 2011, the Nevada Division of Environmental Protection (“NDEP”) authorized expanded exploration drilling for the Company’s two major targets in Lyon County, the Dayton Resource Area and the Spring Valley Area by issuing Reclamation Permit No. 0315 authorizing exploration drilling on up to 19.75 acres of property. NDEP’s issuance of Reclamation Permit No. 0315 was appealed to the Nevada State Environmental Commission by the “Comstock Residents’ Association”, The Nevada State Environmental Commission dismissed this appeal. The “Comstock Residents’ Association” has filed a new appeal to the Nevada State Environmental Commission. This appeal is of the approval of the Sampling and Analysis Plan required by Permit No. 0315. A public hearing of this appeal has been set for April 27, 2012. Together with the Special Use Permit issued by Story County in October of 2011, the receipt of Permit No. 0315, authorizes the Company’s proposed exploratory drilling programs in the Dayton Resource Area and Spring Valley Area.

In January 2012, the Company launched its 2012-2013, exploration drilling program.  The program is anticipated to be the Company's largest, drilling program, significantly exceeding the aggregate depths of the program from October 2010 through August 2011, drilling program of 128,671 feet of reverse circulation drilling and 3,583 feet of core drilling.  The Company anticipates about 300,000 feet of reverse circulation and 13,000 feet of core drilling, at a total cost of approximately $12 million. This drilling is scheduled to last approximately 18 months.

The program began on January 24, 2012 with limited Phase 1 drilling in Spring Valley, using one reverse circulation and one core drilling rig. The Spring Valley program is designed to follow-up on the Company's 2009 drilling program and to verify the continuity of the Dayton geological model southward beyond State Route 341 into predominantly unexplored Spring Valley properties.  The core drilling anticipates two core holes with depths of 800 feet each.  The first core hole, SVC12-01, initially twins the Company's previously-announced Spring Valley discovery hole, SV09-05, that intersected a 45 foot interval averaging 0.163 ounce per ton gold and 0.770 ounce per ton silver, from 40 to 85 feet of depth, and then continues to substantially greater depth. The second core hole, SVC12-02, is located approximately 110 feet to the south, angled to intersect a magnetic anomaly interpreted from the Company's 2011 ground magnetic survey in Spring Valley.

Following the initial drilling in Spring Valley, the Company will complete definition drilling in the Lucerne mine. The definition drilling in the Lucerne mine will provide required information to optimize and expand the mine plan and extend its life.  The Lucerne mine, on patented mining claims west of State Route 342, is permitted and scheduled to begin production in 2012.

The 2012-2013 drilling program will then continue with three significant objectives: 1) step-out and infill drilling in the east-side of the Lucerne Resource Area; 2) infill drilling in the Dayton Resource Area; and 3) exploration drilling on high priority targets, including Spring Valley.

The step-out drilling phase in the east-side of the Lucerne Resource Area will test the continuity of mineralization to the north and south, and at greater depths to the east.  The infill-drilling phase will then provide the detailed information needed to develop a mine plan for expanded Lucerne mine.  That mine plan will position the Company to complete an economic feasibility study and initiate permitting for the expanded mine.

The infill drilling in the Dayton Resource Area will provide detailed information needed to create a preliminary mine plan for the proposed Dayton mine, to be developed in parallel with the expanded Lucerne mine.  With that plan, the Company will complete a feasibility study and begin the permitting process for the proposed Dayton mine.

Production

The goal of our strategic plan includes commencing production at our Lucerne Mine, with targeted annual production rate of at least 20,000 gold equivalent ounces. The Company has scheduled the start of production operations in 2012.

On February 14, 2012, NDEP issued to the Company a Class I, Air Quality Operating Permit. This permit authorizes the remaining construction and pre-mining work culminating in the production of gold and silver later this year.  Receipt of NDEP's Class I Air Quality Operating Permit to Construct (OPTC) AP1041-2761 (FIN A0404) means final construction and production activities can begin for the Lucerne mine. This permit enables many prerequisite activities and the Company will now begin organizing and implementing certain scheduled tasks including final pond constructions, followed by the installation of the crushing facility, installation of the expanded Merrill Crowe facility, and completing the expansion of the heap leach pad. Mine preparation, and ore stock piling will follow in a scheduled sequence, optimized to ensure the earliest possible gold production in 2012.

The Company has completed an internal economic analysis for the starter mine and anticipates annual operating expenses, including mining, processing, mine administration, environmental and net smelter royalty costs of approximately $12 million per year assuming the mine operations processes approximately one million tons per annum.

Recent Developments

From January 1, 2012 through March 30, 2012, preferred shareholders converted 235 shares of convertible preferred stock into 142,423 common shares.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions.  We consider the historic Comstock district central to our growth strategy. The following acquisitions were completed in 2011.

On May 1, 2011, we acquired 100% of the equity interests of the historic Gold Hill Hotel and five related cottages on or near the hotel property for $840,000 consisting of a $500,000 cash payment with the balance financed through the issuance of a $340,000 note. The note assumed in the acquisition bears interest of 4.5% per annum and has a term of 15 years. Interest and principal payments shall be made monthly installments of $2,601 with the final payment due on or before April 30, 2026.

On August 26, 2011, we purchased a house located in Silver City, Nevada near the Gold Hill Hotel property for $90,000 consisting of approximately $45,941 cash payment and the issuance of a $44,059 note. The note assumed bears interest of 8% per annum and has a remaining term of eight years. Interest and principal payments shall be made monthly in installments of $621.

On August 31, 2011, we purchased a house located in Gold Hill, Nevada, adjoining the Gold Hill Hotel properties for $150,000 in cash.

On October 6, 2011, the Company acquired eight patented lode-mining claims and six unpatented lode-mining claims on the Oest and Comet lodes, west of Silver City, Nevada. The purchase price was $275,000. It consisted of a $50,000 initial payment and a $225,000 note bearing 0% interest, payable in ten quarterly payments of $22,500.

On October 7, 2011, the Company exercised its purchase option on the “Dondero” property (previously announced in 2009) in Lyon County, Nevada just south and contiguous to the Company’s “Dayton” resource area. The property consists of 84.05 acres of mining patents and surface lots. The Company paid $710,000 consisting of $280,000 in cash and $430,000 in restricted common stock (192,600 shares).

On October 12, 2011, we purchased 14.64 acres and 10.13 acres, respectively from two sellers in the Comstock District for $200,000. We paid $30,000 in cash and financed the balance of the purchase price by issuing two notes in the amounts of $102,000 and $68,000, respectively, secured by deeds of trust. The notes bear interest at a rate of 4.5% per annum with payment in full due in 60 months.

We will continue our program to catalog and digitize our library of historic mining maps and reports, so that our team can leverage the knowledge accumulated by individuals over the 150 years of mining activities in the Comstock Lode.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2011 and 2010.

Twelve Months Ended December 31, 2011 and December 30, 2010:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2011	2010	Difference

Revenue	$473,386	$—	$473,386
Hotel operating costs	499,777	—	499,777
Depreciation and amortization	269,548	131,785	137,763
Reclamation, exploration and test mining expenses	9,324,097	3,806,896	5,517,201
General and administrative expenses	4,452,670	2,103,897	2,348,773
Consulting and professional expenses	1,481,835	1,021,238	460,597
Loss for operations	(15,554,541)	(7,063,816)	(8,490,725)

Loss on extinguishment of debt	—	(26,350,890)	26,350,890
Change in fair value of debt beneficial conversion feature
and warrants	—	(20,606,245)	20,606,245
Change in fair value of contingent dividend payment	3,864,146	(2,869,504)	6,733,650
Interest expense	(80,630)	(3,291,274)	3,210,644
Interest Income	72,928	24,557	48,371
Other, net	15,785	(169,247)	185,032
Income tax benefit	76,081	—	76,081
Net Loss	$(11,606,231)	$(60,326,419)	$48,720,188

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The Hotel had revenues from the cottages, hotel rooms, restaurant, and bar totaling $473,386 during the year ended December 31, 2011. We did not produce or sell any gold or silver during the years ended December 31, 2011 and 2010.

Hotel operating costs were $499,777 for the year ended December 31, 2011. There were no hotel operating expenses for 2010. The hotel operating costs represents costs incurred for providing room, restaurant and bar services at the hotel.

Depreciation and amortization increased $137,763 for the year ended December 31, 2011 as compared to the year ended 2010. The increase was primarily related to the increase in depreciable building and mining equipment.

Reclamation, exploration and test mining expenses increased by $5,517,201 for the year ended 2011 as compared to the year ended 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling and related metallurgical, assay and mine development activity in and for our Lucerne and Dayton Resource Areas in 2011, including higher labor costs related to the expansion of the geological staff.

General and administrative expenses increased by $2,348,773 for the year ended 2011 as compared to the year ended 2010.   This increase resulted primarily from stock grants issued to our outside directors valued at $980,000, $350,000 in payroll related costs related to the addition of professional staff in 2011, and $300,000 increase in marketing and financial services. Hospitality related general and administrative expenses were $79,547.

Consulting and professional expenses increased $460,596 for the year ended 2011 as compared to the year ended 2010. The increase resulted primarily from an increase in valuation services, audit services, risk management including Sarbanes Oxley and business consulting services.

Loss on extinguishment of debt of $26,350,890 was recorded during the year ended 2010, resulting from the exchange of all of our $29,394,705 in senior secured convertible debentures, promissory notes and associated interest obligations for our Series A Preferred Stock. We recorded a non-cash loss on the extinguishment of debt based on the fair value of the Series A Preferred Stock and the net carrying value of the senior secured convertible debentures and promissory notes on the date of the extinguishment. The difference in the respective fair value of $26,350,890 was recorded as a loss on the extinguishment of debt. There was no such transaction in 2011.

Change in fair value of debt beneficial conversion feature and warrants decreased $20,606,245 to zero in 2011. The convertible debentures were extinguished in the debt to equity exchange on October 20, 2010.

Change in fair value of contingent dividend payment decreased $6,733,650 from an expense of $2,869,504 in 2010 to an income of $3,864,146 in 2011. This decrease resulted from the change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. The change in fair value resulted primarily from a decrease in the value of common stock and, to a lesser extent, from a net decrease in outstanding convertible preferred shares of 6,690 with this contingent dividend feature.

Interest expense decreased $3,210,644 for the year ended 2011 as compared to the year ended 2010. This decrease resulted from extinguishing our senior secured convertible indentures, promissory notes and associated interest obligations during October 2010.

Interest income increased by $48,371 during the year ended 2011 as compared to the year ended 2010. This increase resulted from an overall increase in income generating cash and cash equivalents and available-for-sale securities during the year ended December 31, 2011 compared to the year ended December 31, 2010.

The Company recorded a deferred tax benefit of $76,081 for the year ended December 31, 2011. After consideration of the allocation and the projected consolidated results and available taxable differences from the acquisition of the Gold Hill Hotel, the Company determined it would be able to realized approximately $76,000 of tax benefits from its deferred tax assets. The Company did not recognize any other net tax benefits from its losses because full valuation allowances are provided on the Company’s net deferred tax assets.

Our Company is an Exploration Stage enterprise as defined by the SEC’s Industry Guide 7, and, in accordance with SEC’s Industry Guide 7, infrastructure expenditures such as haul roads, start-up costs and all drilling were expensed.

Liquidity and Capital Resources

On October 20, 2010, the Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of a newly created Series B Preferred Stock to fund the Company’s business plan to accelerate mine development and production and enhance exploration and exchanged all of our $29.4 million in senior secured convertible debentures, promissory notes and related interest obligations for shares of a newly created Series A Preferred Stock. Through December 31, 2011, the Company used approximately $26.6 million of the net proceeds to meet its initial capital and operating needs, accelerate mine development and production, and continue exploration.  This includes approximately $9 million of capital expenditures associated with leach pad expansion, new crushing unit, lab refurbishment, rolling stock and other mining equipment, approximately $10 million for mine development and exploration and approximately $1 million for hospitality segment capital expenditures. The remaining $6.6 million was used for general corporate purposes, including land acquisitions, environmental and permitting activities, third party validations, both technical and financial and other general and administrative activities. Actual transaction fees totaled approximately $3.18 million, including $2.6 million in preferred stock issuance costs.

In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share. The Company intends to use the net proceeds from the offering for exploration and development of the Company's primary target areas, that is the Lucerne, Dayton and Spring Valley Resource Areas, as well as for working capital and general corporate purposes.

Cash, cash equivalents and available-for-sale securities on hand at December 31, 2011 (prior to the February 2012 fund raising), totaled $9,166,297. Pending the use of the proceeds described above, the Company has invested all of the proceeds of the offerings in short-term deposits, including banker acceptances and short-term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

For the year ended December 31, 2011, we used cash from operating activities of approximately $11.6 million compared to $7.9 million in 2010. The increased use of operating cash flow of approximately $3.7 million in 2011 was primary as a result of increased use of cash for exploration expenses of $3.8 million and general administrative expenses of $1.3 million, partially offset by a $1.3 million increase in cash provided in operating activities from changes in working capital primarily from changes in accounts payable.

We did not generate revenues or operating cash flows from mining. Revenues and operating cash flow from the hospitality segment was minimal. We have yet to realize an operating profit at our Company. Although the Company is still an exploration stage mine, it believes that it has sufficient liquidity to fund the operations for the next 12 months. Management also believes it would be able to raise additional capital, if needed. Our recurring losses and negative cash flow from operations require ongoing assessment about our ability to continue as a going concern.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the cost as an expense over the term of the vesting period.  Judgment is required in estimating the fair value of share-based awards granted and their expected forfeiture rate.  In addition, we recognize compensation expense for certain performance based equity instrument (share-based payments) over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.  Our periodic assessment of the probability that the performance criteria will be achieved considers such factors as historical and future resource validation levels and future gold equivalent production levels. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Derivative Instruments

The Company has recorded derivatives relating to contingent dividend payments on our Preferred Shares. These derivatives are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives are recorded in the consolidated statements of operations. Management applies judgment in estimating the fair value of derivative instruments that are sensitive to assumptions that include various unobservable market inputs. These inputs include variables such as derived volatility stock price, expected life, and probability of conversions. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives.

Contingent Liabilities

Management also makes judgments and estimates in recording contingent liabilities. When a loss is considered probable in connection with litigation or contingent liabilities, we record our best estimate within the financial statements related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	51

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Comstock Mining Inc.

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. (formerly GoldSpring, Inc.) and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comstock Mining Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 30, 2012

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,955,010	$25,383,309
Available-for-sale securities	2,211,287	4,410,237
Prepaid expenses	1,842,479	2,042,276
Total current assets	11,008,776	31,835,822

MINERAL RIGHTS AND PROPERTIES	4,869,683	3,598,976
PROPERTIES, PLANT AND EQUIPMENT, Net	9,383,723	625,621
RECLAMATION BOND DEPOSIT	721,748	721,748
RETIREMENT OBLIGATION ASSET	825,481	339,357
OTHER ASSETS	164,741	—

TOTAL ASSETS	$26,974,152	$37,121,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,755,381	$819,817
Accrued expenses	4,151,410	3,977,369
Long-term debt obligations – current portion	138,245	771,530
Total current liabilities	6,045,036	5,568,716

LONG-TERM LIABILITIES:
Long-term debt obligations	1,298,836	680,881
Derivative liability - contingent dividend payment	1,025,000	4,873,192
Long-term reclamation liability	2,007,605	1,332,730
Total long-term liabilities	4,331,441	6,886,803

Total liabilities	10,376,477	12,455,519

COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 11, 13, 14, 18, 21, and 22)

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 28,990,630 and 21,154,663 shares issued and outstanding at December 31, 2011 and 2010, respectively	19,308	14,089
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 22,637 and 21,775 shares issued and outstanding at December 31, 2011 and 2010, respectively	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 6,672 and 8,382 shares issued and outstanding at December 31, 2011 and 2010, respectively	4	5
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 29,907 and 35,749 shares issued and outstanding at December 31, 2011 and 2010, respectively	20	24
Additional paid-in capital	143,439,370	139,906,683
Accumulated deficit	(126,861,042)	(115,254,811)
Total stockholders’ equity	16,597,675	24,666,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,974,152	$37,121,524

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
REVENUE - Hotel	$473,386	$—

COST AND EXPENSES
Hotel operating costs	499,777	—
Depreciation and amortization	269,548	131,785
Reclamation, exploration and test mining expenses	9,324,097	3,806,896
General and administrative	4,452,670	2,103,897
Consultants and professional fees	1,481,835	1,021,238
Total cost and expenses	16,027,927	7,063,816

LOSS FROM OPERATIONS	(15,554,541)	(7,063,816)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(26,350,890)
Change in fair value of debt beneficial conversion feature	—	(17,964,161)
Change in fair value of warrants	—	(2,642,084)
Change in fair value of contingent dividend payment	3,864,146	(2,869,504)
Interest expense	(80,630)	(3,291,274)
Interest income	72,928	24,557
Other, net	15,785	(169,247)
Total other income (expense), net	3,872,229	(53,262,603)

LOSS BEFORE INCOME TAXES	(11,682,312)	(60,326,419)

INCOME TAX BENEFIT	76,081	—

NET LOSS	(11,606,231)	(60,326,419)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(4,696,766)	(1,276,902)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(16,302,997)	$(61,603,321)

Net loss per common share – basic	$(0.66)	$(3.18)

Net loss per common share – diluted	$(0.66)	$(3.18)

Weighted average common shares outstanding — basic	24,640,774	19,383,007

Weighted average common shares outstanding — diluted	24,640,774	19,383,007

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Deficit	Total
BALANCE - January 1, 2010	—	$—	—	$—	—	$—	18,310,339	$12,195	$27,742,913	$(54,928,392)	$(27,173,284)
Common stock issued for:
Convertible debenture principal							703,770	468	835,015		835,483
Convertible debenture interest							359,630	240	446,673		446,913
Employee and director compensation							10,000	7	19,718		19,725
Services							25,000	17	33,983		34,000
							1,098,400	732	1,335,389		1,336,121

Stock-based compensation									125,955		125,955

Cashless exercise of warrants and options							1,589,995	1,058	2,155,091		2,156,149

Reclassification of warrant derivative liability									2,686,431		2,686,431

Exchange of debt (principal and accrued interest) for convertible preferred stock	20,912	14	8,484	6					72,559,121		72,559,141

Issuance of Series B convertible preferred stock for cash					35,749	24			35,749,376		35,749,400

Issuance costs on preferred stock									(2,571,588)		(2,571,588)

Contingent dividend related to preferred stock									(2,003,688)		(2,003,688)

Deemed dividend on beneficial conversion									39,482,123		39,482,123
feature related to convertible preferred stock									(39,482,123)		(39,482,123)

Issuance of Series A-1 convertible preferred stock for mineral lease	863	1							2,127,786		2,127,787

Conversion of Series A-2 convertible preferred stock into common stock			(102)	(1)			155,929	104	(103)		—

Net loss										(60,326,419)	(60,326,419)
BALANCE - December 31, 2010	21,775	15	8,382	5	35,749	24	21,154,663	14,089	139,906,683	(115,254,811)	24,666,005
Common stock issued for:
Employee and director compensation							300,000	200	979,800		980,000
Payment of dividends							1,174,604	782	(782)		—
Purchase of mineral property							192,600	128	429,872		430,000
Services							2,500	2	8,123		8,125

Stock-based compensation - restricted stock									203,731		203,731

Deemed dividend on beneficial conversion									638,276		638,276
feature related to convertible preferred stock									(638,276)		(638,276)

Issuance of Series A-1 convertible preferred stock for mineral lease	862								1,931,999		1,931,999

Contingent dividend related to preferred stock									(15,954)		(15,954)

Conversion of Series A-2 convertible preferred stock into common stock			(1,710)	(1)			2,625,514	1,749	(1,748)		—

Conversion of Series B convertible preferred stock into common stock					(5,842)	(4)	3,540,749	2,358	(2,354)		—

Net loss										(11,606,231)	(11,606,231)
BALANCE - December 31, 2011	22,637	$15	6,672	$4	29,907	$20	28,990,630	$19,308	$143,439,370	$(126,861,042)	$16,597,675

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(11,606,231)	$(60,326,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,549	131,785
Gain on sale of mineral rights and properties	—	(300,000)
Gain on sale of properties, plant and equipment	(15,785)	—
Writedown of mineral rights and properties, plant, and equipment	—	108,698
Stock, warrants, and stock-based compensation and services	3,284,239	598,667
Accretion of convertible debentures discounts	—	392,014
Accretion of reclamation liability	97,346	87,317
Deferred income taxes	(76,081)	—
Other non cash items	—	45,020
Loss on debt extinguishment	—	26,350,890
Net change in derivative fair values	(3,864,146)	23,475,749
Changes in operating assets and liabilities, net of affects from acquisition:
Prepaid expenses	66,000	(333,476)
Other assets	(98,516)	—
Accounts payable	126,414	(770,980)
Accrued expenses	169,310	(166,556)
Accrued interest payable	—	2,815,916
NET CASH USED IN OPERATING ACTIVITIES	(11,647,901)	(7,891,375)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	4,403,950
Purchase of available-for-sale securities	(2,205,000)	(4,410,237)
Purchase of mineral rights and properties, plant and equipment	(7,799,058)	(376,515)
Acquisition of Gold Hill Hotel	(500,000)	—
Proceeds from sale of mineral rights and properties, plant and equipment	102,000	550,000
NET CASH USED IN INVESTING ACTIVITIES	(5,998,108)	(4,236,752)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(782,290)	(762,590)
Proceeds from the issuance of preferred stock	—	35,749,400
Preferred stock issuance costs	—	(2,571,588)
Proceeds from the issuance of convertible debentures	—	4,850,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(782,290)	37,265,222

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,428,299)	25,137,095

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,383,309	246,214
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,955,010	$25,383,309

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest	$64,837	$82,147

Supplemental disclosure of non-cash investing and financing activities:

	2011	2010
Conversion of Series A-2 and Series B convertible preferred stock to common stock (par value)	$4,107	$—
Dividends paid in common stock (par value)	782	—
Issuance of common stock for convertible debenture principal	—	835,483
Issuance of common stock for convertible debenture interest	—	446,913
Issuance of common stock for mineral property	430,000	—
Issuance of Series A-1 convertible preferred stock for mineral claim lease capitalized in prepaid expenses	1,931,999	1,708,060
Addition to retirement obligation asset and long-term reclamation liability	577,529	—
Long-term debt obligation for Gold Hill Hotel acquisition	340,000	—
Long-term debt obligation for purchase of minerial rights and properties, plant and equipment	426,960	725,000
Reclassification of warrant derivative liability to equity	—	2,686,431
Accrual of derivative liability — contingent dividend payment with offset to preferred stock	15,954	2,003,688
Properties, plant and equipment purchases in accounts payable	809,150	—

See Footnote 3 for disclosure of non-cash transactions relating to the exchange of debt for convertible preferred stock in 2010.

See Footnote 12 for disclosure of assets acquired and liabilities assumed in Gold Hill Hotel acquisition in 2011.

See notes to the consolidated financial statements.	(Concluded)

COMSTOCK MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.  Nature of Business

Comstock Mining Inc. is a Nevada-based gold and silver mining company with extensive, contiguous property in the Comstock Lode Mining District and is an exploration mining company. As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” or “Company.” Our mining project, called the Comstock Mine Project, is located in Storey County, Nevada, approximately 3 miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. The Company also operates the Gold Hill Hotel located in Gold Hill, Nevada between Virginia City and the Comstock Mine Project.

We began acquiring properties in the Comstock District in 2003. Since then, we have secured permits, built an infrastructure, brought the exploration project into test mining production and acquired additional properties in the District.

Our Company now owns or controls approximately 6,315 acres of active mining claims in the Comstock District. The acreage is comprised of approximately 1,455 acres of patented mining claims and service parcels (private lands) and approximately 4,860 acres of unpatented mine claims (U.S. Bureau of Land Management (“BLM”) administered). The Comstock Mine Project includes a heap leach processing facility that we are upgrading to accommodate our current production plans. The Company owns and operates the Gold Hill Hotel and related hospitality properties.

On July 21, 2010, we changed our name from “GoldSpring, Inc.” to “Comstock Mining Inc.,” by way of a merger with a wholly owned subsidiary (Comstock Mining Inc.) that was formed solely for the purpose of changing our name.

2.  Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: GoldSpring, LLC, The Plum Mining Company, LLC, Plum Mine Special Purpose Company LLC, and Gold Hill Hotel, Inc. Inter-company transactions and balances have been eliminated.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses from operations and had no revenues from mining operations for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, the Company incurred a net loss of approximately $11,606,231 and used cash in operations of $11,647,901. During the year ended December 31, 2010, the Company exchanged approximately $29.4 million of convertible debenture principal, promissory notes and accrued interest for Series A convertible preferred stock and was successful in raising approximately $33.2 million in net cash proceeds through the sale of Series B convertible preferred stock. In February 2012, the Company completed a public offering of 9,078,948 shares of our common stock resulting in net cash proceeds of approximately $15.3 million after underwriting discount and expenses. The Company believes that it has sufficient liquidity to fund the operations for the next 12 months. The Company is scheduled to start production in 2012.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. As of December 31, 2011, we had cash and cash equivalents in money market investments in excess of federal insurance limits in the amount of approximately $5,649,151.

Available-for-Sale Securities – The Company’s available-for-sale securities are recorded at fair value and consist of certificates of deposits. These certificates of deposits are valued using discounted cash flows based on currently offered rates. Unrealized gains and losses are computed on the basis of specific identification and are not significant for the year ended December 31, 2011 and 2010.

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

Level 2: Inputs other than quoted market prices included within level 1 are either directly or indirectly observable.

Level 3: Unobservable inputs that are not corroborated by market data.

Long-Lived Assets - We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment.  An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset.  In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value.  Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the year ended December 31, 2011.  During the year ended December 31, 2010, we fully impaired our Big Mike copper project in Northern Nevada and other mineral rights in the amount of approximately $109,000 and subsequently disposed of the assets.

Prepaid Expenses – We capitalize upfront payments made on expenditures related to future periods. These payments are amortized as an expense over the period to which the payment relates.

Mineral Rights and Properties - We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7, exploration expenditures are expensed as incurred. We expense maintenance costs as incurred.  During the years ended December 31, 2011 and 2010, the Company did not conduct mining operations and we did not deplete our mineral rights.

We review the carrying value of our mineral rights and properties for impairment whenever there are negative indicators of impairment. Our estimate of the gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in the mineral rights and properties. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our mineral rights and properties and possibly require future asset impairment write-downs.

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

Properties, Plant and Equipment - We record properties, plant and equipment at historical cost. We provide depreciation in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. Construction-in-progress assets commence depreciation once the assets have been placed in service. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	15 years
Vehicles and equipment	3 to 7 years
Processing and lab	5 to 7 years
Furniture and fixtures	2 to 5 years

The Company continued to acquire mining equipment during 2011 and as such classified mineral rights and properties, and properties, plant and equipment, net, as separate line items in the consolidated balance sheet at December 31, 2011. Accordingly, the Company reclassified, $625,621 between mineral rights and properties, and properties, plant and equipment, net, at December 31, 2010 to conform to the 2011 presentation.

Reclamation Liabilities and Retirement Obligation Asset - Minimum standards for site reclamation and closure have been established for us by various government agencies. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of property and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with Accounting Standards Codification (“ASC”) guidance for accounting for asset retirement obligations.

Revenue Recognition – Because mining operations have not commenced, the Company’s only revenue relates to its hospitality operations. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of such amounts is probable. Hotel revenues are recognized as services are provided to customers.

Stock Issued For Services - Common stock issued for services is valued based upon the market value of our common stock on the date of issuance.

Stock-Based Compensation - For stock-based transactions, compensation expense is generally recognized over the requisite service period, which is generally the vesting period, based on the computed fair value on the grant date of the award. For certain performance based equity instruments (share-based payments), we recognize compensation expense over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved.

Loss per Common Share – Basic net loss per common share is computed by dividing net loss less the preferred stock dividends by the weighted average number of common shares outstanding. Dilutive loss per share includes additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Diluted loss per share equals basic loss per share if the effect of including dilutive securities in the calculation would be antidilutive.

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2011 and 2010.

Derivative Liability- A contingent dividend payment derivative resulting from the issuance of convertible preferred stock is recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (loss) in the consolidated statements of operations.

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

Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the estimated useful lives, valuation and consideration of impairment of plant and equipment, mineral rights, deferred tax assets, convertible preferred stock, embedded derivatives and derivative liabilities, estimated reclamation liabilities, estimated tax-indemnification accrual, stock-based compensation and payments, and contingent liabilities.

Recently Issued Financial Accounting Standards - In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to testing goodwill for impairment. This guidance provides that entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe the impact of adopting this guidance will be material to our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This guidance specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It also does not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements

3.  Issuance of Convertible Preferred Stock and Extinguishment of Debt

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

In calculating the loss on extinguishment of debt, we measured the Series A convertible preferred stock at fair value at date of issuance. The summary of the components of loss on the extinguishment of debt is as follows:

Principal and interest exchanged at August 31, 2010	$29,394,705
Discount on debt eliminated	(1,691,770)
Interest accrued from September 1, 2010 —October 20, 2010	526,258
Convertible debt beneficial conversion feature derivative eliminated	21,840,398
Issuance of Series A-1 convertible preferred stock at fair value	(51,589,904)
Issuance of Series A-2 convertible preferred shares at fair value	(20,969,237)
Accrual of tax indemnification related to exchange (Note 21)	(3,861,340)
Loss on extinguishment of debt	$(26,350,890)

The Company estimated the fair value of the convertible preferred stock using a Monte Carlo model. The determination of the fair value was based on inputs such as stock price, volatility, expected life, risk free interest rate, and expected dividends. The conversion option embedded in the convertible preferred stock is a beneficial conversion feature because the effective conversion price of the conversion option is less than the Company’s common stock price at the date of the debt to equity exchange. At October 20, 2010, the Company recorded a deemed dividend in additional paid-in-capital for this beneficial conversion feature of $39,482,123. For the issuance of Series A-1 preferred stock in 2011, the Company recorded a deemed dividend in additional paid-in-capital for this beneficial conversion feature of $638,276.

4.  Available-for-Sale Securities

Available-for-sale securities at December 31, 2011 and 2010 consisted of the following:

	2011	2010
FDIC insured certificates of deposit maturing in less than 12 months	$2,211,287	$2,940,128
FDIC insured certificates of deposit maturing in more than 12 months	—	1,470,109
Total	$2,211,287	$4,410,237

At December 31, 2011 and 2010, the carrying value of the available-for-sale securities approximates fair value.

5.  Prepaid Expenses

Prepaid expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Prepaid mineral leases	$1,577,544	$1,708,060
Other	264,935	334,216
Total	$1,842,479	$2,042,276

6.  Mineral Rights and Properties

Mineral rights and properties at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Obester mineral property	$1,650,000	$1,650,000
Donovan mineral property	1,025,000	1,025,000
Dondero - Gold Canyon property	710,000	—
Genco property	260,707	—
Comstock Placer claims	100,000	100,000
Comstock Lode claims	733,976	733,976
Bowers/ Turney property	200,000	—
Metropolitan property	100,000	—
Water rights	90,000	90,000
	$4,869,683	$3,598,976

7.  Properties, plant, and equipment, Net

Properties, plant, and equipment at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Land and building	$1,815,326	$681,243
Vehicle and equipment	4,421,926	327,594
Processing and lab	1,178,195	701,832
Furniture and fixtures	317,959	69,478
Construction in progress	2,694,597	—
	10,428,003	1,780,147
Less accumulated depreciation	(1,044,280)	(1,154,526)
	$9,383,723	$625,621

During the year ended December 31, 2011, the Company acquired significant amounts of mining and processing equipment for use in commercial mining and processing operations expected to commence in 2012.

Depreciation expense for the years ended December 30, 2011 and 2010 was approximately $178,000 and $73,000, respectively.

8.  Reclamation Bond Deposit

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Company has funded a reclamation bond deposit of approximately $722,000 as of December 31, 2011 and 2010. In January 2012, we paid an additional reclamation bond deposit of approximately $520,000.

9.  Long-term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of approximately $2,008,000 and $1,333,000 as of December 31, 2011 and 2010, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.  In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the reclamation and remediation work, assuming the work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs for information indicating that our estimated liabilities may change.  The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2011 and 2010 were approximately $189,000 and $147,000, respectively.

Following is a reconciliation of the aggregate long-term reclamation liability associated with our reclamation plan for the Comstock Mine Project:

	2011	2010
Long-term reclamation liability — beginning of period	$1,332,730	$1,186,966
Additional obligations incurred	577,529	58,447
Accretion expense of the reclamation liability	97,346	87,317
Long-term reclamation liability — end of period	$2,007,605	$1,332,730

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for the Comstock Mine Project:

	2011	2010
Retirement obligation asset — beginning of period	$339,357	$340,159
Additional obligations incurred	577,529	58,447
Amortization of retirement obligation asset	(91,405)	(59,249)
Retirement obligation asset — end of period	$825,481	$339,357

In 2011, the long-term reclamation liability and retirement obligation asset increased by approximately $578,000 primarily due to increases in property disturbances. Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. As mine operation plans expand or change these obligations will likely change. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

10.   Accrued Expenses

Accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Tax indemnification accrual (Note 21)	$3,861,340	$3,861,340
Other accrued expenses	290,070	116,029
	$4,151,410	$3,977,369

11.  Long-Term Debt Obligations

Long-term debt obligations at December 31, 2011 and 2010 consisted of the following:

Note Description	2011	2010
Debt – Note (Obester Property) - Paid in full in 2011	$—	$650,000
Debt – Note (Petrini Property) - Paid in full in 2011	—	90,000
$725,000 Note Payable (Donovan Property) – Principal and interest at 6% payable in monthly installments of $6,178 with final payment due on or before July 1, 2015. Secured by deeds of trust on land and unpatented claims.	680,882	712,411

$340,000 Note Payable (Gold Hill Hotel) – Principal and interest at 4.5% payable in monthly installments of $2,601 with the final payment due on or before April 30, 2026. Secured by first deed of trust on rental property.	330,613	—

$225,000 Note Payable (Silvermex Property) – Principal and interest of 0.0% payable in quarterly installments of $22,500 with the final payment due on or before April 1, 2014. Secured by a first deed of trust on land. At December 31, 2011, the note payable was net of imputed interest of $12,100 (5% interest rate).	212,900	—

$102,000 Note Payable (Bowers Property) – Principal and interest of 4.5% payable in monthly installments commencing April 2012 of $345 with final payment due on or before April 1, 2017. Secured by a first deed of trust on land.	102,000	—

$68,000 Note Payable (Turney Property) – Principal and interest of 4.5% payable in monthly installments commencing April 2012 of $517 with final payment due on or before April 1, 2017. Secured by a first deed of trust on land.	68,000	—

$44,059 Note Payable (445 Main) – Principal and interest at 8% payable in monthly installments of $621 with the final payment due on or before November 1, 2019. Secured by a first deed of trust on property.	42,686	—
Subtotal	1,437,081	1,452,411
Less current portion	(138,245)	(771,530)
Long-term portion of debt obligations	$1,298,836	$680,881

Future maturities of long-term debt obligations are as follows:

Years Ending December 31:
2012	$138,245
2013	146,409
2014	86,071
2015	582,562
2016	28,962
Thereafter	454,832
$1,437,081

12. Acquisition of Gold Hill Hotel

On May 1, 2011, we acquired 100% of the equity interests of the historic Gold Hill Hotel and five related cottages on or near the hotel property for $840,000 consisting of a $500,000 cash payment and the issuance of a $340,000 note. We accounted for the acquisition as a business combination. The strategic purpose of purchasing the hotel was to participate in the on-going economic development of Gold Hill and Virginia City. Acquisition related costs during the year ended December 31, 2011 were approximately $66,000 and were expensed in the consolidated statements of operations for the year ended December 31, 2011. The purchase price was allocated based on estimated fair values as follows:

Assets acquired:
Current assets	$26,587
Land	170,000
Building and improvements	530,000
Furniture and fixtures	140,000
Other assets	54,225
Total assets acquired	920,812
Liabilities assumed:
Accrued expenses	(4,731)
Deferrred tax liability	(76,081)
Net assets acquired	$840,000

Goodwill arising from the acquisition was not significant. After consideration of the tax allocation and the projected results and available taxable differences from the acquisition of the hotel, the Company reduced its estimate of the valuation allowance associated with its deferred tax asset and recorded an income tax benefit of approximately $76,000 for the year ended December 31, 2011.

We have included Gold Hill Hotel’s results of operations in both our hospitality segment and our consolidated statements of operations from the date of acquisition.  Our consolidated financial statements for the year ended December 31, 2011 reflect revenues and operating losses subsequent to the acquisition date of $473,386 and $26,391, respectively, related to the Gold Hill Hotel acquisition. Pro forma disclosures including Gold Hill Hotel’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our consolidated statements of operations.

13. Stockholders’ Equity

Convertible Preferred Stock

The Company has three different series of preferred stock outstanding as described below.

Series A-1 Convertible Preferred Stock

Each share of the Series A-1 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.651 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-1 is entitled to five times the number of votes per share of common stock into which it can be converted. On June 17, 2011, August 8, 2011, October 10, 2011 and again on January 9, 2012, the Company entered into a consent (the “Consent”) with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waived certain rights relating thereto. The Series A-1 convertible preferred stock may not be automatically converted into common stock by the Company (unlike the other series of convertible preferred stock that may be automatically converted under the circumstances described below).  In the event that the other series of convertible preferred stock are automatically converted prior to the third anniversary of the issuance of the Series A-1 convertible stock, the holders of the Series A-1 convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series A-1 convertible preferred stock.

In 2011 and 2010, the Company issued 862.5 shares of Series A-1 convertible preferred stock valued at approximately $1,932,000 and $2,128,000, respectively, to Northern Comstock, LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. During the years ended December 31, 2011 and 2010, of the total fair value of the convertible preferred stock issued, approximately $2,092,000 and $419,000 was expensed as an equity-based payment to non-employees for the amount earned in 2011 and 2010, respectively, and the remaining fair value of approximately $1,548,000 and $1,708,000 was recorded as a prepaid expense as of December 31, 2011 and 2010, respectively.

Series A-2 Convertible Preferred Stock

Each share of the Series A-2 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.651 per share. Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-2 convertible preferred stock automatically converts into shares of common stock when the average common stock price exceeds $4.50 per share (over 20 trading days during any consecutive 30-trading day period), as adjusted for stock splits and similar transactions. In the event that the Series A-2 is automatically converted prior to the third anniversary of the issuance of the Series A-2 convertible preferred stock, the holders of the Series A-2 convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series A-2 convertible preferred stock. Each share entitles the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis).

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

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company in the event of the liquidation or change of control of the Company and are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection. At December 31, 2011 and 2010, there were approximately $2.3 million and $1.3 million in arrears of cumulative dividends ($0.09 and $0.07 impact on loss per share), respectively.

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

From January 1, 2012 through March 30, 2012, preferred shareholders converted 235 shares of convertible preferred stock into 142,423 common shares.

Common Stock

During the year ended December 31, 2011, the Company declared and issued 1,174,604 shares of common stock in payment of dividends with a fair value of approximately $3,700,000 on the convertible preferred stock. As the Company cannot pay dividends out of accumulated deficits under Nevada laws, the dividends were recorded as a reduction to additional paid in capital. Additionally during the year ended December 31, 2011, 1,710 shares of Series A-2 convertible preferred stock and 5,842 shares of Series B convertible preferred stock were converted into 2,625,514 and 3,540,749 shares of common stock, respectively.

In January 2012, the Company declared and issued 1,220,003 shares of common stock in payment of dividends, with a fair value of approximately $2,270,000, on the convertible preferred stock.

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

In February 2012, the Company completed a public offering of 9,078,948 shares of our common stock resulting in proceeds of approximately $15.3 million after underwriting discounts and expenses.

During 2011, the outside directors of the Company were granted 300,000 shares of the Company’s common stock valued at $980,000. The shares were immediately vested and the related stock-based compensation has been recorded as $980,000 of general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.

14. Derivatives

During 2011 and 2010, the Company had the following derivatives:

Contingent Dividend Derivative

The Series A-1, Series A-2, and Series B convertible preferred stock include a contingent dividend payment feature. The contingent dividend derivative is derived from the possibility the Company may be required to pay an additional dividend to all convertible preferred stockholders if the Series A-2 convertible preferred stock is force converted to common stock before August 31, 2013 or if the Series B convertible preferred stock is force converted into common stock before October 18, 2013.

Accordingly, we apply fair value measurement to the contingent dividend derivative at each reporting period using a Monte Carlo valuation model.   Upon the issuance of 862.5 shares of Series A-1 convertible preferred stock in 2011 and 66,008 shares of Series A-1, Series A-2, and Series B convertible preferred stock in 2010, we recorded a derivative liability as an adjustment to the fair value basis of the convertible preferred stock issued of $15,954 and $2,003,688, respectively. At December 31, 2011 and 2010, this derivative liability had a fair value totaling $1,025,000 and $4,873,192, respectively. We recorded other income (expense) in the consolidated statements of operations associated with the change in value of these derivative liabilities of $3,864,146 and ($2,869,504) for the years ended December 31, 2011 and 2010, respectively.

Convertible Debenture Beneficial Conversion Feature

As part of the issuance of certain convertible debentures during 2010 and prior years, we recorded a derivative for the embedded beneficial feature conversion on the convertible debentures. As the Company could not be assured that it had sufficient authorized shares to execute the embedded conversion, if presented, the derivative was reflected as a liability. During 2010, this derivative was eliminated as part of the debt to equity exchange (Note 3).

Warrants

As part of the issuance of certain convertible debentures during 2010 and prior years, we recorded a derivative for the issuance of detachable warrants. Although such warrants are typically considered equity instruments, the Company could not be assured that it had sufficient authorized shares to execute the exercises, as such, the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

As a result of the debt to equity exchange in 2010, as discussed in Note 3, management gained control of the exercises by having sufficient authorized and unissued common shares, and therefore, the warrant derivative liability associated with warrants indexed to the Company’s common shares was reclassified in 2010 to equity at its fair value of approximately $2,686,000 in accordance with accounting guidance. All cumulative gains or losses previously recognized within the consolidated statement of operations were not reversed at the reclassification date.

15. Fair Value Measurements

The following table presents our assets and liabilities at December 31, 2011, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$2,211,287	$—	$2,211,287	$—
Liabilities:
Derivative liability - contingent dividend payment	1,025,000	—	—	1,025,000
Total Assets and Liabilities	$3,236,287	$—	$2,211,287	$1,025,000

The following table presents our assets and liabilities at December 31, 2010, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2010
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$4,410,237	$—	$4,410,237	$—
Liabilities:
Derivative liability - contingent dividend payment	4,873,192	—	—	4,873,192
Total Assets and Liabilities	$9,283,429	$—	$4,410,237	$4,873,192

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

Derivatives — The Company’s derivative instruments are valued using models with various unobservable market inputs. All the Company’s derivatives are classified as level 3 in the valuation hierarchy. These unobservable market inputs include derived volatility, stock price, expected life, discount rate, and probability of conversion.

The following table indicates the changes in the level 3 financial instruments for the years ended December 31, 2011 and 2010.

	Contingent
	Dividend
	Payment	Convertible
	On	Debenture
	Convertible	Beneficial
	Preferred	Conversion
	Stock	Feature	Warrants
Balance at January 1, 2010	$—	$2,744,059	$1,756,130
Issuance of convertible debentures and warrants		1,132,178	444,366
Issuance of convertible preferred stock	2,003,688	—	—
Change in fair value	2,869,504	17,964,161	2,642,084
Exercise of warrants	—	—	(2,156,149)
Extinguishment of debt	—	(21,840,398)	—
Reclassification of warrants to equity	—	—	(2,686,431)
Balances at December 31, 2010	4,873,192	$—	$—

Issuance of convertible preferred stock	15,954
Change in fair value	(3,864,146)
Balance at December 31, 2011	$1,025,000

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt obligations approximates carrying value at December 31, 2011 and 2010.

16. Segment Reporting

Our management organizes the Company into two operating segments, mining and hospitality. Our mining segment consists of exploration and developmental drilling, mine planning, permitting, mineral claims, plus all other activities and expenditures associated with bringing the mine into production. Our hospitality segment consist of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel Inc.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant.  Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Year Ended
	December 31,
	2011	2010
Revenue
Mining	$—	$—
Hospitality	473,386	—
Total revenue	473,386	—

Cost and Expenses
Mining	(15,528,150)	(7,063,816)
Hospitality	(499,777)	—
Total cost and expenses	(16,027,927)	(7,063,816)

Operating Loss
Mining	(15,528,150)	(7,063,816)
Hospitality	(26,391)	—
Total loss from operations	(15,554,541)	(7,063,816)

Other income (expense), net	3,872,229	(53,262,603)
Loss before income taxes	$(11,682,312)	$(60,326,419)

Depreciation and Amortization
Mining	$199,286	$131,785
Hospitality	70,262	—
Total depreciation and amortization	$269,548	$131,785

Capital Expenditures
Mining	$9,217,547	$1,101,515
Hospitality	1,087,622	—
Total capital expenditures	$10,305,169	$1,101,515

	As of December 31,
	2011	2010
Assets
Mining	$25,824,143	$37,121,524
Hospitality	1,150,009	—
	$26,974,152	$37,121,524

17.    Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities to issue common stock were exercised or converted into common stock. Diluted loss per share equals basic loss per share as the effect of including dilutive securities in the calculation would be antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Year Ended
	December, 31
	2011	2010
Numerator:
Net loss	$(11,606,231)	$(60,326,419)
Preferred stock dividends	(4,696,766)	(1,276,902)
Loss available to common shareholders	$(16,302,997)	$(61,603,321)

Denominator:
Basic weighted average shares outstanding	24,640,774	19,383,007
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	24,640,774	19,383,007

Net loss per common share:
Basic	$(0.66)	$(3.18)
Diluted	$(0.66)	$(3.18)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved as of the end of the year.

	Shares
	2011	2010
Stock options	450,000	450,000
Convertible preferred shares	63,147,728	67,989,944
Warrants	2,333,500	2,333,500
Restricted stock	4,610,000	—
Other	—	388,581
	70,541,228	71,162,025

18.    Stock-Based Compensation

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

Effective 2006, the Company adopted a stock option and incentive plan, which provided for a maximum of 4,000,000 common shares to be issued.  Under the plan, stock options generally vest over three years and expire ten years from the date of the grant.  Options are granted to employees and non-employee directors at exercise prices equal to the fair market value at the date of the grant. This plan was terminated in 2011, and there are no remaining stock options authorized or issued under the plan.

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “Plan”). The Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan is 6,000,000 shares of common stock. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

Options

At December 31, 2011 and 2010, the Company had 450,000 outstanding standard employee and director options, to acquire common shares. At December 31, 2011 and 2010, all 450,000 of these options were vested and exercisable. During 2011 and 2010, there were no additional options granted. During 2010, 450,000 options were exercised using the cashless exercise option and the Company issued 195,020 common shares.  The option exercise price was $1.926 and the intrinsic value of the options exercised in 2010 was approximately $663,000.  Because our Company maintained a full valuation allowance on our deferred tax assets, it did not recognize any tax benefit related to stock-based compensation expense for 2011 and 2010.

Our Company recognizes stock-based compensation expense net of forfeiture rate over the requisite service period of the individual grant, which generally equals the vesting period.  The fair value of the award is based upon the market price, volatility, the risk-free interest rate, and dividend yields of the underlying common stock as of the date of grant and is amortized over the applicable vesting period using the straight-line method.  The fair value of grants is estimated at the date of grant using the Black-Scholes-Merton option pricing model. The Company uses newly issued shares of common stock to satisfy option exercises and stock awards. The risk free rate is based on the U.S. Treasury yield curve on affect at date of grant. Expected volatilities utilized in the model are based primarily on the historical volatility of the common share price and other factors.

.

During 2010, $106,708 was recognized as stock-based compensation expense under general and administrative expense in the consolidated statements of operations. At December 31, 2011 and 2010, there were no remaining unrecognized compensation costs related to unvested options.

A summary of the option activity under the plan for 2011 and 2010 is as follows:

	2011			2010
		Weighted			Weighted
		Average			Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Balance, beginning of year	450,000	$2.43		910,000	$2.20
Granted	—	—		—	—
Exercised	—	—		(450,000)	1.93
Forfeited	—	—		(10,000)	4.00
Balance, end of year	450,000	$2.43	$—	450,000	$2.43	$488,000
Exercisable at December 31	450,000	$2.43	$—	450,000	$2.43	$488,000

Ended vested at December 31	450,000	$2.43	$—	450,000	$2.43	$488,000

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Vested
Weighted
		Average	Weighted		Remaining	Weighted
Exercise		Remaining	Average		Vested	Average
Price	Outstanding	Contractual	Outstanding	Vested	Contractual	Vested
Range	Options	Life	Strike Price	Options	Life	Strike Price

$2.24 - $4.00	450,000	2.53	$2.43	450,000	2.53	$2.43

Restricted Stock

On December 21, 2011 the Board of Directors granted 4,710,000 shares of restricted stock (performance awards) to certain employees under the 2011 Equity Incentive Plan. These awards vest based on certain performance conditions including the validation of measured and indicated resources and /or proven and probable reserves at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and/or achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of 90 days.

The restricted stock fair value at date of grant was $1.89 per share (with a total gross value of $8,901,900). The unvested restricted stock awards expire five years after the grant date. As of December 31, 2011, none of the restricted stock shares had been vested as the required performance conditions had not been achieved.

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At December 31, 2011, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares of $203,731 during the year ended December 31, 2011. Additionally, the Company has estimated that certain of these performance conditions are not probable of being achieved and therefore no expense related to those conditions has been recognized.

19.    Stock Warrants

During 2010, the Company issued 3,285,638 of detachable warrants associated with the convertible debentures issuances. The fair value of the warrants were recorded as a debt discount to the respective convertible debentures.

A summary of the warrant activity for the years ended December 31, 2011 and 2010 is as follows:

	2011			2010
		Weighted			Weighted
		Average			Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Price	Value
Balance, beginning of year	2,333,500	$3.47		1,510,643	$3.38
Granted	—	—		3,285,638	$1.91
Exercised	—	—		(2,462,781)	$1.14
Forfeited	—	—		—	—
Balance, end of year	2,333,500	$3.47	$—	2,333,500	$3.47	$245,410
Exercisable at December 31	2,333,500	$3.47	$—	2,333,500	$3.47	$245,410

A summary of outstanding warrants at December 31, 2011 is as follows:

		Number of	Original	Exercise
Note Description	Issue Date	Warrants	Term	Price

Private Placement Q2 2008	Q2 2008	200,000	6 years	4.00
Private Placement Q4 2008	Q4 2008	221,000	6 years	3.00
Private Placement Q1 2009	Q1 2009	312,500	6 years	3.00
Convertible Notes May 09 – Aug 09	Q2 2009 – Q3 2009	200,000	4 years	4.00
Convertible Notes Dec. 2009	Dec. 2009	1,125,000	3 years	3.50
Convertible Notes June 2010	June 2010	275,000	3 years	3.50
Total		2,333,500

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

The fair value of each grant was estimated at the date of the grant using the Black-Scholes-Merton option pricing model.  Black-Scholes-Merton utilizes assumptions related to volatility, the risk free interest rate, the dividend, and employee exercise behavior.  Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk free rate is based on the U.S. Treasury yield curve in affect at the date of grant.

The following assumptions were used in calculating the grant date fair value of warrants granted in 2010:

Weighted average volatility	101%
Expected term (years)	1.99
Risk free rate	0.37%
Dividend yield	0.00%
Weighted average grant date fair value	$0.47

Stock warrant expense is recognized using the fair value when granted. During the year ended December 31, 2010, $392,014 was recognized as interest expense in the consolidated statements of operations.

At December 31, 2011, all 2,333,500 of the outstanding warrants were vested. These warrants had an average remaining contract life of 3.03 years and a weighted average outstanding strike price of $3.47.

20.    Income Taxes

The benefit for income taxes from continued operations for the years ended December 31, 2011 and 2010 consist of the following:

	2011	2010
Current:
Federal	$—	$—

Deferred:
Federal	(76,081)	—

Income tax benefit	$(76,081)	$—

Income tax (benefit) expense differs from amounts computed by applying the statutory federal rate of 34% to pretax loss for the years ended December 31, 2011 and 2010 as follows:

Federal statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	32.9	33.7
Other	0.4	0.3
	(0.7)%	—%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,	December 31,
	2011	2010
Prepaid expenses	$—	$(91,696)
Asset retirement obligation	401,922	337,747
Fixed assets	(121,016)	32,174
Mine exploration costs	5,002,105	2,394,543
Derivatives - change in fair value	(332,754)	975,632
Stock-based compensation	682,761	610,730
Net operating losses	32,122,539	29,658,897
Transaction costs	1,312,856	1,312,855
Other	64,942	5,100
Valuation allowance	(39,133,355)	(35,235,982)
Total net deferred tax assets	$—	$—

At December 31, 2011, the Company had federal net operating losses of approximately $94,478,056 that will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2011 and 2010 of $39,133,355 and $35,235,982 for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by $3,897,373 and $20,302,000 in 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal income tax examination for tax years 2008 and forward, and is subject to state income tax examination for tax years 2008 and forward.

21.    Related Party Transactions

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company and Chairman of the Board of Directors, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (DWC). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels of property in Storey County, Nevada. The terms of the operating agreement provide that on each anniversary of the operating agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make contributions in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash upon request of Northern Comstock. If any event of default occurs under the operating agreement, the additional capital contributions can be accelerated and the entire unpaid amount of the Company’s capital contributions, up to the aggregate 34,500 shares of A-1 convertible preferred stock (approximately 53 million shares of common stock as converted), could become issuable immediately. Under certain circumstances, the additional capital contributions can be accelerated. The operating agreement further requires the Company to make certain capital expenditures of not less than $750,000 over five years with respect to each parcel of property. An up to 8% net smelter royalty is payable to Northern Comstock and distributable to Mr. Winfield and DWC. Under the terms of the operating agreement, all operating activities from the minerals or finished products produced from the parcels of property are conducted by the Company and recognized in the Company’s consolidated financial statements. The Company has no right to receive periodic or liquidating distributions related to any amounts contributed to Northern Comstock. The payments to the LLC do not result in the acquisition of any equity interest in Northern Comstock as there is no entitlement to receive future distributions or changes in the fair value of the net assets of Northern Comstock. The annual mineral rights payments are considered equity-based payments to non-employees and measured at fair value.

During the year ended December 31, 2011 and 2010, the Company made payments on the operating agreement described above via the issuance of Series A-1 convertible preferred stock valued at $1,931,999 and $2,127,786 respectively. These amounts were capitalized as prepaid expenses and are amortized over a one year period. During the year ended December 31, 2011 and 2010 the Company recognized amortization expense of approximately $2,092,000 and $419,000, respectively.

Tax Indemnification

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company has agreed to indemnify the Winfield Group for any amounts as part of the exchange that are determined to be taxable as ordinary income to each member of the Winfield Group. Such indemnified amounts would include (i) any federal, state and local income tax, penalties and interest such member is actually obligated to pay out-of-pocket as a result of such determination, after taking into account (a) all increases in federal, state and local income taxes actually payable as a result of the receipt of any such indemnity payment and (b) the deduction to which such member would be entitled for federal income tax purposes for state and local income taxes paid. The Company may at its option, pay the indemnity amount either in cash or in a number of common shares equal to the indemnity amount divided by the average of the volume weighted average closing prices of common shares for the five consecutive trading days ending on the trading day that is immediately prior to the date of such payment.

Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. At December 31, 2011 and 2010, the Company recorded a liability of $3,861,340 for this tax indemnification at the amount which is probable of being indemnified by the Company. While management believes that the assumptions and estimates used to determine this liability is reasonable, the ultimate outcome of those matters cannot presently be determined. Revisions in estimates of the potential liability could materially affect our operations in the period of adjustment.

22.    Commitments and Contingencies

The Company leases certain mineral properties and equipment under operating leases expiring at various dates through 2049. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2011:

	Third Party	Related Party
Year Ended December 31	Leases	Leases	Total
2012	$52,000	$874,500	$926,500
2013	52,500	862,500	915,000
2014	52,400	862,500	914,900
2015	55,600	862,500	918,100
2016	60,000	862,500	922,500
Thereafter	560,000	28,462,500	29,022,500
Total	$832,500	$32,787,000	$33,619,500

Included in the related party leases above is an operating agreement with a related party and member of the Board of Directors. The terms of this agreement provide that the Company will make contributions in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash. The above disclosure assumes cash payments are made, although the actual fair value of the payment amount may differ if preferred stock is issued in lieu of cash.

Rent expense under operating leases for the year ended December 31, 2011 and 2010 was $2,155,950 and $472,654, respectively.

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable are $58,100 per year in 2011, increasing by approximately $6,000 per year through 2016. For most of the mineral properties and leases, the Company is subject to a wide range of royalty obligations once production commences. These royalties range from 0.5% to 6% of net smelter revenues from minerals produced on the properties. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold.

The Company has engaged outside third parties to construct, refurbish and upgrade its processing plant and refinery and entered into certain heavy equipment purchase agreements. The costs are expected to approximate $6.2 million that will be paid and capitalized as the assets are constructed. As of December 31, 2011, approximately $2.7 million are capitalized as construction in progress within properties, plant and equipment in the consolidated balance sheets.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

23. Subsequent Events

On January 4, 2012, we completed the purchase of the Dayton, effectively purchasing the 4 patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000. The purchase included a $500,000 upfront payment. The seller will finance $2,500,000 with a 0% interest seller’s note. The note will be payable with equal quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principal due in five years.

In February and March of 2012, the Company purchased various additional property and mineral properties for approximately $1,405,400, of which $614,500 was paid in cash, $690,900 was paid by the issuance of seller’s notes and $100,000 was paid in Company common stock.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission".

We believe that internal control over financial reporting is effective as of December 31, 2011. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our internal controls over financial reporting were not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

Management previously identified a material weakness in internal control over the calculation of certain complex accounting transactions which were described in our Annual Report on Form 10-K for the year ended December 31, 2010. During 2011, management focused on remediating this material weakness, and during the fourth quarter of this year its remediation of this material weakness was completed.

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

Remediation Actions Relating to Material Weaknesses

Beginning in 2011, we initiated a quarterly process to review complex accounting matters with the Chief Executive Officer and the Chief Accounting Officer. We also engaged a third-party valuation specialist to assist in the calculation of the fair value of all embedded derivatives and have engaged other specialists as needed to address complex accounting matters. In addition, we have engaged a third-party consultant to review our financial reporting controls and procedures to ensure timely and accurate reporting. Since July 2011, we have hired three additional accounting and finance resources to manage the accounting, financial reporting, and treasury functions.

We believe the measures described above remediated the material weaknesses we identified in 2010 and have strengthened our internal controls over financial reporting. No such material weakness existed at December 31, 2011. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify certain of the remediation measures described above.

Except as described above, there have been no changes during the quarter ended December 31, 2011, in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and officers. Each director’s term runs until the next annual meeting of shareholders or until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Each officer’s term runs until the Board of Directors meeting following the next annual meeting of shareholders or until his successor is duly elected and qualified, or until his earlier death, resignation or removal:

Name	Age	Position

John V. Winfield	65	Director, Chairman of the Board
Scott H. Jolcover	61	Director
William J. Nance	68	Director
Robert A. Reseigh	66	Director
Corrado De Gasperis	46	Director, Chief Executive Officer and President
Mark A. Jewett	46	Chief Accounting Officer

John V. Winfield, Chairman of the Board of Directors

John V. Winfield has been a director of the Company since June 2011. Mr. Winfield and his affiliates are the largest shareholders of the Company. Pursuant to the terms of the Company’s Series A-1 Convertible Preferred Stock, Mr. Winfield is entitled to a seat on the Board of Directors. He is the Chairman of the Board, President and Chief Executive Officer of The Intergroup Corporation. Mr. Winfield was first appointed to the Board of Intergroup in 1982. He currently serves as Intergroup’s Chairman of the Board, President and Chief Executive Officer, having first been appointed such in 1987. Mr. Winfield also serves as Chairman, President and Chief Executive Officer of Intergroup’s subsidiaries, Santa Fe Financial Corporation (Santa Fe) and Portsmouth Square, Inc. (Portsmouth), both public companies. Mr. Winfield has extensive experience as an entrepreneur and investor, as well as managerial and leadership experience from serving as a chief executive officer and director of public companies.

Scott H. Jolcover, Director

Scott H. Jolcover has served as a director of the Company since January 2008. Mr. Jolcover has over 30 years of experience in Nevada mining, land and mine acquisitions and divestitures, mineral leasing, royalty and commercial real estate. Prior to the Company’s acquisition of the Plum Mine in 2003 and until 2006, Mr. Jolcover also served as General Manager of the Plum Mine. Mr. Jolcover’s knowledge of the Nevada mining industry, state and local practices and agencies and the Nevada real estate industry provides insight to the Board and support to the management team. He holds an Associates Degree with further studies in Technical Industrial Education from Southern Illinois University. Mr. Jolcover’s mining experience and his broad knowledge of precious metals mining in the Comstock District led the Board to conclude that he should serve as one of its directors.

William J. Nance, Director

William J. Nance has been a director of the Company since October 2005. Mr. Nance also serves as the Chairman of the Audit and Compensation Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he specialized in the area of REITS, restructuring of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of The Intergroup Corporation since 1984 and of Santa Fe Financial Corporation and Portsmouth Square Inc. since May 1996. He holds a Bachelors Degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of business functions. Mr. Nance also brings over 20 years of experience as a director on public company boards.

Robert Reseigh, Director

Robert A. Reseigh has been a director of the Company since September 2008. Mr. Reseigh has over 40 years of experience in the mining and underground construction industries. Following graduation from the Colorado School of Mines in 1968 with a Masters degree in Mining Engineering, and service in the U.S. Army, Mr. Reseigh joined Peter Kiewit Sons and progressively held the positions of Project Engineer, Superintendent, Project Manager, and Estimator before being promoted to District Manager, Vice President, and Area Manager. Bob retired from Kiewit after 18 years of service, and joined Atkinson Construction in the capacity of Executive Vice President where he ran the Underground Group for 15 years prior to joining Barnard Construction where he most recently was a Senior Advisor overseeing the expansion of Barnard’s tunnel, shaft construction and rehabilitation businesses.

Mr. Reseigh’s career specialized in underground construction, both domestically and overseas. He is one of the most experienced and knowledgeable individuals in the country in deep shaft and drill and blast tunnel work, having been responsible for in excess of six miles of shaft sinking and 55 miles of tunnel/horizontal mine development in his career. In addition, his work has involved both mine development and heavy civil projects, including subways, outfalls, railroads, dams, pump storage, water and sewer, marine construction, and municipal work. Mr. Reseigh served in executive positions at a large mining company and several construction companies during his professional career. His roles encompassed significant operational management, providing him knowledge and experience in an array of functional areas critical to public companies.

Mr. Reseigh was a frequent speaker at mining and construction industry conferences and has published several industry-specific papers. Mr. Reseigh has also been appointed as a member of the Moles Association and the Beavers Association, East Coast- and West Coast- based associations of prominent individuals in the heavy construction industry.

Corrado De Gasperis, Director, President & Chief Executive Officer

Corrado De Gasperis has been a director of the Company since June 2011. Mr. De Gasperis was elected as President and CEO of the Company in April 2010. In addition to serving as President and CEO of the Company, Mr. De Gasperis is also the Company’s Principal Financial Officer. He brings to the Company more than 23 years of experience in manufacturing, metals and mining operational management, construction project management, financial and information management, restructuring, capital markets and board level governance.

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

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis, through Comstock Mining, is an active member of the Northern Nevada Development Association and the Nevada Mining Association, serving on its Exploration Committee. Mr. De Gasperis is also a Member of the Prospectors and Developers Association of Canada.

Mark A. Jewett, Chief Accounting Officer

Mark A. Jewett has been Chief Accounting Officer of the Company since December 2011. Mr. Jewett has over 25 years of accounting and financial experience. Mr. Jewett was Chief Financial Officer of Epiphany Management Solutions and Chief Accounting Officer of eTrials Worldwide, Inc. He also worked for Robert Half Management Resources and Arthur Andersen & Company. Mr. Jewett holds Bachelors of Science degrees in Accounting and Computer Science from Milligan College and a Masters of Accountancy degree from East Tennessee State University. He is a Certified Public Accountant and Certified Internal Auditor.

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by John Winfield, who has served as our Chairman of the Board since June 2011. On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Based on these disclosures, the Board of Directors has determined that each of our directors and nominees, with the exception of Mr. De Gasperis, qualify as “independent” under the listing standards of NYSE Amex LLC (AMEX), federal securities laws and SEC rules with respect to members of boards of directors and members of all board committees on which he serves.

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

The Nominating and Governance Committee of the Board reviews at least annually the skills and characteristics of new and existing directors, including diversity. Shareholders may recommend nominees to the Board in accordance with the Bylaws of the Company. No changes to this policy have occurred in the last fiscal year.

Board

On December 31, 2010, our Board adopted Corporate Governance Guidelines, a Code of Conduct and Ethics and a written charter for each committee that, at a minimum, are intended to satisfy the requirements of the listing standards of the NYSE Amex. These guidelines cover such matters as purpose and powers, composition, meetings, procedures, required responsibilities and discretionary activities which our Board or the appropriate committee should periodically consider undertaking. Each committee is authorized to exercise all power of our Board with respect to matters within the scope of its charter.

Our Corporate Governance Guidelines, the Code of Conduct and Ethics and each of the committee charters are available on our website at http://www.comstockmining.com/investors/corporate-governance. The information contained on our website is not part of this Report on Form 10-K.

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

Mr. De Gasperis is the only member of management who currently serves as a Comstock director. All of our non-management directors are independent under applicable NYSE Amex guidelines.

Code of Conduct and Ethics

The Code of Conduct applies to all employees, including senior executives and financial officers, as well as to all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE Amex, as well as the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics with respect to executive officers and directors. Our Code of Conduct and Ethics is available on our website at www.comstockmining.com/filescorporate-governance/ComstockMining_CodeofConduct20101231.pdf.

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

Members of the Audit and Finance Committee are William Nance, Chairman, and Scott Jolcover. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE Amex and SEC. William Nance will qualify as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of William Nance as an “audit committee financial expert” will no impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement will not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

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

SECTION 16(a)

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, with the exception of director Robert Reseigh who filed his Form 4 late for a transaction that occurred on April 15, 2011 and Sun Valley Gold LLC which did not timely file a Form 3.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth, for the periods indicated, the total compensation for services provided to us by the person who served as our principal executive officer (CEO) and principal financial officer during 2011 and the other executive officer other than the CEO who served as an executive officer at the end of 2011 as well as one former executive officer who received aggregate compensation exceeding $100,000 during 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Total ($)
Corrado De Gasperis	2011	360,000	5,197,500	5,557,500
President and Chief Executive Officer (2)	2010	250,000		250,000

Mark Jewett	2011	39,375	189,000	228,375
Chief Accounting Officer (3)

Rob Faber	2011	150,000	187,000	337,000
former Chief	2010	160,000		160,000
Accounting Officer (4)

(1)	The amounts in the column reflect the aggregate grant date fair value for stock awards computed in accordance with FASB ASC Topic 718. All assumptions made in the valuation of the awards are discussed in the notes to the Financial Statements Note 18. The named executive officers received grants of restricted shares in December 2011 as follows: Mr. DeGasperis, 2,750,000; for Mr. Jewett, 100,000; and for Mr. Faber, 100,000. The stock awards vest upon the attainment of performance goals described under Equity Compensation below. The amounts above reflect the value based on the probable outcome of the performance goals and the amount is the same assuming that the highest level of performance conditions will be achieved.

(2)	Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010.

(3)	Mr. Jewett was hired on September 12, 2011 and was appointed the Chief Accounting Officer of the Company on December 21, 2011. Mr. Jewett’s base salary is $135,000 per year.

(4)	Mr. Faber served as the Chief Accounting Officer from April 21, 2010 to December 21, 2011. Mr. Faber’s employment with the Company terminated on December 27, 2011 and he received severance in accordance with a separation agreement described below.

 The terms of each of Mr. De Gasperis’ employment agreement and Mr. Faber’s resignation agreement are described in detail in Employment, Retirement and Severance Plans and Agreements below. Mr. Jewett does not have an employment agreement but received an offer letter providing for a base salary of $135,000 and the right to reimbursement of incurred costs associated with relocation.

Equity Compensation

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Plan is 6,000,000 shares of common stock. The 2011 Plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance share awards), restricted stock units, stock options, and other types of stock-based awards. Awards with respect to shares of common stock, other than dividend equivalents, granted to any one individual under the Plan may not be made with respect to more than 3,000,000 shares of common stock, in the aggregate, in any consecutive 12-month period, subject to adjustment as described in the 2011 Plan.

On December 21, 2011 the Board of Directors granted 4,710,000 shares of restricted stock (each called a performance share award) to certain employees under the 2011 Plan. Of these shares, our named executive officers received the following grants: 2,750,000 were granted to Mr. DeGasperis, 100,000 were granted to Mr. Jewett and 100,000 were granted to Mr. Faber. Each of the restricted stock awards granted under the 2011 plan were subject to the following vesting schedule:

•	one-fifth (1/5) of the restricted shares shall vest on the date of certification by the compensation committee of the attainment of both (A) the validation through an independent external report (that is, a National Instrument 43-101 Report or its successor (a “NI 43-101”)) of qualified resources (at least measured and indicated) and reserves (probable and proven) of the Company aggregating 1,000,000 ounces of gold equivalent and (B) the completion of the first metal pour from the mining operations (that is, the mine and heap leach are operational by the Company);
•	one-fifth (1/5) of the restricted shares shall vest on the date of certification by the compensation committee of the attainment of both (A) the validation through a NI 43-101 of qualified resources (at least measured and indicated) and reserves (probable and proven) of the Company aggregating 1,500,000 ounces of gold equivalent and (B) the completion of three months (that is, ninety (90) days) of consecutive mining operations (that is, the mine and heap leach are operational) at an annual production rate of 15,000 ounces of gold equivalent;
•	one-fifths (1/5) of the restricted shares shall vest on the date of certification by the compensation committee of the attainment of both (A) the validation through a NI 43-101 of qualified resources (at least measured and indicated) and reserves (probable and proven), in each case including those previously validated, of the Company aggregating 2,000,000 ounces of gold equivalent and (B) the completion of three months (that is, ninety (90) days) of consecutive mining operations at an annual production rate of 17,500 ounces of gold equivalent; and
•	two-fifth (2/5) of the restricted shares shall vest on the date of certification by the compensation committee of the attainment of both (A) the validation through a NI 43-101 of qualified resources (at least measured and indicated) and reserves (probable and proven), in each case including those previously validated, of the Company aggregating 3,250,000 ounces of gold equivalent and (B) the completion of three months (that is, ninety (90) days) of consecutive mining operations at an annual production rate of 20,000 ounces of gold equivalent.

In addition, if a change in control of the Company (as defined in the 2011 Plan)occurs, then the shares would vest immediately and, following the date on which the participant’s employment is terminated by the Company without cause or following the participant’s disability, the portion of the award that would vest upon achieving the next objective shall vest at the time of termination.   The unvested awards expire five years after the grant date.

In 2005, the Company adopted a stock option and incentive plan that was approved by our stockholders in October 2005, which expired in June 2011 upon the adoption of the 2011 Plan with no awards having been issued thereunder.

In 2006, the Company adopted another stock option and incentive plan (“2006 Plan”), which was approved by our stockholders in November 2006 and which provided for a maximum of 4,000,000 shares of common stock to be issued (the shares reflect the adjustment due to the reverse stock split).  Under the 2006 Plan, options, stock and other awards may be granted to employees and non-employee directors. Stock options granted under the 2006 Plan generally vest over three years and expire ten years from the date of the grant. Options to purchase an aggregate of 50,000 fully vested options remain outstanding under the plan, which expired in June 2011 upon the adoption of the 2011 Plan.

Fully vested options to purchase 400,000 shares of our common stock were granted to Mr. Faber, outside of a plan, in January 2008, which options expire December 31, 2013.

OUTSTANDING STOCK OPTION AND UNVESTED STOCK AWARDS FISCAL YEAR END FOR 2011

Shares of common stock underlying unexercised stock options and unvested stock awards at December 31, 2011 are summarized below:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)
Corrado DeGasperis (1)	—	—	—	2,750,000	5,060,000
Mark Jewett (1)	—	—	—	100,000	184,000
Robert T. Faber (2)	400,000	2.238	12/31/2013	100,000	184,000

(1)          The restricted stock was granted to Messrs. DeGasperis and Jewett on December 21, 2012. The awards will vest in accordance with the vesting terms described under Equity Compensation above.

(2)          The options were granted to Mr. Faber on January 9, 2008 and, pursuant to the terms of the resignation agreement between the Company and Mr. Faber effective December 27, 2011, as described under Employment, Retirement and Severance Plans and Agreements below, the options will expire on December 31, 2013 if not exercised prior to that date. The restricted stock was granted to Mr. Faber on December 21, 2011 and, pursuant to the terms of his resignation agreement, may vest on December 27, 2012.

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

Equity Awards. The Company was required to adopt an equity incentive plan with certain terms. The Board adopted the 2011 Plan in June 2011 and granted an award of 2,750,000 shares of restricted stock under the 2011 Plan in December 2011, with the terms described under Equity Compensation above.

Rights on Termination of Employment. If Mr. De Gasperis’ employment is terminated without “cause,” if his employment is terminated due to his “disability” or if he resigns for “good reason” (each term as defined in his agreement), subject to his executing a release in our favor, Mr. De Gasperis shall be entitled to:

•	a lump sum payment of all accrued amounts due to him through the date of his termination;
•	continued base salary for twelve months (or thirty-six months if the termination is during the three year period following a change in control); and
•	continuation of health and life insurance benefits for the longer of the period during which base salary is payable following termination or 18 months (unless he is entitled to participate in the health plan of a new employer).

In addition, pursuant to the terms of his restricted stock agreement with the Company dated December 21, 2011, if Mr. DeGasperis’ employment is terminated without cause or following his disability, and if he signs a release, he will vest, on the 30th day following termination of employment, in a pro rata portion of the restricted stock awards as if the next objective to be achieved for vesting had been achieved.

If Mr. De Gasperis’ employment is terminated due to his death, his estate is entitled to the benefits (other than continued life insurance coverage) outlined above.

Upon a termination of Mr. De Gasperis’ employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination.

Non-Compete. The agreement prohibits Mr. De Gasperis from competing with us during the term of his employment and for one year thereafter.

Director Election. The Company agreed to take and cause to be taken all such action as may be necessary to elect Mr. De Gasperis as a director of the Company under certain circumstances which circumstances were satisfied in October 2010.

Robert T. Faber’s Separation Agreement

Effective December 27, 2011, Mr. Faber and the Company entered into a resignation agreement pursuant to which Mr. Faber executed a release in favor of the Company in exchange for which Mr. Faber is entitled to continue receiving payments equal to his base salary through December 27, 2012. Mr. Faber further agreed that he will not compete with the Company or solicit any employees or business relationships of the Company for 24 months following December 27, 2013. Pursuant to his resignation agreement the 100,000 restricted shares granted to Mr. Faber in 2011 may vest on December 27, 2012, if he complies with the terms of his resignation agreement. The options granted to Mr. Faber in 2008 will remain exercisable until December 31, 2013.

Restricted Stock Awards. As referenced in Equity Compensation above, if a change in control of the Company (as defined in the 2011 Plan) occurs, then the shares of restricted stock granted to the named executive would vest immediately and, following the date on which the named executive officer’s employment is terminated by the Company without cause or following his disability, the portion of the award that would vest upon achieving the next objective shall vest at the time of termination.   For purposes of the 2011 Plan, change in control occurs, generally, on the following:

•	the date on which any person or group becomes the beneficial owner of 40% or more of the then issued and outstanding common stock or voting securities of the Company (not including securities held by our employee benefit plans or related trusts or certain acquisitions by John Winfield and his affiliates);
•	the date on which any person or group acquires the right to vote on any matter, by proxy or otherwise, with respect to 40% or more of the then issued and outstanding common stock or voting securities of the Company (not including securities held by our employee benefit plans or related trusts or certain acquisitions by John Winfield and his affiliates);

•	the date, at the end of any two-year period, on which individuals, who at the beginning of such period were directors of the Company, or individuals nominated or elected by a vote of two-thirds of such directors or directors previously so elected or nominated, cease to constitute a majority of our Board;
•	the date on which stockholders of the Company approve a complete liquidation or dissolution of the Company; or
•	the date on which we consummate certain reorganizations, mergers, asset sales or similar transactions.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2011.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	50,000	$4.00	1,290,000

Equity Compensation Plans Not Approved by Stockholders (2)	400,000	$2.238	—
Total	450,000	$2.434	1,290,000

(1) The table does not include the 4,710,000 shares of restricted stock granted under the 2011 Plan in December 2011, and not issued as of December 31, 2011. The equity compensation plans approved by shareholders include the 2011 Plan, under which 1,290,000 shares remain available for issuance, and the option and incentive plan adopted by the Company in 2006, under which no additional awards may be granted.

(2) The outstanding options listed in this row represent options granted to Mr. Faber on January 9, 2008, in respect of 400,000 shares at an exercise price of $2.238 per share. Pursuant to the terms of the resignation agreement as described above, the options will expire on December 31, 2013 if not exercised prior to that date.

COMPENSATION OF DIRECTORS

During 2011, all directors who are not Company employees were granted shares of the Company’s common stock for their service as a director in addition to annual retainers payable in cash. Annual retainers are generally payable in equal monthly installments. Compensation in respect of 2011 for our directors is disclosed below:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total Compensation ($)
William Nance	75,000	305,000	380,000
Robert Reseigh	75,000	370,000	445,000
Scott Jolcover	100,000	305,000	405,000

(1)	No payments included interest or earnings.

(2)	The amounts above reflect the aggregate grant date fair value for the stock awards and option awards, respectively, computed in accordance with FASB ASC Topic 718. All assumptions made in the valuation of the awards are discussed in the notes to the Financial Statements Note 18. The non-employee directors received grants of 100,000 shares of common stock each in 2011, and the shares were fully vested when issued. As of December 31, 2011, the non-employee directors had no other unvested stock awards. Option awards to purchase shares of common stock were as follows: Mr. Nance 15,000 options; Mr. Reseigh 15,000 options; and Mr. Jolcover 15,000 options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth, as of March 30, 2012, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership(k)		Percent of class(b)
Longview, LP c/o Viking Asset Management LLC 600 Montgomery Street, 44th Floor San Francisco, CA 94111	Common Stock	7,096,939	(c)	15.3%
Sun Valley Gold Master Fund, Ltd. 620 Sun Valley Road P.O. Box 2759 Sun Valley, ID 83353	Common Stock	5,537,509	(d)	12.5%
Solus Core Opportunities Master Fund Ltd. c/o Solus Alternative Asset Management LP 430 Park Avenue, 9th Floor New York, New York 10022	Common Stock	3,213,309	(e)	7.6%

Officers and Directors

John Winfield	Common Stock	38,072,258	(f)	50.8%
Corrado De Gasperis	Common Stock	2,750,000	(g)	7.0%
Rob Faber	Common Stock	400,900	(h)	1.0%
Scott Jolcover	Common Stock	224,620	(i)	*
William Nance	Common Stock	190,000	(j)	*
Robert Reseigh	Common Stock	115,000	(k	*
Mark Jewett	Common Stock	100,450	(l)	*
All directors and executive officers as a group (7 persons)	Common Stock	41,853,228	(k)	59.5%

* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.
(b)	Applicable percentage of ownership is based on 39,482,791 shares of common stock outstanding as of March 30, 2012 together with all applicable options, warrants and other securities convertible into shares of our common stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after March 30, 2012 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.
(c)	Includes 6,917,572 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-2 Preferred Stock.
(d)	Includes (i) 585,790 shares of the Company’s common stock held directly by Sun Valley Gold Master Fund, Ltd. (“Sun Valley”), (ii) 3,141,818 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series B Preferred Stock held by Sun Valley, (iii) 58,951 shares of the Company’s common stock held by Lowes Corporation (“Lowes”), (iv) 974,545 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series B Preferred Stock held by Lowes, (v) 24,342 share of the Company’s common stock held by Compass Offshore SAV PCC Limited (“Compass Offshore”), (vi) 402,424 shares of the Company’s common stock issuable upon conversion of shares of currently convertible shares of Series B Preferred Stock held by Compass Offshore, (vii) 19,943 shares of the Company’s common stock held by Compass SAV LLC (“Compass”) and (viii) 329,696 shares of the Company’s common stock issuable upon conversion of shares of currently convertible shares of Series B Preferred Stock held by Compass.
(e)	Includes 3,030,303 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series B Preferred Stock.
(f)	Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of Intergroup Corporation (“Intergroup”), Santa Fe Financial Corporation (“Santa Fe”) and Portsmouth Square, Inc. (“Portsmouth”) and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of Intergroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock LLC (“Northern Comstock”). The 38,072,258 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 913,569 shares of the Company’s common stock held directly by Mr. Winfield, (ii) 318,750 shares of the Company’s common stock issuable upon exercise of vested warrants held directly by Mr. Winfield, (iii) 11,798,862 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held directly by Mr. Winfield, (iv) 798,834 shares of the Company’s common stock held by Intergroup, (v) 10,095,268 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1Preferred Stock held by Intergroup, (vi) 127,500 shares of the Company’s common stock issuable upon exercise of vested warrants held by Intergroup, (vii) 601,942 shares of the Company’s common stock held by Portsmouth, (viii) 6,773,609 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Portsmouth, (ix) 127,500 shares of the Company’s common stock issuable upon exercise of vested warrants held by Portsmouth, (x) 306,684 shares of the Company’s common stock held by Santa Fe, (xi) 3,455,130 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Santa Fe, (xii) 63,750 shares of the Company’s common stock issuable upon exercise of vested warrants held by Santa Fe (xiii) 41,091 shares of the Company’s common stock held by Northern Trust, (xiv) 2,649,768 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Northern Comstock. The holders of Series A-1 Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis); provided that each share of the Series A-1 Preferred Stock is entitled to 5 times the number of votes per share of common stock to which it would otherwise be entitled. Mr. Winfield is therefore entitled to 176,525,306 votes on matters submitted to the vote of the common stock or approximately 73% of votes entitled to be cast on matters submitted to the vote of the common stock.

(g)	Includes 2,750,000 shares of the Company’s restricted common stock issuable upon vesting.
(h)	Includes 400,000 shares of the Company’s common stock issuable upon exercise of vested options.
(i)	Includes (i) 14,000 shares of the Company’s common stock held by San Lucas Mining Inc. of which Mr. Jolcover owns 100% and (ii) 15,000 shares of the Company’s common stock issuable upon exercise of vested options.
(j)	Includes 15,000 shares of the Company’s common stock issuable upon exercise of vested options.
(k)	Includes 15,000 shares of the Company’s common stock issuable upon exercise of vested options.
(l)	Includes 100,000 shares of the Company’s restricted common stock issuable upon vesting.
(m)	Includes (i) 445,000 shares of the Company’s common stock issuable upon exercise of vested options, (ii) 637,500 shares of the Company’s common stock issuable upon exercise of currently exercisable warrants, (iii) 34,772,637 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock and (iv) 2,850,000 of the Company’s restricted common stock issuable upon vesting.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two groups of property leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

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

The Operating Agreement further provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain capital expenditures of not less than $750,000 over five years with respect to each group of property. Under the terms of the Operating Agreement: (i) all cash flows from the bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company after certain distributions to the other members of Northern Comstock of up to 6% of net smelter returns with respect to DWC and 2% with respect to Mr. Winfield, in each case subject to the price of gold per ounce and the amount of ounces produced; (ii) an annual distribution of 500 and 362.5 shares of Series A-1 Preferred Stock will be set aside for distribution to DWC and Mr. Winfield, respectively, but such distribution will be retained by Northern Comstock unless DWC and Mr. Winfield otherwise instruct the Company to distribute the shares to them (subject to the limitations mentioned above); and (iii) all other distributions of cash or other property of Northern Comstock shall be permitted only with the prior written consent of all members.  In accordance with the Operating Agreement, Northern is managed, and the conduct of its affairs, operations and activities are controlled, exclusively by or under the direction of Mr. Winfield; however, given that the exclusive right to perform the primary business of Northern Comstock is granted to the Company under the Operating Agreement, the only actions left to be performed by Mr. Winfield, as manager, are generally ministerial in nature such as maintaining books and records relating to capital contributions and distributions.

Tax Indemnification

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group for newly created Series A-1 Preferred Stock. At December 31, 2011 and 2010, the Winfield Group, collectively, was the beneficial owner of 75.9% and 64.9% respectively of our outstanding common shares.  In connection with the retirement of the former indebtedness, each member of the Winfield Group agreed that if any taxing authority makes a determination that the value of any of the Series A-1 Preferred Stock delivered to such member is properly treated as ordinary income to such member (a “Proposed Adjustment”), he or it will exercise and pursue in good faith any and all administrative rights to appeal such Proposed Adjustment, including, without limitation, by filing a protest, petition, or any other document that preserves his or its right to appeal such Proposed Adjustment. The Company agreed that, if a final, non-appealable administrative determination (an “Administrative Determination”) is made that the value of any portion of the Series A-1 Preferred Stock is properly treated as ordinary income to such member of the Winfield Group, it will indemnify such member for (i) any incremental federal, state and local income tax, penalties and interest such member is actually obligated to pay out-of-pocket as a result of such determination, after taking into account (a) all increases in federal, state and local income taxes actually payable as a result of the receipt of any such indemnity payment and (b) the deduction to which such member would be entitled for federal income tax purposes for state and local income taxes paid (the “Indemnity Amount”), and (ii) its reasonable legal and accounting expenses incurred with respect to the protest of the Proposed Adjustment.  The Company may at its option, pay the Indemnity Amount either in cash or in a number of common shares equal to the Indemnity Amount divided by the average of the volume weighted average closing prices of common shares for the 5 consecutive trading days ending on the trading day that is immediately prior to the date of such payment.

Special Voting Rights

Provided that at least 25% of the Preferred Shares issued on or prior to October 20, 2011, is still outstanding, and as long as the Winfield Group still holds at least 25% of the Preferred Shares, the Company shall not, without the affirmative vote of the Winfield Group, enter into any transaction for the acquisition of any business, property or asset pursuant to which the Company will incur indebtedness to finance such acquisition in principal amount in excess of $500,000, pay any dividends to holders of Preferred Shares in cash in an amount to exceed $500,000, engage in a private placement or public offering of any common stock or common stock equivalents of the Company, enter into a Change of Control Transaction, as defined in each certificate of designation of the Company or enter into any transaction that would constitute a Fundamental Transaction, as defined in each certificate of designation of the Company.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to our company by Deloitte, for the fiscal years ended December 31, 2011 and 2010, are as follows:

	2011	2010
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$321,325	$296,000
Audit-related Fees	12,753
Tax Fees	28,850

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

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm	F – 1
Consolidated Balance Sheets	F – 2
Consolidated Statements of Operations	F – 3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F – 4
Consolidated Statements of Cash Flows	F – 5
Notes to Consolidated Financial Statements	F – 6

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and Qualifying accounts

YEARS ENDED DECEMBER 31, 2011 AND 2010

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended December 31, 2011
Tax valuation allowance	$35,235,982	$3,897,373		$39,133,355
Year ended December 31, 2010
Tax valuation allowance	$14,933,519	$20,302,463		$35,235,982

Exhibit Number	Exhibit

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 8, 2011)

4.1	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

4.2	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

4.3	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

10.1	2006 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 24, 2006)

10.2

Loan Agreement, dated as of December 10, 2009, by and among Gold spring, Inc. and those certain lenders set forth in Schedule A thereto (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 18, 2009)

10.3	Security Agreement, dated as of December 10, 2009, by and between Gold spring, Inc. and the parties set forth on Schedule A thereto (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on December 18, 2009)

10.4	Form of Warrant (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on December 18, 2009)

10.5	Loan Agreement, dated as of June 15, 2010, by and among Gold spring Inc. and those certain lenders set forth on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2010)

10.6	Security Agreement, dated as of June 15, 2010, by and between Gold spring, Inc. and the parties set forth on Schedule A thereto. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2010)

10.7	Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2010)

10.8	Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 21, 2010)

10.9	Registration Rights Agreement, dated as of October 20, 2010, by and among the Company and the parties identified therein (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 21, 2010)

10.10	Registration Rights Agreement, dated as of August 31, 2010, by and among the Company and the parties identified therein (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 21, 2010)

10.11	Securities Purchase Agreement, dated as of October 20, 2010, by and among the Company and the purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 21, 2010)

10.12	Securities Purchase Agreement, dated as of August 31, 2010, by and among the Company and the purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2010)

10.13	Consent dated as of August 8, 2011, by and among the Company and the stockholders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2011)

10.14	Comstock Mining Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2011)

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2011)

10.16	Underwriting Agreement dated as of February 8, 2012, by and between the Company and Global Hunter Securities, LLC, as representative of the several underwriters party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on February 10, 2012)

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*      Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the year ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Mark A. Jewett
Name: Mark A. Jewett
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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Director, President and Chief Executive Officer
Corrado De Gasperis

/s/ MARK A. JEWETT	Chief Accounting Officer
Mark A. Jewett

/s/ scott h. jolcover	Director
Scott H. Jolcover

/s/ William Nance	Director
William Nance

/s/ Robert a. reseigh	Director
Robert A. Reseigh

/s/ JOHN V. WINFIELD	Director
John V. Winfield

Exhibit Index

Exhibit Number	Exhibit

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 8, 2011)

4.1	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

4.2	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

4.3	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010)

10.1	2006 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 24, 2006)

10.2

Loan Agreement, dated as of December 10, 2009, by and among Gold spring, Inc. and those certain lenders set forth in Schedule A thereto (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 18, 2009)

10.3	Security Agreement, dated as of December 10, 2009, by and between Gold spring, Inc. and the parties set forth on Schedule A thereto (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on December 18, 2009)

10.4	Form of Warrant (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on December 18, 2009)

10.5	Loan Agreement, dated as of June 15, 2010, by and among Gold spring Inc. and those certain lenders set forth on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2010)

10.6	Security Agreement, dated as of June 15, 2010, by and between Gold spring, Inc. and the parties set forth on Schedule A thereto. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2010)

10.7	Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2010)

10.8	Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 21, 2010)

10.9	Registration Rights Agreement, dated as of October 20, 2010, by and among the Company and the parties identified therein (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 21, 2010)

10.10	Registration Rights Agreement, dated as of August 31, 2010, by and among the Company and the parties identified therein (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 21, 2010)

10.11	Securities Purchase Agreement, dated as of October 20, 2010, by and among the Company and the purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 21, 2010)

10.12	Securities Purchase Agreement, dated as of August 31, 2010, by and among the Company and the purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2010)

10.13	Consent dated as of August 8, 2011, by and among the Company and the stockholders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2011)

10.14	Comstock Mining Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2011)

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2011)

10.16	Underwriting Agreement dated as of February 8, 2012, by and between the Company and Global Hunter Securities, LLC, as representative of the several underwriters party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on February 10, 2012)

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101         Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the year ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

