Form 10-Q
period 2012-03-31
Comstock Mining Inc.
filed 2012-05-15
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

(775) 847-4755

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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at May 14, 2012 was 39,497,943.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the following: global economic and capital markets uncertainty; the speculative  nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential inability to obtain requisite permits or zoning clearance; potential inability to continue to comply with government regulations and / or listing requirements; adoption of or changes in legislation or regulation adversely  affecting our business opportunities that may be presented to or pursued by us; deficiencies in our internal controls; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of  prices for gold or certain other commodities (such as silver, diesel fuel, cyanide, zinc, and electricity);changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to commence production;   potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment, raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; and work stoppages or other labor difficulties.  Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.  All subsequent written and oral forward-looking statements by or attributable to us or persons action on our behalf are expressly qualified in their entirety by these factors.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,307,688	$6,955,010
Available-for-sale securities	738,023	2,211,287
Prepaid expenses	1,840,716	1,842,479
Total current assets	17,886,427	11,008,776

MINERAL RIGHTS AND PROPERTIES	7,701,908	4,869,683
PROPERTIES, PLANT AND EQUIPMENT, Net	13,110,655	9,383,723
RECLAMATION BOND DEPOSIT	1,349,155	721,748
RETIREMENT OBLIGATION ASSET	768,753	825,481
OTHER ASSETS	158,271	164,741

TOTAL ASSETS	$40,975,169	$26,974,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,638,991	$1,755,381
Accrued expenses	4,388,283	4,151,410
Long-term debt obligations – current portion	383,633	138,245
Total current liabilities	8,410,907	6,045,036

LONG-TERM LIABILITIES:
Long-term debt obligations	3,530,615	1,298,836
Derivative liability - contingent dividend payment	658,200	1,025,000
Long-term reclamation liability	2,041,638	2,007,605
Total long-term liabilities	6,230,453	4,331,441

Total liabilities	14,641,360	10,376,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 39,497,943 and 28,990,630 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	26,296	19,308
Convertible Preferred Stock; 50,000,000 shares authorized 7.5% Series A-1 convertible preferred stock; $.000666 par value,
1,500,000 shares authorized, 22,637 shares issued and outstanding at March 31, 2012 and December 31, 2011	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value,
250,000 shares authorized, 6,672 shares issued and outstanding at March 31, 2012 and December 31, 2011	4	4
7.5% Series B convertible preferred stock, $.000666 par value,
600,000 shares authorized, 29,647 and 29,907 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	20	20
Additional paid-in capital	160,501,114	143,439,370
Accumulated deficit	(134,193,640)	(126,861,042)
Total stockholders’ equity	26,333,809	16,597,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,975,169	$26,974,152

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
REVENUE - HOTEL	$111,722	$—

COST AND EXPENSES
Hotel operating costs	152,051	—
Depreciation and amortization	180,653	24,958
Reclamation, exploration and test mining expenses	4,588,853	2,195,907
General and administrative	2,194,521	690,266
Consultants and professional fees	656,460	226,162
Total cost and expenses	7,772,538	3,137,293

LOSS FROM OPERATIONS	(7,660,816)	(3,137,293)

OTHER INCOME (EXPENSE)
Change in fair value of contingent dividend payment	366,800	730,017
Interest expense	(45,210)	(12,590)
Interest income	6,628	39,204
Total other income, net	328,218	756,631

NET LOSS	(7,332,598)	(2,380,662)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,105,877)	(1,232,908)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(8,438,475)	$(3,613,570)

Net loss per common share – basic	$(0.24)	$(0.17)

Net loss per common share – diluted	$(0.24)	$(0.17)

Weighted average common shares outstanding — basic	34,770,178	21,720,706

Weighted average common shares outstanding — diluted	34,770,178	21,720,706

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(7,332,598)	$(2,380,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,653	24,956
Stock, warrants, and stock-based compensation and services	2,111,136	—
Accretion of reclamation liability	34,033	15,420
Amortization of debt discount	27,338	—
Net change in derivative fair value	(366,800)	(730,017)
Changes in operating assets and liabilities:
Prepaid expenses	(481,237)	608,984
Other assets	6,470	—
Accounts payable	1,116,287	(170,380)
Accrued expenses	236,873	65,250
NET CASH USED IN OPERATING ACTIVITIES	(4,467,845)	(2,566,449)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	1,473,264	—
Purchase of available-for-sale securities	—	(2,212,066)
Purchase of mineral rights and properties, plant and equipment	(3,331,606)	(303,462)
Increase in reclamation bond deposit	(627,407)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,485,749)	(2,515,528)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(35,797)	(747,707)
Proceeds from the issuance of common stock, net	15,812,173	—
Common stock issuance costs	(470,104)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,306,272	(747,707)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,352,678	(5,829,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,955,010	25,383,309
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,307,688	$19,553,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$42,742	$11,940

		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of non-cash investing and financing
activities:
Conversion of Series B convertible preferred stock to common stock (par value)	$95	$122
Dividends paid in common stock (par value)	812	259
Issuance of common stock for mineral property	98,527	—
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	2,485,625	—
Properties, plant and equipment purchases in accounts payable	1,576,473	—

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

1. Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses from operations and had no mining revenue for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, the Company incurred a net loss of $7,332,598 and used cash in operations of $4,467,845. In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares under the Registration Statement, of our common stock at a price of $1.90 per share. The Company is an exploration stage mining company.

There were no components of comprehensive loss other than net loss for the three months ended March 31, 2012 and 2011.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income.  This guidance specifies that an entity can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  As we do not have any components of other comprehensive income the adoption of this guidance does not have a material effect on our consolidated financial statements.

2. Available-for-Sale Securities

Available-for-sale securities at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
FDIC insured certificates of deposit maturing in less than 12 months	$738,023	$2,211,287

At March 31, 2012 and December 31, 2011, the carrying value of the available-for-sale securities approximates fair value.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses at March 31, 2012 and December 31, 2011 consisted of the following:

8

	2012	2011
Prepaid mineral leases	$1,083,344	$1,577,544
Other	757,372	264,935
Total	$1,840,716	$1,842,479

4. Mineral Rights and Properties

Mineral rights and properties at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Dayton "Golden Goose" property	$2,594,725	$-
Obester property	1,650,000	1,650,000
Donovan property	1,025,000	1,025,000
Comstock Lode claims	733,976	733,976
Dondero - Gold Canyon property	710,000	710,000
Genco property	260,707	260,707
Diez Senores property	237,500	-
Bowers / Turney property	200,000	200,000
Comstock Placer claims	100,000	100,000
Metropolitan property	100,000	100,000
Water rights	90,000	90,000
Total	$7,701,908	$4,869,683

During the three months ended March 31, 2012, the Company acquired a significant mineral property, the Dayton “Golden Goose” property, as part of its strategic plan to create opportunities for further exploration and mining in the Dayton Resource Area.

5. Properties, Plant and Equipment, Net

Properties, plant, and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Land and building	$2,700,723	$1,815,326
Vehicle and equipment	5,075,457	4,421,926
Processing and laboratory	2,400,752	1,178,195
Furniture and fixtures	414,909	317,959
Construction in progress	3,687,018	2,694,597
	14,278,859	10,428,003
Less accumulated depreciation	(1,168,204)	(1,044,280)
	$13,110,655	$9,383,723

During the three months ended March 31, 2012, the Company acquired significant amounts of land, building, mining and processing equipment for use in commercial mining and processing operations expected to commence in 2012.

6.  Long-Term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of $2,041,638 and $2,007,605 as of March 31, 2012 and December 31, 2011, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation and remediation work, assuming the work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. As mine operation plans expand or change these obligations will change. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation. We periodically review the accrued reclamation liability for information indicating that our estimated liability may change.

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Long-term reclamation liability — beginning of period	$2,007,605	$1,332,730
Accretion of reclamation liability	34,033	15,420
Long-term reclamation liability — end of period	$2,041,638	$1,348,150

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Retirement obligation asset — beginning of period	$825,481	$339,357
Amortization of retirement obligation asset	(56,728)	(7,627)
Retirement obligation asset — end of period	$768,753	$331,730

7. Accrued Expenses

Accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Tax indemnification accrual	$3,861,340	$3,861,340
Other accrued expenses	526,943	290,070
Total	$4,388,283	$4,151,410

8. Long-Term Debt Obligations

Long-term debt obligations at March 31, 2012 and December 31, 2011 consisted of the following:

Note Description	2012	2011
Note Payable (Dayton Property “Golden Goose”)	$2,119,690	$-
Note Payable (Donovan Property)	672,700	680,882
Note Payable (Gold Hill Hotel)	326,514	330,613
Note Payable (Railroad & Gold Property)	240,000	-
Notes Payable - Other	555,344	425,586
Subtotal	3,914,248	1,437,081
Less current portion	(383,633)	(138,245)
Long-term portion of long-term debt obligations	$3,530,615	$1,298,836

In January 2012, we finalized the purchase of the Dayton property, effectively purchasing the four patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000 plus a 3% net smelter royalty. In addition, the net smelter royalty will be reduced by 75% until the Company receives credit through the reduction of net smelter royalties for the $3,000,000 purchase price. The purchase price consisted of a $500,000 cash payment, and the issuance of a $2.5 million note payable. The note bears interest at 0% and is payable in quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principal due on or before August 1, 2017. The note is secured by a first deed of trust on the land. At March 31, 2012, the note payable was net of imputed interest of $380,311.

In March 2012, we finalized the purchase of the Railroad & Gold property. A portion of the purchase price was financed through the issuance of a $240,000 note payable. The note bears interest at 4.5% and is payable in monthly installments of $1,835 with the final remaining principal payment due on or before April 1, 2015. The note is secured by a first deed of trust on the land.

In February and March 2012, we purchased various additional property, plant and equipment and mineral rights and properties of which $150,900 was paid via the issuance of notes included in the Notes Payable – Other category in the table above.

9. Acquisition of Gold Hill Hotel

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
Liability assumed:
Accrued expenses	(4,731)
Deferrred tax liability	(76,081)
Net assets acquired	$840,000

Goodwill arising from the acquisition was not significant. We have included the Gold Hill Hotel’s results of operations in both our hospitality segment and our consolidated results of operations from the date of acquisition. Our financial statements for the three months ended March 31, 2012 reflect revenue and operating losses of $111,722 and $40,329, respectively, related to the Gold Hill Hotel acquisition. Pro forma disclosures of Gold Hill Hotel’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our condensed consolidated statements of operations.

10. Stockholders’ Equity

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

In October 2011 and 2010, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. Of the total fair value of the convertible preferred stock issued, $483,000 and $531,947 was expensed as an equity-based payment to non-employees for the amount earned during the three months ended March 31, 2012 and 2011, respectively, and a remaining fair value of $1,064,677 was recorded as a prepaid expense as of March 31, 2012.

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

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company in the event of the liquidation or change of control of the Company and are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection.  As of March 31, 2012, there were approximately $1.1 million in arrears of cumulative dividends ($0.03 impact on loss per share).

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

Common Stock

In January 2012, the Company declared and issued 1,220,003 shares of common stock in payment of dividends with a fair value of $2,278,879 on the convertible preferred stock. As the Company cannot pay dividends out of accumulated deficits under Nevada laws, the dividends were recorded as a reduction to additional paid-in capital. Additionally, during the three month period ended March 31, 2012, preferred shareholders converted 260 shares of Series B convertible preferred stock into 157,575 common shares.

In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares under the Company’s Registration Statement on Form S-3, of our common stock at a price of $1.90 per share. Of the total $1.9 million in issuance costs, approximately $1.4 million were related to underwriting expenses and were netted against the total proceeds received by the Company.

Restricted Stock

On December 21, 2011, the Board of Directors granted 4,710,000 shares of restricted stock (performance awards) to certain employees under the 2011 Equity Incentive Plan. These awards vest based on certain performance conditions including the validation of measured and indicated resources and / or proven and probable reserves at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and / or achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of 90 days.

The restricted stock fair value at date of grant was $1.89 per share (with a total gross value of $8,901,900). The unvested restricted stock awards expire five years after the grant date. As of March 31, 2012, none of the restricted stock shares had been vested as the required performance conditions had not been achieved.

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At March 31, 2012, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares of approximately $1.6 million during the three months ended March 31, 2012. Additionally, the Company has estimated that certain of these performance conditions are not probable of being achieved and therefore no expense related to those conditions has been recognized.

11. Fair Value Measurements

The following table presents our assets and liabilities at March 31, 2012, measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2012
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$738,023	$—	$738,023	$—
Liabilities:
Derivative liability - contingent dividend	658,200	—	—	658,200
Total Assets and Liabilities	1,396,223	$—	$738,023	$658,200

The following table presents our assets and liabilities at December 31, 2011, measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$2,211,287	$—	$2,211,287	$—
Liabilities:
Derivative liability - contingent dividend	1,025,000	—	—	1,025,000
Total Assets and Liabilities	$3,236,287	$—	$2,211,287	$1,025,000

During the three months ended March 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

Derivatives — The Company’s derivative instrument is valued using models with various observable and unobservable market inputs and is classified as Level 3 in the valuation hierarchy. These market inputs include derived volatility, stock price, maturity date, and discount rate.

The following table indicates the changes in the level 3 financial instruments for the three months ended March 31, 2012 and 2011:

Contingent Dividend
Payment On
Convertible
Preferred Stock
Balance at January 1, 2012	$1,025,000
Change in fair value	(366,800)
Balance at March 31, 2012	$658,200

Balance at January 1, 2011	$4,873,192
Change in fair value	(730,017)
Balance at March 31, 2011	$4,143,175

For Level 3 assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets:

		Valuation	Unobservable	Quantitative Input
	Fair Value	Technique	Input	Used
Derivative liability -		Monte-Carlo
contingent dividend	$1,025,000	Simulation	Discount Rate	12%

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt obligations approximates carrying value at March 31, 2012, and December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

12. Segment Reporting

Our management organizes the Company into two operating segments, mining and hospitality. Our mining segment consists of exploration and developmental drilling, mine planning, permitting, mineral claims, plus all other activities and expenditures associated with bringing the mine into production. Our hospitality segment consists of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel Inc.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Three Months Ended March 31,
	2012	2011
Revenue
Mining	$-	$-
Hospitality	111,722	-
Total revenue	111,722	-

Cost and Expenses
Mining	(7,620,487)	(3,137,293)
Hospitality	(152,051)	-
Total cost and expenses	(7,772,538)	(3,137,293)

Operating Loss
Mining	(7,620,487)	(3,137,293)
Hospitality	(40,329)	-
Total loss from operations	(7,660,816)	(3,137,293)

Other income, net	328,218	756,631
Net loss	$(7,332,598)	$(2,380,662)

Depreciation and Amortization
Mining	$152,011	$24,958
Hospitality	28,642	-
Total depreciation and amortization	$180,653	$24,958

Capital Expenditures
Mining	$6,582,081	$303,463
Hospitality	101,000	-
Total capital expenditures	$6,683,081	$303,463

	As of March 31,	As of December 31,
	2012	2011
Assets
Mining	$39,733,426	$25,824,143
Hospitality	1,241,743	1,150,009
	$40,975,169	$26,974,152

13. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share as the effect of including dilutive securities in the calculation would be antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(7,332,598)	$(2,380,662)
Preferred stock dividends	(1,105,877)	(1,232,908)
Loss available to common shareholders	$(8,438,475)	$(3,613,570)

Denominator:
Basic weighted average shares outstanding	34,770,178	21,720,706
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	34,770,178	21,720,706

Net loss per common share:
Basic	$(0.24)	$(0.17)
Diluted	$(0.24)	$(0.17)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved as of March 31, 2012 and 2011.

	March 31,
	2012	2011
Stock options	450,000	450,000
Convertible preferred stock	62,989,429	67,806,031
Warrants	2,333,500	2,333,500
Restricted stock	4,710,000	—
	70,482,929	70,589,531

14. Commitments and Contingencies

The Company has third party minimum lease obligations with certain of its mineral properties and related party leases. Minimum third party lease payments payable are $52,500 and related party lease payments payable are $874,500 in 2012. For most of the mineral properties and leases, the Company is subject to a wide range of royalty obligations once production commences. These royalties range from 0.5% to 6% of net smelter revenues from minerals produced on the properties. Certain factors that will influence the amount of the royalties include ounces extracted and prices of gold.

Included in the related party leases is an operating agreement with a related party and member of the Board of Directors. The terms of this agreement provide that the Company will make payments in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash.

The Company has engaged outside third parties to construct, refurbish and upgrade its processing plant, laboratory, and refinery and entered into certain heavy equipment purchase agreements. The costs are expected to approximate $7.7 million that will be paid and capitalized as the assets are constructed. As of March 31, 2012, approximately $3.7 million of amounts under these agreements are capitalized as construction in progress within properties, plant and equipment in the condensed consolidated balance sheets.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

15. Subsequent Events

On April 2, 2012, we completed the purchase of property near our mining operations in the Gold Hill area. The purchase price was $400,000. The purchase price consisted of a $100,000 cash payment and a $300,000, 4.5% interest per annum note issued to the seller. The note will be payable with equal monthly installments of $1,500 with the final payment and remaining principal due on or before April 1, 2017.

The Company is currently in the process of negotiating the proposed of a metallurgical laboratory from Kappes, Cassiday & Associates, the value of which exceeds $120,000. Daniel W. Kappes, one of our directors, is a founder and the President of KCA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended March 31, 2012, as well as our future results.

Overview

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought its initial exploration projects into test mining production. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver in 2004-2006, at our existing heap leach processing facilities. Our test mining activities were concluded in January 2007, when, based on our longer-term production plans, we prioritized land consolidation and mine planning. The Company is expected to commence production in 2012.

The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of at least 3,250,000 gold equivalent ounces in 2013, and commence commercial mining and processing operations with annual production rates of approximately 20,000 gold equivalent ounces.

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

The Company has 1,125 RC and core holes, representing over 313,000 feet of drill data in the Lucerne Resource Area. This data has furthered our knowledge of the Lucerne’s mineralization and provided the information used to develop the mine plan for commencing production on the west side of the Lucerne. We also have 323 RC and core holes, representing over 59,000 feet of drill data in our Dayton Resource Area. In our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

Our Lucerne Resource Area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource Area, the proposed site for our second commercial mining activities, is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 7,477 acres of mining claims in the Comstock District. The acreage is comprised of 1,483 acres of patented claims (private lands) and surface parcels (private lands) and 5,994 acres of unpatented mining claims, which the BLM administers.

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

In January 2012, the Company launched its 2012-2013, exploration drilling program, with the initial drilling activities in its Spring Valley Area.  The program is anticipated to be the Company's largest drilling program, significantly exceeding the aggregate depths of the program from October 2010 through August 2011, which was comprised of 128,671 feet of reverse circulation drilling and 3,583 feet of core drilling.  The Company anticipates about 300,000 feet of reverse circulation and 13,000 feet of core drilling, at a total cost of approximately $12 million. This drilling is scheduled to last approximately 18 months.

The Spring Valley drilling began January 24, 2012, and was completed March 22, 2012. The initial Spring Valley drilling was designed as a follow up of the Company’s successful 2009 Spring Valley discovery and to verify the continuity of the Dayton geological model southward beyond State Route 341 into this predominantly unexplored area. Two drill rigs were used in this initial phase, completing14 reverse circulation (RC) holes, totaling 10,235 feet, and two core holes totaling 1,627 feet.

Spring Valley assay results have been received for all of the RC drilling, showing that all 14 RC holes encountered intervals of significant mineralization (gold grades greater than 0.010 ounces per ton or silver grades greater than 0.100 ounces per ton, and length of at least ten feet). Of special interest is hole SV12-05, which encountered a total of 215 feet of significant mineralization in three zones: 90 feet grading 0.027 ounces of gold and 0.148 ounces of silver per ton, 30 feet grading 0.028 ounces of gold and 0.050 ounces of silver per ton, and 95 feet grading 0.041 ounces of gold and 0.093 ounces of silver per ton. Also of note are hole SV12-07, with 180 feet of significant mineralization in seven zones, and hole SV12-11, which encountered 100 feet of significant mineralization in six zones, including 35 feet grading 0.181 ounces of gold and 0.250 ounces of silver per ton.

Following the initial drilling in Spring Valley, the Company began definition drilling in the Lucerne mine in March 2012. The definition drilling in the Lucerne mine will provide required information to optimize and expand the mine plan and extend its life.  The Lucerne mine, on patented mining claims west of State Route 342, is permitted and scheduled to begin production in 2012.

The 2012-2013 drilling program will then continue with three significant objectives: 1) step-out and infill drilling in the east-side of the Lucerne Resource Area; 2) infill drilling in the Dayton Resource Area; and 3) exploration drilling on high priority targets, including Spring Valley.

The step-out drilling phase in the east-side of the Lucerne Resource Area will test the continuity of mineralization to the north and south, and at greater depths to the east.  The infill-drilling phase will then provide the detailed information needed to develop a mine plan for an expanded Lucerne mine.  That mine plan will position the Company to complete an economic feasibility study and initiate permitting for the expanded mine.

The infill drilling in the Dayton Resource Area will provide detailed information needed to create a preliminary mine plan for the proposed Dayton mine, to be developed in parallel with the expanded Lucerne mine.  With that plan, the Company will complete a feasibility study and begin the permitting process for the proposed Dayton mine.

Production Outlook

Our strategic plan calls for a return to mine production during 2012. Some of the more critical objectives on the Company’s production schedule include hiring experienced mining and processing staff, completion of the soil sampling program, installing a fresh water reservoir, installing a septic system, building the Lucerne mine, preparing the mine for excavating material, expanding the heap leach pad, installing the crusher, expanding the Merrill Crowe processing facility and constructing a fueling station.

We hired the first nine out of thirty mine and processing staff. The first nine employees started in April 2012, augmenting the existing mine operations team, including all of our heavy equipment operators, plus quality and safety managers. The next twenty-one employees, scheduled to start in June 2012, represent the remaining processing staff, including; crushing, blasting, Merrill Crowe, laboratory, maintenance and metallurgical process staff.

We have completed the soil sampling program in the Lucerne Mine, including approval from the Nevada Department of Environmental Protection, allowing us to complete the mine construction and commence mining. We have also received an administrative update to our Storey County Special Use Permit, confirming that there is no County limit on the amount of material (ore or waste rock) that we can mine, produce or place. Accordingly, last week, our mine operations team commenced mine preparation and will soon commence mining.  We have nearly completed the earthwork and liner for expanding the heap leach pad from its three existing cells to five cells.  We have installed the foundation and liner for our expanded Merrill Crowe facility.  The new, expanded Merrill Crowe equipment is ready for shipment and scheduled to arrive this week. In addition, we have completed the construction of a new, one million gallon fresh water reservoir that we have filled and will replenish from our existing water wells that supply our industrial, potable and fire-safety water needs.

We have received all major components of the crushing facility, including the jaw and cone crusher, the super stacker, conveyors and related components on site.  We have commenced ground preparation and we will commence installation of the crusher in the latter part of May 2012.

The sequence of these major activities includes; commencing preparation and excavating material from the Lucerne mine, completing the heap leach expansion, installing the crushing facility, expanding the Merrill Crowe processing facility, and crushing and stacking material.  Once material is stacked, we will commence processing with an expectation of pouring doré within sixty days of stacking the first material.

The Company has completed a financial analysis for the Lucerne mine and anticipates annual operating expenses, including mining, processing, royalties and mine administration costs of approximately $13 million per annum, with a production schedule that commences processing at a rate of one million tons per annum.  These mining, processing and related costs do not include corporate administration or other general and administrative costs, nor do they include exploration and mine development costs.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions. We consider the historic Comstock district central to our growth strategy. The following acquisitions were completed in 2012.

On January 4, 2012, we completed the purchase of four patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000. The purchase included a $500,000 upfront payment. We issued a $2,500,000, 0% interest note to finance the balance of the purchase price. The note is payable in equal quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principle due in five years. At March 31, 2012, the note payable was net of imputed interest of $380,311.

On February 15, 2012, we purchased a property in Storey County, Nevada near existing claims. The purchase price was $25,000 paid in cash.

On February 22, 2012, we completed the purchase of the Diez Senores property which includes 100% of surface rights and 50% of mineral rights on 18 patented acres in Lyon County, Nevada. The purchase price was $237,500 paid in cash.

On March 9, 2012, we completed the purchase of the 38 acres known as the Railroad and Gold property. The purchase price was $400,000 comprised of $160,000 paid upfront ($60,000 in cash and $100,000 in Company stock) and a $240,000 note at 4.5% interest per annum maturing in three years.

In February and March 2012, we purchased various additional property, plant and equipment and mineral rights and properties which $150,900 was paid via the issuance of debt obligations.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three months ended March 31, 2012 and 2011.

Three Months Ended March 31, 2012 and March 31, 2011:

	2012	2011	Difference
Revenue - Hotel	$111,722	$-	$111,722

Hotel operating costs	152,051	-	152,051
Depreciation and amortization	180,653	24,958	155,695
Reclamation, exploration and test mining expense	4,588,853	2,195,907	2,392,946
General and administration	2,194,521	690,266	1,504,255
Consulting and professional fees	656,460	226,162	430,298
Loss from operations	7,660,816	3,137,293	4,523,523
OTHER INCOME (EXPENSE)
Change in fair value of contingent dividend payment	366,800	730,017	(363,217)
Interest expense	(45,210)	(12,590)	(32,620)
Interest income	6,628	39,204	(32,576)
Net loss	$7,332,598	$2,380,662	$4,951,936

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The hotel had revenues from the cottages, hotel rooms, restaurant and bar totaling $111,722 during the quarter ended March 31, 2012. We did not produce or sell any gold or silver during the three months ended March 31, 2012 and March 31, 2011.

Hotel operating costs were $152,051 for the quarter ended March 31, 2012. There were no hotel operating expenses for the same period in 2011. The hotel operating costs represents costs incurred for providing room, restaurant and bar services at the hotel.

Depreciation and amortization increased $155,695 for the three months ended March 31, 2012, compared to the same quarter in 2011. The increase is primarily related to the increase in depreciable building and mining equipment.

Reclamation, exploration and test mining expenses increased by $2,392,946 in the first quarter of 2012 when compared to the same quarter in 2011. The increase is primarily the result of $888,784 associated with required soil sampling and $528,774 expense related to the granting of restricted stock to certain employees. The remainder of the increase is associated with permitting and related mine development costs for our Lucerne Resource Area in the first quarter of 2012, including higher labor costs related to the expansion of the geological and mine development staff.

General and administrative expenses increased by approximately $1,504,255 in the first quarter of 2012 when compared to the same quarter in 2011. The increase is primarily the result of $1,099,362 expense related to the granting of restricted stock to certain employees and, to a lesser extent, increases in Directors fees, travel, insurance and other administrative costs.

Consulting and professional fees increased by $430,298 in the first quarter of 2012, as compared to the first quarter of 2011. This increase results primarily from increased legal fees associated with permitting and related appeals, preparation of our sampling and analysis plan and related environmental compliance and, to a lesser extent, fees associated with internal control compliance and related business process improvement activities.

Change in fair value of contingent dividend payment decreased $363,217 in the first quarter of 2012, as compared to the first quarter in 2011. This decrease resulted from the change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. The change in fair value resulted primarily from a decrease in the value of common stock, the shorter time remaining on the contingent dividend feature and from a decrease in outstanding convertible preferred shares with this contingent dividend feature.

Interest expense increased by $32,620 in the first quarter of 2012, as compared to the first quarter of 2011. This increase resulted from an increase in promissory notes issued to acquire additional properties.

Interest income totaled $6,628 for the first quarter of 2012, as compared to $39,204 for the first quarter of 2011.  This decrease resulted from an overall decrease in income generating cash and cash equivalents, and available-for-sale securities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Liquidity and Capital Resources

In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share. The Company intends to use the net proceeds from the offering for exploration and development of the Company's primary target areas, that is the Lucerne, Dayton and Spring Valley Areas, as well as for working capital and general corporate purposes.

Cash, cash equivalents and available-for-sale securities on hand at March 31, 2012, totaled $16,045,711. Pending the use of the proceeds described above, the Company has invested all of the proceeds of the offerings in short-term deposits, including banker acceptances and short-term, high quality, interest bearing corporate, government-issued or government-guaranteed securities.

For the three months ended March 31, 2012, we used cash from operating activities of approximately $4.5 million compared to $2.6 million in the same quarter of 2011. The increased use of operating cash flow of approximately $1.9 million was primarily as a result of increased use of cash for exploration and mine development expenses of $1.8 million and general administrative expenses of $0.8 million and a $0.3 million increase in cash provided in operating activities from changes in working capital. The Company also paid its first net proceeds tax of approximately $0.2 million to the State of Nevada.

Net cash used in investing activities included $3.3 million for the purchase of mineral rights and properties, plant and equipment, including approximately $0.7 million for mining vehicles and equipment, $0.8 million for processing equipment $1.1 million for land and buildings and $0.7 million for work in process primarily related to processing and laboratory equipment. Additionally, the Company paid approximately $627,000 to increase its reclamation bond deposit.

For the three months ended March 31, 2012, 260 shares of Series B convertible preferred stock were converted into 157,575 shares of common stock, respectively.  Subsequent to March 31, 2012, and through May 14, 2012, preferred shareholders did not convert any convertible preferred stock into common shares.

On January 1, 2012, the Company declared and issued 1,220,003 shares of common stock in payment of dividends on the convertible preferred stock.

We did not generate revenues or operating cash flows from mining. Revenues and operating cash flows from the hospitality segment were minimal. We have yet to realize an operating profit at our Company. Although the Company is still an exploration stage mining company, we believe that we have sufficient liquidity to fund the operations for the next twelve months, including an anticipated increase in our reclamation bonding requirement of approximately $2.5 million and the remaining capital expenditures of approximately $4.8 million required for commencing production. Management also believes it would be able to raise additional capital, if needed, including planned equipment financing of approximately $7.5 million and a working capital revolving facility of approximately $5 million. Our recurring losses and negative cash flow from operations require ongoing assessment regarding our ability to continue as a going concern.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2012, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock issued by us during the three months ended March 31, 2012, that were not registered under the Securities Act and not previously disclosed in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

•	On March 15, 2012, the Company issued 50,787 shares of common stock to Railroad and Gold LLC for the purchase of 38 acres in Gold Hill, NV.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The issuance of stock that was exempt under Section 4(2) was a private offering to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act. The recipient of securities in this transaction had adequate access, through business or other relationships, to information about us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

