Form 10-Q
period 2012-06-30
Comstock Mining Inc.
filed 2012-08-14
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at August 14, 2012 was 41,219,583.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,567,559	$6,955,010
Available-for-sale securities	739,473	2,211,287
Prepaid expenses	1,032,193	1,842,479
Total current assets	6,339,225	11,008,776

MINERAL RIGHTS AND PROPERTIES	7,689,780	4,869,683
PROPERTIES, PLANT AND EQUIPMENT, Net	19,091,956	9,383,723
RECLAMATION BOND DEPOSIT	1,415,681	721,748
RETIREMENT OBLIGATION ASSET	711,965	825,481
OTHER ASSETS	151,801	164,741

TOTAL ASSETS	$35,400,408	$26,974,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,057,025	$1,755,381
Accrued expenses	4,649,557	4,151,410
Long-term debt obligations – current portion	391,637	138,245
Total current liabilities	10,098,219	6,045,036

LONG-TERM LIABILITIES:
Long-term debt obligations	3,761,969	1,298,836
Derivative liability - contingent dividend payment	540,300	1,025,000
Long-term reclamation liability	2,075,671	2,007,605
Total long-term liabilities	6,377,940	4,331,441

Total liabilities	16,476,159	10,376,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 39,511,215 and 28,990,630 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	26,314	19,308
Convertible Preferred Stock; 50,000,000 shares authorized 7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 22,637 shares issued and outstanding at June 30, 2012 and December 31, 2011	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 6,672 shares issued and outstanding at June 30, 2012 and December 31, 2011	4	4
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 29,647 and 29,907 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	20	20
Additional paid-in capital	162,071,882	143,439,370
Accumulated deficit	(143,173,986)	(126,861,042)
Total stockholders’ equity	18,924,249	16,597,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,400,408	$26,974,152

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
REVENUE - HOTEL	$182,523	$120,175

COST AND EXPENSES
Hotel operating costs	195,972	99,995
Depreciation and amortization	408,360	42,324
Reclamation, exploration and test mining expenses	5,125,426	3,039,582
General and administrative	2,723,697	1,604,258
Consultants and professional fees	782,290	648,075
Total cost and expenses	9,235,745	5,434,234

LOSS FROM OPERATIONS	(9,053,222)	(5,314,059)

OTHER INCOME (EXPENSE)
Change in fair value of contingent dividend payment	117,900	486,491
Interest expense	(52,738)	(11,785)
Interest income	7,714	14,846
Total other income, net	72,876	489,552

LOSS BEFORE INCOME TAXES	(8,980,346)	(4,824,507)

INCOME TAX BENEFIT	-	76,081

NET LOSS	(8,980,346)	(4,748,426)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,102,398)	(1,196,871)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,082,744)	$(5,945,297)

Net loss per common share – basic	$(0.26)	$(0.26)

Net loss per common share – diluted	$(0.26)	$(0.26)

Weighted average common shares outstanding — basic	39,503,340	23,096,866

Weighted average common shares outstanding — diluted	39,503,340	23,096,866

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
REVENUE - HOTEL	$294,245	$120,175

COST AND EXPENSES
Hotel operating costs	348,023	99,995
Depreciation and amortization	589,013	67,282
Reclamation, exploration and test mining expenses	9,714,279	5,235,489
General and administrative	4,918,218	2,294,524
Consultants and professional fees	1,438,750	874,237
Total cost and expenses	17,008,283	8,571,527

LOSS FROM OPERATIONS	(16,714,038)	(8,451,352)

OTHER INCOME (EXPENSE)
Change in fair value of contingent dividend payment	484,700	1,216,508
Interest expense	(97,948)	(24,375)
Interest income	14,342	54,050
Total other income, net	401,094	1,246,183

LOSS BEFORE INCOME TAXES	(16,312,944)	(7,205,169)

INCOME TAX BENEFIT	-	76,081

NET LOSS	(16,312,944)	(7,129,088)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(2,208,275)	(2,429,779)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(18,521,219)	$(9,558,867)

Net loss per common share – basic	$(0.50)	$(0.43)

Net loss per common share – diluted	$(0.50)	$(0.43)

Weighted average common shares outstanding — basic	37,136,759	22,431,828

Weighted average common shares outstanding — diluted	37,136,759	22,431,828

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(16,312,944)	$(7,129,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589,013	67,282
Stock, warrants, and stock-based compensation and services	4,133,275	2,043,894
Accretion of reclamation liability	68,066	36,572
Deferred income taxes	—	(76,081)
Amortization of debt discount	56,642	—
Net change in derivative fair value	(484,700)	(1,216,508)
Disposal of mineral properties	14,169	—
Changes in operating assets and liabilities, net of affects from acqusition:
Prepaid expenses	(155,714)	(79,052)
Other assets	12,940	—
Accounts payable	1,454,931	205,072
Accrued expenses	498,147	268,515
NET CASH USED IN OPERATING ACTIVITIES	(10,126,175)	(5,879,394)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	1,471,814	1,463,940
Purchase of available-for-sale securities	—	(2,205,000)
Purchase of mineral rights and properties, plant and equipment	(8,287,132)	(1,183,558)
Acqusition of Gold Hill Hotel	—	(500,000)
Increase in reclamation bond deposit	(693,933)	—
NET CASH USED IN INVESTING ACTIVITIES	(7,509,251)	(2,424,618)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(100,742)	(756,876)
Proceeds from the issuance of common stock, net	15,812,173	—
Common stock issuance costs	(463,456)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,247,975	(756,876)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,387,451)	(9,060,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,955,010	25,383,309
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,567,559	$16,322,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$101,449	$23,747

		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A-2 and Series B convertible preferred stock	$105	$1,486
Dividends paid in common stock (par value)	812	259
Issuance of common stock for mineral property	98,526	—
Issuance of common stock to directors	—	980,000
Issuance of common stock for debt obligation payment	25,000	—
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	2,785,625	—
Issuance of long-term debt obligations for Gold Hill Hotel acquisition	—	340,000
Properties, plant and equipment purchases in accounts payable	2,655,863	—

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

1. Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company is an exploration stage mining company. The accompanying condensed consolidated financial statements have been prepared inconformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has recurring net losses from operations, an accumulated deficit of $143 million as of June 30, 2012, and has had no significant mining revenues since 2006.. For the six months ended June 30, 2012, the Company incurred a net loss of $16,312,944 and used cash in operations of $10,126,175. As of June 30, 2012, the Company had cash, cash equivalents and available-for-sale securities on hand of $5,307,032, and negative working capital (i.e. current liabilities in excess of current assets) of $3,758,994.In July 2012, as discussed in footnote 15, the Company entered into certain debt agreements and arrangements pursuant to which the Company may borrow up to $10 million. In August 2012, the Company announced that it has begun hauling ore from its Lucerne mine to its process area in American Flat. The Company's operating expenses are expected to significantly increase as it seeks to transition from initial start-up mode to future production. In addition, the Company will need to fund approximately $3.1 million for the remaining capital expenditures required for commencing production and for debt service requirements associated with existing credit facilities Although the Company estimates that the first gold and silver pour from this ore will occur in September 2012, no assurances can be given as to timing or future results, given the inherent speculative nature of start-up gold mining operations. Assuming that planned future revenues meet management's expectations, the Company believes that it would have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and existing financing arrangements. However, in the event that production results are delayed or otherwise fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured.

There were no components of comprehensive loss other than net loss for the six months ended June 30, 2012 and 2011.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income.  This guidance specifies that an entity can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  As we do not have any components of other comprehensive income the adoption of this guidance has no effect on our consolidated financial statements.

2. Available-for-Sale Securities

Available-for-sale securities at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
FDIC insured certificates of deposit maturing in less than 12 months	$739,473	$2,211,287

At June 30, 2012 and December 31, 2011, the carrying value of the available-for-sale securities approximates fair value.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Prepaid mineral leases	$589,144	$1,577,544
Other	443,049	264,935
Total	$1,032,193	$1,842,479

Prepaid mineral leases include $581,677 and $1,547,677, as of June 30, 2012 and December 31, 2011, respectively, for annual mineral rights leased pursuant to the Northern Comstock LLC operating agreement.

4. Mineral Rights and Properties

Mineral rights and properties at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Dayton "Golden Goose" property	$2,594,725	$-
Obester property	1,650,000	1,650,000
Donovan property	1,025,000	1,025,000
Comstock Lode claims	721,848	733,976
Dondero - Gold Canyon property	710,000	710,000
Genco property	260,707	260,707
Diez Senores property	237,500	-
Bowers / Turney property	200,000	200,000
Comstock Placer claims	100,000	100,000
Metropolitan property	100,000	100,000
Water rights	90,000	90,000
Total	$7,689,780	$4,869,683

During the six months ended June 30, 2012, the Company acquired significant mineral properties including, the Dayton “Golden Goose” property and the adjacent Diez Senores property, as part of its strategic plan to create opportunities for further exploration and mining in the Dayton Resource Area.

Mineral rights and properties are not yet amortized as the Company has not yet begun mining these properties for mineral resources.

5. Properties, Plant and Equipment, Net

Properties, plant, and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Land and building	$3,337,357	$1,815,326
Vehicle and equipment	5,155,678	4,421,926
Processing and laboratory	5,017,647	1,178,195
Furniture and fixtures	428,329	317,959
Construction in progress	6,672,722	2,694,597
	20,611,733	10,428,003
Less accumulated depreciation	(1,519,777)	(1,044,280)
	$19,091,956	$9,383,723

During the six months ended June 30, 2012, the Company acquired significant amounts of land, building, mining and processing equipment for use in commercial mining and processing operations expected to commence in the latter part of 2012.

6.  Long-Term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of $2,075,671 and $2,007,605 as of June 30, 2012 and December 31, 2011, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation and remediation work, assuming the work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. As mine operation plans expand or change these obligations will change. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation. We periodically review the accrued reclamation liability for information indicating that our estimated liabilities may change.

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for the mining projects for the six months ended June 30, 2012 and June 30, 2011:

	2012	2011
Long-term reclamation liability — beginning of period	$2,007,605	$1,332,730
Accretion of reclamation liability	68,066	36,572
Long-term reclamation liability — end of period	$2,075,671	$1,369,302

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects for the six months ended June 30, 2012 and June 30, 2011:

	2012	2011
Retirement obligation asset — beginning of period	$825,481	$339,357
Amortization of retirement obligation asset	(113,516)	(15,225)
Retirement obligation asset — end of period	$711,965	$324,102

7. Accrued Expenses

Accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Tax indemnification accrual	$3,966,340	$3,861,340
Other accrued expenses	683,217	290,070
Total	$4,649,557	$4,151,410

8. Long-Term Debt Obligations

Long-term debt obligations at June 30, 2012 and December 31, 2011 consisted of the following:

Note Description	2012	2011
Note Payable (Dayton Property “Golden Goose”)	$2,096,870	$-
Note Payable (Donovan Property)	664,395	680,882
Note Payable (Gold Hill Hotel)	322,369	330,613
Note Payable (White House)	299,208	-
Note Payable (Railroad & Gold Property)	238,126	-
Notes Payable - Other	532,639	425,586
Subtotal	4,153,607	1,437,081
Less current portion	(391,637)	(138,245)
Long-term portion of long-term debt obligations	$3,761,970	$1,298,836

In January 2012, we finalized the purchase of the Dayton property, effectively purchasing the four patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000 plus a 3% net smelter royalty. In addition, the net smelter royalty will be reduced by 75% until the Company receives credit through the reduction of net smelter royalties for the $3,000,000 purchase price. The purchase price consisted of a $500,000 cash payment. The majority of the purchase price was financed through the issuance of a $2.5 million note payable. The note bears interest at 0% and is payable in quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principal due on or before August 1, 2017. The note is secured by a first deed of trust on the land. The note has been recorded at a discount using a discount rate of 5.0%. At June 30, 2012, the note payable was net of imputed interest of $353,130.

In March 2012, we finalized the purchase of the Railroad & Gold property. A portion of the purchase price was financed through the issuance of a $240,000 note payable. The note bears interest at 4.5% and is payable in monthly installments of $1,835 with the final remaining principal payment due on or before April 1, 2015. The note is secured by a first deed of trust on the land.

In April 2012, we purchased the White House property. The purchase price consisted of a $100,000 cash payment and the issuance of a $300,000 note payable. The note bears interest at 4.5% and is payable in monthly installments of $1,520 with a final remaining principal payment due on April 1, 2017. The note is secured by a first deed of trust on the land.

In the six months ending June 30, 2012, we purchased various additional property, plant and equipment and mineral rights and properties of which $150,900 was paid via the issuance of notes included in the Notes Payable – Other category in the table above.

9. Acquisition of Gold Hill Hotel

On May 1, 2011, we acquired 100% of the equity interests of the historic Gold Hill Hotel and five related cottages on or near the hotel property for $840,000 consisting of a $500,000 cash payment and the issuance of a $340,000 note. We accounted for the acquisition as a business combination. The strategic purpose of purchasing the hotel was to participate in the on-going economic development of Gold Hill and Virginia City. The purchase price was allocated based on fair values as follows:

Assets acquired:
Current assets	$26,587
Land	170,000
Building and improvements	530,000
Furniture and fixtures	140,000
Other assets	54,225
Total assets acquired	920,812
Liability assumed:
Accrued expenses	(4,731)
Deferrred tax liability	(76,081)
Net assets acquired	$840,000

Goodwill arising from the acquisition was not significant. We have included the Gold Hill Hotel’s results of operations in both our hospitality segment and our consolidated results of operations from the date of acquisition.  Our condensed consolidated financial statements for the six months ended June 30, 2012, reflect revenue and operating losses of $294,245 and $53,778, respectively, related to the Gold Hill Hotel acquisition. Pro forma disclosures of Gold Hill Hotel’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our condensed consolidated statements of operations.

10. Stockholders’ Equity

Convertible Preferred Stock

The Company has three different series of preferred stock outstanding as described below.

Series A-1 Convertible Preferred Stock

Each share of the Series A-1 convertible preferred stock has a stated value of $1,000 per share and is convertible, at the holder’s election, into 1,536 shares of common stock at a conversion price of $0.651 per share.  Each share is also entitled to a liquidation and change of control preference equal to the stated value plus any accrued and unpaid dividends and any other fees outstanding. Each share of Series A-1 is entitled to five times the number of votes per share of common stock into which it can be converted. On July 3, 2012, the Company entered into a consent (the “Consent”) with the holders of the Series A-1 convertible preferred stock and DWC Resources, Inc. Pursuant to the terms of the Consent, the Company and the other parties agreed to extend the due dates by which a registration statement will be filed with respect to common shares underlying the Series A-1 convertible preferred stock, and waive certain rights thereto. The Series A-1 convertible preferred stock may not be automatically converted into common stock by the Company (unlike the other series of convertible preferred stock that may be automatically converted under the circumstances described below). In the event that the other series of convertible preferred stock are automatically converted prior to the third anniversary of the issuance of the Series A-1 convertible stock, the holders of the Series A-1 convertible preferred stock will be entitled to a payment equal to the then net present value of the future dividend payments such holders would have received up until the third anniversary of the issuance of the Series A-1 convertible preferred stock.

In October 2011 and 2010, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. Of the total fair value of the convertible preferred stock issued, $966,000 and $1,063,894 was expensed as an equity-based payment to non-employees for the amount earned during the six months ended June 30, 2012 and 2011, respectively, and a remaining fair value of $581,677 was recorded as a prepaid expense as of June 30, 2012.

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

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company in the event of the liquidation or change of control of the Company and are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection.  As of June 30, 2012, there were approximately $2.2 million in arrears of cumulative dividends (($0.06) impact on loss per share).

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

In July 2012, the Company declared and issued 927,984 shares of common stock in payment of dividends with a fair value of $2,208,275 on the convertible preferred stock. As the Company cannot pay dividends out of accumulated deficits under Nevada laws, the dividends were recorded as a reduction to additional paid-in capital.

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

During the six month period ended June 30, 2011, preferred shareholders converted 151 shares of Series A-1 convertible preferred stock and 3,299 shares of Series B convertible preferred stock into 231,444 and 1,999,387 shares of common stock, respectively.

During the six month period ended June 30, 2012, preferred shareholders converted 260 shares of Series B convertible preferred stock into 157,575 common shares.

Restricted Stock

On December 21, 2011 and May 31, 2012, the Board of Directors granted 4,710,000 and 725,000 shares, respectively of restricted stock (performance awards) to certain employees under the 2011 Equity Incentive Plan. These awards vest based on certain performance conditions including the validation of measured and indicated resources and / or proven and probable reserves at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and / or achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of 90 days.

The restricted stock fair value was $1.89 and $2.02 per share (with a total gross value of $8,901,900 and $1,464,500, respectively) at the dates of grant in December 2011 and May 2012, respectively. The unvested restricted stock awards expire five years after the grant date. As of June 30, 2012, none of the restricted stock shares had been vested as the required performance conditions had not been achieved.

For the six month period ended June 30, 2012, 7,500 of these restricted stock awards had been forfeited.

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At June 30, 2012, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares. Additionally, the Company has estimated that certain of these performance conditions are not yet probable of being achieved, and therefore, no expense related to those conditions has been recognized.

We recorded stock-based compensation expense (including restricted stock grants and other common stock grants) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Reclamation, exploration and test mining expenses	$550,932	$	$1,077,640	$
General and administrative	988,207	—	2,089,635	—
Total	$1,539,139	$	$3,167,275	$

11. Fair Value Measurements

The following table presents our assets and liabilities at June 30, 2012, measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2012
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$739,473	$—	$739,473	$—
Liabilities:
Derivative liability - contingent dividend	540,300	—	—	540,300
Total Assets and Liabilities	1,279,773	$—	$739,473	$540,300

The following table presents our assets and liabilities at December 31, 2011, measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$2,211,287	$—	$2,211,287	$—
Liabilities:
Derivative liability - contingent dividend	1,025,000	—	—	1,025,000
Total Assets and Liabilities	$3,236,287	$—	$2,211,287	$1,025,000

During the three and six month periods ended June 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

Derivatives — The Company’s derivative instrument is valued using models with various observed and unobservable market inputs and classified as Level 3 in the valuation hierarchy. These market inputs include volatility, stock price, maturity date, and discount rate.

The following table indicates the changes in the level 3 financial instruments for the three months ended June 30, 2012 and 2011:

Contingent Dividend
Payment On
Convertible
Preferred Stock
Balance at April 1, 2012	$658,200
Change in fair value	(117,900)
Balance at June 30, 2012	$540,300

Balance at April 1, 2011	$4,143,175
Change in fair value	(486,491)
Balance at June 30, 2011	$3,656,684

The following table indicates the changes in the level 3 financial instruments for the six months ended June 30, 2012 and 2011:

Contingent Dividend
Payment On
Convertible
Preferred Stock
Balance at January 1, 2012	$1,025,000
Change in fair value	(484,700)
Balance at June 30, 2012	$540,300

Balance at January 1, 2011	$4,873,192
Change in fair value	(1,216,508)
Balance at June 30, 2011	$3,656,684

For Level 3 assets that were measured at fair value on a recurring basis during the three and six month periods ended June 30, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets:

	Fair Value	Valuation Techniques	Unobservable Input	Quantitative Inputs Used
Derivative liability - contingent dividend	$540,300	Monte-Carlo Simulation	Discount Rate	12%

The carrying amount of cash and cash equivalents, reclamation bond deposits, and trade payables approximates fair value because of the short-term maturity of these financial instruments. The carrying value of long-term debt obligations approximates fair value at June 30, 2012, and December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, and reclamation bond deposits (Level 1). The fair values of trade payables and long-term debt are based on current market rates for bonds of the same risk and maturities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Mining	$-	$-	$-	$-
Hospitality	182,523	120,175	294,245	120,175
Total revenue	182,523	120,175	294,245	120,175

Cost and Expenses
Mining	(9,039,773)	(5,334,239)	(16,660,260)	(8,471,532)
Hospitality	(195,972)	(99,995)	(348,023)	(99,995)
Total cost and expenses	(9,235,745)	(5,434,234)	(17,008,283)	(8,571,527)

Operating Income (Loss)
Mining	(9,039,773)	(5,334,239)	(16,660,260)	(8,471,532)
Hospitality	(13,449)	20,180	(53,778)	20,180
Total loss from operations	(9,053,222)	(5,314,059)	(16,714,038)	(8,451,352)

Other income (loss), net	72,876	489,552	401,094	1,246,183
Income tax benefit	-	76,081	-	76,081
Net loss	$(8,980,346)	$(4,748,426)	$(16,312,944)	$(7,129,088)

Depreciation and Amortization
Mining	$378,942	$42,324	$530,953	$58,928
Hospitality	29,418	-	58,060	8,354
Total depreciation and amortization	$408,360	$42,324	$589,013	$67,282

Capital Expenditures
Mining	$6,332,874	$433,090	$12,914,955	$736,553
Hospitality	-	947,005	101,000	947,005
Total capital expenditures	$6,332,874	$1,380,095	$13,015,955	$1,683,558

			As of June 30,	As of December 31,
			2012	2011
Assets
Mining			$34,211,580	$25,824,143
Hospitality			1,188,828	1,150,009
			$35,400,408	$26,974,152

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(8,980,346)	$(4,748,426)	$(16,312,944)	$(7,129,088)
Preferred stock dividends	(1,102,398)	(1,196,871)	(2,208,275)	(2,429,779)
Loss available to common shareholders	$(10,082,744)	$(5,945,297)	$(18,521,219)	$(9,558,867)

Denominator:
Basic weighted average shares outstanding	39,503,340	23,096,866	37,136,759	22,431,828
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	39,503,340	23,096,866	37,136,759	22,431,828

Net loss per common share:
Basic	$(0.26)	$(0.26)	$(0.50)	$(0.43)
Diluted	$(0.26)	$(0.26)	$(0.50)	$(0.43)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved as of June 30, 2012 and 2011.

	June 30,
	2012	2011
Stock options	450,000	450,000
Convertible preferred stock	62,989,429	67,806,031
Warrants	2,333,500	2,333,500
Restricted stock	5,459,000	—
	71,231,929	70,589,531

14. Commitments and Contingencies

The Company has third party minimum lease obligations with certain of its mineral properties and related party leases. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 6% of net smelter revenues from minerals produced on the properties. Certain factors that will influence the amount of the royalties include ounces extracted and prices of gold.

Included in the related party leases is an operating agreement with a related party and member of the Board of Directors. The terms of this agreement provide that the Company will make annual payments in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash.

The Company has engaged outside third parties to construct, refurbish and upgrade its processing plant, laboratory, and refinery and entered into certain heavy equipment purchase agreements. The costs are expected to approximate $8.7 million that will be paid and capitalized as the assets are constructed. As of June 30, 2012, approximately $3.1 million of amounts under these agreements is remaining to be paid.

In May 2012, the Company received a Notice of Trespass (the “Notice”) from the Carson City District Field Office of the Bureau of Land Management (“BLM”). After taking corrective action, including a new right of way grant which provides an alternative route for the transportation of materials from our mine to our processing facilities, the Company has been notified by the BLM that the matter has been officially resolved and that all conditions included in the Notice have been fully satisfied.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

15. Subsequent Events

Surety Bond

In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada's Bureau of Mining Regulation Reclamation (“BMRR”). The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada's Division of Environmental Protection with the purposes of ensuring public safety, protecting the waters of the state, and providing for post mining land use.

Working Capital and Equipment Financings

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. On July 30, 2012, the Company borrowed $2 million under the Cat Equipment Facility.The Cat Equipment Facility will bear interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law.

In July 2012, the Company also entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time. The Company's obligations under the agreement are secured by a security interest in all personal property of the Company and the Subsidiary and certain real estate owned by the Company within the Company's starter mine (the "Starter Mine Patents"). The proceeds will be used for working capital and capital expenditures associated with the commencement of production. The proceeds will be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. The agreement is non-interest bearing except in the event of a default, whence the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law.

The Company also granted to RIF a call option to purchase 5,950 ounces of gold at a strike price of $2,000 per ounce, exercisable on, and expiring on, July 24, 2013. In connection with entry into the agreement, the Company and the Subsidiary have also entered into a purchase and sale agreement with Auramet, and the Company entered into a trading agreement the terms of which will govern all transactions of metals between Auramet and the Company. The Company drew down $5 million under the agreement in July 2012.

The agreements contain customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six month periods ended June 30, 2012, as well as our future results.

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

The Company has 1,276 RC and core holes, representing over 373,000 feet of drill data in the Lucerne Resource Area. This data has furthered our knowledge of the Lucerne’s mineralization and provided the information used to develop the mine plan for commencing production on the west side of the Lucerne. We also have 323 RC and core holes, representing over 59,000 feet of drill data in our Dayton Resource Area. In our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

Our Lucerne Resource Area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource Area, the proposed site for our second commercial mining activities, is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 5,869 acres of mining claims in the Comstock District. The acreage is comprised of 1,336 acres of patented claims (private lands) and surface parcels (private lands) and 4,533 acres of unpatented mining claims, which the BLM administers.

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

In January 2012, the Company launched its 2012-2013, exploration drilling program, with the initial drilling activities in its Spring Valley Area.  The program is anticipated to be the Company's largest drilling program, significantly exceeding the aggregate depths of the program from October 2010 through August 2011, which was comprised of 128,671 feet of reverse circulation drilling and 3,583 feet of core drilling.  The Company anticipates about 300,000 feet of reverse circulation and 13,000 feet of core drilling, at a total cost of approximately $12 million. This drilling is scheduled to last approximately 21 months.

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

The 2012-2013 drilling program will then continue with three significant objectives: 1) infill drilling in the Dayton Resource Area 2) step-out and infill drilling in the east-side of the Lucerne Resource Area and 3) exploration drilling on high priority targets, including Spring Valley.

The infill drilling in the Dayton Resource Area will provide detailed information needed to create a preliminary mine plan for the proposed Dayton mine, to be developed in parallel with the expanded Lucerne mine.  With that plan, the Company will complete a feasibility study, a prerequisite before commencing the permitting for the second mine.

The step-out drilling phase in the east-side of the Lucerne Resource Area will test the continuity of mineralization to the north and south, and at greater depths to the east.  The infill-drilling phase will then provide the detailed information needed to develop an expanded mine plan for the Lucerne mine.  That mine plan will position the Company to complete an economic feasibility study, a prerequisite before any permitting for the expanded mine becomes foreseeable.

Production Outlook

Our strategic plan calls for a return to mine production during the third quarter of 2012. Some of the remaining objectives on the Company’s production schedule include hiring experienced processing staff and commissioning the expanded Merrill Crowe processing facility.

We have hired twenty-three of our planned additional thirty mine and processing staff. The first nine employees started in April 2012, augmenting the existing mine operations team, including all of our heavy equipment operators, plus quality and safety managers. The remaining seven employees scheduled to start in August 2012 represent Merrill Crowe, laboratory and metallurgical process staff.

During the quarter, we completed the expansion of the heap leach pad from its three existing cells to five cells.  We also received and installed the new Merrill Crowe facility.

We have installed the crushing facility, including the jaw and cone crusher, the super stacker, conveyors and related components on site.  In July 2012, we commissioned the crushing facility including successful calibration and testing. The crushing facility is now ready to begin production.

The sequence of the remaining activities includes; commencing the haulage of ore from the mine to the crushing facility, commissioning the Merrill Crowe processing facility, and crushing and stacking material.  Once material is stacked, we will commence processing with an expectation of pouring doré within sixty days of stacking the first material.

The Company has completed a financial analysis for the Lucerne mine and anticipates annual operating expenses, including mining, processing, royalties and mine administration costs of approximately $13 million per annum, with a production schedule that commences processing at a rate of one million tons per annum.  The Company anticipates temporary, higher haulage costs of $1.5 million for the six months of operations, associated with hauling on an alternative route until a new Right of Way permit is issued to us by the BLM. These mining, processing and related costs do not include corporate administration or other general and administrative costs, nor do they include exploration and mine development costs.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions. We consider the historic Comstock district central to our growth strategy. The following acquisitions were completed in 2012.

On January 4, 2012, we completed the purchase of four patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000. The purchase included a $500,000 upfront payment. We issued a $2,500,000, 0% interest note to finance the balance of the purchase price. The note is payable in equal quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principle due in five years. At June 30, 2012, the note payable was net of imputed interest of $353,130.

On February 15, 2012, we purchased a property in Storey County, Nevada near existing claims. The purchase price was $25,000 paid in cash.

On February 22, 2012, we completed the purchase of the Diez Senores property, adjacent to our Dayton properties, which includes 100% of surface rights and 50% of mineral rights on 18 patented acres in Lyon County, Nevada. The purchase price was $237,500 paid in cash.

On March 9, 2012, we completed the purchase of the 38 acres known as the Railroad and Gold property. The purchase price was $400,000 comprised of $160,000 paid upfront ($60,000 in cash and $100,000 in Company stock) and a $240,000 note at 4.5% interest per annum maturing in three years.

In April 2012, we purchased the White House property. The purchase price consisted of a $100,000 cash payment and the issuance of a $300,000 note payable. The note bears interest at 4.5% and is payable in monthly installments of $1,520 with a final remaining principal payment due on April 1, 2017. The note is secured by a first deed of trust on the land.

In the six months ended June 30, 2012, we purchased additional property, plant and equipment and mineral rights and properties of which $150,900 was paid via the issuance of debt obligations.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three and six months ended June 30, 2012 and 2011.

Three Months Ended June 30, 2012 and June 30, 2011:

	2012	2011	Difference
Revenue - Hotel	$182,523	$120,175	$62,348

Hotel operating costs	195,972	99,995	95,977
Depreciation and amortization	408,360	42,324	366,036
Reclamation, exploration and test mining expense	5,125,426	3,039,582	2,085,844
General and administration	2,723,697	1,604,258	1,119,439
Consulting and professional fees	782,290	648,075	134,215
Loss from operations	9,053,222	5,314,059	3,739,163
OTHER INCOME (EXPENSE)
Change in fair value of contingent dividend payment	117,900	486,491	(368,591)
Interest expense	(52,738)	(11,785)	(40,953)
Interest income	7,714	14,846	(7,132)
Income tax benefit	-	76,081	(76,081)
Net loss	$8,980,346	$4,748,426	$4,231,920

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The hotel revenues from the cottages, hotel rooms, restaurant and bar increased $62,348 for the three months ended June 30, 2012, compared to the same quarter in 2011. The increase is the result of the hotel being owned for only two months of the quarter in 2011. We did not produce or sell any gold or silver during the three months ended June 30, 2012 and June 30, 2011.

Hotel operating costs increased $95,977 for the quarter ended June 30, 2012, compared with the same quarter in 2011. The increase is primarily due to the hotel being owned for the full three month period in 2012 compared to being owned for only two months of the quarter in 2011. The hotel operating costs represents costs incurred for providing room, restaurant and bar services at the hotel.

Depreciation and amortization increased $366,036 for the quarter ended June 30, 2012, compared to the same quarter in 2011. The increase is primarily related to the increase in depreciable building and mining equipment.

Reclamation, exploration and test mining expenses increased by $2,085,843 for the quarter ended June 30, 2012, compared to the same quarter in 2011. The increase is primarily the result of $853,070 associated with required soil sampling and $550,933 expense related to stock-based compensation expense. The remainder of the increase is associated with permitting and related mine development costs for our Lucerne Resource Area in the first quarter of 2012, including higher labor costs related to the expansion of the geological, mine development and mining staff.

General and administrative expenses increased by approximately $1,119,439 for the quarter ended June 30, 2012, compared to the same quarter in 2011. The increase is primarily the result of $988,206 expense related to stock-based compensation expense and, to a lesser extent, increases in director’s fees, travel, insurance and other administrative costs.

Consulting and professional fees increased by $134,215 for the quarter ended June 30, 2012, compared to the same quarter in 2011. This increase results primarily from increased legal fees associated with permitting and related appeals, preparation of our sampling and analysis plan and related environmental compliance and, to a lesser extent, fees associated with internal control compliance and related business process improvement activities.

Change in fair value of contingent dividend payment decreased $368,591 for the quarter ended June 30, 2012, compared to the same quarter in 2011. This decrease resulted from the change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. The change in fair value resulted primarily from the shorter time remaining on the contingent dividend feature and from a decrease in outstanding convertible preferred shares with this contingent dividend feature, partially offset by the increase in the value of common stock.

Interest expense increased by $40,953 for the quarter ended June 30, 2012, compared to the same quarter in 2011. This increase resulted from an increase in promissory notes issued to acquire additional properties.

Interest income decreased $7,132 for the quarter ended June 30, 2012, compared to the same quarter in 2011.  This decrease resulted from an overall decrease in income generating cash and cash equivalents, and available-for-sale securities during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and June 30, 2011:

	2012	2011	Difference
Revenue - Hotel	$294,245	$120,175	$174,070

Hotel operating costs	348,023	99,995	248,028
Depreciation and amortization	589,013	67,282	521,731
Reclamation, exploration and test mining expense	9,714,278	5,235,489	4,478,789
General and administration	4,918,218	2,294,524	2,623,694
Consulting and professional fees	1,438,750	874,237	564,513
Loss from operations	16,714,037	8,451,352	8,262,685
OTHER INCOME (EXPENSE)
Change in fair value of contingent dividend payment	484,700	1,216,508	(731,808)
Interest expense	(97,948)	(24,375)	(73,573)
Interest income	14,342	54,050	(39,708)
Income tax benefit	-	76,081	(76,081)
Net loss	$16,312,943	$7,129,088	$9,183,855

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The hotel revenues from the cottages, hotel rooms, restaurant and bar increased $174,070 for the six months ended June 30, 2012, compared to the same period in 2011. The increase is the result of the hotel being owned for only two months of the six month period in 2011. We did not produce or sell any gold or silver during the six months ended June 30, 2012 and June 30, 2011.

Hotel operating costs increased $248,028 for the six months ended June 30, 2012, compared with the same period in 2011. The increase is primarily due to the hotel being owned for the full six month period in 2012 compared to being owned for only two months of the six month period in 2011. The hotel operating costs represents costs incurred for providing room, restaurant and bar services at the hotel.

Depreciation and amortization increased $521,731 for the six months ended June 30, 2012, compared to the same period in 2011. The increase is primarily related to the increase in depreciable building and mining equipment and, to a lesser extent, representing a full six months depreciation for the hotel, as compared to two months for the comparable period in 2011.

Reclamation, exploration and test mining expenses increased by $4,478,789 for the six months ended June 30, 2012, compared to the same quarter in 2011. The increase is primarily the result of $1,741,854 associated with required soil sampling, $1,079,707 expense related to stock-based compensation expense and $1,282,484 related to higher labor resulting from the expansion of the geological, mine development and mining staff. The remainder of the increase is associated with permitting and related mine development costs for our Lucerne Resource Area.

General and administrative expenses increased by approximately $2,623,694 for the six months ended June 30, 2012, compared to the same quarter in 2011. The increase is primarily the result of $2,087,568 expense related to stock-based compensation expense and, to a lesser extent, increases in director’s fees, travel, insurance and other administrative costs.

Consulting and professional fees increased by $564,513 for the six months ended June 30, 2012, compared to the same period in 2011. This increase results primarily from increased legal fees associated with permitting and related appeals, preparation of our sampling and analysis plan and related environmental compliance and, to a lesser extent, fees associated with internal control compliance and related business process improvement activities.

Change in fair value of contingent dividend payment decreased $731,808 for the six months ended June 30, 2012, compared to the same period in 2011. This decrease resulted from the change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. The change in fair value resulted primarily from the shorter time remaining on the contingent dividend feature and from a decrease in outstanding convertible preferred shares with this contingent dividend feature, partially offset by the increase in the value of common stock.

Interest expense increased by $73,573 for the six months ended June 30, 2012, compared to the same period in 2011. This increase resulted from an increase in promissory notes issued to acquire additional properties.

Interest income decreased $39,708 for the six months ended June 30, 2012, compared to the same period in 2011.  This decrease resulted from an overall decrease in income generating cash and cash equivalents, and available-for-sale securities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Liquidity and Capital Resources

Cash, cash equivalents and available-for-sale securities on hand at June 30, 2012, totaled $5,307,032.

For the six months ended June 30, 2012, we used cash from operating activities of approximately $10.1 million compared to $5.9 million in the same period of 2011. The increased use of operating cash flow of approximately $4.2 million was primarily as a result of increased use of cash for exploration and mine development expenses of $4.4 million, general administrative expenses of $0.4 million and, consulting and professional fees of $0.6, partially offset by a $1.3 million increase in cash provided in operating activities from changes in working capital.

Net cash used in investing activities included $7.4 million for the purchase of mineral rights and properties, plant and equipment, including approximately $1.2 million for mining vehicles and equipment, $2.3 million for processing equipment $1.7 million for land and buildings and $2.2 million for work in process primarily related to processing and laboratory equipment. Additionally, the Company paid approximately $0.7 million to increase its reclamation bond deposit.

The Company has recurring net losses from operations, an accumulated deficit of $143 million as of June 30, 2012, and has had no significant mining revenues since 2006. For the six months ended June 30, 2012, the Company incurred a net loss of $16,312,944 and had negative working capital (i.e. current liabilities in excess of current assets) of $3,758,994.

Surety Bond

In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada's Bureau of Mining Regulation Reclamation (“BMRR”). The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada's Division of Environmental Protection with the purposes of ensuring public safety, protecting the waters of the state, and providing for post mining land use.

Working Capital and Equipment Financings

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. On July 30, 2012, the Company borrowed $2 million under the Cat Equipment Facility. The Cat Equipment Facility will bear interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law.

In July 2012, the Company also entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time. The Company's obligations under the agreement are secured by a security interest in all personal property of the Company and the Subsidiary and certain real estate owned by the Company within the Company's starter mine (the "Starter Mine Patents"). The proceeds will be used for working capital and capital expenditures associated with the commencement of production. The proceeds will be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. The agreement is non-interest bearing except in the event of a default, whence the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law.

The Company also granted to RIF a call option to purchase 5,950 ounces of gold at a strike price of US$2,000 per ounce, exercisable on, and expiring on, July 24, 2013. In connection with entry into the agreement, the Company and the Subsidiary have also entered into a purchase and sale agreement with Auramet, and the Company entered into a trading agreement the terms of which will govern all transactions of metals between Auramet and the Company. The Company drew down $5 million under the agreement in July 2012.

During the six month period ended June 30, 2012, preferred shareholders converted 260 shares of Series B convertible preferred stock into 157,575 shares of common stock.  Subsequent to June 30, 2012, through August 13, 2012, preferred shareholders converted 501.09 shares of Series A-2 convertible preferred stock into 769,729 shares of common stock.

On January 1, 2012 and July 1, 2012, the Company declared and issued 1,220,003 and 927,984 shares, respectively of common stock in payment of dividends on the convertible preferred stock.

We did not generate revenues or operating cash flows from mining. Revenues and operating cash flows from the hospitality segment were minimal. In August 2012, the Company began hauling ore from its Lucerne mine to its process area in American Flat. The Company's operating expenses are expected to significantly increase as it seeks to transition from initial start-up mode to future production. In addition, the Company will need to fund approximately $3.1 million for the remaining capital expenditures required for commencing production and for debt service requirements associated with existing credit facilities Although the Company estimates that the first gold and silver pour from this ore will occur in September 2012, no assurances can be given as to timing or future results, given the inherent speculative nature of start-up gold mining operations. Assuming that planned future revenues meet management's expectations, the Company believes that it would have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and existing financing arrangements. However, in the event that production results are delayed or otherwise fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured. Management believes it would be able to raise additional capital, if needed. Our recurring losses and negative cash flow from operations require ongoing assessment regarding our ability to continue as a going concern.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2012, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2012, the Company received a Notice of Trespass (the “Notice”) from the Carson City District Field Office of the Bureau of Land Management (“BLM”). After taking corrective action, including a new right of way grant which provides an alternative route for the transportation of materials from our mine to our processing facilities, the Company has been notified by the BLM that the matter has been officially resolved and that all conditions included in the Notice have been fully satisfied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock issued by us during the three months ended June 30, 2012, that were not registered under the Securities Act and not previously disclosed in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

•	On May 24, 2012, the Company issued 13,271 shares of common stock to Golden Goose Mine for the purchase of 95 acres known as the “Dayton”.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10.1	Master Loan and Security Agreement

10.2	Secured Promissory Note and Guaranty

10.3	Call Option Agreement

10.4	General Security Agreement (Comstock Mining Inc.)

10.5	General Security Agreement (Comstock Mining LLC)

10.6	Pledge Agreement

10.7	Master Purchase Contract & Bill of Sale

10.8	Trading Agreement

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

10.1	Master Loan and Security Agreement

10.2	Secured Promissory Note and Guaranty

10.3	Call Option Agreement

10.4	General Security Agreement (Comstock Mining Inc.)

10.5	General Security Agreement (Comstock Mining LLC)

10.6	Pledge Agreement

10.7	Master Purchase Contract & Bill of Sale

10.8	Trading Agreement

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

