Form 10-Q/A
period 2012-06-30
Comstock Mining Inc.
filed 2012-09-14
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at September 14, 2012 was 42,591,626.

1

EXPLANATORY NOTE

Except for the exhibits filed herewith that were omitted in error in the original filing, this amendment does not amend any other information set forth in the quarterly report for the period specified above, originally filed on August 14, 2012. This amendment speaks as of the original filing date, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way any disclosures made in the originally filed quarterly report.

2

PART II – OTHER INFORMATION

Item 6. Exhibits.

The exhibits listed on the accompanying following documents are filed as part of this report.

Exhibit Number	Exhibit

10.1*	Master Loan and Security Agreement

10.2*	Secured Promissory Note and Guaranty

10.3 *	Call Option Agreement

10.4 *	General Security Agreement (Comstock Mining Inc.)

10.5*	General Security Agreement (Comstock Mining LLC)

10.6*	Pledge Agreement

10.7*	Master Purchase Contract & Bill of Sale

10.8*	Trading Agreement

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31 to the Quarterly Report on Form 10-Q filed by Comstock Mining Inc. on August 14, 2012)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Quarterly Report on Form 10-Q filed by Comstock Mining Inc. on August 14, 2012)

*	Filed herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: September 14, 2012	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

4

Exhibit Index

Exhibit Number	Exhibit

10.1*	Master Loan and Security Agreement

10.2*	Secured Promissory Note and Guaranty

10.3 *	Call Option Agreement

10.4 *	General Security Agreement (Comstock Mining Inc.)

10.5*	General Security Agreement (Comstock Mining LLC)

10.6*	Pledge Agreement

10.7*	Master Purchase Contract & Bill of Sale

10.8*	Trading Agreement

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31 to the Quarterly Report on Form 10-Q filed by Comstock Mining Inc. on August 14, 2012)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Quarterly Report on Form 10-Q filed by Comstock Mining Inc. on August 14, 2012)

*	Filed herewith

5