Form 10-Q
period 2012-09-30
Comstock Mining Inc.
filed 2012-11-13
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at November 13, 2012 was 43,560,501.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities. Item 4. Mine Safety Disclosure.
Item 5. Other Information.
Item 6. Exhibits.
Signatures
Exhibit Index

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
ASSETS	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$3,187,701	$6,955,010
Available-for-sale securities	740,939	2,211,287
Inventories	1,186,545	-
Stockpiles and mineralized material on leach pads	2,085,296	-
Prepaid expenses and other current assets	853,370	1,842,479
Total current assets	8,053,851	11,008,776

MINERAL RIGHTS AND PROPERTIES, Net	7,689,780	4,869,683
PROPERTIES, PLANT AND EQUIPMENT, Net	20,779,865	9,383,723
RECLAMATION BOND DEPOSIT	2,473,474	721,748
RETIREMENT OBLIGATION ASSET	3,010,409	825,481
OTHER ASSETS	145,330	164,741

TOTAL ASSETS	$42,152,709	$26,974,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,830,055	$1,755,381
Accrued expenses	7,129,975	4,151,410
Long-term debt obligations – current portion	7,431,601	138,245
Derivative liabilities	1,387,618	-
Total current liabilities	18,779,249	6,045,036

LONG-TERM LIABILITIES:
Long-term debt obligations	6,651,335	1,298,836
Derivative liability-contingent dividend payment	-	1,025,000
Long-term reclamation liability	4,527,043	2,007,605
Total long-term liabilities	11,178,378	4,331,441

Total liabilities	29,957,627	10,376,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized,
43,282,870 and 28,990,630 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	28,826	19,308
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value,
1,500,000 shares authorized, 22,637 shares issued and outstanding at
September 30, 2012 and December 31, 2011	15	15
7.5% Series A-2 convertible preferred stock, $.000666 par value,
250,000 shares authorized, 5,271 and 6,672 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	4	4
7.5% Series B convertible preferred stock, $.000666 par value,
600,000 shares authorized, 28,722 and 29,907 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	19	20
Additional paid-in capital	164,334,382	143,439,370
Accumulated deficit	(152,168,164)	(126,861,042)
Total stockholders’ equity	12,195,082	16,597,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,152,709	$26,974,152

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2012	2011

REVENUE
Revenue - Hospitality	$182,792	$179,071

COSTS AND EXPENSES
Hospitality operating costs	200,457	219,159
Depreciation and amortization	321,395	54,837
Reclamation and exploration expenses	4,095,553	2,256,590
General and administrative	2,494,662	1,007,832
Consultants and professional fees	876,603	273,461
Total costs and expenses	7,988,670	3,811,879

LOSS FROM OPERATIONS	(7,805,878)	(3,632,808)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(884,556)	1,661,584
Interest expense	(332,286)	(14,494)
Interest income	2,171	11,304
Other	26,370	—
Total other income (expense), net	(1,188,301)	1,658,394

NET LOSS	(8,994,179)	(1,974,414)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,092,513)	(1,156,150)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,086,692)	$(3,130,564)

Net loss per common share – basic	$(0.24)	$(0.12)

Net loss per common share – diluted	$(0.24)	$(0.12)

Weighted average common shares outstanding — basic	41,562,121	25,306,243

Weighted average common shares outstanding — diluted	41,562,121	25,306,243

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

REVENUE
Revenue - Hospitality	$477,037	$299,246

COSTS AND EXPENSES
Hospitality operating costs	543,227	319,154
Depreciation and amortization	910,408	122,119
Reclamation and exploration expenses	13,809,831	7,492,079
General and administrative	7,412,880	3,302,356
Consultants and professional fees	2,320,606	1,147,698
Total costs and expenses	24,996,952	12,383,406

LOSS FROM OPERATIONS	(24,519,915)	(12,084,160)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(399,856)	2,878,092
Interest expense	(430,234)	(38,869)
Interest income	16,513	65,354
Other	26,370	—
Total other income (expense), net	(787,207)	2,904,577

LOSS BEFORE INCOME TAXES	(25,307,122)	(9,179,583)

INCOME TAX BENEFIT	-	76,081

NET LOSS	(25,307,122)	(9,103,502)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(3,300,788)	(3,585,929)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(28,607,910)	$(12,689,431)

Net loss per common share – basic	$(0.74)	$(0.54)

Net loss per common share – diluted	$(0.74)	$(0.54)

Weighted average common shares outstanding — basic	38,622,647	23,400,424

Weighted average common shares outstanding — diluted	38,622,647	23,400,424

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(25,307,122)	$(9,103,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	1,306,090	122,119
Stock, warrants, and stock-based compensation and services	6,510,113	2,592,091
Accretion of reclamation liability	114,124	70,455
Deferred income taxes	—	(76,081)
Amortization of debt discounts and issuance costs	344,562	—
Net change in fair value of derivatives	399,856	(2,878,092)
Disposal of mineral properties	14,169	—
Changes in operating assets and liabilities, net of affects from acquisition:
Inventories	(1,186,545)	—
Stockpiles and mineralized material on leach pads	(2,085,296)	—
Prepaid expenses and other current assets	(257,702)	(133,248)
Other assets	19,411	—
Accounts payable	1,683,760	35,596
Accrued expenses	678,565	(43,763)
NET CASH USED IN OPERATING ACTIVITIES	(17,766,015)	(9,414,425)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	1,470,348	3,664,889
Purchase of available-for-sale securities	—	(2,205,000)
Purchase of mineral rights and properties, plant and equipment	(12,679,374)	(3,202,077)
Acquisition of Gold Hill Hotel	—	(500,000)
Change in reclamation bond deposit	548,274	—
NET CASH USED IN INVESTING ACTIVITIES	(10,660,752)	(2,242,188)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(291,759)	(769,130)
Proceeds from long-term debt obligations	9,702,500	—
Long-term debt obligation issuance costs	(100,000)	—
Proceeds from the issuance of common stock, net	15,812,173	—
Common stock issuance costs	(463,456)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,659,458	(769,130)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,767,309)	(12,425,743)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,955,010	25,383,309
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,187,701	$12,957,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$169,974	$23,747

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A-2 and Series B convertible preferred stock	$1,912	$3,575
Dividends paid in common stock (par value)	1,430	783
Issuance of common stock for properties, plant and equipment	444,699	—
Issuance of common stock to directors	—	996,250
Issuance of common stock for long-term debt obligations payment	50,000	—
Issuance of long-term debt obligations for purchase of mineral
rights and properties, plant and equipment	2,801,125	44,059
Issuance of long-term debt obligations for Gold Hill Hotel acquisition	—	340,000
Additions to reclamation liability and retirement obligation asset	2,405,314	—
Reclamation bond deposit payable included in accrued expenses	2,300,000	—
Properties, plant and equipment purchases in accounts payable	200,064	752,232
Debt issuance costs deducted from proceeds of long-term debt obligations	125,000	—

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

1. Interim Financial Statements

The Company is a mining company that has focused on exploration of mineralized material and recently entered into production of gold.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has recurring net losses from operations, an accumulated deficit of $152.1 million as of September 30, 2012, and has had no significant mining revenues since 2006. For the nine months ended September 30, 2012, the Company incurred a net loss of $25.3 million and used cash in operations of $17.8 million. As of September 30, 2012, the Company had cash, cash equivalents and available-for-sale securities on hand of $3.9 million, and negative working capital (i.e. current liabilities in excess of current assets) of $10.7 million. The Company's operating expenses have significantly increased during transition from initial start-up mode to production. In addition, the Company will need to continue to fund debt service requirements associated with existing credit facilities. During the quarter ended September 30, 2012, the Company commenced gold production. During September and October 2012, the Company shipped approximately 1,259 ounces of gold resulting in a sales price of approximately $2.5 million through October 29, 2012. With the planned future production and revenue, the Company believes that it will have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and cash generated through operations. However, in the event that production or other factors impacting future operating results fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured.

Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs, stock-based compensation, and depreciation, depletion and amortization.

Stockpiles - Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton.

Mineralized Material on Leach Pads - The Company utilizes a heap leaching process to recover gold from its mineralized material. Under this method, the mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting gold-bearing solution is further processed in a facility where the gold is recovered. The costs of mineralized material on leach pads are current mining costs, including applicable depreciation relating to mining operations. The costs are removed from mineralized material on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and a recovery percentage.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the quantities and grades of material placed on leach pads to the quantities and grades quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process will be constantly monitored and estimates will be refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

In-process Inventories - In-process inventories represent mineralized materials that are currently in the process of being converted to a saleable product through the Merrill-Crowe process. The value of in-process material is measured based on assays of the material fed into the process and the projected recoveries of material.  In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventories - Finished goods inventories include gold that has been processed through the Company’s Merrill-Crowe facility and are valued at the average cost of its production.

Revenue Recognition

Revenue is recognized from sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.  Revenue from by-product sales (such as silver) are credited to costs applicable to mining revenue as a by-product credit. The agreement the Company had with its customer prior to September 30, 2012 indicated that title of gold sold was transferred to the customer upon collection of the sales price.   Prior to September 30, 2012, the Company shipped 316 ounces of gold and 3,299 ounces of silver to a customer which represented $558,574 of revenue and a $115,920 reduction to costs applicable to mining revenue in the fourth quarter of 2012.  Subsequent to September 30, 2012, the Company amended this agreement such that title of gold sold will be transferred to the customer upon shipment of the gold.

There were no components of comprehensive loss other than net loss for the three and nine months ended September 30, 2012 and 2011.

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

2. Available-for-Sale Securities

Available-for-sale securities at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
FDIC insured certificates of deposit maturing in less than 12 months	$740,939	$2,211,287

At September 30, 2012 and December 31, 2011, the carrying value of the available-for-sale securities approximates fair value.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
In-process	$760,957	$-
Finished goods	425,588	-
Total Inventories	1,186,545	-
Stockpiles	518,444	-
Mineralized material on leach pads	1,566,852	-
Total Stockpiles and mineralized material on leach pads	2,085,296	-
Total	$3,271,841	$-

4. Derivative Financial Instruments

Derivative financial instruments at September 30, 2012 and December 31, 2011 consisted of the following:

Derivative Type	Balance Sheet Classification	2012	2011
Derivative assets
Gold puts	Prepaid expenses and other current assets	$10,571	$-
Derivative liabilities
Gold calls	Derivative liabilities	227,282	-
Gold forwards	Derivative liabilities	715,536	-
Contingent dividend payment	Derivative liabilities	444,800	-
Contingent dividend payment	Derivative liability - contingent dividend payment	-	1,025,000
Total derivative liabilities		$1,387,618	$1,025,000

During the 9 months ended September 30, 2012 the Company recognized a loss of $161,929 on the gold puts, a loss of $102,591 on the gold calls, a loss of $715,536 on the gold forwards, and a gain of $580,200 on the contingent dividend payment.  Each of these amounts was recorded within change in fair value of derivatives in the condensed consolidated statement of operations.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Prepaid mineral leases	$147,801	$1,577,544
Debt issuance costs	195,683	-
Prepaid net proceeds tax	139,940	-
Other	369,946	264,935
Total	$853,370	$1,842,479

Prepaid mineral leases include $98,677 and $1,547,677, as of September 30, 2012 and December 31, 2011, respectively, for annual mineral rights leased pursuant to the Northern Comstock LLC operating agreement.

6. Mineral Rights and Properties, net

Mineral rights and properties at September 30, 2012 and December 31, 2011 consisted of the following:

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

During the nine months ended September 30, 2012, the Company acquired significant mineral properties including, the Dayton “Golden Goose” property and the adjacent Diez Senores property, as part of its strategic plan to create opportunities for further exploration and mining in the Dayton Resource Area.

7. Properties, Plant and Equipment, Net

Properties, plant, and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Land and building	$3,560,357	$1,815,326
Vehicle and equipment	5,178,178	4,421,926
Processing and laboratory	13,610,648	1,178,195
Furniture and fixtures	560,666	317,959
Construction in progress	-	2,694,597
	22,909,849	10,428,003
Less accumulated depreciation	(2,129,984)	(1,044,280)
	$20,779,865	$9,383,723

During the nine months ended September 30, 2012, the Company acquired significant amounts of land, building, mining and processing equipment for use in commercial mining and processing operations.

8.  Long-Term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of $4,527,043 and $2,007,605 as of September 30, 2012 and December 31, 2011, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation and remediation work, assuming the work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. As mine operation plans expand or change these obligations will change. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation. We periodically review the accrued reclamation liability for information indicating that our estimated liabilities may change.

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for the mining projects for the nine months ended September 30, 2012 and September 30, 2011:

	2012	2011
Long-term reclamation liability - beginning of period	$2,007,605	$1,332,730
Additional obiligations incurred	2,405,314	-
Accretion of reclamation liability	114,124	70,455
Long-term reclamation liability - end of period	$4,527,043	$1,403,185

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects for the nine months ended September 30, 2012 and September 30, 2011:

	2012	2011
Retirement obligation asset - beginning of period	$825,481	$339,357
Additional obiligation incurred	2,405,314	-
Amortization of retirement obligation asset	(220,386)	(31,461)
Retirement obligation asset - end of period	$3,010,409	$307,896

9. Accrued Expenses

Accrued expenses at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Tax indemnification accrual	$3,985,664	$3,861,340
Accrued reclamation deposit	2,300,000	-
Other accrued expenses	844,311	290,070
Total	$7,129,975	$4,151,410

In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada's Bureau of Mining Regulation Reclamation (“BMRR”). The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada's Division of Environmental Protection with the purposes of ensuring public safety, protecting the waters of the state, and providing for post mining land use. As part of the surety agreement, the Company agreed to pay a 2.5% annual bonding fee and has signed a corporate guarantee. The initial cash collateral percentage due to Lexon is 50% of the total state bond amount of $4.67 million. Other accrued expenses include $2.3 million or approximately 50% of the bonding requirement to be funded to Lexon by December 31, 2012 per the terms of the agreement.

10. Long-Term Debt Obligations

  Long-term debt obligations at September 30, 2012 and December 31, 2011 consisted of the following:

Note Description	2012	2011
Note Payable (Auramet Facility)	$5,100,766	$-
Note Payable (Caterpillar Equipment Facility)	4,875,552	-
Note Payable (Dayton Property “Golden Goose”)	2,074,062	-
Note Payable (Donovan Property)	655,965	680,882
Note Payable (Gold Hill Hotel)	318,177	330,613
Note Payable (White House)	298,010	-
Note Payable (Railroad & Gold Property)	235,290	-
Notes Payable - Other	525,114	425,586
Subtotal	14,082,936	1,437,081
Less current portion	(7,431,601)	(138,245)
Long-term portion of long-term debt obligations	$6,651,335	$1,298,836

In January 2012, the Company finalized the purchase of the Dayton property, effectively purchasing the four patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000 plus a 3% net smelter royalty. In addition, the net smelter royalty will be reduced by 75% until the Company receives credit through the reduction of net smelter royalties for the $3,000,000 purchase price. The purchase price consisted of a $500,000 cash payment. The majority of the purchase price was financed through the issuance of a $2.5 million note payable. The note bears interest at 0% and is payable in quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principal due on or before August 1, 2017. The note is secured by a first deed of trust on the land. The note has been recorded at a discount using a discount rate of 5.0%. At September 30, 2012, the note payable was net of imputed interest of $325,938.

In March 2012, the Company finalized the purchase of the Railroad & Gold property. A portion of the purchase price was financed through the issuance of a $240,000 note payable. The note bears interest at 4.5% and is payable in monthly installments of $1,835 with the final remaining principal payment due on or before April 1, 2015. The note is secured by a first deed of trust on the land.

In April 2012, the Company purchased the White House property. The purchase price consisted of a $100,000 cash payment and the issuance of a $300,000 note payable. The note bears interest at 4.5% and is payable in monthly installments of $1,520 with a final remaining principal payment due on April 1, 2017. The note is secured by a first deed of trust on the land.

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. As of September 30, 2012, the Company had borrowed $5 million under the Cat Equipment Facility. The Cat Equipment Facility bears interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, in which case the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law.

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility are secured by a security interest in all personal property of the Company and certain real estate owned by the Company within the Company's starter mine (the "Starter Mine Patents"). The proceeds will be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. The agreement is non-interest bearing except in the event of a default, in which case the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law. In connection with entry into the Auramet Facility, the Company also entered into a purchase and sale agreement with Auramet, and the Company entered into a trading agreement the terms of which will govern all transactions of metals between Auramet and the Company. The Company drew down $5 million under the agreement in July 2012. The proceeds from the agreement have been recorded using an imputed interest rate of approximately 24%. The agreements contain a covenant that require the Company to maintain a minimum liquidity balance of $3 million (including cash and cash equivalents and short term securities). The agreements additionally contain customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings.

In connection with the Auramet Facility, the Company granted RIF a call option to purchase 5,950 ounces of gold at a strike price of $2,000 per ounce, exercisable on, and expiring on, July 24, 2013. The value of the option of $124,691 was accounted for as a reduction to the debt proceeds and will be amortized as interest expense over the term of the agreement. Additionally, the Company purchased an option to put 10,000 ounces of gold to Auramet at a strike price of $1,250 per ounce for $172,500.  The put option expires on January 29, 2013.  Each of these options has been recognized in the accompanying condensed consolidated balance sheets at fair value as a derivative asset or liability by the Company.  Changes in the fair value of these derivatives have been recognized currently within the condensed consolidated statements of operations.

As the Auramet Facility is repaid in ounces of gold, the Company has recorded an embedded forward derivative that has been recognized as a derivative asset or liability based on changes in the forward prices of gold as of each measurement date.  Changes in the fair value of this derivative have been recognized currently within the condensed consolidated statements of operations. At September 30, 2012, this forward derivative liability was valued at $716,000.

In the nine months ended September 30, 2012, we purchased various additional properties, plant and equipment, and mineral rights and properties of which $166,400 was paid via the issuance of notes included in the Notes Payable – Other category in the table above.

11. Acquisition of Gold Hill Hotel

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

Goodwill arising from the acquisition was not significant. We have included the Gold Hill Hotel’s results of operations in both our hospitality segment and our consolidated results of operations from the date of acquisition.  Our condensed consolidated financial statements for the nine months ended September 30, 2012, reflect revenue and operating losses of $477,037 and $156,668, respectively, related to the Gold Hill Hotel acquisition. Our condensed consolidated financial statements for the nine months ended September 30, 2011 reflect revenues and operating losses of $299,246 and $19,908, respectively, related to the Gold Hill Hotel acquisition. Pro forma disclosures of Gold Hill Hotel’s results of operations for periods prior to the date of acquisition are not presented herein as they were not material when compared with our condensed consolidated statements of operations.

12. Stockholders’ Equity

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

In October 2011 and 2010, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. Of the total fair value of the convertible preferred stock issued, $1,449,000 and $1,595,841 was expensed as an equity-based payment to non-employees for the amount earned during the nine months ended September 30, 2012 and 2011, respectively, and a remaining fair value of $98,677 was recorded as a prepaid expense as of September 30, 2012.

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

  The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company in the event of the liquidation or change of control of the Company and are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection.  As of September 30, 2012, there were approximately $1.1 million in arrears of cumulative dividends (($0.03) impact on loss per share).

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

During the nine month period ended September 30, 2011, preferred shareholders converted 1,710 shares of Series A-2 convertible preferred stock and 4,525 shares of Series B convertible preferred stock into 2,625,514 and 2,742,568 shares of common stock, respectively.

During the nine month period ended September 30, 2012, preferred shareholders converted 1,401 shares of Series A-2 convertible preferred stock and 1,185 shares of Series B convertible preferred stock into 2,152,217 and 718,176 shares of common stock, respectively.

Restricted Stock

On December 21, 2011, May 31, 2012 and September 15, 2012, the Board of Directors granted 4,710,000 shares, 725,000 shares and 525,000 shares, respectively of restricted stock (performance awards) to certain employees and contracted employees under the 2011 Equity Incentive Plan. These awards vest based on specific performance conditions including the validation of both resources (at least measured and indicated and / or proven and probable reserves) at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of at least 90 days.

The restricted stock fair value was $1.89, $2.02 and $2.89 per share (with a total gross value of $8,901,900, $1,464,500 and $1,517,250, respectively) at the dates of grant in December 2011, May 2012 and September 2012, respectively. The unvested restricted stock awards expire five years after the grant date.

For the nine month period ended September 30, 2012, a total of 34,000 of these restricted stock awards had been forfeited and a total of 1,125,000 of the restricted stock awards had vested.

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At September 30, 2012, the Company has estimated that certain of these performance conditions are probable of being achieved or have been achieved and has therefore recognized compensation expense related to these restricted shares. Additionally, the Company has estimated that certain of these performance conditions are not yet probable of being achieved, and therefore, no expense related to those conditions has been recognized.

We recorded stock-based compensation (including restricted stock grants and other common stock grants) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Inventories, stockpiles and mineralized material on leach pads	$228,542	$—	$228,542	$—
Reclamation, exploration and
test mining expenses	480,449	—	1,560,156	—
General and administrative	1,155,948	—	3,243,516	—
Hospitality operating costs	28,898	—	28,898	—
Total	$1,893,837	$—	$5,061,112	$—

13. Fair Value Measurements

The following table presents our assets and liabilities at September 30, 2012, measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2012
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$740,939	$—	$740,939	$—
Gold put derivative	10,571	—	10,571	—
Total Assets	$751,510	$—	$751,510	$—
Liabilities:
Gold call derivative	$227,282	$—	$227,282	$—
Gold forward derivative	715,536	—	715,536	—
Derivative liability - contingent dividend	444,800	—	—	444,800
Total Liabilities	$1,387,618	$—	$942,818	$444,800

The following table presents our assets and liabilities at December 31, 2011, measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$2,211,287	$—	$2,211,287	$—
Total Assets	$2,211,287	$—	$2,211,287	$—
Liabilities:
Derivative liability - contingent dividend	$1,025,000	$—	$—	$1,025,000
Total Liabilities	$1,025,000	$—	$—	$1,025,000

During the three and nine month periods ended September 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

Derivative liability – contingent dividend — The Company’s contingent dividend derivative liability is valued using models with various observed and unobservable market inputs and classified as Level 3 in the valuation hierarchy. These market inputs include volatility, stock price, maturity date, and discount rate.

Gold Put and Call Derivative – The Company’s gold put and gold call are valued based on a Black-Scholes model with various observable inputs.  These market inputs include volatility of gold prices, gold strike prices, maturity dates of the options, exercise prices of the options, and risk-free interest rates.

Gold Forward Derivative – The Company’s gold forward is valued based on observable market changes in the forward prices for gold.

The following table indicates the changes in the level 3 financial instruments for the three months ended September 30, 2012 and 2011:

Contingent Dividend
Payment On
Convertible
Preferred Stock
Balance at July 1, 2012	$540,300
Change in fair value	(95,500)
Balance at September 30, 2012	$444,800

Balance at July 1, 2011	$3,656,684
Change in fair value	(1,661,584)
Balance at September 30, 2011	$1,995,100

The following table indicates the changes in the level 3 financial instruments for the nine months ended September 30, 2012 and 2011:

Contingent Dividend
Payment On
Convertible
Preferred Stock
Balance at January 1, 2012	$1,025,000
Change in fair value	(580,200)
Balance at September 30, 2012	$444,800

Balance at January 1, 2011	$4,873,192
Change in fair value	(2,878,092)
Balance at September 30, 2011	$1,995,100

For Level 3 liabilities that were measured at fair value on a recurring basis during the three and nine month periods ended September 30, 2012, the following table presents the fair value of those liabilities as of the measurement date, valuation techniques and related unobservable inputs of those liabilities:

	Fair Value	Valuation Techniques	Unobservable Input	Quantitative Inputs Used
Derivative liability - contingent dividend	$444,800	Monte-Carlo Simulation	Discount Rate	12%

                The carrying amount of cash and cash equivalents, and trade payables approximates fair value because of the short-term maturity of these financial instruments. The carrying value of long-term debt obligations approximates fair value at September 30, 2012, and December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1). The fair values of long-term debt obligations with the exception of the Auramet debt obligation are based on current market rates for bonds of the same risk and maturities.  The fair value of the Auramet debt obligation was at market value as the obligation was recently entered into by the Company.

14. Segment Reporting

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Revenue - Hospitality	$182,792	$179,071	$477,037	$299,246

Costs and Expenses
Mining	(7,788,213)	(3,592,720)	(24,453,725)	(12,064,252)
Hospitality	(200,457)	(219,159)	(543,227)	(319,154)
Total costs and expenses	(7,988,670)	(3,811,879)	(24,996,952)	(12,383,406)

Operating Income (Loss)
Mining	(7,788,213)	(3,573,491)	(24,453,725)	(12,045,023)
Hospitality	(17,665)	(59,317)	(66,190)	(39,137)
Total loss from operations	(7,805,878)	(3,632,808)	(24,519,915)	(12,084,160)

Other income (expense), net	(1,188,301)	1,658,394	(787,207)	2,904,577
Income tax benefit	-	-	-	76,081
Net loss	$(8,994,179)	$(1,974,414)	$(25,307,122)	$(9,103,502)

Capital Expenditures
Mining	$2,098,117	$1,003,418	$15,014,131	$1,167,439
Hospitality	200,000	1,175	301,000	1,087,622
Total capital expenditures	$2,298,117	$1,004,593	$15,315,131	$2,255,061

	As of September 30,	As of December 31,
	2012	2011
Assets
Mining	$40,827,908	$25,824,143
Hospitality	1,324,801	1,150,009
	$42,152,709	$26,974,152

15. Net Loss Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(8,994,179)	$(1,974,414)	$(25,307,122)	$(9,103,502)
Preferred stock dividends	(1,092,513)	(1,156,150)	(3,300,788)	(3,585,929)
Loss available to common shareholders	$(10,086,692)	$(3,130,564)	$(28,607,910)	$(12,689,431)

Denominator:
Basic weighted average shares outstanding	$41,562,121	$25,306,243	$38,622,647	$23,400,424
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	41,562,121	25,306,243	38,622,647	23,400,424

Net loss per common share:
Basic	$(0.24)	$(0.12)	$(0.74)	$(0.54)
Diluted	$(0.24)	$(0.12)	$(0.74)	$(0.54)

       The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved as of September 30, 2012 and 2011.

	September 30,
	2012	2011
Convertible preferred stock	60,276,610	62,621,580
Stock options	450,000	450,000
Warrants	2,333,500	2,333,500
Restricted stock	5,956,000	—
	69,016,110	65,405,080

16. Commitments and Contingencies

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

In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation Reclamation (“BMRR”).  The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection.  The Company is required to post $2.3 million with Lexon as collateral on the surety bond by December 31, 2012.

On September 4, 2012, the Comstock Residents Association (the “CRA”) filed a complaint in the First Judicial District Court of the State of Nevada against Storey County (the “County”) in a matter involving the Company. In 2004, the County amended a Special Use Permit (“SUP”) to allow substantial expansion of mining activities on certain property along Highway 342 by the Company. The County conditioned such amendment on a requirement that the trucking of ore from the property use off-road routes. In 2012, the Company filed an application with the County to remove such condition. The County decided not to enforce the condition in part because the Nevada Department of Transportation (the “NDOT”) advised the County, and the County agreed that regulating the use of state highways is not within the jurisdiction of the County. The CRA complaint alleges that the County’s original condition to the SUP was not illegal and that the failure of the County to enforce the condition was a derogation of its duties. The County filed a motion to dismiss the complaint. In October 2012, the Company filed a joinder in such motion of the County. Neither the motion nor the complaint have been ruled upon by the court at this time. The Company believes the complaint is without merit.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

17. Subsequent Events

In October 2012, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. The fair value of these shares is recorded as a prepaid expense and expensed over the life of the annual lease.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2012, as well as our future results.

Overview

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

The goal of our strategic plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (probable and proven) of at least 3,250,000 gold equivalent ounces in 2013, and commence commercial mining and processing operations with annual production rates of approximately 20,000 gold equivalent ounces.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have amassed a large library of historical and current data and detailed surface mapping of Comstock District properties. We use such data in conjunction with our drilling programs to expand our understanding of the Comstock District’s structural geology as well as its broader geological footprint.

The Company has 1,357 RC and core holes, representing over 410,500 feet of drill data in the Lucerne Resource Area. This data has furthered our knowledge of the Lucerne’s mineralization and provided the information used to develop the mine plan for commencing production on the west side of the Lucerne. We also have 323 RC and core holes, representing over 59,000 feet of drill data in our Dayton Resource Area. In our exploration and development campaigns, all drilling, surface and down-hole surveying, hole abandonment, geologic logging, sampling, and assays were performed to industry-recognized standards.

Our Lucerne Resource Area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource Area, the proposed site for our second commercial mining activities, is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 5,869 acres of mining claims in the Comstock District. The acreage is comprised of 1,336 acres of patented claims (private lands) and surface parcels (private lands) and 4,533 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers.

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

Following the initial drilling in Spring Valley, the Company began definition drilling in the Lucerne mine in March 2012. The definition drilling program was designed to optimize and expand the life of the Lucerne mine, on patented mining claims west of State Route 342. The definition drilling continued concurrently with the commencement of mine production. To date, 236 RC holes, totaling 86,926 feet, and 25 core holes, totaling 6,126 feet have been completed. The Lucerne mine definition drilling is scheduled to be completed in November 2012.

During the third quarter, the Company also began a step-out drilling program on the East-side of the Lucerne Resource Area. The drilling was designed to test the continuity and down-dip extension of the mineralization encountered in the 2010 and 2011, East-side drilling, with depths planned of up to 1,400 feet. Eighteen East-side holes were completed during the quarter. The East-side step-out drilling was completed in early October, 2012 with 20 holes drilled, totaling 21,310 feet. Assay results for the holes showed that all 20 encountered significant mineralization. Fourteen of the holes had multiple intervals of significant mineralization totaling 150 feet or more, including 10 of the holes with contiguous intervals of 100 feet or more. The east-side step-out drilling was completed in early October 2012.

The Company’s exploration and development drilling outside of the mine area, on the East-side, Dayton and Spring Valley, have all resulted in a prevalence of higher-grade intercepts. Examples of these higher-grade intercepts on the East-side include an assay of 1.693 ounces of gold per ton in hole E12-05, contained in a 20 foot interval averaging 0.621 ounces of gold and 1.408 ounces of silver per ton.  Hole E12-05 also had total significant mineralization in multiple zones of 370 feet, including contiguous significant mineralized intervals of 120 feet (0-120’), 90 feet (965-1055’), and 55 feet (1065-1120’).  Hole E12-10 had an assay with 6.000 ounces of silver per ton, contained in a 75-foot interval averaging 0.111 ounces of gold and 1.382 ounces of silver per ton.  Hole E12-15 had an assay of 1.589 ounces of gold and 6.500 ounces of silver per ton, contained in a 60-foot interval averaging 0.187 ounces of gold and 2.961 ounces of silver per ton.  Hole E12-16 had an assay of 6.200 ounces of silver per ton, contained in a 20-foot interval averaging 0.176 ounces of gold and 2.383 ounces of silver per ton.  Hole E12-17 had total significant mineralization in multiple zones of 320 feet, including contiguous significant mineralization of 220 feet (825-1045’).  The contiguous interval contained a 165-foot interval averaging 0.086 ounces of gold and 0.694 ounces of silver per ton.

The 2012-2013 drilling program is continuing with three significant objectives: 1) infill drilling in the Dayton Resource Area 2) step-out and infill drilling in the east-side of the Lucerne Resource Area and 3) exploration drilling on high priority targets, including Spring Valley.

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

Production Outlook

Our strategic plan called for a return to mine production during the third quarter of 2012. During the second quarter of 2012, we completed the expansion of the heap leach pad from its three existing cells to five cells.  We also received and installed the new Merrill Crowe facility.  We installed the crushing facility, including the jaw and cone crusher, the super stacker, conveyors and related components on site.

We have hired essentially all of our planned mine and processing staff. This includes the mining operations, crushing plant, Merrill Crowe facility, laboratory, and metallurgical process staff. With the additions of these staff, we are able to run our full mining operations.

In the third quarter of 2012, we commissioned the crushing and Merrill Crowe facilities including successful calibration and testing. We commenced the haulage of mineralized material from the mine to the crushing facility, and crushing and stacking material.  Once material was stacked, we commenced processing and poured doré beginning in late September 2012.

Through October 31, 2012, the Company shipped 1,258 ounces of gold and 14,802 ounces of silver. In addition, the Company delivered 28 ounces of gold and 292 ounces of silver to the Northwest Territorial Mint, In Dayton, Nevada, to facilitate the minting of the commemorative bar celebrating the first pour. The combined sale of metal (received payments and payments due on gold and silver sold) was in excess of $2.5 million.

Through October 31, 2012, the Company has crushed over 175,000 dry tons of mineralized material. Material placed on the heap leach pad after crushing remains under solution for as long as the pad is utilized. Throughout this period, the recovery of gold and silver continues, but the most effective economic recovery of gold and silver takes between 45 to 60 days to complete. The recovery of gold and silver from the first month represents only a portion of the expected recovery. Once initiated, the Merrill-Crowe process is continuous. Likewise, the heap is continuously expanded as new material is brought from the mine and sent through the crusher. As a result, the amount of gold and silver recovered and shipped for payment always represents only a fraction of the ultimately recovered amount of gold and silver potential in the amount actually on the heap.

The Company has completed a financial analysis for the Lucerne mine and anticipates annual operating expenses, including mining, processing, royalties and mine administration costs of approximately $13.3 million per annum, with a production schedule that commences processing at a rate of one million tons per annum.  The Company anticipates temporary, higher haulage costs of $2.25 million for the first nine months of operations in 2013, associated with hauling on an alternative route until a new Right of Way permit is issued to us by the BLM. These mining, processing and related costs do not include corporate administration or other general and administrative costs, nor do they include exploration and mine development costs.

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

On February 22, 2012, we completed the purchase of the Diez Senores property, adjacent to our Dayton properties, including 100% of the surface rights and 50% of the mineral rights on 18 patented acres in Lyon County, Nevada. The purchase price was $237,500 paid in cash.

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

In the nine months ended September 30, 2012, we purchased additional properties of which $166,400 was paid via the issuance of debt obligations.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the three and nine months ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012 and September 30, 2011:

	2012	2011	Difference
Revenue - Hospitality	$182,792	$179,071	$3,721

Hospitality operating costs	200,457	219,159	(18,702)
Depreciation and amortization	321,395	54,837	266,558
Reclamation and exploration expense	4,095,553	2,256,590	1,838,963
General and administrative	2,494,662	1,007,832	1,486,830
Consulting and professional fees	876,603	273,461	603,142
Loss from operations	7,805,878	3,632,808	4,173,070
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(884,556)	1,661,584	(2,546,140)
Interest expense	(332,286)	(14,494)	(317,792)
Interest income	2,171	11,304	(9,133)
Other	26,370	-	26,370
Net loss	$8,994,179	$1,974,414	$7,019,765

The hospitality revenue from the cottages, hotel rooms, restaurant and bar was stable for the three months ended September 30, 2012, compared to the same quarter in 2011, increasing $3,721.

Hotel operating costs decreased $18,702 for the quarter ended September 30, 2012, compared with the same quarter in 2011. The hotel operating costs represents costs incurred for providing room, banquet, restaurant and bar services at the hotel.

Depreciation and amortization increased $266,558 for the quarter ended September 30, 2012, compared to the same quarter in 2011. The increase is primarily related to the increase in depreciable building and mining equipment.

Reclamation and exploration expenses increased by $1,838,963 for the quarter ended September 30, 2012, compared to the same quarter in 2011. The increase is primarily the result of $480,449 related to stock-based compensation expense, $415,984 environmental and permitting and $348,460 associated with required soil sampling. The remainder of the increase is associated with exploration and related mine development costs for our Lucerne Resource Area in 2012, including higher labor costs related to the expansion of the geological, mine development and mining staff.

General and administrative expenses increased by approximately $1,486,830 for the quarter ended September 30, 2012, compared to the same quarter in 2011. The increase is primarily the result of $1,155,948 expense related to stock-based compensation expense and, to a lesser extent, increases in director’s fees, travel, insurance and other administrative costs.

Consulting and professional fees increased by $603,142 for the quarter ended September 30, 2012, compared to the same quarter in 2011. This increase results primarily from increased legal fees associated with permitting and related appeals, preparation of our sampling and analysis plan and related environmental compliance and, to a lesser extent, fees associated with internal control compliance and related business process improvement activities.

Change in fair value of derivatives decreased $2,546,140 for the quarter ended September 30, 2012, compared to the same quarter in 2011. This decrease resulted primarily from a $1,566,084 change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. This change in fair value resulted primarily from the shorter time remaining on the contingent dividend feature and from a decrease in outstanding convertible preferred shares with this contingent dividend feature, partially offset by the increase in the value of common stock. The remaining decrease of $980,056 is from the change in the fair value calculation on gold calls, puts, and forwards held by the Company.

Interest expense increased by $317,792 for the quarter ended September 30, 2012, compared to the same quarter in 2011. This increase resulted from financing agreements entered into with Resource Income Fund associated with our $5 million working capital revolving credit facility and Caterpillar Financial associated with our $5 million equipment financing loan, both entered into in 2012.

Interest income decreased $9,133 for the quarter ended September 30, 2012, compared to the same quarter in 2011.  This decrease resulted from an overall decrease in income generating cash and cash equivalents, and available-for-sale securities during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and September 30, 2011:

	2012	2011	Difference
Revenue - Hospitality	$477,037	$299,246	$177,791

Hospitality operating costs	543,227	319,154	224,073
Depreciation and amortization	910,408	122,119	788,289
Reclamation and exploration expense	13,809,831	7,492,079	6,317,752
General and administrative	7,412,880	3,302,356	4,110,524
Consulting and professional fees	2,320,606	1,147,698	1,172,908
Loss from operations	24,519,915	12,084,160	12,435,755
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(399,856)	2,878,092	(3,277,948)
Interest expense	(430,234)	(38,869)	(391,365)
Interest income	16,513	65,354	(48,841)
Other	26,370		26,370
Income tax benefit	-	76,081	(76,081)
Net loss	$25,307,122	$9,103,502	$16,203,620

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The hospitality revenues from the cottages, hotel rooms, banquets, restaurant and bar increased $177,791 for the nine months ended September 30, 2012, compared to the same period in 2011. The increase is primarily the result of the hotel being owned for only five months of the nine month period in 2011.

Hotel operating costs increased $224,073 for the nine months ended September 30, 2012, compared with the same period in 2011. The increase is primarily due to the hotel being owned for the full nine month period in 2012 compared to being owned for only five months of the nine month period in 2011. The hotel operating costs represents costs incurred for providing room, banquet, restaurant and bar services at the hotel.

Depreciation and amortization increased $788,289 for the nine months ended September 30, 2012, compared to the same period in 2011. The increase is primarily related to the increase in depreciable building and mining equipment.

Reclamation and exploration mining expenses increased by $6,317,752 for the nine months ended September 30, 2012, compared to the same period in 2011. The increase is primarily the result of $2,074,885 associated with required soil sampling, $1,560,156 expense related to stock-based compensation expense and $868,728 related to higher labor resulting from the expansion of the geological, mine development and mining staff. The remainder of the increase is associated with permitting and related mine development costs for our Lucerne Resource Area.

General and administrative expenses increased by $4,110,524 for the nine months ended September 30, 2012, compared to the same period in 2011. The increase is primarily the result of $3,243,516 expense related to stock-based compensation expense and, to a lesser extent, increases in director’s fees, travel, insurance and other administrative costs.

Consulting and professional fees increased by $1,172,908 for the nine months ended September 30, 2012, compared to the same period in 2011. This increase results primarily from increased legal fees associated with permitting and related appeals, preparation of our sampling and analysis plan and related environmental compliance and, to a lesser extent, fees associated with internal control compliance and related business process improvement activities.

Change in fair value of derivatives decreased $3,277,948 for the nine months ended September 30, 2012, compared to the same period in 2011. This decrease resulted primarily from a $2,297,892 change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. This decrease in fair value resulted primarily from the shorter time remaining on the contingent dividend feature and from a decrease in outstanding convertible preferred shares with this contingent dividend feature, partially offset by the increase in the value of common stock. The remaining decrease of $980,056 is from the change in the fair value calculation on gold calls, puts and forwards held by the Company.

Interest expense increased by $391,365 for the nine months ended September 30, 2012, compared to the same period in 2011. This increase resulted from financing agreements entered into with Resource Income Fund associated with our $5 million working capital revolving credit facility and Caterpillar Financial associated with our $5 million equipment financing loan, both entered into in 2012 and from an increase in promissory notes issued to acquire additional properties.

Interest income decreased $48,841 for the nine months ended September 30, 2012, compared to the same period in 2011.  This decrease resulted from an overall decrease in income generating cash and cash equivalents, and available-for-sale securities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash, cash equivalents and available-for-sale securities on hand at September 30, 2012, totaled $3,928,640. Finished goods inventory at September 30, 2012, totaled $425,588.

For the nine months ended September 30, 2012, we used cash from operating activities of approximately $17.8 million compared to $9.4 million in the same period of 2011. The increased use of operating cash flow of approximately $8.4 million was primarily as a result of increased use of cash for exploration and mine development expenses of $5.8 million, general administrative expenses of $0.9 million, and consulting and professional fees of $1.2 million, and a $0.4 million increase in cash used in operating activities from changes in working capital.

Net cash used in investing activities included $12.7 million for the purchase of mineral rights and properties, plant and equipment, including approximately $1.3 million for mining vehicles and equipment, $9.5 million for processing equipment and $1.9 million for land and buildings.

The Company has recurring net losses from operations, an accumulated deficit of $152.2 million as of September 30, 2012, and has had no significant mining revenues since 2006. For the nine months ended September 30, 2012, the Company incurred a net loss of $25.3 million and had negative working capital (i.e. current liabilities in excess of current assets) of $10.3 million. The Company commenced production in August 2012, and poured its first gold and silver doré bars on September 29, 2012.

Surety Bond

In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group with the State of Nevada's Bureau of Mining Regulation Reclamation. The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada's Division of Environmental Protection with the purposes of ensuring public safety, protecting the waters of the state, and providing for post mining land use. The Company is required to post $2.3 million dollars with Lexon as collateral on the surety bond by December 31, 2012.

Working Capital and Equipment Financings

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. As of September 30, 2012, the Company had borrowed $5 million under the Cat Equipment Facility. The Cat Equipment Facility bears interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, in which case the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law.

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility are secured by a security interest in all personal property of the Company and certain real estate owned by the Company within the Company's starter mine. The proceeds will be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. The agreement is non-interest bearing except in the event of a default, in which case the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law. In connection with entry into the Auramet Facility, the Company has also entered into a purchase and sale agreement with Auramet, and the Company entered into a trading agreement the terms of which will govern all transactions of metals between Auramet and the Company. The Company drew down $5 million under the agreement in July 2012. The proceeds from the agreement have been recorded using an imputed interest rate of approximately 24%. The agreements contain customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings.

In connection with the Auramet Facility, the Company granted RIF a call option to purchase 5,950 ounces of gold at a strike price of $2,000 per ounce, exercisable on, and expiring on, July 24, 2013. The value of the option of $124,691 was accounted for as a reduction to the debt proceeds and will be amortized as interest expense over the term of the agreement. Additionally, the Company purchased an option to put 10,000 ounces of gold to Auramet at a strike price of $1,250 per ounce for $172,500.  The put option expires on January 29, 2013.  Each of these options has been recognized in the accompanying condensed consolidated balance sheets at fair value as a derivative asset or liability by the Company.  Changes in the fair value of these derivatives have been recognized currently within the condensed consolidated statements of operations.

During the nine month period ended September 30, 2012, preferred shareholders converted 1,401 shares of Series A-2 convertible preferred stock into 2,152,217 shares of common stock and 1,185 shares of Series B convertible preferred stock into 718,176 shares of common stock.  Subsequent to September 30, 2012, through November 13, 2012, preferred shareholders converted 241 shares of Series B convertible preferred stock into 146,042 shares of common stock.

On January 1, 2012 and July 1, 2012, the Company declared and issued 1,220,003 and 927,984 shares, respectively of common stock in payment of dividends on the convertible preferred stock.

In August 2012, the Company began hauling mineralized material from its Lucerne mine to its process area in American Flat. The Company's operating expenses are expected to significantly increase as it seeks to transition from initial start-up mode to full scale production. Although the Company’s first gold and silver pour from mineralized material occurred in September 2012, no assurances can be given as to timing or future results, given the inherent speculative nature of start-up gold mining operations. Assuming that planned future revenues meet management's expectations, the Company believes that it would have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and existing financing arrangements. However, in the event that production or other factors impacting future operating results are delayed or otherwise fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured. Management believes it would be able to raise additional capital, if needed. Our recurring losses and negative cash flow from operations require ongoing assessment regarding our ability to continue as a going concern.

Critical Accounting Policies And Estimates

The Company began production during the quarter ended September 30, 2012 and added the following critical accounting policies and estimates:

Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, stock-based compensation, mine site and processing facility overhead costs, and depreciation, depletion and amortization.

Stockpiles - Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. We record stockpiles at the lower of average cost or net realizable value (“NRV”) and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized mineralized material grades and actual production levels. If short-term and long-term metals prices decrease, the value of the stockpiles may decrease, and it may be necessary to record a write-down of stockpiles to NRV. Cost allocation to stockpiles and the NRV measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

Mineralized Material on Leach Pads - The Company utilizes a heap leaching process to recover gold from its mineralized material. Under this method, the mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting gold-bearing solution is further processed in a facility where the gold is recovered. The costs of mineralized material on leach pads are current mining costs, including applicable depreciation and depletion relating to mining operations. The costs are removed from mineralized material on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. The estimates of recoverable gold on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and a recovery percentage. In general, leach pads recover approximately 95% of the recoverable ounces in the first six months of leaching, declining each month thereafter until the leaching process is complete.  Although the quantities of recoverable material placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The significant assumptions in determining the NRV apart from production cost and capitalized expenditure assumptions include gold prices. If short-term and long-term metals prices decrease, the value of the material on leach pads may decrease, and it may be necessary to record a write-down of mineralized material on leach pads to NRV.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

  No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2012, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 4, 2012, the Comstock Residents Association (the “CRA”) filed a complaint in the First Judicial District Court of the State of Nevada against Storey County (the “County”) in a matter involving the Company. In 2004, the County amended a Special Use Permit (“SUP”) to allow substantial expansion of mining activities on certain property along Highway 342 by the Company. The County conditioned such amendment on a requirement that the trucking of ore from the property use off-road routes. In 2012, the Company filed an application with the County to remove such condition. The County decided not to enforce the condition in part because the Nevada Department of Transportation (the “NDOT”) advised the County, and the County agreed that regulating the use of state highways is not within the jurisdiction of the County. The CRA complaint alleges that the County’s original condition to the SUP was not illegal and that the failure of the County to enforce the condition was a derogation of its duties. The County filed a motion to dismiss the complaint. In October 2012, the Company filed a joinder in such motion of the County. Neither the motion nor the complaint have been ruled upon by the court at this time. The Company believes the complaint is without merit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock sold by us during the three months ended September 30, 2012, that were not registered under the Securities Act and not previously disclosed in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

•	On July 6, 2012, the Company issued 10,655 shares of common stock to Golden Goose Mine as payment in respect of a debt obligation owed with respect to the purchase of 95 acres known as the “Dayton.”

•	On September 12, 2012, the Company issued 120,199 shares of common stock as payment in respect of the purchase of a metallurgical laboratory from Kappes, Cassiday & Associates (“KCA”). Daniel W. Kappes, one of our directors, is a founder and the President of KCA.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Under Section 1503(a) of the Dodd-Frank Wall Street and Consumer Protection Act, mine operations are required to include in their periodic reports filed with the SEC certain information concerning mine safety violations and other regulatory matters. The required information is included in Exhibit 95 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)

Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2012 and 2011 (Unaudited)

Condensed Consolidated Statements of Operations for the nine-month periods ended September 30, 2012 and 2011 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011 (Unaudited)

Notes to Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2011 and 2012 (Unaudited)

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10*	Master Purchase Contract & Bill of Sale.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: November 13, 2012	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

10*	Master Purchase Contract & Bill of Sale
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95 101	Mine Safety Disclosures Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	Filed herewith

