Form 10-K
period 2012-12-31
Comstock Mining Inc.
filed 2013-03-18
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-35200

COMSTOCK MINING INC.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the 36,874,704 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE MKT LLC on June 29, 2012 was $90,894,157.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 15, 2013
Common Stock	57,145,462

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Comstock Mining Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part II and Part III of this Form 10-K.

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

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I

Item 1. Business

OUR COMPANY

Unless the context otherwise indicates, the terms “Comstock,” “we,” “us,” “our,” “our Company” or “the Company” mean Comstock Mining Inc. and its consolidated subsidiaries.

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and the Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Providence of Nevada, between Reno and Carson City. The Company was incorporated in Florida in 1999 and reincorporated in Nevada in 2008. The Company began acquiring properties and developing projects in the Comstock District in 2003.  Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historical and current data and detailed surface mapping of Comstock District properties. We use such data in conjunction with our drilling programs to expand our understanding of the local and regional geology.

Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource area, is located in Lyon County Nevada, approximately six miles south of Virginia City.  Access to the properties is by State Route 342, a paved highway.

The near term goal of our business plan is to deliver stockholder value by: 1) validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton; 2) achieving initial commercial mining and processing operations in the Lucerne Mine with annual production rates of approximately 20,000 gold equivalent ounces; and 3) growing production through the commercial development and expansions of both the Lucerne and Dayton Mine plans.

As part of this plan, the Company has developed the exploration and development drilling programs intended to validate mine design for the Lucerne and Dayton Mines and also, to identify qualified resources and reserves in these two resource areas with three intermediate objectives of validating measured and indicated resources containing 1,000,000, 1,500,000 and 2,000,000 gold equivalent ounces, respectively and the remaining planned objective of 3,250,000 gold equivalent ounces. The Company has already met the first three intermediate resource validation objectives by validating measured and indicated resources containing over 2,000,000 gold equivalent ounces.

The Company has also developed a mine plan intended to achieving initial commercial mining and processing operations in the Lucerne Mine and ramp those annual production rates to approximately 20,000 gold equivalent ounces. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012, with three remaining intermediate objectives from ramping up production to rates of 15,000, 17,500 and 20,000 gold equivalent ounces per annum, respectively.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 5,900 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 1,350 acres of patented claims (private lands) and surface parcels (private lands) and approximately 4,550 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

The Company’s hospitality segment owns and operates the Gold Hill Hotel and related cottages. The hospitality segment is not generally seasonal in nature except for November through February when operations are generally slow.

Financial information for each of our segments is disclosed in footnote 17 to the consolidated finanacial statements.

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

The Dayton Resource area lies southwest of Silver City, generally from the Dayton, Kossuth and Alhambra claims, including the old Dayton mine workings, south to where the Kossuth claim crosses State Route 341. The historic Dayton mine was the last major underground mining operation in the Comstock District, before being closed after the War Production Board promulgated Limitation Order L-208, 7 F. R. 7992 on October 8, 1942, which closed down all gold mining operations in the United States and its territories. The Dayton Resource area ranks as one of the Company’s top exploration and potential mine production targets.

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

Comstock Mine Project Claims
(Lyon, Storey, & Washoe Counties, NV) As of December 2012
Comstock Mining, Inc.
Base map: USGS Virginia City, Flowery Peak, New Empire, & Dayton Quadrangles 7.5 minute Series
N
Feet
0 2,000 4,000 8,000
Northern Targets
Northern Extension
Occidental Area
Process Area
Lucerne Resource Area
Oest Area
Dayton Resource Area
Spring Valley Area
Patented Claims & Parcels
Comstock Mining, Inc.
Fred Garrett
NCJV/CMI
NCJV/RR & Gold
Northern Comstock JV
RR & Gold LLC
V&T Management
Unpatented Claims
New Daney
Comstock Mining, Inc.
James Obester
Northern Comstock JV
RR & Gold LLC
Renegade Mineral Holdings LLC

Figure-1 Comstock Mining’s Claims in Storey and Lyon Counties, Nevada

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Employees

As of December 31, 2012, we have 73 full-time employees and 1 part-time mining employee. We also have 3 full-time and 12 part-time hospitality employees working for the Gold Hill Hotel Inc.

Principal Markets

We sell our production on world markets at prices established by commodity markets. These prices are not within our control.

We had revenues of $4,504,457 in our mining segment and $634,159 of revenues in our hospitality segment during the year ended December 31, 2012. We had operating losses of $30,024,896 and $294,738 in our mining and hospitality segments, respectively, during the year ended December 31, 2012. We had total assets of $46,606,912 and $1,257,633 in our mining and hospitality segments, respectively, as of December 31, 2012. We did not have a hospitality segment for any period prior to fiscal year 2011. See Note 17 to our audited financial statements for additional information regarding our segments.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained or have pending applications for substantially all of those licenses, permits, and other authorizations currently required for our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety, and environmental statutes and regulations. Capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, comprise a substantial part of our historical capital expenditures and our anticipated future capital expenditures. For example, we incur certain expenses and liabilities associated with our reclamation obligations. See “Reclamation” below.

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects that leave the site safe, stable and capable of providing for a productive post-mining land use. The Nevada State Environmental Commission and Division of Environmental Protection have approved our most recent reclamation plan, as revised, of $4,666,091. In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada's Bureau of Mining Regulation Reclamation (“BMRR”). As part of the surety agreement, the Company agreed to pay a 2.5% annual bonding fee and has signed a corporate guarantee. The cash collateral percentage due to Lexon is 50% of the total state bond amount of $4.67 million. At December 31, 2012, accrued expenses include $1.4 million and other liabilities include $0.7 million remaining due to Lexon for the cash collateral.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties. There may be competition for gold acquisition opportunities, some of which may involve other companies having substantially greater financial resources than we do.

History

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

Customers

All accounts receivable amounts related to mining are due from a single customer. All mining revenues recorded to date relate to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The hospitality segment has numerous customers and is not dependent on any one customer.

Financing Events

During 2012, we completed two equity financing transactions resulting in over $26.5 million in gross financing to fund operations, acquire mineral property, fund exploration drilling and mine development, and for other general corporate matters. During 2012, we also completed two debt financing transactions with Caterpillar Financial Services Corporation and Resource Income Fund to fund up to $10 million to fund equipment costs and mine development.

Item 1A. Risk Factors

An investment in our securities involves risk. You should carefully consider the following risk factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. The following risks could cause our business, financial condition, results of operations or cash flows to be materially and adversely affected. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

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

Because we may never earn significant revenues from our mine operations, our business may fail.

We have no recent history of significant revenues from mine operations. We have never had significant operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history. The success of our Company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless and investors may lose all of their investment in our Company.

We expect to incur losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

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

We have invested capital and have otherwise been involved in various mineral properties and projects in the Comstock District where we have not conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry or prudent considering our size. Our mineral projects involve high risks because we have not invested sufficiently in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis to the same extent that other mining companies might deem reasonable. Standard industry practice calls for a mining company to prepare a formal mine plan and mining production schedule and have these documents reviewed and validated by a third party specialist. We have not had a formal mine plan and mining production schedule economically validated by a third party specialist.

We will not be successful unless we recover precious metals and sell them for a profit.

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not be able to generate a profit on the sale of gold or other minerals because we have limited control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we produce, if any, will be sufficient to recover our investment and operating costs.

Our success depends on our ability to produce sufficient quantities of precious metals to recover our investment and operating costs. We do not have proven or probable reserves. Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. We do anticipate expending large sums for additional drilling and analysis which may or may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration and mining activities and not with the purpose of establishing proven and probable reserves. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are internal estimates only, subject to uncertainty due to several factors, including the quantity and grade of ore, metal prices and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the estimated value of such mineralized material (regardless of the quantity) will vary depending on metal prices. Any material change in the estimated value of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to recover our investment and operating costs.

The cost of our exploration and acquisition activities is substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves established in the future.

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature, involves many risks, and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mining companies must continually replace mineralized material or reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

The price of gold and silver fluctuate on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations will be significantly affected by changes in the market price of gold and silver if we are able to produce gold or other minerals. Gold and silver prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, central bank sales, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions, such as but not limited to South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If gold or silver prices decline substantially, it could adversely affect the realizable value of our assets and potentially, future results of operations and cash flow.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. However, if the gold price falls below that committed price, our revenues will be protected to the extent of such committed production, subject to the creditworthiness of the counterparty to such hedging transaction. We may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2012, we have no open hedge positions.

Since our business consists of exploring for, producing from, or acquiring gold and silver prospects, the drop in the price of gold or silver will negatively affect our asset values, cash flows, potential revenues and profits.

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

We do not possess all of the governmental approvals necessary to conduct the full extent of the operations contemplated by our strategic plan. Those operations will be delayed, hindered or prevented to the extent that we are unable to obtain the necessary permits and approvals in a timely fashion or at all. This inability may occur due to a variety of factors, including opposition by third parties, such as members of the public or environmental groups. We expect that future permit and approval applications and issuances will meet with similar opposition. We may encounter delays and added costs if permits and approvals are challenged.

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

Substantially all of our land holdings are within the Carson River Mercury Superfund Site (CRMS) Study Area and portions are within the risk area boundaries identified by NDEP and the United States Environmental Protection Area (USEPA). These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements in these areas, the Company will conduct a soil sampling pursuant to a plan that has been approved by the NDEP. This sampling is intended to demonstrate the absence of contamination before mining, processing or other operations in that area. If contamination above agency-established levels of concern are encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area or remove the materials for disposal. Through this sampling program and, if necessary, removal of contaminated materials, the Company intends to enable the NDEP and USEPA to better define the Carson River Superfund Site and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. The NDEP and USEPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies or that future changes in CRMS-related requirements will not negatively affected our operations.

We have no insurance for environmental problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not generally been available in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

We are subject to federal and state laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.

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

The Bureau of Land Management (“BLM”) requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any submission or significant modification to a plan of operations may also require the completion of an environmental assessment or Environmental Impact Statement prior to approval.

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

Our officers and employees are important to our success. If any of them becomes unable or unwilling to continue in their respective positions and we are unable to find suitable replacements, our business and financial results could be materially negatively affected.

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

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of the Company and its prospects;
•	investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives;

•	investors’ perceptions of the prospects of the mining and commodities markets;
•	difficulties between actual financial and operating results and those expected by investors and analysts;
•	our inability to obtain permits or otherwise fail to reach Company objectives;
•	actual or anticipated fluctuations in quarterly financial and operational results;
•	volatility in the equity securities market; and
•	sales, or anticipated sales, of large blocks of the Company’s common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We have relatively little research coverage by securities and industry analysts. If no additional industry analysts commence coverage of the Company, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board, subject to compliance with applicable law, our organizational documents (including the certificates of designations for our preferred stock, which prohibit cash dividends to common stockholders without the consent of preferred stockholders) and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Restrictions imposed by the terms of the Company’s preferred stock may inhibit growth.

The certificates of designations of our preferred stock substantially limit the ability of the Company to incur debt, issue securities, enter into merger or acquisition transactions, redeem capital stock, or pay dividends to common shareholders, among other things. Such restrictions could significantly impact the Company’s ability to take certain actions that potentially could enhance shareholder value.

Holders of common stock will be minority stockholders of the Company.

Mr. John V. Winfield, the Chairman of our Board of Directors, and entities that he controls (the “Winfield Group”), through its ownership of common stock, preferred shares and warrants of the Company, owns approximately 34.5% of the economic interests of the Company’s capital stock and approximately 70.2% of the voting security interests, in each case on an as converted basis, as of December 31, 2012. As a result, the ability of holders of common stock to determine the management and policies of the Company is significantly limited.

Outstanding convertible securities, warrants and restricted shares may result in substantial dilution.

At December 31, 2012, we had outstanding 48,466,267 shares of common stock. In addition, we had outstanding preferred shares, warrants and restricted shares. At December 31, 2012, shares of preferred shares and warrants were convertible into, or exercisable for, a total of approximately 63.6 million additional shares of our common stock, subject to further anti-dilution provisions. At December 31, 2012, approximately 5.0 million unvested restricted shares were outstanding.

The terms of the Operating Agreement of Northern Comstock LLC may significantly dilute the ownership interests of the common stock.

The Operating Agreement of Northern Comstock LLC provides for capital contributions by the Company in the form of shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) unless Northern Comstock LLC requests payment in cash. The Operating Agreement provides for additional capital contributions of 862.5 shares of Series A-1 Preferred Stock (approximately 1.3 million shares of common stock as converted) on each anniversary of the Operating Agreement through and including the 39th anniversary, if no requests for contributions in cash were made. If an event of default occurs under the Operating Agreement, the additional capital contributions could be accelerated and the entire unpaid amount of the Company’s capital contribution, up to the aggregate 31,912.5 shares of Series A-1 Preferred Stock (approximately 49.0 million shares of common stock as converted) issuable under the Operating Agreement, could become issuable immediately at the option of Northern Comstock LLC. In addition the Operating Agreement provides that each time more than 200,000 additional gold equivalent ounces of measured and indicated resources are validated, the capital contributions for such year will be accelerated to $5 million or 5,000 shares of Series A-1 preferred stock. Based on the Company’s latest validated resource report, issued in January 2013, a capital contribution in the form of 5,000 shares of Series A-1 preferred stock will be accelerated.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 3,950,000,000 shares of common stock, of which 48,466,267 shares were issued and outstanding as of December 31, 2012, and 50,000,000 shares of preferred stock, of which 57,169 Preferred Shares are issued and outstanding as of the December 31, 2012. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

Item 2. Properties

Comstock Mine Project

Location, Access, and Title to the Property

The Comstock Mine Project is located in Storey and Lyon Counties, Nevada. The property is physically situated just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock Mine Project has been the focus of our efforts since 2007, and has been the subject of four National Instruments 43-101 technical reports published in May and August, 2010, November 2011 and January 2013.

Our property rights to the mineral estate of the Comstock Mine Project consist of five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property and mining claims administered by the BLM. This project has 92 patented and 317 unpatented mineral lode claims as well as 25 unpatented placer claims. The Comstock Mine Project holdings consist of approximately 5,900 acres of mining claims and parcels. The acreage is comprised of approximately 1,350 acres of patented claims (private lands) and surface parcels (private lands) and approximately 4,550 acres of unpatented mining claims which the Bureau of Land Management, (“BLM”) administers.

The Comstock Mine Project mineral leases are as follows:

Fred Garrett - Lease

On April 1, 2008, we entered into a mineral exploration and mining lease agreement with Fred Garrett et al, covering one patented claim located in Storey County, Nevada. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay a royalty to the lessor of $250 per month or a 3% net smelter royalty (“NSR”), whichever is greater. We are responsible for the payment and filing of annual maintenance fees, if any, and taxes for these claims.

James Obester Lease

On August 1, 2008, we entered into a mineral exploration and mining lease agreement with James Obester, covering ten unpatented claims located in Storey County. The lease remains in effect as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity of more than 180 days. We pay a royalty to the lessor amounting to $200 per month for the first two years and later increasing to $300 per month for the following three years, and then increasing to $500 per month thereafter. In addition, a NSR royalty percentage is applicable. The royalty percentage is a 2% NSR when the market price of gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

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

Renegade Mineral Holdings - Lease

On October 14, 2010, we acquired 26 unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County, Nevada. The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode. These claims adjoin and extend the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease has an initial term of three years and, in the event we determine that exploration results warrant further development, then the term can be extended initially for two additional six-year terms and then continuously thereafter as long as the Company is producing on property adjacent to or in the vicinity of these new claims. The agreement includes a 3% NSR from production with the gold price capped at $2,000 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

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

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in 2010, 2011 and 2012, and contributes its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39 th ) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). In addition the Operating Agreement provides that each time more than 200,000 gold equivalent ounces of measured and indicated resources are validated, the capital contributions for such year will be accelerated to $5 million or 5,000 shares of Series A-1 preferred stock. Based on the Company’s latest validated resource report, a capital contribution in the form of 5,000 shares of Series A-1 preferred stock will be accelerated.

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

 Mineral production from the DWC Property is subject to a royalty on a sliding scale. At market gold prices over $750 per ounce, production of the first 500,000 ounces is subject to a 3% NSR. Production over 500,000 ounces is subject to a 6% NSR. Mineral production from the DWC Property is also subject to a 1% NSR payable to Mr. Art Wilson.

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

Present Condition of Property and Work Performed

We have completed extensive geological mapping, sampling, and drilling on a portion of the Comstock Mine Project property, in order to characterize the mineralized material.  We have performed preliminary metallurgical testing, mine planning, and economic analysis, and have produced internal reports of our mineralized material inventory.  However, we have not established reserves that meet the requirements of SEC Industry Guide 7. Therefore, any activity we perform on the property is considered exploratory in nature. Part of our exploration activities includes operating a test mine. The purpose of the test mine is to determine our capital and operating costs, metallurgical recoveries, and other mining factors.

Description of Equipment and other Infrastructure Facilities

We own mine office buildings and a shop building, an agglomerator, screen, water trucks, 50-ton haul trucks, generators, dozers, loaders, cement silos with screw feeders, and conveyors.  We also own a Merrill-Crowe gold precipitation plant, refinery, laboratory and crushing equipment. The majority of the equipment is new or recently reconditioned.

Geology, Structure and Mineralization

Gold and silver mineralization in the Lucerne Resource area is highly dependent on geologic attributes including but not limited to: multiple episodes of mineralization over printing; numerous fault structures of varying orientations that acted as fluid conduits for precious metal transport; and amenable host rocks for deposition of economic concentrations of precious metals.   The primary host rocks for the current Comstock resource areas are early Miocene age volcanic rocks, primarily andesitic to rhyolite volcanic flows, domes and intrusive rocks.

Mineralization in the Lucerne Resource area is located in the historic mine sites of the Lucerne open-cut, Silver Hill, Hartford and Billie the Kid. The mentioned historic mines extracted precious metals from mining veins developed within the northwest striking Silver City fault zone. Detailed geologic studies by our geologic staff have identified within the Silver City fault zone four definitive sub-parallel northwest striking mineralized structures.  The spacing between each of these structures is approximately 100 to 150 feet.

Our geologists have identified structurally complex zones developed within the Silver City fault zone that have enhanced precious metals grade of contiguous mineralization averaging 0.10 opt Au for 200 feet. The structural complexity is explained by cross-cutting east-west and northeast striking mineralized structures intersecting with the northwesterly striking assembly of Silver City fault zone structures.

Drill intercepts from the Lucerne Resource rea commonly exhibit silver to gold ratios of approximately 10:1.  This compares to ratios of silver to gold of 100:1 located in the northern historic Comstock District.  Currently, exploration drilling has identified gold and silver mineralization over a strike distance of nearly one mile, with definition and in-fill drilling on 50 to 100 foot centers over almost one mile.  Mineralization is open-ended to the north and south along strike and down-dip to the east.

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration and resource modeling on approximately 10% of our approximate 5,900 acre land position.  We are conducting an ongoing exploration program to locate and test surface mineral targets as well as deep underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

Item 3.  Legal Proceedings

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

On September 4, 2012, the Comstock Residents Association (the “CRA”) filed a complaint in the First Judicial District Court of the State of Nevada against Storey County (the “County”) in a matter involving the Company. In 2004, the County amended a Special Use Permit (“SUP”) to allow substantial expansion of mining activities on certain property along Highway 342 by the Company. The CRA complaint alleges, among other things, that the failure of the County to enforce the condition was a derogation of its duties. The Court granted the CRA leave to amend in January of 2013 and the CRA filed its amended complaint shortly thereafter along with a motion for summary judgment. In February, the Company filed its opposition to the motion for summary judgment as well as its own motion for summary judgment, to which the County filed a joinder. The Company believes the complaint is without merit. In addition, the Company was notified by the BLM in February 2013 that the Company could again utilize the haul road for its mining operations. As a result, the Company began using the haul road in late February 2013 and ceased its use of Highway 342. Therefore, the conditions for the CRA lawsuit are no longer present.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE MKT LLC exchange under the symbol “LODE.”

The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2012
Fourth Quarter	$3.37	$2.10
Third Quarter	$3.42	$2.46
Second Quarter	$2.60	$1.59
First Quarter	$2.20	$1.63

2011
Fourth Quarter	$2.70	$1.56
Third Quarter	$3.50	$1.83
Second Quarter	$3.99	$2.87
First Quarter	$3.50	$2.44

The last reported sale price of our common stock on the NYSE MKT on March 15, 2013 was $1.99 per share. As of March 15, 2013, the number of holders of record was approximately 528.

Equity Compensation Plan Information

See Equity Compensation Plan Information under Item 11. Executive Compensation and also below for information on plans approved by our stockholders.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2012 that were not registered under the Securities Act and not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On October 5, 2012, the Company issued 7,795 shares of common stock to Golden Goose Mine as payment in satisfaction of a debt obligation owed with respect to the purchase of 95 acres of property known as the “Dayton”.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The issuance of stock that was a private offering to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act. Each of the recipients of securities in these transactions had adequate access, through directorship, business or other relationships, to information about us.

The disclosure required pursuant to Items 201(d) and (e) of Regulation S-K is incorporated by reference to our definitive proxy statement.

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

Item 6. Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
REVENUES
Revenue - Mining	$4,504,457	$—	$—	$—	$—
Revenue - Hospitality	634,159	473,386	—	—	—
Total revenues	5,138,616	473,386	—	—	—

COST AND EXPENSES
Costs applicable to mining revenue	3,554,727	—	—	—	—
Hospitality operating costs	928,897	570,039	—	—	—
Reclamation and exploration expenses	18,305,303	9,501,327	3,938,560	3,019,537	4,045,397
General and administrative	9,277,944	4,474,726	2,104,018	1,303,939	3,882,372
Consultants and professional fees	3,391,379	1,481,835	1,021,238	244,610	213,507
Total cost and expenses	35,458,250	16,027,927	7,063,816	4,568,086	8,141,276

LOSS FROM OPERATIONS	(30,319,634)	(15,554,541)	(7,063,816)	(4,568,086)	(8,141,276)

Total other income (expense), net	(442,639)	3,872,229	(53,262,603)	(1,496,583)	(8,346,407)

LOSS BEFORE INCOME TAXES	(30,762,273)	(11,682,312)	(60,326,419)	(6,064,669)	(16,487,683)

INCOME TAX BENEFIT	—	76,081	—	—	—

NET LOSS	(30,762,273)	(11,606,231)	(60,326,419)	(6,064,669)	(16,487,683)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(4,370,247)	(4,696,766)	(1,276,902)	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(35,132,520)	$(16,302,997)	$(61,603,321)	$(6,064,669)	$(16,487,683)

Net loss per common share – basic	$(0.87)	$(0.66)	$(3.18)	$(0.34)	$(1.05)

Net loss per common share – diluted	$(0.87)	$(0.66)	$(3.18)	$(0.34)	$(1.05)

Total assets	$47,864,545	$26,974,152	$37,121,524	$4,925,154	$3,517,679
Long-term debt obligations, including current portion	13,731,655	1,437,081	1,452,411	4,140,000	2,660,565
Total stockholders' equity (deficit)	18,394,562	16,597,675	24,666,005	(27,173,284)	(23,890,507)

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2012, as well as our future results.

Overview

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003.  Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought the exploration project into production.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historical and current data and detailed surface mapping of Comstock District properties. As we continue our detailed exploration mapping, close spaced drilling, and initial mine production, new details emerge that significantly influence our understanding of the local and regional geology.

Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

The near term goal of our business plan is to deliver stockholder value by: 1) validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton; 2) achieving initial commercial mining and processing operations in the Lucerne Mine with annual production rates of approximately 20,000 gold equivalent ounces; and 3) growing production through the commercial development and expansions of both the Lucerne and Dayton Mine plans.

As part of this plan, the Company has developed the exploration and development drilling programs intended to validate mine design for the Lucerne and Dayton Mines and also, to identify qualified resources and reserves in these two resource areas with three intermediate objectives of validating measured and indicated resources containing 1,000,000, 1,500,000 and 2,000,000 gold equivalent ounces, respectively and the remaining planned objective of 3,250,000 gold equivalent ounces. The Company has already met the first three intermediate resource validation objectives by validating measured and indicated resources containing over 2,000,000 gold equivalent ounces.

The Company has also developed a mine plan intended to achieving initial commercial mining and processing operations in the Lucerne Mine and ramp those annual production rates to approximately 20,000 gold equivalent ounces. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012, with three remaining intermediate objectives from ramping up production to rates of 15,000, 17,500 and 20,000 gold equivalent ounces per annum, respectively.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 5,900 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 1,350 acres of patented claims (private lands) and surface parcels (private lands) and approximately 4,550 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Automatic conversion of Series A-2 preferred stock (the “Series A-2 Preferred Stock”) and Series B Preferred Stock

If the daily volume weighted average price exceeds $4.50 for any 20 Trading Days during any 30 consecutive trading day period, then all outstanding shares of the Series A-2 Preferred Stock and Series B Preferred Stock will be forced to convert into shares of common stock, based on the then-effective conversion price. The Company will provide each holder with notice within one trading day of meeting the requirements specifying the shares of Preferred Stock held by each holder and the date three trading days later when the conversion will take effect.

Equity Raises

In October 2010, the Company raised approximately $35.75 million in gross proceeds (approximately $33.2 million, net of issuance costs) by issuing shares of the Series B Preferred Stock pursuant to a the Series B Purchase Agreement, representing in the aggregate about one-third of the common equity of the Company, on a fully diluted and as converted, in-the-money basis. Each share of the Series B Preferred Stock is convertible at the holder’s election into 606.0606 shares of common stock, therefore converting into common stock at a conversion price per share of $1.65. The common stock underlying the Series B Preferred Stock is issuable at a fixed conversion rate (subject to anti-dilution adjustments) currently equal to 18.0 million shares of common stock.

In February 2012, the Company raised $17.25 million in gross proceeds (approximately $15.3 million, net of issuance costs) through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share.

In November and December 2012, the Company raised $9.3 million in gross proceeds (approximately $8.5 million, net of issuance costs) through an underwritten public offering of 4,246,573 shares under the Company’s Registration Statement on Form S-3, of our common stock at a price of $2.19 per share.

Our Team

We believe we have exceptional geological, geo-statistical, engineering, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2012, we have 73 full-time employees and 1 part-time mining employee. We also have 3 full-time and 12 part-time hospitality employees working for the Gold Hill Hotel, Inc. In addition, we have strengthened our system through agreements and relationships with certain key partners.

Exploration

In January 2012, the Company launched its current exploration and development-drilling program (the “Drill Program”). The Drill Program has been revised to focus on three significant objectives: 1) infill drilling and expansion of the Lucerne Mine; 2) infill drilling in the Dayton Resource area for the development of our second mine; and 3) step-out and infill drilling in the east-side of the Lucerne Resource area. The Drill Program does not currently contemplate exploration drilling on the Company’s other high priority targets, including Spring Valley, Occidental, Oest and the Northern Target areas. The Company did complete some exploration drilling in Spring Valley in early 2012.

The majority of the Drill Program activities in 2012 focused on infill and development drilling in the Lucerne Resource area, comprised of 391 holes totaling 146,274 feet.  The drilling program consisted of 364 reverse circulation (RC) holes, totaling 138,521 feet, and 27 core holes, totaling 7,754 feet.  The drilling totals also included fourteen widely-spaced exploration holes in Spring Valley and 22 step-out and infill holes in the east Side target.  The total cost of the program was $4.87 million, with an average cost per foot of $33.26.

Lucerne

The Lucerne Resource area includes the previously operated Lucerne, Hartford, and Billie the Kid pits; the historic Justice and Keystone surface cuts and underground mines; and the historic Woodville bonanza.  The modeled mineralization covers approximately 5,400 feet of strike length.  The Lucerne Resource area is also host to the Company's Lucerne Mine, opened in 2012, with an associated heap leach and Merrill-Crowe processing facility.

Although the Company only drilled a limited number of east-side holes, the results led to the discovery and interpretation of the "Chute Zone" by Company geologists. This intersection between the northwest striking and northeast dipping Silver City fault, and a series of northeast striking and southeast dipping structures hosts a zone of enhanced mineralization.  The zone currently mapped dimensions of 100 to 150 feet by 100 feet by 450 feet. The Company’s geologists have recognized the enhanced grades of precious metals when northeasterly striking mineralized structures intersected the Silver City fault zone.

Spring Valley

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

On-Going Drill Program

The ongoing Drill Program includes continuing infill drilling, metallurgical testing, and geotechnical testing for a second mine in the Dayton Resource area.  In addition, the Company is designing a new phase of exploration drilling to include its highest-potential targets, including fully-developing the east Side and Chute targets in the Lucerne Resource area, and the continuation of the mineralization from the Dayton Resource area.

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

Production

During 2012, we completed the expansion of the heap leach pad from its three existing cells to five cells.  We also installed the crushing facility, including the jaw and cone crusher, the super stacker, conveyors and related components on site and received and installed the new Merrill Crowe facility.  We also commissioned the crushing and Merrill Crowe facilities including successful calibration and testing. We commenced the haulage of mineralized material from the mine to the crushing facility, and crushing and stacking material.  Once material was stacked, we commenced processing and poured doré, recording our first revenue from metal sales in the fourth quarter of 2012. Metal sales in the fourth quarter 2012 totaled $5.4 million, with gold revenues of $4.5 million. We also produced $0.9 million of silver. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. In 2012, we shipped 2,583 ounces of gold and 27,008 ounces of silver.

The Company continues ramping up its production and plans to achieve a production rate of 400 gold-equivalent ounces poured per week, or over 20,000 gold-equivalent ounces per annum.  Since pouring commenced, the Company has averaged approximately 220 gold-equivalent ounces poured per week. The Company is continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked. The Company continues to advance activities in each of these areas on a weekly basis keeping it on track for achieving the 400 gold-equivalent ounce target rate, by late April 2013.

During 2012, the Company crushed and stacked over 294,000 dry tons of mineralized material starting from the time that production began, delivering 5,764 estimated ounces of recoverable gold and over 51,414 estimated ounces of recoverable silver to the leach pad, positioning the Company well for growth. Material placed on the heap leach pad remains under solution until the target recovery rates are achieved. Throughout this period, the recovery of gold and silver continues, but the most effective economic recovery of gold and silver takes between 45 to 60 days to complete. The Company has recovered 67% of the estimated recoverable gold and 51% of the estimated recoverable silver from the portion of the heap under leach the longest.  Preliminary laboratory metallurgical test results suggest that ultimate heap leach recovery will meet or exceed the estimated ounces of recoverable gold and silver.

Through December 31, 2012, the Company realized an average price of $1,744.36 price per ounce of gold, including the benefits of the first commemorative bar, and a $32.56 average sales price per ounce of silver.  In comparison, commodity market prices in the fourth quarter of 2012 averaged $1,721.79 per ounce of gold and $32.68 per ounce of silver.

Operating Costs

During the fourth quarter 2012, actual Lucerne Mine operating expenses were approximately $4.5 million, $3.6 million net of silver credits (or approximately $18 million annualized). These costs include higher hauling costs due to our inability to use an existing haul road that crosses Lot 51 as discussed below.

The estimated operating expenses do not include corporate administration or other general and administrative costs, nor do they include exploration and mine development costs.  The Company is not currently drilling and does not plan on resuming these activities until the second half of 2013.

Haulage and the BLM

During February 2013, the Company announced that the United States Department of the Interior - Bureau of Land Management (BLM) made a determination to allow the Company to move forward with a Class 1 Color-of-Title Act claim ("CoT claim") with respect to Lot 51, a 25-acre parcel in Gold Hill, Nevada.  As part of this process, the BLM is allowing for the Company's limited interim use of the existing haul road segment that crosses Lot 51, providing a more efficient connection to a previously granted, non-exclusive Right-of-Way ("RoW") for access to its processing facility in American Flat.

In order to comply with the guidelines in the currently authorized RoW grant, the Company will use different, highway-rated vehicles. The vehicles will travel a shorter distance while carrying a larger load, thus decreasing overall traffic on American Flat Road, while also reducing haul truck traffic on the State Route. These vehicles will also un-block the mine area from logistical constraints imposed by the previously used vehicles, increase throughput by increasing the haul per trip and reduce costs significantly by reducing the number of trips. We are renting ten of these highway-rated vehicles for one year, at a cost of $12,000 per month, per vehicle. Each vehicle is rented pursuant to a separate agreement that may be individually terminated by us at our discretion and returned to the lessor, subject to a termination fee, in certain instances. In February 2013, the Company sold five Caterpillar 773 Haul Trucks, a loader, two dozers and a fuel truck for 1.6 million in cash. The company used a portion of the proceeds to pay down $1.0 million in debt and expects to record a loss in the first quarter of 2013 of approximately $1.0 million associated with the sale of those assets.

2013 Outlook

During the first quarter of 2013, modifications and optimizations have been engineered into the Company's mine planning, hauling, crushing and recovery systems.  The Company has updated its financial analysis for the Lucerne Mine and anticipates annual operating expenses, including all mining and processing costs of approximately $15.9 million per annum, excluding approximately $1 million of additional haulage costs, with an anticipated production schedule currently processing at the rate of one million tons per annum, but also including plans for ramping up to a 1.5 million tons per annum run rate.  Mine administration costs are anticipated to be approximately $1.5 million. The Company currently anticipates production rates beyond the 400 gold-equivalent ounces per week in the second half of the year, as it ramps up production with the goal of producing between 18,000-20,000 gold-equivalent ounces in 2013.

Recent Developments

From January 1, 2013 through March 15, 2013, preferred shareholders converted 2,220 shares of convertible preferred stock into 2,601,021 common shares.

On January 31, 2013, the Company published its fourth National Instrument 43-101 (NI 43-101) technical report (the "2013 Report") authored by Behre Dolbear & Company (USA), Inc. of Denver Colorado.

On January 31, 2013, the Company determined that an accelerated capital contribution was required pursuant to Section 3.2(c) of the Limited Liability Company Agreement of Northern Comstock Mining LLC, dated October 20, 2010 (the "Operating Agreement"). Pursuant to the Operating Agreement, the required capital contributions of the Company are automatically accelerated by $5,000,000 (in reverse order beginning with its last capital contribution due on the thirty-ninth anniversary of the Operating Agreement) at such time after the date of the Operating Agreement that 200,000 "gold equivalent ounces" on the properties subject to the Operating Agreement are validated through an independent external report. The Company made such determination based on the Company's geological model estimates, as validated by the 2013 Report. The capital contribution is required to be made within 60 days of such validation. The capital contributions will be made in the form of Series A-1 convertible preferred stock.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions.  We consider the historic Comstock district central to our growth strategy. The following acquisitions were completed in 2012.

On January 4, 2012, we completed the purchase of four patented lode claims totaling 95 acres known as the “Dayton”. These mineral claims are contiguous with our Spring Valley mineral holdings. The purchase price was $3,000,000. The purchase included a $500,000 upfront payment. We issued a $2,500,000, 0% interest note to finance the balance of the purchase price. The note is payable in equal quarterly installments of $50,000 increasing to $125,000 in October 2013 with a balloon payment for the remaining principal amount due in five years. At June 30, 2012, the note payable was net of imputed interest of $353,130.

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

During the year ended December 31, 2012, we purchased additional properties of which $166,400 was paid via the issuance of debt obligations.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2012, 2011 and 2010.

				Difference	Difference
	2012	2011	2010	2012 versus 2011	2011 versus 2010
Revenue - Mining	$4,504,457	$—	$—	$4,504,457	$—
Revenue - Hospitality	634,159	473,386	—	160,773	473,386
					—
Costs applicable to mining revenue	3,554,727	—	—	3,554,727	—
Hospitality operating costs	928,897	570,039	—	358,858	570,039
Reclamation and exploration expenses	18,305,303	9,501,327	3,938,560	8,803,976	5,562,767
General and administrative	9,277,944	4,474,726	2,104,018	4,803,218	2,370,708
Consulting and professional fees	3,391,379	1,481,835	1,021,238	1,909,544	460,597
Loss for Operations	(30,319,634)	(15,554,541)	(7,063,816)	(14,765,093)	(8,490,725)
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	—	(26,350,890)	—	26,350,890
Change in fair value of debt beneficial					—
conversion feature	—	—	(17,964,161)	—	17,964,161
Change in fair value of warrant	—	—	(2,642,084)	—	2,642,084
Change in fair value of derivatives	438,519	3,864,146	(2,869,504)	(3,425,627)	6,733,650
Interest expense	(929,837)	(80,630)	(3,291,274)	(849,207)	3,210,644
Interest Income	17,309	72,928	24,557	(55,619)	48,371
Other, net	31,370	15,785	(169,247)	15,585	185,032
Income tax benefit	—	76,081	—	(76,081)	76,081
Net Loss	$(30,762,273)	$(11,606,231)	$(60,326,419)	$(19,156,042)	$48,720,188

The Company began selling gold and silver in October 2012. There was no mining revenue or costs applicable to mining revenue prior to 2012.

On May 1, 2011, we acquired the historic Gold Hill Hotel and five related cottages. The hospitality revenue increased $160,773 for the year ended 2012, compared to the same period in 2011. The increase is primarily the result of the hotel being owned for only a portion of 2011. There was no hospitality revenue prior to 2011.

Hospitality operating costs increased $358,858 for the year ended 2012, compared to the same period in 2011. The increase is primarily the result of the hotel being owned for only a portion of 2011. There were no hospitality operating costs prior to 2011.

Reclamation and exploration expenses increased by $8,803,976 for the year ended 2012 as compared to the year ended 2011. The increase primarily resulted from activities associated with preparation and commencement of mining activities for the Lucerne Mine, including increases of $2,517,115 associated with a one-time soil sampling program required prior to the commencement of mining activities; $2,218,792 for higher mining and geological labor and related expense, including $1,765,963 related to stock-based compensation expense; and $1,578,750 associated with permitting and related mine development costs for our Lucerne Resource area. Reclamation, exploration and test mining expenses increased by $5,562,767 for the year ended 2011 as compared to the year ended 2010. The increase was primarily caused by expenditures associated with increased reverse circulation development drilling and related metallurgical, assay and mine development activity in and for our Lucerne and Dayton Resource areas in 2011, including higher labor costs related to the expansion of the geological staff.

General and administrative expenses increased by $4,803,218 for the year ended 2012 as compared to the year ended 2011. This increase is primarily the result of $3,644,601 expense related to stock-based compensation expense and, to a lesser extent, increases in director’s fees, travel, insurance and other administrative costs. General and administrative expenses increased by $2,370,708 for the year ended 2011 as compared to the year ended 2010. This increase resulted primarily from stock grants issued to our outside directors valued at $980,000, $350,000 in payroll related costs related to the addition of professional staff in 2011, and $300,000 increase in marketing and financial services.

Consulting and professional fees increased $1,909,544 for the year ended 2012 as compared to the year ended 2011. The increase results primarily from increased legal fees associated with permitting and related appeals, preparation of our sampling and analysis plan and related environmental compliance and, to a lesser extent, fees associated with internal control compliance and related business process improvement activities. Consulting and professional expenses increased $460,597 for the year ended 2011 as compared to the year ended 2010. The increase resulted primarily from an increase in valuation services, audit services, risk management including internal control compliance and business consulting services.

Loss on extinguishment of debt of $26,350,890 was recorded during the year ended 2010, resulting from the exchange of all of our $29,394,705 in senior secured convertible debentures, promissory notes and associated interest obligations for our Series A Preferred Stock. We recorded a non-cash loss on the extinguishment of debt based on the fair value of the Series A Preferred Stock and the net carrying value of the senior secured convertible debentures and promissory notes on the date of the extinguishment. The difference in the respective fair value of $26,350,890 was recorded as a loss on the extinguishment of debt. No such transactions occurred in 2011 or 2012.

Change in fair value of debt beneficial conversion feature and warrants decreased $20,606,245 to zero in 2011. The convertible debentures were extinguished in the debt to equity exchange on October 20, 2010. No such transactions occurred in 2011 or 2012.

Change in fair value of derivatives decreased $3,425,627 for the year ended December 31, 2012, as compared to the year ended 2011. This decrease resulted primarily from a $800,109 change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock in 2012 compared to $3,864,146 in 2011. This change in fair value resulted primarily from the shorter time remaining on the contingent dividend feature and from a decrease in outstanding convertible preferred shares with this contingent dividend feature, partially offset by the increase in the value of the common stock. This decrease was partially offset by an increase of $361,590 resulting from the change in the fair value on gold calls, puts, and forwards held by the Company in 2012. Change in fair value of contingent dividend payment decreased $6,733,650 from an expense of $2,869,504 in 2010 to an income of $3,864,146 in 2011. This decrease resulted from the change in the fair value calculation of the contingent dividend payment derivative liability associated with our convertible preferred stock. The change in fair value resulted primarily from a decrease in the value of common stock and, to a lesser extent, from a net decrease in outstanding convertible preferred shares of 6,690 with this contingent dividend feature.

Interest expense increased $849,207 for the year ended 2012 as compared to the year ended 2011. This increase resulted from financing agreements entered into with Resource Income Fund associated with our $5 million working capital revolving credit facility and Caterpillar Financial associated with our $5 million equipment financing loan, both entered into in 2012 and from an increase in promissory notes issued to acquire additional properties. Interest expense decreased $3,210,644 for the year ended 2011 as compared to the year ended 2010. This decrease resulted from extinguishing our senior secured convertible indentures, promissory notes and associated interest obligations during October 2010.

Interest income decreased by $55,619 during the year ended 2012 as compared to the year ended 2011. This decrease resulted from an overall decrease in income generating cash and cash equivalents, and available-for-sale securities during the year ended 2012, compared to the same period in 2011. Interest income increased by $48,371 during the year ended 2011 as compared to the year ended 2010. This increase resulted from an overall increase in income generating cash and cash equivalents and available-for-sale securities during the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

Liquidity and Capital Resources

On March 15, 2013, the Company raised $10 million in gross proceeds (approximately $9.8 million, net of issuance costs) through an underwritten public offering of 5,000,000 shares of common stock at a price of $2.00 per share. The net proceeds to the Company from the offering will be approximately $9.8 million, after deducting agent fees and estimated offering expenses. The Company intends to use the net proceeds from this offering to accelerate prerequisite environmental studies, engineering and permitting for growing production through the commercial development and expansion of both the Lucerne and Dayton Mine plans. We also intend to use the net proceeds for expansion of our processing facilities associated with this growth, and plans for higher production rates in 2013, potentially up to 1.5 million tons per annum and related working capital.

Cash and cash equivalents on hand at December 31, 2012, totaled $5,973,079. Accounts receivable for gold and silver sales was $634,643 at December 31, 2012.

For the year ended December 31, 2012, we used cash from operating activities of $22.4 million compared to $11.6 million in the same period of 2011. The use of operating cash flow of approximately $22.4 million was primarily as a result of use of cash for costs applicable to mining revenue of $3.6 million, exploration and mine development expenses of $13.3 million, general administrative expenses of $5.5 million, consulting and professional fees of $3.4 million and a $2.9 million increase in cash used in operating activities from changes in working capital, offset by a source of $4.5 million from sales.

The increased use of operating cash flow of approximately $10.8 million was primarily as a result of increased use of cash for costs applicable to mining revenue of $3.6 million, exploration and mine development expenses of $6.3 million, general administrative expenses of $2.0 million, and consulting and professional fees of $1.9 million, and a $1.2 million net increase in cash used in operating activities from changes in working capital, primarily for increases in inventory and accounts receivable totaling $5.6 million, offset somewhat by increases in accounts payable and accrued expenses of $3.3 million.

Net cash used in investing activities included $13.4 million for the purchase of mineral rights and properties, plant and equipment, including approximately $1.2 million for mining vehicles and equipment, $10.0 million for processing equipment and $2.2 million for land and buildings. The increase in cash used in investing activities primarily resulted from expenditures related to production commenced in the latter part of 2012.

Net cash provided by financing activities was $32.3 million comprised of $23.7 million from proceeds from the issuance of common stock, net and 9.6 million proceeds from long-term debt borrowings, net partially offset by repayments of $1.0 million on long-term obligations.

The Company has recurring net losses from operations, an accumulated deficit of $157.6 million as of December 31, 2012. For the year ended December 31, 2012, the Company incurred a net loss of $30.8 million and had negative working capital (i.e. current liabilities in excess of current assets) of $3.8 million. The Company commenced production in August 2012, and poured its first gold and silver doré bars on September 29, 2012.

The Company filed an S-3 registration statement on December 31, 2012. The filing is for a shelf registration statement for up to $50 million. The registration statement was declared effective by the SEC on January 11, 2013.

Surety Bond

In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group with the State of Nevada's Bureau of Mining Regulation Reclamation. The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada's Division of Environmental Protection with the purposes of ensuring public safety, protecting the waters of the state, and providing for post mining land use. The cash collateral due to Lexon at December 31, 2012, is approximately $2.1 million.

Working Capital and Equipment Financings

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. As of December 31, 2012, the Company had borrowed $5 million under the Cat Equipment Facility. The Cat Equipment Facility bears interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, in which case the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law. The company paid down $1 million of this indebtedness in the first quarter of 2013.

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility are secured by a security interest in all personal property of the Company and certain real estate owned by the Company within the Company's starter mine. The Auramet Facility provides for the obligations to be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. To date, 930 ounces have been delivered. The agreement is non-interest bearing except in the event of a default, in which case the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law. In connection with entry into the Auramet Facility, the Company also entered into a purchase and sale agreement with Auramet, and the Company entered into a trading agreement the terms of which govern all transactions of metals between Auramet and the Company. The Company drew down $5 million under the agreement in July 2012. The proceeds from the agreement have been recorded using an imputed interest rate of approximately 24%. The agreements contain customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings.

In August 2012, the Company began hauling mineralized material from its Lucerne mine to its process area in American Flat. The Company's operating expenses significantly increased as it transitioned from initial start-up mode to full-scale production. Although the Company’s first gold and silver pour from mineralized material occurred in September 2012, no assurances can be given as to timing or future results, given the inherently risky nature of start-up, gold mining operations.

Since pouring commenced, the Company has averaged approximately 220 gold-equivalent ounces poured per week. The Company is successfully and continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked. The Company continues to advance activities in each of these areas on a weekly basis keeping it on track for achieving approximately 400 gold-equivalent ounce target rate, by late April 2013.

The proceeds of the loan were used for working capital and capital expenditures associated with the commencement of production. The proceeds will be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each, which began in February 2013, and scheduled to end in July 2013, or December 2013, if any amounts are redrawn under the agreement. Through February 2013, the Company has delivered its first three installments, or 930 ounces.

Due to a recent decline in gold prices, the Company may opportunistically purchase some or all of the remaining 2,790 ounces of gold to be delivered to RIF under the Auramet Facility from the market. Once we have completed the repayment of the Auramet Facility in 2013, RIF’s security interest in our assets and the negative covenants under the Auramet Facility will be terminated. We believe that this will enhance our flexibility to maximize production and develop resources.

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

Contractual Obligations

Our contractual obligations at December 31, 2012 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt(1)	$15,129,734	$8,596,689	$5,206,552	$1,089,903	$236,590
Operating Leases(2)	32,849,900	938,100	2,811,300	1,884,000	27,216,500
Reclamation and remediation obligations(3)	4,666,091	—	—	—	4,666,091
Other(4)	2,050,000	1,350,000	700,000	—	—

	$54,695,725	$10,884,789	$8,717,852	$2,973,903	$32,119,181

(1)	Amounts represent principal of $13,731,655 and estimated interest payments of $15,129,734, assuming no early extinguishment.
(2)	The Company leases certain properties under operating leases expiring at various dates through 2049. See Note 24 to the Consolidated Financial Statements. Amounts include minimum rental and minimum advance royalty payments.
(3)	We are required to mitigate long-term environment impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The estimated undiscounted cash outflows of these reclamation and remediation obligations are reflected here. See note 11 to the Consolidated Financial Statements.

(4)	In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation Reclamation (“BMRR”). The initial cash collateral percentage due to Lexon is approximately 50% of the total state bond amount of $4.67 million. At December 31, 2012, accrued expenses include $1.4 million and other liabilities include $0.7 million remaining due to Lexon for the initial cash collateral.

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

Derivative Instruments

The Company has recorded derivatives relating to contingent dividend payments on our Preferred Shares and gold forwards, calls and puts. These derivatives are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives are recorded in the consolidated statements of operations. Management applies judgment in estimating the fair value of derivative instruments that are sensitive to assumptions that include various observable and unobservable market inputs. These inputs include variables such as volatility, stock price, expected life, probability of conversions, commodity prices, commodity volatilities, and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives.

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

Mineralized Material on Leach Pads - The Company utilizes a heap leaching process to recover gold from its mineralized material. Under this method, the mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting gold-bearing solution is further processed in a facility where the gold is recovered. Costs are added to mineralized material on leach pads based on current mining and processing costs, including applicable depreciation and depletion relating to mining and processing operations. Costs are transferred from mineralized material on leach pads to subsequent stages of in-process inventories as the gold-bearing solution is processed. The value of such transferred costs of mineralized material on leach pads is based on the average cost per estimated recoverable ounce of gold on the leach pad. The estimates of recoverable gold on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and a recovery percentage. In general, leach pads recover approximately 95% of the recoverable ounces in the first six months of leaching, declining each month thereafter until the leaching process is complete.  Although the quantities of recoverable material placed on the leach pads are reconciled by comparing the grades of material placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time.

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

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Metal Price – Changes in the market price of gold may significantly affect our profitability and cash flow. Gold prices fluctuate widely due to factors such as; demand, global mine production levels, investor sentiment, central bank reserves, and the value of the U.S. dollar.

Interest Rate Risk – Our exposure to market risk is confined to our cash and cash equivalents, all of which have maturities of less than three months and bear and pay interest in U.S. dollars. Since we invest in highly liquid, relatively low yield investments, we do not believe interest rate changes would have a material impact on us.

Our risk associated with fluctuating interest expense is limited to capital leases and other short-term obligations we may incur in our normal operations. The interest rates on our existing long-term debt borrowings are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	40

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Comstock Mining Inc.

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. (formerly Goldspring, Inc.) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and changes in cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 18, 2013

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,973,079	$6,955,010
Available-for-sale securities	—	2,211,287
Accounts receivable	634,643	—
Inventories	662,929	—
Stockpiles and mineralized material on leach pad	4,280,664	—
Prepaid expenses	2,808,623	1,842,479
Total current assets	14,359,938	11,008,776

MINERAL RIGHTS AND PROPERITES, Net	7,614,780	4,869,683
PROPERTIES, PLANT AND EQUIPMENT, Net	20,491,070	9,383,723
RECLAMATION BOND DEPOSIT	2,510,804	721,748
RETIREMENT OBLIGATION ASSET	2,803,318	825,481
OTHER ASSETS	84,635	164,741

TOTAL ASSETS	$47,864,545	$26,974,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,535,932	$1,755,381
Accrued expenses	7,360,559	4,151,410
Long-term debt obligations – current portion	7,720,764	138,245
Derivative liabilities	544,681	—
Total current liabilities	18,161,936	6,045,036

LONG-TERM LIABILITIES:
Long-term debt obligations	6,010,891	1,298,836
Derivative liability - contingent dividend payment	—	1,025,000
Long-term reclamation liability	4,597,156	2,007,605
Other liabilities	700,000	—
Total long-term liabilities	11,308,047	4,331,441

Total liabilities	29,469,983	10,376,477

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 48,466,267 and 28,990,630 shares issued and outstanding at December 31, 2012 and 2011, respectively	32,279	19,308
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 23,499 and 22,637 shares issued and outstanding at December 31, 2012 and 2011, respectively	16	15
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 5,271 and 6,672 shares issued and outstanding at December 31, 2012 and 2011, respectively	4	4
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 28,399 and 29,907 shares issued and outstanding at December 31, 2012 and 2011, respectively	19	20
Additional paid-in capital	175,985,559	143,439,370
Accumulated deficit	(157,623,315)	(126,861,042)
Total stockholders’ equity	18,394,562	16,597,675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,864,545	$26,974,152

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
REVENUES
Revenue - Mining	$4,504,457	$—	$—
Revenue - Hospitality	634,159	473,386	—
Total revenues	5,138,616	473,386	—

COST AND EXPENSES
Costs applicable to mining revenue	3,554,727	—	—
Hospitality operating costs	928,897	570,039	—
Reclamation and exploration expenses	18,305,303	9,501,327	3,938,560
General and administrative	9,277,944	4,474,726	2,104,018
Consultants and professional fees	3,391,379	1,481,835	1,021,238
Total cost and expenses	35,458,250	16,027,927	7,063,816

LOSS FROM OPERATIONS	(30,319,634)	(15,554,541)	(7,063,816)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	—	(26,350,890)
Change in fair value of debt beneficial conversion feature	—	—	(17,964,161)
Change in fair value of warrant	—	—	(2,642,084)
Change in fair value of derivatives	438,519	3,864,146	(2,869,504)
Interest expense	(929,837)	(80,630)	(3,291,274)
Interest income	17,309	72,928	24,557
Other	31,370	15,785	(169,247)
Total other income (expense), net	(442,639)	3,872,229	(53,262,603)

LOSS BEFORE INCOME TAXES	(30,762,273)	(11,682,312)	(60,326,419)

INCOME TAX BENEFIT	—	76,081	—

NET LOSS	(30,762,273)	(11,606,231)	(60,326,419)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(4,370,247)	(4,696,766)	(1,276,902)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(35,132,520)	$(16,302,997)	$(61,603,321)

Net loss per common share – basic	$(0.87)	$(0.66)	$(3.18)

Net loss per common share – diluted	$(0.87)	$(0.66)	$(3.18)

Weighted average common shares outstanding — basic	40,497,098	24,640,774	19,383,007

Weighted average common shares outstanding — diluted	40,497,098	24,640,774	19,383,007

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Deficit	Total
BALANCE - January 1, 2010	—	$—	—	$—	—	$—	18,310,339	$12,195	$27,742,913	$(54,928,392)	$(27,173,284)
Common stock issued for:
Convertible debenture principal							703,770	468	835,015		835,483
Convertible debenture interest							359,630	240	446,673		446,913
Employee and director compensation							10,000	7	19,718		19,725
Services							25,000	17	33,983		34,000
Stock-based compensation									125,955		125,955
Cashless exercise of warrants and options							1,589,995	1,058	2,155,091		2,156,149
Reclassification of warrant deriviative liability									2,686,431		2,686,431
Exchange of debt (principal and accrued interest) for convertible preferred stock	20,912	14	8,484	6					72,559,121		72,559,141
Issuance of Series B convertible preferred stock for cash					35,749	24			35,749,376		35,749,400
Issuance costs on convertible preferred stock									(2,571,588)		(2,571,588)
Contingent dividend related to convertible preferred stock									(2,003,688)		(2,003,688)
Deemed dividend on beneficial conversion									39,482,123		39,482,123
feature related to convertible preferred stock									(39,482,123)		(39,482,123)
Issuance of Series A-1 convertible preferred											—
stock for mineral lease	863	1							2,127,786		2,127,787
Conversion of Series A-2 convertible preferred stock into common stock			(102)	(1)			155,929	104	(103)		—
Net Loss										(60,326,419)	(60,326,419)
BALANCE - December 31, 2010	21,775	15	8,382	5	35,749	24	21,154,663	14,089	139,906,683	(115,254,811)	24,666,005
Common stock issued for:
Employee and director compensation							300,000	200	979,800		980,000
Payment of dividends							1,174,604	782	(782)		—
Purchase of mineral property							192,600	128	429,872		430,000
Services							2,500	2	8,123		8,125
Stock-based compensation									203,731		203,731
Deemed dividend on beneficial conversion									638,276		638,276
feature related to convertible preferred stock									(638,276)		(638,276)
Issuance of Series A-1 convertible preferred stock for mineral lease	862								1,931,999		1,931,999
Contingent dividend related to convertible preferred stock									(15,954)		(15,954)
Conversion of Series A-2 convertible preferred stock into common stock			(1,710)	(1)			2,625,514	1,749	(1,748)		—
Conversion of Series B convertible preferred stock into common stock					(5,842)	(4)	3,540,749	2,358	(2,354)		—
Net loss										(11,606,231)	(11,606,231)
BALANCE - December 31, 2011	22,637	15	6,672	4	29,907	20	28,990,630	19,308	143,439,370	(126,861,042)	16,597,675
Common stock issued for:
Public offering							13,325,521	8,875	26,541,122		26,549,997
Public offering issuance costs									(2,858,871)		(2,858,871)
Vested restricted stock							609,500	406	(406)		—
Payment of dividends							2,148,934	1,431	(1,431)		—
Purchase of properties, plant and equipment							170,986	114	444,586		444,700
Payment of debt obligation							31,721	21	74,979		75,000
Deemed dividend on beneficial conversion									1,242,927		1,242,927
feature related to convertible preferred stock									(1,242,927)		(1,242,927)
Issuance of Series A-1 convertible preferred stock for mineral lease	862	1							2,466,749		2,466,750
Contingent dividend related to convertible preferred stock									(6,009)		(6,009)
Conversion of Series A-2 convertible preferred stock into common stock			(1,401)	—			2,152,217	1,433	(1,433)		—
Conversion of Series B convertible preferred stock into common stock					(1,508)	(1)	913,910	609	(608)		—
Cashless exercise of options							122,848	82	(82)		—
Stock-based compensation									5,887,593		5,887,593
Net loss										(30,762,273)	(30,762,273)
BALANCE - December 31, 2012	23,499	$16	5,271	$4	28,399	$19	48,466,267	$32,279	$175,985,559	$(157,623,315)	$18,394,562

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(30,762,273)	$(11,606,231)	$(60,326,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	2,503,147	269,549	131,785
Gain or sale of mineral rights and properties	—	—	(300,000)
Gain on sale of properties, plant, and equipment	—	(15,785)	—
Disposal and impairment of mineral rights and properties, plant, and equipment	14,169	—	108,698
Stock, warrants, and stock-based compensation and services	7,914,918	3,284,239	598,667
Accretion of convertible debenture discounts	—	—	392,014
Accretion of reclamation liability	184,237	97,346	87,317
Other, non cash items	—	—	45,020
Deferred income taxes	—	(76,081)	—
Loss on debt extinguishment	—	—	26,350,890
Amortization of debt discounts and issuance costs	752,890	—	—
Net change in fair values of derivatives	(438,519)	(3,864,146)	23,475,749
Changes in operating assets and liabilities, net of affects from acquisition:
Accounts receivable	(634,643)	—	—
Inventories	(662,929)	—	—
Stockpiles and mineralized material on leach pads	(4,280,664)	—	—
Prepaid expenses	(393,461)	66,000	(333,476)
Other assets	80,106	(98,516)	—
Accounts payable	1,450,440	126,414	(770,980)
Accrued expenses and other liabilities	1,859,149	169,310	(166,556)
Accrued interest payable	—	—	2,815,916
NET CASH USED IN OPERATING ACTIVITIES	(22,413,433)	(11,647,901)	(7,891,375)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	2,211,287	4,403,950	—
Purchase of available-for-sale securities	—	(2,205,000)	(4,410,237)
Purchase of mineral rights and properties, plant and equipment	(13,366,348)	(7,799,058)	(376,515)
Acquisition of Gold Hill Hotel	—	(500,000)	—
Proceeds from sale of mineral rights and properties, plant and equipment	—	102,000	550,000
Change in reclamation bond deposit	260,944	—	—
NET CASH USED IN INVESTING ACTIVITIES	(10,894,117)	(5,998,108)	(4,236,752)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(968,006)	(782,290)	(762,590)
Proceeds from long-term debt obligations	9,702,500	—	—
Long-term debt obligation issuance costs	(100,000)	—	—
Proceeds from the issuance of common stock	24,349,203	—	—
Common stock issuance costs	(658,078)	—	—
Proceeds from the issuance of preferred stock	—	—	35,749,400
Preferred stock issuance costs	—	—	(2,571,588)
Proceeds from the issuance of convertible debentures	—	—	4,850,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,325,619	(782,290)	37,265,222

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(981,931)	(18,428,299)	25,137,095

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,955,010	25,383,309	246,214
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,973,079	$6,955,010	$25,383,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$295,258	$64,837	$82,147

			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Supplemental disclosure of non-cash investing and financing
activities:
	2012	2011	2010
Conversion of Series A-2 and Series B convertible preferred stock	$2,042	$4,107	$—
Dividends paid in common stock (par value)	1,431	782	—
Issuance of common stock for convertible debenture principal	—	—	835,483
Issuance of common stock for convertible debenture interest	—	—	446,913
Issuance of common stock for properties, plant and equipment	444,700	430,000	—
Issuance of common stock for long-term debt obligations payment	75,000	—	—
Issuance of Series A-1 convertible preferred stock for mineral lease capitalized in prepaid expenses	2,466,750	1,931,999	1,708,800
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	2,801,125	426,960	725,000
Issuance of long-term debt obligations for Gold Hill Hotel acquisition	—	340,000	—
Additions to reclamation liability and retirement obligation asset	2,405,314	577,529	—
Reclamation bond deposit included in accrued expenses and other liabilities	2,050,000	—	—
Reclassification of warrant derivative liability to equity	—	—	2,686,431
Accrual of derivative liability — contingent dividend with offset to preferred stock	6,009	15,954	2,003,688
Properties, plant and equipment purchases in accounts payable	139,261	809,150	—
Common stock surrendered in cashless exercise of options	82	—	—

See Footnote 14 for disclosure of assets acquired and liabilities assumed in Gold Hill Hotel acquisition in 2011.

See notes to the consolidated financial statements.	(Concluded)

COMSTOCK MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Nature of Business

Comstock Mining Inc. is a producing, Nevada-based gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company also operates the Gold Hill Hotel located in Gold Hill, Nevada between Virginia City and the Comstock Mine Project. As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” or “Company.”

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 5,900 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 1,350 acres of patented claims (private lands) and surface parcels (private lands) and approximately 4,550 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: Comstock Mining LLC and the Gold Hill Hotel, Inc. Inter-company transactions and balances have been eliminated.

In July 2011, Plum Mine Special Purpose, LLC was dissolved. In June 2012, GoldSpring, LLC merged into The Plum Mining Co, LLC. The Plum Mining Co, LLC changed its name to Comstock Mining LLC, by way of a merger with a wholly-owned subsidiary. Comstock Mining LLC was formed solely for the purpose of changing the name.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has recurring net losses from operations and an accumulated deficit of $157.6 million as of December 31, 2012. For the year ended December 31, 2012, the Company incurred a net loss of $30.8 million and had used cash in operations of $22.4 million. As of December 31, 2012, the Company had cash and cash equivalents of $6.0 million, and negative working capital (i.e. current liabilities in excess of current assets) of $3.8 million. The Company's operating expenses have significantly increased during transition from initial start-up mode to production. In addition, the Company will need to continue to fund debt service requirements associated with existing credit facilities. During September 2012, the Company commenced gold production. Gold revenues in 2012 totaled $4.5 million. In addition, the Company had silver sales of $0.9 million which are accounted for as a by-product credit to costs applicable to mining revenue for financial reporting purposes. In March 2013, the Company raised cash of $10 million ($9.8 net of issuance costs) from the issuance of 5 million shares of common stock. The Company believes that it will have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and cash generated through operations. However, in the event that production or other factors impacting future operating results fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. As of December 31, 2012, we had cash and cash equivalents in excess of federal insurance limits in the amount of approximately $5,200,000.

Available-for-Sale Securities – The Company’s available-for-sale securities are recorded at fair value and consist of certificates of deposits. These certificates of deposits are valued using discounted cash flows based on currently offered rates. Unrealized gains and losses are computed on the basis of specific identification. Unrealized gains and losses for the years ended December 31, 2012, 2011, and 2010 were not significant.

Inventories, Stockpiles and Mineralized Material on Leach Pads - Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs, stock-based compensation, and depreciation, depletion and amortization.

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

Mineralized Material on Leach Pads - The Company utilizes a heap leaching process to recover gold from its mineralized material. Under this method, the mineralized material is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting gold-bearing solution is further processed in a facility where the gold is recovered. Costs are added to mineralized material on leach pads based on current mining and processing costs, including applicable depreciation relating to mining and processing operations. Costs are transferred from mineralized material on leach pads to subsequent stages of in-process inventories as the gold-bearing solution is processed. The value of such transferred costs of mineralized material on leach pads is based on the average cost per estimated recoverable ounce of gold on the leach pad.

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

Finished Goods Inventories - Finished goods inventories include gold that has been processed through the Company’s Merrill-Crowe facility and are valued at the average cost of their production.

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

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. We use the units-of-production method to deplete the mineral rights and properties.

Properties, Plant and Equipment - We record properties, plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 7 years
Furniture and fixtures	2 to 3 years

Reclamation Liabilities and Asset Retirement Obligations - Minimum standards for site reclamation and closure have been established for us by various government agencies. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with Accounting Standards Codification (“ASC”) guidance for accounting for asset retirement obligations.

Revenue Recognition - Revenue is recognized from sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Gold revenue is recorded at an agreed upon spot price and gold ounce measurement resulting in revenue and a receivable at the time of sale. Revenue from by-product sales (such as silver) are credited to costs applicable to mining revenue as a by-product credit. Revenue from by-product sales was approximately $923,000 for the year December 31, 2012. Hospitality revenue is recognized as services are provided to customers.

All accounts receivable amounts are due from a single customer.  All mining revenues recorded in the current period also related to the same customer.  As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product.

Stock Issued For Services - Common shares issued for services are valued based upon the market value of our common stock on the date of issue.

Stock-Based Compensation - For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the computed fair value on the grant date of the award.

Loss per Common Share – Basic net loss per common share is computed by dividing net loss less the preferred stock dividends by the weighted average number of common shares outstanding. Dilutive loss per share include additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive.

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2012, 2011 and 2010.

Derivative Liabilities – Derivatives are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations.

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

Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, convertible debentures, convertible preferred stock, embedded derivatives and derivative liabilities, estimated reclamation liabilities, stock-based compensation and payments, inventories and stockpiles and mineralized material on leach pads, and contingent liabilities.

Depreciation and Amortization Presentation – As the Company commenced production late in 2012, the Company began classifying depreciation, depletion, and amortization expenses related to revenue generating assets into costs applicable to mining revenue. Depreciation, depletion, and amortization expenses not associated with revenue generating assets is now allocated to reclamation and exploration expenses, general and administrative expenses and hospitality operating costs based on the function of the associated asset. Consequently, certain amounts in prior years have been reclassified to conform to the current period presentation. In prior periods all depreciation and amortization expenses were recorded within a separate depreciation and amortization line item. Depreciation and amortization expenses previously recorded in 2011 and 2010 were $269,548 and $131,785, respectively. These amounts have been reclassified as reclamation and exploration expenses, general and administrative expenses and hospitality operating costs based on the function of the associated asset. These amounts were primarily reclassified to the reclamation and exploration expenses line item. We believe this change in presentation provides increased transparency and improved comparability of our costs applicable to mining revenue and other operating expenses. These reclassifications had no effect on reported consolidated loss from operations, net loss, or per share amounts.

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

In calculating the loss on extinguishment of debt, we measured the Series A convertible preferred stock at fair value at date of issuance. The summary of the components of loss on the extinguishment of debt is as follows:

Principal and interest exchanged at August 31, 2010	$29,394,705
Discount on debt eliminated	(1,691,770)
Interest accrued from September 1, 2010 —October 20, 2010	526,258
Convertible debt beneficial conversion feature derivative eliminated	21,840,398
Issuance Series A-1 convertible preferred stock at fair value	(51,589,904)
Issuance Series A-2 convertible preferred shares at fair value	(20,969,237)
Accrual of tax indemnification related to exchange (Note 22)	(3,861,340)
Loss on extinguishment of debt	$(26,350,890)

The Company estimated the fair value of the convertible preferred stock using a Monte Carlo model. The determination of the fair value was based on inputs such as stock price, volatility, expected life, risk free interest rate, and expected dividends. The conversion option embedded in the convertible preferred stock is a beneficial conversion feature because the effective conversion price of the conversion option is less than the Company’s common stock price at the date of the debt to equity exchange. At October 20, 2010, the Company recorded a deemed dividend in additional paid-in-capital for this beneficial conversion feature of $39,482,123. For the issuance of Series A-1 preferred stock in 2012 and 2011, the Company recorded a deemed dividend in additional paid-in-capital for this beneficial conversion feature of $1,242,927 and $638,276, respectively.

4. Available-for-Sale Securities

Available-for-sale securities at December 31, 2011 consisted of the following:

Certificates of deposit maturing in less than 12 months	$2,211,287

There were no available-for-sale securities at December 31, 2012. At December 31, 2011, the carrying value of the available-for-sale securities approximates fair value.

5. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2012 consisted of the following:

In-process	$662,929
Finished goods	-
Total inventories	$662,929

Stockpiles	$361,061
Mineralized material on leach pads	3,919,603
Total stockpiles and mineralized material on leach pads	$4,280,664

There were no inventories, stockpiles or mineralized materials on leach pads at December 31, 2011 as the Company had not yet commenced production.

6. Derivative Financial Instruments

Derivative financial instruments at December 31, 2012 and 2011 consisted of the following:

Derivative Type	2012	2011
Derivative liabilities
Gold calls	$16,330	$-
Gold forwards	297,451	-
Contingent dividend payment	230,900	1,025,000
Total derivative liabilities	$544,681	$1,025,000

During the year ended December 31, 2012, the Company recognized a loss of $172,500 on the gold puts, a gain of $108,361 on the gold calls, and a loss of $297,451 on the gold forwards. Each of these amounts was recorded within change in fair value of derivatives in the consolidated statements of operations.

The Series A1, Series A2, and Series B convertible preferred stock include a contingent dividend payment feature. The contingent dividend derivative is derived from the possibility the Company may be required to pay an additional dividend to all convertible preferred stockholders if the Series A2 convertible preferred stock is force converted to common stock before August 31, 2013 or if the Series B convertible preferred stock is force converted into common stock before October 18, 2013.

Accordingly, we apply fair value measurement to the contingent dividend derivative at each reporting period using a Monte Carlo valuation model. Upon the issuance of 862.5 shares of Series A1 convertible preferred stock in 2012 and 2011 and 66,008 shares of Series A1, Series A2, and Series B convertible preferred stock in 2010, we recorded a derivative liability as an adjustment to the fair value basis of the convertible preferred stock issued of $6,009, $15,954 and $2,003,688, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company recognized a gain of $800,109, a gain of $3,864,164, and a loss of $2,869,504, respectively, on the change in fair value of the contingent dividend payment derivative liability. Each of these amounts was recorded within the change in fair value of derivatives in the consolidated statements of operations.

7. Prepaid Expenses

Prepaid expenses and other current assets at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Prepaid mineral leases	$2,022,830	$1,577,544
Other	785,793	264,935
Total	$2,808,623	$1,842,479

8. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Dayton resource area	$2,932,226	$100,000
Lucerne resource area	1,998,896	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	822,129
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,404	317,404
Water rights	90,000	90,000
Accumulated depletion	(75,000)	—
	$7,614,780	$4,869,683

During the year ended December 31, 2012, the Company acquired significant mineral properties including, the Dayton “Golden Goose” property as part of its strategic plan for further exploration and mining in the Dayton Resource area. The purchase price of this property was $3,000,000 plus a 3% net smelter royalty.  The net smelter royalty will be reduced by 75% until the Company receives credit through the reduction of net smelter royalties for the $3,000,000 purchase price. The purchase price consisted of a $500,000 cash payment and the issuance of a $2.5 million 0% interest note payable. The property and the associated note payable have been recorded using a discount rate of 5.0%.

Mineral rights and properties balances as of December 31, 2012 are presented based on the Company’s identified mineral resource areas and exploration targets. Mineral rights and properties balances as of December 31, 2011 have been reclassified to conform to the current year presentation, and there was no impact to the total balances.

9. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land and building	$3,648,437	$1,815,326
Vehicle and equipment	6,440,246	4,421,926
Processing and laboratory	12,800,760	1,178,195
Furniture and fixtures	562,577	317,959
Construction in progress	-	2,694,597
	23,452,020	10,428,003
Less accumulated depreciation	(2,960,950)	(1,044,280)
	$20,491,070	$9,383,723

During the year ended December 31, 2012, the Company acquired significant amounts of land, building, mining and processing equipment for use in commercial mining and processing operations.

10. Reclamation Bond Deposit

We are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects that leave the site safe, stable and capable of providing for a productive post-mining land use. The Nevada State Environmental Commission and Division of Environmental Protection have approved our most recent reclamation plan, as revised, of $4,666,091 and we have posted a surety for this amount. The reclamation bond deposit represents the required cash collateral and other required bond deposits of approximately $2.5 million and $722,000 at December 31, 2012 and 2011, respectively.

In July 2012, the Company placed a $4.67 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation Reclamation (“BMRR”). The bond insures for the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection with the purposes of ensuring public safety, protecting the waters of the state, and providing for post mining land use. As part of the surety agreement, the Company agreed to pay a 2.5% annual bonding fee.  The cash collateral due to Lexon is approximately $2.3 million and will be paid in installments over the next two years. At December 31, 2012, accrued expenses included approximately $1.4 million and other liabilities included approximately $700,000 remaining due to Lexon for the cash collateral.

11. Long-term Reclamation Liability and Retirement Obligation Asset

We have accrued a long-term liability of $4,597,156 and $2,007,605 as of December 31, 2012 and 2011, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.  In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed within current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our estimated liabilities may change.  The accretion of reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2012, 2011 and 2010 were $611,714, $188,751, and $146,566 respectively.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Long-term reclamation liability — beginning of period	$2,007,605	$1,332,730	$1,186,966
Additional obligations incurred	2,405,314	577,529	58,447
Accretion of reclamation liability	184,237	97,346	87,317
Long-term reclamation liability — end of period	$4,597,156	$2,007,605	$1,332,730

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining projects for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Retirement obligation asset — beginning of period	$825,481	$339,357	$340,159
Additional obligations incurred	2,405,314	577,529	58,447
Amortization of retirement obligation asset	(427,477)	(91,405)	(59,249)
Retirement obligation asset — end of period	$2,803,318	$825,481	$339,357

Additions to the reclamation liability in 2012 and 2011 related primarily to the preparation and commencement of mining production activities.

12. Accrued Expenses

Accrued expenses at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Tax indemnification accrual (Note 22)	$4,007,024	$3,861,340
Accrued reclamation bonding obligations	1,350,000	-
Other accrued expenses	2,003,535	290,070
	$7,360,559	$4,151,410

13. Long-Term Debt Obligations

 Long-term debt obligations at December 31, 2012 and 2011 consisted of the following:

Note Description	2012	2011
$5,000,000 Note Payable (Auramet Facility) - Principal payable in semi-monthly installments of 310 ounces of gold with the final payment due on or before July 31, 2013. Secured by a security interest in all personal property and certain real estate owned by the Company. At December 31, 2012, the note payable included imputed interest of $546,890.	$5,422,200	$—

$5,000,000 Note Payable (Catepillar Equipment Facility) - Principal and interest at 5.85% payable in monthly installments of $179,556 with the final payment due on or before March 31, 2015. Secured by certain equipment of the Company.	4,405,906	—

$2,500,000 Note Payable (Dayton Property "Golden Goose") - Principal is payable in quarterly installments of $50,000 increasing to $125,000 in October 2013, with a balloon payment for the remaining principal due on or before August 1, 2017. Secured by first deed of trust on the land. At December 31, 2012, the note payable was net of imputed interest of $325,938.	2,050,966	—

$725,000 Note Payable (Donavan Property) - Principal and interest at 6% payable in monthly installments of $6,178 with final payment due on or before July 1, 2015. Secured by deeds of trust on land and unpatented claims.	647,409	680,882

$340,000 Note Payable (Gold Hill Hotel) - Principal and interest at 4.5% payable in monthly installments of $2,601 with the final payment due on or before April 30, 2026. Secured by first deed of trust on rental property.	313,938	330,613

$300,000 Note Payable (White House) - Principal and interest at 4.5% payable in monthly installments of $1,520 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	296,798	—

$240,000 Note Payable (Railroad & Gold Property) - Principal and interest at 4.5% payable in monthly installments of $1,835 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	232,421	—

Notes Payable – Other – Various other notes payable with interest rates between 4.5% and 8% payable in monthly installments due on or before September 1, 2019. Secured by first deed of trust on various property owned by the Company.	362,017	425,586

Subtotal	13,731,655	1,437,081
Less current portion	(7,720,764)	(138,245)
Long-term portion of long-term obligations	$6,010,891	$1,298,836

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. During 2012, the Company borrowed $5 million under the Cat Equipment Facility. The Cat Equipment Facility bears interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, in which case the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law.

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility are secured by a security interest in all personal property of the Company and certain real estate owned by the Company within the Company's starter mine (the "Starter Mine Patents"). The proceeds will be repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. The agreement is non-interest bearing except in the event of a default, in which case the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law. In connection with entry into the Auramet Facility, the Company also entered into a purchase and sale agreement with Auramet, and the Company entered into a trading agreement the terms of which will govern all transactions of metals between Auramet and the Company. The Company drew down $5 million under the agreement in July 2012. The proceeds from the agreement have been recorded using an imputed interest rate of approximately 24%. The agreements contain a covenant that require the Company to maintain a minimum liquidity balance of $3 million (including cash and cash equivalents and short-term securities). The agreements additionally contain customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings.

In connection with the Auramet Facility, the Company granted RIF a call option to purchase 5,950 ounces of gold at a strike price of $2,000 per ounce, exercisable on, and expiring on, July 24, 2013. The value of the option of $124,691 was accounted for as a reduction to the debt proceeds and will be amortized as interest expense over the term of the agreement. Additionally, the Company purchased an option to put 10,000 ounces of gold to Auramet at a strike price of $1,250 per ounce for $172,500.  The put option expires on January 29, 2013 and has no significant value at December 31, 2012.  Each of these options has been recognized in the accompanying consolidated balance sheets at fair value as a derivative asset or liability by the Company.  Changes in the fair value of these derivatives have been recognized currently within the consolidated statements of operations.

As the Auramet Facility is repaid in ounces of gold, the Company has recorded an embedded forward derivative that has been recognized as a derivative asset or liability based on changes in the forward prices of gold as of each measurement date.  Changes in the fair value of this derivative have been recognized currently within the consolidated statements of operations. At December 31, 2012, this forward derivative liability was valued at $297,451.

Future maturities of long-term debt obligations are as follows:

Years Ended December 31:
2013	$7,720,764
2014	2,609,347
2015	1,646,966
2016	499,872
2017	1,024,653
Thereafter	230,053
$13,731,655

14. Acquisition of Gold Hill Hotel

On May 1, 2011, we acquired 100% of the equity interests of the historic Gold Hill Hotel and five related cottages on or near the hotel property for $840,000 consisting of a $500,000 cash payment and the issuance of a $340,000 note. We accounted for the acquisition as a business combination. The strategic purpose of purchasing the hotel was to participate in the on-going economic development of Gold Hill and Virginia City. Acquisition related costs during the year ended 2011 were approximately $66,000 and were expensed in the consolidated statements of operations. The purchase price was allocated based on fair values as follows:

Assets acquired:
Current assets	$26,587
Land	170,000
Building and improvements	530,000
Furniture and fixtures	140,000
Other assets	54,225
Total assets acquired	920,812
Liability assumed:
Accrued expenses	(4,731)
Deferred tax liability	(76,081)
Net assets acquired	$840,000

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

15. Stockholders’ Equity

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

In October 2012, 2011 and 2010, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. Of the total fair value of the convertible preferred stock issued, $2,027,323, $2,092,382 and $419,728 was expensed as an equity-based payment to non-employees for the amount earned during the years ended December 31, 2012, 2011 and 2010, respectively, and a remaining fair value of $1,987,104 and $1,547,677 was recorded as a prepaid expense as of December 31, 2012 and 2011, respectively.

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

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company, in the event of the liquidation or change of control of the Company and, are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection. As of December 31, 2012, there were approximately $2.2 million in arrears of cumulative dividends (($0.05) impact on loss per share at December 31, 2012).

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

In October 2010, the Company issued 35,749 shares of Series B convertible preferred stock for cash of approximately $35.75 million in gross proceeds (approximately $33.2 million net of issuance costs).

From January 1, 2013 through March 15, 2013, preferred shareholders converted 2,220 shares of convertible preferred stock into 2,601,021 common shares.

Common Stock

During the year ended December 2012, the Company declared and issued 2,148,934 shares of common stock in payment of dividends with a fair value of $4,457,262 on the convertible preferred stock. As the Company cannot pay dividends out of accumulated deficits under Nevada laws, the dividends were recorded as a reduction to additional paid-in capital.

In January 2013, the Company declared and issued 958,974 shares of common stock in payment of dividends, with a fair value of $2,173,557, on the convertible preferred stock.

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

In November and December 2012, the Company raised $9.30 million in gross proceeds (approximately $8.3 million, net of issuance costs) through an underwritten public offering of 4,246,573 shares under the Company’s Registration Statement on Form S-3, of our common stock at a price of $2.19 per share. Of the total $1.0 million in issuance costs, approximately $0.8 million were related to underwriting expenses and were netted against the total proceeds received by the Company.

During the year ended December 31, 2012, preferred shareholders converted 1,401 shares of Series A-2 convertible preferred stock and 1,508 shares of Series B convertible preferred stock into 2,152,217 and 913,910 shares of common stock, respectively.

On January 11, 2013, the Company’s registration statement on Form S-3 filed in December 2012 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Registration Statement covers the offer of up to $50,000,000 of any combination of securities described in the prospectus.

16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at December 31, 2012, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2012
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Gold call derivative	$16,330	$—	$16,330	$—
Gold forward derivative	297,451		297,451
Derivative liability - contingent dividend	230,900	—	—	230,900
Total Liabilities	$544,681	$—	$313,781	$230,900

The following table presents our assets and liabilities at December 31, 2011, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2011
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$2,211,287	$—	$2,211,287	$—
Liabilities:
Derivative liability - contingent dividend	1,025,000	—	—	1,025,000
Total Liabilities	$3,236,287	$—	$2,211,287	$1,025,000

During the years ended December 31, 2012 and 2011, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivative liability – contingent dividend – The Company’s contingent dividend derivative liability is valued using The Monte-Carlo model with various observed and unobservable market inputs and classified as Level 3 in the valuation hierarchy. These market inputs include volatility, stock price, maturity date, and discount rate.

Gold Call and Put Derivatives – The Company’s gold call and put are valued based on Black-Scholes model with various observable inputs. These market inputs include volatility of gold prices, gold strike prices, maturity dates of the options, exercise prices of the options, and risk free interest rates.

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

The following table indicates the changes in the level 3 financial instruments for the years ended December 31, 2012 and 2011.

Contingent Dividend
Payment on Convertible
Preferred Stock

Balances at January 1, 2011	$4,873,192
Issuance of convertible preferred stock	15,954
Change in fair value	(3,864,146)
Balances at December 31, 2011	1,025,000
Issuance of convertible preferred stock	6,009
Change in fair value	(800,109)
Balances at December 31, 2012	$230,900

For Level 3 financial instruments that were measured at fair value on a recurring basis during the year ended December 31, 2012, the following table presents the fair value of those liabilities as of the measurement date, valuation techniques and related unobservable inputs of those liabilities:

Year				Quantitave
Ended	Fair Value	Valuation Techniques	Unobservable Input	Inputs Used
2012 Derivative liability - contingent dividend	$230,900	Monte-Carlo Simulation	Discount Rate	12%

Significant changes to the unobservable input would result in a significantly different fair value measurement of the contingent dividend derivative liability.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2012, the fair value of long-term debt obligations was $14,045,000. The carrying value of long-term debt obligations approximates fair value at December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1). The fair values of long-term debt obligations with the exception of the Auramet Facility debt obligation are based on current market rates for bonds of the same risk and maturities. The fair value of the Auramet Facility debt obligation was determined based on the current market futures for gold at the various repayment dates.

17. Segment Reporting

Our management organizes the Company into two operating segments, mining and hospitality. Our mining segment consists of all activities and expenditures associated with mining. Our hospitality segment consist of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant.  Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Year Ended
	December 31,
	2012	2011	2010
Revenues
Mining	$4,504,457	$—	$—
Hospitality	634,159	473,386	—
Total revenues	5,138,616	473,386	—

Cost and Expenses
Mining	$(34,529,353)	$(15,457,888)	$(7,063,816)
Hospitality	(928,897)	(570,039)	—
Total cost and expenses	(35,458,250)	(16,027,927)	(7,063,816)

Operating Loss
Mining	$(30,024,896)	$(15,457,888)	$(7,063,816)
Hospitality	(294,738)	(96,653)	—
Total loss from operations	(30,319,634)	(15,554,541)	(7,063,816)

Other income (expense), net	(442,639)	3,872,229	(53,262,603)

Loss before income taxes	$(30,762,273)	$(11,682,312)	$(60,326,419)

Capital Expenditures
Mining	$15,639,241	$9,217,547	$1,101,515
Hospitality	301,000	1,087,622	—
Total capital expenditures	$15,940,241	$10,305,169	$1,101,515

Depreciation, Depletion and Amortization
Mining	$2,380,251	$199,287	$131,785
Hospitality	122,896	70,262	—
Total depreciation, depletion and amortization	$2,503,147	$269,549	$131,785

	As of December 31,
	2012	2011	2010
Assets
Mining	$46,606,912	$25,824,143	$37,121,524
Hospitality	1,257,633	1,150,009	—
	$47,864,545	$26,974,152	$37,121,524

For the year ended December 31, 2012, 100% of the mining revenues were attributable to one customer.

18. Net Loss Per Common Share

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

	Year Ended
	December 31,
	2012	2011	2010
Numerator:
Net loss	$(30,762,273)	$(11,606,231)	$(60,326,419)
Preferred stock dividends	(4,370,247)	(4,696,766)	(1,276,902)
Loss available to common shareholders	$(35,132,520)	$(16,302,997)	$(61,603,321)

Denominator:
Basic weighted average shares outstanding	40,497,098	24,640,774	19,383,007
Effect of dilutive securities	-	-	-
Diluted weighted average shares outstanding	40,497,098	24,640,774	19,383,007

Net loss per common share:
Basic	$(0.87)	$(0.66)	$(3.18)
Diluted	$(0.87)	$(0.66)	$(3.18)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2012	2011	2010
Stock options	50,000	450,000	450,000
Convertible preferred stock	61,405,753	63,147,728	67,989,944
Warrants	2,146,000	2,333,500	2,333,500
Restricted stock	5,024,400	4,610,000	-
Other	-	-	388,581
	68,626,153	70,541,228	71,162,025

19. Stock-Based Compensation

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

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. At December 31, 2012 and 2011, our Company had 50,000 and 450,000, respectively, outstanding employee and director options to acquire common shares for these previous programs. At December 31, 2012 and 2011, 50,000 and 450,000, respectively of these options were vested and exercisable. During 2012 and 2011, there were no additional options issued. During 2012 and 2010, 400,000 and 450,000 of these options were exercised using the cashless exercise option resulting in the issuance of 122,848 and 195,020 common shares, respectively. The 2012 and 2010 option exercise price was $2.24 and $1.93, respectively, and the intrinsic value of the options exercised in 2012 and 2010 was approximately $396,800 and $663,000, respectively. Because our Company maintained a full valuation allowance on our deferred tax assets, it did not recognize any tax benefit related to stock-based compensation expense for the years ended 2012, 2011, and 2010.

Our Company recognizes stock-based compensation expense net of forfeiture rate over the requisite service period of the individual grant, which generally equals the vesting period.  The fair value of the award is based upon the market price, volatility, the risk-free interest rate, and dividend yields of the underlying common stock as of the date of grant and is amortized over the applicable vesting period using the straight-line method.  The fair value of grants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The risk free rate is based on the U.S. Treasury yield curve on affect at date of grant. Expected volatilities utilized in the model are based primarily on the historical volatility of the common share price and other factors.

A summary of the option activity under the plan for 2012 is as follows:

	2012
		Weighted
		Average
		Exercise	Intrinsic
	Options	Price	Value
Balance, January 1, 2012	450,000	$2.43
Granted	—	—
Exercised	(400,000)	2.24
Forfeited	—	—
Balance, December 31, 2012	50,000	$4.00	$—
Exercisable at December 31, 2012	50,000	$4.00	$—
Vested at December 31, 2012	50,000	$4.00	$—

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding			Vested

Remaining
		Remaining	Weighted		Vested	Weighted
		Contractual	Average		Contractual	Average
	Outstanding	Life	Exercise	Vested	Life	Exercise
Price	Options	in Years	Price	Options	in Years	Price

$4.00	50,000	5.75	$4.00	50,000	5.75	$4.00

Common Stock

During 2011, the outside directors of the Company were granted 300,000 shares of the Company’s common stock valued at $980,000. The shares were immediately vested and the related stock-based compensation has been recorded as $980,000 of general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Restricted Stock

On December 21, 2011, May 31, 2012 and September 15, 2012, the Board of Directors granted 4,710,000 shares, 755,000 shares and 525,000 shares, respectively, of restricted stock (performance awards) to certain employees and contracted employees under the 2011 Equity Incentive Plan. These awards vest primarily based on specific performance conditions including the validation of both resources (at least measured and indicated and / or proven and probable reserves) at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of at least 90 days. Certain of these awards will vest at the latter of the aforementioned performance conditions or January 31, 2014.

The restricted stock fair value was $1.89, $2.02 and $2.89 per share (with a total gross value of $8,901,900, $1,525,000 and $1,517,250, respectively) at the dates of grant in December 2011, May 2012 and September 2012, respectively. The fair value of the restricted stock was determined based on the fair value of the underlying common stock as of the date of grant. The unvested restricted stock awards expire five years after the grant date.

Information related to non-vested restricted stock issued under the 2011 Plan is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balances at January 1, 2012	4,710,000	$1.89
Grants	1,280,000	2.41
Vested	(716,500)	2.02
Forfeitures	(249,100)	2.10
Balances at December 31, 2012	5,024,400	$1.99

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At December 31, 2012, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares. Additionally, the Company has estimated that certain of these performance conditions are not probable of being achieved and therefore no expense related to those conditions has been recognized.

We recorded stock-based compensation (including restricted stock grants and other common stock grants) as follows:

	Year Ended
	December 31,
	2012	2011	2010
Costs applicable to mining revenue	$429,916	$-	$-
Reclamation and exploration expenses	1,765,963	203,731	-
General and administrative	3,644,602	980,000	106,708
Hospitality operating costs	47,112	-	-
Total	$5,887,593	$1,183,731	$106,708

At December 31, 2012, total unrecognized compensation cost related to non-vested share restricted stock awards expected to vest was approximately $1.3 million which is expected to be recognized over a weighted average period of 10.4 months.

20. Stock Warrants

A summary of the warrant activity for the years ended December 31, 2012 is as follows:

	2012
		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Balance at January 1, 2012	2,333,500	$3.47
Granted	—	—
Exercised	—	—
Expired	(187,500)	$3.50
Balance at December 31, 2012	2,146,000	$3.47	$-
Exercisable at December 31	2,146,000	$3.47	$-

A summary of outstanding warrant issuances at December 31, 2012 is as follows:

	Outstanding			Vested
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Price	Outstanding	Exercise	Contractual	Outstanding	Exercise	Contractual
Range	Warrants	Price	Life in Years	Warrants	Price	Life in Years
$3.00 - $4.00	2,146,000	$3.47	0.86	2,146,000	$3.47	0.86

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

Stock warrant expense is recognized using the fair value when granted. During the year ended December 31, 2010, $392,014 was recognized as interest expense in the consolidation statements of operations.

21. Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2012, 2011 and 2010 consist of the following:

	2012	2011	2010
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	(76,081)	—

Income taxes provision	$—	$(76,081)	$—

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	33.9	32.9	33.7
Other	0.1	0.4	0.3
	—%	(0.7)%	—%

Deferred income taxes at December 31, 2012 and 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
Asset retirement obligation	$609,905	$401,922
Fixed assets	(695,728)	(121,016)
Mine exploration and development costs	5,576,631	5,002,105
Derivatives - change in fair value	(487,274)	(332,754)
Stock-based compensation	2,261,053	682,761
Net operating loss	40,925,397	32,122,539
Transaction costs	1,362,388	1,312,856
Other	48,048	64,942
Valuation allowance	(49,600,420)	(39,133,355)
Total net deferred tax assets	$—	$—

At December 31, 2012, the Company had federal net operating losses of approximately $120,370,000 which will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2012 and 2011 of $49,600,420 and $39,133,355 for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by approximately $10,467,000, $3,897,000 and $20,302,000 in 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2009 and forward.

22. Related Party Transactions

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company and Chairman of the Board of Directors since June 2011, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (DWC). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of the operating agreement provide that on each anniversary of the operating agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make contributions in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash upon request of Northern Comstock. If any event of default occurs under the operating agreement, the additional capital contributions can be accelerated and the entire unpaid amount of the Company’s capital contributions, up to the aggregate 34,500 shares of A-1 convertible preferred stock (approximately 53 million shares of common stock as converted), could become issuable immediately. Under certain circumstances, the additional capital contributions can be accelerated. The operating agreement further requires the Company to make certain capital expenditures of not less than $750,000 over five years with respect to each parcel. An up to 8% net smelter royalty is payable to Northern Comstock and distributable to Mr. Winfield and DWC. Under the terms of the operating agreement, all operating activities from the minerals or finished products produced from the parcels of property are conducted by the Company and recognized in the Company’s consolidated financial statements. The Company has no right to receive periodic or liquidating distributions related to any amounts contributed to Northern Comstock. The payments to the LLC do not result in the acquisition of any equity interest in Northern Comstock as there is no entitlement to receive future distributions or changes in the fair value of the net assets of Northern Comstock. The annual mineral rights payments are considered equity-based payments to non-employees and measured at fair value. During the year ended December 31, 2012, 2011 and 2010, the Company made payments on the operating agreement described above via the issuance of Series A-1 convertible preferred stock valued at $2,466,750, $1,931,999 and $2,127,786 respectively. These amounts were capitalized as prepaid expenses and are amortized over a one year period. During the year ended December 31, 2012, 2011 and 2010, the Company recognized amortization expense of $2,027,325, $2,092,382 and $419,728, respectively.

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

Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. At December 31, 2012 and 2011, the Company had a liability of $4,007,024 and $3,861,340, respectively, for this tax indemnification at the estimated amount which is probable of being indemnified by the Company. While management believes that the assumptions and estimates used to determine this liability is reasonable, the ultimate outcome of those matters cannot presently be determined. Revisions in estimates of the potential liability could materially affect our operations in the period of adjustment.

KCA Laboratory

During 2012, the Company purchased from Kappes, Cassiday & Associates, a related party of Daniel Kappes, a member of the Board of Directors since April 2012, a modular laboratory. Kappes, Cassiday & Associates was issued common stock totaling $300,000 and cash payments totaling $332,532 in 2012.

23. Commitments and Contingencies

The Company leases certain properties under operating leases expiring at various dates through 2049. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2012:

	Third Party	Related Party
Year Ended December 31,	Leases	Leases	Total
2013	$57,600	$880,500	$938,100
2014	52,400	880,500	932,900
2015	57,400	880,500	937,900
2016	60,000	880,500	940,500
2017	65,000	880,500	945,500
Thereafter	495,000	27,660,000	28,155,000
	$787,400	$32,062,500	$32,849,900

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

Expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $2,010,547, $2,155,950 and $472,654, respectively.

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable are $64,000 per year in 2012, increasing by approximately $5,000 per year through 2017. For most of the mineral properties and leases, the Company is subject to a wide range of royalty obligations once production commences. These royalties range from 0.5% to 6% of net smelter revenues (NSR) from minerals produced on the properties. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalties expense, including both NSR and minimum royalty obligations, was $177,379, $58,100, and $42,600 for the years ended 2012, 2011, and 2010, respectively.

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

On September 4, 2012, the Comstock Residents Association (the “CRA”) filed a complaint in the First Judicial District Court of the State of Nevada against Storey County (the “County”) in a matter involving the Company. In 2004, the County amended a Special Use Permit (“SUP”) to allow substantial expansion of mining activities on certain property along Highway 342 by the Company. The CRA complaint alleges, among other things, that the failure of the County to enforce the condition was a derogation of its duties. The Court granted the CRA leave to amend in January of 2013 and the CRA filed its amended complaint shortly thereafter along with a motion for summary judgment. In February, the Company filed its opposition to the motion for summary judgment as well as its own motion for summary judgment, to which the County filed a joinder. The Company believes the complaint is without merit. In addition, the Company was notified by the BLM in February 2013 that the Company could again utilize the haul road for its mining operations. As a result, the Company began using the haul road in late February 2013 and ceased its use of Highway 342. Therefore, the conditions for the CRA lawsuit are no longer present.

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

24. Quarterly Results of Operations (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Revenues	$111,722	$182,523	$182,792	$4,661,579
Gross profit/(loss)	(40,329)	(13,449)	(17,665)	726,435
Loss from operations	(7,660,816)	(9,053,222)	(7,805,878)	(5,799,718)
Net loss	(7,332,598)	(8,980,346)	(8,994,179)	(5,455,150)
Net loss available to common shareholders	(8,438,475)	(10,082,744)	(10,086,692)	(6,524,609)
Basic earnings per common share	(0.24)	(0.26)	(0.24)	(0.13)
Diluted earnings per common share	(0.24)	(0.26)	(0.24)	(0.13)

2011
Revenues	$—	$120,175	$179,071	$174,140
Gross profit/(loss)	—	20,180	(40,088)	(76,745)
Loss from operations	(3,137,293)	(5,314,059)	(3,632,808)	(3,470,381)
Income tax benefit	—	76,081	—	—
Net loss	(2,380,662)	(4,748,426)	(1,974,414)	(2,502,729)
Net loss available to common shareholders	(3,613,570)	(5,945,297)	(3,130,564)	(3,613,566)
Basic earnings per common share	(0.17)	(0.26)	(0.12)	(0.11)
Diluted earnings per common share	(0.17)	(0.26)	(0.12)	(0.11)

25. Subsequent Events

In January 2013, the Company determined that accelerated payments were required pursuant to the operating agreement of Northern Comstock Mining, LLC (See Note 23). Pursuant to the operating agreement, $5,000,000 in accelerated payments were triggered when an additional 200,000 gold equivalent ounces were validated by a third party technical report. The payments will be made in the form of Series A-1 convertible preferred stock.

In March 2013, the Company raised $10 million ($9.8 net of issuance costs) from the issuance of 5 million shares of common stock.

SUPPLEMENTARY FINANCIAL DATA

The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 24 to our consolidated financial statements set forth above.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". We believe that internal control over financial reporting is effective as of December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ending December 31, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Our independent registered public accountants have also issued an audit report on out internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Comstock Mining Inc.

We have audited the internal control over financial reporting of Comstock Mining Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah

March 18, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by item 10 is contained in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by item 11 is contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 is contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by item 13 is contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

The information required by item 14 is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm	F – 1
Consolidated Balance Sheets	F – 2
Consolidated Statements of Operations	F – 3
Consolidated Statements of Changes in Stockholders' Equity	F – 4
Consolidated Statements of Changes in Cash Flows	F – 5
Notes to Consolidated Financial Statements	F – 7

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended December 31, 2012
Tax valuation allowance	$39,133,355	$10,467,065		$49,600,420
Year ended December 31, 2011
Tax valuation allowance	$35,235,982	$3,897,373		$39,133,355
Year ended December 31, 2010
Tax valuation allowance	$14,933,519	$20,302,463		$35,235,982

Exhibit Number	Exhibit

3.1	Articles of Incorporation (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.1 to the Company’s Annual Report on Form 10-K and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.2 to the Company’s Annual Report on Form 10-K and incorporated herein by reference)

4.1	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.1 to the Company’s Form 8-K and incorporated herein by reference)

4.2	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.2 to the Company’s Form 8-K and incorporated herein by reference)

4.3	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.3 to the Company’s Form 8-K and incorporated herein by reference)

10.1	Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.2	Consent dated as of August 8, 2011, by and among the Company and the stockholders identified therein (previously filed with the Securities and Exchange Commission on August 11, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.3	Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2012 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.4	Form of Warrant (previously filed with the Securities and Exchange Commission on December 18, 2009 as exhibit 99.3 to the Company’s Form 8-K and incorporated herein by reference)

10.5	Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K and incorporated herein by reference)

10.6	Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K and incorporated herein by reference)

10.7	Master Loan and Security Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.1 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.8	Secured Promissory Note and Guaranty (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.2 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.9	Call Option Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.3 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.10	General Security Agreement (Comstock Mining, Inc.) (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.4 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.11	General Security Agreement (Comstock Mining LLC) (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.5 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.12	Pledge Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.6 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.13	Master Purchase Contract & Bill of Sale (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.7 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.14	Trading Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.8 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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
(Principal Accounting Officer)

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Director, President and Chief Executive Officer	March 18, 2013
Corrado De Gasperis
/s/ MARK A. JEWETT	Chief Accounting Officer	March 18, 2013
Mark A. Jewett
/s/ DANIEL KAPPES	Director	March 18, 2013
Daniel Kappes
/s/ WILLIAM NANCE	Director	March 18, 2013
William Nance
/s/ ROBERT A. RESEIGH	Director	March 18, 2013
Robert A. Reseigh
/s/ JOHN V. WINFIELD	Director	March 18, 2013
John V. Winfield

Exhibit Index

Exhibit Number	Exhibit

3.1	Articles of Incorporation (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.1 to the Company’s Annual Report on Form 10-K and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.2 to the Company’s Annual Report on Form 10-K and incorporated herein by reference)

4.1	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.1 to the Company’s Form 8-K and incorporated herein by reference)

4.2	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.2 to the Company’s Form 8-K and incorporated herein by reference)

4.3	Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.3 to the Company’s Form 8-K and incorporated herein by reference)

10.1	Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.2	Consent dated as of August 8, 2011, by and among the Company and the stockholders identified therein (previously filed with the Securities and Exchange Commission on August 11, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.3	Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2012 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.4	Form of Warrant (previously filed with the Securities and Exchange Commission on December 18, 2009 as exhibit 99.3 to the Company’s Form 8-K and incorporated herein by reference)

10.5	Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K and incorporated herein by reference)

10.6	Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K and incorporated herein by reference)

10.7	Master Loan and Security Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.1 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.8	Secured Promissory Note and Guaranty (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.2 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.9	Call Option Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.3 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.10	General Security Agreement (Comstock Mining, Inc.) (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.4 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.11	General Security Agreement (Comstock Mining LLC) (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.5 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.12	Pledge Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.6 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.13	Master Purchase Contract & Bill of Sale (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.7 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.14	Trading Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.8 to the Amendment to the Company’s Quarterly Report on Form 10-Q and incorporated by reference herein)

21*	Subsidiaries.

23*	Consent of Deloitte & Touche LLP.

24*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

* Filed herewith.

