Form 10-Q
period 2013-03-31
Comstock Mining Inc.
filed 2013-05-08
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at May 3, 2013 was 57,206,068.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,593,058	$5,973,079
Accounts receivable	-	634,643
Inventories	1,269,619	662,929
Stockpiles and mineralized material on leach pad	4,874,006	4,280,664
Prepaid expenses	2,100,071	2,808,623
Total current assets	17,836,754	14,359,938

MINERAL RIGHTS AND PROPERTIES, Net	7,604,780	7,614,780
PROPERTIES, PLANT AND EQUIPMENT, Net	17,138,056	20,491,070
RECLAMATION BOND DEPOSIT	2,510,804	2,510,804
RETIREMENT OBLIGATION ASSET	2,596,229	2,803,318
OTHER ASSETS	78,165	84,635

TOTAL ASSETS	$47,764,788	$47,864,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,511,597	$2,535,932
Accrued expenses	7,140,349	7,360,559
Long-term debt obligations – current portion	5,612,387	7,720,764
Derivative liabilities	106,867	544,681
Total current liabilities	15,371,200	18,161,936

LONG-TERM LIABILITIES:
Long-term debt obligations	4,900,496	6,010,891
Long-term reclamation liability	4,670,362	4,597,156
Other liabilities	400,000	700,000
Total long-term liabilities	9,970,858	11,308,047

Total liabilities	25,342,058	29,469,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 57,145,462 and 48,466,267 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	38,059	32,279
Convertible Preferred Stock; 50,000,000 shares authorized 7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 23,499 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 3,921 and 5,271 shares issued and outstanding at March 31, 2013 and December 31, 2012	3	4
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 27,529 and 28,399 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	18	19
Additional paid-in capital	185,770,981	175,985,559
Accumulated deficit	(163,386,347)	(157,623,315)
Total stockholders’ equity	22,422,730	18,394,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,764,788	$47,864,545

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
REVENUE - MINING	$3,667,922	$—
REVENUE - HOSPITALITY	121,844	111,722
Total revenues	3,789,766	111,722

COST AND EXPENSES
Costs applicable to mining revenue	3,836,097	—
Hospitality operating costs	206,341	152,051
Reclamation and exploration	2,088,863	4,769,506
General and administrative	2,751,346	2,194,521
Consultants and professional fees	645,279	656,460
Total cost and expenses	9,527,926	7,772,538

LOSS FROM OPERATIONS	(5,738,160)	(7,660,816)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	437,814	366,800
Interest expense	(463,436)	(45,210)
Interest income	750	6,628
Total other income (expense), net	(24,872)	328,218

NET LOSS	(5,763,032)	(7,332,598)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,034,307)	(1,105,877)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(6,797,339)	$(8,438,475)

Net loss per common share – basic	$(0.13)	$(0.24)

Net loss per common share – diluted	$(0.13)	$(0.24)

Weighted average common shares outstanding — basic	51,666,399	34,770,178

Weighted average common shares outstanding — diluted	51,666,399	34,770,178

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(5,763,032)	$(7,332,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	1,083,169	180,653
Stock payments and stock-based compensation	644,534	2,111,136
Accretion of reclamation liability	73,206	34,033
Loss on sale of properties, plant, and equipment	1,015,496	—
Amortization of debt discounts and issuance costs	382,420	27,338
Net change in fair value of derivative liabilities	(437,814)	(366,800)
Changes in operating assets and liabilities:
Accounts receivable	(1,331,083)	—
Inventories	(606,690)	—
Stockpiles and mineralized material on leach pad	(593,342)
Prepaid expenses	37,831	(481,237)
Other assets	6,470	6,470
Accounts payable	49,489	—
Accrued expenses and other liabilities	(170,210)	1,353,160
NET CASH USED IN OPERATING ACTIVITIES	(5,609,556)	(4,467,845)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	—	1,473,264
Proceeds from sale of properties, plant and equipment	571,820	—
Purchase of mineral rights and properties, plant and equipment	(202,386)	(3,331,606)
Increase in reclamation bond deposit	(350,000)	(627,407)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,434	(2,485,749)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(528,252)	(35,797)
Proceeds from the issuance of common stock	10,000,000	15,812,173
Common stock issuance costs	(261,647)	(470,104)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,210,101	15,306,272

INCREASE IN CASH AND CASH EQUIVALENTS	3,619,979	8,352,678

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,973,079	6,955,010
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,593,058	$15,307,688

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$81,016	$42,742

(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible preferred stock to common stock (par value)	$2	$95

Reclamation bond deposit included in accrued expenses and other liabilities	$1,700,000	$—
Settlement of debt from gold transfers	$1,965,726	$—
Settlement of long-term debt obligations through transfer of properties, plant and equipment	$1,028,180	$—
Issuance of common stock for settlement of long-term debt obligations	$25,000	$—
Dividends paid in common stock (par value)	$639	$812
Issuance of common stock for mineral property	$—	$98,527
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	$—	$2,485,625

Vested restricted common stock (par value)	$72	$—

Properties, plant and equipment purchases in accounts payable	$73,824	$1,576,473

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

1. Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company has recently transitioned into production. The Company has recurring net losses from operations, an accumulated deficit of $163.4 million as of March 31, 2013, and is incurring higher operating expenses while ramping up and improving its production processes. In addition, the Company continues payment of its debt service requirements associated with existing debt facilities.

For the three months ended March 31, 2013 and 2012, the Company incurred a net loss of $5,763,032 and $7,332,598, respectively, and used cash in operations of $5,609,556 and $4,467,845, respectively. In March 2013, the Company raised $10 million in gross proceeds (approximately $9.7 million, net of issuance costs) through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share.

During the quarter ended March 31, 2013, the Company shipped approximately 2,261 ounces of gold and 15,599 ounces of silver resulting in recognized revenue of approximately $3.7 million. The Company also exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April, and averaged over 425 gold-equivalent ounces for the six weeks ended April 27, 2013. With the planned future production and revenue, the Company believes that it will have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and cash generated through operations. However, in the event that production, gold prices or other factors impacting future operating results fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of inventories, stockpiles and mineralized material on leach pads, the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, convertible preferred stock, derivative liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Depreciation and Amortization Presentation

Upon commencement of production in late 2012, the Company classified depreciation, depletion, and amortization expenses related to revenue generating assets into costs applicable to mining revenue. Depreciation, depletion, and amortization expenses not associated with revenue generating assets is allocated to reclamation and exploration expenses, general and administrative expenses and hospitality operating costs based on the function of the associated asset. Consequently, certain amounts in prior periods have been reclassified to conform to the current period presentation. In prior periods all depreciation and amortization expenses were recorded within a separate depreciation and amortization line item.

We believe this change in presentation provides increased transparency and improved comparability of our costs applicable to mining revenue and other operating expenses. These reclassifications, consisting of $180,653 of depreciation and amortization for the three months ended March 31, 2012, had no effect on reported consolidated loss from operations, net loss, or per share amounts.

Comprehensive Income

There were no components of comprehensive loss other than net loss for the three months ended March 31, 2013 and 2012.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Inventories, Stockpiles and Mineralized Material on Leach Pad

Inventories, stockpiles and mineralized material on leach pad consisted of the following:

	March 31,	December 31,
	2013	2012
In-process	$919,061	$662,929
Finished goods	350,558	-
Total inventories	$1,269,619	$662,929

Stockpiles	$616,619	$361,061
Mineralized material on leach pad	4,257,387	3,919,603
Total stockpiles and mineralized material on leach pad	$4,874,006	$4,280,664

3. Properties, Plant and Equipment, Net

During the three months ended March 31, 2013, the Company sold vehicles previously used in mining operations with a book value of $3,165,746 for a loss of $1,015,496. The loss is included in general and administrative expenses in the condensed consolidated statement of operations.

4.  Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	March 31,	December 31,
	2013	2012
Long-term reclamation liability — beginning of period	$4,597,156	$2,007,605
Additional obligations incurred	-	2,405,314
Accretion of reclamation liability	73,206	184,237
Long-term reclamation liability — end of period	$4,670,362	$4,597,156

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	March 31,	December 31,
	2013	2012
Retirement obligation asset — beginning of period	$2,803,318	$825,481
Additional obligations incurred	-	2,405,314
Amortization of retirement obligation asset	(207,089)	(427,477)
Retirement obligation asset — end of period	$2,596,229	$2,803,318

5. Long-Term Debt Obligations

Long-term debt obligations consisted of the following:

	March 31,	December 31,
Note Description	2013	2012
Note Payable (Auramet Facility)	$3,757,488	$5,422,200
Note Payable (Caterpillar Equipment Facility)	2,945,437	4,405,906
Note Payable (Dayton Resource Area)	2,002,000	2,050,966
Note Payable (Donovan Property)	638,723	647,409
Note Payable (Gold Hill Hotel)	309,651	313,938
Note Payable (White House)	295,572	296,798
Note Payable (Railroad & Gold Property)	229,520	232,421
Notes Payable - Other	334,492	362,017
Subtotal	10,512,883	13,731,655
Less current portion	(5,612,387)	(7,720,764)
Long-term portion of long-term debt obligations	$4,900,496	$6,010,891

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company may borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility are secured by a security interest in all personal property of the Company and certain real estate owned by the Company.

The Auramet Facility is repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each beginning February 2013 and ending July 2013, or December 2013, if any amounts are redrawn under the agreement. The agreement is non-interest bearing except in the event of a default, in which case the balance would then bear interest at the lesser rate of 15% per annum or the highest applicable rate allowed by law. This arrangement also contains a covenant that requires the Company to maintain a minimum liquidity balance of $3 million (including cash and cash equivalents and short-term securities).

During the quarter ended March 31, 2013, the Company reduced the outstanding balance due on the Auramet Facility by $1,664,712. At March 31, 2013, all remaining obligations due on this facility are classified as current.

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

During the three months ended March 31, 2013, the Company reduced the outstanding balance due on the Cat Equipment Facility by $1,460,469, of which $1,028,180 resulted from the transfer of mining vehicles.

In addition to the above, the Company made timely payments on all of its other outstanding obligations within the normal course of business.

The Company did not incur any additional long-term debt obligations during the first quarter of 2013.

6. Stockholders’ Equity

As of March 31, 2013 the Company had 57,145,462 shares of common stock; 23,499 shares of Series A-1 convertible preferred stock; 3,921 shares of Series A-2 convertible preferred stock; and 27,529 shares of Series B convertible preferred stock issued and outstanding.

During the first quarter of 2013, the Company issued 2,601,021 shares of common stock from the conversion of 1,350 shares of Series A-2 and 870 shares of Series B Convertible Preferred Stock.

In March 2013, the Company issued 5,000,000 shares of common stock to investors at a price per share of $2.00. As a result of the offering, the Company received net cash proceeds of $9,738,353. For additional information related to this offering please our Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013.

During the first quarter of 2013, the Company declared and issued 958,974 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock. The Company issued 11,000 shares of common stock for total consideration of $25,000 for the settlement of long-term debt obligations and 108,200 shares of restricted stock vested under the 2011 Equity Incentive Plan.

7. Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2013
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Gold forward derivative	$30,867	$—	$30,867	$—
Derivative liability - contingent dividend	76,000	—	—	76,000
Total Liabilities	$106,867	$—	$30,867	$76,000

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2012
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Gold call derivative	$16,330	$—	$16,330	$—
Gold forward derivative	297,451		297,451
Derivative liability - contingent dividend	230,900	—	—	230,900
Total Liabilities	$544,681	$—	$313,781	$230,900

We had no assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivative liability – contingent dividend – The Company’s contingent dividend derivative liability is valued using models with various observed and unobservable market inputs and classified as Level 3 in the valuation hierarchy. These market inputs include volatility, stock price, maturity date, and discount rate.

Gold Call Derivative – The Company’s gold call is valued using a Black-Scholes model with various observable inputs. These market inputs include volatility of gold prices, gold strike prices, maturity dates of the options, exercise prices of the options, and risk free interest rates.

Gold Forward Derivative – The Company’s gold forward is valued based on observable market changes in the forward prices for gold.

The following table indicates the changes in the level 3 financial instruments for the three months ended March 31, 2013 and 2012:

Contingent Dividend
Payment On
Convertible
Preferred Stock
Balance at January 1, 2013	$230,900
Change in fair value	(154,900)
Balance at March 31, 2013	$76,000

Balance at January 1, 2012	$1,025,000
Change in fair value	(366,800)
Balance at March 31, 2012	$658,200

For Level 3 financial instruments that were measured at fair value on a recurring basis during the quarter ended March 31, 2013, the following table presents the fair value of those liabilities as of the measurement date, valuation techniques and related unobservable inputs of those liabilities:

				Quantitave
	Fair Value	Valuation Techniques	Unobservable Input	Inputs Used
Derivative liability - contingent dividend	$76,000	Monte-Carlo Simulation	Discount Rate	12%

The carrying amount of cash and cash equivalents, and trade payables and receivables approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt obligations approximates carrying value at March 31, 2013 and December 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

8. Segment Reporting

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

	Three Months Ended March 31,
	2013	2012
Revenue
Mining	$3,667,922	$-
Hospitality	121,844	111,722
Total revenue	3,789,766	111,722

Cost and Expenses
Mining	(9,321,585)	(7,620,487)
Hospitality	(206,341)	(152,051)
Total cost and expenses	(9,527,926)	(7,772,538)

Operating Loss
Mining	(5,653,663)	(7,620,487)
Hospitality	(84,497)	(40,329)
Total loss from operations	(5,738,160)	(7,660,816)

Other (expense) income, net	(24,872)	328,218
Net loss	$(5,763,032)	$(7,332,598)

Depreciation, Depletion, and Amortization
Mining	$1,050,751	$152,011
Hospitality	32,418	28,642
Total depreciation, depletion, and amortization	$1,083,169	$180,653

Capital Expenditures
Mining	$128,562	$6,582,081
Hospitality	-	101,000
Total capital expenditures	$128,562	$6,683,081

	As of March 31,	As of December 31,
	2013	2012
Assets
Mining	$46,601,743	$46,606,912
Hospitality	1,163,045	1,257,633
	$47,764,788	$47,864,545

9. Net Loss Per Common Share

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(5,763,032)	$(7,332,598)
Preferred stock dividends	(1,034,307)	(1,105,877)
Loss available to common shareholders	$(6,797,339)	$(8,438,475)

Denominator:
Basic weighted average shares outstanding	51,666,399	34,770,178
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	51,666,399	34,770,178

Net loss per common share:
Basic	$(0.13)	$(0.24)
Diluted	$(0.13)	$(0.24)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved.

	March 31,
	2013	2012
Stock options	50,000	450,000
Convertible preferred stock	58,804,748	62,989,429
Warrants	1,708,500	2,333,500
Restricted stock	4,691,200	4,710,000
	65,254,448	70,482,929

10. Commitments and Contingencies

The Company has third party minimum lease obligations with certain of its mineral properties and related party leases. Minimum annual third party lease payments payable are $57,600 and related party lease payments payable are $880,500. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations from 0.5% to 6% of net smelter revenues from minerals produced on the properties. Certain factors that will influence the amount of the royalties include ounces extracted and prices of gold.

Included in the related party leases is an operating agreement with Northern Comstock Mining, LLC; a related party and an entity controlled by a member of the Board of Directors. The terms of this agreement provide that the Company will make a total of $34.5 million in annual payments of $862,500, in the form of either cash or Series A-1 preferred stock. The operating agreement requires these payments, at least annually, through October, 2049. At March 31, 2013, $30.7 million remained due and may be prepaid without penalty.

In January 2013, the Company determined that an accelerated payment may be required pursuant to the operating agreement of Northern Comstock Mining, LLC. Pursuant to the operating agreement, $5,000,000 in accelerated payments are triggered when an additional 200,000 gold equivalent ounces are estimated by the Company and validated by a third party technical report accepted by the Board. The payments are expected to be made in the form of Series A-1 convertible preferred stock. The Company expects to approve and issue the stock during the second quarter of 2013.

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

On April 24, 2013, the Company received notice from the Court that CRA’s complaint and motion for injunction was denied in conjunction with the summary judgment issued in favor of the Company and the County.

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

11. Subsequent Events

From March 31, 2013 through May 3, 2013, preferred shareholders converted 100 shares of convertible preferred stock into 60,606 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three month periods ended March 31, 2013, as well as our future results.

Overview

The Company is a producing Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

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

The Lucerne Resource area has been the focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines, plus the extension of these areas down-dip to the east. The Company has the key mining permits required to resume mining in that area. The Lucerne Resource area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company. The east-side target within this area ranks as one of the Company’s top exploration and potential mine production targets.

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

Financial information for each of our segments is disclosed in footnote 10 to the consolidated financial statements.

Exploration

The goal of our strategic plan includes validating qualified resources (measured and indicated) and reserves (proven and probable) of 3,250,000 gold equivalent ounces, requiring execution of planned exploration and development drilling. Mr. Larry Martin, our Vice President of Exploration and Mine Development and a Certified Professional Geologist (CPG), manages these drill programs. The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration and resource modeling on approximately 10% of our approximate 5,900 acre land position.  We are conducting an ongoing exploration program to locate and test surface mineral targets as well as deep underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

The drilling program over the next 12-24 months will continue with three significant objectives: 1) infill drilling in the Dayton Resource Area 2) step-out and infill drilling in the east-side of the Lucerne Resource Area and 3) exploration drilling on high priority targets, including Spring Valley.

The infill drilling in the Dayton Resource Area will provide detailed information needed to create a mine plan for the proposed Dayton mine, to be developed in parallel with the expanded Lucerne mine.

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

Production

During the first quarter of 2013, we completed the ramp up and stabilization activities of the production system, including improvements to the hauling, crushing and metal extraction processes. Metal sales in the first quarter 2013 totaled $4.2 million, with gold revenues of $3.7 million. We also produced $0.5 million of silver. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. During the first quarter of 2013, the Company crushed and stacked over 234,000 dry tons of mineralized materials and shipped 2,261 ounces of gold and 15,599 ounces of silver. Material placed on the heap leach pad remains under solution until the target recovery rates are achieved.

The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April, and has averaged over 425 gold-equivalent ounces for the six weeks ended April 27, 2013. The Company is continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked.

Throughout the quarter ended March 31, 2013, the Company realized an average price of $1,626.74 price per ounce of gold and a $31.44 average sales price per ounce of silver.  In comparison, commodity market prices in the first quarter of 2013 averaged $1,630.47 per ounce of gold and $30.08 per ounce of silver.

Operating Costs

During the first quarter of 2013, actual Lucerne Mine operating expenses were approximately $4.3 million, $3.8 million net of silver credits. Cost applicable to mining revenue include mining and processing labor, maintenance, blasting and assaying costs associated with higher production rates and higher absorbed inventory costing associated with costs incurred in advance of achieving the targeted production rate. Other costs applicable to mining revenue include higher hauling costs, including redundancy associated with our inability to use an existing haul road, for most of the first quarter, that crosses Lot 51 and the transition costs associated with renting new haul vehicles while transitioning out of the existing, temporary vehicles, as discussed below.

Our expenses associated with mining operations do not include corporate administration or other general and administrative costs, nor do they include exploration and mine development costs.

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

In order to comply with the guidelines in the currently authorized RoW grant, the Company will use different, highway-rated vehicles. The vehicles will travel a shorter distance while carrying a larger load, thus decreasing overall traffic on American Flat Road, while also reducing haul truck traffic on the State Route. These vehicles will also un-block the mine area from logistical constraints imposed by the previously used vehicles, increase throughput by increasing the haul per trip and reduce costs significantly by reducing the number of trips. We are renting eight of these highway-rated vehicles for one year, at a cost of $12,000 per month, per vehicle. Each vehicle is rented pursuant to a separate agreement that may be individually terminated by us at our discretion and returned to the lessor, subject to a termination fee, in certain instances. In February 2013, the Company sold five Caterpillar 773 Haul Trucks, a loader, two dozers and a fuel truck for a gross amount of $1.6 million. The Company transferred a portion of the proceeds to pay down approximately $1.0 million in debt and recorded a loss in the first quarter of 2013 of approximately $1.0 million associated with the transfer of those assets.

2013 Outlook

During the first quarter of 2013, modifications and optimizations have been engineered into the Company's mine planning, hauling, crushing and recovery systems.  The Company’s current financial analysis for the Lucerne Mine anticipates annual operating expenses, including all mining and processing costs of approximately $15.9 million per annum, excluding approximately $1 million of additional haulage costs, with an anticipated production schedule currently processing at the rate of one million tons per annum, but also including plans for ramping up to a 1.5 million tons per annum run rate.  Mine administration costs are anticipated to be approximately $1.5 million. The Company currently anticipates production rates beyond the 400 gold-equivalent ounces per week in the second half of the year, as it ramps up production with the goal of producing 20,000 gold-equivalent ounces in 2013.

Recent Developments

From March 31, 2013 through April 30, 2013, preferred shareholders converted 100 shares of convertible preferred stock into 60,606 common shares.

In January 2013, the Company determined that an accelerated payment may be required pursuant to the operating agreement of Northern Comstock Mining, LLC. Pursuant to the operating agreement, $5,000,000 in accelerated payments are triggered when an additional 200,000 gold equivalent ounces are estimated by the Company and validated by a third party technical report accepted by the Board. The payments are expected to be made in the form of Series A-1 convertible preferred stock. The Company expects to approve and issue the stock during the second quarter of 2013.

Land and Mineral Right Acquisitions

We did not have any material land or mineral right acquisitions during the three months ended March 31, 2013 and through the date of this report. We will continue to increase our footprint in the Comstock District through strategic acquisitions.

Comparative Financial Information

Since the Company just recently commenced production, and correspondingly, did not recognize revenues from gold and silver production and sales until late fiscal 2012, certain results associated with the three month period ended March 31, 2013 may not be comparable with the three months ended March 31, 2012. For these line items we have provided additional analysis as noted below.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31,	March 31,
	2013	2012	Change
Revenue - Mining	$3,667,922	$-	$3,667,922
Revenue - Hospitality	121,844	111,722	10,122

Cost applicable to mining revenue	3,836,097	-	3,836,097
Hospitality operating costs	206,341	152,051	54,290
Reclamation and exploration	2,088,863	4,769,506	(2,680,643)
General and administrative	2,751,346	2,194,521	556,825
Consulting and professional fees	645,279	656,460	(11,181)
Loss from operations	(5,738,160)	(7,660,816)	(1,922,656)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	437,814	366,800	71,014
Interest expense	(463,436)	(45,210)	(418,226)
Interest income	750	6,628	(5,878)
Net loss	$(5,763,032)	$(7,332,598)	$(1,569,566)

Mining revenue from the sale of gold in the first quarter of 2013 was $3.7 million. We also produced and sold $0.5 million of silver in the first quarter of 2013. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. We recorded our first mining revenue from gold sales in October 2012, and accordingly, we did not generate mining revenue during the three months ended March 31, 2012.

During the first quarter of 2013, we completed the ramp up and stabilization activities of the production system, including improvements to the hauling, crushing and metal extraction processes. During the first quarter of 2013, the Company crushed and stacked over 234,000 dry tons of mineralized material and shipped 2,261 ounces of gold and 15,599 ounces of silver. Material placed on the heap leach pad remains under solution until the target recovery rates are achieved.

Throughout the quarter ended March 31, 2013, the Company realized an average price of $1,626.74 price per ounce of gold and a $31.44 average sales price per ounce of silver.  In comparison, commodity market prices in the first quarter of 2013 averaged $1,630.47 per ounce of gold and $30.08 per ounce of silver.

The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April and has averaged over 425 gold-equivalent ounces for the six weeks ended April 27, 2013. The Company is continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked.

Hospitality revenue from the cottages, hotel rooms, restaurant and bar was stable for the three months ended March 31, 2013, compared to the same quarter in 2012. Consistent with current economic conditions and seasonal variations experienced during these periods, we do not expect material changes in our hospitality operational results. We further expect our hospitality results to become less material to our overall operations as we execute our mine development plans.

Costs applicable to mining revenue increased approximately 8% compared to the quarter ended December 31, 2012 (the Company was not producing during the comparable prior period quarter). The increases resulted from increased labor, maintenance, blasting and assaying costs associated with higher production rates and higher hauling associated with the redundancy of transitioning from hauling on the state route back onto our primary haul route, and higher absorbed inventory costing associated with costs incurred in advance of achieving the targeted production rate.

Hospitality operating costs increased approximately 36% to $206,341 for the quarter ended March 31, 2013 compared with the three months ended March 31, 2012. The hotel operating costs represents costs incurred for providing room, banquet, restaurant and bar services at the hotel. The increase was attributable to higher labor, maintenance and insurance costs in the quarter.

Reclamation and exploration expenses decreased by approximately 56% compared to the three month period ended March 31, 2012. The decrease is primarily the result of the completion of our 2012 drilling program that commenced in January 2012 and completed in December 2012, and has not yet resumed for 2013.

During the three months ended March 31, 2013, we sold mining equipment and vehicles with a remaining book value of $3,165,746 at a loss of $1,015,496. The loss is included in general and administrative expenses in the condensed consolidated statements of operations.

General and administrative expenses, inclusive of professional and consulting fees, increased by approximately 5% compared to the period ended March 31, 2012. The increase is primarily the result of an increase in headcount related to operating our mine.

Changes in other income and expenses remained relatively flat for the three months ended March 31, 2013 as compared to the prior three month period with the exception of our derivative liabilities which fluctuate primarily based on market conditions outside of our control.

Interest expense increased by $0.4 million, or approximately 925% for the three months ended March 31, 2013 from the three months ended March 31, 2012, primarily due to new equipment financing (Caterpillar Equipment Facility) and a new revolving debt facility (Auramet Facility) supporting our gold and silver production. During the three months ended March 31, 2013, we reduced our outstanding debt balance by $3.7 million or approximately 26%. The Auramet Facility is scheduled for full repayment by July 2013, and we anticipate continued reductions in our debt balances through year end, effectively reducing our prospective borrowing costs.

Liquidity and Capital Resources

Total current assets were $17.8 million at March 31, 2013. Cash and cash equivalents on hand at March 31, 2013, totaled $9.6 million. Inventories and stockpiles totaled $6.1 million, including $1.3 million of in-process and finished goods. In March 2013, the Company raised $10 million in gross proceeds (approximately $9.7 million, net of issuance costs) through an underwritten public offering of 5,000,000 shares of our common stock at a price of $2.00 per share.

Net cash used in operating activities for the three months ended March 31, 2013, was approximately $5.6 million as compared to a use of $4.5 million for the three months ended March 31, 2012. Our use of cash in the first quarter of 2013 was primarily from operating losses associated with ramping up production, including an increase of $1.2 million for inventory and an increase of $1.3 million in accounts receivable, net of $2.0 million of gold produced and directly transferred as payment on our Auramet Facility.

Net cash provided by investing for the three months ended March 31, 2013, was a net of $19,434, primarily as the result of $571,820 of proceeds from the transfer of equipment that was previously used in our mining development and production activities, net of capital asset purchases of $202,386 and bond deposit increases of $350,000. Cash used in investing for the three months ended March 31, 2012, was approximately $2.5 million, primarily $3.3 million for purchases of equipment used in our mining development and production activities, $0.6 million for increases in reclamation bond deposits offset by $1.5 million in proceeds from sale of available-for-sale securities.

Net cash provided by financing activities for the three months ended March 31, 2013, was $9.2 million comprised of net proceeds of approximately $9.7 million from the sale of securities through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share, partially off-set by the pay-down of our long-term debt obligations of approximately $0.5 million. Net cash provided by financing activities for the three months ended March 31, 2012, was $15.3 million, substantially all comprising net proceeds from the sale of public securities through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share.

When pouring commenced in late 2012, the Company averaged approximately 200 gold-equivalent ounces poured per week. The Company is successfully and continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked. The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April and has averaged over 425 gold-equivalent ounces for the six weeks ended April 27, 2013 or a run rate of more than 20,000 gold equivalent ounces per annum.

Assuming that planned future revenues continue to meet management's expectations, the Company believes that it would have sufficient liquidity to fund operations for the next twelve months through the use of current cash resources and existing financing arrangements. However, in the event that production or other factors impacting future operating results are delayed or otherwise fall below management's expectations, the Company would be required to obtain additional debt or equity financing to sustain operations, and the availability of such financing on acceptable terms, if at all, cannot be assured. Our recurring losses and negative cash flow from operations require ongoing assessment regarding our ability to continue as a going concern.

With our recently completed public offering of 5,000,000 shares of our common stock, resulting in net proceeds of approximately $9.7 million, we intend to increase our current production capacity (primarily through additional permitting), acquire additional mining claims and rights, and pay-down our on-going corporate obligations.

For the next twelve months, we plan on spending $3 to 4 million in capital expenditures, primarily to expand our heap leaching and related production capacity. We will also pay down an additional $6 million in debt obligations, including the Auramet Facility. The Auramet Facility is being repaid through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each, which began in February 2013, and is scheduled to end in July 2013, or December 2013, if any amounts are redrawn under the agreement. Through April 30, 2013, the Company has delivered its first six installments, or 1,860 ounces.

Due to a recent decline in gold prices, the Company has prioritized the repayment of ounces on this facility and may opportunistically purchase some of the remaining ounces of gold to be delivered to RIF under the Auramet Facility from the market. We expect to complete the repayment of the Auramet Facility earlier than originally scheduled. Once repaid, the RIF’s security interest in our assets and the negative covenants under the Auramet Facility will be terminated. We believe that this will enhance our liquidity and flexibility.

Contractual Obligations

Our contractual obligations at March 31, 2013 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt(1)	$14,972,543	$8,667,057	$4,964,389	$1,293,751	$47,346
Operating Leases(2)	32,613,275	5,701,475	2,811,300	1,884,000	22,216,500
Reclamation and remediation obligations(3)	4,666,091	—	—	—	4,666,091
Other(4)	1,700,000	1,300,000	400,000	—	—

	$53,951,909	$15,668,532	$8,175,689	$3,177,751	$26,929,937

(1)	Amounts represent principal of $10,512,883 and estimated interest payments of $4,459,660, assuming no early extinguishment.
(2)	The Company leases certain properties under operating leases expiring at various dates through 2049. Amounts include minimum rental and minimum advance royalty payments.
(3)	We are required to mitigate long-term environment impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The estimated undiscounted cash outflows of these reclamation and remediation obligations are reflected here.
(4)	In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation Reclamation (“BMRR”). The initial cash collateral percentage due to Lexon is approximately 50% of the total state bond amount of $4.67 million. At March 31, 2013, accrued expenses include $1.3 million and other liabilities include $0.4 million remaining due to Lexon for the initial cash collateral.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price – Changes in the market price of gold may significantly affect our profitability and cash flow. Gold prices fluctuate widely due to factors such as; demand, global mine production levels, investor sentiment, central bank reserves, and the value of the U.S. dollar.

With exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

  No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2013, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 24, 2013, the Company received notice from the Court that CRA’s complaint and motion for injunction was denied in conjunction with the summary judgment issued in favor of the Company and the County.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 11,000 shares of common stock in settlement of long-term debt obligations totaling $25,000 during the three months ended March 31, 2013.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act. The recipient of securities in this transaction had adequate access, through business or other relationships, to information about us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 104 of Regulation S-K, we are required to disclose items believed to be violations of the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), any health and safety standard, or any regulation, as administered by the Federal Mine Safety and Health Administration (“MSHA”).

During the quarter ended March 31, 2013, and through the date of this report, we have not received notice of any potential violations.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: May 8, 2013	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

