Form 10-Q
period 2013-06-30
Comstock Mining Inc.
filed 2013-08-08
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at August 2, 2013 was 63,481,889.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
ASSETS	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$2,438,121	$5,973,079
Accounts receivable	252,460	634,643
Inventories	629,763	662,929
Stockpiles and mineralized material on leach pad	3,717,107	4,280,664
Prepaid expenses	1,410,092	2,808,623
Total current assets	8,447,543	14,359,938

MINERAL RIGHTS AND PROPERTIES, Net	7,554,780	7,614,780
PROPERTIES, PLANT AND EQUIPMENT, Net	17,485,501	20,491,070
RECLAMATION BOND DEPOSIT	2,510,804	2,510,804
RETIREMENT OBLIGATION ASSET	2,389,138	2,803,318
OTHER ASSETS	71,694	84,635

TOTAL ASSETS	$38,459,460	$47,864,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,008,555	$2,535,932
Accrued expenses	7,195,764	7,360,559
Long-term debt obligations – current portion	1,974,750	7,720,764
Derivative liabilities	25,080	544,681
Total current liabilities	12,204,149	18,161,936

LONG-TERM LIABILITIES:
Long-term debt obligations	4,377,158	6,010,891
Long-term reclamation liability	4,743,569	4,597,156
Other liabilities	200,000	700,000
Total long-term liabilities	9,320,727	11,308,047

Total liabilities	21,524,876	29,469,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized,
57,988,100 and 48,466,267 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	38,620	32,279
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value,
1,500,000 shares authorized; 23,499 shares issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value,
250,000 shares authorized; 3,471 and 5,271 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	2	4
7.5% Series B convertible preferred stock, $.000666 par value,
600,000 shares authorized; 27,329 and 28,399 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	18	19
Additional paid-in capital	185,806,599	175,985,559
Accumulated deficit	(168,910,671)	(157,623,315)
Total stockholders’ equity	16,934,584	18,394,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,459,460	$47,864,545

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
REVENUE - MINING	$6,811,516	$—
REVENUE - HOTEL	174,393	182,523
Total revenues	6,985,909	182,523

COST AND EXPENSES
Costs applicable to mining revenue	8,233,818	—
Hospitality operating costs	253,583	225,390
Reclamation and exploration	2,336,948	5,504,368
General and administrative	1,486,947	2,723,697
Consultants and professional fees	339,566	782,290
Total cost and expenses	12,650,862	9,235,745

LOSS FROM OPERATIONS	(5,664,953)	(9,053,222)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	81,787	117,900
Interest expense	(228,511)	(52,738)
Interest income	818	7,714
Gain of settlement of debt obligations	286,535	—
Total other income, net	140,629	72,876

LOSS BEFORE INCOME TAXES	(5,524,324)	(8,980,346)

INCOME TAX	-	-

NET LOSS	(5,524,324)	(8,980,346)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,029,735)	(1,102,398)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(6,554,059)	(10,082,744)

Net loss per common share – basic	$(0.11)	$(0.26)

Net loss per common share – diluted	$(0.11)	$(0.26)

Weighted average common shares outstanding — basic	57,443,706	39,503,340

Weighted average common shares outstanding — diluted	57,443,706	39,503,340

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
REVENUE - MINING	$10,479,438	$—
REVENUE - HOTEL	296,237	294,245
Total revenues	10,775,675	294,245

COST AND EXPENSES
Costs applicable to mining revenue	12,069,915	—
Hotel operating costs	459,923	406,083
Reclamation and exploration	4,425,812	10,245,232
General and administrative	4,238,293	4,918,218
Consultants and professional fees	984,845	1,438,750
Total cost and expenses	22,178,788	17,008,283

LOSS FROM OPERATIONS	(11,403,113)	(16,714,038)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	519,601	484,700
Interest expense	(691,947)	(97,948)
Interest income	1,568	14,342
Gain on settlement of debt obligations	286,535	—
Total other income, net	115,757	401,094

LOSS BEFORE INCOME TAXES	(11,287,356)	(16,312,944)

INCOME TAX	-	-

NET LOSS	(11,287,356)	(16,312,944)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(2,064,042)	(2,208,275)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,351,398)	$(18,521,219)

Net loss per common share – basic	$(0.24)	$(0.50)

Net loss per common share – diluted	$(0.24)	$(0.50)

Weighted average common shares outstanding — basic	54,571,012	37,136,759

Weighted average common shares outstanding — diluted	54,571,012	37,136,759

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(11,287,356)	$(16,312,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	2,126,279	589,013
Stock payments and stock-based compensation	1,317,400	4,133,275
Accretion of reclamation liability	146,413	68,066
Loss on sale of properties, plant, and equipment	1,015,496	14,169
Amortization of debt discounts and issuance costs	547,913	56,642
Write down of stockpiles, mineralized material on leach pad and inventories	986,600	—
Net change in fair value of derivative liabilities	(519,601)	(484,700)
Gain on settlement of debt obligations	(286,535)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,340,924)	—
Inventories	(83,757)	—
Stockpiles and mineralized material on leach pad	(306,120)	—
Prepaid expenses	78,235	(155,714)
Other assets	12,941	12,940
Accounts payable	211,732	1,454,931
Accrued expenses and other liabilities	(14,795)	498,147
NET CASH USED IN OPERATING ACTIVITIES	(8,396,079)	(10,126,175)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	—	1,471,814
Proceeds from sale of properties, plant and equipment	571,820	—
Purchase of properties, plant and equipment	(1,001,136)	(8,287,132)
Increase in reclamation bond deposit	(650,000)	(693,933)
NET CASH USED IN INVESTING ACTIVITIES	(1,079,316)	(7,509,251)

FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(3,752,916)	(100,742)
Proceeds from the issuance of common stock	10,000,000	15,812,173
Common stock issuance costs	(306,647)	(463,456)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,940,437	15,247,975

DECREASE IN CASH AND CASH EQUIVALENTS	(3,534,958)	(2,387,451)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,973,079	6,955,010
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,438,121	$4,567,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$189,632	$101,449

(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to
common stock (par value)	$2,273	$105
Reclamation bond deposit included in
accrued expenses and other liabilities	$1,400,000	$—
Settlement of debt obligations from gold transfers	$2,723,107	$—
Settlement of long-term debt obligations
through transfer of properties, plant and equipment	$1,028,180	$—
Issuance of common stock for payment of
long-term debt obligations	$50,000	$25,000
Dividends paid in common stock (par value)	$639	$812
Issuance of common stock for mineral property	$—	$98,526
Issuance of long-term debt obligations for purchase of mineral
rights and properties, plant and equipment	$—	$2,785,625
Vested restricted common stock (par value)	$84	$—
Properties, plant and equipment purchases in accounts payable	$400,152	$2,655,863

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

1. Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company has recently transitioned into production. The Company has recurring net losses from operations, an accumulated deficit of $168.9 million as of June 30, 2013, and is incurring higher operating expenses while ramping up and improving its production processes. In addition, the Company continues payment of its debt service requirements associated with existing debt facilities.

In March 2013, the Company raised $10 million in gross proceeds (approximately $9.7 million, net of issuance costs) through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share. Additionally, the Company cash settled approximately $3.7 million in debt obligations.

During the three and six months ended June 30, 2013, the Company shipped approximately 4,921 and 7,206 ounces of gold, respectively, resulting in recognized revenue of approximately $6.8 million and $10.5 million, respectively. During the three and six months ended June 30, 2013, the Company shipped 42,992 and 59,542 ounces of silver, respectively, resulting in sales of approximately $0.9 million and $1.4 million, respectively. The Company exceeded its targeted production rate of 400 ounces per week, averaging over 413 gold-equivalent ounces per week for the quarter ended June 30, 2013.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net operating losses and negative cash flows from operations every year since inception. At June 30, 2013, the Company has cash and cash equivalents of $2.4 million. The Company incurred an operating loss of $11.3 million and used cash flows in operations of $8.4 million for the six months ended June 30, 2013 (including the direct shipment of gold from current assets for the payment of $2.7 million of debt obligations). The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company’s current mine plan will require that the Company utilize existing financing arrangements or raise additional funds. The Company has financed its activities principally from the sale of equity securities and from debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans to access various capital resources, including registered debt or equity financings from its existing shelf registration or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing.

Insufficient near-term financing or future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows, and could raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation and Amortization Presentation

Upon commencement of production in late 2012, the Company classified depreciation, depletion, and amortization expenses related to revenue generating assets into costs applicable to mining revenue. Depreciation, depletion and amortization expenses that are not associated with revenue generating assets are allocated to reclamation and exploration expenses, general and administrative expenses and hospitality operating costs based on the function of the associated asset. Consequently, certain amounts in prior periods have been reclassified to conform to the current period presentation. In prior periods all depreciation and amortization expenses were recorded within a separate depreciation and amortization line item.

We believe this change in presentation provides increased transparency and improved comparability of our costs applicable to mining revenue and other operating expenses. These reclassifications, consisting of $408,360 and $589,013 of depreciation and amortization for the three and six months ended June 30, 2012, respectively; had no effect on our reported consolidated loss from operations, net loss or per share amounts.

Comprehensive Income

There were no components of comprehensive loss other than net loss for the three and six months ended June 30, 2013 and 2012.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Inventories, Stockpiles and Mineralized Material on Leach Pad

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	June 30,	December 31,
	2013	2012
In-process	$421,757	$662,929
Finished goods	208,006	-
Total inventories	$629,763	$662,929

Stockpiles	$322,793	$361,061
Mineralized material on leach pad	3,394,314	3,919,603
Total stockpiles and mineralized material on leach pad	$3,717,107	$4,280,664
Total	$4,346,870	$4,943,593

During the three and six months ended June 30, 2013, the Company wrote down inventories by $116,923 and stockpiles and mineralized material on leach pad by $869,677 to record the balances to net realizable value (NRV). The NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factor that influenced the need to record the write-downs was recent market declines in gold prices. The write downs of the inventory balances are included in costs applicable to mining revenue in the condensed consolidated statement of operations for the three and six months ended June 30, 2013.

3. Properties, Plant and Equipment, Net

During the six months ended June 30, 2013, the Company sold vehicles previously used in mining operations with a gross book value of $3,165,746 for a loss of $1,015,496. The loss is included in general and administrative expenses in the condensed consolidated statement of operations.

For the six months ended June 30, 2013, the Company made capital expenditures totaling $1,262,027, primarily for the design and construction of our planned heap leach expansion and for certain Merrill Crowe and related infrastructure upgrades.

4.  Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	June 30,	December 31,
	2013	2012
Long-term reclamation liability — beginning of period	$4,597,156	$2,007,605
Additional obligations incurred	-	2,405,314
Accretion of reclamation liability	146,413	184,237
Long-term reclamation liability — end of period	$4,743,569	$4,597,156

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	June 30,	December 31,
	2013	2012
Retirement obligation asset — beginning of period	$2,803,318	$825,481
Additional obligations incurred	-	2,405,314
Amortization of retirement obligation asset	(414,180)	(427,477)
Retirement obligation asset — end of period	$2,389,138	$2,803,318

5. Long-Term Debt Obligations

  Long-term debt obligations consisted of the following:

	June 30,	December 31,
Note Description	2013	2012
Note Payable (Auramet Facility)	$—	$5,422,200
Note Payable (Caterpillar Equipment Facility)	2,589,939	4,405,906
Note Payable (Dayton Resource Area)	2,003,026	2,050,966
Note Payable (Donovan Property)	629,906	647,409
Note Payable (Gold Hill Hotel)	305,315	313,938
Note Payable (White House)	294,332	296,798
Note Payable (Railroad & Gold Property)	226,586	232,421
Notes Payable - Other	302,804	362,017
Subtotal	6,351,908	13,731,655
Less current portion	(1,974,750)	(7,720,764)
Long-term portion of long-term debt obligations	$4,377,158	$6,010,891

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company could borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility are secured by a security interest in all personal property of the Company and certain real estate owned by the Company.

The Auramet Facility was payable through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each that began on February 2013. During the six months ended June 30, 2013 the Company completed the repayment of the Auramet Facility, including imputed interest of $953,397, by delivery of gold with a total value of $2,723,107 and cash of $2,819,065. Since the Company settled the Auramet Facility during a decline in gold prices it recognized a gain of $286,535.

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

During the six months ended June 30, 2013, the Company reduced the outstanding balance due on the Cat Equipment Facility by $1,815,967, of which $1,028,180 resulted from the transfer of mining vehicles.

In addition to the above, the Company made timely payments on all of its other outstanding obligations within the normal course of business. The Company did not incur any additional long-term debt obligations during the six months ended June 30, 2013.

6. Stockholders’ Equity

As of June 30, 2013, the Company had 57,988,100 shares of common stock; 23,499 shares of Series A-1 convertible preferred stock; 3,471 shares of Series A-2 convertible preferred stock; and 27,329 shares of Series B convertible preferred stock issued and outstanding.

During the six months ended June 30, 2013, the Company issued 3,413,462 shares of common stock from the conversion of 1,800 and 1,070 shares of Series A-2 and B Convertible Preferred Stock, respectively.

In March 2013, the Company issued 5,000,000 shares of common stock to investors at a price per share of $2.00. As a result of the offering, the Company received net cash proceeds of approximately $9.7 million. For additional information related to this offering please see our Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013.

During the six months ended June 30, 2013, the Company declared and issued 958,974 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock. The Company issued 23,197 shares of common stock for total consideration of $50,000 for the payment of long-term debt obligations, and 126,200 shares of restricted stock vested under the 2011 Equity Incentive Plan.

  On July 1, 2013, the Company declared and issued 1,208,424 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock.

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

We had no assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

The carrying amount of cash and cash equivalents, and trade payables and receivables approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt obligations approximates carrying value at June 30, 2013 and December 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivative liability – contingent dividend – The Company’s contingent dividend derivative liability is valued using models with various observed and unobservable market inputs and classified as Level 3 in the valuation hierarchy. These market inputs include volatility, stock price, maturity date, and discount rate. The contingent dividend derivative was valued at $25,080 and $230,900 at June 30, 2013 and December 31, 2012, respectively, and the change in the derivative value between these periods related solely to the change in fair value. The derivative expires on August 31, 2013.

Gold Call Derivative – The Company’s gold calls are valued using a Black-Scholes model with various observable inputs and classified as Level 2 in the valuation hierarchy. These market inputs include volatility of gold prices, gold strike prices, maturity dates of the options, exercise prices of the options, and risk free interest rates. The gold call derivative value was not material at June 30, 2013 and December 31, 2012.

Gold Forward Derivative – The Company’s gold forwards are valued based on observable market changes in the forward prices for gold and classified as Level 2 in the valuation hierarchy. The gold forward derivative was valued at $0 and $297,451 at June 30, 2013 and December 31, 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Mining	$6,811,516	$-	$10,479,438	$-
Hospitality	174,393	182,523	296,237	294,245
Total revenue	6,985,909	182,523	10,775,675	294,245

Cost and Expenses
Mining	(12,360,332)	(9,039,773)	(21,681,917)	(16,660,260)
Hospitality	(290,530)	(195,972)	(496,871)	(348,023)
Total cost and expenses	(12,650,862)	(9,235,745)	(22,178,788)	(17,008,283)

Operating Income (Loss)
Mining	(5,548,816)	(9,039,773)	(11,202,479)	(16,660,260)
Hospitality	(116,137)	(13,449)	(200,634)	(53,778)
Total loss from operations	(5,664,953)	(9,053,222)	(11,403,113)	(16,714,038)

Other income (loss), net	140,629	72,876	115,757	401,094
Income tax benefit	-	-	-	-
Net loss	$(5,524,324)	$(8,980,346)	$(11,287,356)	$(16,312,944)

Depreciation and Amortization
Mining	$1,010,692	$378,942	$2,061,443	$530,953
Hospitality	32,418	29,418	64,836	58,060
Total depreciation and amortization	$1,043,110	$408,360	$2,126,279	$589,013

Capital Expenditures
Mining	$1,133,465	$6,332,874	$1,262,027	$12,914,955
Hospitality	-	-	-	101,000
Total capital expenditures	$1,133,465	$6,332,874	$1,262,027	$13,015,955

			As of June 30,	As of December 31,
			2013	2012
Assets
Mining			$37,268,895	$46,606,912
Hospitality			1,190,565	1,257,633
			$38,459,460	$47,864,545

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(5,524,324)	$(8,980,346)	$(11,287,356)	$(16,312,944)
Preferred stock dividends	(1,029,735)	(1,102,398)	(2,064,042)	(2,208,275)
Loss available to common shareholders	$(6,554,059)	$(10,082,744)	$(13,351,398)	$(18,521,219)

Denominator:
Basic weighted average shares outstanding	57,443,706	39,503,340	54,571,012	37,136,759
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	57,443,706	39,503,340	54,571,012	37,136,759

Net loss per common share:
Basic	$(0.11)	$(0.26)	$(0.24)	$(0.50)
Diluted	$(0.11)	$(0.26)	$(0.24)	$(0.50)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved.

	June 30,
	2013	2012
Stock options	50,000	450,000
Convertible preferred stock	57,992,307	62,989,429
Warrants	833,500	2,333,500
Restricted stock	4,237,000	5,459,000
	63,112,807	71,231,929

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

Included in the related party leases is an operating agreement with Northern Comstock Mining, LLC; a related party and an entity controlled by a member of the Board of Directors. The terms of this agreement provide that the Company will make a total of $34.5 million in annual payments of $862,500, in the form of either cash or Series A-1 preferred stock. The operating agreement requires these payments, at least annually, through October, 2049. At June 30, 2013, $30.45 million remained due and may be prepaid without penalty.

In January 2013, the Company initially determined that an accelerated capital contribution may have been required pursuant to the operating agreement of Northern Comstock Mining, LLC. Pursuant to the operating agreement, $5,000,000 in accelerated capital contributions are triggered when the Company determines, through geological estimates derived from a third party technical report, that an additional 200,000 gold equivalent ounces of measured and indicated resources are validated. Upon further analysis, the Company concluded that such threshold was not surpassed and no accelerated capital contribution is required at this time.

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

11. Subsequent Events

From June 30, 2013 through August 2, 2013, preferred shareholders converted 4,070.58 shares of convertible preferred stock into 4,197,421 common shares. Through August 2, 2013 the Company issued a total of 1,296,368 shares of common stock for dividends and other employee and non-employee compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of June 30, 2013, and for the three and six month periods ended June 30, 2013, as well as our future results.

Overview

The Company is a producing Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine and Resource Areas. We have amassed a large library of historical and current geological and other data and detailed surface mapping of Comstock District properties. As we continue our detailed exploration mapping, close spaced drilling and initial mine production, new details emerge that significantly influence our understanding of the local and regional geology.

Our Lucerne Resource Area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource Area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

The near term goal of our business plan is to deliver stockholder value by: 1) validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton; 2) achieving initial commercial mining and processing operations in the Lucerne Mine with annual production rates of approximately 20,000 gold equivalent ounces; and 3) growing production through the commercial development and expansions of both the Lucerne and Dayton Resource Areas.

As part of this plan, the Company has developed the exploration and development-drilling programs intended to validate and expand mine design for the existing Lucerne Mine and to validate a mine design for the Dayton Resource Area. The same plan is designed to identify and validate qualified resources and reserves, in just these two resource areas, containing at least 3,250,000 gold equivalent ounces. The Company has already validated measured and indicated resources in the Lucerne and Dayton Areas containing over 2,000,000 gold equivalent ounces.

The Company has also developed a mine plan and achieved initial commercial mining and processing operations in the Lucerne Mine. Production has ramped up to the targeted 20,000 gold-equivalent-ounce annual production rate during the second quarter of 2013. This target was achieved by maximizing existing permitting capacity constraints around our existing heap leach processing facility. The Company’s existing heap leach processing facility will be expanded, once certain permit modifications are received. The Company has already filed for, and received most of, the permits required for expanding above the existing levels.

We intend to continue to acquire additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company owns or controls approximately 5,900 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 1,350 acres of patented claims (private lands) and surface parcels (private lands) and approximately 4,550 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused to date on the Lucerne Resource Area (including the east-side target within this area), the Dayton Resource Area and the Spring Valley exploration target. We also plan on focusing future exploration on the Northern Extension, Northern Targets, and Occidental Target Areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley.

The Lucerne Resource Area has been the focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines, plus the extension of these areas down-dip to the east. The Company has the key mining permits required and has resumed mining in the Billie the Kid, Harford and Lucerne west-side mining chains. The Lucerne Resource Area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company. The east-side target within this area ranks as one of the Company’s top exploration and potential mine production expansion targets.

For the Lucerne Mine expansion, the Company filed the following permit modifications during the first half of the year: 1) an expanded Water Pollution Control Permit; 2) a proposed Engineering Design Change (EDR) for the construction of storm water diversion structures around our heap leach processing facility (both with the Nevada Division of Environmental Protection); and 3) an expanded Special Use Permit with Storey County, Nevada, that, all together, allow for expanded capacity and processing rates of our heap leach processing facility. The EDR Permit and Special Use Permit were approved in June and July, 2013, respectively, and the Water Pollution Control Permit is expected to be approved by the end of September, 2013. These approvals will enable expanded and extended rates of production for the Lucerne Mine, starting in the fourth quarter of 2013.

The Dayton Resource Area lies southwest of Silver City, generally from the Dayton, Kossuth and Alhambra claims, including the old Dayton mine workings, south to where the Kossuth claim crosses State Route 341. The historic Dayton mine was the last major underground mining operation in the Comstock District, before being closed after the War Production Board promulgated Limitation Order L-208, 7 F. R. 7992 on October 8, 1942, that closed down all gold mining operations in the United States and its territories. The Dayton Resource Area ranks as one of the Company’s top exploration and potential mine production targets.

The Spring Valley exploration target lies at the southern end of the Comstock District, where the mineralized structures lie mostly concealed beneath a veneer of sediment gravels. The area includes the Kossuth claim south of State Route 341, the Dondero property, the New Daney lode mining claims and the Company’s placer mining claims in Spring Valley and Gold Canyon.

The Northern Extension, Northern Targets and Occidental areas represent exploration target areas that contain many historic mining operations, including the Overman, Con Imperial, Caledonia and Yellow Jacket mines, among others. Previous operators have explored the various mines in this area, some of which have led to mineralized-material inventories. We believe that our consolidation of the Comstock District is substantial and has provided us with opportunities to utilize the historical information available to identify drilling targets efficiently and with significant potential.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

The Company’s hospitality segment owns and operates the Gold Hill Hotel and related cottages. The hospitality segment is not generally seasonal in nature except for November through February when operations are generally slow. Financial information for each of our segments is disclosed in footnote 8 to the condensed consolidated financial statements.

Exploration

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration and resource modeling on approximately 10% of our approximate 5,900 acre land position.  We plan on conducting ongoing exploration programs to locate and test surface mineral targets as well as deep underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling. The goal of our strategic plan includes validating qualified resources (measured and indicated) and reserves (proven and probable) of 3,250,000 gold equivalent ounces, from our first two resource areas, Lucerne and Dayton, requiring execution of planned exploration and development drilling. Overall, the Company has already validated measured and indicated resources in the Lucerne and Dayton areas containing over 2,000,000 gold equivalent ounces. Mr. Larry Martin, our Vice President of Exploration and Mine Development and a Certified Professional Geologist (CPG), manages these drill programs.

Since 2008, the Company’s geologists have recognized the enhanced grades of precious metals when northeasterly striking mineralized structures intersected the Silver City fault zone. The Company’s geologists have now identified a specific, structurally bounded, wedge-like, zone hosting significant gold and silver. We call this structural intersection the ‘Chute Zone’. Comstock geologists believe that the structural intersection and geometric shape of the Chute Zone is similar to highly mineralized zones that were historically mined in the Comstock District as bonanzas. There were 33 mined bonanza ore zones located along the northern Comstock mineral belt.

The discovery of the Chute Zone is the result of drilling, analysis and interpretation by the Company’s geological team. The Company hopes to gain a deeper understanding of the controlling geologic attributes of the Chute Zone, allowing for even more efficient identification of such structures in future exploration programs along the Comstock. Based upon the structural controls of the higher-grade Chute Zone, the Company has recognized structural similarities in higher-grade zones at Dayton and other mineralized areas within the Company’s property position. Expectations are high that further drilling and development will allow for important extensions to these higher-grade zones. The Company is currently assessing how best to develop and ultimately mine this mineralized material, as it represents the first substantial opportunity for an underground mining development by the Company.

The next phases of our exploration, discovery and development program will continue with three significant intermediate objectives: 1) step-out, development and infill drilling in the east-side of the Lucerne Resource Area, including the Chute Zone, 2) step-out, development and infill drilling in the Dayton Resource Area, and 3) exploration drilling on high priority targets, including Spring Valley.

The infill drilling in the Dayton Resource Area will provide detailed information needed to create a mine plan for the proposed Dayton mine, to be developed in parallel with the expanded Lucerne mine.

The step-out, development and infill drilling phases in the east-side of the Lucerne Resource Area will test the continuity of mineralization to the north and south, and at greater depths to the east, including the Chute Zone.  The infill-drilling phase will then provide the detailed information needed to develop an expanded mine plan for the Lucerne mine.

Production

During the second quarter of 2013, we completed the ramp up and stabilization activities of the production system, including significant improvements to the metal extraction processes, particularly the Merrill Crowe facility. We invested approximately $0.8 million for certain debottlenecking actions associated with pump and pipe capacities, ensuring the Merrill Crowe and heap leach facilities could operate at fluid processing rates of up to 1,000 gallons per minute. The previously constrained metal extraction processes contributed to the relatively lower shipments during the first quarter. Metal sales for the six months ended June 30, 2013 totaled $11.9 million, with gold revenues of $10.5 million. We also sold $1.4 million of silver. Metal sales for the three months ended June 30, 2013 totaled $7.7 million, with gold revenues of $6.8 million. We also sold $0.9 million of silver in the second quarter. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. For the three months ended June 30, 2013, the Company crushed and stacked over 368,000 dry tons of mineralized material and shipped 4,921 ounces of gold and 42,992 ounces of silver compared to 234,000 dry tons of mineralized materials crushed and stacked and shipments of 2,261 ounces of gold and 15,599 ounces of silver in the quarter ended March 31, 2013. Gold grades onto the pad averaged 0.017 ounces per ton in the second quarter, but at the lower end of our production grade range. Material placed on the heap leach pad remains under solution, although not continuously, until the target recovery rates are achieved. Higher grades are planned for the second half of the year.

The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April, and has averaged over 413 gold-equivalent ounces per week, for the three months ended June 30, 2013. The Company is continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked.

Bullion slumped 23 percent during the second quarter of 2013, as the Federal Reserve Chairman, Ben S. Bernanke, initially said that the U.S. central bank may start reducing its $85 billion of monthly asset purchases, implying the reductions may commence sooner than previously expected. Subsequently, minutes of a Fed policy meeting released in early July showed many Federal Reserve officials wanted to see more signs of improving employment before backing a reduction in monthly asset purchases. Federal Reserve Chairman Ben S. Bernanke then corroborated those minutes saying that the U.S. economy needs “highly accommodative monetary policy for the foreseeable future.” Gold prices responded by experiencing a weekly increase for that week in July, that was the highest weekly increase in almost two years. By the fourth week of July, Gold was sharply up, to a four week high, trading above $1,325. Silver also gained significantly, recovering from a low of approximately $18.50 in late June, 2013, to over $20 per ounce by the fourth week of July.

Throughout the first six months of 2013, the Company realized an average price of $1,454.27 price per ounce of gold and a $23.87 average sales price per ounce of silver.  In comparison, commodity market prices in the first half of 2013 averaged $1,522.06 per ounce of gold and $26.59 per ounce of silver.

Operating Costs

During the first half of 2013, actual Lucerne Mine costs applicable to mining revenue were approximately $13.5 million, $12.1 million net of silver credits. Cost applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs associated with higher production rates and higher absorbed inventory costing associated with costs incurred in advance of achieving the targeted production rate.

Costs applicable to mining revenue for the first half of 2013 include $1 million of higher hauling costs, including the previously incurred redundancy associated with our inability to use an existing haul road, for most of the first quarter that crosses Lot 51 and the transition costs associated with renting new haul vehicles while transitioning out of the existing, temporary vehicles. Costs applicable to mining revenue also include $1.5 million of depreciation and a $1 million write down of inventory to market value for the six months ended June 30, 2013. At the end of the first quarter, the Company converted to a larger fleet of haul-trucks and added a shift to its mining and crushing activities, and significantly enhanced maintenance activities in these two areas. These changes added approximately $5 million in annual operating expenses with the objective of debottlenecking, testing, stabilizing and ultimately operating the system at higher rates of production. Management believes the system is now capable of operating at twice the production rates of the first six months and plans on operating at those higher levels once final permits, expected in late September 2013, are approved.

During the second quarter, once production was debottlenecked, tested and stabilized, the Company focused on stream-lining the organization and reducing general, administrative, consulting and other related costs. The Company is also focused on reducing costs applicable to mining and leveraging the existing fixed operating expenses for the production of significantly higher ounces in the second half of 2013. Costs applicable to mining per ounces added to inventory during the quarter and, on average, in ending inventory, are lower than the previous quarter by over 17% and 21%, respectively.

Our expenses associated with mining operations do not include corporate administration or other general and administrative costs, nor do they include exploration and mine development costs.

2013 & 2014 Production Outlook

The Company’s current financial analysis for the Lucerne Mine anticipates 2013 annual cash costs applicable to mining revenue, including all mining, processing, mine administration and support costs of approximately $26-28 million per annum with an anticipated production schedule ramping up to 2 million tons per annum run rate, during the fourth quarter of 2013.  The Company currently anticipates production rates beyond the 400 gold-equivalent ounces per week in the second half of the year, targeting 600 ounces per week by the end of the September, or a run rate of 30,000 gold equivalent ounces per annum for September and the full fourth quarter and 770 ounces per week, or a run rate of 40,000 gold equivalent ounces per annum, for the full first quarter of 2014, once production has been permitted to expand in the fourth quarter. This would result in an all in cash costs applicable to mining, processing, mine administration and support of approximately $725 - $795 per ounce run rate, by early 2014.

Recent Developments

From June 30, 2013 through August 2, 2013, preferred shareholders converted 4,070.58 shares of convertible preferred stock into 4,197,421 common shares. Through August 2, 2013 the Company issued a total of 1,296,368 shares of common stock for dividends and other employee and non-employee compensation.

In January 2013, the Company initially determined that an accelerated capital contribution may have been required pursuant to the operating agreement of Northern Comstock Mining, LLC. Pursuant to the operating agreement, $5,000,000 in accelerated payments are triggered when the Company determines through geological estimates derived from a validated, third party technical report that an additional 200,000 gold equivalent ounces of measured and indicated resources, have been validated. However, upon further analysis, the Company concluded that such threshold was not surpassed and therefore no accelerated capital contribution is required at this time.

Land and Mineral Right Acquisitions

We did not have any material land or mineral right acquisitions during the six months ended June 30, 2013, and through the date of this report. We will continue to increase our footprint in the Comstock District through strategic acquisitions.

Comparative Financial Information

Since the Company just recently commenced production, and correspondingly, did not recognize revenues from gold and silver production and sales until late fiscal 2012, certain results associated with the three and six month periods ended June 30, 2013 may not be comparable with the three and six months ended June 30, 2012. For these line items we have provided additional analysis as noted below.

The comparative financial information is reflected in the following table:

Three Months Ended:

	June 30,	June 30,
	2013	2012	Change
Revenue - Mining	$6,811,516	$-	$6,811,516
Revenue - Hospitality	174,393	182,523	(8,130)

Cost applicable to mining revenue	8,233,818	-	8,233,818
Hospitality operating costs	253,583	225,390	28,193
Reclamation and exploration	2,336,948	5,504,368	(3,167,420)
General and administrative	1,486,947	2,723,697	(1,236,750)
Consulting and professional fees	339,566	782,290	(442,724)
Loss from operations	(5,664,953)	(9,053,222)	(3,388,269)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	81,787	117,900	(36,113)
Interest expense	(228,511)	(52,738)	175,773
Interest income	818	7,714	(6,896)
Gain on settlement of debt obligations	286,535	-	286,535

Net loss	$(5,524,324)	$(8,980,346)	$(3,456,022)

Mining revenue from the sale of gold in the second quarter of 2013 was $6.8 million. We also produced and sold $0.9 million worth of silver in the second quarter of 2013. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. We recorded our first mining revenue from gold sales in October 2012, and accordingly, we did not generate mining revenue during the three months ended June 30, 2012.

During the second quarter of 2013, we completed the ramp up and stabilization activities of the production system, including improvements to the hauling, crushing and metal extraction processes.

For the three months ended June 30, 2013, the Company crushed and stacked over 368,000 dry tons of mineralized material and shipped 4,921 ounces of gold and 42,992 ounces of silver compared to 234,000 dry tons of mineralized materials crushed and stacked and shipments of 2,261 ounces of gold and 15,599 ounces of silver in the quarter ended March 31, 2013.  Material placed on the heap leach pad remains under solution, although not continuously, until the target recovery rates are achieved.

Throughout the three months ended June 30, 2013, the Company realized an average price of $1,384.17 price per ounce of gold and a $21.65 average sales price per ounce of silver.  In comparison, commodity market prices in the second quarter of 2013 averaged $1,413.64 per ounce of gold and $23.11 per ounce of silver.

The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April, 2013 and has averaged over 413 gold-equivalent ounces for the three months ended June 30, 2013. The Company is continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked.

Hospitality revenue from the cottages, hotel rooms, restaurant and bar was stable for the three months ended June 30, 2013, compared to the same quarter in 2012. Consistent with current economic conditions and seasonal variations experienced during these periods, we do not expect material changes in our hospitality operational results. We further expect our hospitality results to become less material to our overall operations as we continue to execute our mine development plans.

Costs applicable to mining revenue were $8.2 million. The Company was not producing during the comparable prior period quarter. The increases from the prior quarter resulted from increased costs of $1.2 million for higher labor, fuel, equipment rental, maintenance, blasting and assaying costs associated with ramping up to higher production rates, an increase of approximately $1 million for the write down of inventory cost higher than realizable market value, somewhat offset by lower hauling costs associated with the redundancy of transitioning from hauling on the state route back onto our primary haul route, and higher absorbed inventory costing associated with costs incurred in advance of achieving the targeted production rate.

Hospitality operating costs increased approximately 13% to $253,583 for the quarter ended June 30, 2013 compared with the three months ended June 30, 2012. The hotel operating costs represents costs incurred for providing room, banquet, restaurant and bar services at the hotel. The increase was attributable to higher labor, maintenance and food costs in the quarter.

Reclamation and exploration expenses decreased by $3.1 million or approximately 58% compared to the three-month period ended June 30, 2012. The decrease is primarily the result of the completion of our 2012 drilling program that commenced in January 2012 and completed in December 2012. Exploration activities in the second quarter primarily represented geological support, grade and metallurgical analysis and assessment.

General and administrative expenses, inclusive of professional and consulting fees, decreased by $1.7 million or approximately 48% compared to the period ended June 30, 2012. The decrease is primarily the result of lower stock-based compensation expense and legal and administrative services.

During the three months ended June 30, 2013, we recognized a gain on the settlement of our Auramet Facility obligations of approximately $287 thousand that is not expected to be recurring. Further, the estimated fair value of our derivative liabilities continued to decline resulting in the recognition of approximately $82 thousand of other income.

Interest expense increased by $176 thousand, or approximately 333% for the three months ended June 30, 2013 from the three months ended June 30, 2012, primarily due to the 2012 equipment financing (Caterpillar Equipment Facility) and revolving debt facility entered into on 2012 (Auramet Facility) supporting our gold and silver production. During the three months ended June 30, 2013, we reduced our outstanding debt balance by $4.2 million or approximately 40%. This decrease is primarily attributable to the payoff of the Auramet Facility during the second quarter.

We anticipate continued reductions in our debt balances through year end, effectively reducing our prospective borrowing costs.

Six Months Ended:

	June 30,	June 30,
	2013	2012	Change
Revenue - Mining	$10,479,438	$-	$10,479,438
Revenue - Hospitality	296,237	294,245	1,992

Cost applicable to mining revenue	12,069,915	-	12,069,915
Hospitality operating costs	459,923	406,083	53,840
Reclamation and exploration	4,425,812	10,245,232	(5,819,420)
General and administrative	4,238,293	4,918,218	(679,925)
Consulting and professional fees	984,845	1,438,750	(453,905)
Loss from operations	(11,403,113)	(16,714,038)	(5,310,925)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	519,601	484,700	34,901
Interest expense	(691,947)	(97,948)	593,999
Interest income	1,568	14,342	(12,774)
Gain on settlement of debt obligations	286,535	-	286,535
Net loss	$(11,287,356)	$(16,312,944)	$(5,025,588)

Mining revenue from the sale of gold in the first six months of 2013 was $10.5 million. We also produced and sold $1.4 million worth of silver in the first half of 2013. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. We recorded our first mining revenue from gold sales in October 2012, and accordingly, we did not generate mining revenue during the six months ended June 30, 2012.

During the first six months of 2013, we completed the ramp up and stabilization activities of the production system, including improvements to the hauling, crushing and metal extraction processes.

During the six months ended 2013, the Company crushed and stacked over 600,000 dry tons of mineralized material and shipped 7,206 ounces of gold and 59,542 ounces of silver.

Throughout the six months ended June 30, 2013, the Company realized an average price of $1,454.27 price per ounce of gold and a $23.87 average sales price per ounce of silver.  In comparison, commodity market prices in the first six months of 2013 averaged $1,522.06 per ounce of gold and $26.59 per ounce of silver.

Hospitality revenue from the cottages, hotel rooms, restaurant and bar was stable for the six months ended June 30, 2013 compared to the same quarter in 2012. Consistent with current economic conditions and seasonal variations experienced during these periods, we do not expect material changes in our hospitality operational results.

Costs applicable to mining revenue for the first half of 2013 were approximately 115% of the recognized revenue during the period (the Company was not producing during the comparable prior six month period). Costs applicable to mining revenue include approximately $1.5 million for depreciation, amortization, and depletion and approximately $1 million from the write down in the value of our inventory caused by declining gold prices. Since the end of 2013 second quarter, gold prices have begun rising from the second quarter lows; however, overall, gold prices have had increasing levels of volatility.

Hospitality operating costs increased approximately 13% to $460 thousand for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The hotel operating costs represents costs incurred for providing room, banquet, restaurant and bar services at the hotel. The increase was attributable to higher labor, maintenance and food costs in the period.

Reclamation and exploration expenses decreased by $5.8 million or approximately 57% compared to the six-month period ended June 30, 2012. The decrease is primarily the result of the completion of our 2012 drilling program that commenced in January 2012 and completed in December 2012, and the transition of the Company from an exploration-based company to a production based company.

During the six months ended June 30, 2013, we sold mining equipment and vehicles with a gross book value of $3,165,746 at a loss of $1,015,496. The loss is included in general and administrative expenses in the condensed consolidated statements of operations.

General and administrative expenses, inclusive of professional and consulting fees, decreased by $1.1 million or approximately 18% compared to the period ended June 30, 2012. The decrease is primarily the result of lower stock based compensation, legal and administrative services.

During the six months ended June 30, 2013, we recognized a gain on the settlement of our Auramet Facility obligations of approximately $287 thousand that is not expected to be recurring. Further, the estimated fair value of our derivative liabilities continued to decline resulting in the recognition of approximately $520 thousand of other income.

Interest expense increased by $0.6 million, or approximately 606% for the six months ended June 30, 2013 from the six months ended June 30, 2012, primarily due to the 2012 equipment financing (Caterpillar Equipment Facility) and revolving debt facility entered into 202 (Auramet Facility) supporting our gold and silver production. As noted above, the Auramet Facility was settled during the second quarter.

Liquidity and Capital Resources

Total current assets were $8.4 million at June 30, 2013. Cash and cash equivalents on hand at June 30, 2013 totaled $2.4 million. Inventories, stockpiles, and mineralized material on leach pad totaled $4.3 million including $0.6 million of in-process and finished goods. In March 2013, the Company raised $10 million in gross proceeds (approximately $9.7 million, net of issuance costs) through an underwritten public offering of 5,000,000 shares of our common stock at a price of $2.00 per share. During the first six months of 2013, the company reduced its long-term debt obligations by $7.3 million, from $13.7 million down to $6.4 million, including the full pay down of our $5 million revolving credit facility. The Company plans on paying off an additional $1 million of debt obligations during the second half of 2013.

Net cash used in operating activities for the six months ended June 30, 2013 was approximately $8.4 million as compared to a use of $10.1 million for the six months ended June 30, 2012. Our use of cash in the first six months of 2013 was primarily from operating losses associated with ramping up production, including an increase of $390 thousand for inventory and an increase of $2.3 million in accounts receivable, net of $2.7 million of gold produced and directly transferred as payment on our Auramet Facility which we completely paid off.

Net cash used in investing activities for the six months ended June 30, 2013 was $1.1 million, primarily as the result of $572 thousand of proceeds from the transfer of equipment that was previously used in our mining development and production activities, net of capital asset purchases of $1.0 million and bond deposit increases of $650 thousand. Cash used in investing for the six months ended June 30, 2012 was approximately $7.5 million, primarily $8.3 million for purchases of equipment used in our mining development and production activities, $0.7 million for increases in reclamation bond deposits offset by $1.5 million in proceeds from sale of available-for-sale securities.

Net cash provided by financing activities for the six months ended June 30, 2013 was $5.9 million, comprised of net proceeds of approximately $9.7 million from the sale of securities through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share, partially off-set by the pay-down of our long-term debt obligations of approximately $3.8 million. Net cash provided by financing activities for the six months ended June 30, 2012, was $15.2 million, substantially all comprising of net proceeds from the sale of public securities through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share.

When pouring commenced in late 2012, the Company averaged approximately 200 gold-equivalent ounces poured per week. The Company is successfully and continuously adjusting its operations to improve grade, maximize yields and increase tons crushed and stacked. The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week for the three months ended June 30, 2013. averaging over 413 ounces per week during the third quarter ended 2013. The Company currently anticipates production rates beyond the 400 gold-equivalent ounces per week in the second half of the year, targeting up to 770 ounce per week, or 40,000 gold equivalent ounces per annum, once production has been permitted to expand in the fourth quarter.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net operating losses and negative cash flows from operations every year since inception. At June 30, 2013, the Company has cash and cash equivalents of $2.4 million. The Company incurred an operating loss of $11.3 million and used cash flows in operations of $8.4 million, including $2.3 million used for debt repayments, for the six months ended June 30, 2013. The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company’s certificate of incorporation permits it to incur indebtedness for money borrowed of up to $5 million at the discretion of the Board of Directors. The Company believes that it could access, on more favorable terms than in the past, existing facilities that have not terminated or one or more other credit facilities. The Company currently has no indebtedness for borrowed money.

The Company’s current mine plan will require that the Company utilize existing financing arrangements or raise additional funds. The Company has financed its activities principally from the sale of equity securities and from debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans to access various capital resources, including registered debt or equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing.

Insufficient near-term financing or future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows, and could raise substantial doubt about the Company’s ability to continue as a going concern. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity. In such case, it could be required to limit or discontinue, certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

The Company’s recurring losses and negative cash flow from operations require an ongoing assessment of our ability to continue as a going concern. The unaudited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

With our March 2013 public offering of 5,000,000 shares of our common stock, resulting in net proceeds of approximately $9.7 million, we intend to increase our current production capacity (primarily through additional permitting), acquire additional mining claims and rights, and continued pay-down our on-going corporate obligations.

For the remainder of 2013, we plan on spending up to $3 million in capital expenditures, primarily to expand our heap leaching and related production capacity. We will also pay down an additional $1 million in debt obligations.

Contractual Obligations

Our contractual obligations at June 30, 2013 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt(1)	$7,761,721	$2,838,350	$3,582,274	$1,293,751	$47,346
Operating Leases(2)	32,393,275	701,475	2,811,300	1,884,000	26,996,500
Reclamation and remediation obligations(3)	4,743,569	—	—	—	4,743,569
Other(4)	1,400,000	1,200,000	200,000	—	—

	$46,298,565	$4,739,825	$6,593,574	$3,177,751	$31,787,415

(1)	Amounts represent principal of $6,351,907 and estimated interest payments of $1,409,814, assuming no early extinguishment.
(2)	The Company leases certain properties under operating leases expiring at various dates through 2049. Amounts include minimum rental and minimum advance royalty payments.
(3)	We are required to mitigate long-term environment impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The estimated undiscounted cash outflows of these reclamation and remediation obligations are reflected here.
(4)	In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation Reclamation (“BMRR”). The initial cash collateral percentage due to Lexon is approximately 50% of the total state bond amount of $4.67 million. At June 30, 2013, accrued expenses include $1.2 million and other liabilities include $0.2 million remaining due to Lexon for the initial cash collateral.

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

Gold Bullion slumped 23 percent during the second quarter of 2013, as the Federal Reserve Chairman, Ben S. Bernanke, initially said that the U.S. central bank may start reducing its $85 billion of monthly asset purchases, implying the reductions may commence sooner than previously expected. Subsequently, minutes of a Fed policy meeting released in early July showed many Federal Reserve officials wanted to see more signs of improving employment before backing a reduction in monthly asset purchases. Federal Reserve Chairman Ben S. Bernanke then corroborated those minutes saying that the U.S. economy needs “highly accommodative monetary policy for the foreseeable future.” Gold prices responded by experiencing a weekly increase for that week in July, that was the highest weekly increase in almost two years. Silver also gained significantly, from a low of $18.61 to over $20 per ounce.

With exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2013, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 11,000 shares of common stock in payment of long-term debt obligations totaling $25,000 during the three months ended June 30, 2013.

The Company issued 1,208,424 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock in July 2013.

The Company issued 11,334 shares of common stock in payment of long-term debt obligations totaling $25,000 in July, 2013.

In July 2013 the Company issued 74,000 shares of common stock related to severance agreements with former employees.

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

During the six months ended June 30, 2013, and through the date of this report, we have not received notice of any potential violations.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)

Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2013 and 2012 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: August 8, 2013	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

