Form 10-Q
period 2013-09-30
Comstock Mining Inc.
filed 2013-10-31
CIK 1120970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

 The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 25, 2013 was 67,992,581.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry and market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,860,193	$5,973,079
Accounts receivable	68,498	634,643
Inventories	1,001,608	662,929
Stockpiles and mineralized material on leach pad	3,196,821	4,280,664
Prepaid expenses and other current assets	1,048,678	2,808,623
Total current assets	11,175,798	14,359,938

MINERAL RIGHTS AND PROPERTIES, Net	7,502,780	7,614,780
PROPERTIES, PLANT AND EQUIPMENT, Net	23,126,754	20,491,070
RECLAMATION BOND DEPOSIT	2,442,804	2,510,804
RETIREMENT OBLIGATION ASSET	2,182,047	2,803,318
OTHER ASSETS	65,224	84,635

TOTAL ASSETS	$46,495,407	$47,864,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,098,007	$2,535,932
Accrued expenses	6,447,548	7,360,559
Long-term debt and capital lease obligations – current portion	2,819,291	7,720,764
Derivative liabilities	-	544,681
Total current liabilities	12,364,846	18,161,936

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	7,405,548	6,010,891
Long-term reclamation liability	4,816,775	4,597,156
Other liabilities	200,000	700,000
Total long-term liabilities	12,422,323	11,308,047

Total liabilities	24,787,169	29,469,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 67,925,430 and 48,466,267 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	45,238	32,279
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 23,499 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 1,610 and 5,271 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	4
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 24,835 and 28,399 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	17	19
Additional paid-in capital	195,091,897	175,985,559
Accumulated deficit	(173,428,932)	(157,623,315)
Total stockholders’ equity	21,708,238	18,394,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,495,407	$47,864,545

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
REVENUE - MINING	$6,607,132	$—
REVENUE - HOTEL	211,646	182,792
Total revenues	6,818,778	182,792

COST AND EXPENSES
Costs applicable to mining revenue	6,371,224	—
Hospitality operating costs	313,653	232,875
Reclamation and exploration	1,839,832	4,384,530
General and administrative	2,348,857	2,494,662
Consultants and professional fees	387,957	876,603
Total cost and expenses	11,261,523	7,988,670

LOSS FROM OPERATIONS	(4,442,745)	(7,805,878)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	25,080	(884,556)
Interest expense	(100,896)	(332,286)
Interest and other income	301	28,541
Gain of settlement of debt obligations	—	—
Total other (expense), net	(75,515)	(1,188,301)

LOSS BEFORE INCOME TAXES	(4,518,260)	(8,994,179)

INCOME TAXES	-	-

NET LOSS	(4,518,260)	(8,994,179)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(973,123)	(1,092,513)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,491,383)	(10,086,692)

Net loss per common share – basic	$(0.09)	$(0.24)

Net loss per common share – diluted	$(0.09)	$(0.24)

Weighted average common shares outstanding — basic	63,981,943	41,562,121

Weighted average common shares outstanding — diluted	63,981,943	41,562,121

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
REVENUE - MINING	$17,086,569	$—
REVENUE - HOTEL	507,883	477,037
Total revenues	17,594,452	477,037

COST AND EXPENSES
Costs applicable to mining revenue	18,441,139	—
Hotel operating costs	773,577	633,705
Reclamation and exploration	6,265,644	14,629,761
General and administrative	6,587,151	7,412,880
Consultants and professional fees	1,372,802	2,320,606
Total cost and expenses	33,440,313	24,996,952

LOSS FROM OPERATIONS	(15,845,861)	(24,519,915)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	544,681	(399,856)
Interest expense	(792,842)	(430,234)
Interest and other income	1,870	42,883
Gain on settlement of debt obligations	286,535	—
Total other income (expense), net	40,244	(787,207)

LOSS BEFORE INCOME TAXES	(15,805,617)	(25,307,122)

INCOME TAXES	-	-

NET LOSS	(15,805,617)	(25,307,122)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(3,037,165)	(3,300,788)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(18,842,782)	$(28,607,910)

Net loss per common share – basic	$(0.33)	$(0.74)

Net loss per common share – diluted	$(0.33)	$(0.74)

Weighted average common shares outstanding — basic	57,742,461	38,622,647

Weighted average common shares outstanding — diluted	57,742,461	38,622,647

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(15,805,617)	$(25,307,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	3,316,411	1,306,090
Stock payments and stock-based compensation	2,583,868	6,510,113
Accretion of reclamation liability	219,619	114,124
Loss on sale of properties, plant, and equipment	1,015,496	14,169
Amortization of debt discounts and issuance costs	589,287	344,562
Write down of inventories and stockpiles and mineralized material on leach pad	986,600	—
Net change in fair value of derivatives	(603,970)	399,856
Gain on settlement of debt obligations	(286,535)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,156,962)	—
Inventories	(455,602)	(1,186,545)
Stockpiles and mineralized material on leach pad	214,166	(2,085,296)
Prepaid expenses and other current assets	(127,091)	(257,702)
Other assets	19,411	19,411
Accounts payable	(335,132)	1,683,760
Accrued expenses and other liabilities	(763,011)	678,565
NET CASH USED IN OPERATING ACTIVITIES	(11,589,062)	(17,766,015)

INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	—	1,470,348
Proceeds from sale of properties, plant and equipment	571,820	—
Purchase of properties, plant and equipment	(2,633,726)	(12,679,374)
Change in reclamation bond deposit	(582,000)	548,274
NET CASH USED IN INVESTING ACTIVITIES	(2,643,906)	(10,660,752)

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(4,190,404)	(291,759)
Proceeds from long-term debt obligations	—	9,702,500
Long-term debt obligation issuance costs	—	(100,000)
Proceeds from the issuance of common stock	18,750,001	15,812,173
Common stock issuance costs	(439,515)	(463,456)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,120,082	24,659,458

DECREASE IN CASH AND CASH EQUIVALENTS	(112,886)	(3,767,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,973,079	6,955,010
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,860,193	$3,187,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$249,153	$169,974

		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$2,273	$1,912
Reclamation bond deposit included in accrued expenses and other liabilities	$1,100,000	$2,300,000
Additions to reclamation liability and retirement obligation asset	$—	$2,405,314
Settlement of debt obligations from gold transfers	$2,723,107	$—
Settlement of long-term debt obligations through transfer of properties, plant and equipment	$1,028,180	$—
Issuance of common stock for settlement of long-term debt obligations	$75,000	$50,000
Dividends paid in common stock (par value)	$1,444	$1,430
Issuance of common stock for mineral property	$—	$444,699
Issuance of long-term debt and capital lease obligations for purchase of mineral rights and properties, plant and equipment	$4,303,387	$2,801,125
Debt issuance costs deducted from proceeds of long-term debt obligations	$—	$125,000
Vested restricted common stock (par value)	$216	$—
Properties, plant and equipment purchases in accounts payable	$1,036,468	$200,064

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2013 (UNAUDITED)

1. Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company has recently transitioned into production in the Lucerne Mine and ramped up to the targeted 20,000 gold-equivalent-ounce annual production rate and exceeded that rate during the second and third quarters of 2013, averaging over 400 gold-equivalent ounces per week for the quarter ended September 30, 2013, and over 500 ounces per week in September. This intermediate target was exceeded and sustained by maximizing existing permitting capacity constraints around our existing heap leach and processing facility. The Company’s existing heap leach is currently being expanded based on the recent receipt of all required permits and the Company expects to increase production rates during the fourth quarter of 2013, based on this permitted expansion.

The Company has recurring net losses from operations, an accumulated deficit of $173.4 million as of September 30, 2013, and is incurring higher, planned capital expenses associated with expanding its heap leach and related production capacity.

In March 2013, the Company raised $10 million in gross proceeds (approximately $9.7 million, net of issuance costs) through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share. In August 2013, the Company raised $8.75 million (approximately $8.6 million, net of issuance costs) through a public offering of 4,146,920 shares of common stock at $2.11 per share.

During the three and nine months ended September 30, 2013, the Company shipped approximately 5,214 and 12,429 ounces of gold, respectively, resulting in recognized revenue of approximately $6.6 million and $17.1 million, respectively. During the three and nine months ended September 30, 2013, the Company shipped 59,731 and 119,238 ounces of silver, respectively, resulting in sales of approximately $1.3 million and $2.7 million, respectively. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was an exploration company for most of its existence and recently transitioned into production in the Lucerne Mine, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception. At September 30, 2013, the Company had cash and cash equivalents of $5.9 million. The Company incurred an operating loss of $15.8 million and used cash flows in operations of $11.6 million for the nine months ended September 30, 2013 (including the direct shipment of gold from current assets for the payment of $2.7 million of debt obligations). The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company has financed its activities principally from the sale of equity securities and from debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed.

Insufficient near-term financing or future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows, and could raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of inventories, stockpiles and mineralized material on leach pads, the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, convertible preferred stock, derivative assets and liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Gold Forward Derivatives

During the three months ended September 30, 2013, the Company began to manage its exposure to changes in gold prices by entering into gold forward derivative contracts whereby the Company agreed to sell specified amounts of gold at specified prices to its primary customer in the near future. The gold forward derivative contracts outstanding at September 30, 2013 covered a total of 2,400 gold ounces with an average price of $1,352 per ounce and are expected to be settled within three months. The derivative contracts were recorded at a fair value of $59,289 at September 30, 2013 and were included within prepaid expenses and other current assets. As the contracts relate to future gold sales, the $59,289 change in fair value of the derivatives was included within gold revenues for the three months ended September 30, 2013. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

The average market price for gold was $1,328 per ounce during the three months ended September 30, 2013, compared with the Company’s recorded average forward derivative contract price of $1,352 per ounce.

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

We believe this change in presentation provides increased transparency and improved comparability of our costs applicable to mining revenue and other operating expenses. These reclassifications, consisting of $321,395 and $1,306,090 of depreciation and amortization for the three and nine months ended September 30, 2012, respectively; had no effect on our reported financial position, consolidated loss from operations, net loss or per share amounts.

Comprehensive Income

There were no components of comprehensive loss other than net loss for the three and nine months ended September 30, 2013 and 2012.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Inventories, Stockpiles and Mineralized Material on Leach Pad

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	September 30,	December 31,
	2013	2012
In-process	$1,001,608	$662,929
Finished goods	-	-
Total inventories	$1,001,608	$662,929

Stockpiles	$442,130	$361,061
Mineralized material on leach pad	2,754,691	3,919,603
Total stockpiles and mineralized material on leach pad	$3,196,821	$4,280,664
Total	$4,198,429	$4,943,593

For the nine months ended September 30, 2013, the Company wrote down inventories by $116,923, and stockpiles and mineralized material on leach pad by $869,677 to record the balances to net realizable value (NRV). The NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factor that influenced the need to record the write-downs was recent market declines in gold prices. The write downs of the inventory balances are included in costs applicable to mining revenue in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

3. Properties, Plant and Equipment

The Company acquired mining vehicles and equipment with a cost of $4.3 million under capital lease obligations during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company made capital expenditures totaling approximately $2.5 million (exclusive of equipment acquired under capital leases), primarily for the design and construction of our planned heap leach expansion and for certain Merrill Crowe and related infrastructure upgrades.

During the nine months ended September 30, 2013, the Company sold vehicles previously used in mining operations with a gross book value of $3,165,746 for a loss of $1,015,496. The loss is included in general and administrative expenses in the condensed consolidated statement of operations.

4.  Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	September 30,	December 31,
	2013	2012
Long-term reclamation liability — beginning of period	$4,597,156	$2,007,605
Additional obligations incurred	-	2,405,314
Accretion of reclamation liability	219,619	184,237
Long-term reclamation liability — end of period	$4,816,775	$4,597,156

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	September 30,	December 31,
	2013	2012
Retirement obligation asset — beginning of period	$2,803,318	$825,481
Additional obligations incurred	-	2,405,314
Amortization of retirement obligation asset	(621,271)	(427,477)
Retirement obligation asset — end of period	$2,182,047	$2,803,318

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,
Note Description	2013	2012
Note Payable (Auramet Facility)	$—	$5,422,200
Note Payable (Caterpillar Equipment)	2,704,355	4,405,906
Note Payable (Dayton Resource Area)	1,979,034	2,050,966
Note Payable (Donovan Property)	620,956	647,409
Note Payable (Gold Hill Hotel)	300,931	313,938
Note Payable (White House)	293,079	296,798
Note Payable (Railroad & Gold Property)	223,619	232,421
Notes Payable - Other	278,568	362,017
Capital Lease Obligations	3,824,297	—
Subtotal	10,224,839	13,731,655
Less current portion	(2,819,291)	(7,720,764)
Long-term portion of long-term debt and capital lease obligations	$7,405,548	$6,010,891

Long-Term Debt Obligations

In July 2012, the Company entered into an agreement with Resource Income Fund ("RIF"), with Auramet Trading, LLC ("Auramet") acting as gold agent, pursuant to which the Company could borrow up to $5 million outstanding at any one time (the “Auramet Facility”). The Company's obligations under the Auramet Facility were secured by a security interest in all personal property of the Company and certain real estate owned by the Company.

The Auramet Facility was payable through the delivery of 3,720 ounces of gold payable in 12 semi-monthly deliveries of 310 ounces each that began on February 2013. During the nine months ended September 30, 2013, the Company completed the repayment of the Auramet Facility, including imputed interest of $953,397, by delivery of gold with a total value of $2,723,107 and cash of $2,819,065. Since the Company settled the Auramet Facility during a decline in gold prices, it recognized a gain of $286,535.

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. The Cat Equipment Facility bears interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, in which case the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law. During the nine month period ended September 30, 2013 the Company reduced the net outstanding balance due on the Cat Equipment Facility by $2,176,689, of which $1,028,180 resulted from the transfer of mining vehicles.

In addition to the above, the Company made timely payments on all of its other outstanding obligations within the normal course of business. The Company did not incur any additional long-term debt obligations during the nine months ended September 30, 2013.

Capital Lease Obligations

In September 2013, the Company entered into capital lease agreements totaling $4.3 million with Caterpillar Financial Services Corporation for the acquisition of mining vehicles and equipment. At September 30, 2013 the long-term and current capital lease obligations were $3.1 million and $0.7 million, respectively.

The annual maturities of capital lease commitments, including interest are as follows:

Annual Period	Amount
2014	$876,351
2015	876,351
2016	876,352
2017	876,352
2018	732,720
Total	4,238,126
Less: Interest	(413,829)
Net capital lease obligations	$3,824,297

6. Stockholders’ Equity

During the nine months ended September 30, 2013, the Company issued 7,783,004 shares of common stock from the conversion of 3,661 and 3,564 shares of Series A-2 and B Convertible Preferred Stock, respectively.

In March 2013 and August 2013, the Company issued 5,000,000 and 4,146,920 shares of common stock to investors at a price per share of $2.00 and $2.11, respectively. As a result of the offerings, the Company received net cash proceeds of approximately $18.3 million. For additional information related to these offerings please see our Prospectus Supplements, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013 and August 26, 2013.

During the nine months ended September 30, 2013, the Company declared and issued 2,167,398 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock.

The Company issued 37,141 shares of common stock for total consideration of $75,000 for the payment of long-term debt obligations, and 324,700 shares of restricted stock vested under the 2011 Equity Incentive Plan for the nine months ended September 30, 2013.

The Company authorized the granting of an additional 605,000 shares of restricted stock to fifteen new employees since the last grant under the 2011 Equity Incentive Plan on September 19, 2013. These shares are subject to certain vesting requirements.

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

Level 2: Observable market-based inputs or unobservable inputs corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

The carrying amount of cash and cash equivalents, and trade payables and receivables approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term debt and capital lease obligations approximates carrying value at September 30, 2013 and December 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivative liability – contingent dividend – The Company’s contingent dividend derivative liability is valued using models with various observed and unobservable market inputs and classified as Level 3 in the valuation hierarchy. These market inputs include volatility, stock price, maturity date, and discount rate. The contingent dividend derivative was nil and $230,900 at September 30, 2013 and December 31, 2012, respectively, and the change in the derivative value between these periods related solely to the change in fair value. The contingent dividend derivative liability expired on August 31, 2013.

Gold Call Derivative – The Company’s gold calls are valued using a Black-Scholes model with various observable inputs and classified as Level 2 in the valuation hierarchy. These market inputs include volatility of gold prices, gold strike prices, maturity dates of the options, exercise prices of the options, and risk free interest rates. The gold call derivative value was not material at September 30, 2013 and December 31, 2012.

Gold Forward Derivative – The Company’s gold forwards are valued based on observable market changes in the forward prices for gold and classified as Level 2 in the valuation hierarchy. The Company’s gold forward derivative contracts were in an asset position and had a fair value of $59,289 at September 30, 2013. At December 31, 2012, the gold forward derivatives were in a liability position and had a fair value of $297,451. The gold forward derivatives outstanding at September 30, 2013 related solely to future gold sales, and those outstanding at December 31, 2012 related solely to an underlying debt obligation.

8. Net Loss Per Common Share

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(4,518,260)	$(8,994,179)	$(15,805,617)	$(25,307,122)
Preferred stock dividends	(973,123)	(1,092,513)	(3,037,165)	(3,300,788)
Loss available to common shareholders	$(5,491,383)	$(10,086,692)	$(18,842,782)	$(28,607,910)

Denominator:
Basic weighted average shares outstanding	63,981,943	41,562,121	57,742,461	38,622,647
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	63,981,943	41,562,121	57,742,461	38,622,647

Net loss per common share:
Basic	$(0.09)	$(0.24)	$(0.33)	$(0.74)
Diluted	$(0.09)	$(0.24)	$(0.33)	$(0.74)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved.

	September 30,
	2013	2012
Stock options	50,000	450,000
Convertible preferred stock	53,622,773	60,276,610
Warrants	733,500	2,333,500
Restricted stock	4,673,200	5,956,000
	59,079,473	69,016,110

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

Included in the related party leases is an operating agreement with Northern Comstock, LLC; a related party and an entity controlled by a member of the Board of Directors. The terms of this agreement provide that the Company will make a total of $34.5 million in annual payments of $862,500, in the form of either cash or Series A-1 preferred stock. The operating agreement requires these payments, at least annually, through October 2049. At September 30, 2013, $31.9 million remained due and may be prepaid without penalty.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Mining	$6,607,132	$-	$17,086,569	$-
Hospitality	211,646	182,792	507,883	477,037
Total revenue	6,818,778	182,792	17,594,452	477,037

Cost and Expenses
Mining	(10,947,870)	(7,755,795)	(32,666,736)	(24,363,247)
Hospitality	(313,653)	(232,875)	(773,577)	(633,705)
Total cost and expenses	(11,261,523)	(7,988,670)	(33,440,313)	(24,996,952)

Operating Income (Loss)
Mining	(4,340,738)	(7,755,795)	(15,580,167)	(24,363,247)
Hospitality	(102,007)	(50,083)	(265,694)	(156,668)
Total loss from operations	(4,442,745)	(7,805,878)	(15,845,861)	(24,519,915)

Other income (loss), net	(75,515)	(1,188,301)	40,244	(787,207)
Net loss	$(4,518,260)	$(8,994,179)	$(15,805,617)	$(25,307,122)

Depreciation, Depletion and Amortization
Mining	$1,156,022	$288,977	$3,217,465	$1,215,612
Hospitality	34,110	32,418	98,946	90,478
Total depreciation, depletion and amortization	$1,190,132	$321,395	$3,316,411	$1,306,090

Capital Expenditures
Mining	$6,541,845	$2,098,117	$7,803,871	$15,014,131
Hospitality	30,447	200,000	30,447	301,000
Total capital expenditures	$6,572,292	$2,298,117	$7,834,318	$15,315,131

	As of September 30,	As of December 31,
	2013	2012
Assets
Mining	$45,312,125	$46,606,912
Hospitality	1,183,282	1,257,633
	$46,495,407	$47,864,545

12. Subsequent Events

From October 1, 2013 through October 25, 2013, preferred shareholders converted 91 shares of convertible preferred stock into 55,151common shares.

  In October 2013, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement.

On October 11, 2013 the Company signed a purchase agreement for various parcels of property near mining operations. The purchase price is $200,000 consisting of a cash down payment of $40,000 and $160,000 to be paid with common stock.

In October 2013, the Company received notice of receipt of its expanded Water Pollution Control Permit that increases the amount of mineralized material the Company may process from a previous limit of 1,000,000 tons per annum up to 4,000,000 tons per annum enabling the planned production rate to increase consistent with the Company’s planned production of 40,000 gold equivalent ounces in calendar year 2014.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of September 30, 2013, and for the three and nine month periods ended September 30, 2013, as well as our future results.

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

Our Lucerne Resource Area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource Area is located in Lyon County, Nevada, approximately nine miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

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

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused development to date on the Lucerne Resource Area (including the east-side target within this area), the Dayton Resource Area and the Spring Valley exploration target. We also plan on focusing future exploration on the Northern Extension, Northern Targets, and Occidental Target Areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley. Production is currently active in the Lucerne Mine.

Exploration

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history.  We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration and resource modeling on approximately 10% of our approximate 5,900 acre land position.  We plan on conducting ongoing exploration programs to locate and test surface mineral targets as well as deeper underground bonanza targets by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling. The goal of our strategic plan includes validating qualified resources (measured and indicated) and reserves (proven and probable) of 3,250,000 gold equivalent ounces, from our first two resource areas, Lucerne and Dayton, requiring execution of planned exploration and development drilling. Overall, the Company has already validated measured and indicated resources in the Lucerne and Dayton areas containing over 2,000,000 gold equivalent ounces. Mr. Larry Martin, our Vice President of Exploration and Mine Development and a Certified Professional Geologist (CPG), manages these drill programs.

The Lucerne Resource Area has been the focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines, plus the extension of these areas down-dip to the east. The Company has the key mining permits required and has resumed mining in the Billie the Kid, Hartford and Lucerne west-side mining claims. The Lucerne Resource Area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company. The east-side target within this area ranks as one of the Company’s top exploration and potential mine production expansion targets, including the recently discovered structurally bounded, wedge-like, zone hosting significant gold and silver. We call this structural intersection the ‘Chute Zone’. We believe that the structural intersection and geometric shape of the Chute Zone is similar to highly mineralized zones that were historically mined in the Comstock District as bonanzas. There were 33 mined bonanza ore zones located along the northern Comstock mineral belt.

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

Production

The Company has recently transitioned into production in the Lucerne Mine and ramped up to the targeted 20,000 gold-equivalent-ounce annual production rate and exceeded that rate during the second and third quarters of 2013, averaging over 400 gold-equivalent ounces per week for the quarter ended September 30, 2013, and over 500 ounces per week in September. This intermediate target was exceeded and sustained by maximizing existing permitting capacity constraints around our existing heap leach and processing facility. The Company’s existing heap leach is currently being expanded based on the recent receipt of all required permits and expects to increase production rates during the fourth quarter of 2013, based on this permitted expansion.

For the Lucerne Mine expansion, the Company filed the following permit modifications during the first half of the year: 1) an expanded Water Pollution Control Permit; 2) a proposed Engineering Design Change (EDR) for the construction of storm water diversion structures around our heap leach processing facility (both with the Nevada Division of Environmental Protection); and 3) an expanded Special Use Permit with Storey County, Nevada, that, all together, allow for expanded capacity and processing rates of our heap leach processing facility. The EDR Permit and Special Use Permit were approved in September and July, 2013, respectively, and the Water Pollution Control Permit was approved in October 2013. These approvals will now enable us to expand our heap leach pad, scheduled for completion in November, and expanded rates of production for the Lucerne Mine, starting in the fourth quarter of 2013.

During the second and third quarters of 2013, we completed the ramp up and stabilization activities of the production system, including significant improvements to the metal extraction processes, particularly the Merrill Crowe facility. We invested approximately $1.4 million for certain debottlenecking actions associated with pump and pipe capacities, ensuring the Merrill Crowe and heap leach facilities could operate at fluid processing rates of up to 1,000 gallons per minute. The previously constrained metal extraction processes contributed to the relatively lower shipments during the first quarter. Metal sales for the nine months ended September 30, 2013 totaled $19.8 million, with gold revenues of $17.1 million. We also sold $2.7 million of silver. Metal sales for the three months ended September 30, 2013 totaled $7.9 million, with gold revenues of $6.6 million. We also sold $1.3 million of silver in the third quarter. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. For the three months ended September 30, 2013, the Company crushed and stacked over 288,000 dry tons of mineralized material and shipped 5,214 ounces of gold and 59,731 ounces of silver. Gold grades onto the pad averaged 0.025 ounces per ton in the third quarter. Material placed on the heap leach pad remains under solution, although not continuously, until the target recovery rates are achieved.

The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April, and has averaged over 400 gold-equivalent ounces per week, for the three months ended September 30, 2013, and over 500 per week in September. The Company aims to continuously adjust its operations to improve grade, maximize yields and increase tons crushed and stacked.

Bullion prices stabilized during the third quarter of 2013. Throughout the first nine months of 2013, the Company realized an average price of $1,387.44 price per ounce of gold and a $22.55 average sales price per ounce of silver.  In comparison, commodity market prices in the first nine months of 2013 averaged $1,457.22 per ounce of gold and $24.85 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first nine months of 2013, actual Lucerne Mine costs applicable to mining revenue were approximately $21.1 million, $18.4 million net of silver credits. Cost applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs associated with higher production rates and higher absorbed inventory costing associated with costs incurred in advance of achieving the targeted production rate, including the planned increases in the fourth quarter of 2013.

Costs applicable to mining revenue for the first nine months of 2013 include $1 million of higher hauling costs, including the previously incurred redundancy associated with our inability to use an existing haul road, for most of the first quarter that crosses Lot 51 and the transition costs associated with renting new haul vehicles while transitioning out of the existing, temporary vehicles. Costs applicable to mining revenue also include $2.4 million of depreciation and a $1 million write down of inventory to market value for the nine months ended September 30, 2013. Management believes the system is now capable of operating at twice the production rates of the first nine months and plans on ramping up operations to those higher levels now that final permits have been approved.

During the second and third quarters, once production had stabilized, the Company focused on stream-lining the organization and reducing general, administrative, consulting and other related costs. The Company is also focused on reducing costs applicable to mining and leveraging the existing fixed operating expenses for the production of higher ounces in the second half of 2013, as compared to the first half of 2013. Costs applicable to mining per ounces added to inventory during the quarter are lower than the previous quarter by approximately 12%.

2013 Outlook

The Company’s current financial analysis for the Lucerne Mine anticipates annual operating expenses, including all mining, processing, mine administration and support costs of approximately $26 - $28 million per annum with an anticipated production schedule currently processing at the rate of one million tons per annum, but also includes plans for ramping up to over 2 million tons per annum run rate.  The Company currently anticipates production rates beyond the 400 gold-equivalent ounces per week in the next three months, and targeting 40,000 gold equivalent ounces for 2014.

Recent Developments

From October 1, 2013 through October 25, 2013, preferred shareholders converted 91 shares of convertible preferred stock into 55,151 common shares.

In October 2013, the Company issued 862.5 shares of Series A1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement.

On August 16, 2013, the Company received a “stop order” from the Nevada Division of Environmental Protection (NDEP) with respect to the use of certain crushing and transfer systems of the Company because emissions controls, although effective, were not deemed to be compliant with an applicable permit. The Company was able to remedy the controls and the stop order was lifted on August 23, 2013. The Company did not experience any material delays or work stoppages as a result of the stop order, and therefore revenues were not materially affected.

As a follow up and in accordance with the Nevada Administrative Code, on September 6, 2013, NDEP requested that the Company submit certain information and documentation to NDEP to support NDEP’s determination as to the compliance of the Company’s facility with the conditions of the operating permit.  The Company provided all such requested information and documentation on a timely basis in accordance with the request.  The Company believes that it is in full compliance with its permits granted by NDEP and will diligently respond to further requests from NDEP, if any.

Land and Mineral Right Acquisitions

We did not have any material land or mineral right acquisitions during the nine months ended September 30, 2013, and through the date of this report. We will continue to increase our footprint in the Comstock District through strategic acquisitions.

Comparative Financial Information

Since the Company just recently commenced production, and correspondingly, did not recognize revenues from gold and silver production and sales until late fiscal 2012, certain results associated with the three and nine month periods ended September 30, 2013 may not be comparable with the three and nine months ended September 30, 2012. For these line items we have provided additional analysis as noted below.

Additionally, in periods prior to the commencement of our mining operations in late 2012, and while we increased production in the first half of 2013, the Company reported two operating segments; mining and hospitality. As we continue to focus on the increased productivity of our mining operations, our hospitality segment has become immaterial to our consolidated financial position, results of operations, and cash flows for three and nine months ended September 30, 2013.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30,	September 30,
	2013	2012	Change
Revenue - Mining	$6,607,132	$-	$6,607,132
Revenue - Hospitality	211,646	182,792	$28,854

Cost applicable to mining revenue	6,371,224	-	6,371,224
Hospitality operating costs	313,653	232,875	80,778
Reclamation and exploration	1,839,832	4,384,530	(2,544,698)
General and administrative	2,348,857	2,494,662	(145,805)
Consulting and professional fees	387,957	876,603	(488,646)
Loss from operations	(4,442,745)	(7,805,878)	(3,363,133)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	25,080	(884,556)	909,636
Interest expense	(100,896)	(332,286)	(231,390)
Interest income	301	28,541	(28,240)

Net loss	$(4,518,260)	$(8,994,179)	$(4,475,919)

Mining revenue in the third quarter of 2013 was $6.6 million. We also produced and sold $1.3 million worth of silver in the third quarter of 2013. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. We recorded our first mining revenue from gold sales in October 2012, and accordingly, we did not generate mining revenue during the three months ended September 30, 2012. The decrease from the second quarter resulted from decreases in the realized price of gold partially off-set by increased production of approximately 300 ounces. In addition, we entered into gold forward derivative contracts for future gold sales of 2,400 ounces resulting in the recognition of a gain on the change in the fair value of the derivatives of approximately $59 thousand through September 30, 2013.

During the first nine months of 2013, we completed the ramp up and stabilization activities of the production system, including improvements to the hauling, crushing and metal extraction processes.

Throughout the three months ended September 30, 2013, the Company realized an average price of $1,291.88 price per ounce of gold and a $21.23 average sales price per ounce of silver.  In comparison, commodity market prices in the third quarter of 2013 averaged $1,327.54 per ounce of gold and $21.37 per ounce of silver. We intend to manage fluctuations in gold prices through the on-going use of gold forward derivative contracts and future gains and losses will be recognized based on our effectiveness.

The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week, initially targeted for the end of April, 2013 and has averaged over 400 gold-equivalent ounces for the three months ended September 30, 2013. The Company aims to continuously adjust its operations to improve grade, maximize yields and increase tons crushed and stacked.

Costs applicable to mining revenue were approximately $6.4 million. The Company was not producing during the comparable prior period quarter. The decreases from the second quarter resulted from a decrease in hauling costs, primarily from the elimination of redundant costs associated with the temporary use of longer haul routes, and not incurring additional inventory write-downs.

Hospitality revenue from the cottages, hotel rooms, restaurant and bar was stable for the three months ended September 30, 2013, compared to the same quarter in 2012. Consistent with current economic conditions and seasonal variations experienced during these periods, we do not expect material changes in our hospitality operational results. We further expect our hospitality results to become less material to our overall operations as we continue to execute our mine development plans.

Hospitality operating costs increased approximately 35% to $313,653 for the quarter ended September 30, 2013 compared with the three months ended September 30, 2012. The hotel operating costs represents costs incurred for providing room, banquet, restaurant and bar services at the hotel. The increase was attributable to improvements and higher maintenance plus higher labor and food costs in the quarter.

Reclamation and exploration expenses decreased by $2.5 million or approximately 58% compared to the three-month period ended September 30, 2012. The decrease is primarily the result of the completion of our 2012 drilling program that commenced in January 2012 and completed in December 2012. Exploration activities in the third quarter primarily represented geological support, grade and metallurgical analysis and assessment.

General and administrative expenses, inclusive of professional and consulting fees, decreased by $0.6 million or approximately 19% compared to the period ended September 30, 2012. The decrease is primarily the result of lower stock-based compensation expense and lower legal and administrative costs.

During the three months ended September 30, 2013, our derivative liabilities expired resulting in a recognized a gain of $25,080.

Interest expense decreased by $231 thousand, or approximately 70% for the three months ended September 30, 2013 from the three months ended September 30, 2012, primarily due to reductions in debt obligations outstanding for the 2012 equipment financing (Caterpillar Equipment Facility) and revolving debt facility (Auramet Facility). The Auramet Facility was settled full in the second quarter of 2013. During the three months ended September 30, 2013, we reduced our outstanding debt balance by $0.5 million while incurring additional equipment financing obligations of approximately $4.3 million. We anticipate continued reductions in our debt balances through year end, effectively reducing our prospective borrowing costs.

Nine Months Ended:

	September 30,	September 30,
	2013	2012	Change
Revenue - Mining	$17,086,569	$-	$17,086,569
Revenue - Hospitality	507,883	477,037	30,846

Costs applicable to mining revenue	18,441,139	-	18,441,139
Hospitality operating costs	773,577	633,705	139,872
Reclamation and exploration	6,265,644	14,629,761	(8,364,117)
General and administrative	6,587,151	7,412,880	(825,729)
Consulting and professional fees	1,372,802	2,320,606	(947,804)
Loss from operations	(15,845,861)	(24,519,915)	(8,674,054)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	544,681	(399,856)	944,537
Interest expense	(792,842)	(430,234)	362,608
Interest income	1,870	42,883	(41,013)
Gain on settlement of debt obligations	286,535	-	286,535
Net loss	$(15,805,617)	$(25,307,122)	$(9,501,505)

Revenue from mining for the first nine months of 2013 was $17.1 million. We also produced and sold $2.7 million worth of silver in the first nine months of 2013. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. We recorded our first mining revenue from gold sales in October 2012, and accordingly, we did not generate mining revenue during the nine months ended September 30, 2012.

During the first nine months of 2013, we completed the ramp up and stabilization activities of the production system, including improvements to the hauling, crushing and metal extraction processes.

During the nine months ended September 30, 2013, the Company crushed and stacked approximately 900,000 dry tons of mineralized material and shipped 12,429 ounces of gold and 119,237 ounces of silver.

Throughout the nine months ended September 30, 2013, the Company realized an average price of $1,387.44 price per ounce of gold and a $22.55 average sales price per ounce of silver.  In comparison, commodity market prices in the first nine months of 2013 averaged $1,457.22, per ounce of gold and $24.85 per ounce of silver.

Costs applicable to mining revenue for the first nine months of 2013 were approximately 108% of the recognized revenue during the period (the Company was not producing during the comparable prior year nine month period). Costs applicable to revenue include approximately $2.4 million for depreciation, amortization, and depletion and approximately $1 million from the write down in the value of our inventory caused by declining gold prices.

Hospitality revenue from the cottages, hotel rooms, restaurant and bar was stable for the nine months ended September 30, 2013 compared to the same period in 2012. Consistent with current economic conditions and seasonal variations experienced during these periods, we do not expect material changes in our hospitality operational results.

Hospitality operating costs increased approximately 22% to $770 thousand for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The hotel operating costs represent costs incurred for providing room, banquet, restaurant and bar services at the hotel. The increase was attributable to improvements and higher maintenance plus higher labor and food costs in the period.

Reclamation and exploration expenses decreased by $8.4 million or approximately 57% compared to the nine-month period ended September 30, 2012. The decrease is primarily the result of the completion of our 2012 drilling program that commenced in January 2012 and completed in December 2012, and the transition of the Company from an exploration-based company to a production based company.

During the nine months ended September 30, 2013, we sold mining equipment and vehicles with a gross book value of $3,165,746 at a loss of $1,015,496. The loss is included in general and administrative expenses in the condensed consolidated statements of operations.

General and administrative expenses, inclusive of professional and consulting fees, decreased by $1.8 million or approximately 18% compared to the nine month period ended September 30, 2012. The decrease is primarily the result of lower stock based compensation, legal and administrative costs.

During the nine months ended September 30, 2013, we recognized a gain on the settlement of our Auramet Facility obligations of approximately $287 thousand that is not expected to be recurring.

Interest expense increased by $363 thousand, or approximately 84% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due higher average principal obligations outstanding during 2013, as compared to 2012, from the new equipment financing (Caterpillar Equipment Facility) and revolving debt facility entered (Auramet Facility) into in 2012. The Auramet facility was settled in full in the second quarter of 2013.

Liquidity and Capital Resources

Total current assets were $11.2 million at September 30, 2013. Cash and cash equivalents on hand at September 30, 2013 totaled $5.9 million. Inventories, stockpiles, and mineralized material on leach pad totaled $4.2 million. During the first nine months of 2013, the Company reduced its long-term debt by fully paying our $5 million revolving credit facility. The Company has also reduced its operating costs by entering into capital lease arrangements for mine haul trucks with total obligations inclusive of interest at September 30, 2013 of approximately $4.3 million ($3.8 million in principal inclusive of purchase options of $0.7 million). The Company believes it has the ability to make its debt payments within the normal course of business for at least the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2013 was approximately $11.6 million as compared to a use of $17.8 million for the nine months ended September 30, 2012. Our use of cash in the first nine months of 2013 was primarily from operating losses associated with ramping up production, including an increase of $456 thousand for inventory and an increase of $2.2 million in accounts receivable, net of $2.7 million of gold produced and directly transferred as payment on our Auramet Facility which we completely paid off.

Net cash used in investing activities for the nine months ended September 30, 2013 was $2.7 million, primarily as the result of $572 thousand of proceeds from the sale of equipment that was previously used in our mining development and production activities, net of capital asset purchases of $2.6 million and bond deposit increases of $582 thousand. Cash used in investing for the nine months ended September 30, 2012 was approximately $10.7 million, primarily $12.7 million for purchases of equipment used in our mining development and production activities, offset by $1.5 million in proceeds from sale of available-for-sale securities and a reduction in reclamation bond deposits of approximately $0.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $14.1 million, comprised of net proceeds of approximately $18.3 million from the sale of securities in two public offerings totally 9,146,920 shares of our common stock at a prices of $2.00 and $2.11 per share, partially off-set by the pay-down of our long-term debt obligations of approximately $4.2 million. Net cash provided by financing activities for the nine months ended September 30, 2012, was $24.7 million, comprised of net proceeds from the sale of public securities through an underwritten public offering of 9,078,948 shares of common stock at a price of $1.90 per share and long-term debt obligations of approximately $9.7 million.

When pouring commenced in late 2012, the Company averaged approximately 200 gold-equivalent ounces poured per week. The Company aims to continuously adjust its operations to improve grade, maximize yields and increase tons crushed and stacked. The Company continues ramping up its production and exceeded its targeted production rate of 400 ounces per week for the three months ended September 30, 2013, averaging over 400 ounces per week during the third quarter ended 2013, and over 500 ounces per week during September. The Company currently anticipates production of 40,000 gold equivalent ounces for the full year 2014, resulting from improved grades and increased production resulting from expanded permitted capacity during the fourth quarter, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was an exploration company for most of its existence and recently transitioned into production in the Lucerne Mine, and accordingly, has incurred net operating losses and negative cash flows from operations since inception. At September 30, 2013, the Company has cash and cash equivalents of $5.9 million. The Company incurred an operating loss of $15.8 million, used $11.6 million of cash in operations, and used $4.2 million for debt repayments, all for the nine months ended September 30, 2013. The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company’s certificate of incorporation permits it to incur indebtedness for money borrowed of up to $5 million at the discretion of the Board of Directors. The Company believes that it could access one or more other credit facilities on more favorable terms than in the past. The Company currently has no indebtedness for borrowed money.

The Company has financed its activities principally from the sale of equity securities and from debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed.

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

For the remainder of 2013, we plan on spending up to $2 million in capital expenditures, primarily to expand our heap leaching and related production capacity. We will also pay down an additional $0.7 million in debt obligations.

Contractual Obligations

Our contractual obligations at September 30, 2013 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt(1)	$7,825,025	$1,216,326	$4,359,798	$2,201,555	$47,346
Operating Leases(2)	32,375,275	701,475	2,811,300	1,866,000	26,996,500
Capital Leases(3)	4,238,126	803,319	1,825,735	1,609,072
Reclamation and remediation obligations(4)	4,816,775	—	—	—	4,816,775
Other(5)	1,100,000	900,000	200,000	—	—

	$50,355,201	$3,621,120	$9,196,833	$5,676,627	$31,860,621

(1)	Amounts represent principal of $6,400,542 and estimated interest payments of $1,424,483, assuming no early extinguishment.
(2)	The Company leases certain properties under operating leases expiring at various dates through 2049. Amounts include minimum rental and minimum advance royalty payments.
(3)	The Company leases mining equipment under capital lease arrangements. The amounts represent principal of $3,824,297 (inclusive of purchase options totaling $732,720) and estimated interest payments of $413,829.
(4)	We are required to mitigate long-term environment impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The estimated undiscounted cash outflows of these reclamation and remediation obligations are reflected here.

(5)	In July 2012, the Company placed a $4.67 million reclamation surety bond, through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation Reclamation (“BMRR”). The initial cash collateral percentage due to Lexon is approximately 50% of the total state bond amount of $4.82 million. At September 30, 2013, accrued expenses include $0.9 million and other liabilities include $0.2 million remaining due to Lexon for the initial cash collateral.

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

Gold Bullion prices stabilized during the third quarter, averaging approximately $1,327.54 per ounce, up from a yearly low close of $1,192 on June 28, 2013. Gold has fluctuated from that low to a high of $1,419.50 during the quarter. Silver also gained, from annual lows of $18.61 during the second quarter to a high of over $24 per ounce during the third quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2013, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 13,944 shares of common stock in settlement of long-term debt obligations totaling $25,000 during the three months ended September 30, 2013.

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

During the nine months ended September 30, 2013, we have not received notice from MSHA of any potential violations reportable under the Mine Safety Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2013 and 2012 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: October 30, 2013	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

