Form 10-K/A
period 2013-12-31
Comstock Mining Inc.
filed 2014-03-21
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K/A
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

EXPLANATORY NOTE:

This form 10-KA is being filed to remove certain statements regarding the receipt of final notices with respect to possible air emission violations which was included in Part 1, Item 3 and Note 21 to the Consolidated Financial Statements in the original filing, in order to correct the wording and intended meaning of the disclosures. Except for the deletion of these statements, this amendment does not amend any other information set forth in the annual report for the fiscal year specified above, originally filed on March 17, 2014. This amendment speaks as of the original filing date, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way any disclosures made in the originally filed annual report.

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

On August 16, 2013, the Company received a “stop order” from the Nevada Division of Environmental Protection (NDEP) with respect to the use of certain crushing and transfer systems of the Company because emissions controls were not deemed to be compliant with an applicable permit. The Company was able to remedy the controls and the stop order was lifted on August 23, 2013. The Company did not experience any material delays or work stoppages as a result of the stop order, and therefore revenues were not materially affected.
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

Page
Schedule II – Valuation and Qualifying Accounts	F-36

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

On August 16, 2013, the Company received a “stop order” from the Nevada Division of Environmental Protection (NDEP) with respect to the use of certain crushing and transfer systems of the Company because emissions controls were not deemed to be compliant with an applicable permit. The Company was able to remedy the controls and the stop order was lifted on August 23, 2013. The Company did not experience any material delays or work stoppages as a result of the stop order, and therefore revenues were not materially affected.

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