Form 10-Q
period 2014-03-31
Comstock Mining Inc.
filed 2014-04-28
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-35200

COMSTOCK MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	1040 (Primary Standard Industrial Classification Code Number)	65-0955118 (I.R.S. Employer Identification No.)
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
Large accelerated filer  ☐        Accelerated filer  ☒
Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at April 25, 2014 was 74,011,212.

Statement Regarding Forward-Looking Statements
Certain statements contained in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry and market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,602,944	$2,409,446
Accounts receivable	268,484	14,629
Inventories	1,370,994	591,961
Stockpiles and mineralized material on leach pads	618,370	547,480
Prepaid expenses and other current assets	2,632,135	2,396,747
Total current assets	7,492,927	5,960,263
MINERAL RIGHTS AND PROPERTIES, Net	7,436,780	7,470,780
PROPERTIES, PLANT AND EQUIPMENT, Net	25,625,027	25,275,440
RECLAMATION BOND DEPOSIT	2,742,804	2,742,804
RETIREMENT OBLIGATION ASSET	2,240,551	2,491,956
OTHER ASSETS	52,283	58,753
TOTAL ASSETS	$45,590,372	$43,999,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,754,706	$3,131,029
Accrued expenses	6,416,916	7,043,335
Long-term debt obligations and capital lease – current portion	7,825,106	2,675,800
Derivative liabilities	653,638	250,000
Total current liabilities	17,650,366	13,100,164
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	5,633,048	5,231,674
Long-term reclamation liability	5,510,382	5,424,410
Total long-term liabilities	11,143,430	10,656,084
Total liabilities	28,793,796	23,756,248
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 72,292,324 and 70,188,937 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	48,078	46,746
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 24,362 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 1,610 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 23,013 and 24,193 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	15	16
Additional paid-in capital	199,543,780	199,167,304
Accumulated deficit	(182,795,314)	(178,970,335)
Total stockholders’ equity	16,796,576	20,243,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,590,372	$43,999,996

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
REVENUE - MINING	$5,606,064	$3,667,922
REVENUE - HOTEL	157,397	121,844
Total revenues	5,763,461	3,789,766

COST AND EXPENSES
Costs applicable to mining revenue	4,762,901	3,836,097
Hospitality operating costs	286,299	206,341
Reclamation and exploration	1,925,955	2,088,863
General and administrative	2,191,970	3,396,625
Total cost and expenses	9,167,125	9,527,926

LOSS FROM OPERATIONS	(3,403,664)	(5,738,160)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(235,207)	437,814
Interest expense	(186,330)	(463,436)
Interest and other income	222	750
Total other income (expense), net	(421,315)	(24,872)

NET LOSS	(3,824,979)	(5,763,032)

INCOME TAXES	—	—

NET LOSS	(3,824,979)	(5,763,032)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,061,609)	(1,034,307)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,886,588)	$(6,797,339)

Net loss per common share – basic	$(0.07)	$(0.13)

Net loss per common share – diluted	$(0.07)	$(0.13)

Weighted average common shares outstanding — basic	71,808,908	51,666,399

Weighted average common shares outstanding — diluted	71,808,908	51,666,399

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(3,824,979)	$(5,763,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	1,640,309	1,083,169
Stock payments and stock-based compensation	615,491	644,534
Accretion of reclamation liability	85,972	73,206
Loss on sale of properties, plant, and equipment	45,499	1,015,496
Amortization of debt discounts and issuance costs	92,638	382,420
Net change in fair values of derivatives	403,638	(437,814)
Changes in operating assets and liabilities:
Accounts receivable	(219,836)	(1,331,083)
Inventories	(779,033)	(606,690)
Stockpiles and mineralized material on leach pads	(70,890)	(593,342)
Prepaid expenses and other current assets	(191,724)	37,831
Other assets	6,470	6,470
Accounts payable	75,230	49,489
Accrued expenses and other liabilities	(263,859)	(170,210)
NET CASH USED IN OPERATING ACTIVITIES	(2,385,074)	(5,609,556)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	159,310	571,820
Purchase of mineral rights and properties, plant and equipment	(1,142,784)	(202,386)
Increase in reclamation bond deposit	(300,000)	(350,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,283,474)	19,434
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(764,243)	(528,252)
Proceeds from long-term debt obligations	4,626,289	—
Proceeds from the issuance of common stock	—	10,000,000
Common stock issuance costs	—	(261,647)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,862,046	9,210,101
INCREASE IN CASH AND CASH EQUIVALENTS	193,498	3,619,979
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,409,446	5,973,079
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,602,944	$9,593,058
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$179,475	$81,016
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$1	$2
Reclamation bond deposit included in accrued expenses and other liabilities	700,000	1,700,000
Settlement of long-term debt obligations from gold transfers	—	1,965,726
Settlement of long-term debt obligations through transfer of properties, plant and equipment	—	1,028,180
Issuance of common stock for settlement of long-term debt obligations	—	25,000
Dividends paid in common stock (par value)	767	639
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	1,314,644	—
Vested restricted common stock (par value)	67	72
Properties, plant and equipment purchases in current liabilities	420,676	73,824

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014 (UNAUDITED)

1. Interim Financial Statements

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

During the three months ended March 31, 2014, the Company shipped 4,546 ounces of gold, resulting in recognized revenue of approximately $5.6 million. During the three months ended March 31, 2014, the Company shipped 49,292 ounces of silver, resulting in sales of approximately $1.0 million. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

The Company has recurring net losses from operations and an accumulated deficit of $182.8 million as of March 31, 2014.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception. During 2013, the Company's first full year of production, it was limited, by permit, to up to 1 million tons of stacked and processed mineralized material. In late November 2013, the Company modified the permit, increasing the limit to up to 4 million tons per annum, and accordingly, the Company's current business plans reflect increased production, reduced costs and improved efficiencies, and generating prospective, positive cash flows.

The Company has recurring net losses from operations and an accumulated deficit of $182.8 million as of March 31, 2014. At March 31, 2014, the Company had cash and cash equivalents of $2.6 million. The Company incurred an operating loss of $3.8 million and used cash flows in operations of $2.4 million for the three months ended March 31, 2014. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company has financed its exploration and start up activities principally from the sale of equity securities and from debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company received a commitment from a significant investor in March 2014 that it would provide the necessary level of financial support to enable the Company to pay its debts as they become due through March 31, 2015. Accordingly, the Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.
Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

The Company’s recurring losses and negative cash flow from operations require an ongoing assessment of its ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.
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

Derivative Liabilities

Derivative liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in the condensed consolidated statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

The Company manages its exposure to changes in gold market prices by entering into various derivative contracts including gold forward contracts, gold call option contracts, and gold collar option contracts currently with open written calls and purchased puts. Depending on the specific nature of each of the derivative contracts, the changes in the fair value are recognized as either a component of revenue or other income (expense) in the condensed consolidated statements of operations.

The Company has contingent debt obligation payment derivatives whereby it may be required to make additional future cash payments for some of its debt obligations. The changes in the fair value of these contingent debt obligation liabilities are recognized as a component of other income (expense) in the condensed consolidated statements of operations.

Comprehensive Income

The only component of comprehensive loss for the three months ended March 31, 2014 and 2013, was the net loss.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	March 31, 2014	December 31, 2013
In-process	$1,174,660	$591,961
Finished goods	196,334	—
Total inventories	$1,370,994	$591,961

Stockpiles	$88,579	$45,455
Mineralized material on leach pads	529,791	502,025
Total stockpiles and mineralized material on leach pads	$618,370	$547,480
Total	$1,989,364	$1,139,441

3. Properties, Plant and Equipment

During the three months ended March 31, 2014, the Company made capital expenditures totaling approximately $0.6 million, primarily for the design and construction of the heap leach expansion and related infrastructure upgrades. The Company also incurred debt obligations to acquire mining vehicles and equipment with a cost of $1.3 million during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company sold vehicles previously used in mining operations with a gross book value of $405,699 for a net loss of $45,499. The loss is included in general and administrative expenses in the condensed consolidated statement of operations.

4. Derivative Financial Instruments

Derivative financial instruments consisted of the following:

	March 31,	December 31,
Derivative Type	2014	2013
Derivative liabilities
Gold collar options (written calls and purchased puts)	$116,155	$—
Contingent debt obligation payment	369,052	250,000
Gold call options and forwards	168,431	—
Total derivative liabilities	$653,638	$250,000

Gold Collar Options - On February 11, 2014, the Company entered into written call and purchased put gold collar options contracts in connection with the Auramet Revolving Credit Facility transaction (see footnote 6). The premiums received for the written gold calls equaled the premiums paid to purchase the gold puts resulting in no net cash consideration from the Company on the transaction date. The gold calls and puts have various expiration dates through December 2014. The average strike price of the written gold call contracts is approximately $1,375 per ounce and covers a total of 4,600 ounces. The average strike price of the purchased gold put contracts is approximately $1,120 per ounce and covers a total of 4,600 ounces. During the three months ended March 31, 2014, the Company recognized a net loss on the change in fair value of the gold collar options of $116,155 included as components of change in fair value of derivatives in the condensed consolidated statement of operations.

Contingent Debt Obligation Payment Derivative - On February 11, 2014, the Company agreed to pay certain debt issuance costs in connection with the Auramet Revolving Credit Facility transaction (see footnote 6) via the issuance of 137,105 shares of common stock with an estimated grant date fair value of $274,210. With respect to 63,505 of such shares issued to Auramet, the Company agreed to make an additional payment to Auramet equal to the difference between $123,835 and sales proceeds received from the sale of such shares of common stock. As of March 31, 2014 the liability associated with the terms of this agreement was $19,052. During the three months ended March 31, 2014, the Company recognized a loss on the change in the fair value of this obligation of $19,052 included as a component of change in fair value of derivatives in the condensed consolidated statement of operations.

Gold Call Option and Forward Derivatives - During the quarter ended March 31, 2014, the Company entered into separate gold forward and call option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call options are recorded as a liability and totaled $168,431 at March 31, 2014. The Company recognized a gain of $29,625 and a loss of $198,056 on the change in fair value of the gold forward and call option derivatives, respectively, during the quarter ended March 31, 2014. The recognized gains and losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call option derivative contracts outstanding at March 31, 2014 covered a total of 3,800 and 4,600 gold ounces with an average price of $1,299 and $1,284 per ounce, respectively, and are expected to settle or expire within six months.

During the year ended December 31, 2013, the Company entered into an agreement to issue 1,000,000 shares of our common stock for a $2,000,000 principal payment on its Golden Goose debt obligation. As part of the agreement, the Company agreed to make an additional payment to the noteholder on December 31, 2014 equal to the difference between $2,000,000 and the cash proceeds received from the noteholder’s subsequent sale of the common stock shares issued plus the value of any remaining unsold shares held by the noteholder on December 15, 2014. The value of the remaining unsold shares held by the noteholder will be determined based on the closing price of the Company’s common stock on December 15, 2014 multiplied by the number of remaining unsold shares as of December 15, 2014. We determined the contingent obligation to make an additional payment to ultimately satisfy the debt obligation was a derivative liability. The derivative's fair value was $350,000 at March 31, 2014 and $250,000 at December 31, 2013. The recognized loss on the change in fair value of the derivative liability for the three months ended March 31, 2014 was $100,000 and was included as a component of change in fair value of derivatives in the condensed consolidated statement of operations.

5.  Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	March 31, 2014	December 31, 2013
Long-term reclamation liability — beginning of period	$5,424,410	$4,597,156
Additional obligations incurred	—	531,770
Accretion of reclamation liability	85,972	295,484
Long-term reclamation liability — end of period	$5,510,382	$5,424,410

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	March 31, 2014	December 31, 2013
Retirement obligation asset — beginning of period	$2,491,956	$2,803,318
Additional obligations incurred	—	531,770
Amortization of retirement obligation asset	(251,405)	(843,132)
Retirement obligation asset — end of period	$2,240,551	$2,491,956

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	March 31, 2014	December 31, 2013
Note Payable (Auramet Facility)	$5,000,000	$—
Note Payable (Caterpillar Equipment)	1,426,398	1,863,193
Note Payable (Caterpillar Equipment)	420,342	448,402
Note Payable (Caterpillar Equipment)	1,280,144	—
Note Payable (Dayton Resource Area)	62,500	125,000
Note Payable (Donovan Property)	602,649	611,870
Note Payable (Gold Hill Hotel)	292,012	296,496
Note Payable (White House)	290,529	291,811
Note Payable (Railroad & Gold Property)	217,584	220,618
Notes Payable - Other	398,663	403,278
Capital Lease Obligations	3,467,333	3,646,806
Subtotal	13,458,154	7,907,474
Less current portion	(7,825,106)	(2,675,800)
Long-term portion of long-term debt and capital lease obligations	$5,633,048	$5,231,674

Long-Term Debt Obligations

On February 11, 2014, the Company entered into a new $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time. The proceeds of the Revolving Credit Facility have been or will be used for working capital, including production ramp up and preparations for expansion of the Lucerne Mine, including targeted drilling on the east side of the Lucerne Resource area. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Revolving Credit Facility. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). Provided that no default has occurred and is continuing, and the Company has already repaid the principal amount of borrowings under the Revolving Credit Facility in an amount of not less than $1,000,000, the Company has the option until October 6, 2014 to re-borrow funds under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Revolving Credit Facility additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. On February 12, 2014, the Company drew the entire line representing cash proceeds of approximately $4.6 million, net of prepaid interest and fees of approximately $0.4 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. In addition, the Company paid Auramet additional loan fees of approximately $0.3 million via the issuance of 137,105 shares of common stock included as a component of prepaid assets in the condensed consolidated balance sheets. The Company further agreed to make additional loan fee payments if the value of 63,505 of such shares of common stock issued to Auramet is less than $123,835 on August 8, 2014. This resulted in the recognition of a contingent debt obligation payment derivative (see footnote 4). The Revolving Credit Facility will be repaid through 14 semi-monthly cash payments of $357,143 beginning August 8, 2014 and ending February 6, 2015. As of March 31, 2014 there were no additional funds available to the Company under the Revolving Credit Facility.

On March 26, 2014, the Company entered into two notes payable agreements with Caterpillar in the amount of $1,280,144 for the purchase of mining vehicles and equipment, the recourse with respect to which is limited solely to such vehicles and equipment. The notes bear interest rate at 4.7% and are payable in monthly installments of $15,553 and $13,754, respectively, with final remaining principal payments due on March 26, 2018. In addition we financed a mining vehicle with a costs of $34,500 included in other notes payable.

In addition to the above, the Company made timely payments on all of its other outstanding obligations within the normal course of business.

7. Stockholders’ Equity

During the three months ended March 31, 2014, the Company issued 715,140 shares of common stock from the conversion of 1,180 shares of Series B Convertible Preferred Stock. There were no conversion of A-1 or A-2 Preferred Shares during the three months ended March 31, 2014.

On January 1, 2014 the Company declared and issued 1,151,142 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock.

The Company issued 100,000 shares of restricted stock vested under the 2011 Equity Incentive Plan for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company entered into agreements to purchase two additional properties for a total purchase price of $2.0 million. Total consideration transferred by the Company included cash payments of $30,000 and 980,000 common stock shares. The Company has guaranteed that the sellers will receive total consideration for shares issued of $1.96 million by June 30, 2015. Titles to the properties will not transfer until full consideration is received; therefore, as of March 31, 2014, the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s condensed consolidated financial statements.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold collar options (written calls and purchased puts)	$116,155	$—	$116,155	$—
Contingent debt obligation payment	369,052	—	369,052	—
Gold Call options and forwards	168,431	—	168,431	—
Total Liabilities	$653,638	$—	$653,638	$—

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent debt obligation payment	$250,000	$—	$250,000	$—
Total Liabilities	$250,000	$—	$250,000	$—

We had no assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

Gold call option, forward, and collar options - The Company’s gold forward, call options, and gold collar derivatives are valued based on a Black-Scholes model with various observable inputs. These inputs include contractual terms, gold market prices, volatility of gold prices, and risk free interest rates. These derivatives are classified within Level 2 of the valuation hierarchy.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(3,824,979)	$(5,763,032)
Preferred stock dividends	(1,061,609)	(1,034,307)
Loss available to common shareholders	$(4,886,588)	$(6,797,339)

Denominator:
Basic weighted average shares outstanding	71,808,908	51,666,399
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	71,808,908	51,666,399

Net loss per common share:
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved.

	March 31,
	2014	2013
Convertible preferred stock	53,947,036	58,804,748
Stock Options and Warrants	783,500	1,758,500
Restricted stock	3,485,600	4,691,200
	58,216,136	65,254,448

10. Commitments and Contingencies

The Company has minimum third party lease obligations with certain of its mineral properties and related party leases. Minimum annual third party lease payments payable are $52,400 and related party lease payments payable are $880,500. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations from 0.5% to 6% of net smelter revenues from minerals produced on the properties. Certain factors that will influence the amount of the royalties include ounces extracted and prices of gold.

Included in the related party leases is an operating agreement with Northern Comstock, LLC; a related party and an entity controlled by a member of the Board of Directors. The terms of this agreement provide that the Company will make a total of $34.5 million in annual payments of $862,500, in the form of either cash or Series A-1 preferred stock. The operating agreement requires these payments, at least annually, through October 2049. At March 31, 2014, $31.05 million remained due and may be prepaid without penalty.

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

	Three Months Ended March 31,
	2014	2013
Revenue
Mining	$5,606,064	$3,667,922
Hospitality	157,397	121,844
Total revenue	5,763,461	3,789,766

Cost and Expenses
Mining	(8,880,826)	(9,321,585)
Hospitality	(286,299)	(206,341)
Total cost and expenses	(9,167,125)	(9,527,926)

Operating Income (Loss)
Mining	(3,274,762)	(5,653,663)
Hospitality	(128,902)	(84,497)
Total loss from operations	(3,403,664)	(5,738,160)

Other income (expense), net	(421,315)	(24,872)
Net loss	$(3,824,979)	$(5,763,032)

Depreciation, Depletion and Amortization
Mining	$1,604,648	$1,050,751
Hospitality	35,661	32,418
Total depreciation, amortization and depletion	$1,640,309	$1,083,169

Capital Expenditures
Mining	$1,859,842	$128,562
Hospitality	83,477	—
Total capital expenditures	$1,943,319	$128,562

	As of March 31,	As of December 31,
	2014	2013
Assets
Mining	$44,406,196	$42,841,452
Hospitality	1,184,176	1,158,544
	$45,590,372	$43,999,996

12. Subsequent Events

From April 1, 2014 through April 25, 2014, no preferred shareholders converted shares of convertible preferred stock into common shares.

On April 11, 2014 the Company increased the surety bond by $1.15 million as required by the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2013.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three month period ended March 31, 2014, as well as our future results.

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

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton; and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible and socially responsible. The Company has already met the first three intermediate resource validation objectives by validating measured and indicated resources containing more than 2,000,000 gold equivalent ounces. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012 and produced more than 20,000 gold equivalent ounces in 2013. The Company has developed a mine plan intended to increase the annual production rates to approximately 40,000 gold equivalent ounces.

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

Exploration

The Company’s continues to evaluate high priority targets, including in the nearer term, the East Side of the Lucerne and Dayton Resource Areas and also the Spring Valley Target Area. Future programs would include the Occidental, Oest and the Northern Target areas.
The proposed evaluation of the East Side Target areas includes continuing infill drilling, metallurgical testing and geotechnical analysis to confirm the mineral potential and expand the mine plan on the East Side of State Route 342. In addition, the Company is designing a new phase of exploration drilling to include its highest-potential targets, including scoping studies of the Chute Zone in the Lucerne Resource area and plans for expanded exploration and development drilling in the Dayton Resource area that will allow for proper mineral assessment and mine plan development. The drill program is currently being expanded with approximately 100,000 feet of reverse circulation and 20,000 feet of core drilling, for both Lucerne and Dayton, planned at an investment of approximately $7 million.
The Company completed a successful phase of exploration drilling in Spring Valley in 2012. The drilling in the northern portion of Spring Valley was partially predicated to confirm buried mineralization by drilling specific magnetic geophysical anomalies that had similar magnetic signatures as defined by mineralized drill holes, drilled prior to the geophysical surface survey. The drill program is currently being expanded to test the full extent of the geophysical target with approximately 35,000 feet of reverse circulation and 5,000 feet of core drilling planned at an investment of approximately $2 million.
The total 2014-2015, drilling programs, including Lucerne, Dayton and Spring Valley would represent approximately 135,000 feet of reverse circulation drilling, and approximately 25,000 feet of core drilling at a total investment of approximately $9 million. The drilling would be planned to start in the latter half of 2014.

Production

For the first quarter of 2014, the Company poured 4,546 ounces of gold and 49,292 ounces of silver, as compared to 2,261 ounces of gold and 15,599 ounces of silver in the first quarter of 2013, an increase of over 100% for gold ounces produced and over 215% for silver ounces produced when compared to the comparable quarter in 2013. The Company mined approximately 950,000 tons of material (mineralized material and waste) as it continued transitioning into higher-grade segments of the mine plan while expeditiously moving through some higher stripping ratios. Total mineralized material delivered to the leach pad was over 205,000 tons and represented some of the highest gold and silver grades crushed to date. The weighted average for the quarter was .024 ounces per ton gold and .345 ounces per ton silver, with an average in the month of March 2014 exceeding .034 ounces of gold per ton and over .50 ounces of silver per ton.

The Company averaged over 409 gold equivalent ounces poured per week in the first quarter of 2014. During the quarter ended March 31, 2014, the Company crushed and stacked approximately 205,686 dry tons of mineralized material. Throughout this period, the recovery of gold and silver continues, but the most effective economic recovery of gold and silver takes between 45 to 60 days to complete. The Company has recovered 70% of the estimated recoverable gold and 48% of the estimated recoverable silver from the portion of the heap under leach the longest. Preliminary laboratory metallurgical test results suggest that ultimate heap leach recovery will meet or exceed the estimated ounces of recoverable gold and silver.

Throughout the first three months of 2014, the Company realized an average price of $1,251.39 price per ounce of gold and a $20.73 average sales price per ounce of silver.  In comparison, commodity market prices in the first three months of 2014 averaged $1,293.67 per ounce of gold and $20.49 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first three months of 2014, actual Lucerne Mine costs applicable to mining revenue were approximately $5.8 million, $4.8 million net of silver credits. Cost applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs associated with higher production rates and higher absorbed inventory costing associated with costs incurred in advance of achieving the targeted production rate, including the planned increases in 2014. Costs applicable to mining revenue for the first three months of 2014, also include $1.3 million of depreciation.

During the first quarter, the Company continued reducing costs applicable to mining, targeting over $6 million in reductions for 2014, as compared to 2013. The Company has already realized annual savings of approximately $1 million from reduced staffing in crushing, related maintenance, mining and administrative cost reductions with further opportunities in drilling, blasting, logistics and administration. Costs applicable to mining have been reduced over the past five quarters, with first quarter costs of sales, on a cost per ounce basis, at the lowest since inception, at slightly over $1,000 per ounce.

2014 Outlook

Through the end of 2013, the Company began transitioning into production at higher rates and grades with lower sustainable costs. The recently acquired permit now allows processing rates of up to 4 million tons of mineralized material to be placed on the leach pad per annum, and the Company’s 2014 business plan calls for processing at the rate of 40,000 gold equivalent ounces. This expected 2014 production rate is double the 2013 rate. Two additional cells were constructed in 2013 and stacking on these cells has already commenced. The Company is also fully permitted to add an additional cell when needed.

Under our current mine plan, we anticipate doubling the rate of ounces produced when compared to 2013, for both gold and silver, targeting a production rate of 40,000 gold equivalent ounces in 2014. These increases come with lower costs applicable to mining due to focused cost reduction efforts, as well as lower non-mining operating expenses. Once stabilized at the 40,000 ounce per annum run rate, the operating expenses per ounce mined will be significantly lower. The Company expects cash costs per ounce of gold mined of less than $750 per ounce. The Company updated its financial analysis for the Lucerne Mine and anticipates annual operating expenses, including all mining and processing costs, of less than $25 million per annum, a more than a $6 million reduction over prior year 2013. The Company has also identified $3.5 million of cost reductions in all other non-mining activities, including general, administrative and environmental areas.

Recent Developments

From April 1, 2014 through April 25, 2014, no preferred shareholders converted shares of convertible preferred stock into common shares.

Land and Mineral Right Purchases

We will continue to increase our footprint in the Comstock District through strategic acquisitions. We consider the historic Comstock district central to our growth strategy. The following acquisitions described below were completed in the first quarter of 2014.
On February 26, 2014, the Company entered into an agreement to purchase 78 Acres adjacent to its processing facility on American Flat Road, Storey County, Nevada. The purchase price of $1,107,000 comprised of a $20,000 cash payment and $1,087,000 in Company restricted common stock. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. On March 7, 2014, the Company issued 543,500 restricted shares of common stock to Dan and Caroline Salzwimmer towards the purchase of this property. Escrow is scheduled to close on June 30, 2015.
On February 26, 2014, the Company entered into an agreement to purchase buildings and mining claims adjacent to its processing facility on American Flat Road, Storey County, Nevada. The purchase price of $893,000 comprised of a $20,000 cash payment and $873,000 in Company restricted common stock. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. On March 7, 2014, the Company issued 436,500 restricted shares of common stock to Dan and Caroline Salzwimmer towards the purchase of this property. Escrow is scheduled to close on June 30, 2015.

Comparative Financial Information

The Company has two operating segments; mining and hospitality. As we continue to focus on the increased productivity of our mining operations, our hospitality segment has become immaterial to our consolidated financial position, results of operations, and cash flows for the three months ended March 31, 2014.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2014	March 31, 2013	Change
Revenue - Mining	$5,606,064	$3,667,922	$1,938,142
Revenue - Hospitality	157,397	121,844	35,553

Cost applicable to mining revenue	4,762,901	3,836,097	926,804
Hospitality operating costs	286,299	206,341	79,958
Reclamation and exploration expenses	1,925,955	2,088,863	(162,908)
General and administrative	2,191,970	3,396,625	(1,204,655)
Loss from operations	(3,403,664)	(5,738,160)	(3,363,133)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(235,207)	437,814	(673,021)
Interest expense	(186,330)	(463,436)	277,106
Interest income	222	750	(528)

Net loss	$(3,824,979)	$(5,763,032)	$1,938,053

Mining revenue in the first quarter of 2014 was $5.6 million. We also produced and sold $1.0 million worth of silver in the in the first quarter of 2014. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. The increase of $1.9 million from the first quarter of 2013 to the first quarter of 2014 resulted from increased ounces sold of approximately 2,285 ounces of gold, over 100% increase and 33,693 of silver, over 215% increase. This increase was offset by lower average gold prices in the first quarter of 2014, of $1,293.67 per ounce, as compared to the first quarter of 2013, of $1,630.47 per ounce.

Throughout the first three months of 2014, the Company realized an average price of $1,251.39 price per ounce of gold and a $20.73 average sales price per ounce of silver. In comparison, commodity market prices in the first three months of 2014 averaged $1,293.67 per ounce of gold and $20.49 per ounce of silver.

Costs applicable to mining revenue were approximately $4.8 million and $3.8 million for quarters ended March 31, 2014, and March 31, 2013, respectively. The increase of $0.9 million from the first quarter of 2013 to the first quarter of 2014 resulted from the increased production rate. Although production doubled from the first quarter of 2013 to the first quarter of 2014, costs increased only 24%. This was achieved by production stabilization efforts put in place over 2013 and by efficiencies gained as the Company eliminated redundant costs associated with the temporary use of longer haul routes in the first quarter of 2013.

General and administrative expenses, inclusive of professional and consulting fees, decreased by $1.2 million or approximately 35% compared to the period ended March 31, 2013. The decrease is primarily the result of lower stock-based compensation expense and lower legal and administrative costs.

Interest expense decreased by $277 thousand, or approximately 60% for the three months ended March 31, 2014, from the three months ended March 31, 2013, primarily due to reductions in debt obligations outstanding for the 2012 equipment financing (Caterpillar Equipment Facility) and revolving 2012 debt facility (Auramet Facility). The 2012 Auramet Facility was settled full in the second quarter of 2013. During the three months ended March 31, 2014 , we incurred additional financing obligations of approximately $6.3 million, including $5.0 million associated with the 2014 Auramet Facility, somewhat offset by reducing other outstanding debt balances by $0.8 million..

Net loss was $3,824,979 and $5,763,032 for the quarters ended March 31, 2014 and 2013, respectively. The decrease of $1,938,053 or 34%, was primarily the result of increased production along with activities focused on costs savings in crushing, related maintenance, mining and administrative.

Liquidity and Capital Resources

Total current assets were $7.5 million at March 31, 2014. Cash and cash equivalents on hand at March 31, 2014 totaled $2.6 million. Inventories, stockpiles, and mineralized material on leach pad totaled $2.0 million, including $196 thousand in finished goods. In February 2014, the Company entered into a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, pursuant to which the Company may borrow up to $5 million outstanding at any one time. The Company also reduced its operating costs by entering into two notes payable agreements with Caterpillar in the amount of $1,280,144 for the purchase of mining vehicles and equipment eliminating higher rental costs. The Company believes it has the ability to make its debt payments within the normal course of business for at least next twelve months.

Net cash used in operating activities for the three months ended March 31, 2014 was approximately $2.4 million as compared to a use of $5.6 million for the three months ended March 31, 2013. Our use of cash in the first three months of 2014 was primarily from operating losses associated with higher mining costs relative to revenue due to a relatively higher ratio of waste to ore, somewhat offset by increase grade and less ore crushed for the first quarter.

Net cash used in investing activities for the three months ended March 31, 2014 was $1.3 million, primarily as the result of $1.1 million purchase of mining vehicles and bond increases of 0.3 million offset by $0.2 million of proceeds from the sale of equipment previously used in our mining activities.

Net cash provided by financing activities for the three months ended March 31, 2014, was $3.9 million, comprised of proceeds of $4.6 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of our long-term debt obligations of approximately $0.8 million. Net cash provided by financing activities for three months ended March 31, 2013, was $9.2 million comprised of net proceeds of approximately $9.7 million from the sale of securities through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share partially off-set by the pay-down of our long-term debt obligations of approximately $0.5 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception. During 2013, the Company's first full year of production, it was limited, by permit, to up to 1 million tons of stacked and processed mineralized material. In late November 2013, the Company modified the permit, increasing the limit to up to 4 million tons per annum, and accordingly, the Company's current business plans reflect increased production, reduced costs and improved efficiencies, and generating prospective, positive cash flows. The Company continues reducing costs applicable to mining, targeting over $6 million in reductions for 2014, as compared to 2013. The Company has already realized annual savings of approximately $1 million from reduced staffing in crushing, related maintenance, mining and administrative cost reductions with further opportunities in drilling, blasting, logistics and administration. The Company's 2014 goal remains the doubling the rate of year over year production ounces and increasing cash flow, while reducing costs and achieving a cash cost applicable to mining of less than $750 per ounce.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was an exploration company for most of its existence and recently transitioned into production in the Lucerne Mine, and accordingly, has incurred net operating losses and negative cash flows from operations since inception. At March 31, 2014, the Company has cash and cash equivalents of $2.6 million. For the three months ended March 31, 2014, the Company incurred an operating loss of $3.4 million, used $2.4 million of cash in operations, and used $764 thousand for debt repayments. The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company’s certificate of incorporation permits it to incur indebtedness for money borrowed of up to $5 million at the discretion of the Board of Directors. The Company entered into a $5 million Revolving Credit Facility and drew down approximately $4.6 million in February 2014. The Company has financed its activities principally from the sale of equity securities and from debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company received a commitment from a significant investor in March 2014 that it would provide the necessary level of financial support to enable the Company to pay its debts as they become due through March 31, 2015. Accordingly, the Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

The Company’s recurring losses and negative cash flow from operations require an ongoing assessment of our ability to continue as a going concern. The unaudited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

The Revolving Credit Facility with Auramet International, LLC, contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Revolving Credit Facility additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. The Company is in compliance with all required covenants.

For the remainder of 2014, we plan on spending up to $3.3 million in capital expenditures, primarily for expansion of the Lucerne Mine, including targeted drilling on the east side of the Lucerne Resource area. We also plan to pay down an additional $6 million in debt obligations, including $3.9 million on the Auramet Facility.  The Auramet Facility will be repaid through bi-weekly payments of $357,143 commencing August 2014.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price – Changes in the market price of gold may significantly affect our profitability and cash flow. Gold prices fluctuate widely due to factors such as; demand, global mine production levels, investor sentiment, central bank reserves, and the value of the U.S. dollar.

In the first quarter of 2014 Gold Bullion prices averaged approximately $1,293.67 per ounce, up from a quarterly low close of $1,221 on January 8, 2014. Gold has fluctuated from that low to a high of $1,385 during the quarter. Silver prices averaged $20.49 per ounce, also gaining from quarterly lows of $19.27 on February 3, 2014 to a high of over $22.05 per ounce during the first quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the three months ending March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 137,105 shares of common stock for total consideration of $274,120 for the payment of Auramet loan origination fees during the three months ended March 31, 2014.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to an accredited investor within the meaning of Rule 501 of Regulation D of the Securities Act. The recipient of securities in this transaction had adequate access, through business or other relationships, to information about us.

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

During the three months ended March 31, 2014, we have not received notice from MSHA of any potential violations reportable under the Mine Safety Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months periods ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: April 28, 2014	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).