Form 10-Q
period 2014-06-30
Comstock Mining Inc.
filed 2014-07-22
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Large accelerated filer  ☐        Accelerated filer  ☒
Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at July 18, 2014 was 84,477,198.

Statement Regarding Forward-Looking Statements
Certain statements contained in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry and market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; future employment and contributions of personnel; and management; tax and interest rates; capital expenditures; nature and timing of restructuring charges and the impact thereof; productivity, business processes, rationalization and other, operational initiatives; investments, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities; unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,226,293	$2,409,446
Accounts receivable	204,715	14,629
Inventories	508,128	591,961
Stockpiles and mineralized material on leach pads	610,010	547,480
Prepaid expenses	1,933,522	2,396,747
Total current assets	15,482,668	5,960,263
MINERAL RIGHTS AND PROPERTIES, Net	7,406,780	7,470,780
PROPERTIES, PLANT AND EQUIPMENT, Net	24,472,100	25,275,440
RECLAMATION BOND DEPOSIT	3,316,785	2,742,804
RETIREMENT OBLIGATION ASSET	1,989,146	2,491,956
OTHER ASSETS	45,814	58,753
TOTAL ASSETS	$52,713,293	$43,999,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,537,323	$3,131,029
Accrued expenses	6,837,267	7,043,335
Long-term debt obligations and capital lease – current portion	7,602,025	2,675,800
Derivative liabilities	529,170	250,000
Total current liabilities	17,505,785	13,100,164
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	5,090,721	5,231,674
Long-term reclamation liability	5,596,353	5,424,410
Total long-term liabilities	10,687,074	10,656,084
Total liabilities	28,192,859	23,756,248
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 80,556,241 and 70,188,937 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	53,591	46,746
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 24,362 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 1,610 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 22,975 and 24,193 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	15	16
Additional paid-in capital	210,650,712	199,167,304
Accumulated deficit	(186,183,901)	(178,970,335)
Total stockholders’ equity	24,520,434	20,243,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,713,293	$43,999,996

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
REVENUE - MINING	$5,978,983	$6,811,516
REVENUE - HOSPITALITY	236,932	174,393
Total revenues	6,215,915	6,985,909

COST AND EXPENSES
Costs applicable to mining revenue	5,466,762	8,233,818
Hospitality operating costs	304,846	253,583
Mine development, reclamation and exploration	2,068,740	2,336,948
General and administrative	1,476,336	1,826,513
Total cost and expenses	9,316,684	12,650,862

LOSS FROM OPERATIONS	(3,100,769)	(5,664,953)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	18,373	81,787
Interest expense	(307,204)	(228,511)
Interest and other income	1,014	287,353
Total other income (expense), net	(287,817)	140,629

NET LOSS	(3,388,586)	(5,524,324)

INCOME TAXES	—	—

NET LOSS	(3,388,586)	(5,524,324)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(957,307)	(1,029,735)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,345,893)	$(6,554,059)

Net loss per common share – basic	$(0.06)	$(0.11)

Net loss per common share – diluted	$(0.06)	$(0.11)

Weighted average common shares outstanding — basic	76,592,200	57,443,706

Weighted average common shares outstanding — diluted	76,592,200	57,443,706

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
REVENUE - MINING	$11,585,047	$10,479,438
REVENUE - HOSPITALITY	394,329	296,237
Total revenues	11,979,376	10,775,675

COST AND EXPENSES
Costs applicable to mining revenue	10,229,663	12,069,915
Hospitality operating costs	591,145	459,923
Mine development, reclamation and exploration	3,994,695	4,425,812
General and administrative	3,668,307	5,223,138
Total cost and expenses	18,483,810	22,178,788

LOSS FROM OPERATIONS	(6,504,434)	(11,403,113)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(216,834)	519,601
Interest expense	(493,534)	(691,947)
Interest and other income	1,236	288,103
Total other income (expense), net	(709,132)	115,757

NET LOSS	(7,213,566)	(11,287,356)

INCOME TAXES	—	—

NET LOSS	(7,213,566)	(11,287,356)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,915,025)	(2,064,042)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,128,591)	$(13,351,398)

Net loss per common share – basic	$(0.12)	$(0.24)

Net loss per common share – diluted	$(0.12)	$(0.24)

Weighted average common shares outstanding — basic	74,192,028	54,571,012

Weighted average common shares outstanding — diluted	74,192,028	54,571,012

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(7,213,566)	$(11,287,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	3,299,133	2,126,279
Stock payments and stock-based compensation	1,193,265	1,317,400
Accretion of reclamation liability	171,943	146,413
Loss on sale of properties, plant, and equipment	45,499	1,015,496
Amortization of debt discounts and issuance costs	300,924	547,913
Write down of inventories and stockpiles and mineralized material on leach pad	—	986,600
Net change in fair values of derivatives	279,170	(519,601)
Gain on settlement of debt obligations	—	(286,535)
Changes in operating assets and liabilities:
Accounts receivable	(190,086)	(2,340,924)
Inventories	83,833	(83,757)
Stockpiles and mineralized material on leach pads	(62,530)	(306,120)
Prepaid expenses and other current assets	(213,291)	78,235
Other assets	12,939	12,941
Accounts payable	191,462	211,732
Accrued expenses and other liabilities	(180,049)	(14,795)
NET CASH USED IN OPERATING ACTIVITIES	(2,281,354)	(8,396,079)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	155,120	571,820
Purchase of mineral rights and properties, plant and equipment	(1,450,794)	(1,001,136)
Increase in reclamation bond deposit	(600,000)	(650,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,895,674)	(1,079,316)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,529,648)	(3,752,916)
Proceeds from long-term debt obligations	4,626,289	—
Proceeds from the issuance of common stock	10,993,283	10,000,000
Common stock issuance costs	(96,049)	(306,647)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,993,875	5,940,437
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,816,847	(3,534,958)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,409,446	5,973,079
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,226,293	$2,438,121
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$375,389	$189,632
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$1	$2,273
Reclamation bond deposit included in accrued expenses and other liabilities	973,982	1,400,000
Settlement of long-term debt obligations from gold transfers	—	2,723,107
Settlement of long-term debt obligations through transfer of properties, plant and equipment	—	1,028,180
Issuance of common stock for settlement of long-term debt obligations	—	50,000
Dividends paid in common stock (par value)	767	639
Issuance of common stock for mineral property	149,332	—
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	1,314,644	—
Vested restricted common stock (par value)	517	84
Properties, plant and equipment purchases in current liabilities	87,060	400,152

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014 (UNAUDITED)

1. Interim Financial Statements

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

On May 14, 2014, the Company raised approximately $11 million in net proceeds through a public offering of 7,475,000 shares (including 975,000 shares delivered pursuant to the underwriters' exercise of the over-allotment option) of common stock at a price of $1.59 per share. The Company intends to use the net proceeds from the offering for production expansion, exploration and development drilling and general corporate purposes.

During the three and six months ended June 30, 2014, the Company shipped 4,645 and 9,152 ounces of gold, respectively, resulting in recognized revenue of approximately $6.0 million and $11.6 million, respectively. During the three and six months ended June 30, 2014, the Company shipped 48,621 and 97,979 ounces of silver, respectively, resulting in sales of approximately $1.0 million and $2.0 million, respectively. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception resulting in an accumulated deficit of $186.2 million.

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

The Company incurred an operating loss of $7.2 million and used cash flows in operations of $2.3 million for the six months ended June 30, 2014. The Company incurred an operating loss of $3.4 million and provided positive cash flows from operations for the three months ended June 30, 2014. At June 30, 2014, the Company had cash and cash equivalents of $12.2 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company has financed its exploration, development and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11 million, net of issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 per share. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

                Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

General and Administrative Expense Presentation

The amounts for consultants and professional fees in prior periods have been reclassified to conform to the current period presentation wherein these amounts are recorded within the general and administrative line item. In prior periods all consultants and professional fees were recorded within a separate consultants and professional fees line item.

Comprehensive Income

The only component of comprehensive loss for the three and six months ended June 30, 2014 and 2013, was the net loss.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	June 30, 2014	December 31, 2013
In-process	$508,128	$591,961
Finished goods	—	—
Total inventories	$508,128	$591,961

Stockpiles	$155,785	$45,455
Mineralized material on leach pads	454,225	502,025
Total stockpiles and mineralized material on leach pads	$610,010	$547,480
Total	$1,118,138	$1,139,441

3. Properties, Plant and Equipment

During the six months ended June 30, 2014, the Company made capital expenditures totaling approximately $2.2 million. Approximately $0.6 million was primarily for the design and construction of the heap leach expansion and related infrastructure upgrades. In June 2014, the Company closed escrow in the amount of approximately $0.2 million on the purchase of property for 5 vacant lots near the mining and processing operation. The Company also incurred debt obligations to acquire mining vehicles and equipment with a cost of $1.3 million.

During the six months ended June 30, 2014, the Company sold vehicles previously used in mining operations with a gross book value of $425,449 incurring a loss of $45,499. The loss is included in general and administrative expenses in the condensed consolidated statements of operations.

Depreciation expense for the three and six month periods ended June 30, 2014 was $1.3 and $2.7 million, respectively.

4. Derivative Financial Instruments

Derivative financial instruments consisted of the following:

	June 30,	December 31,
Derivative Type	2014	2013
Derivative liabilities
Gold collar options (written calls and purchased puts)	$28,980	$—
Contingent debt obligation payment	437,854	250,000
Gold call options and forwards	62,336	—
Total derivative liabilities	$529,170	$250,000

Gold Collar Options - On February 11, 2014, the Company entered into written call and purchased put gold collar options contracts in connection with the Revolving Credit Facility transaction (see footnote 6). The premiums received for the written gold calls equaled the premiums paid to purchase the gold puts resulting in no net cash consideration from the Company on the transaction date. The gold calls and puts have various expiration dates through December 2014. The average strike price of the written gold call contracts is approximately $1,375 per ounce and covers a total of 4,600 ounces. The average strike price of the purchased gold put contracts is approximately $1,120 per ounce and covers a total of 4,600 ounces. During the three and six month periods ended June 30, 2014, the Company recognized a net gain of $87,175 and a net loss of $28,980, respectively, on the change in fair value of the gold collar options included as components of change in fair value of derivatives in the condensed consolidated statement of operations.

Contingent Debt Obligation Payment Derivative - On February 11, 2014, the Company agreed to pay certain debt issuance costs in connection with the Revolving Credit Facility transaction (see footnote 6) via the issuance of 137,105 shares of common stock with an estimated grant date fair value of $274,210. With respect to 63,505 of such shares issued to Auramet, the Company agreed to make an additional payment to Auramet equal to the difference between $123,835 and sales proceeds received from the sale of such shares of common stock. As of June 30, 2014 the liability associated with the terms of this agreement was $21,382. During the three and six month periods ended June 30, 2014, the Company recognized a loss of $2,330 and $21,382, respectively, on the change in the fair value of this obligation included as a component of change in fair value of derivatives in the condensed consolidated statement of operations.

Gold Call Option and Forward Derivatives - During the six months ended June 30, 2014, the Company entered into separate gold forward and call option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call options are recorded as a liability and totaled $62,336 at June 30, 2014. During the three and six month periods ended June 30, 2014, the Company recognized a loss of $29,713 and $88, respectively, on the change in fair value of the gold forward derivatives. During the three and six month periods ended June 20, 2014, the Company recognized a gain of $135,808 and a loss of $62,248 on the change in fair value of the call option derivatives. The recognized gains and losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call option derivative contracts outstanding at June 30, 2014 covered a total of 88 and 1,900 gold ounces with an average price of $1,315 and $1,306 per ounce, respectively, and are expected to settle or expire within four months.

During the year ended December 31, 2013, the Company entered into an agreement to issue 1,000,000 shares of common stock for a $2,000,000 principal payment on its Golden Goose debt obligation. As part of the agreement, the Company agreed to make an additional payment to the noteholder on December 31, 2014 equal to the difference between $2,000,000 and the cash proceeds received from the noteholder’s subsequent sale of the common stock shares issued plus the value of any remaining unsold shares held by the noteholder on December 15, 2014. The value of the remaining unsold shares held by the noteholder will be determined based on the closing price of the Company’s common stock on December 15, 2014 multiplied by the number of remaining unsold shares as of December 15, 2014. We determined the contingent obligation to make an additional payment to ultimately satisfy the debt obligation was a derivative liability. The derivative's fair value was $416,472 at June 30, 2014, and $250,000 at December 31, 2013. The recognized loss on the change in fair value of the derivative liability for the three and six month periods ended June 30, 2014 was $66,472 and $166,472, respectively, and was included as a component of change in fair value of derivatives in the condensed consolidated statement of operations.

5.  Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	June 30, 2014	December 31, 2013
Long-term reclamation liability — beginning of period	$5,424,410	$4,597,156
Additional obligations incurred	—	531,770
Accretion of reclamation liability	171,943	295,484
Long-term reclamation liability — end of period	$5,596,353	$5,424,410

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	June 30, 2014	December 31, 2013
Retirement obligation asset — beginning of period	$2,491,956	$2,803,318
Additional obligations incurred	—	531,770
Amortization of retirement obligation asset	(502,810)	(843,132)
Retirement obligation asset — end of period	$1,989,146	$2,491,956

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	June 30, 2014	December 31, 2013
Note Payable (Auramet Facility)	$5,000,000	$—
Note Payable (Caterpillar Equipment)	2,667,467	2,311,595
Note Payable (Dayton Resource Area)	—	125,000
Note Payable (Donovan Property)	593,288	611,870
Note Payable (Gold Hill Hotel)	287,477	296,496
Note Payable (White House)	289,232	291,811
Note Payable (Railroad & Gold Property)	214,516	220,618
Notes Payable - Other	354,911	403,278
Capital Lease Obligations	3,285,855	3,646,806
Subtotal	12,692,746	7,907,474
Less current portion	(7,602,025)	(2,675,800)
Long-term portion of long-term debt and capital lease obligations	$5,090,721	$5,231,674

Long-Term Debt Obligations

On February 11, 2014, the Company entered into a new $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time. The proceeds of the Revolving Credit Facility have been or will be used for working capital, including production ramp up and preparations for expansion of the Lucerne Mine, including targeted drilling on the east side of the Lucerne Resource area. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Revolving Credit Facility. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). Provided that no default has occurred and is continuing, and the Company has already repaid the principal amount of borrowings under the Revolving Credit Facility in an amount of not less than $1,000,000, the Company has the option until October 6, 2014 to re-borrow funds under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Revolving Credit Facility additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. On February 12, 2014, the Company drew the entire line representing cash proceeds of approximately $4.6 million, net of prepaid interest and fees of approximately $0.4 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. In addition, the Company paid Auramet additional loan fees of approximately $0.3 million via the issuance of 137,105 shares of common stock included as a component of prepaid assets in the condensed consolidated balance sheets. The Company further agreed to make additional loan fee payments if the value of 63,505 of such shares of common stock issued to Auramet is less than $123,835 on August 8, 2014. This resulted in the recognition of a contingent debt obligation payment derivative (see footnote 4). The Revolving Credit Facility will be repaid through 14 bi-weekly cash payments of $357,143 beginning August 8, 2014 and ending February 6, 2015. As of June 30, 2014, there were no additional funds available to the Company under the Revolving Credit Facility.

On March 26, 2014, the Company entered into two notes payable agreements with Caterpillar in the amount of $1,280,144 for the purchase of mining vehicles and equipment, the recourse with respect to which is limited solely to such vehicles and equipment. The notes bear interest rate at 4.7% and are payable in monthly installments of $15,553 and $13,754, respectively, with final remaining principal payments due on March 26, 2018. In addition, we financed a mining vehicle with a cost of $34,500 included in other notes payable.

In addition to the above, the Company made timely payments on all of its other outstanding obligations within the normal course of business.

7. Stockholders’ Equity

During the six months ended June 30, 2014, the Company issued 738,169 shares of common stock from the conversion of 1,218 shares of Series B Convertible Preferred Stock. There were no conversion of A-1 or A-2 Preferred Shares during the three months ended June 30, 2014.

In May 2014, the Company issued 7,475,000 shares of common stock to investors at a price per share of $1.59. As a result of the offering, the Company received net cash proceeds of approximately $11.0 million. For additional information related to this offering please see our Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”) on May 9, 2014.

During the six months ended June 30, 2014, the Company declared and issued 1,151,142 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock.

777,000 shares of restricted stock vested under the 2011 Equity Incentive Plan for the six months ended June 30, 2014.

On June 26, 2014, the Company closed escrow on the purchase of property known as (the “5 Vacant Lots”). The purchase included the issuance of 88,888 shares of common stock with a fair value of $149,332.

On February 26, 2014, the Company entered into an agreement to purchase 78 Acres adjacent to its processing facility on American Flat Road, Storey County, Nevada. The purchase price of $1,107,000 comprised of a $20,000 cash payment and

$1,087,000 in Company restricted common stock. On March 7, 2014, the Company issued 543,500 restricted shares of common stock to Dan and Caroline Salzwimmer towards the purchase of this property. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of June 30, 2014 the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s consolidated financial statements. Escrow is scheduled to close on June 30, 2015.

On February 26, 2014, the Company entered into an agreement to purchase buildings and mining claims adjacent to its processing facility on American Flat Road, Storey County, Nevada. The purchase price of $893,000 comprised of a $20,000 cash payment and $873,000 in Company restricted common stock. On March 7, 2014, the Company issued 436,500 restricted shares of common stock to Dan and Caroline Salzwimmer towards the purchase of this property. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of June 30, 2014 the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s consolidated financial statements. Escrow is scheduled to close on June 30, 2015.

In April 2014, the Company entered into an agreement to purchase land and a building located near its mine offices in Gold Hill, Storey County, Nevada for $425,000. The purchase price includes $25,000 cash and the remaining amount in Company restricted common stock. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of June 30, 2014 the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s consolidated financial statements. Escrow is expected to close on or before November 2, 2015.

During the six months ended June 30, 2014, the Company issued 137,105 shares of common stock with a value of $274,210 for the payment of debt issuance cost.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold collar options (written calls and purchased puts)	$28,980	$—	$28,980	$—
Contingent debt obligation payment	437,854	—	437,854	—
Gold Call options and forwards	62,336	—	62,336	—
Total Liabilities	$529,170	$—	$529,170	$—

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent debt obligation payment	$250,000	$—	$250,000	$—
Total Liabilities	$250,000	$—	$250,000	$—

We had no assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013. During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,388,586)	$(5,524,324)	$(7,213,566)	$(11,287,356)
Preferred stock dividends	(957,307)	(1,029,735)	(1,915,025)	(2,064,042)
Loss available to common shareholders	$(4,345,893)	$(6,554,059)	$(9,128,591)	$(13,351,398)

Denominator:
Basic weighted average shares outstanding	76,592,200	57,443,706	74,192,028	54,571,012
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	76,592,200	57,443,706	74,192,028	54,571,012

Net loss per common share:
Basic	$(0.06)	$(0.11)	$(0.12)	$(0.24)
Diluted	$(0.06)	$(0.11)	$(0.12)	$(0.24)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved.

	June 30,
	2014	2013
Convertible preferred stock	53,820,370	57,992,307
Stock Options and Warrants	583,500	883,500
Restricted stock	1,796,600	4,237,000
	56,200,470	63,112,807

10. Commitments and Contingencies

The Company has minimum third party lease obligations with respect to certain of its mineral properties and related party leases. Minimum annual third party lease payments are $52,400 and annual related party lease payments are $880,500. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations from 0.5% to 6% of net smelter revenues from minerals produced on the properties. Certain factors that will influence the amount of the royalties include ounces extracted and prices of gold.

Included in the related party leases is an operating agreement with Northern Comstock, LLC; a related party and an entity controlled by a member of the Board of Directors. The terms of this agreement provide that the Company will make a total of $34.5 million in annual payments of $862,500, in the form of either cash or Series A-1 preferred stock. The operating agreement requires these payments, at least annually, through October 2049. At June 30, 2014, $31.05 million remained due and may be prepaid without penalty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Mining	$5,978,983	$6,811,516	$11,585,047	$10,479,438
Hospitality	236,932	174,393	394,329	296,237
Total revenue	6,215,915	6,985,909	11,979,376	10,775,675

Cost and Expenses
Mining	(9,011,838)	(12,360,332)	(17,892,665)	(21,681,917)
Hospitality	(304,846)	(290,530)	(591,145)	(496,871)
Total cost and expenses	(9,316,684)	(12,650,862)	(18,483,810)	(22,178,788)

Operating Income (Loss)
Mining	(3,032,855)	(5,548,816)	(6,307,618)	(11,202,479)
Hospitality	(67,914)	(116,137)	(196,816)	(200,634)
Total loss from operations	(3,100,769)	(5,664,953)	(6,504,434)	(11,403,113)

Other income (expense), net	(287,817)	140,629	(709,132)	115,757
Net loss	$(3,388,586)	$(5,524,324)	$(7,213,566)	$(11,287,356)

Depreciation, Depletion and Amortization
Mining	$1,629,530	$1,010,692	$3,234,179	$2,061,443
Hospitality	29,293	32,418	64,954	64,836
Total depreciation, amortization and depletion	$1,658,823	$1,043,110	$3,299,133	$2,126,279

Capital Expenditures
Mining	$231,285	$1,133,465	$2,091,127	$1,262,027
Hospitality	—	—	83,477	—
Total capital expenditures	$231,285	$1,133,465	$2,174,604	$1,262,027

	As of June 30,	As of December 31,
	2014	2013
Assets
Mining	$51,548,469	$42,841,452
Hospitality	1,164,824	1,158,544
	$52,713,293	$43,999,996

12. Subsequent Events

From July 1, 2014, through July 18, 2014, no preferred shareholders converted shares of convertible preferred stock into common shares. In that same time period, the Company issued a total of 1,103,457 shares of common stock for dividends.

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six month periods ended June 30, 2014, as well as our future results.

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

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible and socially responsible. The Company has already met the first three intermediate resource validation objectives by validating measured and indicated resources containing more than 2,000,000 gold equivalent ounces. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012 and produced more than 20,000 gold equivalent ounces in 2013. The Company has developed a mine plan intended to increase the annual production rates to approximately 40,000 gold equivalent ounces.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining. The Company now owns or controls approximately 7,460 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 1,389 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,071 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

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

Exploration

The Company continues to evaluate high priority targets, including in the nearer term, the East Side of the Lucerne and Dayton Resource Areas and also the Spring Valley Target Area. Future programs would include the Occidental, Oest and the Northern Target areas.
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

Production

During the second quarter of 2014, the Company poured 4,645 ounces of gold and 48,621 ounces of silver, averaging over 423 gold equivalent ounces poured per week. The Company mined approximately 944 thousand tons of material (mineralized material and waste) as it continued persistently moving through higher stripping ratios. Total mineralized material delivered to the leach pad was over 122 thousand tons and represented some of the highest gold and silver grades crushed to date.

Gold and silver grades continued improving and the weighted average for the second quarter of 2014, was 0.034 ounces per ton gold and 0.546 ounces per ton silver as compared to a weighted average for the second quarter of 2013 of 0.017 ounces per ton gold and 0.284 ounces per ton silver. April 2014, represented our best month to date, with an average of 0.049 ounces of gold per ton and almost 0.749 ounces of silver per ton.

During the first six months of 2014, the Company poured 9,152 ounces of gold and 97,979 ounces of silver, as compared to 7,182 ounces of gold and 58,591 ounces of silver in the first half of 2013, an increase of over 27% for gold ounces produced and over 67% for silver ounces produced when compared to the first six months of 2013.

Throughout the first six months of 2014, the Company realized an average price of $1,269.35 price per ounce of gold and a $20.25 average sales price per ounce of silver.  In comparison, commodity market prices in the first six months of 2014 averaged $1,291.25 per ounce of gold and $20.05 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first six months of 2014, actual Lucerne Mine costs applicable to mining revenue were approximately $12.2 million, $10.2 million net of silver credits as compared to $13.5, $12.1 million net of silver credits during the first six months of 2013. Costs applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs, among others. Costs applicable to mining revenue for the first six months of 2014 and 2013, also include $2.6 million of depreciation and $1.5 million of depreciation, respectively.

During the second quarter, the Company continued reducing costs applicable to mining, targeting over $6 million in reductions for 2014, as compared to 2013, and an additional $3.5 million in administration and all other costs. The Company has already realized annual savings of approximately $3.3 million from reduced staffing in crushing, related maintenance, mining and administrative, drilling and blasting, logistics and administration cost reductions, with second quarter run rates well exceeding these achieved levels. Costs applicable to mining have been reduced over the past six quarters, with second quarter costs of sales, on a cash cost per ounce basis, at the lowest since inception, at slightly under $840 per ounce.

2014 Outlook

Through the end of 2013, the Company began transitioning into production at higher rates and grades with lower sustainable costs. The recently acquired permit now allows processing rates of up to 4 million tons of mineralized material to be placed on the leach pad per annum, and the Company’s 2014 business plan calls for processing at the rate of 40,000 gold equivalent ounces. This expected 2014 production run rate during the second half of 2014 is planned at double the 2013 rate. Two additional cells were constructed in late 2013 and stacking on these cells commenced during the fourth quarter of 2013. The Company is also fully permitted to add an additional cell when needed.

Under our current mine plan, we anticipate doubling the rate of ounces produced when compared to 2013, for both gold and silver, targeting a production rate of 40,000 gold equivalent ounces in the latter half of 2014. These increases come with lower costs applicable to mining due to focused cost reduction efforts, as well as lower non-mining operating expenses. Once stabilized at the 40,000 ounce per annum run rate, the operating expenses per ounce mined will be significantly lower. The Company expects cash costs per ounce of gold mined of less than $750 per ounce. The Company updated its financial analysis for the Lucerne Mine and anticipates annual operating expenses, including all mining and processing costs, of less than $25 million per annum, a more than a $6 million reduction over prior year 2013. The Company has also identified $3.5 million of cost reductions in all other non-mining activities, including general, administrative and environmental areas.

Recent Developments

From July 1, 2014, through July 18, 2014, no preferred shareholders converted shares of convertible preferred stock into common shares. In that same time period, the Company issued a total of 1,103,457 shares of common stock for dividends.

On August 16, 2013, the Company received a “stop order” from the Nevada Division of Environmental Protection (NDEP) with respect to the use of certain crushing and transfer systems of the Company because emissions controls were not deemed to be compliant with the applicable permit. The Company was able to remedy the controls and the stop order was lifted on August 23, 2013. The Company did not experience any material delays or work stoppages as a result of the stop order, and therefore revenues were not materially affected.

As a follow up and in accordance with the Nevada Administrative Code, on September 6, 2013, NDEP requested that the Company submit certain information and documentation to them to support their determination as to the compliance of the Company’s facility with the conditions of the operating permit.  The Company provided all such requested information and documentation on a timely basis in accordance with the request.

On June 13, 2014, the Company received a notice of alleged violation associated with this investigation. The notice alleged that the Company failed “to construct or operate a stationary source in accordance with any condition of the operating permit”. The Company has remained in compliance since the stop order was lifted on August 23, 2013, and there have been no further interruptions to production. The Company does not admit any violation of a permit requirement. At no time was it alleged that the Company exceeded any emission standards established by its permit.

To avoid lengthy and expensive conflict, to facilitate some practical air emission improvements, and to continue to develop a productive working relationship with the NDEP, the Company agreed to volunteer for a supplemental environmental project to fully resolve all NDEP allegations. The project will result in an investment of $225,000, primarily supporting Storey County’s ability to further control dust in the County through maintenance and repair of dust suppression support systems and the purchase of sweeping equipment. No further action was required. The Company believes that it is in full compliance with its permits granted by NDEP.

Land and Mineral Right Purchases

We will continue to increase our footprint in the Comstock District through strategic acquisitions. We consider the historic Comstock district central to our growth strategy. The following acquisitions described below were completed in the first quarter of 2014.
On February 26, 2014, the Company entered into an agreement to purchase 78 Acres adjacent to its processing facility on American Flat Road, Storey County, Nevada. The purchase price of $1,107,000 comprised of a $20,000 cash payment and $1,087,000 in Company restricted common stock. On March 7, 2014, the Company issued 543,500 restricted shares of common stock to Dan and Caroline Salzwimmer towards the purchase of this property. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of June 30, 2014, the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company's consolidated financial statements. Escrow is scheduled to close on June 30, 2015.
On February 26, 2014, the Company entered into an agreement to purchase buildings and mining claims adjacent to its processing facility on American Flat Road, Storey County, Nevada. The purchase price of $893,000 comprised of a $20,000 cash payment and $873,000 in Company restricted common stock. On March 7, 2014, the Company issued 436,500 restricted shares of common stock to Dan and Caroline Salzwimmer towards the purchase of this property. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of June 30, 2014, the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company's consolidated financial statements. Escrow is scheduled to close on June 30, 2015.
On June 26, 2014, the Company completed the purchase of property known as (the "5 Vacant Lots") located in Virginia City, Nevada. The purchase price of $194,332 comprised of $45,000 cash payment and 88,888 shares of common stock with a fair value of $149,332.

Comparative Financial Information

The Company has two operating segments; mining and hospitality. As we continue to focus on the increased productivity of our mining operations, our hospitality segment has become immaterial to our consolidated financial position, results of operations, and cash flows for the three and six months ended June 30, 2014.

The comparative financial information is reflected in the following table:

Three Months Ended:

	June 30, 2014	June 30, 2013	Change
Revenue - Mining	$5,978,983	$6,811,516	$(832,533)
Revenue - Hospitality	236,932	174,393	62,539

Cost applicable to mining revenue	5,466,762	8,233,818	(2,767,056)
Hospitality operating costs	304,846	253,583	51,263
Mine development, reclamation and exploration expenses	2,068,740	2,336,948	(268,208)
General and administrative	1,476,336	1,826,513	(350,177)
Loss from operations	(3,100,769)	(5,664,953)	2,564,184
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	18,373	81,787	(63,414)
Interest expense	(307,204)	(228,511)	(78,693)
Interest income	1,014	287,353	(286,339)

Net loss	$(3,388,586)	$(5,524,324)	$2,135,738

Mining revenue in the second quarter of 2014 was $6.0 million. The Company also produced and sold $1.0 million worth of silver in the in the second quarter of 2014. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes. The decrease of $0.8 million from the second quarter of 2013 compared to 2014 resulted from decreased ounces sold of approximately 276 ounces of gold, a 5.61% decrease, and offset by an increased 5,629 ounces sold of silver, approximately 13.09% increase. In addition, gold prices averaged $1,276.20 per ounce in the second quarter of 2014, a decrease of $107.97 per ounce from the second quarter of 2013 with an average price of $1,384.17 per ounce.

Throughout the three months ended June 30, 2014, the Company realized an average price of $1,276.20 per ounce of gold and a $19.80 average sales price per ounce of silver. In comparison, commodity market prices in the second quarter of 2014 averaged $1,288.54 per ounce of gold and $19.62 per ounce of silver.

Costs applicable to mining revenue were approximately $5.5 million and $8.2 million for quarters ended June 30, 2014, and June 30, 2013, respectively. The decrease of $2.7 million from the second quarter of 2013 to the second quarter of 2014, resulted from lower mining, maintenance, material costs from less variation associated with mining start up activities, production scheduling and a slightly lower production rate. The Company also purchased mine equipment in late 2013 and early 2014, and eliminated higher equipment and related rental costs during the second quarter of 2014, as compared to second quarter of 2013.

Mine development, reclamation and exploration expenses were $2,068,740 and $2,336,948 for the quarters ended June 30, 2014 and 2013, respectively. The decrease of $268,208 is primarily the result of lower third party expenses.

General and administrative expenses, inclusive of professional and consulting fees, decreased by approximately $0.4 million or approximately 19% compared to the period ended June 30, 2013. The decrease is primarily the result of lower third party legal and advisory expenses, including external relations, and lower stock-based compensation expense.

Interest income was $1,014 and $287,353 for the quarters ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2013, the Company recognized a $0.3 million gain on the settlement of the Company's first loan from Auramet.

The Company anticipates continued cost reductions for costs associated with mining, general and administrative expenses and reduced debt balances though the remainder of 2014.

Six Months Ended:

	June 30, 2014	June 30, 2013	Change
Revenue - Mining	$11,585,047	$10,479,438	$1,105,609
Revenue - Hospitality	394,329	296,237	98,092

Cost applicable to mining revenue	10,229,663	12,069,915	(1,840,252)
Hospitality operating costs	591,145	459,923	131,222
Mine development, reclamation and exploration expenses	3,994,695	4,425,812	(431,117)
General and administrative	3,668,307	5,223,138	(1,554,831)
Loss from operations	(6,504,434)	(11,403,113)	4,898,679
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(216,834)	519,601	(736,435)
Interest expense	(493,534)	(691,947)	198,413
Interest income	1,236	288,103	(286,867)

Net loss	$(7,213,566)	$(11,287,356)	$4,073,790

Mining revenue from the sale of gold is $11,585,047 and $10,479,438 for the six months ended June 30, 2014 and 2013, respectively. The increase of $1,105,609 in revenue from gold sales is comprised of higher shipments of gold ounces in 2014. The Company sold 9,152 gold ounces and 7,063 gold ounces for the six months ended June 30, 2014 and 2013, respectively. The increase is offset by a lower average price per ounce of gold realized of $1,269.35 and $1,454.27 for the six months ended June 30, 2014 and 2013, respectively.

Through the six months ended June 30, 2014, the Company realized an average price of $1,269.35 per ounce of gold and a $20.25 average sales price per ounce of silver. In comparison, commodity market prices in the first six months of 2014 averaged $1,291.25 per ounce of gold and $20.05 per ounce of silver.

Costs applicable to mining revenue decreased by $1.8 million for the six months ended June 30, 2014, as compared to the same period in 2013. The decrease resulted from lower mining, maintenance, material costs from less variation associated with mining start up activities, production scheduling and includes a 2013 $1 million write down in the value of our inventory caused by then declining gold prices, recorded at June 30, 2013. The Company also effectively eliminated redundant costs associated with the temporary use of longer haul routes in the first quarter of 2013, and from eliminating outsourcing of hauling, processes and certain mining equipment.

Mine development, reclamation and exploration expenses decreased by $431,117 during the six months ended June 30, 2014, as compared to the same period ended June 30, 2013. These cost savings were the result of lower third party expenses.

General and administrative expenses, inclusive of professional and consulting fees, decreased by nearly $1.6 million or approximately 29% during the six months ended June 30, 2014 compared to the same period ended June 30, 2013. The decrease is primarily the result of lower third party legal and advisory expenses, including external relations, and lower stock-based compensation expense.

Interest income was $1,236 and $288,103 for the six months ended June 30, 2014, and 2013, respectively. During the six months ended June 30, 2013, the Company recognized a non-recurring gain of $287 thousand on the settlement of the Company's first loan from Auramet.

Net loss was $7.2 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively. The decrease of $4 million was primarily the result of higher production along with activities focused on costs savings in hauling, related maintenance, mining and consulting.

Liquidity and Capital Resources

Total current assets were $15.5 million at June 30, 2014. Cash and cash equivalents on hand at June 30, 2014 totaled $12.2 million. Inventories, stockpiles, and mineralized material on leach pad totaled $1.1 million. In February 2014, the Company entered into a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, that the Company borrowed against during February 2014. The Company also incurred an additional $1.3 million in debt obligations by purchasing and financing mining vehicles and equipment from Caterpillar, resulting in significant reductions in equipment operating and rental expenses. The Company believes it has the ability to make its debt payments within the normal course of business for at least the next twelve months. In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11 million, net of issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 per share.

Net cash used in operating activities was $2.3 million for the six months ended June 30, 2014, as compared to a use of $8.4 million for the six months ended June 30, 2013. Our use of cash in the first six months of 2014, was primarily from operating losses associated with higher blasting and hauling costs relative to production of mineralized material due to a relatively higher ratio of waste to mineralized material, somewhat offset by increased grades and less crushing and processing costs for the first half of 2014. Our use of cash in the first six months of 2013 was primarily from operating losses associated with ramping up production, including an increase for third party hauling and working capital, including an increase of $2.3 million in accounts receivable, net of $2.7 million of gold produced and directly transferred as payment on the Company's first loan from Auramet, which the Company completely paid off.

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2014, primarily as the result of $1.5 million purchase of land and mining vehicles, and bond increases of $0.6 million, offset by $0.2 million of proceeds from the sale of equipment previously used in our mining activities. Net cash used in investing activities for the six months ended June 30, 2013, was $1.1 million, primarily as the result of $572 thousand of proceeds from the transfer of equipment that was previously used in our mining development and production activities, net of capital asset purchases of $1.0 million and bond deposit increases of $650 thousand.

Net cash provided by financing activities for the six months ended June 30, 2014, was $14.0 million, comprised of net proceeds of $11 million from sale of securities and proceeds of $4.6 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of our long-term debt obligations of approximately $1.5 million. Net cash provided by financing activities for the six months ended June 30, 2013 was $5.9 million, comprised of net proceeds of approximately $9.7 million from the sale of securities through a public offering of 5,000,000 shares of our common stock at a price of $2.00 per share, partially off-set by the pay-down of our long-term debt obligations of approximately $3.8 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception. During 2013, the Company's first full year of production, it was limited, by permit, to up to 1 million tons of stacked and processed mineralized material. In late November 2013, the Company modified the permit, increasing the limit to up to 4 million tons per annum, and accordingly, the Company's current business plans reflect increased production, reduced costs and improved efficiencies, and generating prospective, positive cash flows. The Company continues reducing costs applicable to mining, targeting over $6 million in reductions for 2014, as compared to 2013. The Company has already realized annualized savings of approximately $3.3 million from reduced staffing in crushing, related maintenance, mining and administrative, drilling and blasting, logistics and administration cost reductions. The Company's 2014 goal remains the doubling the rate of year over year production ounces and increasing cash flow, while reducing costs and achieving a cash cost applicable to mining of less than $750 per ounce.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was an exploration company for most of its existence and recently transitioned into production in the Lucerne Mine, and accordingly, has incurred net operating losses and negative cash flows from operations since inception. At June 30, 2014, the Company has cash and cash equivalents of $12.2 million. For the six months ended June 30, 2014, the Company incurred an operating loss of $6.5 million, used $2.3 million of cash in operations, and used $1.5 million for debt repayments. The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital. The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements. The Company’s certificate of incorporation permits it to incur indebtedness for money borrowed of up to $5 million at the discretion of the Board of Directors. The Company entered into a $5 million Revolving Credit Facility and drew down approximately $4.6 million in February 2014. The Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means. There is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

                Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

For the remainder of 2014, the Company plans on spending up to $3.0 million in capital expenditures, primarily infrastructure and development needs for the expansion of the Lucerne Mine and related heap leach processing capacity. The Company also plans to pay down an additional $5.3 million in debt obligations, including $3.9 million on the Revolving Credit Facility.

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

In the second quarter of 2014 Gold Bullion prices averaged approximately $1,288.54 per ounce, up from a quarterly low close of $1,242.75 on June 3, 2014. Gold has fluctuated from that low to a high of $1,325.75 during the quarter. Silver prices averaged $19.62 per ounce, also gaining from quarterly lows of $18.76 on June 4, 2014 to a high of over $21.12 per ounce during the second quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the six months ending June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 In April 2014, the Company issued 187,500 shares of common stock towards the purchase of land and a building located near its mine offices in Gold Hill, Storey County, Nevada.

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

During the six months ended June 30, 2014, we have not received notice from MSHA of any potential violations reportable under the Mine Safety Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months and six months periods ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: July 22, 2014	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).