Form 10-Q
period 2014-09-30
Comstock Mining Inc.
filed 2014-10-16
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Large accelerated filer  ☐        Accelerated filer  ☒
Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 14, 2014 was 85,518,706.

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
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting rejections, constraints or delays; business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities; unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,262,254	$2,409,446
Accounts receivable	14,193	14,629
Inventories	788,727	591,961
Stockpiles and mineralized material on leach pads	730,830	547,480
Prepaid expenses	1,151,097	2,396,747
Total current assets	11,947,101	5,960,263
MINERAL RIGHTS AND PROPERTIES, Net	7,369,280	7,470,780
PROPERTIES, PLANT AND EQUIPMENT, Net	25,817,177	25,275,440
RECLAMATION BOND DEPOSIT	2,642,804	2,742,804
RETIREMENT OBLIGATION ASSET	1,737,742	2,491,956
OTHER ASSETS	39,343	58,753
TOTAL ASSETS	$49,553,447	$43,999,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,952,540	$3,131,029
Accrued expenses	4,602,304	7,043,335
Long-term debt and capital lease obligations– current portion	6,770,601	2,675,800
Derivative liabilities	885,355	250,000
Total current liabilities	14,210,800	13,100,164
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	5,458,990	5,231,674
Long-term reclamation liability	5,682,325	5,424,410
Total long-term liabilities	11,141,315	10,656,084
Total liabilities	25,352,115	23,756,248
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 83,295,115 and 70,188,937 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	55,475	46,746
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 24,362 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 1,610 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 22,700 and 24,193 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	15	16
Additional paid-in capital	211,378,485	199,167,304
Accumulated deficit	(187,232,660)	(178,970,335)
Total stockholders’ equity	24,201,332	20,243,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,553,447	$43,999,996

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
REVENUE - MINING	$6,513,348	$6,607,132
REVENUE - HOSPITALITY	274,201	211,646
Total revenues	6,787,549	6,818,778

COST AND EXPENSES
Costs applicable to mining revenue	4,377,791	6,371,224
Hospitality operating costs	331,613	313,653
Mine development, reclamation and exploration	1,999,265	1,839,832
General and administrative	1,509,494	2,736,814
Total cost and expenses	8,218,163	11,261,523

LOSS FROM OPERATIONS	(1,430,614)	(4,442,745)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(366,011)	25,080
Interest expense	(264,323)	(100,896)
Interest and other income	1,012,190	301
Total other income (expense), net	381,856	(75,515)

NET LOSS	(1,048,758)	(4,518,260)

INCOME TAXES	—	—

NET LOSS	(1,048,758)	(4,518,260)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(931,680)	(973,123)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,980,438)	$(5,491,383)

Net loss per common share – basic	$(0.02)	$(0.09)

Net loss per common share – diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding — basic	82,912,805	63,981,943

Weighted average common shares outstanding — diluted	82,912,805	63,981,943

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
REVENUE - MINING	$18,098,395	$17,086,569
REVENUE - HOSPITALITY	668,530	507,883
Total revenues	18,766,925	17,594,452

COST AND EXPENSES
Costs applicable to mining revenue	14,607,454	18,441,139
Hospitality operating costs	922,758	773,577
Mine development, reclamation and exploration	5,993,960	6,265,644
General and administrative	5,177,802	7,959,953
Total cost and expenses	26,701,974	33,440,313

LOSS FROM OPERATIONS	(7,935,049)	(15,845,861)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(582,845)	544,681
Interest expense	(757,857)	(792,842)
Interest and other income	1,013,426	1,870
Gain on settlement of debt obligations	—	286,535
Total other income (expense), net	(327,276)	40,244

NET LOSS	(8,262,325)	(15,805,617)

INCOME TAXES	—	—

NET LOSS	(8,262,325)	(15,805,617)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(2,802,769)	(3,037,165)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(11,065,094)	$(18,842,782)

Net loss per common share – basic	$(0.14)	$(0.33)

Net loss per common share – diluted	$(0.14)	$(0.33)

Weighted average common shares outstanding — basic	77,065,692	57,742,461

Weighted average common shares outstanding — diluted	77,065,692	57,742,461

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(8,262,325)	$(15,805,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	5,058,532	3,316,411
Stock payments and stock-based compensation	1,705,160	2,583,868
Accretion of reclamation liability	257,915	219,619
Loss on sale of properties, plant, and equipment	45,499	1,015,496
Amortization of debt discounts and issuance costs	474,297	589,287
Write down of inventories and stockpiles and mineralized material on leach pad	—	986,600
Net change in fair values of derivatives	635,355	(603,970)
Gain on settlement of debt obligations	—	(286,535)
Changes in operating assets and liabilities:
Accounts receivable	436	(2,156,962)
Inventories	(196,766)	(455,602)
Stockpiles and mineralized material on leach pads	(183,350)	214,166
Prepaid expenses and other current assets	(116,132)	(127,091)
Other assets	19,411	19,411
Accounts payable	(441,281)	(335,132)
Accrued expenses and other liabilities	(1,591,031)	(763,011)
NET CASH USED IN OPERATING ACTIVITIES	(2,594,280)	(11,589,062)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	150,415	571,820
Purchase of mineral rights and properties, plant and equipment	(1,856,628)	(2,633,726)
Increase in reclamation bond deposit	(750,000)	(582,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,456,213)	(2,643,906)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(3,684,252)	(4,190,404)
Proceeds from long-term debt obligations	4,626,289	—
Proceeds from the issuance of common stock	10,993,283	18,750,001
Common stock issuance costs	(32,019)	(439,515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,903,301	14,120,082
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,852,808	(112,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,409,446	5,973,079
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,262,254	$5,860,193
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$567,824	$249,153
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$1	$2,273
Reclamation bond deposit included in accrued expenses and other liabilities	150,000	1,100,000
Settlement of long-term debt obligations from gold transfers	—	2,723,107
Settlement of long-term debt obligations through transfer of properties, plant and equipment	—	1,028,180
Issuance of common stock for settlement of long-term debt obligations	—	75,000
Dividends paid in common stock (par value)	1,502	1,444
Issuance of common stock for property, plant & equipment	814,956	—
Issuance of common stock for loan fees	$274,119	$—
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	3,006,094	4,303,387
Vested restricted common stock (par value)	1,183	216
Properties, plant and equipment purchases in accounts payable	135,020	1,036,468

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we", "our" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

During the three and nine months ended September 30, 2014, the Company shipped 4,997 and 14,267 ounces of gold, respectively, resulting in recognized revenue of approximately $6.5 million and $18.1 million, respectively. During the three and nine months ended September 30, 2014, the Company shipped 61,001 and 158,731 ounces of silver, respectively, resulting in sales of approximately $1.2 million and $3.1 million, respectively. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below. The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception resulting in an accumulated deficit of $187.2 million.

The Company incurred a net loss of $8.3 million and used cash flows in operations of $2.6 million for the nine months ended September 30, 2014. For the three months ending September 30, 2014, the Company incurred a net loss of $1.0 million. At September 30, 2014, the Company had cash and cash equivalents of $9.3 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time, whereby Auramet, on October 9, 2014, agreed to extend the facility from the current maturity of February 6, 2015, an additional year, to February 5, 2016. The Company has financed its exploration, development and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11 million, net of issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 per share. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

General and Administrative Expense Presentation

The amounts for consultants and professional fees in prior periods have been reclassified to conform to the current period presentation wherein these amounts are recorded within the general and administrative line item. In prior periods, all consultants and professional fees were recorded within a separate consultants and professional fees line item.

Comprehensive Income

The only component of comprehensive loss for the three and nine months ended September 30, 2014 and 2013, was the net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain assets and liabilities. Realization of deferred tax assets is dependent upon future earnings, if any. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such deferred tax assets to be more likely than not. The Company has provided a full valuation allowance at September 30, 2014 and December 31, 2013 for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized.

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

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	September 30, 2014	December 31, 2013
In-process	$788,727	$591,961
Finished goods	—	—
Total inventories	$788,727	$591,961

Stockpiles	$78,620	$45,455
Mineralized material on leach pads	652,210	502,025
Total stockpiles and mineralized material on leach pads	$730,830	$547,480
Total	$1,519,557	$1,139,441

3. Properties, Plant and Equipment

During the nine months ended September 30, 2014, the Company made capital expenditures totaling approximately $5 million. Approximately $1 million was primarily for the design and construction of the heap leach expansion and related infrastructure. Approximately $1 million was used to purchase multiple land lot properties throughout Storey and Lyon County including 5 lots near the mining and processing operation. The Company also incurred debt obligations to acquire mining vehicles and equipment with a cost of approximately $3 million. Depreciation expense for the three and nine month periods ended September 30, 2014 was $1.5 and $4.1 million, respectively.

During the nine months ended September 30, 2013, the Company acquired mining vehicles and equipment totaling $4.3 million under capital lease obligations, made capital expenditures of approximately $2.5 million primarily for the design and construction of heap leach expansion and Merrill Crowe upgrades, and sold vehicles with a gross book value of $3.2 million for a loss of $1 million.

4. Derivative Financial Instruments

Derivative financial instruments consisted of the following:

	September 30,	December 31,
Derivative Type	2014	2013
Derivative liabilities
Contingent debt obligation payment	$832,845	$250,000
Gold call options and forwards	52,510	—
Total derivative liabilities	$885,355	$250,000

Contingent Debt Obligation Payment Derivative - On February 11, 2014, the Company agreed to pay certain debt issuance costs in connection with the Revolving Credit Facility transaction (see footnote 6) via the issuance of 137,105 shares of common stock with an estimated grant date fair value of $274,210. With respect to 63,505 of such shares issued to Auramet, the Company agreed to make an additional payment to Auramet equal to the difference between $123,835 and sales proceeds received from the sale of such shares of common stock. As of September 30, 2014, the liability associated with the terms of this agreement was $46,994 and is expected to be settled before the end of the current year. During the three and nine month periods ended September 30, 2014, the Company recognized a loss of $25,612 and $46,994, respectively, on the change in the fair value of this obligation included as a component of change in fair value of derivatives in the condensed consolidated statement of operations.

During the year ended December 31, 2013, the Company entered into an agreement to issue 1,000,000 shares of common stock for a $2,000,000 principal payment on its Golden Goose debt obligation. As part of the agreement, the Company agreed to make an additional payment to the noteholder on December 31, 2014 equal to $2,000,000 less the cash proceeds received from the noteholder’s subsequent sale of the common stock shares issued less the value of any remaining unsold shares held by the noteholder on December 15, 2014. The value of the remaining unsold shares held by the noteholder will be determined based on the closing price of the Company’s common stock on December 15, 2014 multiplied by the number of remaining unsold shares as of December 15, 2014. We determined the contingent obligation to make an additional payment to ultimately satisfy the debt obligation was a derivative liability. The derivative's fair value was $789,276 at September 30, 2014, and $250,000 at December 31, 2013. The recognized loss on the change in fair value of the derivative liability for the three and nine month periods ended September 30, 2014 was $372,804 and $535,851, respectively, and was included as a component of change in fair value of derivatives in the condensed consolidated statements of operations.

Gold Call Option and Forward Derivatives - During the nine months ended September 30, 2014, the Company entered into separate gold forward and call option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call options are recorded as a liability and totaled $52,510 at September 30, 2014. During the three and nine month periods ended September 30, 2014, the Company recognized a loss of $11,139 and $11,227, respectively, on the change in fair value of the gold forward derivatives. During the three and nine month periods ended September 30, 2014, the Company recognized a gain of $20,965 and a loss of $41,283 on the change in fair value of the call option derivatives. The recognized gains and losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call option derivative contracts outstanding at September 30, 2014 covered a total of 1,838 and 4,200 gold ounces with an average price of $1,210 and $1,295 per ounce, respectively, and are expected to settle or expire within five months.

5.  Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	September 30, 2014	December 31, 2013
Long-term reclamation liability — beginning of period	$5,424,410	$4,597,156
Additional obligations incurred	—	531,770
Accretion of reclamation liability	257,915	295,484
Long-term reclamation liability — end of period	$5,682,325	$5,424,410

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	September 30, 2014	December 31, 2013
Retirement obligation asset — beginning of period	$2,491,956	$2,803,318
Additional obligations incurred	—	531,770
Amortization of retirement obligation asset	(754,214)	(843,132)
Retirement obligation asset — end of period	$1,737,742	$2,491,956

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	September 30, 2014	December 31, 2013
Note Payable (Auramet Facility)	$3,571,428	$—
Note Payable (Caterpillar Equipment)	3,826,566	2,311,595
Note Payable (Dayton Resource Area)	—	125,000
Note Payable (Donovan Property)	583,785	611,870
Note Payable (Gold Hill Hotel)	282,891	296,496
Note Payable (White House)	287,920	291,811
Note Payable (Railroad & Gold Property)	211,412	220,618
Notes Payable - Other	363,238	403,278
Capital Lease Obligations	3,102,351	3,646,806
Subtotal	12,229,591	7,907,474
Less current portion	(6,770,601)	(2,675,800)
Long-term portion of long-term debt and capital lease obligations	$5,458,990	$5,231,674

On February 11, 2014, the Company entered into a new $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time. The proceeds of the Revolving Credit Facility have been or will be used for working capital, including production ramp up and preparations for expansion of the Lucerne Mine, including targeted drilling on the east side of the Lucerne Resource area. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Revolving Credit Facility. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). Provided that no default has occurred and is continuing, and the Company has already repaid the principal amount of borrowings under the Revolving Credit Facility in an amount of not less than $1,000,000, the Company had the option until October 6, 2014 to re-borrow funds under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Revolving Credit Facility additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. On February 12, 2014, the Company drew the entire line representing cash proceeds of approximately $4.6 million, net of prepaid interest and fees of approximately $0.4 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. In addition, the Company paid Auramet additional loan fees of approximately $0.3 million via the issuance of 137,105 shares of common stock included as a component of prepaid assets in the condensed consolidated balance sheets. The Company further agreed to make additional loan fee payments if the value of 63,505 of such shares of common stock issued to Auramet is less than $123,835. This resulted in the recognition of a contingent debt obligation payment derivative (see footnote 4). The Revolving Credit Facility will be repaid through 14 bi-weekly cash payments of $357,143 beginning August 8, 2014 and ending February 6, 2015. On October 9, 2014, the Company and Auramet agreed to extend the facility from the current maturity of February 6, 2015, an additional year, to February 5, 2016. As of September 30, 2014, there were no additional funds drawn by the Company under the Revolving Credit Facility.

On March 26, 2014, the Company entered into two notes payable agreements with Caterpillar in the amount of $1,280,144 for the purchase of mining vehicles and equipment, the recourse with respect to which is limited solely to such vehicles and equipment. The notes bear interest rate at 4.7% and are payable in monthly installments of $15,553 and $13,754, respectively, with final remaining principal payments due on March 26, 2018. In addition, the Company financed a mining vehicle with a cost of $34,500 included in other notes payable.

On July 23, 2014, the Company entered into two notes payable agreements with Caterpillar in the amount of $1,661,450 for the purchase of mining vehicles and equipment. The notes bear interest rate at 1.13% and 4.18%, respectively.

The two notes are payable in monthly installments of $7,575 and $29,592 with final remaining principal payments due in August 2018. In addition, the Company financed property with a cost of $30,000 included in other notes payable.

7. Stockholders’ Equity

During the nine months ended September 30, 2014, the Company issued 904,836 shares of common stock from the conversion of 1,493 shares of Series B Convertible Preferred Stock. There were no conversions of A-1 or A-2 Preferred Shares during the nine months ended September 30, 2014. The Company also declared and issued 2,254,599 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock. In addition, 1,777,000 shares of restricted stock vested under the 2011 Equity Incentive Plan for the nine months ended September 30, 2014.

In May 2014, the Company issued 7,475,000 shares of common stock to investors at a price per share of $1.59. As a result of the offering, the Company received net cash proceeds of approximately $11.0 million. For additional information related to this offering please see our Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”) on May 9, 2014.

During the nine months ended September 30, 2014, the Company entered into various agreements to purchase land and buildings near its mining and processing areas. The purchase price of all properties total $2,845,000. The price was comprised of $97,000 in cash payments and $2,748,000 in Company restricted common stock. The Company issued 1,402,651 restricted shares of common stock towards the purchase of these properties. No transfer of deed will take place prior to sellers receiving the proceeds from the sale of shares. As of September 30, 2014, no transfer of deed has occurred under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s consolidated financial statements.

On June 26, 2014, the Company closed escrow on the purchase of additional land lots. The purchase included the issuance of 88,888 shares of common stock with a fair value of $149,332. On September 9, 2014, the Company closed escrow on the purchase of 435 acres of land. The purchase included the issuance of 468,750 shares of common stock with a fair value of $665,625.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent debt obligation payment	832,845	—	832,845	—
Gold call options and forwards derivative	52,510	—	52,510	—
Total Liabilities	$885,355	$—	$885,355	$—

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent debt obligation payment	$250,000	$—	$250,000	$—
Total Liabilities	$250,000	$—	$250,000	$—

We had no assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013. During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At September 30, 2014, the fair value of long-term debt and capital lease obligations approximated $12.2 million, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,048,758)	$(4,518,260)	$(8,262,325)	$(15,805,617)
Preferred stock dividends	(931,680)	(973,123)	(2,802,769)	(3,037,165)
Loss available to common shareholders	$(1,980,438)	$(5,491,383)	$(11,065,094)	$(18,842,782)

Denominator:
Basic weighted average shares outstanding	82,912,805	63,981,943	77,065,692	57,742,461
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	82,912,805	63,981,943	77,065,692	57,742,461

Net loss per common share:
Basic	$(0.02)	$(0.09)	$(0.14)	$(0.33)
Diluted	$(0.02)	$(0.09)	$(0.14)	$(0.33)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive or certain performance conditions have not been achieved.

	September 30,
	2014	2013
Convertible preferred stock	53,653,703	53,622,773
Stock Options and Warrants	583,500	783,500
Restricted stock	1,796,600	4,673,200
	56,033,803	59,079,473

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

Included in the related party leases is an operating agreement with Northern Comstock LLC; a related party and an entity controlled by a member of the Board of Directors. The terms of this agreement provide that the Company will make a total of $34.5 million in annual payments of $862,500, in the form of either cash or Series A-1 preferred stock. The operating agreement requires these payments, at least annually, through October 2049. At September 30, 2014, $31.05 million remained due and may be prepaid without penalty.

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In the three and nine months ended September 30, 2014, a portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $1 million which is included in other income in the condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Mining	$6,513,348	$6,607,132	$18,098,395	$17,086,569
Hospitality	274,201	211,646	668,530	507,883
Total revenue	6,787,549	6,818,778	18,766,925	17,594,452

Cost and Expenses
Mining	(7,886,550)	(10,947,870)	(25,779,216)	(32,666,736)
Hospitality	(331,613)	(313,653)	(922,758)	(773,577)
Total cost and expenses	(8,218,163)	(11,261,523)	(26,701,974)	(33,440,313)

Operating Income (Loss)
Mining	(1,373,202)	(4,340,738)	(7,680,821)	(15,580,167)
Hospitality	(57,412)	(102,007)	(254,228)	(265,694)
Total loss from operations	(1,430,614)	(4,442,745)	(7,935,049)	(15,845,861)

Other income (expense), net	381,856	(75,515)	(327,276)	40,244
Net loss	$(1,048,758)	$(4,518,260)	$(8,262,325)	$(15,805,617)

Depreciation, Depletion and Amortization
Mining	$1,735,195	$1,156,022	$4,969,374	$3,217,465
Hospitality	24,204	34,110	89,158	98,946
Total depreciation, amortization and depletion	$1,759,399	$1,190,132	$5,058,532	$3,316,411

Capital Expenditures
Mining	$2,815,573	$6,541,845	$4,906,700	$7,803,871
Hospitality	—	30,447	83,477	30,447
Total capital expenditures	$2,815,573	$6,572,292	$4,990,177	$7,834,318

	As of September 30,	As of December 31,
	2014	2013
Assets
Mining	$48,393,954	$42,841,452
Hospitality	1,159,493	1,158,544
Total assets	$49,553,447	$43,999,996

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2014, as well as our future results.

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

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining. The Company now owns or controls approximately 8,035 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 1,944 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,091 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers. In addition to land holdings, the Company secures options on over 1,300 more acres.

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

Exploration

The Company continues to evaluate high priority targets within the Lucerne Resource Area. Recent geologic evaluation has focused on the area immediately east of the current Lucerne pit, and this area is included in the Company’s upcoming drill program. Future targets include the Dayton Resource Area, Spring Valley, Occidental, Oest and the Northern Target areas.

The Lucerne Resource Area currently represents the Company’s largest detailed geological development. The Company plans on expanding its existing Lucerne mining operations eastward (the Eastside) and develop the mineralized system lying below and down-dip of the final Lucerne West Mine floor. We are evaluating several approaches, including expanded surface mining, underground mining and a combination of both surface and underground mine plan scenarios.

The Eastside of Lucerne straddles State Route 342, and encompasses a nearly half-mile long segment of the Gold Hill/Silver City extension of the Comstock Lode. The Eastside has an extensive amount of drilling, conducted over more than 25 years, representing over 740 drill holes with an aggregate length of more than 270,000 feet. Historic production from mines within the Eastside area (from the years 1860 to 1940) totals approximately 295,495 gold equivalent ounces from about 551,576 tons of material, or an average gold equivalent grade of 0.535 ounces per ton. Most of this production came from underground workings. These Eastside, near-surface, mineralized areas represent the Company’s most significant, ongoing development. The Chute Zone represents a secondary, deeper mineralized target that has been intersected in drill holes to depths of about 800 feet below the surface. In addition, the Eastside development also includes the evaluation of a significant amount of lower-grade tonnage from historical waste dumps from past surface and underground operations.

Although preparation for the Eastside evaluation has been years in the making with land acquisitions, drilling, and detailed geologic mapping, the Company commenced a significant, dedicated geological exercise, starting in May 2014, that included compiling, interpreting, and feasibility modeling for expanded surface mining and initial underground mine development. The effort started with the construction of detailed, 50-foot spaced geologic cross-sections covering the entire length of the Eastside (approximately 2,400 feet). The sections incorporate all available data, including existing drill holes, historic underground mine maps, current western mine development and the Company’s detailed surface geologic maps. The sectional compilation resulted in several important findings. The work confirmed that the lode is comprised of a group of northwest trending, sub-parallel mineralized structures, rather than a simple vein system confined to single fault zone. These structural groups coalesce into a single 150-foot wide zone in the central part of the Eastside area. The faults (structures) diverge to the north and south to create zones up to 600-foot wide. The Company also discovered dike-like masses of quartz porphyry that have intruded into the main lode and may have a direct relationship to the known mineralization.

The Company is currently working on converting the sectional data into level plans between elevations of 4800’ and 5340’, spaced 20 feet apart vertically, and extending along the entire length of the Eastside. Level plans tend to both correct and synthesize the sectional data with respect to the distribution of rock units and major geologic structures. The Company is also working diligently to configure and integrate the underground mine workings into the level plans. This is particularly true of areas where ore was historically extracted (stopes), such that previously mined tonnages are accounted for and integrated into the model. Grade shells and grade models will be derived from the sectional data and an internal, phased reserve model will be made for this area.

The Company is defining its next phase of exploration drilling that will now include a focused evaluation of the Eastside area from both a surface and underground potential. The infill drill program includes 35 Reverse Circulation (RC) holes totaling approximately 11,000 feet and 11 Core holes totaling approximately 5,000 feet. The planned initial investment of approximately $1 million will allow for a possible expansion of surface mining along with a stronger definition of an underground mining opportunity. The subsequent phases of exploration drilling for the Lucerne Resource Area extend farther south and east and could consist of an additional 30,000 feet of RC drilling for an additional investment of $1 million. The initial drill program for the Eastside is scheduled to commence in October, 2014.

The total 2014-2015, drilling programs also include the Dayton Resource Area and Spring Valley. These areas are scheduled for approximately 80,000 feet of RC drilling and approximately 20,000 feet of core drilling at a total investment of approximately $4.9 million.

Production

During the third quarter of 2014, the Company poured 4,997 ounces of gold and 61,001 ounces of silver. The Company mined approximately 1.1 million tons of material (mineralized material and waste) as it continued moving through higher stripping ratios. Total mineralized material delivered to the leach pad was over 191 thousand tons. September 2014 resulted in the Company's highest rate of pouring to date this year, at over 2,423 gold equivalent ounces.

Gold and silver grades continued improving as compared to 2013, and the weighted average for the third quarter of 2014, was 0.026 ounces per ton gold and 0.564 ounces per ton silver as compared to a weighted average for the third quarter of 2013 of 0.025 ounces per ton gold and 0.449 ounces per ton silver.

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver
Q1, 2013	0.018	0.258
Q2, 2013	0.017	0.344
Q3, 2013	0.025	0.449
Q4, 2013	0.025	0.406
2013	0.020	0.363

Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
2014 YTD	0.027	0.473

During the first nine months of 2014, the Company poured 14,267 ounces of gold and 158,731 ounces of silver, as compared to 12,429 ounces of gold and 119,237 ounces of silver in the first three quarters of 2013, an increase of 15% for gold ounces produced and over 33% for silver ounces produced when compared to the first nine months of 2013.

Throughout the first nine months of 2014, the Company realized an average price of $1,267.47 price per ounce of gold and a $19.81 average sales price per ounce of silver.  The Company also realized an additional $18.50 per ounce of gold for gold call premiums received for the same 2014 period. In comparison, commodity market prices in the first nine months of 2014 averaged $1,288.14 per ounce of gold and $19.95 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first nine months of 2014, actual Lucerne Mine costs applicable to mining revenue were approximately $17.8 million, $14.6 million net of silver credits as compared to $21.1 million, $18.4 million net of silver credits during the first nine months of 2013. Costs applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs, among others. Costs applicable to mining revenue for the first nine months of 2014 and 2013, also include $3.9 million of depreciation and $2.4 million of depreciation, respectively.

During the third quarter, the Company continued reducing costs applicable to mining, targeting over $6 million in reductions for 2014, as compared to 2013, and an additional $3.5 million in administration and all other costs. The Company has already realized annual savings of approximately $4.1 million from reduced staffing in crushing, related maintenance, mining and administrative, drilling and blasting, and logistics cost reductions and another $2.8 million in savings from reductions in general and administrative costs.

2014 Outlook

Under our current mine plan, we anticipate doubling the rate of ounces produced when compared to 2013, for both gold and silver, targeting an annual production rate of 40,000 gold equivalent ounces. These increases come with lower costs applicable to mining due to focused cost reduction efforts, as well as lower non-mining operating expenses. Once stabilized at the 40,000 ounce per annum run rate, the operating expenses per ounce mined will be significantly lower. The Company expects cash costs per ounce of gold mined of less than $750 per ounce and an all in sustaining cash cost of $1,050. The Company updated its financial analysis for the Lucerne Mine and anticipates annual operating expenses, including all mining and processing costs, of less than $24 million per annum, a more than a $7 million reduction over prior year 2013. The Company has also identified $3.5 million of cost reductions in all other non-mining activities, including general and administrative.

Recent Developments

On September 2, 2014, the Company received unanimous approval from the Storey County Board of Commissioners to expand mining and processing capability through an application to amend and expand the Company’s existing Special Use Permit No. 2000-222-A-3.

Comstock Mining applied for amendments to significantly modify and expand permitted and allowable uses throughout its entire Lucerne Resource Area, containing the Company's largest, classified gold and silver resources and its recently expanded American Flat processing area. The amendment applies to both surface and underground mining; processing and milling; mine definition; exploration; development and other ancillary uses. Some of the more salient features are highlighted below.

The permit expands the overall permitted boundary to over 1,200 acres (from 180 acres), allowing for substantial expansion of mining and processing operations, including the Eastside of Lucerne. Additionally it expands the permitted private property boundary to approximately 400 acres (from 78 acres) for processing to the south and west of the existing processing facility in American Flat, consistent with recent strategic acquisitions of adjacent private lands. The permit allows for ongoing mine definition and exploration for the assessment of mineral deposits, including their location, extent, depth, and grade, for the subsequent phasing of the active mine; it allows for the re-alignment of State Route 342, enabling access to significant resources both under and just east of the current alignment. The permit establishes new and best practices for environmentally responsible mining, including concurrent land reclamation, restoration and preservation of one of the most historically significant and progressive mining districts in Nevada. This permit supports the ongoing development of the county’s significant mineral resources without impeding the growth of the tourism-based economy of the Comstock Lode.

On October 7, 2014, the Company received a renewal of the Water Pollution Control Permit from the State of Nevada Division of Environmental Protection. The permit is for the Lucerne Project, formerly Billie The Kid. The permit authorizes the construction, operation, and closure of approved mining facilities in Storey County. The permit will become effective on October 22, 2014.

On October 9, 2014, the Company received a letter from the State of Nevada Division of Environmental Protection approving Addendum #14 to the Sampling and Analysis Plan for the Carson River Mercury Superfund Site. Approval to proceed with the sampling activities has also been granted.

Land and Mineral Right Purchases

The Company continues to increase its footprint in the Comstock District through strategic acquisitions. The Company considers the historic Comstock District central to its growth strategy.
On August 4, 2014, the Company entered into an agreement to purchase land and a building near its mine offices in Gold Hill, Nevada. The purchase price of $420,000 was comprised of a $32,000 cash payment and $388,000 in Company restricted common stock. On August 26, 2014 the Company issued 235,151 restricted shares of common stock towards the purchase of this property. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of September 30, 2014, no transfer of deed has occurred under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company's consolidated financial statements. Escrow is scheduled to close on October 30, 2015.

During the third quarter, the Company completed four purchases of land property strategically located near its mining and processing operations. The total purchase price of $194,951 was comprised of $164,951 cash payment and a $30,000 notes payable agreement.
In addition, on September 9, 2014, the Company completed the purchase of 435 acres near its mining and processing operations. The purchase price of $720,331 was comprised of $54,706.38 cash payment and 468,750 shares of common stock with a fair value of $665,625.

Comparative Financial Information

The Company has two operating segments; mining and hospitality. As we continue to focus on the increased productivity of our mining operations, our hospitality segment has become immaterial to our consolidated financial position, results of operations, and cash flows for the three and nine months ended September 30, 2014.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2014	September 30, 2013	Change
Revenue - Mining	$6,513,348	$6,607,132	$(93,784)
Revenue - Hospitality	274,201	211,646	62,555

Cost applicable to mining revenue	4,377,791	6,371,224	(1,993,433)
Hospitality operating costs	331,613	313,653	17,960
Mine development, reclamation and exploration expenses	1,999,265	1,839,832	159,433
General and administrative	1,509,494	2,736,814	(1,227,320)
Loss from operations	(1,430,614)	(4,442,745)	3,012,131
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(366,011)	25,080	(391,091)
Interest expense	(264,323)	(100,896)	(163,427)
Interest and other income	1,012,190	301	1,011,889

Net loss	$(1,048,758)	$(4,518,260)	$3,469,502

Mining revenue in the third quarter of 2014 was $6.5 million. The decrease of $0.1 million from the third quarter of 2013 compared to 2014 resulted from decreased ounces sold of approximately 217 ounces of gold, a 4.16% decrease. In addition, gold prices averaged $1,262.91 per ounce in the third quarter of 2014, a decrease of $28.97 per ounce from the third quarter of 2013 with an average price of $1,291.88 per ounce.

Throughout the three months ended September 30, 2014, the Company realized an average price of $1,262.91 per ounce of gold and a $19.10 average sales price per ounce of silver. In comparison, commodity market prices in the third quarter of 2014 averaged $1,281.93 per ounce of gold and $19.74 per ounce of silver.

Costs applicable to mining revenue reflect a decrease of approximately $2.0 million from the third quarter of 2013 to the third quarter of 2014. The Company incurred less mining support labor costs including lower stock based compensation, contracted maintenance and consulting expenses during the third quarter of 2014, as compared to the third quarter of 2013. In addition, the Company has effectively reducing its drilling and blast costs when comparing third quarter of 2013 and third quarter 2014.

General and administrative expenses, inclusive of professional and consulting fees, decreased by approximately $1.2 million or approximately 45% compared to the period ended September 30, 2013. The decrease is primarily the result of lower third party legal and advisory expenses, including external relations, and lower stock-based compensation expense.

The fair value of derivatives represents the Company use of gold collar options, gold call options, forwards, and contingent debt obligation. The change is based on changing stock and gold values.

The Company anticipates continued cost reductions efforts for costs associated with mining, general and administrative expenses and reduced debt balances though the remainder of 2014. Other income increased approximately $1 million as a result of the lapse of tax indemnification.

Net loss was $1.0 million and $4.5 million for the three months ended September 30, 2014 and 2013, respectively. The decrease of $3.5 million is primarily the result of higher production along with activities focused on costs savings in hauling, related maintenance, mining, consulting, and stock based compensation expense.

Nine Months Ended:

	September 30, 2014	September 30, 2013	Change
Revenue - Mining	$18,098,395	$17,086,569	$1,011,826
Revenue - Hospitality	668,530	507,883	160,647

Cost applicable to mining revenue	14,607,454	18,441,139	(3,833,685)
Hospitality operating costs	922,758	773,577	149,181
Mine development, reclamation and exploration expenses	5,993,960	6,265,644	(271,684)
General and administrative	5,177,802	7,959,953	(2,782,151)
Loss from operations	(7,935,049)	(15,845,861)	7,910,812
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(582,845)	544,681	(1,127,526)
Interest expense	(757,857)	(792,842)	34,985
Interest and other income	1,013,426	1,870	1,011,556
Gain on settlement of debt obligation	—	286,535	(286,535)
Net loss	$(8,262,325)	$(15,805,617)	$7,543,292

Mining revenue from the sale of gold is $18,098,395 and $17,086,569 for the nine months ended September 30, 2014 and 2013, respectively. The increase of $1,011,826 in revenue from gold sales is comprised of higher shipments of gold ounces in 2014. The Company sold 14,267 gold ounces and 12,429 gold ounces for the nine months ended September 30, 2014 and 2013, respectively. The increase is offset by a lower average price per ounce of gold realized of $1,267.47 and $1,387.44 for the nine months ended September 30, 2014 and 2013, respectively.

Through the nine months ended September 30, 2014, the Company realized an average price of $1,267.47 per ounce of gold and a $19.81 average sales price per ounce of silver. In comparison, commodity market prices in the first nine months of 2014 averaged $1,288.14 per ounce of gold and $19.95 per ounce of silver.

Costs applicable to mining revenue decreased by $3.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease resulted from lower mining, maintenance, material costs from less variation associated with mining start up activities, production scheduling and includes a 2013 $1 million write down in the value of our inventory caused by then declining gold prices, recorded at June 30, 2013. The Company also effectively eliminated redundant costs associated with the temporary use of longer haul routes in the first quarter of 2013, and from eliminating outsourcing of hauling, processes and certain mining equipment.

Mine development, reclamation and exploration expenses decreased by $271,684 during the nine months ended September 30, 2014, as compared to the same period ended September 30, 2013. These cost savings were the result of lower third party expenses.

General and administrative expenses, inclusive of professional and consulting fees, decreased by almost $2.8 million or approximately 35% during the nine months ended September 30, 2014 compared to the same period ended September 30, 2013. The decrease is primarily the result of lower third party legal and advisory expenses, including external relations, and lower stock-based compensation expense.

Net loss was $8.3 million and $15.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease of over $7.5 million is primarily the result of higher production along with activities focused on costs savings in hauling, related maintenance, mining, consulting, and stock based compensation expense. Other income increased approximately $1 million as a result of the lapse of tax indemnification.

Liquidity and Capital Resources

Total current assets were $11.9 million at September 30, 2014. Cash and cash equivalents on hand at September 30, 2014 totaled $9.3 million. Inventories, stockpiles, and mineralized material on leach pad totaled $1.5 million. In February 2014, the Company entered into a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), which the Company borrowed against during February 2014. In October 2014, the Company and Auramet agreed to reinstate the Revolving Credit Facility and extend up to $5,000,000 of availability thereunder for the period from the current maturity of February 6, 2015 to February 5, 2016. The Company also incurred an additional $3.0 million in debt obligations by purchasing and financing mining vehicles and equipment from Caterpillar, resulting in significant reductions in equipment operating and rental expenses. The Company believes it has the ability to make its debt payments within the normal course of business for at least the next twelve months. In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11 million, net of issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 per share.

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2014, as compared to a use of $11.6 million for the nine months ended September 30, 2013. Our use of cash in the first nine months of 2014, was primarily from operating losses associated with higher blasting and hauling costs relative to production of mineralized material during the first quarter of 2014 and pay down of $1.2 million of accounts payables balance during the first nine months of 2014. Our use of cash in the first nine months of 2013 was primarily from operating losses associated with ramping up production, including an increase in inventory and in accounts receivable.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2014, primarily as the result of $1.9 million purchase of land and mining vehicles, and bond deposit increase of $0.8 million, offset by $0.2 million of proceeds from the sale of equipment previously used in our mining activities. Net cash used in investing activities for the nine months ended September 30, 2013, was $2.6 million, primarily as the result of $572 thousand of proceeds from the sell of equipment that was previously used in our mining development and production activities, net of capital asset purchases of $2.6 million and bond deposit increases of $582 thousand.

Net cash provided by financing activities for the nine months ended September 30, 2014, was $11.9 million, comprised of net proceeds of $11 million from sale of securities and proceeds of $4.6 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of our long-term debt obligations of approximately $3.7 million. Net cash provided by financing activities for the nine months ended September 30, 2013 was $14.1 million, comprised of net proceeds of approximately $18.3 million in two public offerings totaling 9,146,920 shares of our common stock at a prices of $2.00 and $2.11 per share, partially off-set by the pay-down of our long-term debt obligations of approximately $4.2 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception. During 2013, the Company's first full year of production, it was limited, by permit, to up to 1 million tons of stacked and processed mineralized material. In late November 2013, the Company modified the permit, increasing the limit to up to 4 million tons per annum, and accordingly, the Company's current business plans reflect increased production, reduced costs and improved efficiencies, and generating prospective, positive cash flows. The Company continues reducing costs applicable to mining, targeting over $7 million in reductions for 2014, as compared to 2013. The Company has already realized annualized savings of approximately $4.1 million from reduced staffing in crushing, related maintenance, mining and administrative, drilling and blasting, logistics and administration cost reductions. The Company continues progressing toward its goal of doubling the rate of year over year production ounces and increasing cash flow, while reducing costs.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below. The Company was an exploration company for most of its existence and recently transitioned into production in the Lucerne Mine, and accordingly, has incurred net operating losses and negative cash flows from operations since inception. At September 30, 2014, the Company has cash and cash equivalents of $9.3 million. For the nine months ended September 30, 2014. The Company incurred a net loss of $8.3 million and used cash flows in operations of $2.6 million for the nine months ended September 30, 2014. For the three months ending September 30, 2014 the Company incurred a net loss of $1.0 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time, whereby Auramet, on October 9, 2014, agreed to extend the facility from the current maturity of February 6, 2015, an additional year, to February 5, 2016. The Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means. There is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.
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

For the remainder of 2014, the Company plans on spending up to $1 million in capital expenditures, primarily infrastructure and development needs for the expansion of the Lucerne Mine and related heap leach processing capacity. The Company also plans to pay down an additional $3.3 million in debt obligations, including $2.5 million on the Revolving Credit Facility.

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

In the third quarter of 2014 Gold Bullion prices averaged approximately $1,281.93 per ounce, up from a quarterly low close of $1,213.50 on September 22, 2014. Gold has fluctuated from that low to a high of $1,340.25 during the quarter. Silver prices averaged $19.74 per ounce, also gaining from quarterly lows of $17.11 on September 30, 2014 to a high of over $21.50 per ounce during the third quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the nine months ending September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to an accredited investor within the meaning of Rule 501 of Regulation D of the Securities Act. The recipient of securities in these transactions had adequate access, through business or other relationships, to information about us.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months periods ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: October 16, 2014	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).