Form 10-K
period 2014-12-31
Comstock Mining Inc.
filed 2015-01-29
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐  No ☒
The aggregate market value of the 92,530,500 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE MKT LLC on June 30, 2014 was $154,525,935.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 26, 2015
Common Stock	89,740,513
DOCUMENTS INCORPORATED BY REFERENCE

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K or incorporated by reference into this Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities; future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Glossary

“Adit” means a horizontal or nearly horizontal underground passage coming to the surface at one end of a mine.

“Assay” means to test minerals by chemical or other methods for determining the amount of metals contained therein.

“Claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“Feasibility study” means a comprehensive study undertaken to determine the economic feasibility of a project; typically to determine if a construction and/or production decision can be made.

“Grade” means the amount of precious metal in each ton of ore, expressed as troy ounces per ton.

“Heap leaching” means a process whereby gold and silver are extracted by "heaping" crushed ore onto impermeable leach pads and applying a weak cyanide solution that dissolves the gold and silver from the ore into a precious metal-laden solution for further recovery.

“Lode” is a vein-like deposit or rich supply of or source of gold or other minerals.

“Mineralized material” is a body that contains mineralization that has been delineated by appropriately spaced drilling and/ or underground sampling to estimate a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility of extraction at the time of reserve determination.

“NSR” means net smelter return royalty.

“Ore” means a mineral-bearing rock, which may be rich enough to be mined at a profit.

“Oxide” means ore in which some of the minerals have been oxidized (i.e., combined with oxygen through exposure to air or water) from surface exposure, fracturing, faulting, or exposure to high temperatures. Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved. Oxide ore is generally processed using a heap leach method.

“Placer” means alluvial deposit containing particles or larger pieces of gold or other minerals.

“Probable reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

“Proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

“Quartz” is one of the most common of all rock-forming minerals and one of the most important constituents of the earth's crust. Quartz may be transparent, translucent, or opaque; it may be colorless to colored.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, can also be expressed as a percentage.

“Reserves” or “ore reserves” mean that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

“Stripping ratio” or “strip ratio” means the ratio of waste tons to ore tons mined.

“Sulfide” means a compound of sulfur and a metallic element. Sulfide ore is generally processed using milling methods.

“Tailings” means refuse materials resulting from the washing, concentration, or treatment of ore.

“Ton” means a short ton (2,000 pounds).

“Vein” is a deposit of non-sedimentary origin, which may or may not contain valuable minerals; lode.

“Waste” means rock or other material lacking sufficient grade and/or other characteristics to be economically processed or stockpiled as ore. To access an ore deposit it is often necessary to remove waste.

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

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible, with a low-cost management focus and socially responsible. These plans are focused on expanding the Lucerne Mine, both with surface and underground development targets and commissioning a second, Dayton mine. The Company has already met the first three intermediate resource objectives by validating measured and indicated resources containing more than 2,000,000 gold equivalent ounces.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced 20,815 gold equivalent ounces in 2013, the Company's first full year in production and 22,925 gold equivalent ounces in 2014. That is, the Company produced 17,739 ounces of gold and 186,482 ounces of silver in 2013, and 19,601 ounces of gold and 222,416 ounces of silver in 2014. The Company increased production every quarter during 2014, exiting the year at an annualized weekly rate of approximately 36,000 gold equivalent ounces, with December 2014, totaling 3,176 gold equivalent ounces, the highest month since production started.

The Company, during the fourth quarter of 2014, and further again in January 2015, received unanimous approval to significantly amend and expand permitted and allowable uses throughout its entire Lucerne Resource Area, containing the Company's largest, classified gold and silver resources. The amendment applies to both surface and underground mining; processing and milling; mine definition; exploration; development and other ancillary uses. The Company expects that this approval will facilitate further expansion of its current surface mining activities in the Lucerne Mine Area, specifically from the current Lucerne West-side mining activities over and into the East-side mining activities. The Company is also evaluating the feasibility of near term underground mining opportunities, potentially accessible from the current West-side mining activities.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration, mining, and processing. The Company now owns or controls approximately 8,306 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,210 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,096 acres of unpatented Lode, Placer and Mill site mining claims, which the Bureau of Land Management (“BLM”) administers. In addition to land holdings, the Company secures options on over 1,300 more acres.

The Company’s hospitality segment owns and operates the Gold Hill Hotel and related cottages. The hospitality segment is not generally seasonal in nature except for the period November through February when tourism population volumes are commonly lower.

Financial information for each of our segments is disclosed in footnote 14 to the consolidated financial statements.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused to date on the Lucerne Resource area (including the east-side target within this area), the Dayton Resource area and the Spring Valley exploration target. We also plan on focusing exploration on the Northern Extension, Northern Targets, and Occidental Target areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley. The Company’s existing heap leach processing facility for gold and silver was redesigned and expanded in late 2013 and again in the fourth quarter of 2014 to accommodate new production plans.

The Lucerne Resource area has been the focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines. The Company has the key mining permits required for this area. The Lucerne Resource area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company and is the site of our current production activities. The east-side target within this area ranks as one of the Company’s top exploration and production expansion targets.

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

Comstock Mine Project Claims
(Lyon, & Storey Counties, NV) As of January 2015
Comstock Mining Inc.
Base map: USGS Virginia City, Flowery Peak,
New Empire, & Dayton Quadrangles 7.5 minute Series
N
Feet
0
2,000
4,000
8,000
Patented Claims & Fee Lands
Comstock Mining Inc.
Gold Hill Hotel Inc.
Fred Garrett
NCJV/CMI
NCJV/RR & Gold
North Comstock JV
Railroad and Gold LLC
Unpatented Mining Claims
Comstock Mining Inc.
North Comstock JV
James Obester
New Daney Company Inc.
Railroad and Gold LLC
Renegade Mineral Holdings LLC

Figure-1 Comstock Mining’s Claims in Storey and Lyon Counties, Nevada

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Employees

As of December 31, 2014, we have 114 full-time mining employees, inclusive of our general and administrative function. We also have 8 full-time and 2 part-time hospitality employees working for the Gold Hill Hotel, Inc.

Principal Markets

We sell our production on world markets at prices established by commodity markets. These prices are not within our control. We had revenues of $24,736,929 in our second full year of production in our mining segment and $846,432 of revenues in our hospitality segment during the year ended December 31, 2014. We had operating losses of $8,278,166 and $414,540 in our mining and hospitality segments, respectively, during the year ended December 31, 2014. We had total assets of $45,029,258 and $1,426,614 in our mining and hospitality segments, respectively, as of December 31, 2014. We did not have a hospitality segment for any period prior to fiscal year 2011. See footnote 14 to our audited consolidated financial statements for additional information regarding our segments.

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

The Nevada Revised Statutes and regulations promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection, Bureau of Mining and Reclamation require a surety bond to be posted for mining projects so that after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past three years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the State of Nevada's Bureau of Mining Regulation and Reclamation (“BMRR”). The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $8.6 million, that is, $7.1 million for BMRR and an additional $1.5 million for Storey County. For the years ended December 31, 2013, and 2012, the Company had provided estimates and surety bonds in the amounts of $5.2 million and $4.7 million, respectively.

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and has signed a corporate guarantee. The cash collateral percentage due to Lexon is approximately 30% of the total state bond amount of $8.6 million. At December 31, 2014, $2.5 million of the required collateral has been deposited and the remaining $0.1 million, payable in installments, is recorded as an accrued expense.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties and the attraction and retention of human capital. Such competitors may have substantially greater financial resources than we do.

History

The Company began acquiring properties and developing projects in the Comstock District in 2003. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006 from our existing Lucerne mine and American Flat heap leach processing facilities. Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning. The Company restarted mining operations in the third quarter of 2012 and resumed pouring doré bars of silver and gold in September 2012. In 2013, we accomplished the first major phase of our production plan goal by pouring 20,815 gold equivalent ounces. In 2014, the Company's second full year in production, the Company produced 22,925 gold equivalent ounces, that is, 19,601 ounces of gold and 222,416 ounces of silver.

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

Financing Events

During 2014, the Company completed one equity financing transaction resulting in over $11.9 million in gross financing (approximately $11 million, net of issuance costs) to fund working capital, ramp up of initial operations, acquire properties, plant and equipment, and support mine development and other general corporate matters.

On February 11, 2014, the Company entered into a new $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Revolving Credit Facility. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The Revolving Credit Facility contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Revolving Credit Facility additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. On February 12, 2014, the Company drew the entire line representing cash proceeds of approximately $4.6 million, net of prepaid interest and fees of approximately $0.4 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. In addition, the Company paid Auramet additional loan fees of approximately $0.3 million via the issuance of 137,105 shares of common stock included as a component of prepaid assets in the condensed consolidated balance sheets. The Company further agreed to make additional loan fee payments if the value of 63,505 of such shares of common stock issued to Auramet was less than $123,835 when sold. This resulted in the recognition of a contingent debt obligation payment derivative (see footnote 4). The Revolving Credit Facility will be repaid through 14 bi-weekly cash payments of $357,143 beginning August 8, 2014 and ending February 6, 2015. On January 27, 2015, the Company and Auramet agreed to increase the facility up to $8.0 million and extend the facility from the current maturity of February 6, 2015 to February 6, 2017.

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

Our mining properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow in the winter, which could, at times, hamper accessibility depending on the winter season precipitation levels. As a result, our exploration and mining plans could be delayed for several months each year. Such delays could affect our anticipated business operations and increase our expenses.

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

We have invested capital and have otherwise been involved in various mineral properties and projects in the Comstock District where we have not conducted sufficient exploration and engineering studies to minimize the risk of project failure to the extent that is typical in the mining industry considering our size. Our mineral projects involve high risks because we have not invested sufficiently in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis to the same extent that other mining companies might deem reasonable. Standard industry practice calls for a mining company to prepare a formal mine plan and mining production schedule and have these documents reviewed and validated by a third party specialist. We have not had a formal mine plan and mining production schedule economically validated by a third party specialist.

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

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2014, we have no material open hedge positions.

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

Resource and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

The calculation of mineral resources, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral resources and corresponding grades. Until mineral resources and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral resources and other mineralized materials and ore may vary depending on metal prices. Any material change in the quantity of mineral resources, other mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our mining production depends on the availability of sufficient water supplies.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Most of our mining operations are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies.

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

Mining companies are increasingly required to consider and provide benefits to the communities in which they operate

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally, and corporations in natural resource industries, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, and communities surrounding operations benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations and pressure to increase taxes and royalties payable to governments and communities.

Our operations are subject to strict environmental laws and regulations, which could result in added costs of operations and operational delays.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs which could have a material adverse effect on our business.

Our business is an energy-intensive undertaking, resulting in a significant carbon footprint. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. In December 2009, the EPA issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Regulations have been adopted and additional laws or regulations may be promulgated in the U.S. to address the concerns raised by such endangerment finding. Legislation and increased regulation and requirements regarding climate change could impose increased costs on us and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Until the timing, scope and extent of any future requirements becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compete.

Extreme weather events (such as increased frequency or intensity of hurricanes or prolonged drought) have the potential to disrupt operations at our projects. Where appropriate, our projects have developed emergency plans for managing extreme weather conditions; however, extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect our business.

Because our land holdings are within the Carson River Mercury Superfund Site, our operations are subject to certain soil sampling and potential remediation requirements, which may result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.

Substantially all of our land holdings are within the Carson River Mercury Superfund Site (CRMS) Study Area and portions are within the risk area boundaries identified by NDEP and the United States Environmental Protection Area (USEPA). These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements in these areas, the Company conducts soil sampling pursuant to a plan that has been approved by the NDEP. This sampling is intended to demonstrate the absence of contamination before mining, processing or other operations in that area. If contamination above agency-established levels of concern is encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area, remove the materials for disposal, or cover the area with clean fill material. Through this sampling program and, if necessary, removal of contaminated materials, the Company intends to enable the NDEP and USEPA to better define the Carson River Superfund Site and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. The NDEP and USEPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies or that future changes in CRMS-related requirements will not negatively affect our operations.

Our insurance and surety bonds for environmental-related issues are limited.

Our insurance and surety bonds against environmental risks are limited as to the maximum protection against potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production. Further, there is no assurance that insurance carriers or surety bond providers will be able to meet their obligations under our arrangements with them. In the event that our environmental liabilities and costs exceed the coverage provided by our insurance carriers and surety bond providers or such parties are unable to meet their obligations, we would have limited funds available to us to remedy such liabilities or costs or for future operations. If we are unable to fund the cost of remedying an environmental problem, we also might be required to enter into an interim compliance measure pending completion of the required remedy.

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

We may be subject to litigation.

We may be subject to legal proceedings. Due to the nature of our business, we may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

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

Our business depends on a limited number of key personnel, the loss of who could negatively affect us.

Our officers and employees are important to our success. If any of them becomes unable or unwilling to continue in their respective positions, and we are unable to find suitable replacements, our business and financial results could be materially negatively affected.

Our business may be adversely affected by information technology disruptions.

Cybersecurity incidents are increasing in frequency, evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We believe that we have implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our financial condition and results of operations.

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

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of the Company and its prospects;

•	investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives;

•	investors’ perceptions of the prospects of the mining and commodities markets;

•	difficulties between actual financial and operating results and those expected by investors and analysts;

•	our inability to obtain permits or otherwise fail to reach Company objectives;

•	changes in our capital structure;

•	trading volume fluctuations;

•	actual or anticipated fluctuations in quarterly financial and operational results;

•	volatility in the equity securities market; and

•	sales, or anticipated sales, of large blocks of the Company’s common stock.

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

Mr. John V. Winfield, the Chairman of our Board of Directors, and entities that he controls (the “Winfield Group”), through its ownership of common stock, preferred shares and warrants of the Company, owns approximately 32.2% of the economic interests of the Company’s capital stock and approximately 68.8% of the voting security interests, in each case on an as converted basis, as of December 31, 2014. As a result, the ability of holders of common stock to determine the management and policies of the Company is significantly limited.

Outstanding convertible securities, options, warrants and restricted shares may result in substantial dilution.

At December 31, 2014, we had outstanding 82,480,600 shares of common stock. In addition, we had outstanding preferred shares, options, warrants and restricted shares. At December 31, 2014, shares of preferred shares and warrants were convertible into, or exercisable for, a total of approximately 55.3 million additional shares of our common stock, subject to further anti-dilution provisions. At December 31, 2014, approximately 3.6 million unvested restricted shares were outstanding.

The terms of the Operating Agreement of Northern Comstock LLC may significantly dilute the ownership interests of the common stock.

The Operating Agreement of Northern Comstock LLC provides for capital contributions by the Company in the form of shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) unless Northern Comstock LLC requests payment in cash. The Operating Agreement provides for additional capital contributions of 862.5 shares of Series A-1 Preferred Stock (approximately 1.3 million shares of common stock as converted) on each anniversary of the Operating Agreement through and including the 39th anniversary, if no requests for contributions in cash were made. If an event of default occurs under the Operating Agreement, the additional capital contributions could be accelerated and the entire unpaid amount of the Company’s capital contribution, up to the aggregate of 30,188 shares of Series A-1 Preferred Stock (approximately 46.4 million shares of common stock as converted) issuable under the Operating Agreement, could become issuable immediately at the option of Northern Comstock LLC. In addition, the Operating Agreement provides that each time more than 200,000 additional gold equivalent ounces of measured and indicated resources are validated, the capital contributions for such year will be accelerated to $5 million or 5,000 shares of Series A-1 Preferred Stock.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 3,950,000,000 shares of common stock, of which 82,480,600 shares were issued and outstanding as of December 31, 2014, and 50,000,000 shares of preferred stock, of which 48,648 Preferred Shares are issued and outstanding as of the December 31, 2014. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

We have made and may in the future pursue investments in other companies, which could harm our operating results.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

We may pursue acquisitions of other companies or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

Acquisitions of other companies or new properties may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the expansion of our production capacity, permit requirements, debt incurred or capital stock issued to make such acquisitions, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company's operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Furthermore, potential acquisitions, whether or not consummated, will divert our management's attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Our property rights to the mineral estate of the Comstock Mine Project consist of five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property and mining claims administered by the BLM. This project has 107 patented and 339 unpatented mineral lode claims, as well as 25 unpatented placer claims. The Comstock Mine Project holdings consist of approximately 8,306 acres of mining claims and parcels. The acreage is comprised of approximately 2,210 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,096 acres of unpatented mining claims which the Bureau of Land Management, (“BLM”) administers.

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

Facilities Area

The heap leach facility and former Company headquarters originally occupied a 40-acre site in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City and 30 miles southeast of Reno, Nevada. The property was included in the acquisition of Plum Mining by the Company in November 2003. The site has expanded, through land acquisitions, to 100 acres. The Company’s headquarters is at our Corporate Campus at 117, 119 and 123 American Flat Rd. in Gold Hill, Nevada, covering a 5 acre parcel. Our active mining and reclamation operations currently take place over a nearly 100 acre area.

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

Mineralization in the Lucerne Resource area is located in the historic mine sites of the Lucerne open-cut, Silver Hill, Hartford and Billie the Kid. The mentioned historic mines extracted precious metals from mining veins developed within the northwest striking Silver City fault zone. Detailed studies by our geologic staff have identified within the Silver City fault zone four definitive sub-parallel northwest striking mineralized structures. The spacing between each of these structures is approximately 100 to 150 feet.

Our geologists have also identified structurally complex zones developed within the Silver City fault zone that have enhanced precious metals grade of contiguous mineralization averaging 0.10 gold ounce per ton for 200 feet. The structural complexity is explained by cross-cutting east-west and northeast striking mineralized structures intersecting with the northwesterly striking assembly of Silver City fault zone structures.

During 2014, the mineralized material extracted from the Lucerne Resource area progressively increased in silver content. In early 2014, the silver to gold ratio was approximately 10:1. As the open cut developed the northern Justice portion of the Lucerne and deepened down-dip along the Silver City fault zone the silver to gold ratio increased. The silver to gold ratio peaked in December to a high of 18:1. The 2014 year to date weighted average of silver to gold ratio was 17.5: 1. This compares to historic ratios of silver to gold of 100:1 located in the northern Comstock District. Currently, exploration drilling has identified gold and silver mineralization over a strike distance of nearly one mile, with definition and in-fill drilling on 50 to 100 foot centers over almost one mile. Mineralization is open-ended to the north and south along strike and down-dip to the east, including the recently discovered Chute Zone in the eastern portion of the Lucerne.

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history. We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 8,306 acre land position. We are conducting an ongoing exploration program to locate and test surface mineral targets, as well as deep underground "bonanza" targets, by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

The Company recently completed a five month, extensive, dedicated geological exercise, started in May 2014, that included compiling, interpreting, and feasibility modeling for expanded surface mining and initial underground mine development. The effort started with the construction of detailed, 50-foot spaced geologic cross-sections covering the entire length of the East-side (approximately 2,400 feet). The models incorporate all available data, including existing drill holes, historic underground mine maps, current western mine development and the Company’s detailed surface geologic maps.

The sectional compilation resulted in several important findings. The work confirmed that the lode is comprised of a group of northwest trending, sub-parallel mineralized structures, rather than a simple vein system confined to a single fault zone. These structural groups coalesce into a single 150-foot wide zone in the central part of the East-side area. The faults (structures) diverge to the north and south to create zones up to 600-feet wide. The Company also discovered dike-like masses of quartz porphyry that have intruded into the main lode and may have a direct relationship to the known mineralization.

The Company has also utilized the sectional data to develop level plans at elevations between 4800’ and 5340’, spaced 20 feet apart vertically, and extending along the entire length of the East-side. The Company has also configured and integrated the underground mine workings into the plans. The drilling program will be significantly complemented and enhanced by the near-term access into the historic adits and tunnels from the Woodville Bonanza. The Company is preparing to access those former mines to sample, map and validate known extensions to these geological structures. The results from the underground program will be incorporated into the sectional data along with newly derived grade shells and grade models and an initial, phased reserve model will be created for this area. The new access to the Woodville Bonanza structures could represents a significant opportunity for additional, valuable data that could position the Company for an accelerated, efficient underground mine plan in Lucerne Area.

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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded from mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, is aggressively opposing the action of the CRA.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We maintain insurance to mitigate losses related to certain risks. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flow.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE MKT LLC exchange under the symbol “LODE.” The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2014
Fourth Quarter	$1.36	$0.65
Third Quarter	$1.69	$1.19
Second Quarter	$1.77	$1.56
First Quarter	$2.06	$1.63

2013
Fourth Quarter	$1.90	$1.64
Third Quarter	$2.23	$1.64
Second Quarter	$2.06	$1.65
First Quarter	$2.20	$1.78

The last reported sale price of our common stock on the NYSE MKT on January 26, 2015, was $1.01 per share. As of January 26, 2015, the number of holders of record was approximately 535.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares our cumulative total stockholder return from December 31, 2009 with those of the NYSE MKT Composite Index and the Market Vectors Gold Miners Index. The graph assumes that U.S. $100 was invested on December 31, 2009 in (1) our common stock, (2) the NYSE MKT Composite Index and (3) the Market Vectors Gold Miners Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
among Comstock Mining, the NYSE MKT Composite Index
and the Market Vectors Gold Miners Index.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
LODE	100.00	240.28	126.32	157.38	125.19	51.43
NYSE MKT Composite Index	100.00	108.70	101.04	111.89	134.81	142.10
Market Vectors Gold Miners	100.00	129.69	110.07	95.90	43.43	36.47

Equity Compensation Plan Information

See Equity Compensation Plan Information under Item 11. Executive Compensation and also below for information on plans approved by our stockholders.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2014, and additional issuances through January 26, 2015 that were not registered under the Securities Act and not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On November 17, 2014, the Company issued 1,538,462 of Rule 144 restricted shares of common stock to R M Wunderlich Trust towards the purchase of 70 acres of land with four residences and additional vacant land (the "Dayton" property), directly adjacent to the Company's holdings in Gold Canyon and Spring Valley.

On December 15, 2014, the Company issued 15,000 restricted shares of Rule 144 restricted shares of common stock to Mr. Timothy Collins towards the purchase of 1.5 acres of land, located in American Flat and directly adjacent to the Company's processing facilities.

On January 23, 2015, the Company issued 36,145 restricted shares of Rule 144 restricted shares of common stock to Robert Carrington towards the purchase of mineral rights, located near the Company's mining operations.

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

Item 6. Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
REVENUES
Revenue - Mining	$24,736,929	$24,103,013	$4,504,457	$—	$—
Revenue - Hospitality	846,432	723,574	634,159	473,386	—
Total revenues	25,583,361	24,826,587	5,138,616	473,386	—

COST AND EXPENSES
Costs applicable to mining revenue	19,126,632	26,495,665	3,554,727	—	—
Hospitality operating costs	1,260,972	1,117,225	928,897	570,039	—
Exploration and mine development	2,658,473	3,012,790	11,901,250	7,115,382	3,148,899
Mine claims and costs	3,750,866	3,735,267	3,280,059	2,354,917	787,728
Environmental and reclamation	1,107,170	1,756,935	3,123,994	31,028	1,933
General and administrative	6,371,954	9,641,507	12,669,323	5,956,561	3,125,256
Total cost and expenses	34,276,067	45,759,389	35,458,250	16,027,927	7,063,816

LOSS FROM OPERATIONS	(8,692,706)	(20,932,802)	(30,319,634)	(15,554,541)	(7,063,816)

Total other income (expense), net	(946,067)	(414,218)	(442,639)	3,872,229	(53,262,603)

LOSS BEFORE INCOME TAXES	(9,638,773)	(21,347,020)	(30,762,273)	(11,682,312)	(60,326,419)

INCOME TAX BENEFIT	—	—	—	76,081	—

NET LOSS	(9,638,773)	(21,347,020)	(30,762,273)	(11,606,231)	(60,326,419)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(3,672,785)	(4,016,705)	(4,370,247)	(4,696,766)	(1,276,902)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,311,558)	$(25,363,725)	$(35,132,520)	$(16,302,997)	$(61,603,321)

Net loss per common share – basic	$(0.17)	$(0.42)	$(0.87)	$(0.66)	$(3.18)

Net loss per common share – diluted	$(0.17)	$(0.42)	$(0.87)	$(0.66)	$(3.18)

Total assets	$46,455,872	$43,999,996	$47,864,545	$29,974,152	$37,121,524
Long-term debt and capital lease obligations, including current portion	11,598,483	7,907,474	13,731,655	1,437,081	1,452,411
Total stockholders' equity	22,241,100	20,243,748	18,394,562	16,597,675	24,666,005

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

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2014, as well as our future results.

Overview

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the Comstock District, secured and expanded permits, built an infrastructure and brought the exploration project into production.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping, geophysical analysis, exploration drilling, drill hole logging and extensive geological cross-sectional analysis and mine planning. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our current mining operations, to target geologically prospective exploration areas and plan exploratory programs, including drilling.

Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved highway.

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton; and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible and socially responsible. The Company has already met the first three intermediate resource objectives by validating measured and indicated resources containing more than 2,000,000 gold equivalent ounces. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 20,815 and 22,925 gold equivalent ounces in 2013 and 2014, respectively. That is, the Company produced 17,739 ounces of gold and 186,482 ounces of silver in 2013, and 19,601 ounces of gold and 222,416 ounces of silver in 2014. The Company increased production every quarter during 2014, exiting the year at an annualized weekly rate of approximately 36,000 gold equivalent ounces, with December 2014, totaling 3,176 gold equivalent ounces, the highest month since production started.

During the fourth quarter of 2014, and further again in January 2015, the Company received unanimous approval to significantly amend the Company’s existing Special Use Permit No. 2000-222-A-3, expanding allowable mining and processing uses throughout its entire Lucerne Resource Area, containing the Company's largest, classified gold and silver resources. The amendment applies to both surface and underground mining; processing and milling; mine definition; exploration; development and other ancillary uses. The Company expects that this approval will facilitate further expansion of its current surface mining activities in the Lucerne Mine Area, specifically from the current Lucerne West-side mining activities over and into the East-side mining activities. The Company is also evaluating the feasibility of near term underground mining opportunities, potentially accessible from the current West-side mining activities.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 8,306 acres of mining claims and parcels in the Comstock and Silver City Districts J. The acreage is comprised of approximately 2,210 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,096 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

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

Equity Raises

On May 8, 2014, the Company announced a public offering of its common stock. On May 9, 2014, the Company announced that it entered into an underwriting agreement to sell 6,500,000 shares of the Company’s common stock (the “Shares”) at a public offering price of $1.59 per share. The Company also announced that it granted the underwriters a 30-day option to purchase up to an additional 975,000 shares of common stock to cover over-allotments. The Company closed the sale of 7,475,000 shares (including the Shares delivered pursuant to the underwriters' exercise of the over-allotment option) on May 14, 2014. As a result of the offering, the Company received net cash proceeds of approximately $11 million.

Our Team

We believe we have exceptional mine engineering, geological, geo-statistical, metallurgical, safety, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2014, we have 114 full-time employees. We also have 8 full-time and 2 part-time hospitality employees working for the Gold Hill Hotel, Inc. In addition, we have strengthened our system through agreements and relationships with certain key partners.

Corrado De Gasperis has been President and CEO of Comstock Mining since April 2010, and appointed to the Board of Directors in June 2011. He brings over 27 years of industrial metals and mining manufacturing, operational and financial management, and capital markets experience. Previously, he served as the Chief Executive Officer of Barzel Industries Inc. (formerly Novamerican Steel Inc.) from April 2006 through September 2009. Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, including construction, infrastructure development and mining. From 2001 to 2005, he served as Chief Financial Officer of GrafTech International Ltd., a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000. From 1987 to 1998, Mr. De Gasperis was a certified public accountant with KPMG LLP. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served major clients like General Electric and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors. Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a Director of the Gold Hill Hotel, Inc., and a Director of Nevada Works, furthering Northern Nevada’s economic development plans. He is also a Member of the NYSE Markets Advisory Committee, the Northern Nevada Development Authority, and the Northern Nevada Network.

Laurence "Larry" Martin has been the Director of Exploration & Mineral Development since 2010, and Chief Geologist since 2008. He brings over 31 years of successful precious metals exploration, mine development and production experience. He participated and supervised exploration projects in Northwest Territories, Canada, Liberia, West Africa, Mexico, Honduras, and areas within the western region of the United States. Mr. Martin’s production experience is exemplified by supervisory positions in the following Nevada mines: Manhattan, Borealis, Hog Ranch, and Denton-Rawhide.

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

Stephen "Steve" Russell has been Senior Mine Geologist since 2010. He has over 35 years of experience in precious metal mine planning, grade control, open pit mine production, including extensive heap leaching processing, and exploration. Mr. Russell has extensive Nevada mine planning and production experience and is a recognized authority in the Comstock District. He also has international exploration experience in Chile and China. Mr. Russell’s career includes extensive and specific project work in the Comstock Lode District as a Mine Geologist, Exploration Geologist, and Mine Project Planning, including direct experience in the Company’s near term production areas including the Lucerne, Dayton and Spring Valley Projects.

Mr. Russell is a graduate of California State University in Fresno, where he obtained a B.A. in Industrial Technology in 1971, a B.A. in Geology in 1974, and a Masters in Geology in 1976, with a thesis on stratigraphy and structure of Mesozoic meta-volcanic rocks. He is an industry-published author of unique Western U.S. structural geology.

Harold “Hal” Galbraith joined Comstock Mining in March 2014 as Director of Mining and brings over 30 years of experience in open pit, gold, silver and copper operations, as well as surface coal mining operations, maintenance systems, technical services, and industrial engineering support. He has held a variety of positions including Mine Manager, Mine Production Superintendent, Sr. Production Engineer, Assistant Superintendent of Production, Senior Mining Engineer, Senior Projects Engineer, Long and Short Range Planner, and Safety Coordinator.

Mr. Galbraith holds a Bachelor of Science in Mining Engineering from the Pennsylvania State University.

Timothy George joined Comstock Mining in 2014, as Senior Mine Engineer and brings nearly 10 years of experience in mine design, modeling and optimization. Mr. George has evaluated blast and loading designs in copper mining, coordinated production and maintenance activities in coal mines and has extensive long-term, strategic mine design, phasing and near term production scheduling, including geological and block model manipulation, fleet simulations and optimizations for surface mining as well as engineering design and boundary optimization for underground mining.

Mr. George holds a Bachelor of Science Degree in Mining Engineering, Cum Laude, from the University of Arizona.

R. Kenneth Joy joined Comstock Mining in 2013, most recently as Director of Strategic Project Management and brings over 12 years of experience in heavy industry and commercial civil engineering, above and underground utility and earthwork construction, permitting and complex construction project and multi-project management, including projects for the United States Forest Service.

Mr. Joy holds a Bachelor of Science Degree in Civil Engineering from the University of Nevada, Reno.

Brett "Randy" Harris has been the Director of Safety since 2010, and has over 35 years of experience in the fields of occupational health, safety and security. He has worked with organizations like Round Mountain Gold Corp. in Round Mountain, NV, Golden Predator Mines in Winnemucca and Imlay, NV and was most recently with the Turquoise Ridge Joint Venture between Barrick Gold and Newmont Mining Corporation. Mr. Harris also spent five years with the State of Nevada Mine Safety and Training Section as a Safety Specialist.

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

Judd Merrill became Chief Accounting Officer in 2014, and has been our Controller since 2011. Mr. Merrill brings strong financial planning, treasury and cash management experience in the mining sector in addition to his broader financial accounting, reporting and internal control experience, having worked as Controller of Fronteer Gold Inc. and Assistant Controller at Newmont Mining Corp., both in Nevada. He also worked for Meridian Gold Company and Deloitte & Touche LLP.

Mr. Merrill holds a Bachelor of Science in Accounting from Central Washington University and a Masters of Business Administration from the University of Nevada, Reno and is a Certified Public Accountant.

Rachel Yelderman joined Comstock Mining in 2012, and became Director, Environmental and Permitting in 2014. She brings 8 years of experience in environmental planning, permitting, bonding and reclamation experience.  Ms. Yelderman represents the primary interface between the Company and its primary regulators, both at the state and federal levels, and is instrumental and integral in the project management of reclamation, historical restorations and planned mining and processing expansions. Prior to joining Comstock Mining Inc., she managed environmental permitting and reclamations in surface mining and other industrial activities with Energy Futures Holdings Corp.’s Luminant Power Generation division and Brazos Environmental and Engineering Services Inc.

Ms. Yelderman holds a Bachelor of Science Degree in Environmental Studies from Baylor University.

Elaine Barkdull-Spencer joined Comstock Mining in 2013, as Director of External Relations and brings nearly 15 years of experience in economic, business and community development, government relations, and stakeholder management. Prior to joining Comstock Mining, Ms. Spencer worked directly with the Nevada mining industry, as President of the Barkdull Spencer Agency, LLC, providing community and stakeholder management services and facilitating sustainability plans and projects for mining dependent communities.  Prior to that, Ms. Spencer was Executive Director at the Elko County Economic Diversification Authority and Chief Executive Officer of the Elko Chamber of Commerce.

Ms. Barkdull-Spencer holds an Advanced Professionalism Certificate from University of Nevada, Reno.  She also holds various independent professional certifications.

Exploration

In December 2014, the Company launched the 2014-2015 exploration and development drilling program (the “Program”) with four major objectives, 1) expanding the Lucerne East-side gold and silver resources, mine plan and current surface mining into the Company’s newly permitted area; 2) accelerating underground feasibility and developing high-grade, underground mine plans for that same newly permitted area; 3) expanding the Dayton gold and silver resources and developing a mine plan for potential future production; and 4) establishing a third major resource in the Spring Valley target area.

The first phase is expected to include 35 reverse circulation (RC) drill holes totaling approximately 11,000 feet and 11 core holes totaling approximately 5,000 feet on the Lucerne East-side. The planned initial investment of approximately $1 million will allow for the expansion of surface mining and help assess the feasibility of specific underground mining opportunities we have identified. The subsequent phases of exploration drilling for the Lucerne will extend farther south and east and will likely consist of an additional 30,000 feet of RC drilling for an additional investment of $1 million.

The Company recently completed a five month, extensive, dedicated geological exercise, started in May 2014, that included compiling, interpreting, and feasibility modeling for expanded surface mining and initial underground mine development. The effort started with the construction of detailed, 50-foot spaced geologic cross-sections covering the entire length of the East-side (approximately 2,400 feet). The models incorporate all available data, including existing drill holes, historic underground mine maps, current western mine development and the Company’s detailed surface geologic maps.

The sectional compilation resulted in several important findings. The work confirmed that the lode is comprised of a group of northwest trending, sub-parallel mineralized structures, rather than a simple vein system confined to a single fault zone. These structural groups coalesce into a single 150-foot wide zone in the central part of the East-side area. The faults (structures) diverge to the north and south to create zones up to 600-feet wide. The Company also discovered dike-like masses of quartz porphyry that have intruded into the main lode and may have a direct relationship to the known mineralization.

The Company has also utilized the sectional data to develop level plans at elevations between 4800’ and 5340’, spaced 20 feet apart vertically, and extending along the entire length of the East-side. The Company has also configured and integrated the underground mine workings into the plans. The drilling program will be significantly complemented and enhanced by the near-term access into the historic adits and tunnels from the Woodville Bonanza. The Company is preparing to access those former mines to sample, map and validate known extensions to these geological structures. The results from the underground program will be incorporated into the sectional data along with newly derived grade shells and grade models and an initial, phased reserve model will be created for this area. The new access to the Woodville Bonanza structures could represent a significant opportunity for additional, valuable data that could position the Company for an accelerated, efficient underground mine plan in Lucerne Area.

The East-side of Lucerne encompasses a nearly half-mile long segment of the Gold Hill/Silver City extension of the Comstock Lode. The East-side already has an extensive amount of drilling, including historic and more recent drilling that represents over 740 drill holes with an aggregate total footage of 270,000 feet (that is, over 51 miles), that the Company is using to evaluate the eastward projection of the Silver City fault zone. Our data also includes historic production records from mines within the East-side area (from the years 1860 to 1940) that totaled approximately 295,495 gold equivalent ounces from about 551,576 tons of material, or an average gold equivalent grade of 0.535 ounces per ton. Most of this production came from underground workings. These East-side, near-surface, mineralized areas represent the Company’s most significant, ongoing development. The historic Woodville Bonanza represents a near surface, intermediate and deeper, higher grade, primarily oxidized mineralized targets and the Chute Zone represents intermediate and deeper, higher grade, primarily oxidized mineralized targets that have been intersected in drill holes to depths of about 800 feet. In addition, the East-side development also includes the evaluation of a significant amount of grade-containing tonnage from historical waste dumps from past surface and underground operations.

The total Program also includes the Dayton Resource Area and Spring Valley. These areas are scheduled for approximately 80,000 feet of RC drilling and approximately 20,000 feet of core drilling at a total investment of approximately $2.9 million and $2.0 million, respectively.

Production

During 2014, the Company completed its second full year of production and transitioned from Billie the Kid and Hartford patented claims in the Lucerne West-side Mine to the higher-grade Justice and Lucerne patents, also in the Lucerne West-side Mine. We completed the planned mining for the Billie the Kid, Hartford and Justice patents during 2014, while continuing to mine the Lucerne patent through 2014 and 2015. The Company's operates a heap leach based, gold and silver production system, including a zinc-precipitate based Merrill-Crowe processing plant. The Company, under the existing water pollution control permit with the State of Nevada, has the crushing and processing capacity to operate at a rate of up to 4.0 million tons of material crushed and stacked, per annum. The Merrill Crowe system facilitates that capacity with an operating fluid processing rate of over 1,000 gallons per minute. In October 2014, the Company renewed its existing water pollution control permit for five more years while receiving authorization for a 9th cell into the leach pad design. The Company's eight existing cells continue under solution until the target gold and silver recovery rates have been achieved and the ninth cell is planned for construction in the first quarter of 2015.

The following table presents mining operations and production by quarter:

	1Q 2014		2Q 2014		3Q 2014		4Q 2014	Total 2014

Mining Operations
Tons Mined	947,852		944,166		1,131,985		1,061,233	4,085,236

Processing
Tons Crushed	205,686		122,026		191,013		182,029	700,754

Weighted Average Grade Per Ton Au	0.024		0.034		0.026		0.039	0.030
Weighted Average Grade Per Ton Ag	0.345		0.546		0.564		0.680	0.527

Estimated Au Ounces Stacked	5,016		4,191		4,926		7,110	21,243
Estimated Ag Ounces Stacked	70,989		66,607		107,822		123,692	369,110
Estimated Au Equivalent* Ounces Stacked	6,140		5,205		6,584		8,806	26,735

Au Ounces Poured and Sold	4,507	(1)	4,763	(1)	5,002	(1)	5,329	19,601
Ag Ounces Poured and Sold	49,358	(1)	48,626	(1)	61,096	(1)	63,336	222,416
Au Equivalent* Ounces Poured	5,290	(1)	5,499	(1)	5,936	(1)	6,200	22,925

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	63.14		65.69		65.03		72.93	66.7
____________________
(1) updated with final settlement assays

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver

Q1, 2013	0.018	0.258
Q2, 2013	0.017	0.344
Q3, 2013	0.025	0.449
Q4, 2013	0.025	0.406
2013	0.020	0.363

Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014	0.030	0.527

The Company produced 20,815 and 22,925 gold equivalent ounces in 2013 and 2014, respectively. The Company increased production every quarter in 2014, exiting the year at an annualized weekly rate of approximately 36,000 gold equivalent ounces, with December 2014, totaling 3,176 gold equivalent ounces, the highest month since production started. The Company averaged over 440 gold-equivalent ounces poured per week in 2014. The Company continuously adjusted its operations to improve grade, maximize yields and increase tons crushed and stacked throughout 2014, and averaged over 705 gold-equivalent ounces poured per week throughout December of 2014. Overall during 2014, the Company crushed and stacked 700,754 dry tons of mineralized material, delivering 21,243 estimated ounces of recoverable gold and 369,110 estimated ounces of recoverable silver to the leach pads, positioning the Company well for growth. Material placed on the heap leach pads remains under solution until the target recovery rates are achieved. Throughout this period, the recovery of gold and silver continues, but the most effective economic recovery of gold and silver takes between 45 to 60 days to complete. The Company estimates it will recover 81% of the recoverable gold and 50% of the recoverable silver from the portion of the heap under leach the longest. Preliminary laboratory metallurgical test results suggest that ultimate heap leach recovery will meet or exceed the estimated ounces of recoverable gold and silver.

For the quarter ended December 31, 2014, the Company realized an average sales price of $1,232.79 per ounce of gold and $16.70 per ounce of silver. In comparison, commodity market prices averaged $1,200.36 per ounce of gold and $16.47 per ounce of silver.

For the year ended December 31, 2014, the Company realized an average sales price of $1,272.28 per ounce of gold and $18.93 per ounce of silver. In comparison, commodity market prices in 2014 averaged $1,266.20 per ounce of gold and $19.08 per ounce of silver.

During the fourth quarter of 2014, and further again in January 2015, the Company received unanimous approval to significantly amend the Company’s existing Storey County Special Use Permit No. 2000-222-A-3 (“Storey SUP”), expanding allowable mining and processing uses throughout its entire Lucerne Resource Area, containing the Company's largest, classified gold and silver resources.

Comstock Mining applied for amendments to significantly modify and expand permitted and allowable uses throughout its entire Lucerne Resource Area, containing the Company's largest, classified gold and silver resources and its recently expanded American Flat processing area. The amendments applied to local county, state and federal permits. The most significant expansion of permitted uses was the Storey County existing Storey SUP, that applies to both surface and underground mining; processing and milling; mine definition; exploration; development and other ancillary uses. Some of the more salient features are highlighted below.

The Storey County SUP expands the overall permitted boundary to over 1,280 acres (from 185 acres), allowing for substantial expansion of mining and processing operations, including the Eastside of Lucerne. Additionally it expands the permitted private property boundary to approximately 400 acres (from 78 acres) for processing to the south and west of the existing processing facility in American Flat, consistent with recent strategic acquisitions of adjacent private lands. The permit allows for ongoing mine definition and exploration for the assessment of mineral deposits, including their location, extent, depth, and grade, for the subsequent phasing of the active mine; it allows for the re-alignment of State Route 342, enabling access to significant resources both under and just east of the current alignment. The permit establishes new and best practices for environmentally responsible mining, including concurrent land reclamation, restoration and preservation of one of the most historically significant and progressive mining districts in Nevada. This permit supports the ongoing development of the county’s significant mineral resources without impeding the growth of the tourism-based economy of the Comstock Lode.

County Line
Original SUP 185 acres
New SUP Boundary 1282 acres
Keystone
Processing Site
Justice
American Flat Mill
Lucerne
East Side
Hartford
Billie The Kid
Storey County
Lyon County
Silver City

The Company also received a five-year renewal of its Water Pollution Control Permit (WPCP), NEV2000109, from the NDEP Bureau of Mining Regulation and Reclamation. The permit, effective October 22, 2014, authorizes construction, operation, and closure of the approved heap leaching facilities in Storey County. Additionally, the permit allows for the construction of an additional cell to the existing heap leach facility. The Company currently has eight active cells and anticipates construction of an additional cell in the first half of 2015. The Water Pollution Control permit also allows processing rates of up to 4 million tons of mineralized material to be placed on the leach pad per annum.

On November 6, 2014, the Company received a revised Nevada Division of Environmental Protection (NDEP) Bureau of Air Pollution Control permit, allowing for longer operating hours and increased throughput. The Company submitted an application to revise its existing OPTC, AP1041-2761. The revisions allow the Company to increase the maximum allowable throughput of gold bearing material to 7,300,000 tons per 12-month rolling period and increase the hours of operation to 20 hour per day from the current limit of 12.

The Company has submitted an application to amend Right-of-Way (ROW) grant NVN 091237, submitted to the BLM's Sierra Front Field Office along with a draft Plan of Development. The existing ROW would expire on December 31, 2017. The ROW amendment would provide an expanded roadway that can accommodate oversized haul trucks, and allow the Company to deliver material from the mine to the processing facility, both located on private land. To evaluate this proposal, the BLM has prepared the American Flat Road/Lucerne Access Right-of-Way Draft EA.  This analysis has been prepared to comply with the National Environmental Policy Act and National Historic Preservation Act. The draft EA analyzes the following activities:

•Modifications to the American Flat Road to facilitate safe use of the roadway;
•Realignment of a portion of the American Flat Road to segregate public traffic from haul traffic; and
•Use of several "wedges" of public land in the Lucerne Pit for haul-through purposes.

The Lucerne Haul Road would be used exclusively for haul-through purposes by the Company.

The Company is currently mining in the Lucerne Mine that includes, among others, the Lucerne and Billie the Kid mining patents. Mined material is currently hauled, on a non-exclusive-use road, to the heap-leach processing facility under an existing right-of-way that was just recently extended to December 31, 2017.

Concurrently, the BLM and consulting parties are preparing a Memorandum of Agreement (MOA) under the National Historic Preservation Act to resolve potential adverse effects to nine historic properties in the project area.  The BLM will hold a separate workshop on the MOA.

The public review and comment period ended on December 9, 2014.

The Company also announced in January 2015, that it has engineered an at-grade crossing that enables it to more efficiently access mine areas east of the Lucerne Resource Area without any major infrastructural changes to the State Route 342 ("SR 342"). The modification allows the Company's haul trucks to move material from the East-side Lucerne resource area across SR 342 to the Company's American Flat processing facilities. The Company is in the process of assessing mine opportunities and preparing mine plans for parcels to the east of SR 342. Storey County's Board of Commissioners found, unanimously, that these plans conform to the Company's existing Special Use Permit N0. 2000-222-A-5.

Operating Costs

During fiscal year 2014, actual Lucerne Mine cost applicable to mining revenue was $23.3 million, $19.1 million net of silver by-product credits as compared to $30.6 million, $26.5 million net of silver by-product credits in 2013, a 24% reduction of cost applicable to mining when comparing 2014 to 2013, despite pouring more gold and silver in 2014. Cost applicable to mining revenue include mining and processing labor, maintenance, drilling, blasting and assaying, hauling, crushing and related maintenance cost, among others. Cost applicable to mining revenue also includes $6.7 million and $4.7 million of depreciation for 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company continued focusing on reducing costs applicable to mining, targeting $6.5 million in reductions for 2014, as compared to 2013, and an additional $3.5 million in administration and all other costs. The Company reduced costs applicable to mining by approximately $8.4 million, for 2014, as compared to 2013, primarily from reduced staffing in crushing, related maintenance, mining, drilling and blasting, logistics, mine development and related cost reductions. The Company further reduced general, administrative and all other costs by another $3.3 million, exceeding the combined target of $10 million by nearly $2 million.

2015 Outlook

The Company expects positive net income and positive cash flow from all operating and investing activities during the first half of 2015, while also commencing expansion and mining activities to the east of the Lucerne mine, developments of an underground Lucerne mine, and finalizing a Dayton mine plan and commencing permitting for the Dayton Resource Area.

Through the end of 2014, the Company continued transitioning into production at higher rates and grades with lower sustainable costs. Under our current mine plan, the Company anticipates expanding operations to the east side of the Lucerne pit accessing material at lower stripping ratios and consistent and higher grades. The Company continues to focus on increasing production and expects to realize additional cost savings into 2015 by synchronizing operations, lower strip ratios and additional savings in non-mining operating expenses.

The Company updated its financial analysis for the remainder of the Lucerne Mine and anticipates annual operating expenses, including all mining and processing costs, of less than $18 million per annum, a more than $5 million reduction over fiscal year 2014. The Company has also identified $1.5 million of potential cost reductions in all other non-mining activities, including general, administrative and environmental areas.

Recent Developments

The Company engineered an at-grade crossing that enables it to more efficiently access mine areas east of the Lucerne Resource Area without any major infrastructural changes to the State Route 342 (“SR 342”). The modification allows the Company’s haul trucks to move material from the East-side Lucerne resource area across SR 342 to the Company’s American Flat processing facilities. The Company is in the process of assessing mine opportunities and preparing mine plans for parcels to the east of SR 342.  Storey County’s Board of Commissioners found, unanimously, that these plans conform to the Company’s existing Special Use Permit N0. 2000-222-A-5.

Land and Mineral Right Acquisitions

We will continue to increase our footprint in the Comstock District through strategic acquisitions.  We consider the historic Comstock district central to our growth strategy. The following acquisitions described below were completed in 2014.

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

On June 26, 2014, the Company closed escrow on an open purchase agreement for 5 vacant lots near its mining and processing operation. The property known as (the "5 Vacant Lots") is located in Virginia City, Nevada. The purchase price of $194,332 comprised of $45,000 cash payment and 88,888 shares of common stock with a fair value of $149,332.

August 4, 2014, the Company entered into an agreement to purchase land and a building near its mine offices in Gold Hill, Nevada. The purchase price of $420,000 was comprised of a $32,000 cash payment and $388,000 in Company restricted common stock. On August 26, 2014 the Company issued 235,151 restricted shares of common stock towards the purchase of this property. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. As of December 31, 2014, no transfer of deed has occurred under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company's consolidated financial statements. Escrow is scheduled to close on October 30, 2015.

On September 9, 2014, the Company completed the purchase of 435 acres near its mining and processing operations. The purchase price of $720,331 was comprised of $54,706.38 cash payment and 468,750 shares of common stock with a fair value of $665,625.

On October 1, 2014, the Company entered into a purchase agreement to purchase 70 acres of land and buildings near its mining operation. The purchase price of $2,300,000 is comprised of $500,000 cash payment with $490,000 due prior to the closing date, and $1,800,000 in Company restricted common shares. No transfer of deed will take place prior to Seller receiving the proceeds from the sale of shares. On November 17, 2014, the Company issued 1,538,462 restricted shares of common stock to Robert Bachler towards the purchase of this property. Escrow is scheduled to close February 27, 2015.

On October 15, 2014, the Company completed the purchase of property known as "commercial VC properties" located in Virginia City, Nevada. The purchase price of $251,595 was comprised of $51,595 cash payment and 170,940 shares of common stock with a fair value of $200,000.

On October 29, 2014, the Company completed the purchase of nearly 7.5 acres of land known as ("Vacant Land") located in Virginia City, Nevada. The purchase price of $141,299 was finalized with a cash payment of $141,299.

In addition, during the year ended 2014, the Company completed six purchases of land property strategically located near its mining and processing operations. The total purchase price of $235,765.35 was comprised of $205,765.35 cash payment and a $30,000 notes payable agreement.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2014, 2013 and 2012.

	2014	2013	2012	Difference 2014 versus 2013	Difference 2013 versus 2012
Revenue - Mining	$24,736,929	$24,103,013	$4,504,457	$633,916	$19,598,556
Revenue - Hospitality	846,432	723,574	634,159	122,858	89,415

Costs applicable to mining revenue	19,126,632	26,495,665	3,554,727	(7,369,033)	22,940,938
Hospitality operating costs	1,260,972	1,117,225	928,897	143,747	188,328
Exploration and mine development	2,658,473	3,012,790	11,901,250	(354,317)	(8,888,460)
Mine claims and costs	3,750,866	3,735,267	3,280,059	15,599	455,208
Environmental and reclamation	1,107,170	1,756,935	3,123,994	(649,765)	(1,367,059)
General and administrative	6,371,954	9,641,507	12,669,323	(3,269,553)	(3,027,816)
Loss for Operations	(8,692,706)	(20,932,802)	(30,319,634)	12,240,096	9,386,832
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(963,169)	454,681	438,519	(1,417,850)	16,162
Interest expense	(997,112)	(1,157,535)	(929,837)	160,423	(227,698)
Interest and other income	1,014,214	2,101	48,679	1,012,113	(46,578)
Gain on settlement of debt obligation	—	286,535	—	(286,535)	286,535
Net Loss	$(9,638,773)	$(21,347,020)	$(30,762,273)	$11,708,247	$9,415,253

Mining revenue increased by $633,916 in 2014 as compared to year ended 2013. This increase is primarily the result of higher ounces produced in 2014 offset somewhat by a lower gold price in comparison to 2013 and 2012. In the year ended 2014, the company produced and shipped 19,601 ounces of gold at the average selling price of $1,272. In comparison, the company produced and shipped 17,739 ounces of gold at the average selling price of $1,362 and 2,583 ounces of gold at the average selling price of $1,744 for the years ended 2013 and 2012, respectively.

The hospitality revenue was $846,432 and for the year ended December 31, 2014. The increase of $122,858 from 2014 to 2013 and the increase of $89,415 from 2013 to 2012 was primarily the result of focused marketing and improvement activities.

Hospitality operating costs increased $143,747 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase primarily resulted from higher consulting and employee wages associated with increased marketing and sales, including severance costs associated with changes in the delivery model. Hospitality operating costs increased $188,328 for the year ended 2013 compared to the same period in 2012. This increase primarily resulted from marketing efforts toward growing sales and improved utilization of the hospitality assets

Costs applicable to mining revenue significantly decreased by $7,369,033 for the year ended December 31, 2014, as compared to 2013. The decrease resulted from lower mining, maintenance, material costs from less variation associated with mining start up activities, production scheduling and includes a 2013, $1.5 million write down in the value of our inventory caused by then declining gold prices. The Company also effectively eliminated redundant costs associated with the temporary use of longer haul routes in the first quarter of 2013, and from eliminating outsourcing of hauling, processes and certain mining equipment. Costs applicable to mining revenue significantly increased by $22,940,938 for the year ended 2013 as compared to the year ended 2012. The increase is primarily the result of a full year of production in 2013 as compared to four months of production in 2012.

Exploration and mine development decreased by $354,317 in 2014, as compared to 2013 and $8,888,460 in 2013, as compared to 2012. The decrease primarily resulted from shifting the Company's focus from exploration to production activities. Exploration activities in 2013 and 2014 primarily represented geological support, grade, and metallurgical analysis and assessment.

Mine claim and costs remained fairly consistent for the years ended 2014, 2013 and 2012. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock Joint Venture.

Environmental and reclamation costs decreased by $649,765 in 2014, as compared to year ended 2013. The decrease is the result of lower environmental consulting costs as a result of completion of environmental studies. Environmental and reclamation expenses decreased $1,367,059 for the year ended 2013, as compared to the year ended 2012. The decrease is primarily for the reduction of environmental costs associated with soil sampling and other related land preparations.

General and administrative expenses decreased by $3,269,553 for the year ended 2014, as compared to the year ended 2013. This decrease is primarily the result of lower stock-based compensation expense, lower consulting and third party expenses and lower administrative costs. General and administrative expenses increased by $3,027,816 for the year ended 2013 as compared to the year ended 2012. This increase is primarily the result of $3,644,602 related to stock-based compensation expense and, to a lesser extent, increases in insurance, travel and other administrative costs.

Change in fair value of derivatives decreased by $1,417,850 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This change is primarily the result of the decrease in stock prices during the year which caused an increase in the debt derivative obligation related to make whole provisions of the agreement with The Golden Goose Mine. The change in fair value of open gold call options, forwards and shares for outstanding debt obligation is also accounted for in this change.

Interest and other income increased by $1,012,113 in 2014 as compared by 2013. During the year ended December 31, 2014, a portion of the tax indemnity liability lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $1 million. Interest income decreased by $46,578 during the year ended 2013 as compared to the year ended 2012. This decrease resulted from an overall decrease in income generating cash and cash equivalents and available-for-sale securities during the year ended 2012.

During the year ended December 31, 2013, we recognized a non-recurring gain on the settlement of our Auramet Facility obligations of approximately $287,000.

Net loss was $9,638,773 and $21,347,020 for the years ended December 31, 2014 and 2013, respectively. The decrease of $11,708,247 from 2014 to 2013 was primarily the result of focused costs reduction and savings activities in hauling, related maintenance, mining, consulting, and stock based compensation expense and slightly higher revenue from production. The decrease of $9,415,253 from 2013 to 2012 was primarily the result of focused production and process improvements activities across entire operations during 2013.

 Liquidity and Capital Resources

Total current assets were $8.6 million at December 31, 2014. Cash and cash equivalents on hand at December 31, 2014 totaled $5.3 million. Inventories, stockpiles, and mineralized material on leach pad totaled $2.2 million.

In February 2014, the Company entered into a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), which the Company borrowed against during February 2014. On January 27, 2015, the Company and Auramet agreed to increase the facility up to $8.0 million and extend the facility from the current maturity of February 6, 2015 to February 6, 2017. The Company also incurred an additional $3.0 million in debt obligations by purchasing and financing mining vehicles and equipment from Caterpillar, resulting in significant reductions in equipment operating and rental expenses. The Company believes it has the ability to make its debt payments within the normal course of business for at least the next twelve months. In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11 million, net of issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 per share.

Net cash used in operating activities for the twelve months ended December 31, 2014 was approximately $2.4 million as compared to $10.3 million for the year ended 2013. Our use of cash in 2014 was primarily from uses for working capital, including an increase of inventories of $1.0 million, the reduction of accounts payables and other accrued expenses of $2.1 million and increase in accounts receivable of $0.3 million. Our use of cash in 2013 was primarily from operating losses associated with ramping up production, and the $2.7 million of gold produced and directly transferred as payment on our Auramet Facility that was completely paid off.

Net cash used in investing activities for the year ended December 31, 2014, was $3.3 million, primarily as the result of capital asset purchases of $2.6 million and bond deposit increases of $0.8 million, net of $0.2 million of proceeds received from the sale of equipment that was previously used in mining development and production activities. Cash used in investing for the year ended 2013 was approximately $6.7 million, primarily as the result of capital assets purchases of $6.0 million and bond deposit increases of $1.3 million, net of $597 thousand of proceeds received from the sale of equipment that was previously used in mining development and production activities.

Net cash provided by financing activities for fiscal year 2014 was $8.6 million, comprised of proceeds of approximately $11 million from the sale of securities and proceeds of $4.6 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of our long-term debt obligations of approximately $7.0 million. Net cash provided by financing activities for the year ended 2013 was $13.4 million, comprised of proceeds of approximately $18.3 million from the sale of securities in two public offerings totaling 9,146,920 shares of our common stock at prices of $2.00 and $2.11 per share, partially off-set by the pay-down of our long-term debt obligations of approximately $4.9 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations every year since inception. During fiscal year 2014, the Company's second full year of production, the Company was able to increase production rates while significantly decreasing costs. The Company continues reducing costs applicable to mining and related costs. The Company realized annual mining, mine development and related savings of approximately $8.4 million (exceeding the target of over $6.5 million) from reduced staffing in crushing, related maintenance, mining, drilling and blasting, logistics and additional $3.3 million in administration cost reductions, totaling approximately $11.7 million, year on year savings. The Company has identified an additional $6 million of annualized savings for 2015, as compared to 2014.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below. At December 31, 2014, the Company has cash and cash equivalents of $5.3 million. During 2014, the Company incurred a net loss of $9.6 million, used $2.4 million of cash in operations, primarily for working capital and used $7.0 million for debt repayments. The Company continues its efforts to increase production, reduce costs and working capital needs, improve efficiencies, and maximize funds available for working capital.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time. On January 27, 2015, the Company and Auramet agreed to increase the facility up to $8.0 million and extend the facility from the current maturity of February 6, 2015 to February 6, 2017. The Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means. There is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

For 2015, the Company plans on spending up to $2.8 million in capital expenditures, primarily infrastructure and development needs for the expansion of the Lucerne Mine and related heap leach processing capacity, including expansion for cell 9 of approximately $1.5 million the at-grade crossing of $0.4 million for mining of the East Side of the Lucerne resource area. The Company also plans to pay down an additional $5.9 million of long-term debt obligations, including $1.1 million on the Revolving Credit Facility.

Contractual Obligations

Our contractual obligations at December 31, 2014 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and capital lease obligations (1)	$12,337,721	$6,271,631	$5,819,500	$77,527	$169,063
Operating Leases (2)	30,978,900	937,900	2,824,500	1,892,000	25,324,500
Reclamation and remediation obligations (3)	5,908,700	—	5,908,700	—	—
	$49,225,321	$7,209,531	$14,552,700	$1,969,527	$25,493,563

(1)	Amounts represent principal of $11,598,483 and estimated interest payments of $739,238, assuming no early extinguishment.

(2)
The Company leases certain properties under operating leases expiring at various dates through 2049. See Note 20 to the Consolidated Financial Statements. Amounts include minimum rental and minimum advance royalty payments.

(3)
We are required to mitigate long-term environment impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada State Environmental Commission and Division of Environmental Protection and other agencies have approved our most recent reclamation plans, as revised, of approximately $5.2 million. In addition, the Company placed a $1.5 million reclamation surety bond through the Lexon Surety Group ("Lexon") with Storey County in October 2014.

Critical Accounting Estimates

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

At December 31, 2014 the Company's estimate of recoverable gold ounces in stockpiles and on the leach pad increased from previously estimated 68% to 81%. This change increased our recoverable gold ounces in ore placed on leach pad during the fiscal year 2014, by approximately 2,762 and as a result inventories and stockpiles and mineralized material on leach pad increased and costs applicable to mining revenue decreased by approximately $2.1 million.

At December 31, 2014, if our estimate of recoverable gold ounces on the leach pad decreased by 1% or 2%, recoverable gold ounces in ore on leach pads and in stockpiles would decrease by 524 ounces or 1,048 ounces, respectively, which would require a write-down of stockpiles and mineralized materials on leach pads by $0.5 million or $0.9 million, respectively. A 1% or 2% increase to our estimate of recoverable gold ounces in ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and increase stockpiles and mineralized materials on leach pads by $0.5 million and $0.9 million, respectively.

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

At December 31, 2014, if our estimate of recoverable gold ounces on the leach pad decreased by 1% or 2%, recoverable gold ounces in ore on leach pads and in stockpiles would decrease by 524 ounces or 1,048 ounces, respectively, which would require a write-down of stockpiles and mineralized materials on leach pads by $0.5 million or $0.9 million, respectively. A 1% or 2% increase to our estimate of recoverable gold ounces in ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and increase stockpiles and mineralized materials on leach pads by $0.5 million and $0.9 million, respectively.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	70

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comstock Mining Inc.
Virginia City, Nevada

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and changes in cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comstock Mining Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
January 29, 2015

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,308,804	$2,409,446
Accounts receivable	322,406	14,629
Inventories	428,235	591,961
Stockpiles and mineralized material on leach pad	1,743,053	547,480
Prepaid expenses	833,360	2,396,747
Total current assets	8,635,858	5,960,263

MINERAL RIGHTS AND PROPERTIES, Net	7,318,175	7,470,780
PROPERTIES, PLANT AND EQUIPMENT, Net	26,207,062	25,275,440
RECLAMATION BOND DEPOSIT	2,642,804	2,742,804
RETIREMENT OBLIGATION ASSET	1,619,101	2,491,956
OTHER ASSETS	32,872	58,753

TOTAL ASSETS	$46,455,872	$43,999,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,265,723	$3,131,029
Accrued expenses	4,408,568	7,043,335
Long-term debt obligations and capital lease – current portion	5,897,219	2,675,800
Derivative liabilities	33,298	250,000
Total current liabilities	12,604,808	13,100,164

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	5,701,264	5,231,674
Long-term reclamation liability	5,908,700	5,424,410
Total long-term liabilities	11,609,964	10,656,084

Total liabilities	24,214,772	23,756,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 82,480,600 and 70,188,937 shares issued and outstanding at December 31, 2014 and 2013, respectively	54,932	46,746
Convertible Preferred Stock; 50,000,000 shares authorized 7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 24,362 shares issued and outstanding at December 31, 2014 and 2013, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 1,610 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 22,676 and 24,193 shares issued and outstanding at December 31, 2014 and 2013, respectively	15	16
Additional paid-in capital	210,795,244	199,167,304
Accumulated deficit	(188,609,108)	(178,970,335)
Total stockholders’ equity	22,241,100	20,243,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,455,872	$43,999,996
See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
REVENUES
Revenue - Mining	$24,736,929	$24,103,013	$4,504,457
Revenue - Hospitality	846,432	723,574	634,159
Total revenues	25,583,361	24,826,587	5,138,616

COST AND EXPENSES
Costs applicable to mining revenue	19,126,632	26,495,665	3,554,727
Hospitality operating costs	1,260,972	1,117,225	928,897
Exploration and mine development	2,658,473	3,012,790	11,901,250
Mine claims and costs	3,750,866	3,735,267	3,280,059
Environmental and reclamation	1,107,170	1,756,935	3,123,994
General and administrative	6,371,954	9,641,507	12,669,323
Total cost and expenses	34,276,067	45,759,389	35,458,250

LOSS FROM OPERATIONS	(8,692,706)	(20,932,802)	(30,319,634)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(963,169)	454,681	438,519
Interest expense	(997,112)	(1,157,535)	(929,837)
Interest and other income	1,014,214	2,101	48,679
Gain on settlement of debt obligations	—	286,535	—
Total other expense, net	(946,067)	(414,218)	(442,639)

NET LOSS	(9,638,773)	(21,347,020)	(30,762,273)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(3,672,785)	(4,016,705)	(4,370,247)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,311,558)	$(25,363,725)	$(35,132,520)

Net loss per common share – basic	$(0.17)	$(0.42)	$(0.87)

Net loss per common share – diluted	$(0.17)	$(0.42)	$(0.87)

Weighted average common shares outstanding — basic	78,586,266	60,580,742	40,497,098

Weighted average common shares outstanding — diluted	78,586,266	60,580,742	40,497,098

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2012	22,637	$15	6,672	$4	29,907	$20	28,990,630	$19,308	$143,439,370	$(126,861,042)	$16,597,675
Common stock issued for:
Public offering							13,325,521	8,875	26,541,122		26,549,997
Public offering issuance cost									(2,858,871)		(2,858,871)
Vested restricted stock							609,500	406	(406)		—
Payment of dividends							2,148,934	1,431	(1,431)		—
Purchase of properties, plant and equipment							170,986	114	444,586		444,700
Payment of long term debt obligation							31,721	21	74,979		75,000
Stock-based compensation									5,887,593		5,887,593
Deemed dividend on beneficial conversion									1,242,927		1,242,927
feature related to convertible preferred stock									(1,242,927)		(1,242,927)
Issuance of Series A-1 convertible preferred											—
stock for mineral lease	862	1							2,466,749		2,466,750
Contingent dividend related to convertible
preferred stock									(6,009)		(6,009)
Conversion of Series A-2 convertible preferred
stock into common stock			(1,401)	—			2,152,217	1,433	(1,433)		—
Conversion of Series B convertible preferred
stock into common stock					(1,508)	(1)	913,910	609	(608)		—
Cashless exercise of warrants and options							122,848	82	(82)		—
Net Loss										(30,762,273)	(30,762,273)
BALANCE - December 31, 2012	23,499	16	5,271	4	28,399	19	48,466,267	32,279	175,985,559	(157,623,315)	18,394,562
Common stock issued for:
Public offering							9,146,920	6,091	18,743,909		18,750,000
Public offering issuance costs									(459,515)		(459,515)
Vested restricted stock							1,199,300	799	(799)		—
Payment of dividends							2,167,398	1,443	(1,443)		—
Payment of long-term debt obligation							1,037,141	691	1,914,309		1,915,000
Deemed dividend on beneficial conversion									304,724		304,724
feature related to convertible preferred stock									(304,724)		(304,724)
Issuance of Series A-1 convertible preferred stock

for mineral lease	863	—							2,047,575		2,047,575
Contingent dividend related to convertible
preferred stock											—
Conversion of Series A-2 convertible preferred
stock into common stock			(3,661)	(3)			5,623,003	3,745	(3,742)		—
Conversion of Series B convertible preferred
stock into common stock					(4,206)	(3)	2,548,908	1,698	(1,695)		—
Stock-based compensation									943,146		943,146
Net loss										(21,347,020)	(21,347,020)
BALANCE - December 31, 2013	24,362	16	1,610	1	24,193	16	70,188,937	46,746	199,167,304	(178,970,335)	20,243,748
Common stock issued for:
Public offering							7,475,000	4,978	10,988,304		10,993,282
Public offering issuance costs									(32,019)		(32,019)
Vested restricted stock							1,777,000	1,184	(1,184)		—
Payment of dividends							2,254,599	1,502	(1,502)		—
Purchase of properties, plant and equipment							728,578	485	1,014,472		1,014,957
Payment of long term debt obligations							137,105	91	274,119		274,210
Effective repurchase of common with issuance of long-term debt obligations							(1,000,000)	(666)	(783,118)		(783,784)
Conversion of Series B convertible preferred
stock into common stock					(1,517)	(1)	919,381	612	(611)		—
Stock-based compensation									169,479		169,479
Net loss										(9,638,773)	(9,638,773)
BALANCE - December 31, 2014	24,362	$16	1,610	$1	22,676	$15	82,480,600	$54,932	$210,795,244	$(188,609,108)	$22,241,100

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
OPERATING ACTIVITIES:
Net loss	$(9,638,773)	$(21,347,020)	$(30,762,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	6,876,322	4,821,575	2,503,147
Loss on sale of properties, plant, and equipment	45,499	—	—
Loss on disposal of mineral rights and properties, plant, and equipment	—	1,015,496	14,169
Gain on settlement of debt	—	(286,535)	—
Stock payments and stock-based compensation	1,875,792	3,271,511	7,914,918
Accretion of reclamation liability	343,717	295,484	184,237
Write down of inventories and stockpiles, mineralized material on leach pad	—	1,514,574	—
Amortization of debt discounts and issuance costs	621,196	818,780	752,890
Net change in fair values of derivatives	963,169	(454,681)	(438,519)

Changes in operating assets and liabilities:
Accounts receivable	(307,777)	(2,103,093)	(634,643)
Inventories	163,726	(291,351)	(662,929)
Stockpiles and mineralized material on leach pads	(1,195,573)	2,580,929	(4,280,664)
Prepaid expenses	(115,926)	26,851	(393,461)
Other assets	25,881	25,882	80,106
Accounts payable	(333,320)	(200,431)	1,450,440
Accrued expenses	(1,744,638)	32,776	1,859,149
NET CASH USED IN OPERATING ACTIVITIES	(2,420,705)	(10,279,253)	(22,413,433)
INVESTING ACTIVITIES:
Proceeds from maturity of available-for-sale securities	—	—	2,211,287
Purchase of mineral rights and properties, plant and equipment	(2,624,691)	(5,990,941)	(13,366,348)
Proceeds from sale of mineral rights and properties, plant and equipment	150,415	596,820	—
Change in reclamation bond deposit	(800,000)	(1,282,000)	260,944
NET CASH USED IN INVESTING ACTIVITIES	(3,274,276)	(6,676,121)	(10,894,117)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(6,993,213)	(4,898,744)	(968,006)
Proceeds from long-term debt obligations	4,626,289	—	9,702,500
Long-term debt obligations issuance costs	—	—	(100,000)
Proceeds from the issuance of common stock	10,993,282	18,750,000	24,349,203
Common stock issuance costs	(32,019)	(459,515)	(658,078)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,594,339	13,391,741	32,325,619
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,899,358	(3,563,633)	(981,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,409,446	5,973,079	6,955,010
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,308,804	$2,409,446	$5,973,079
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$736,320	$349,390	$295,258

Cash paid for income taxes	$—	$—	$—
			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Supplemental disclosure of non-cash investing and financing
activities:
	2014	2013	2012
Conversion of Series A-2 and Series B convertible preferred stock	$612	$5,443	$2,042
Dividends paid in common stock (par value)	1,502	1,443	1,431
Issuance of common stock for properties, plant and equipment	1,014,957	—	444,700
Issuance of common stock for long-term debt obligations payment	274,119	1,915,000	75,000
Issuance of Series A-1 convertible preferred stock for mineral lease capitalized in prepaid expenses	—	2,047,575	2,466,750
Issuance of long-term debt and capital lease obligations for purchase of mineral rights and properties, plant and equipment	3,730,163	4,472,840	2,801,125
Additions to reclamation liability and retirement obligation asset	140,573	531,770	2,405,314
		—	—
Effective repurchase of common stock with issuance of long-term debt obligation	783,784	—	—
Reduction of derivative with issuance of long term debt obligation	1,170,000	—	—
Reclamation bond deposit included in accrued expenses and other liabilities	100,000	1,000,000	2,050,000
Settlement of long-term debt obligations from gold transfers	—	2,723,107	—
Settlement of long-term debt obligations through transfer of properties, plant and equipment	—	1,028,180	—
Properties, plant and equipment purchases in current liabilities	402,803	934,789	139,261
Accrual of derivative liability — contingent dividend with offset to preferred stock	—	—	6,009
Common stock surrendered in cashless exercise of options	—	—	82

See notes to consolidated financial statements.                            (Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Nature of Business

Comstock Mining Inc. is a producing, Nevada-based gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company also operates the Gold Hill Hotel located in Gold Hill, Nevada between Virginia City and the Comstock Mine Project. As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” "our Company," or “the Company.”

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration, mining and processing.  The Company now owns or controls approximately 8,306 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,210 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,096 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers. In addition to land holdings, the Company secures options on over 1,300 more acres.

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

The Company transitioned into production in the Lucerne Mine in 2012 and ramped up to the targeted 20,000 gold-equivalent-ounce annual production rate.

The Company has recurring net losses from operations and an accumulated deficit of $188.6 million as of December 31, 2014. For the year ended December 31, 2014, the Company incurred a net loss of $9.6 million and used $2.4 million cash in operations. As of December 31, 2014, the Company had cash and cash equivalents of $5.3 million, current assets of $8.6 million and current liabilities of $12.6 million, resulting in current liabilities in excess of current assets of 4.0 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a $5 million revolving credit facility with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time through February 5, 2016. On January 27, 2015, the Company and Auramet agreed to increase the facility up to $8.0 million and extend the facility from the current maturity of February 6, 2015 to February 6, 2017. The Company has financed its exploration, development and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11 million, net of issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 per share. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. As of December 31, 2014, we had cash and cash equivalents in excess of federal insurance limits in the amount of approximately $4,700,000.

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

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

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

Stock Issued For Goods and Services - Common and preferred shares issued for goods and services are valued based upon the fair market value of our common stock or the goods and services received, whichever is the most reliably measurable on the date of issue.

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

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2014, 2013 and 2012.

Derivative Liabilities – Derivatives liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

Gold Forward and Call Option Derivatives - During the year ended December 31, 2013, the Company began to manage its exposure to changes in gold market prices by entering into gold forward and call option derivative contracts whereby it agrees to sell specified amounts of gold at specified prices to its primary customer on a short term-basis. Premiums received at the inception of written gold call options are recorded as liability. Changes in the fair value of these gold forward and call option derivative contracts are included in mining revenue as they relate to future gold sales.

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

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. The Company separated its exploration and mine development, mine claims and costs and environmental and reclamation line items from its previously reported reclamation and exploration costs line item in the consolidated statements of operations. Reclamation and exploration costs previously recorded in 2013 and 2012 were $8,504,992 and $18,305,303, respectively. We believe this change in presentation provides increased transparency and improved comparability of our cost classifications.

The amounts for consultants and professional fees in prior periods have been reclassified to conform to the current period presentation wherein these amounts are recorded within the general and administrative line item. In prior periods, all consultants and professional fees were recorded within a separate consultants and professional fees line item. These reclassifications had no effect on previously reported total assets, cash flows, net loss, or per share amounts.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2014 and 2013 consisted of the following:

	2014	2013
In-process	$428,235	$591,961
Total inventories	$428,235	$591,961

Stockpiles	$326,126	$45,455
Mineralized material on leach pads	1,416,927	502,025
Total stockpiles and mineralized material on leach pads	$1,743,053	$547,480

During the year ended December 31, 2013, the Company wrote down in-process inventories by $362,320 and stockpiles and mineralized materials on leach pads by $1,152,254 to reduce the carrying values to net realizable value. The write downs were included as components of cost applicable to mining revenue in the consolidated statements of operations. The primary factor that influenced the need to record the write downs were market declines in gold prices in 2013.

At December 31, 2014 the Company's estimate of recoverable gold ounces in stockpiles and on the leach pad increased from previously estimated 68% to 81%. This change increased our recoverable gold ounces in ore placed on leach pad during the fiscal year 2014, by approximately 2,762 and as a result inventories and stockpiles and mineralized material on leach pad increased and costs applicable to mining revenue decreased by approximately $2.1 million.

4. Derivative Financial Instruments

Derivative financial instruments at December 31, 2014 and 2013 consisted of the following:

Derivative Type	2014	2013
Derivative liabilities
Gold call options	$32,698	$—
Gold forwards	600	—
Contingent debt obligation payment	—	250,000
Total derivative liabilities	$33,298	$250,000

Gold Call Option, Forward, and Put Derivatives - During the year ended December 31, 2014, the Company entered into separate gold forward and call option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call options are recorded as a liability and totaled $33,298 at December 31, 2014. During the year ended December 31, 2014, the Company recognized a loss of $600, on the change in fair value of the gold forward derivatives. During the year ended December 31, 2014, the Company recognized a loss of $32,698 on the change in fair value of the call option derivatives. The recognized losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call option derivative contracts outstanding at December 31, 2014 covered a total of 4,100 gold ounces with an average price of $1,270 per ounce, and are expected to settle or expire within three months.
During the year ended December 31, 2013, the Company entered into separate gold forward and call option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call options were recorded as a liability and totaled $217,935. The Company recognized a gain of $59,289 and $217,935 on the change in fair value of the gold forward and call option derivatives, respectively, during the year ended December 31, 2013. The recognized gains were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call option derivative contracts outstanding at December 31, 2013 covered a total of 118 and 2,500 gold ounces with an average price of $1,254 and $1,293 per ounce, respectively, and are expected to settle or expire within three months. The fair value of these gold forward and call option derivatives was not significant as of December 31, 2013.

Contingent Debt Obligation Payment Derivative - On February 11, 2014, the Company agreed to pay certain debt issuance costs in connection with the Revolving Credit Facility transaction (see footnote 11) via the issuance of 137,105 shares of common stock with an estimated grant date fair value of $274,210. With respect to 63,505 of such shares issued to Auramet, the Company agreed to make an additional payment to Auramet equal to the difference between $123,835 and sales proceeds received from the sale of such shares of common stock. The liability associated with the terms of this agreement was $43,169 and was settled during the year. During the year ended December 31, 2014, the Company recognized a loss of $46,994, on the change in the fair value of this obligation included as a component of change in fair value of derivatives in the condensed consolidated statement of operations.

During the year ended December 31, 2013, the Company entered into an agreement to issue 1,000,000 shares of common stock for a $2,000,000 principal payment on its Golden Goose debt obligation (see footnote 11). As part of the agreement, the Company agreed to make an additional payment to the noteholder on December 31, 2014 equal to $2,000,000 less the cash proceeds received from the noteholder’s subsequent sale of the common stock shares issued less the value of any remaining unsold shares held by the noteholder on December 15, 2014. The value of the remaining unsold shares held by the noteholder was to be determined based on the closing price of the Company’s common stock on December 15, 2014 multiplied by the number of remaining unsold shares as of December 15, 2014. We determined the contingent obligation to make an additional payment to ultimately satisfy the debt obligation was a derivative liability. The fair value of the common shares issued and derivative liability at issuance date was $1,840,000 and $160,000, respectively. The derivative's fair value was $250,000 at December 31, 2013. The recognized loss on the change in fair value of the derivative liability for the year ended December 31, 2013 was $90,000 and was included as a component of change in fair value of derivatives in the consolidated statements of operations.

On December 10, 2014  the Company and The Golden Goose Mine amended the agreement whereby the Company would pay the original $2,000,000 note in cash by paying $500,000 on January 1, 2015, with monthly payments of $125,000 to be made until the remaining balance is paid in full on January 1, 2016. Upon receipt of the final payment, Golden Goose agreed to return any shares unsold (with the note balance being reduced by the proceeds of any shares sold by Golden Goose).  The amendment is a forward purchase contract that is required to be physically settled by delivering cash in exchange for a fixed number of shares.  The forward contract is an essential repurchase of shares and the $783,784 value of the common stock on the date of the amendment was recorded as a reduction in additional paid in capital in the consolidated statements of changes in stockholders' equity with an increase to long-term debt obligations.  Prior to the amendment, the related contingent debt obligation derivative was valued at $1,170,000 and upon amendment was settled with the issuance of the long-term debt obligation.

5. Prepaid Expenses

Prepaid expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Prepaid mineral leases	$38,130	$1,739,633
Other	795,230	657,114
Total	$833,360	$2,396,747

6. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Dayton resource area	$2,932,226	$2,932,226
Lucerne resource area	1,998,896	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,404	317,404
Water rights	90,000	90,000
Accumulated depletion	(371,605)	(219,000)
	$7,318,175	$7,470,780

Mineral rights and properties balances as of December 31, 2014 and 2013 are presented based on the Company’s identified mineral resource areas and exploration targets. During the years ended December 31, 2014, 2013 and 2012, the Company recognized depletion expense of approximately $152,000, $144,000 and $75,000, respectively.

7. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Land and building	$6,307,771	$4,683,852
Vehicle and equipment	11,496,105	7,964,633
Processing and laboratory	19,274,195	18,114,045
Furniture and fixtures	901,425	754,885
	37,979,496	31,517,415
Less accumulated depreciation	(11,772,434)	(6,241,975)
	$26,207,062	$25,275,440

Property, plant and equipment capitalized under capital lease obligations as of December 31, 2014 included mining vehicles and equipment with a gross book value of $3.8 million and an accumulated depreciation value of nearly $1.3 million. As of December 31, 2013, property, plant, and equipment capitalized under capital lease obligations including mining vehicles and equipment had a gross book value of $3.8 million and an accumulated depreciation value of $0.3 million.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized depreciation expense of $5,710,289; $3,834,442; and $2,428,147, respectively.

8. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after completion of the work on such mining projects the sites are left safe, stable and capable of being productive post-mining use. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection.  Accordingly, the Company has a $7.1 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2014. In addition, the Company has a $1.5 million reclamation surety bond through the Lexon Surety Group ("Lexon") with Storey County as of December 31, 2014. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.5 million and $2.6 million at December 31, 2014 and 2013, respectively. The total cash collateral is a component of the reclamation bond deposit in the consolidated balance sheets.

The reclamation bond deposit at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Lexon surety bond cash collateral	$2,500,000	$2,600,000
Other cash reclamation bond deposits	142,804	142,804
Total	$2,642,804	$2,742,804

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

We have accrued a long-term liability of $5.9 million and $5.4 million as of December 31, 2014 and 2013, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection.  In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2014, 2013 and 2012 totaled $1.4 million, $1.1 million, $0.6 million, respectively, and were a component of reclamation and exploration expenses in the consolidated statements of operations.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Long-term reclamation liability — beginning of period	$5,424,410	$4,597,156	$2,007,605
Additional obligations incurred	140,573	531,770	2,405,314
Accretion of reclamation liability	343,717	295,484	184,237
Long-term reclamation liability — end of period	$5,908,700	$5,424,410	$4,597,156

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining projects for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Retirement obligation asset — beginning of period	$2,491,956	$2,803,318	$825,481
Additional obligations incurred	140,573	531,770	2,405,314
Amortization of retirement obligation asset	(1,013,428)	(843,132)	(427,477)
Retirement obligation asset — end of period	$1,619,101	$2,491,956	$2,803,318

The increases in the reclamation liability and retirement obligation asset in 2014 and 2013 were related to County bonding and the expansion of the heap leach facility and related infrastructure. In 2012, the additions to the reclamation liability were related primarily to the preparation and commencement of mining production activities.

10. Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Tax indemnification accrual (Note 19)	$3,167,756	$4,094,349
Accrued reclamation bonding obligations	100,000	1,000,000
Other accrued expenses	1,140,812	1,948,986
	$4,408,568	$7,043,335

11. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at December 31, 2014 and 2013 consisted of the following:

Note Description	2014	2013
$5,000,000 Note Payable (Auramet Facility) - Principal payable in semi-monthly installments of $357,143 with the final payment due on February 6, 2015. Interest at 9.5% paid in advance. Company may redraw through February 2017. Secured by a interest in personal property and certain real estate owned by the Company.	$1,071,427	$—

$9,149,943 Notes Payable (Caterpillar Equipment) - Various notes payable with interest rates between 1.13% and 5.85% payable in monthly installments due on or before August 6, 2018. Secured by certain equipment of the Company.	3,968,019	2,311,595

$2,000,000 Note Payable (Dayton Property "Golden Goose", as amended) - Principal payment of $500,000 in January of 2015 and additional installments monthly of $125,000 beginning on February 28, 2015 with final payment due on January 1, 2016. Secured by first deed of trust on the land.	1,953,784	125,000

$725,000 Note Payable (Donovan Property) - Principal and interest at 6% payable in monthly installments of $6,178 with final payment due on or before July 1, 2015. Secured by deeds of trust on land and unpatented claims.	574,141	611,870

$340,000 Note Payable (Gold Hill Hotel) - Principal and interest at 4.5% payable in monthly installments of $2,601 with the final payment due on or before April 30, 2026. Secured by first deed of trust on rental property.	278,254	296,496

$300,000 Note Payable (White House) - Principal and interest at 4.5% payable in monthly installments of $1,520 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	286,595	291,811

$240,000 Note Payable (Railroad & Gold Property) - Principal and interest at 4.5% payable in monthly installments of $1,835 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	208,274	220,618

Notes Payable – Other – Various other notes payable with interest rates between 4.5% and 8% payable in monthly installments due on or before September 1, 2019. Secured by first deed of trust on various property owned by the Company.	341,192	403,278

$3,824,297 Caterpillar Equipment Capital Lease - Principal and interest at 4.45% payable in monthly installments of $73,029 due on or before October 17, 2017. Secured by certain equipment under capital lease.	2,916,797	3,646,806

Subtotal	11,598,483	7,907,474

Less current portion	(5,897,219)	(2,675,800)
Long-term portion of long-term debt and capital lease obligations	$5,701,264	$5,231,674

Debt Obligations

Auramet Facility

On February 11, 2014, the Company entered into a new $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $5 million outstanding at any given time. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Revolving Credit Facility. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The Revolving Credit Facility contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Revolving Credit Facility additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. On February 12, 2014, the Company drew the entire line representing cash proceeds of approximately $4.6 million, net of prepaid interest and fees of approximately $0.4 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. In addition, the Company paid Auramet additional loan fees of approximately $0.3 million via the issuance of 137,105 shares of common stock included as a component of prepaid assets in the condensed consolidated balance sheets. The Company further agreed to make additional loan fee payments if the value of 63,505 of such shares of common stock issued to Auramet was less than $123,835 when sold. This resulted in the recognition of a contingent debt obligation payment derivative (see footnote 4). The Revolving Credit Facility will be repaid through 14 bi-weekly cash payments of $357,143 beginning August 8, 2014 and ending February 6, 2015. On January 27, 2015, the Company and Auramet agreed to increase the facility up to $8.0 million and extend the facility from the current maturity of February 6, 2015 to February 6, 2017.

Caterpillar Equipment

In July 2012, the Company entered into a Master Loan and Security Agreement and other arrangements with Caterpillar Financial Services Corporation (the “Cat Equipment Facility”) pursuant to which the Company may borrow up to $5 million secured by certain equipment of the Company. The Cat Equipment Facility bears interest at a rate of 5.85% with a term of 30 months except in the event of a default, including the occurrence of certain liquidity events, in which case the principal balance will bear interest at a rate of the lesser of 18% per annum or the highest applicable rate allowed by law. Final remaining principal payments are due on or before March 31, 2015. The two Caterpillar notes presented in the prior year in the above table were combined into one note disclosure for comparability to current year presentation.

On March 26, 2014, the Company entered into two notes payable agreements with Caterpillar in the total amount of $1,280,144 for the purchase of mining vehicles and equipment, secured by such vehicles and equipment. The notes bear interest rate at 4.7% each and are payable in monthly installments of $15,553 and $13,754, respectively, with final remaining principal payments due on March 26, 2018.

On July 23, 2014, the Company entered into two notes payable agreements with Caterpillar in the amount of $1,661,450 for the purchase of mining vehicles and equipment. The notes bear interest rate at 1.13% and 4.18%, respectively. The two notes are payable in monthly installments of $7,575 and $29,592 with final remaining principal payments due in August 2018.

On December 18, 2014, the Company entered into a note payable agreement with Caterpillar in the amount of $724,066 for the purchase of mining vehicles and equipment. The note bears interest rate at 4.18%. The note is payable in monthly installments of $16,405 with final remaining principal payment due in December 2018.

Future maturities of long-term debt and capital leases obligations are as follows:

Years Ending December 31:
2015	$5,897,219
2016	2,029,593
2017	2,854,381
2018	605,832
2019	37,785
Thereafter	173,673
$11,598,483

Capital Lease Obligations

Caterpillar Equipment Capital Lease

In September 2013, the Company entered into capital lease obligations totaling $3.8 million with Caterpillar Financial Services Corporation for the acquisition of mining vehicles and equipment.

The annual maturities of capital lease obligations, including interest, are as follows:

Years Ending December 31:	Amount
2014	$876,351
2015	876,351
2016	1,389,984
Total	3,142,686
Less: Interest	(225,889)
Net capital lease obligations	2,916,797
Less: current portion	(763,170)
Long-term portion of capital lease obligations	$2,153,627

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

In October 2013 and 2012, the Company issued 862.5 shares of Series A-1 convertible preferred stock, to Northern Comstock LLC (“Northern Comstock”), a related party of the Company, in prepayment of an annual mineral rights lease pursuant to the Northern Comstock LLC operating agreement. The Company estimated the fair value of the Series A-1 convertible preferred stock issued using a Monte Carlo model. The determination of the fair value was based on Level 3 inputs such as stock price, volatility, expected life, risk free interest rate, and expected dividends. Of the total fair value of the convertible preferred stock issued, $2,328,367 and $2,027,323 was expensed as an equity-based payment to non-employees for the amount earned during the years ended December 31, 2013 and 2012 and , respectively, and a remaining fair value of $1,706,313 and $1,987,104 was recorded as a prepaid expense as of December 31, 2013 and 2012, respectively. The conversion option embedded in the convertible preferred stock issued was considered a beneficial conversion feature at each issuance date because the effective conversion price of the conversion option was less than the Company’s common stock price at the date of issuances. The Company recorded a deemed dividend in additional paid-in-capital for this beneficial conversion feature of $304,724 and $1,242,927 and for the October 2013 and 2012 issuances, respectively.

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

The Series A-1, Series A-2, and Series B convertible preferred stock are senior to all other classes of equity of the Company, in the event of the liquidation or change of control of the Company and, are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the Company’s option. The Series A-1, Series A-2, and Series B convertible preferred stock also contain provisions providing weighted average anti-dilution protection. As of December 31, 2014, there were approximately $2.0 million in arrears of cumulative dividends resulting in a ($0.02) impact on loss per share at December 31, 2014.

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

From January 1, 2015 through January 26, 2015, preferred shareholders converted 50 shares of convertible preferred stock into 30,303 common shares.

Common Stock

In May 2014, the Company raised $11.9 million in gross proceeds (approximately $11.0 million, net of $0.9 million issuance costs) through an underwritten public offering of 7,475,000 shares of our common stock at a price of $1.59 under the Company’s Registration Statement on Form S-3.

During the year ended December 31, 2014, the Company entered into various agreements to purchase land and buildings near its mining and processing areas. The purchase price of all properties total $5,181,100. The price was comprised of $617,000 in cash payments and $4,564,100 in Company restricted common stock. The Company issued 2,956,113 restricted shares of common stock towards the purchase of these properties. No transfer of deed will take place prior to sellers receiving the proceeds from the sale of shares. As of December 31, 2014, no transfer of deed has occurred under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s consolidated financial statements.
On June 26, 2014, the Company closed escrow on the purchase of additional land lots. The purchase included the issuance of 88,888 shares of common stock with a fair value of $149,332. On September 9, 2014, the Company closed escrow on the purchase of 435 acres of land. The purchase included the issuance of 468,750 shares of common stock with a fair value of $665,625. On October 10, 2014, the Company closed escrow on the purchase of commercial and residential building. The purchase included the issuance of 170,940 shares of common stock with a fair value of $200,000.
In November 2013, the Company entered into agreements to purchase two properties for a total purchase price of $1.7 million. Total considerations for the purchases were cash payments of $70,000 and 738,888 common stock shares. The Company has guaranteed that the sellers will receive total consideration for shares issued of $1.3 million by December 31, 2014. On June 26, 2014, the Company closed escrow on one of the properties, which included 88,888 shares of common stock. On November 17, 2014, the Company signed an Extension Agreement changing the due date from December 31, 2014 for one of the properties. The Extension Agreement also allows for additional extension of the closing date for a fee of $10,000 per month until April 15, 2015. All other terms of the original agreement remain the same. Should the value of the equity issued as of the final closing date, on or before April 15, 2015, not be sufficient to satisfy the total consideration, Comstock may make additional cash payments to the sellers. Title to the property will not transfer until full consideration is received; therefore, as of December 31, 2014, the seller has not performed under the agreement. Accordingly, the related properties and equity issued were not given accounting consideration in the Company’s consolidated financial statements.

During the year ended December 31, 2014, the Company declared and issued 2,254,599 shares of common stock in payment of dividends with a fair value of $3.9 million on the convertible preferred stock. During the years ended December 31, 2013 and 2012, the Company declared and issued 2,167,398 and 2,148,934 shares of common stock in payment of dividends with a fair value of $4.2 million and $4.5 million on convertible preferred stock, respectively. As the Company cannot pay dividends out of accumulated deficits under Nevada laws, the dividends were recorded as a reduction to additional paid-in capital.

In January 2015, the Company declared and issued 2,587,352 shares of common stock in payment of dividends, with a fair value of $1.97 million, on the convertible preferred stock.

During the years ended December 31, 2014 and December 31, 2013, 1,777,000 and 1,199,300 shares of vested restricted stock were issued, respectively, under the 2011 Equity Incentive Plan.

During the year ended December 31, 2014, preferred shareholders converted 1,517 shares of Series B convertible preferred stock into 919,381 shares of common stock. During the year ended December 31, 2013, preferred shareholders converted 3,661 shares of Series A-2 convertible preferred stock and 4,206 shares of Series B convertible preferred stock into 5,623,003 and 2,548,908 shares of common stock, respectively. During year ended December 31, 2012, preferred shareholders converted 1,401 shares of Series A-2 convertible preferred stock and 1,508 shares of Series B convertible preferred stock into 2,152,217 and 913,910 shares of common stock, respectively.

13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at December 31, 2014, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call options	$32,698	$—	$32,698	$—
Gold forwards	600	—	600	—
Contingent debt obligation payment	—	—	—	—
Total Liabilities	$33,298	$—	$33,298	$—

The following table presents our liabilities at December 31, 2013, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent debt obligation payment	$250,000	$—	$250,000	$—
Total Liabilities	$250,000	$—	$250,000	$—

During the years ended December 31, 2014 and 2013, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

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

Gold call option, forward, and gold collar derivatives - The Company’s gold forward and call options are valued based on a Black-Scholes model with various observable inputs. These inputs include contractual terms, gold market prices, volatility of gold prices, and risk free interest rates. These derivatives are classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2014, and December 31, 2013, the fair value of long-term debt and capital lease obligations approximated $10,700,000 and $7,400,000, respectively, as determined by borrowing rates estimated to be available to us for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Year Ended December 31,
	2014	2013	2012
Revenues
Mining	$24,736,929	$24,103,013	$4,504,457
Hospitality	846,432	723,574	634,159
Total revenues	25,583,361	24,826,587	5,138,616

Cost and Expenses
Mining	$(33,015,095)	$(44,642,164)	$(34,529,353)
Hospitality	(1,260,972)	(1,117,225)	(928,897)
Total cost and expenses	(34,276,067)	(45,759,389)	(35,458,250)

Operating Loss
Mining	$(8,278,166)	$(20,539,151)	$(30,024,896)
Hospitality	(414,540)	(393,651)	(294,738)
Total loss from operations	(8,692,706)	(20,932,802)	(30,319,634)
Other expense, net	(946,067)	(414,218)	(442,639)
Net loss	$(9,638,773)	$(21,347,020)	$(30,762,273)

Capital Expenditures
Mining	$6,475,782	$11,223,865	$15,639,241
Hospitality	411,750	45,275	301,000
Total capital expenditures	$6,887,532	$11,269,140	$15,940,241

Depreciation, Amortization and Depletion
Mining	$6,744,008	$4,687,674	$2,380,251
Hospitality	132,314	133,901	122,896
Total depreciation, amortization and depletion	$6,876,322	$4,821,575	$2,503,147

	As of December 31,
	2014	2013	2012
Assets
Mining	$45,029,258	$42,841,452	$46,606,912
Hospitality	1,426,614	1,158,544	1,257,633
	$46,455,872	$43,999,996	$47,864,545

For the years ended December 31, 2014 and 2013, substantially all of the mining revenues were attributable to one customer.

15. Net Loss Per Common Share

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

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(9,638,773)	$(21,347,020)	$(30,762,273)
Preferred stock dividends	(3,672,785)	(4,016,705)	(4,370,247)
Loss available to common shareholders	$(13,311,558)	$(25,363,725)	$(35,132,520)

Denominator:
Basic weighted average shares outstanding	$78,586,266	$60,580,742	$40,497,098
Effect of dilutive securities	—	—	—
Diluted weighted average shares outstanding	$78,586,266	$60,580,742	$40,497,098

Net loss per common share:
Basic	$(0.17)	$(0.42)	$(0.87)
Diluted	$(0.17)	$(0.42)	$(0.87)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2014	2013	2012
Stock options	50,000	50,000	50,000
Convertible preferred stock	53,639,158	54,558,567	61,405,753
Warrants	312,500	733,500	2,146,000
Restricted stock	1,796,600	3,627,600	5,024,400

	55,798,258	58,969,667	68,626,153

16. Stock-Based Compensation

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

Performance-based Restricted Stock

On May 31, 2012, September 15, 2012, and September 19, 2013, the Board of Directors granted 755,000 shares, 525,000 shares, and 659,500 shares respectively, of restricted stock (performance awards) to certain employees under the 2011 Equity Incentive Plan. These awards vest primarily based on specific performance conditions including the validation of both resources (at least measured and indicated and / or proven and probable reserves) at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of at least 90 days. Certain of these awards will vest at the latter of the achievement of the aforementioned performance conditions or certain service period requirements, but only if the performance conditions have been met.

The restricted stock fair value was $2.02, $2.98, and $1.95 per share, respectively, at the grant dates (with a total grant date fair value of $1,525,000, $1,564,500, and $1,286,025, respectively). The fair value was determined based on the fair value of the underlying common stock at the grant dates. The unvested restricted stock awards expire five years after the grant date.

Information related to non-vested restricted stock issued under the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances at January 1, 2014	3,627,600	$1.92
Grants	—	—
Vested	(1,759,000)	1.97
Forfeitures	(72,000)	1.95
Balances at December 31, 2014	1,796,600	$1.95

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At December 31, 2014, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares. Additionally, the Company has estimated that certain of these performance conditions are not probable of being achieved and therefore no expense related to those conditions has been recognized.

We recorded stock-based compensation (including restricted stock grants and other common stock grants) as follows:

	Year Ended December 31,
	2014	2013	2012
Costs applicable to mining revenue	$—	$(155,964)	$429,616
Reclamation and exploration expenses	—	45,705	1,765,963
General and administrative	169,479	1,028,347	3,644,602
Hospitality operating costs	—	25,058	47,112
Total	$169,479	$943,146	$5,887,293

At December 31, 2014, there was no unrecognized compensation expense related to non-vested restricted stock award shares.

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. At December 31, 2014, the Company had 50,000 outstanding and fully vested employee and director options to acquire shares of common stock. The options outstanding at December 31, 2014 have a weighted average remaining contractual life of 3.75 years and a weighted average exercise price of $4.00 per share. During 2014, there were no options granted, exercised, or forfeited.

There was no compensation expense recognized for the remaining outstanding options during the years ended December 31, 2014, 2013, and 2012.

17. Stock Warrants

At December 31, 2014, the Company had 312,500 outstanding and fully vested stock warrants. The stock warrants outstanding at December 31, 2014 have a weighted average remaining contractual life of 0.08 years and a weighted average exercise price of $3.00 per share and expire in January 2015. During 2014, there were no stock warrants granted. There were 421,000 stock warrants with a weighted average exercise price of $3.48 that expired during the year ended December 31, 2014.

There was no expense recognized for the remaining outstanding stock warrants during the years ended December 31, 2014, 2013, and 2012.

18. Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2014, 2013 and 2012 consist of the following:

	2014	2013	2012
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	—	—

Income taxes provision	$—	$—	$—

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	32.0%	32.0%	33.9%
Other	2.0%	2.0%	0.1%
	—%	—%	—%

Deferred income taxes at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Asset retirement obligation	$1,458,464	$997,035
Mineral rights and properties, plant, and equipment	(747,474)	(846,679)
Mining exploration, development, claims, and permit costs	8,404,645	7,812,828
Derivatives - change in fair value	(39,722)	30,600
Stock-based compensation	—	1,720,564
Net operating loss carryforward	49,441,098	45,411,753
Transaction costs	1,077,037	1,392,079
Other	198,039	194,145
Valuation allowance	(59,792,087)	(56,712,325)
Total net deferred tax assets	$—	$—

At December 31, 2014, the Company had federal net operating losses of approximately $145,400,000 which will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2014 and 2013 of $59,792,087 and $56,712,325 for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by $3,079,762, 7,111,905, and 10,467,065 in 2014, 2013, and 2012, respectively.

As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2011 and forward.

19. Related Party Transactions

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, a shareholder of the Company and Chairman of the Board of Directors since June 2011, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (DWC). As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of the operating agreement provide that on each anniversary of the operating agreement, up to and including the thirty-nine (39th) anniversary, the Company will make contributions in the form of 862.5 Series A-1 convertible preferred stock or cash in the amount of $862,500, upon request of Northern Comstock. If any event of default occurs under the operating agreement, the additional capital contributions can be accelerated and the entire unpaid amount of the Company’s capital contributions, up to the remaining 30,188 shares of A-1 convertible preferred stock (approximately 46.4 million shares of common stock as converted), could become issuable immediately. Under certain circumstances, the additional capital contributions can be accelerated. The operating agreement further requires the Company to make certain capital expenditures of not less than $750,000 over five years with respect to each parcel. An up to 8% net smelter royalty is payable to Northern Comstock and distributable to Mr. Winfield and DWC. Under the terms of the operating agreement, all operating activities from the minerals or finished products produced from the parcels of property are conducted by the Company and recognized in the Company’s consolidated financial statements. The Company has no right to receive periodic or liquidating distributions related to any amounts contributed to Northern Comstock. The payments to the Northern Comstock do not result in the acquisition of any equity interest in Northern Comstock as there is no entitlement to receive future distributions or changes in the fair value of the net assets of Northern Comstock. The annual mineral rights payments are considered equity-based payments to non-employees and measured at fair value. The 2014 payment is to be paid in cash payable in October 2015. The Company accrued $170,104 as of December 31, 2014. In 2013 and 2012 the Company made payments via the issuance of Series A-1 convertible preferred stock valued at $2,047,575 and $2,466,750 respectively. Amounts in 2013 and 2012 were capitalized as prepaid expenses and are amortized over a one year period. During the year ended December 31, 2014, 2013 and 2012, the Company recognized expense of $1,876,417, $2,328,367 and $2,027,325, respectively.

Tax Indemnification

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company has agreed to indemnify the Winfield Group for any amounts as part of the exchange that are determined to be taxable as ordinary income to each member of the Winfield Group. Such indemnified amounts would include (i) any federal, state and local income tax, penalties and interest such member is actually obligated to pay out-of-pocket as a result of such determination, after taking into account (a) all increases in federal, state and local income taxes actually payable as a result of the receipt of any such indemnity payment and (b) the deduction to which such party would be entitled for federal income tax purposes for state and local income taxes paid. The Company may at its option, pay the indemnity amount either in cash or in a number of common shares equal to the indemnity amount divided by the average of the volume weighted average closing prices of common shares for the five consecutive trading days ending on the trading day that is immediately prior to the date of such payment. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. During the year ended December 31, 2014, a portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $1 million, which is included in other income in the condensed consolidated statements of operations.

Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. At December 31, 2014 and 2013, the Company had a liability of $3,167,756 and $4,094,349, respectively, for this tax indemnification at the estimated amount that is probable of being indemnified by the Company. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. Revisions in estimates of the potential liability could materially affect our operations in the period of adjustment.

Board of Directors

During 2014, the Company paid to Kappes, Cassiday & Associates, a related party of Daniel Kappes, a member of the Board of Directors, for services related to processing consulting. Kappes, Cassiday & Associates received cash payments totaling $14,667 in 2014. During the year ended December 31, 2013, the Company paid Kappes, Cassiday & Associates cash payments totaling $49,504. During the year ended December 31, 2012, the Company paid Kappes, Cassiday & Associates cash payments totaling $332,532 and issued shares of common stock for total consideration of $300,000 for the purchase of modular laboratory.

During the year ended December 31, 2014, the Company paid Robert Reseigh, a member of the Board of Board of Directors, cash payments totaling $15,000 for services related to consulting.

20. Commitments and Contingencies

The Company leases certain properties under operating leases expiring at various dates through 2049. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2014:

Year Ended December 31,	Third Party Leases	Related Party Leases	Total
2015	$57,400	$880,500	$937,900
2016	60,000	880,500	940,500
2017	65,000	880,500	945,500
2018	70,000	868,500	938,500
2019	75,000	868,500	943,500
Thereafter	350,000	25,923,000	26,273,000
	$677,400	$30,301,500	$30,978,900

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

Expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $1,961,817, $2,411,767 and $2,010,547, respectively.

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable were $85,400 per year in 2014, increasing by approximately $5,000 per year through 2017 and $2,000 thereafter. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 6% of net smelter revenues (NSR) from minerals produced on the properties. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalties expense, including both NSR and minimum royalty obligations, was $1,018,836, $760,583, and $177,379 for the years ended 2014, 2013, and 2012, respectively.

On September 29, 2014, the Company entered into a purchase agreement for patented mining claims referred to as ("Vulcan"). The purchase price of $50,000 is comprised of $20,500 cash payment and 30,000 shares of Company restricted common shares.  Escrow is scheduled to close on or before April 15, 2016.

On October 27, 2014, the Company provided a $20,000 cash deposit for parcels near its mining and process operation for the use of a leach pad expansion. Escrow is scheduled to close on or before March 31, 2015.

On October 30, 2014, the Company entered into a purchase agreement of $400,000 for land and building near its mining and process operation. The Company has provided a $20,000 cash deposit. Escrow is scheduled to close on January 30, 2015.
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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded from mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, is aggressively opposing the action of the CRA.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

21. Quarterly Results of Operations (Unaudited)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$5,763,461	$6,215,915	$6,787,549	$6,816,436
Gross profit/(loss) (1)	714,261	444,307	2,078,145	1,959,046
Loss from operations	(3,403,664)	(3,100,769)	(1,430,614)	(757,659)
Net loss	(3,824,979)	(3,388,586)	(1,048,758)	(1,376,450)
Net loss available to common shareholders	(4,886,588)	(4,345,893)	(1,980,438)	(2,098,639)
Basic earnings per common share	(0.07)	(0.06)	(0.02)	(0.02)
Diluted earnings per common share	(0.07)	(0.06)	(0.02)	(0.02)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$3,789,766	$6,985,909	$6,818,777	$7,232,135
Gross profit/(loss) (1)	(252,672)	(1,501,492)	133,900	(1,166,039)
Loss from operations	(5,738,160)	(5,664,953)	(4,442,748)	(5,086,941)
Net loss	(5,763,032)	(5,524,324)	(4,518,260)	(5,541,404)
Net loss available to common shareholders	(6,797,339)	(6,554,059)	(5,491,383)	(6,520,944)
Basic earnings per common share	(0.13)	(0.11)	(0.09)	(0.09)
Diluted earnings per common share	(0.13)	(0.11)	(0.09)	(0.09)

  (1) Total revenues less costs applicable to mining revenue and hospitality operating costs.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included above in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the quarter ending December 31, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that internal control over financial reporting is effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Corrado De Gasperis
President, Chief Executive Officer and Director
(principal executive officer and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comstock Mining Inc.
Virginia City, Nevada

We have audited the internal control over financial reporting of Comstock Mining Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated January 29, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
January 29, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information concerning the age, principal occupation, employment and directorships during the past five years and positions with the Company of each director, and the year in which he first became a director of the Company. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that such director should serve as a director of the Company’s business and structure. The Nominating and Governance Committee of the Board reviews at least annually the skills and characteristics of new and existing directors, including diversity.

John V. Winfield; age 67; director since June 2011. Mr. Winfield and his affiliates are the largest shareholders of the Company. Pursuant to the terms of the Company’s Series A-1 Convertible Preferred Stock, Mr. Winfield is entitled to a seat on the Board of Directors. He is the Chairman of the Board, President and Chief Executive Officer of The InterGroup Corporation (“InterGroup”), having first been appointed as such in 1987. Mr. Winfield was first appointed to the Board of InterGroup in 1982. Mr. Winfield also serves as Chairman, President and Chief Executive Officer of InterGroup’s subsidiaries, Santa Fe Financial Corporation (“Santa Fe”) and Portsmouth Square, Inc. (“Portsmouth”), both public companies. Mr. Winfield has extensive experience as an entrepreneur and investor, as well as managerial and leadership experience from serving as a chief executive officer and director of public companies.

Daniel W. Kappes; age 69; director since April 2012. Mr. Kappes is a founder and the President of Kappes, Cassiday & Associates (“KCA”). KCA has provided extractive metallurgical services to the international mining industry since 1972, specializing in all aspects of heap leach and cyanide processing, including laboratory testing, project feasibility studies, engineering design, construction, and operations management. KCA has pioneered many of the techniques now employed in heap leaching, and for the past several years has expanded into the design of agitated leach plants and other metallurgical processes. Mr. Kappes is a recognized authority on gold and silver metals heap leaching. In addition to providing engineering and design work on numerous projects, he has directed laboratory and field-testing on several projects that have subsequently become major precious metal mines. Mr. Kappes also has substantial experience in strategic planning, project evaluation and project management.

Mr. Kappes graduated from the Colorado School of Mines with an Engineer of Mines degree and the University of Nevada’s Mackay School of Mines with a Master's degree in Mine Engineering. Mr. Kappes is and has served as a “Qualified Person” under National Instrument 43-101 and has also presented several technical papers on precious metals heap leaching in his career. He is a registered Professional Mining and Metallurgical Engineer in Nevada, and was named Alumnus of the Year at Mackay in 1995.

William J. Nance; age 70; director since October 2005. Mr. Nance also serves as the Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he specialized in the area of REITS, restructuring of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of InterGroup since 1984 and of Santa Fe and Portsmouth since May 1996. He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of businesses and brings over 20 years of experience as a director on public company boards.

Robert A. Reseigh; age 68; director since September 2008. Mr. Reseigh has over 40 years of experience in the mining and underground construction industries. Following graduation from the Colorado School of Mines in 1968 with a Master’s degree in Mining Engineering, and service in the U.S. Army, Mr. Reseigh joined Peter Kiewit Sons and progressively held the positions of Project Engineer, Superintendent, Project Manager, and Estimator before being promoted to District Manager, Vice President, and Area Manager. Bob retired from Peter Kiewit after 18 years of service, and joined Atkinson Construction in the capacity of Executive Vice President where he ran the Underground Group for 15 years prior to joining Barnard Construction where he most recently was a Senior Advisor overseeing the expansion of Barnard’s tunnel, shaft construction and rehabilitation businesses.

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

Corrado De Gasperis; age 49; director since June 2011, and President and CEO since April 2010. In addition to serving as President and CEO of the Company, Mr. De Gasperis is also the Company’s principal financial officer. He brings to the Company more than 27 years of experience in manufacturing, industrial metals and mining operational management, project management, financial and information management, restructuring, capital markets and board level governance.

Mr. De Gasperis was formerly the Chief Executive Officer of Barzel Industries Inc. (“Barzel”). Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, from construction and industrial manufacturing to transportation, infrastructure development and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions. Barzel and substantially all of its U.S. and Canadian subsidiaries were purchased for $65.0 million in cash.

From 2001 to 2005, he served as Chief Financial Officer of GrafTech International Ltd. (“GrafTech”), a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors. Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a Director of the Gold Hill Hotel, Inc., and a Director of Nevada Works, furthering Northern Nevada’s economic development plans. He is also a Member of the NYSE Markets Advisory Committee, the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees.

Judd B. Merrill; age 44; Chief Accounting Officer since January 2014. Mr. Merrill has been our Controller since 2011. Mr. Merrill brings strong financial planning, treasury and cash management experience in the mining sector in addition to his broader financial accounting, reporting and internal control experience, having worked as Controller of Fronteer Gold Inc. and Assistant Controller at Newmont Mining Corp., both in Nevada. He also worked for Meridian Gold Company and Deloitte & Touche LLP. Mr. Merrill holds a BS in Accounting from Central Washington University and a MBA from the University of Nevada Reno. He is also Certified Public Accountant.

Corporate Governance

We are managed under the direction of the Board of Directors, which has adopted Corporate Governance Guidelines to set forth certain corporate governance practices. The Corporate Governance Guidelines are available on our website at
http://www.comstockmining.com/files/corporate-governance/ComstockMining_CorporateGovernanceGuidelines_20101231.pdf.

The information contained on our website is not part of this annual report on Form 10-K. These guidelines cover such matters as purpose and powers, composition, meetings, procedures, required responsibilities and discretionary activities which our Board or the appropriate committee should periodically consider undertaking. Each committee is authorized to exercise all power of our Board with respect to matters within the scope of its charter.

The Corporate Governance Guidelines require, among other things, that:

•	a majority of the directors shall be independent within the NYSE MKT listing standards;

•
if a member of the Audit and Finance Committee simultaneously serves on an audit committee of more than three public companies, our Board must determine that such service would not impair the ability of such member to effectively serve on the Audit and Finance Committee;

•	our Board shall meet in regular sessions at least four times annually (including telephonic meetings and the annual retreat described below); and

•
our Board may have an annual retreat with executive officers where there will be a full review of financial statements and financial disclosures, long-term strategies, plans and risks, and current developments in corporate governance.

Our Corporate Governance Guidelines and committee charters are not intended to, and do not, expand or increase the duties, liabilities or responsibilities of any director under any circumstance beyond those that a director would otherwise have under applicable laws, rules and regulations in the absence of such Governance Guidelines or charters.

Independence of Directors

The Board of Directors has determined that Messrs. Kappes, Nance, Reseigh and Winfield are “independent” directors within the listing standards of the NYSE MKT and the independence standards of our Corporate Governance Guidelines.

In order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE MKT, would preclude a finding of independence and (2) not have any material relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment). On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure of the relationship is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is “independent.”

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2014, the Board of Directors and its committees held 6 meetings of all the committees of the Board of Directors on which the directors then served. Each of the directors attended over 75% of the aggregate of (1) the total number of meetings of all committees of the Board of Directors on which the director then served and (2) the total number of meetings of the Board of Directors.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Company is led by John Winfield, who has served as our Chairman of the Board since 2011.

The Board is responsible for overseeing risk management, and receives periodic reports from management. We believe that having a separate Chairman and Chief Executive Officer is the correct form of leadership for our Company. We have two leaders for our Company focused on the vision for the Company, and enhancing shareholder value, management and strategic planning, respectively, and oversight of Company operations by experienced directors. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the Board and our management.

Executive Officers

The Company had two executive officers during 2014, Mr. De Gasperis, the President and Chief Executive Officer of the Company, who also serves as the Company’s principal financial officer, and Judd Merrill, as the Company's Chief Accounting Officer. See Mr. De Gasperis’ and Mr. Merrill's biographical information under Directors and Executive Officers section of Item 10. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockmining.com.

Code of Conduct and Ethics

The Code of Conduct and Ethics applies to all employees, including senior executives, and all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE MKT, the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics for executive officers and directors. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockmining.com.

Board Committees

The Board has established three standing committees, the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee, and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE MKT. Further, members of the Audit and Finance Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002, must satisfy the expertise requirements of the listing standards of the NYSE MKT and must include an audit committee financial expert within the meaning of the SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements.

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

•	review and, as appropriate, approve, prior to commencement, all audit and non-audit services to be provided by the independent registered public accounting firm;

•	review regularly with management and the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

•	resolve or direct the resolution of all material disagreements between management and the independent registered public accounting firm regarding accounting and financial reporting;

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

•	meet at least once annually with management and the independent registered public accounting firm in separate sessions;

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

Members of the Audit and Finance Committee are William Nance, Daniel Kappes and Robert Reseigh. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE MKT and SEC. William Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of William Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

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

•	review and approve, as appropriate, annually compensation of the other executive officers and directors and review compensation of other members of senior management;

•	assess organizational systems and plans, including those relating to management development and succession planning;

•	administer stock-based compensation plans; and

•	review the Compensation Discussion and Analysis for inclusion in proxy statements, as registration statements or annual reports, as the case may be.

Members of the Compensation Committee are William Nance and Robert Reseigh, each of whom satisfies the independence requirements of NYSE MKT and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time an officer or employee of the Company, nor is any member of the Compensation Committee related to any other member of the Compensation Committee, any other member of the Board of Directors or any executive officer of the Company. No executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers is a member of the Company’s Compensation Committee.

The Nominating and Governance Committee

The Nominating and Governance Committee assists our Board in discharging and performing its duties and responsibilities with respect to nomination of directors, selection of committee members, assessment of performance of our Board and other corporate governance matters. Without limiting the scope of such activities, the Nominating and Governance Committee shall, among other things:

•	review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders; and

•
review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE MKT and the SEC rules under the Sarbanes-Oxley Act of 2002.

Members of the Nominating and Governance Committee are William Nance and Robert Reseigh, each of whom satisfies the independence requirements of NYSE MKT and SEC rules and regulations.

Shareholders may communicate with the full Board of Directors (including shareholder nominations), a specified committee of the Board of Directors or a specified individual member of the Board of Directors in writing by mail addressed to Comstock Mining Inc., P.O. Box 1118, Virginia City, Nevada 89440, Attention: Chairman of the Nominating and Governance Committee. The Chairman of the Nominating and Governance Committee and his or her duly authorized agents are responsible for collecting and organizing shareholder communications. Absent a conflict of interest, the Chairman of the Nominating and Governance Committee is responsible for evaluating the materiality of each shareholder communication and determining whether further distribution is appropriate, and, if so, whether to (1) the full Board of Directors, (2) one or more committee members, (3) one or more Board members and/or (4) other individuals or entities. Please note that, pursuant to the terms of the Series A-1 Preferred Stock, the Winfield Group is granted the right to nominate one director for the Board and to name John V. Winfield as a director and pursuant to the terms of the employment agreement of Mr. De Gasperis, the Company agreed to take all actions as may be necessary to elect Mr. De Gasperis as a director of the Company.

Attendance at Annual Meeting

We expect all directors to attend the annual meeting of shareholders each year.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis explains the material elements of the compensation for our named executive officers.

The Company’s philosophy is to align total compensation of its employees, including the named executive officers, with the achievement of the Company’s goals, most importantly, creating sustainable wealth. The adoption and implementation of compensation programs is intended to support that philosophy and the interest of the Company and its stockholders by providing appropriate forms of cash and stock-based compensation alternatives that strengthen the ability of the Company to attract, motivate and retain employees and others who focus their efforts and abilities on realizing the Company’s objectives, and are in a position to impact the financial and operational performance of the Company.

What are our compensation principles?

The Compensation Committee (for purposes of this Compensation Discussion and Analysis section, the “Committee”) designs and oversees the Company’s compensation policies and approves compensation for our named executive officers. Our goal is to create compensation plans linked to enhancing shareholder value. We strive to align the interests of shareholders with those of employees at all levels of the organization. Our focus is on achieving sustainable results through the systematic and methodical implementation of our strategic plan. These principles are inherently long-term in nature. To accomplish this, our plans are designed to:
Support our business strategy - We align our programs with business strategies focused on long-term growth and enhanced shareholder value. Our compensation plans allow our executives to share in that wealth creation and support an environment that promotes improvement and breakthrough performance.
Pay for Performance - A substantial majority of our executive pay is dependent upon the achievement of specific corporate performance goals. As a result, individual performance as it relates to compensation is only relevant insofar as it advances the goals of the Company. Our plans will result in realizing higher compensation when goals are met and lower compensation when goals are not met.
Pay Competitively - We establish compensation levels that are designed to meet or exceed the needs of our employees. We also assess them against companies that we believe compete with us for human capital. In this context, we believe we are more than competitive with those competing companies.

What are our compensation objectives?

Central to the Company’s goal of wealth creation is the achievement of predictable, sustainable growth of throughput (that is, the rate at which our system generates cash as determined by the constraint in the system (i.e., the system’s “weakest link”) identified by management). Accordingly, it is important to the Company that non-throughput based measurements are eliminated from decision-making or minimized (for example, when required by law). Additionally, we seek to use Statistical Process Control (SPC) on the most critical, interdependent processes to promote stability and predictability in our operations.

In designing our compensation plans, our overreaching objectives are to:

•	Drive superior throughput-based financial performance - we design programs that encourage our executives to achieve or exceed goals and share in that value creation.

•
Attract, retain and motivate the right people in the right role, within the broader system design - we require independent and interdependent performance and allow our executives to share in the value created based on the system’s performance.

•
Align our executives with shareholders’ long-term interests by building the opportunity for significant ownership of Company stock through our compensation programs, vesting only on the systems achievement of value enhancing performance objectives.

•
Focus on full alignment to the goal of the system, our executives vest only when the systems objectives and goals are achieved. The objectives and the vesting do not vary from the rest of program participants.

Our compensation plans are intended to serve both named executive officers and employees generally. Accordingly, we currently offer two components of compensation as explained below:

Base Compensation. Base compensation should both reflect the Company’s appreciation of the employee’s competencies (with some but not absolute consideration to the market’s valuation of those competencies) and meet the needs of the employee for stability. The objective should be that base compensation is not only enough to meet the basic needs for employees and their families, but is also enough to take the issue of money-as-a-motivator off the table.

Stock-based Compensation. We acknowledge the risk that certain stock-based compensation programs could fail to completely satisfy the compensation principles previously described because the various instruments typically used (options, warrants, time-based grants, etc.) may present no real correlation to performance and, in particular, performance against a precisely defined goal and duration. However, we believe that stock-based compensation tied to the achievement of precise goals and the Company’s strategic plan does provide meaningful rewards for stable, measurable progress. Accordingly, we adopted a shareholder approved, equity incentive plan based solely on performance-based vesting.

The following is a summary of the principal features of the 2011 Equity Incentive Plan (the “2011 Plan”) and its operation and is qualified by reference to the full text of the 2011 Plan.

Any employee of Comstock or a subsidiary of Comstock providing services to Comstock or any of its subsidiaries who is specifically identified by the Committee, and any non-employee director of Comstock or any of its subsidiaries is eligible to receive awards under the 2011 Plan. While all of our employees and non-employee directors would be eligible to participate in the 2011 Plan, most awards under the 2011 Plan have been made to our senior officers, managers, and technical and professional personnel.

The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Plan is 6,000,000 shares of common stock. No more than 6,000,000 shares of common stock may be issued under the 2011 Plan or transferred upon exercise or settlement of incentive stock options. Any shares subject to an award under the 2011 Plan that are forfeited or terminated, expire unexercised, lapse or are otherwise canceled in a manner such that the shares of common stock covered by such award are not issued may be used again for awards under the 2011 Plan.

As of December 31, 2014, 586,600 shares remained available for issuance under the 2011 Plan. All of the awards to date have been made in the form of restricted stock. All unvested restricted stock awards granted under the 2011 Plan are subject to the following vesting requirements:

For stock granted in 2012 and earlier:

•
the final two-fifths (2/5) of the restricted shares vest on the date of certification by the Committee of the attainment of both (A) the validation through a NI 43-101 of qualified resources (at least measured and indicated) and reserves (proven and probable), in each case including those previously validated, of the Company aggregating 3,250,000 ounces of gold equivalent and (B) the completion of three months (that is, ninety (90) days) of consecutive mining operations at an annual production rate of 20,000 ounces of gold equivalent (the Company produced at greater than this rate in 2014).

For stock granted in 2013:

•Completion of one year of service with the Company (for employees that received stock grants in 2013); and

•
the final two-fifths (2/5) of the restricted shares vest on the date of certification by the Committee of the attainment of both (A) the validation through a NI 43-101 of qualified resources (at least measured and indicated) and reserves (proven and probable), in each case including those previously validated, of the Company aggregating 3,250,000 ounces of gold equivalent and (B) the completion of three months (that is, ninety (90) days) of consecutive mining operations at an annual production rate of 20,000 ounces of gold equivalent (the Company produced at greater than this rate in 2014)

In addition, if a change in control of the Company (as defined in the 2011 Plan) occurs, then the shares would vest immediately and, following the date on which the participant’s employment is terminated by the Company without cause or following the participant’s disability, the portion of the award that would vest upon achieving the next objective shall vest at the time of termination. The unvested awards expire five years after the grant date.

In January 2014, the Company and Mr. De Gasperis, entered into an amendment (the “Amendment”) to the employment agreement of Mr. De Gasperis, originally dated as of April 21, 2010 (the “Employment Agreement”). The Amendment extended the vesting schedule for equity awards contemplated by the Employment Agreement, so that initial vesting for such awards would not occur prior to July 1, 2014, except under limited circumstances such as a termination without cause, upon death or disability, or in connection with a change of control of the Company. Mr. DeGasperis’ initial grant under the 2011 Plan vested on July 1, 2014.

Who are our named executive officers?

The Company’s named executive officers for 2014 were:

Name	Title
Corrado De Gasperis	President & CEO
Judd Merrill	Chief Accounting Officer

How do we assure that our compensation program keeps our named executive officers focused on long-term success?

We assure that our compensation programs keep our named executive officers focused on the long-term success of our Company by making a substantial portion of their long-term pay subject to the achievement of specific, longer-term, strategic, companywide performance objectives and by granting stock-based awards with vesting criteria fully linked with those, longer term, measureable strategic objectives. Moreover, the value of such stock-based awards will likely only increase based on the long-term performance of the Company as compared to other investment alternatives.

How is competitiveness established?

The Committee structures executive compensation so that targeted total cash compensation and longer-term stock based compensation opportunities are competitive with comparable positions at companies that we compete with for human capital, basically mining and construction-type companies based in Nevada. When considering what is competitive for the Company, the Committee considered the complexity of starting up a new, industrial mine, the breakthrough’s required for success, the entrepreneurial and team building competencies needed, the complexities of the regulatory and political environments and the extensive interdependencies required with all stakeholders, including the people required for operating the system. The Company does not use benchmarking against a peer group or otherwise.

In setting 2014 base salaries, target total cash compensation and target total direct compensation, the Committee considered the potential value creation inherent in our stated objectives, the time period required for achieving those objectives and the associated risks.

How is compensation established for our named executive officers?

The Committee does not rely exclusively on existing market data in establishing target levels of compensation. The Committee also does not employ a rigid or formulaic process to set pay levels, but does utilize market data as one of many tools to assist the Committee. In setting compensation levels, the Committee considers the following factors:

•	market data;

•	each executive’s competency;

•	each executive’s scope of responsibility and impact on the Company’s performance;

•	internal equity - an executive’s compensation relative to his or her peers in the system; and

•	the CEO’s recommendations for his senior team.

Each of our named executive officers’ performance is evaluated in light of our overall financial performance and the advancement of our strategic objectives approved by the Committee and the Board of Directors. For 2013 and 2014, as in past years, the Committee structured a compensation package for our named executive officers comprised of base salary and benefits coupled with long-term incentives (restricted stock grants), which we believe provided an appropriate mix of financial security, wealth sharing.

Annual Compensation: Base Salaries

Base salary provides our named executive officers with a basic level of financial security and supports the Committee’s objectives in attracting and retaining top talent. Base salary increases for other named executive officers (other than our CEO) are recommended by our CEO and are reviewed and approved by the Committee.

Executive Officer	2014 Annual Base Salary
Corrado De Gasperis President & CEO, Director	$360,000
Judd Merrill	$155,000

The Committee is satisfied that each of the named executive officers’ salary is reasonable and appropriate.

Why did the Committee choose the performance metrics for the 2011 Equity Plan?

At the time the stock awards were granted, the Committee chose to align the vesting of stock awards directly to the achievement of the established goal of the strategic plan approved by the Board in April 2010. The goal of that business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces AND achieve initial commercial mining with annual production rates of approximately 20,000 gold equivalent ounces. Accordingly, the restricted stock vests fully upon the achievement of both of these stated objectives. If the objectives are not achieved, the stock grant will not vest. In 2013, the Company achieved production rates of more than 20,000 gold equivalent ounces per year. The Committee chose to allow for partial vesting as the Company achieves intermediate objectives towards these goals, as stated above.

Benefits

The Company provides named executive officers with the same benefits provided to other Comstock employees namely, health and dental insurance (Company pays a portion of costs).

Post Termination Payments

We believe that we should provide reasonable severance benefits if an executive’s position is eliminated in the event of a change in control or, in the absence of a change in control, in certain other circumstances. It is our belief that the interests of shareholders are best served if our senior management is focused on the performance of the Company without the distraction and uncertainty that the lack of such protection would invite. We also believe that providing these benefits helps to facilitate the recruitment of talented executives, and that, relative to the overall value of any potential transaction, these potential benefits are appropriately sized.

The employment agreements for Mr. De Gasperis and Mr. Merrill include severance arrangements. For additional information with respect to these arrangements, please see “Employment, Retirement and Severance Plans and Agreements”.

ADDITIONAL INFORMATION

We believe this additional information may assist you in better understanding our compensation practices and principles.

Role of the Committee and the CEO

The Committee, consisting entirely of independent Directors, is responsible for executive compensation. As part of the compensation-setting process each year, the Committee meets periodically with the CEO to review the Company’s progress toward its stated strategic objectives and receives comments from members of the Board of Directors. The CEO recommends to the Committee the compensation amounts for each of our named executive officers, other than himself.

While the Committee will ask for advice and recommendations from the CEO, the Committee is responsible for executive compensation and as such:

•	Sets named executive officer base salaries;

•
Reviews the business and financial plan and progress toward strategic goals, performance measures and action plans for our business, which are reviewed by, and subject to approval of, the entire Board of Directors;

•	Reviews annual and long-term performance against goals and objectives;

•	Reviews contractual agreements and benefits, including supplemental retirement and any payments which may be earned upon termination, and makes changes as appropriate;

•	Reviews incentive plan designs, ensures alignment and makes changes as appropriate; and

•	Reviews total compensation to ensure compensation earned by named executive officers is fair and reasonable relative to corporate and individual performance.

The Committee is authorized retained compensation consultants or advisors but does not presently do so. Any such consultant or advisor selected by the Committee would only be selected if the Committee determined that such consultant or advisor is independent from our management pursuant to SEC and NYSE MKT standards.

Deductibility of Compensation

In determining the total compensation of each named executive officer, the Committee considers the tax deductibility of compensation. The Committee believes it is generally in the interests of the Company and our shareholders to provide compensation that is tax deductible by the Company. While the Committee intends that compensation be deductible, there may be instances where potentially non-deductible compensation is justifiably provided to reward executives consistent with our compensation philosophy for each compensation element.

Advisory Vote on Executive Compensation

As required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by the SEC pursuant thereto, we included a proposal for a non-binding advisory resolution approving the compensation of our named executive officers for 2013 in our proxy statement for our 2014 annual meeting of stockholders. The proposal was overwhelmingly supported by stockholders with approval in excess of 90%.

The Committee considered the results of the advisory vote in reviewing our executive compensation program, noting the high level of shareholder support, and elected to continue the same principles and objectives in determining the types and amounts of compensation to be paid to our named executive officers in 2014. The Committee will continue to focus on responsible executive compensation practices that attract, motivate and retain high performance executives, reward those executives for the achievement of long-term performance and support our other executive compensation objectives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this annual report on Form 10-K with management and, based on such review and discussion, recommended to the Board of Directors that it be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

William J. Nance, Chair
Robert A. Reseigh

January 29, 2015

The following table sets forth, for the periods indicated, the total compensation for services provided to us by the person who served as our principal executive officer (CEO) and principal financial officer during 2014, and the other executive officer other than the CEO who served as an executive officer at the end of 2014 who received aggregate compensation exceeding $100,000 during 2014.

SUMMARY COMPENSATION TABLE

		Salary	Stock Awards	Total
Name and Principal Position	Year	($)	($) (1)	($)
Corrado De Gasperis	2014	360,000	—	360,000
President and Chief Executive Officer (2)	2013	360,000	—	360,000
	2012	360,000	—	360,000

Judd Merrill	2014	155,000	—	155,000
Chief Accounting Officer (3)

_____________
(1)     Any amounts in the column reflect the aggregate grant date fair value for stock awards computed in accordance with FASB ASC Topic 718. All assumptions made in the valuation of the awards are discussed in note 16. The stock awards vest upon the attainment of performance goals described under the caption “Compensation Discussion and Analysis – Stock-Based Compensation” and reflect the value based on the probable outcome of the performance goals and the amount is the same assuming that the highest level of performance conditions will be achieved.

(2)     Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010.

(3)     Mr. Merrill was hired as Controller since 2011 and became Chief Accounting Officer effective January 1, 2014.

The terms of each of Mr. De Gasperis’ and Mr. Merrill's employment agreement is described in detail in Employment, Retirement and Severance Plans and Agreements below.

Current Equity Compensation Program

In 2011, the Company adopted the 2011 Plan. For a description of the 2011 Plan, please see “Compensation Discussion and Analysis - Stock-Based Compensation.” The 2011 Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006.

As of December 31, 2014 5,413,400 shares have been issued and outstanding under the program and 3,616,800 shares have vested and 1,796,600 are unvested. On December 21, 2011, the Board of Directors granted 4,710,000 shares of restricted stock to certain employees under the 2011 Plan. Of these shares, Mr. De Gasperis received a grant of 2,750,000 shares (of which, 1,650,000 shares have vested) and 75,000 shares (of which 45,000 shares have vested) were granted to Mr. Merrill.

Prior Equity Compensation Programs

In 2005, the Company adopted a stock option and incentive plan that was approved by our stockholders in October 2005. That plan expired in June 2011 upon the adoption of the 2011 Plan with no awards having been issued thereunder.
In 2006, the Company adopted another stock option and incentive plan (“2006 Plan”) that was approved by our stockholders in November 2006. The plan provided for a maximum of 4,000,000 shares of common stock to be issued (the shares reflect the adjustment due to the reverse stock split). Under the 2006 Plan, options, stock and other awards could have been granted to employees and non-employee directors. Stock options granted under the 2006 Plan generally vested over three years and expired ten years from the date of the grant. Options to purchase an aggregate of 50,000 fully vested options remain outstanding under the 2006 Plan. The 2006 Plan expired upon the adoption of the 2011 Plan. Fully vested options to purchase 400,000 shares of our common stock were granted to Robert Faber, a former executive of the Company, outside of a plan, in January 2008. These options were exercised in 2013, resulting in the issuance of 122,848 shares to Mr. Faber.

OUTSTANDING STOCK OPTION AND UNVESTED STOCK AWARDS

Shares of common stock underlying unexercised stock options and unvested stock awards at December 31, 2014 are summarized below:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)
Corrado De Gasperis (1)	—	—	—	1,100,000	836,000
Judd Merrill	—	—	—	30,000	22,800
_____________
(1)    The restricted stock was granted to Messrs. De Gasperis and Merrill on December 21, 2011. The awards will vest in accordance with the vesting terms described under the caption “Compensation Discussion and Analysis - Stock-Based Compensation.”

Employment, Retirement and Severance Plans and Agreements

Corrado De Gasperis’ Employment Agreement

Mr. De Gasperis was hired to serve as our Chief Executive Officer and President effective April 21, 2010. In connection with his employment, the Company entered into an Employment Agreement with Mr. De Gasperis, which also provided for his election as a director upon closing of the recapitalization and the capital raise transactions in 2010.

Term. The agreement expires on April 21, 2014 and will be automatically extended for additional one-year periods unless notice of termination is provided. If a “change in control” of the Company (as defined in the agreement) occurs and the remaining term of the agreement is less than three years, then the term will be extended to three years beyond the date of the change in control.

Salary and Other Benefits. Under the agreement, Mr. De Gasperis is entitled to an annual base salary of $360,000. Mr. De Gasperis is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. De Gasperis is also entitled to participate in any of our incentive or compensation plans. The agreement also requires us to adopt a profit sharing plan whereby 10% of net cash profits before principal payments of indebtedness and investments in fixed assets will be set aside for semi-annual payments to employees, no less than 35% of which shall be payable to Mr. De Gasperis. The profit sharing plan has not yet been established.

Equity Awards. The Company was required to adopt an equity incentive plan with certain terms. The Board adopted the 2011 Plan in June 2011 and granted an award of 2,750,000 shares of restricted stock under the 2011 Plan in December 2011, with the terms described under the caption “Compensation Discussion and Analysis - Stock-Based Compensation.”

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

In addition, pursuant to the terms of his restricted stock agreement with the Company dated December 21, 2011, if Mr. De Gasperis’ employment is terminated without cause or following his disability, and if he signs a release, he will vest, on the 30th day following termination of employment, in a pro rata portion of the restricted stock awards as if the next objective to be achieved for vesting had been achieved.

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

Judd Merrill’s Employment Agreement

Mr. Merrill was appointed to serve as our Chief Accounting Officer effective January 1, 2014.

Salary and Other Benefits. Under the agreement, Mr. Merrill is entitled to an annual base salary of $155,000. Mr. Merrill is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. Merrill is also entitled to participate in any of our incentive or compensation plans, including any profit sharing plan contemplated by Mr. Merrill's employment agreement. The profit sharing plan has not yet been established.

Equity Awards. The Company was required to adopt an equity incentive plan with certain terms. The Board adopted the 2011 Plan in June 2011 and granted an award of 75,000 shares of restricted stock under the 2011 Plan in December 2011, with the terms described under the caption “Compensation Discussion and Analysis - Stock-Based Compensation.”

Rights on Termination of Employment. If Mr. Merrill employment is terminated without “cause,” if his employment is terminated due to his “disability” or if he resigns for “good reason” (each term as defined in his agreement), subject to his executing a release in our favor, Mr. Merrill shall be entitled to:

•	a lump sum payment of all accrued amounts due to him through the date of his termination;

•	continued base salary for six months; and

•
continuation of health and life insurance benefits for the longer of the period during which base salary is payable following termination (unless he is entitled to participate in the health plan of a new employer)

In addition, pursuant to the terms of his restricted stock agreement with the Company dated December 21, 2011, if Mr. Merrill’s employment is terminated without cause or following his disability, and if he signs a release, he will vest, on the 30th day following termination of employment, in a pro rata portion of the restricted stock awards as if the next objective to be achieved for vesting had been achieved.

If Mr. Merrill’s employment is terminated due to his death, his estate is entitled to the benefits (other than continued life insurance coverage) outlined above.

Upon a termination of Mr. Merrill’s employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination.

Restricted Stock Awards. As referenced under the caption “Compensation Discussion and Analysis - Stock-Based Compensation,” if a change in control of the Company (as defined in the 2011 Plan) occurs, then the shares of restricted stock granted to the named executive would vest immediately and, following the date on which the named executive officer’s employment is terminated by the Company without cause or following his disability, the portion of the award that would vest upon achieving the next objective shall vest at the time of termination. For purposes of the 2011 Plan, change in control occurs, generally, on the following:

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2014.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	50,000	$4.00	586,600
_____________
(1)    The table does not include the 1,796,600 shares of non-vested restricted stock granted under the 2011 Plan during 2012, 2013 and 2014. The equity compensation plans approved by shareholders include the 2011 Plan, under which 586,600 shares remain available for issuance, and the option and incentive plan adopted by the Company in 2006, under which no additional awards may be granted.

COMPENSATION OF DIRECTORS

During 2014, all directors who are not Company employees, except for Mr. Winfield, were authorized to receive shares of the Company’s common stock for their service as a director. Mr. Daniel Kappes, Mr. William Nance and Mr. Robert Reseigh each were authorized to receive 30,000, 35,000 and 35,000 shares respectively. As of December 31, 2014, no shares have been issued. The directors did not receive any cash compensation for 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, except for (i) a July 9, 2014 transactions involving the InterGroup Corporation and John V. Winfield that were not reported until July 18, 2014, Van Den Berg Management I, Inc., which has reported beneficial ownership of 25.3% on Schedule 13G but has not yet filed a Form 3 or Form 4 for its beneficial ownership.

STOCK OWNERSHIP

The following table sets forth, as of January 26, 2015, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Van Den Berg Management, Inc. 805 Las Cimas Parkway Suite 430 Austin, TX 78746	Common Stock	21,363,727	(c)	23.8%
Sun Valley Gold LLC 620 Sun Valley Road P.O. Box 2759 Sun Valley, ID 83353	Common Stock	6,331,063	(d)	6.7%

Officers and Directors

John Winfield	Common Stock	42,625,173	(e)	33.8%
William Nance	Common Stock	190,000	(f)	*
Daniel Kappes	Common Stock	120,199		*
Robert Reseigh	Common Stock	115,000	(g)	*
Corrado De Gasperis	Common Stock	1,000,000	(h)	1.1%
Judd Merrill	Common Stock	45,000	(i)	*
All directors and executive officers as a group (6 persons)	Common Stock	44,095,372		34.94%
_____________
* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.

(b)
Applicable percentage of ownership is based on 89,740,513 shares of common stock outstanding as of January 26, 2015 together with all applicable options, warrants and other securities convertible into shares of our common stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after January 26, 2015 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c)
Includes shares of the Company’s common stock owned by various investment advisory clients of Van Den Berg Management, Inc. Based solely on the information contained in the Scheduled 13G Amendment filed with the SEC on October 7, 2014.

(d)	Based solely on the information contained in the Schedule 13G Amendment filed with the SEC on February 11, 2014.

(e)
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of InterGroup, Santa Fe and Portsmouth and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of InterGroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock. The 42,625,173 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 1,980,320.00 shares of the Company’s common stock held directly by Mr. Winfield, (ii) 10,798,863 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held directly by Mr. Winfield, (iii) 1,811,685 shares of the Company’s common stock held by InterGroup, (iv) 10,095,269 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by InterGroup, (vi) 1,274,561 shares of the Company’s common stock held by Portsmouth, (vii) 6,773,610 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Portsmouth, (ix) 649,778 shares of the Company’s common stock held by Santa Fe, (x) 3,455,131 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Santa Fe, (xi) 486,417 shares of the Company’s common stock held by Northern Comstock, (xii) 5,299,539 shares of the Company’s common stock issuable upon conversion of currently convertible shares of Series A-1 Preferred Stock held by Northern Comstock. The holders of Series A-1 Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as-converted basis); provided that each share of the Series A-1 Preferred Stock is entitled to 5 times the number of votes per share of common stock to which it would otherwise be entitled. Mr. Winfield is therefore entitled to 182,112,058 votes with respect to the Series A-1 Preferred Stock held on matters submitted to the vote of the common stock.

(f)	Includes 15,000 shares of common stock issuable upon exercise of vested options.

(g)	Includes 15,000 shares of common stock issuable upon exercise of vested options.

(h)	Includes 1,000,000 shares of restricted common stock vested and issued in 2014.

(i)	Includes 45,000 shares of restricted common stock vested and issued in 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors has adopted a written related person transaction policy that governs the review, approval or ratification of covered related person transactions. The Audit and Finance Committee manages this policy. The policy generally provides that we may enter into a related person transaction only if: the Audit and Finance Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; or the transaction is approved by the disinterested members of the Board of Directors; or the transaction involves compensation approved by our Compensation Committee. For information about certain relationships between our director nominees and the Company, please see below:

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two parcels leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property leases to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock and contributes its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provide that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company will make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). In addition, the Operating Agreement provides that each time more than 200,000 additional gold equivalent ounces of measured and indicated resources are validated, the capital contributions for such year will be accelerated to $5 million or 5,000 shares of Series A-1 Preferred Stock.

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

Tax Indemnification

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group for newly created Series A-1 Preferred Stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that are determined to be taxable as ordinary income to each member of the Winfield Group. Such indemnification amounts (the “Indemnity Amount”) would include (i) any federal, state and local income tax, penalties and interest such member is actually obligated to pay out-of-pocket as a result of such determination, after taking into account (a) all increases in federal, state and local income taxes actually payable as a result of the receipt of any such indemnity payment and (b) the deduction to which such member would be entitled for federal income tax purposes for state and local income taxes paid. The Company may at its option, pay the Indemnity Amount either in cash or in a number of common shares equal to the Indemnity Amount divided by the average of the volume weighted average closing prices of common shares for the five consecutive trading days ending on the trading day that is immediately prior to the date of such payment. During the year ended December 31, 2014, a portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $1 million, which is included in other income in the condensed consolidated statements of operations.

Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. At December 31, 2014 and 2013, the Company had a liability of $3,167,756 and $4,094,349, respectively, for this tax indemnification at the estimated amount that is probable of being indemnified by the Company. While management believes that the assumptions and estimates used to determine this liability is reasonable, the ultimate outcome of those matters cannot presently be determined. Revisions in estimates of the potential liability could materially affect our operations in the period of adjustment.

Special Voting Rights

Provided that at least 25% of the preferred shares of the Company issued on or prior to October 20, 2010, including the Series A-1 Preferred Stock (the “Preferred Shares”), are still outstanding, and as long as the Winfield Group still holds at least 25% of the Preferred Shares, the Company is not permitted to, without the affirmative vote of the Winfield Group, enter into any transaction for the acquisition of any business, property or asset pursuant to which the Company will incur indebtedness to finance such acquisition in principal amount in excess of $500,000, pay any dividends to holders of Preferred Shares in cash in an amount to exceed $500,000, engage in a private placement or public offering of any common stock or common stock equivalents of the Company, enter into a Change of Control Transaction, as defined in each certificate of designation of the Company or enter into any transaction that would constitute a Fundamental Transaction, as defined in each certificate of designation of the Company.

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

Item 14. Principal Accountants Fees and Services

The Audit and Finance Committee of the Board of Directors is composed of two independent directors and operates under a written charter adopted by the Board of Directors. The Audit and Finance Committee approves the selection of our independent registered public accounting firm.

Management is responsible for our disclosure controls, internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for issuing a report thereon. The Audit and Finance Committee’s primary responsibility is to monitor and oversee these processes and to report thereon to the Board of Directors. In this context, the Audit and Finance Committee has met privately with management and Deloitte & Touche LLP, our independent registered public accounting firm. Deloitte & Touche LLP has had unrestricted access to the Audit and Finance Committee.

The Audit and Finance Committee has discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, including the scope of the auditor’s responsibilities and whether there are any significant accounting adjustments or any disagreements with management.

The Audit and Finance Committee also has received the written disclosures and the letter from Deloitte & Touche LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit and Finance Committee concerning independence, and has discussed with Deloitte & Touche LLP that firm’s independence from the Company.

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Deloitte & Touche LLP to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of that firm’s review of the unaudited financial statements that are included in our quarterly reports on Form
10-Q.

Fees Billed by our Auditors

The Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. During the fiscal years ended December 31, 2014 and December 31, 2013, we were billed the following fees set forth below in connection with services rendered by that firm to us.

	2014	2013
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$296,564	$481,846
Audit-Related Fees	$26,000	64,467
Tax Fees	$17,881	22,045
Total fees	$340,445	$568,358

Audit Fees. Audit fees include professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, including its assessment of our internal control over financial reporting, and the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, implementation of new financial and accounting reporting standards and consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit-related fees include consultation on certain financial accounting and reporting standards and other miscellaneous audit-related fees, such as comfort letters in connection with offerings by the Company.

Tax Fees. Tax fees include original and amended tax returns, studies supporting tax return amounts as may be required by Internal Revenue Service regulations, claims for refunds, assistance with tax audits and other work directly affecting or supporting the payment of taxes.

Audit and Finance Committee Pre-Approval Policy

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

Our Audit and Finance Committee requires that our independent auditor, in conjunction with our Chief Executive Officer (who is also our Principal Financial Officer), be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit and Finance Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit and Finance Committee Chair and Audit and Finance Committee financial expert is William Nance.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED December 31, 2014, 2013 AND 2012

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2014
Tax valuation allowance	$56,712,325	$3,079,762	$—	$59,792,087
Year ended December 31, 2013
Tax valuation allowance	$49,600,420	$7,111,905	$—	$56,712,325
Year ended December 31, 2012
Tax valuation allowance	$39,133,355	$10,467,065	$—	$49,600,420

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on April 15, 2011 as exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619)
and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.2  to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619)
 and incorporated herein by reference)

4.1
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.1 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.2
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.2 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.3
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.3 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.4
Form of Warrant (previously filed with the Securities and Exchange Commission on December 18, 2009 as exhibit 99.3 to the Company’s Form 8-K (file number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
Master Loan and Security Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.1 to the Amendment to the Company’s Quarterly Report on Form 10-Q (file number 121092806) and incorporated by reference herein)

10.8
Secured Promissory Note and Guaranty (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.10
General Security Agreement (Comstock Mining, Inc.) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.3 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.11
General Security Agreement (Comstock Mining LLC) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.4 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.12
Pledge Agreement (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.2 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.13
Amended and Restated Master Purchase Contract (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.5 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.14
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.15
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

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

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements

* Filed herewith.

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Director, President and Chief Executive Officer	January 29, 2015
Corrado De Gasperis
/s/ JUDD B. MERRILL	Chief Accounting Officer	January 29, 2015
Judd B. Merrill
/s/ DANIEL KAPPES	Director	January 29, 2015
Daniel Kappes
/s/ WILLIAM NANCE	Director	January 29, 2015
William Nance
/s/ ROBERT A. RESEIGH	Director	January 29, 2015
Robert A. Reseigh
/s/ JOHN V. WINFIELD	Director	January 29, 2015
John V. Winfield

Exhibit Index

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on April 15, 2011 as exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.2  to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619) and incorporated herein by reference)

4.1
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.1 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.2
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.2 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.3
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.3 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.4
Form of Warrant (previously filed with the Securities and Exchange Commission on December 18, 2009 as exhibit 99.3 to the Company’s Form 8-K (file number 091250387) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
Master Loan and Security Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.1 to the Amendment to the Company’s Quarterly Report on Form 10-Q (file number 121092806) and incorporated by reference herein)

10.8
Secured Promissory Note and Guaranty (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.10
General Security Agreement (Comstock Mining, Inc.) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.3 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.11
General Security Agreement (Comstock Mining LLC) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.4 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.12
Pledge Agreement (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.2 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.13
Amended and Restated Master Purchase Contract (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.5 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.14*
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.15*
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.16*	Employment Agreement, dated as of January 20, 2014, between the Company and Judd Merrill

21*	Subsidiaries

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements

* Filed herewith.