Form 10-Q
period 2015-03-31
Comstock Mining Inc.
filed 2015-04-16
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Large accelerated filer  ☐        Accelerated filer  ☒
Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at April 14, 2015 was 89,800,513.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,179,264	$5,308,804
Accounts receivable	41,102	322,406
Inventories	500,561	428,235
Stockpiles and mineralized material on leach pads	1,820,046	1,743,053
Prepaid expenses	1,684,452	833,360
Total current assets	8,225,425	8,635,858
MINERAL RIGHTS AND PROPERTIES, Net	7,274,375	7,318,175
PROPERTIES, PLANT AND EQUIPMENT, Net	28,075,140	26,207,062
RECLAMATION BOND DEPOSIT	2,642,804	2,642,804
RETIREMENT OBLIGATION ASSET	1,999,313	1,619,101
OTHER ASSETS	26,401	32,872
TOTAL ASSETS	$48,243,458	$46,455,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,538,850	$2,265,723
Accrued expenses	1,313,304	4,408,568
Long-term debt and capital lease obligations – current portion	8,531,720	5,897,219
Derivative liabilities	47,353	33,298
Total current liabilities	12,431,227	12,604,808
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	5,589,614	5,701,264
Long-term reclamation liability	6,631,954	5,908,700
Total long-term liabilities	12,221,568	11,609,964
Total liabilities	24,652,795	24,214,772
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 85,173,255 and 82,480,600 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	56,725	54,932
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 24,362 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 1,610 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 22,626 and 22,676 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	15	15
Additional paid-in capital	210,853,900	210,795,244
Accumulated deficit	(187,319,994)	(188,609,108)
Total stockholders’ equity	23,590,663	22,241,100
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,243,458	$46,455,872

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUES
Revenue - Mining	$5,927,174	$5,606,064
Revenue - Hospitality	110,243	157,397
Total revenues	6,037,417	5,763,461

COST AND EXPENSES
Costs applicable to mining revenue	3,717,911	4,762,901
Hospitality operating costs	200,027	286,299
Exploration and mine development	603,194	801,218
Mine claims and costs	764,107	952,522
Environmental and reclamation	280,112	172,215
General and administrative	2,145,234	2,191,970
Total cost and expenses	7,710,585	9,167,125

LOSS FROM OPERATIONS	(1,673,168)	(3,403,664)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(235,207)
Interest expense	(223,673)	(186,330)
Other income (expense), net	3,185,955	222
Total other income (expense), net	2,962,282	(421,315)

NET INCOME (LOSS)	1,289,114	(3,824,979)

INCOME TAXES	—	—

NET INCOME (LOSS)	1,289,114	(3,824,979)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(898,832)	(1,061,609)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$390,282	$(4,886,588)

Net income (loss) per common share – basic	$0.01	$(0.07)

Net income (loss) per common share – diluted	$0.01	$(0.07)

Weighted average common shares outstanding — basic	82,492,914	71,808,908

Weighted average common shares outstanding — diluted	136,101,769	71,808,908

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$1,289,114	$(3,824,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	1,913,505	1,640,309
Stock payments and stock-based compensation	44,400	615,491
Accretion of reclamation liability	63,959	85,972
(Gain) loss on sale of properties, plant, and equipment	(12,723)	45,499
Amortization of debt discounts and issuance costs	86,973	92,638
Net change in fair values of derivatives	14,055	403,638
Changes in operating assets and liabilities:
Accounts receivable	281,304	(219,836)
Inventories	(72,326)	(779,033)
Stockpiles and mineralized material on leach pads	(76,993)	(70,890)
Prepaid expenses	(357,457)	(191,724)
Other assets	6,471	6,470
Accounts payable	24,480	75,230
Accrued expenses	(2,995,264)	(263,859)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	209,498	(2,385,074)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	77,035	159,310
Purchase of mineral rights and properties, plant and equipment	(3,083,301)	(1,142,784)
Increase in reclamation bond deposit	(100,000)	(300,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,106,266)	(1,283,474)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(2,652,164)	(764,243)
Proceeds from long-term debt obligations	4,419,392	4,626,289
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,767,228	3,862,046
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,129,540)	193,498
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,308,804	2,409,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,179,264	$2,602,944
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$177,141	$179,475
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$—	$1
Reclamation bond deposit included in accrued expenses and other liabilities	—	700,000
Additions to reclamation liability and retirement obligation asset	659,295	—
Issuance of common stock for properties, plant and equipment	16,049	—
Dividends paid in common stock (par value)	1,723	767
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	175,015	1,314,644
Vested restricted common stock (par value)	40	67
Properties, plant and equipment purchases in accounts payable	588,890	420,676

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we", "our" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

During the three months ended March 31, 2015, the Company shipped 4,695 ounces of gold, resulting in recognized revenue of approximately $5.9 million. During the three months ended March 31, 2015, the Company shipped 56,482 ounces of silver for approximately $1 million. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company has recurring net losses from operations and an accumulated deficit of $187.3 million at March 31, 2015. For the three month period ended March 31, 2015, the Company generated net income of $1.3 million and a positive $0.2 million of cash provided by operations. As of March 31, 2015, the Company had cash and cash equivalents of $4.2 million, current assets of $8.2 million and current liabilities of $12.4 million, resulting in current liabilities in excess of current assets of $4.2 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $8 million outstanding at any given time. The Revolving Credit Facility has a maturity of February 6, 2017 and allows for re-advances on the facility up to the $8 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

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

The Company manages its exposure to changes in gold market prices by entering into various derivative contracts including gold forward contracts, gold call option contracts, and gold put option contracts. Depending on the specific nature of each of the derivative contracts, the changes in the fair value are recognized as either a component of revenue or other income (expense) in the condensed consolidated statements of operations.

HOPE Coins

On March 31, 2015, the Company received 300,000 (“HOPE Coins”) issued by the HOPE Gold Coin Charitable Trust (the “Trust”). HOPE Coins are considered a cryptographic currency. The HOPE Coins are payments and partial pre-payments on the Mineral Rights License Agreement entered into by the Company with the Trust on October 9, 2014. The HOPE coins are being sold by the Trust for $10 per coin. However, the Company did not recognize a gain or revenue on its financial statements for the HOPE Coins received as of March 31, 2015, as no market value has yet been established.

Under the Mineral Rights License Agreement, the Company has agreed to license an initial five metric tons of gold (or gold-equivalent) of validated, measured, and indicated resources for a period up to 12 years to support the value of the initial 50 million HOPE Coins being sold.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. We believe these changes provide increased transparency and improved comparability of our cost classifications.

Exploration and Mine Development, Mine Claims and Costs, and Environmental and Reclamation Presentation
The Company separated its exploration and mine development, mine claims and costs and environmental and reclamation line items from its previously reported reclamation and exploration costs line item in the consolidated statements of operations. Reclamation and exploration costs previously recorded in the first quarter of 2014 were $1,925,955.

Comprehensive Income

The only component of comprehensive income for the three months ended March 31, 2015 was net income. The only component of comprehensive loss for the three months ended March 31, 2014, was net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain recorded assets and liabilities and for tax loss carry forwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. The Company has provided a full valuation allowance at March 31, 2015, and December 31, 2014, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. During the three months ended March 31, 2015, the Company fully adjusted its estimate of the final portion of $3.2 million tax indemnification because the indemnity fully lapsed. This adjustment did not give rise to any net taxable income.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations or cash flows.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	March 31, 2015	December 31, 2014
In-process	$500,561	$428,235
Finished goods	—	—
Total inventories	$500,561	$428,235

Stockpiles	$561,979	$326,126
Mineralized material on leach pads	1,258,067	1,416,927
Total stockpiles and mineralized material on leach pads	$1,820,046	$1,743,053
Total	$2,320,607	$2,171,288

3. Properties, Plant and Equipment

The Company made capital expenditures totaling approximately $3.5 million during the three months ended March 31, 2015. Approximately $1.8 million was primarily for the design and construction of the heap leach expansion and related infrastructure. Approximately $1.7 million was used to purchase properties located in Storey County including 7.5 acres of various properties adjacent to the mining and processing operation.

During the three months ended March 31, 2015 and 2014, the company recognized depreciation expense of $1.6 million and $1.4 million, respectively.

4. Derivative Financial Instruments

Derivative financial instruments consisted of the following:

	March 31, 2015	December 31, 2014
Derivative Type
Derivative liabilities
Gold call and put options	$93,353	$32,698
Gold forwards	(46,000)	600
Total derivative liabilities	$47,353	$33,298

Gold Call and Put Option and Forward Derivatives - During the three months ended March 31, 2015, the Company entered into separate gold forward and call and put option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call and put options are recorded as a liability. During the three month period ended March 31, 2015, the Company recognized a gain of $46,600 on the change in fair value of the gold forward derivatives. During the three month period ended March 31, 2015, the Company recognized a loss of $60,655 on the change in fair value of the call option derivatives. The recognized gains and losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call and put option derivative contracts outstanding at March 31, 2015 covered a total of 13,150 gold ounces with an average price of $1,206 and 45,000 silver ounces with an average price of $18.44 per ounce. The outstanding gold forward and call and put option derivative contracts are expected to settle or expire within ten months.

5. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	March 31, 2015	December 31, 2014
Long-term reclamation liability — beginning of period	$5,908,700	$5,424,410
Additional obligations incurred	659,295	140,573
Accretion of reclamation liability	63,959	343,717
Long-term reclamation liability — end of period	$6,631,954	$5,908,700

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	March 31, 2015	December 31, 2014
Retirement obligation asset — beginning of period	$1,619,101	$2,491,956
Additional obligations incurred	659,295	140,573
Amortization of retirement obligation asset	(279,083)	(1,013,428)
Retirement obligation asset — end of period	$1,999,313	$1,619,101

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	March 31, 2015	December 31, 2014
Note Payable (Auramet Facility)	$5,000,000	$1,071,427
Note Payable (Caterpillar Equipment)	3,383,397	3,968,019
Note Payable (Dayton Resource Area)	1,221,181	1,953,784
Note Payable (Donovan Property)	564,350	574,141
Note Payable (Gold Hill Hotel)	273,564	278,254
Note Payable (White House)	285,254	286,595
Note Payable (Railroad & Gold Property)	205,100	208,274
Notes Payable - Other	291,203	341,192
Capital Lease Obligations	2,897,285	2,916,797
Subtotal	14,121,334	11,598,483
Less current portion	(8,531,720)	(5,897,219)
Long-term portion of long-term debt and capital lease obligations	$5,589,614	$5,701,264

Long-Term Debt Obligations

On January 27, 2015, the Company entered into an amended and restated $8 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $8 million. The Revolving Credit Facility expires on February 6, 2017. On March 6, 2015, the Company drew $5 million (The "Note"), representing cash proceeds of approximately $4.4 million, net of prepaid interest and fees of approximately $0.6 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. The Note will be repaid through 25 semi-monthly cash payments of $200,000 beginning April 30, 2015, and ending April 30, 2016, with total principal and interest obligations not exceeding $5 million. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Note. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The proceeds from the Note will primarily be used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which is scheduled for completion in early June 2015, and the second phase before 2015 year end. The Note contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Note additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $8 million of availability thereunder for the period from and after June 30, 2015 to April 29, 2016.

Capital Lease Obligations

On March 10, 2015, the Company entered into a new capital lease agreement totaling $175,015 with Kimball Equipment for the purchase of mining equipment.

At March 31, 2015 the long-term and current capital lease obligations were approximately $2.9 million.

7. Stockholders’ Equity

During the three months ended March 31, 2015, the Company issued 30,303 shares of common stock from the conversion of 50 shares of Series B Convertible Preferred Stock. There were no conversions of A-1 or A-2 Preferred Shares during the three months ended March 31, 2015. The Company also declared and issued 2,587,352 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock. In addition, for the three months ended March 31, 2015, the Company issued 60,000 shares of restricted stock vested under the 2011 Equity Incentive Plan.

During the three months ended March 31, 2015, the Company entered into an agreement to purchase patented mining claims referred to as "Vulcan". The total purchase price was comprised of $20,500 cash payment and 36,145 shares of Company restricted common stock. No transfer of deed will take place prior to sellers receiving the proceeds from the sale of shares. As of March 31, 2015, no transfer of deed has occurred under the agreement. Accordingly, the related property and equity issued were not given accounting consideration in the Company's condensed consolidated financial statements.

On January 29, 2015, the Company closed escrow on the purchase of additional land lots. The purchase included the issuance of 15,000 shares of common stock with a fair value of $16,040.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call and put options	$93,353	$—	$93,353	$—
Gold forwards	(46,000)	—	(46,000)	—
Total Liabilities	$47,353	$—	$47,353	$—

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call options	$32,698	$—	$32,698	$—
Gold forwards	600	—	600	—
Total Liabilities	$33,298	$—	$33,298	$—

We had no assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Gold call and put option, forward, and collar options - The Company’s gold forward, call options, and put option derivatives are valued based on a Black-Scholes model with various observable inputs. These inputs include contractual terms, gold market prices, volatility of gold prices, and risk free interest rates. Because the inputs are all observable market-based inputs, these derivatives are classified within Level 2 of the valuation hierarchy.

9. Net Income (Loss) Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$1,289,114	$(3,824,979)
Preferred stock dividends	(898,832)	(1,061,609)
Net income (loss) available to common shareholders	$390,282	$(4,886,588)

Denominator:
Basic weighted average shares outstanding	82,492,914	71,808,908
Effect of dilutive securities	53,608,855	—
Diluted weighted average shares outstanding	136,101,769	71,808,908

Net income (loss) per common share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income and (loss) per share, because the inclusion of such shares would be anti-dilutive or certain performance conditions have not been achieved.

	March 31,
	2015	2014
Convertible preferred stock	—	53,947,036
Stock Options and Warrants	50,000	783,500
Restricted stock	1,796,600	3,485,600
	1,846,600	58,216,136

10. Commitments and Contingencies

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable are $57,400 per year in 2015, increasing by approximately $5,000 per year through 2017 and $2,000 thereafter. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 6% of net smelter revenues (NSR) from minerals produced on the properties. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of gold.

The Company has an operating agreement with Northern Comstock LLC, a related party and an entity controlled by a member of the Board of Directors. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement provide that the Company will make annual contributions in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash. The operating agreement requires these payments, at least annually, through October 2049. At March 31, 2015, $30.2 million remained due and may be prepaid without penalty. The above disclosure assumes cash payments are made, although the actual fair value of the payment amount may differ if preferred stock is issued in lieu of cash.

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. In March 2015, the remaining portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the condensed consolidated statements of operations.

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

In early February, the Nevada Department of Transportation, (NDOT), closed an approximate two-mile section of SR-342, south of Gold Hill, as a safety precaution following roadway cracking and area specific sinking during a weekend of heavy rains. The area of sinking is above a historic mine-shaft dating back to the early 1900's, and that portion of the road sits on old mine dumps and looser fill that has a history of instability and, in some cases, failure. The Company owns the land, with NDOT granted prescriptive rights to operate the state roadbed over that private land.  Storey County, NDOT, the Company, and other applicable regulatory agencies evaluated several remedies for the realignment of SR-342. The route will be realigned to the east of the historic shaft, enabling safe travel and continued mining, while positioning the area for future mining and development.

The realignment will occur over two phases, with Phase 1 completion taking approximately 10-12 weeks and Phase 2 requiring an additional six months. Phase 1 begins with the Company removing the unconsolidated fill that now exists above the base bedrock level and beneath the existing road, followed by construction of a bypass road upon the base bedrock. In connection with this project, the historic Silver Hill Shaft will be capped permanently.

During the construction of Phase 1, SR-342 remains closed. Through traffic continues to detour through nearby State Route 341, commonly known as the truck route.  The truck route provides direct access between Virginia City and U.S. 50 in the Dayton area, with about 1.5 miles of additional travel.

Once Phase 1 is complete in June, the road will be reopened during construction of the second phase. Phase 2 includes removal of additional material on the east side of the canyon and will conclude with a tie in of the south end of the newly constructed alignment. A short closure will be necessary toward the end of Phase 2 for the tie in and completion of the realignment. The project is estimated to last through December of 2015.  The estimated cost for the project is $3 million. The project will be managed and funded by Comstock Mining, with NDOT and Storey County oversight, resulting ultimately in completing all phases of the realignment, plus achieving and advancing additional reclamation and mining objectives.

Upon completion of the bypass, NDOT’s prescriptive rights to operate the road would be transferred from the existing closed section of State Route 342 to the new roadway alignment.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

11. Segment Reporting

As of March 31, 2015 the Company operates two segments, mining and hospitality. The mining segment consists of all activities and expenditures associated with mining. The hospitality segment consists of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Three Months Ended March 31,
	2015	2014
Revenue
Mining	$5,927,174	$5,606,064
Hospitality	110,243	157,397
Total revenue	6,037,417	5,763,461

Cost and Expenses
Mining	(7,510,558)	(8,880,826)
Hospitality	(200,027)	(286,299)
Total cost and expenses	(7,710,585)	(9,167,125)

Operating Income (Loss)
Mining	(1,583,384)	(3,274,762)
Hospitality	(89,784)	(128,902)
Total loss from operations	(1,673,168)	(3,403,664)

Other income (expense), net	2,962,282	(421,315)
Net income (loss)	$1,289,114	$(3,824,979)

Depreciation, Depletion and Amortization
Mining	$1,890,108	$1,604,648
Hospitality	23,397	35,661
Total depreciation, amortization and depletion	$1,913,505	$1,640,309

Capital Expenditures
Mining	$3,508,351	$1,859,842
Hospitality	14,663	83,477
Total capital expenditures	$3,523,014	$1,943,319

	As of March 31,	As of December 31,
	2015	2014
Assets
Mining	$46,833,337	$45,029,258
Hospitality	1,410,121	1,426,614
Total assets	$48,243,458	$46,455,872

On March 20, 2015, the Company entered into an agreement to lease the Gold Hill Hotel. The lease is effective April 1, 2015. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities to independent operators. The initial term of the lease agreement begins on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments. The Company does not expect to have hospitality revenue or expenses after April 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form
10-K as of, and for the fiscal year ended December 31, 2014.

The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three month period ended March 31, 2015, as well as our future results.

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

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) of at least 3,250,000 gold equivalent ounces from our first two resource areas, Lucerne and Dayton; and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible and socially responsible. The Company has already met the first three intermediate resource objectives by validating measured and indicated resources containing more than 2,000,000 gold equivalent ounces. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 20,815 and 22,925 gold equivalent ounces in 2013 and 2014, respectively. That is, the Company produced 17,739 ounces of gold and 186,482 ounces of silver in 2013, and 19,601 ounces of gold and 222,416 ounces of silver in 2014. The Company increased production every quarter during 2014, exiting the year at an annualized weekly rate of approximately 36,000 gold equivalent ounces per year, with December 2014, totaling 3,176 gold equivalent ounces, the highest month since production started.

We continue acquiring additional properties in the Comstock District, expanding our footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 8,332 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,213 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,119 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused development to date on the Lucerne Resource Area (including both surface and underground east-side targets within this area), the Dayton Resource Area and the Spring Valley exploration target. We also plan on focusing future exploration on the Northern Extension, Northern Targets, and Occidental Target Areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley. Production is ongoing in the Lucerne Mine.

In early February, the Nevada Department of Transportation, (NDOT), closed an approximate two-mile section of SR-342, south of Gold Hill, as a safety precaution following roadway cracking and area specific sinking during a weekend of heavy rains. The area of sinking is above a historic mine-shaft dating back to the early 1900's, and that portion of the road sits on old mine dumps and looser fill that has a history of instability and, in some cases, failure. The Company owns the land, with NDOT granted prescriptive rights to operate the state roadbed over that private land.  Storey County, NDOT, the Company, and other applicable regulatory agencies evaluated several remedies for the realignment of SR-342. The route will be realigned to the east of the historic shaft, enabling safe travel, continuing operations and important reclamations, while positioning the area for future mining and development.

The realignment will occur over two phases, with Phase 1 completion taking approximately 10-12 weeks and Phase 2 requiring an additional six months. Phase 1 begins with the Company removing the unconsolidated fill that now exists above the base bedrock level and beneath the existing road, followed by construction of a bypass road upon the base bedrock. In connection with this project, the historic Silver Hill Shaft will be capped permanently.

During the construction of Phase 1, SR-342 remains closed. Through traffic continues detouring through nearby State Route 341, commonly known as the truck route.  The truck route provides direct access between Virginia City and U.S. 50 in the Dayton area, with about 1.5 miles of additional travel.

Once Phase 1 is complete in June, the road will be reopened during construction of the second phase. Phase 2 includes removal of additional material on the east side of the canyon and will conclude with a tie in of the south end of the newly constructed alignment. A short closure will be necessary toward the end of Phase 2 for the tie in and completion of the realignment. The project is estimated to last through December of 2015 with an estimated cost of $3 million.

Upon completion of the bypass, NDOT’s prescriptive rights to operate the road would be transferred from the existing closed section of State Route 342 to the new roadway alignment.

Exploration and Development (including Underground)

In December 2014, the Company launched the 2014-2015 exploration and development drilling program (the “Program”) with four major objectives, 1) expanding the Lucerne East-side gold and silver resources, mine plan and current surface mining into the Company’s newly permitted area; 2) accelerating underground feasibility studies and developing high-grade, underground mine plans for that same newly permitted area; 3) expanding the Dayton gold and silver resources and developing a mine plan for potential future production; and 4) establishing a third major resource in the Spring Valley target area.

The drill program designed to determine the near-surface mineralized zones on the Succor and Holman mineral patents has been completed. Since reporting the initial high-grade intercepts in February 2015, based on 30 additional drill holes, the Company has further defined a zone of high-grade mineralization on these patents. The drill holes targeted near-surface vein outcrops, their down-dip extensions and certain infill objectives. All data to date suggest the Succor and Holman claims have excellent potential for economic mining and metal recovery.  The next phase consists of core and reverse circulation drilling, both on the surface and underground, expanded resource estimation and extended mine plans.

The current drill program resulted in the following summary of intercepts:

Table 1: Summary of Drill Program

	Succor	Holman
No. Holes Drilled	80	39
Strike Length Drilled (ft)	700	575
No. 10’ intervals with intercepts >.015 Au opt.	166	55
No. 10’ interval with intercepts >.100 Au opt.	22	3
No. drill holes with intercepts >.100 Au opt.	20	2

 Table 2: Average Grades for Drill Intercepts Greater than .015 Au opt.

	Succor	Holman
Avg Au opt.	0.056	0.047
Avg Ag opt.	0.259	0.333

The Company commenced production in 2012, from a surface mining operation along a half-mile long segment of the Silver City branch of the lode and, in 2014, began shifting to the exploration and development of near-surface parts of the mineralized system lying within a short distance of current Lucerne operations (the Eastside operations). The Company’s current resource estimate does not include any of the results of the 2014 and 2015 drill holes.

Lucerne’s eastern exploration commenced in December 2014, with the completion of 119 drill holes in an area encompassed by the historic Succor and Holman mines. In the case of both mines, mineralization takes the form of moderately dipping quartz-calcite stock-work veining within the Miocene Alta Andesite. The primary objective of the Eastside drilling program was to accurately define the near-surface mineralization in the Succor and Holman areas because surface outcrops are limited. Drill hole spacing was also tightened, where practical, to 50 feet or less. The drilled strike lengths along the Succor and Holman zones totaled approximately 700 feet and 575 feet, respectively. The average depth of drilling was approximately 100 feet.

Due to the shallow nature of the program, the Company utilized a standard blast-hole rig. All samples were analyzed for gold and silver at the Company’s existing, on-site production assay lab utilizing standard fire assay techniques. This drill program was intended to complement previous work from 2011 and 2012 which generated significant drill intercepts up to 300 feet down-dip on a portion of the Succor mineralized system.

Additional drilling on both the Succor and the Holman is required to define the extent and continuity of mineralization below depths of 100 feet. That drilling, utilizing primarily core drilling standards, is planned for the spring of 2015. Preliminary geological and engineering evaluation, including the development of grade shells and a block model, will be conducted concurrently with the drill program. Preliminary metallurgical work has also been initiated on representative drill samples from the Succor and Holman drill program. This work includes standard bottle-roll procedures to test the mineralized materials’ amenability to existing heap-leach processes.

The Company has recently expanded its near-surface drilling and development program to include the Dayton Resource Area, south of Lucerne, in Lyon County. The first phase of Dayton drilling will mirror the sample procedures of the Succor and Holman area using an efficient blast-hole rig to define near-surface mineralization. Preliminary results are pending; however, the drilling has clearly outlined a southerly extension to one of the principle Dayton structures that hosts an expanded deposit. Once complete, further core and reverse circulation definition and infill drilling, including third-party laboratory sample analysis, will commence later this spring, followed by resource estimation and final mine planning.

Underground Development

The Company recently completed extensive geological development and modeling, incorporating all available data, including existing drill holes and historic underground mine maps, amongst other geological information and is preparing to develop the underground portion of the drill program.

The sectional compilation resulted in several important findings. The work confirmed that the lode is comprised of a group of northwest trending, sub-parallel mineralized structures, rather than a simple vein system confined to a single fault zone. These structural groups coalesce into a single zone in the central part of the East-side area and diverge to the north and south to create zones up to 600-feet wide. The Company also discovered dike-like masses of quartz porphyry that have intruded into the main lode and have a direct relationship to the known mineralization.

Out of this extensive geologic work a definitive underground target has emerged, specifically that part of the lode occupied by the above described mineralized mass of quartz porphyry, as well as the neighboring wall rocks. This conclusion is based on surface drill hole results, metallurgy, and proximity to the current Lucerne Mine floor, as well as past mining knowledge.

The results from the underground program will be incorporated into existing sectional data and, along with newly derived grade shells and grade models, an initial, phased internal reserve model will be created for this area. Developing a new underground access to the quartz porphyry structures and the almost adjacent Woodville Bonanza structures represents a significant opportunity for an accelerated, efficient underground mine plan in the Lucerne Area.

Evaluation of Existing Mine Dumps
During late summer through autumn of 2014, the geological and environmental teams undertook a systematic evaluation of historic mine dumps throughout most of the central part of the District. Quantifying and understanding the nature of legacy contaminants and identifying the extent of mineralization with potential to increase mineable resources were the two primary objectives. Overall, significant tonnages of mineralized dump materials were quantified. Most tonnages are directly to the east of the Lucerne mine and average around 0.025-0.035 opt Au. Dumps sampled for this evaluation are located within Gold Canyon, Storey County, on the east side of SR 342, and west of Silver City in Lyon County. Dumps sampled include the Silver Hills-Donovan (Eastside), Woodville, Lady Washington, Keystone, New York, and Oest. Total tonnages inventoried total over 640,000 tons.

Production

During 2014, the Company completed its second full year of production and transitioned from Billie the Kid and Hartford patented claims in the Lucerne West-side Mine to the higher-grade Justice and Lucerne patents, also in the Lucerne West-side Mine. The Company completed the planned mining for the Billie the Kid, Hartford and Justice patents during 2014, while continuing to mine the Lucerne patent through 2014 and 2015. The Company also expanded its activities to certain historic mine dumps in March 2015. The Company operates a heap leach based, gold and silver production system, including a zinc-precipitate based Merrill-Crowe processing plant. The Company, under the existing water pollution control permit with the State of Nevada, has the crushing and processing capacity to operate at a rate of up to 4.0 million tons of material crushed and stacked, per annum. The Merrill Crowe system facilitates that capacity with an operating fluid processing rate of over 1,000 gallons per minute. In March 2015, the Company completed construction of a ninth heap leach pad cell. The Company's nine cells continue under solution until the target gold and silver recovery rates have been achieved.

The following table presents mining operations and production for the first quarter of 2015 and 2014:

	1Q 2015	1Q 2014
Mining Operations
Tons Mined	316,199	947,852

Processing
Tons Crushed	157,612	205,686

Weighted Average Grade Per Ton Au	0.039	0.024
Weighted Average Grade Per Ton Ag	0.734	0.345

Estimated Au Ounces Stacked	6,083	5,016
Estimated Ag Ounces Stacked	115,689	70,989
Estimated Au Equivalent* Ounces Stacked	7,669	6,140

Au Ounces Poured and Sold	4,695	4,507
Ag Ounces Poured and Sold	56,482	49,358
Au Equivalent* Ounces Poured	5,470	5,290

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	72.91	63.14

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver
Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014 YTD	0.030	0.527

Q1, 2015	0.039	0.734

During the first quarter of 2015, the Company poured 4,695 ounces of gold and 56,482 ounces of silver, representing a 4.2% and 14.4% increase, for gold and silver, respectively, over the first quarter of 2014. The Company mined approximately 316 thousand tons of material (mineralized material and waste). Total mineralized material delivered to the leach pad was 157,612 tons.

Gold and silver grades continued improving as compared to 2014, and the weighted average for the first quarter of 2015, was 0.039 ounces per ton gold and 0.734 ounces per ton silver as compared to a weighted average for the first quarter of 2014, of 0.024 ounces per ton gold and 0.345 ounces per ton silver, representing a 63% and 113% increase, respectively.

Throughout the first three months of 2015, the Company realized an average price of $1,280.25 price per ounce of gold and a $15.94 average sales price per ounce of silver.  In comparison, commodity market prices in the first three months of 2015 averaged $1,219.22 per ounce of gold and $16.72 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first three months of 2015, actual costs applicable to mining revenue were approximately $4.6 million, $3.7 million net of silver credits as compared to $5.8 million, $4.8 million net of silver credits during the first three months of 2014. Costs applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs, among others. Costs applicable to mining revenue for the first three months of 2015 and 2014 also include depreciation of $1.5 million and $1.3 million, respectively.

During the first quarter, the Company continued reducing costs applicable to mining revenue, targeting over $5 million in reductions this year, as compared to 2014. The Company has already realized $1.0 million of savings from reduced labor, drilling and blasting and fuel in the first quarter of 2015, as compared to the first quarter of 2014. The Company has also identified $1.5 million of potential cost reductions in all other non-mining activities, including general, administrative, land and environmental areas and has already realized $0.3 million in the first quarter of 2015, as compared to the first quarter of 2014. The Company incurred $0.4 million in severance costs during the first quarter, in mining and general and administrative expenses, associated with streamlining the organization and cost reduction activities.

2015 Outlook

The Company expects positive net income and positive cash flow from all operating and investing activities throughout 2015, while expanding mining activities during the third quarter, including exploration and development of an underground Lucerne mine, a second Dayton mine plan and commencing the Dayton permitting.

Through the end of 2014, the Company continued transitioning into production at higher rates and grades with lower sustainable costs. Under our current mine plan, the Company anticipates expanding operations to the east side of the Lucerne pit accessing material at lower stripping ratios and consistent and higher grades. The Company continues to focus on increasing production and expects to realize additional cost savings into 2015 by synchronizing operations, lowering strip ratios and realizing additional savings in non-mining operating expenses.

During fiscal year 2014, actual Lucerne Mine costs applicable to mining revenue were $23.3 million, or $19.1 million net of silver by-product credits as compared to $30.6 million, or $26.5 million net of silver by-product credits in 2013, a 24% reduction. The Company anticipates additional cost reductions of $5 million in 2015, expecting to reduce the $23.3 million to $18.3 million, before silver credits. The Company has also identified $1.5 million of potential cost reductions in all other non-mining activities, including general, administrative, land and environmental areas.

Recent Developments

On March 20, 2015, the Company entered into an agreement to lease the Gold Hill Hotel. The lease is effective April 1, 2015. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities to independent operators. Historically, the hospitality segment operated at a net loss but based on the current lease agreement, the Company does not expect any future net losses and more likely, prospective net lease and rental income.

Land and Mineral Right Purchases

The Company continues to increase its footprint in the Comstock District through strategic acquisitions. The Company considers the historic Comstock District central to its growth strategy. The following acquisitions described below were completed in the first quarter of 2015.
During the first quarter, the Company completed various purchases of land and buildings totaling over 11 acres of land in Gold Hill, Nevada, including properties adjacent to the mining and processing operation, with purchase prices totaling approximately $1.7 million, including the issuance of 15,000 restricted shares of common stock as part of the purchase of one of the properties.

Comparative Financial Information

The Company had two operating segments as of March 31, 2015; mining and hospitality. As we continue to focus on the increased productivity of our mining operations, our hospitality segment has become immaterial to our consolidated financial position, results of operation, and cash flows for the three months ended March 31, 2015.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2015	March 31, 2014	Change
Revenue - Mining	$5,927,174	$5,606,064	$321,110
Revenue - Hospitality	110,243	157,397	(47,154)

Costs applicable to mining revenue	3,717,911	4,762,901	(1,044,990)
Hospitality operating costs	200,027	286,299	(86,272)
Exploration and mine development	603,194	801,218	(198,024)
Mine claims and costs	764,107	952,522	(188,415)
Environmental and reclamation	280,112	172,215	107,897
General and administrative	2,145,234	2,191,970	(46,736)
Loss from operations	(1,673,168)	(3,403,664)	1,730,496
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(235,207)	235,207
Interest expense	(223,673)	(186,330)	(37,343)
Other income (expense)	3,185,955	222	3,185,733

NET INCOME (LOSS)	$1,289,114	$(3,824,979)	$5,114,093

Mining revenue in the first quarter of 2015 was $5.9 million. The increase of $0.3 million, or 5.7%, from the first quarter of 2014, as compared to 2015, resulted from 4.2% more gold ounces sold, or about 188 ounces and a higher average price of $1,280.25 per ounce in the first quarter of 2015, versus an average price of $1,251.39 per ounce from the first quarter of 2014, an increase of $28.86 per ounce, or a 2.3% improvement.

Throughout the three months ended March 31, 2015, the Company realized an average price of $1,280.25 per ounce of gold and a $15.94 average sales price per ounce of silver. In comparison, commodity market prices in the first quarter of 2015 averaged $1,219.22 per ounce of gold and $16.72 per ounce of silver.

Costs applicable to mining revenue reflect a decrease of approximately $1.0 million from the first quarter of 2014 to the first quarter of 2015. The Company lowered labor, equipment and drill and blast costs, and fuel consumption, primarily due to a lower strip ratio and lower fuel prices, when compared to the first quarter of 2014. The Company also reduced its mine and support labor force by 29 employees during the first quarter of 2015.

General and administrative expenses, inclusive of professional and consulting fees, decreased by $0.1 million compared to the period ended March 31, 2014. The change is primarily the result of lower labor costs of $0.5 million, offset by severance costs of approximately $0.4 million during the quarter.

Change in fair value of derivatives decreased by $235,207 in the first quarter of 2015 as compared to the first quarter of 2014. This change is primarily the result of the release of debt derivative obligation related to a make whole provision in the agreement with The Golden Goose Mine for the purchase of the properties in the Dayton Resource Area.

Other income (expense) increased approximately $3.2 million in the first quarter of 2015 as compared to the first quarter of 2014. On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. In March 2015, the remaining portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the condensed consolidated statements of operations.

Net income was $1.3 million for the three months ended March 31, 2015, and net loss was $3.8 million for the three months ended March 31, 2014. The change of $5.1 million is primarily the result of the elimination of the tax contingencies and additional, focused activities on costs reductions, primarily in labor, drill and blast, equipment and fuel driven by a lower strip ratio.

Liquidity and Capital Resources

Total current assets were $8.2 million at March 31, 2015. Cash and cash equivalents on hand at March 31, 2015 totaled $4.2 million. Inventories, stockpiles, and mineralized material on leach pad totaled $2.3 million.

On March 5, 2015, the Company reached an agreement to draw on a restated $8 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $8 million. The proceeds from the Revolving Credit Facility will primarily be used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which is scheduled for completion in early June 2015, and the second phase before 2015 year end. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $8 million of availability thereunder for the period from and after June 30, 2015 to April 29, 2016.

Net cash generated by operating activities was a positive $0.2 million for the three months ended March 31, 2015, as compared to a use of cash of $2.4 million for the three months ended March 31, 2014. Our positive cash flow from operating activities in the first three months of 2015, was primarily from operating income associated with lower labor, blasting, fuel and equipment rental costs relative to production of mineralized material during the first quarter of 2015. Our use of cash in the first three months of 2014, was primarily from operating losses associated with higher mining costs relative to revenue due to a relatively higher ratio of waste to ore.

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2015, primarily from $1.7 million for strategic land purchases and $1.1 million for the expansion of the processing facility, and approximately $0.3 million for other capital expenditures and bonding. Net cash used in investing activities for the three months ended March 31, 2014, was $1.3 million, primarily from $1.1 million for the purchase of mining vehicles, $0.3 million for increased bonding, offset by $0.2 million from proceeds from the sale of certain mining equipment.

Net cash provided by financing activities for the three months ended March 31, 2015, was $1.8 million, comprised of proceeds of $4.4 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of other long-term debt obligations of approximately $2.7 million. Net cash provided by financing activities for the three months ended March 31, 2014 was $3.9 million, comprised of proceeds of $4.6 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of other long-term debt obligations of approximately $0.8 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses and negative cash flows from operations in 2012, 2013 and 2014 and net operating income in the first quarter of 2015. The Company continues reducing costs applicable to mining and related costs. The Company realized annual mining, mine development and related savings of approximately $8.4 million from reduced staffing in crushing, related maintenance, mining, drilling and blasting, logistics and additional $3.3 million in administration cost reductions, totaling approximately $11.7 million, year over year savings in 2014. This positive cost savings trend continues in 2015. The Company has realized an additional $1.4 million of savings from reduced drilling and blasting, fuel, equipment rental, labor and reduced strip ratio in the first quarter of 2015, as compared to the first quarter of 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company had net losses from operations in 2012, 2013 and 2014 and a net income from operations for the period ended March 31, 2015 and an accumulated deficit of $187.3 million at March 31, 2015. For the three month period ended March 31, 2015, the Company realized net income of $1.3 million and $0.2 million of cash provided by operations. As of March 31, 2015, the Company had cash and cash equivalents of $4.2 million, current assets of $8.2 million and current liabilities of $12.4 million, resulting in current liabilities in excess of current assets of $4.2 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"), pursuant to which the Company may have borrowings up to $8 million outstanding at any given time. The Revolving Credit Facility has a maturity of February 6, 2017 and allows for re-advances on the facility up to the $8 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed.  The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

For the remainder of 2015, the Company plans on spending approximately $3.5 million in capital expenditures, primarily the road realignment project and some infrastructural development. The Company also plans to pay down an additional $6.6 million in debt obligations, including $3.4 million on the Revolving Credit Facility.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price – Changes in the market price of gold may significantly affect our profitability and cash flow. Gold prices fluctuate widely due to factors such as; demand, global mine production levels, investor sentiment, central bank reserves, and the value of the U.S. dollar.

In the first quarter of 2015, Gold Bullion prices averaged approximately $1,219.22 per ounce, up from a quarterly low close of $1,147.25 on March 18, 2015. Gold has fluctuated from that low to a high of $1,295.75 during the quarter. Silver prices averaged $16.72 per ounce, also gaining from quarterly lows of $15.47 on March 18, 2015 to a high of over $18.23 per ounce during the first quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Each of our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company issued 36,145 shares of Company restricted common stock towards the purchase of patented mining claims referred to as "Vulcan".

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

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10.1	Amended and Restated Master Purchase Contract and Bill of Sale dated as of March 6, 2015, between the Company and Auramet International, LLC.

10.2	Secured Promissory Note and Guaranty dated as of March 6, 2015, between the Company and Auramet International, LLC.

10.3	General Security Agreement (Comstock Mining, Inc.) dated as of March 6, 2015, between the Company and Auramet International, LLC.

10.4	General Security Agreement (Comstock Mining LLC) dated as of March 6, 2015, between the Company and Auramet International, LLC.

10.5	Pledge Agreement dated as of March 6, 2015, between the Company and Auramet International, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: April 16, 2015	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer)