Form 10-Q
period 2015-06-30
Comstock Mining Inc.
filed 2015-07-21
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at July 20, 2015 was 92,648,075.

Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry and market conditions; future changes in our exploration activities, production capacity and operations; future delays or disruptions in construction or production; future exploration, production, operating and overhead costs; future employment and contributions of personnel; and management; tax and interest rates; capital expenditures; nature and timing of restructuring charges and the impact thereof; productivity, business processes, rationalization and other, operational initiatives; investments, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting rejections, constraints or delays; business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities; unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,783,406	$5,308,804
Accounts receivable	58,953	322,406
Inventories	344,724	428,235
Stockpiles and mineralized material on leach pads	1,848,266	1,743,053
Prepaid expenses	1,788,832	833,360
Total current assets	10,824,181	8,635,858
MINERAL RIGHTS AND PROPERTIES, Net	7,225,775	7,318,175
PROPERTIES, PLANT AND EQUIPMENT, Net	26,447,494	26,207,062
RECLAMATION BOND DEPOSIT	2,642,804	2,642,804
RETIREMENT OBLIGATION ASSET	1,701,915	1,619,101
OTHER ASSETS	19,931	32,872
TOTAL ASSETS	$48,862,100	$46,455,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,342,741	$2,265,723
Accrued expenses	1,479,622	4,408,568
Long-term debt and capital lease obligations – current portion	9,495,009	5,897,219
Derivative liabilities	107,569	33,298
Total current liabilities	12,424,941	12,604,808
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	7,721,293	5,701,264
Long-term reclamation liability	6,698,648	5,908,700
Total long-term liabilities	14,419,941	11,609,964
Total liabilities	26,844,882	24,214,772
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 85,173,255 and 82,480,600 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	56,725	54,932
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 24,362 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 1,610 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 22,626 and 22,676 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	15	15
Additional paid-in capital	210,789,901	210,795,244
Accumulated deficit	(188,829,440)	(188,609,108)
Total stockholders’ equity	22,017,218	22,241,100
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,862,100	$46,455,872

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
REVENUES
Revenue - Mining	$5,442,027	$5,978,983
Revenue - Hospitality and lease	46,264	236,932
Total revenues	5,488,291	6,215,915

COST AND EXPENSES
Costs applicable to mining revenue	3,219,831	5,466,762
Hospitality and lease operating costs	61,267	304,846
Exploration and mine development	530,660	693,559
Mine claims and costs	657,255	964,400
Environmental and reclamation	24,698	410,781
Land and road development	862,246	—
General and administrative	1,311,329	1,476,336
Total cost and expenses	6,667,286	9,316,684

LOSS FROM OPERATIONS	(1,178,995)	(3,100,769)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	18,373
Interest expense	(330,451)	(307,204)
Other income (expense), net	—	1,014
Total other income (expense), net	(330,451)	(287,817)

NET INCOME (LOSS)	(1,509,446)	(3,388,586)

INCOME TAXES	—	—

NET INCOME (LOSS)	(1,509,446)	(3,388,586)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(965,164)	(957,307)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,474,610)	$(4,345,893)

Net income (loss) per common share – basic	$(0.03)	$(0.06)

Net income (loss) per common share – diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding — basic	82,540,600	76,592,200

Weighted average common shares outstanding — diluted	82,540,600	76,592,200

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30, 2015
	2015	2014
REVENUES
Revenue - Mining	$11,369,201	$11,585,047
Revenue - Hospitality and lease	156,507	394,329
Total revenues	11,525,708	11,979,376

COST AND EXPENSES
Costs applicable to mining revenue	6,937,743	10,229,663
Hospitality and lease operating costs	261,294	591,145
Exploration and mine development	1,133,854	1,494,777
Mine claims and costs	1,421,361	1,916,922
Environmental and reclamation	304,810	582,996
Land and road development	862,246	—
General and administrative	3,457,234	3,668,307
Total cost and expenses	14,378,542	18,483,810

LOSS FROM OPERATIONS	(2,852,834)	(6,504,434)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(216,834)
Interest expense	(554,124)	(493,534)
Other income (expense), net	3,186,626	1,236
Total other income (expense), net	2,632,502	(709,132)

NET INCOME (LOSS)	(220,332)	(7,213,566)

INCOME TAXES	—	—

NET INCOME (LOSS)	(220,332)	(7,213,566)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,883,996)	(1,915,025)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,104,328)	$(9,128,591)

Net income (loss) per common share – basic	$(0.03)	$(0.12)

Net income (loss) per common share – diluted	$(0.03)	$(0.12)

Weighted average common shares outstanding — basic	82,515,428	74,192,028

Weighted average common shares outstanding — diluted	82,515,428	74,192,028

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(220,332)	$(7,213,566)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	3,836,092	3,299,133
Stock payments and stock-based compensation	44,400	1,193,265
Accretion of reclamation liability	130,653	171,943
(Gain) loss on sale of properties, plant, and equipment	77,579	45,499
Amortization of debt discounts and issuance costs	315,735	300,924
Net change in fair values of derivatives	74,271	279,170
Changes in operating assets and liabilities:
Accounts receivable	263,453	(190,086)
Inventories	83,511	83,833
Stockpiles and mineralized material on leach pads	(105,213)	(62,530)
Prepaid expenses	(690,599)	(213,291)
Other assets	12,941	12,939
Accounts payable	(625,432)	191,462
Accrued expenses	(2,828,946)	(180,049)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	368,113	(2,281,354)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	117,065	155,120
Purchase of mineral rights and properties, plant and equipment	(3,750,271)	(1,450,794)
Increase in reclamation bond deposit	(100,000)	(600,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,733,206)	(1,895,674)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(4,579,697)	(1,529,648)
Proceeds from long-term debt obligations	9,419,392	4,626,289
Proceeds from the issuance of common stock	—	10,993,283
Common stock issuance costs	—	(96,049)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,839,695	13,993,875
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,474,602	9,816,847
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,308,804	2,409,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,783,406	$12,226,293
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$507,592	$375,389
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$—	$1
Reclamation bond deposit included in accrued expenses and other liabilities	—	973,982
Additions to reclamation liability and retirement obligation asset	659,295	—
Issuance of common stock for properties, plant and equipment	16,049	—
Dividends paid in common stock (par value)	1,723	767
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	197,515	1,314,644
Vested restricted common stock (par value)	40	517
Properties, plant and equipment purchases in accounts payable	42,693	87,060

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we", "our" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

During the three and six months ended June 30, 2015, the Company shipped 4,575 and 9,270 ounces of gold, respectively, resulting in recognized revenue of approximately $5.4 million and $11.4 million, respectively. During the three and six months ended June 30, 2015, the Company shipped 60,112 and 116,594 ounces of silver, respectively, for approximately $1.0 million and $1.9 million, respectively. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company has recurring net losses from operations and an accumulated deficit of $188.8 million at June 30, 2015. For the six-month period ended June 30, 2015, the Company generated a net loss of $0.2 million and a positive $0.4 million of cash provided by operations. As of June 30, 2015, the Company had current assets of $10.8 million (including cash and cash equivalents of $6.8 million) and current liabilities of $12.4 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"). Under the Auramet agreement the Company may have borrowings up to $8 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of February 6, 2017 and allows for re-advances on the facility up to the $8 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

Reclassifications

Certain reclassifications have been made to the prior period, consolidated financial statements to conform to the current period presentation. We believe these changes provide increased transparency and improved comparability of our cost classifications.

Exploration and Mine Development, Mine Claims and Costs, and Environmental and Reclamation Presentation
The Company separated its exploration and mine development, mine claims and costs, and environmental and reclamation line items from its previously reported reclamation and exploration costs line item in the consolidated statements of operations. Mine development, reclamation and exploration costs previously reported in the second quarter of 2014, for the three and six months ended June 30, 2014, were $2,068,740 and $3,994,695, respectively.

Comprehensive Income

The only component of comprehensive loss for the three and six months ended June 30, 2015 and 2014 was net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain recorded assets and liabilities and for tax loss carry forwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. The Company has provided a full valuation allowance at June 30, 2015, and December 31, 2014, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. During the six months ended June 30, 2015, the Company fully adjusted its estimate of the final portion of $3.2 million tax indemnification because the indemnity fully lapsed. This adjustment did not give rise to any net taxable income.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations or cash flows.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	June 30, 2015	December 31, 2014
In-process	$344,724	$428,235
Finished goods	—	—
Total inventories	$344,724	$428,235

Stockpiles	$37,908	$326,126
Mineralized material on leach pads	1,810,358	1,416,927
Total stockpiles and mineralized material on leach pads	$1,848,266	$1,743,053
Total	$2,192,990	$2,171,288

3. Properties, Plant and Equipment

The Company made capital expenditures totaling approximately $3.7 million during the six months ended June 30, 2015. Approximately $1.9 million was primarily for the design and construction of the heap leach expansion and related infrastructure. Approximately $1.8 million was used to purchase strategic properties located in Storey County including 7.5 acres of various properties adjacent to the mining and processing operation.

During the three and six months ended June 30, 2015, the Company recognized depreciation expense of $1.6 million and $3.2 million, respectively. Depreciation expense for the three and six months periods ended June 30, 2014, was $1.3 and $2.7 million, respectively.

4. Derivative Financial Instruments

Derivative financial instruments consisted of the following:

	June 30, 2015	December 31, 2014
Derivative Type
Derivative liabilities
Gold call and put options	$115,544	$32,698
Gold forwards	(7,975)	600
Total derivative liabilities	$107,569	$33,298

Gold Call and Put Option and Forward Derivatives - During the six months ended June 30, 2015, the Company entered into separate gold forward and call and put option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call and put options are recorded as a liability. During the three and six month periods ended June 30, 2015, the Company recognized a loss of $38,025 and $8,575, respectively, on the change in fair value of the gold forward derivatives. During the three and six month periods ended June 30, 2015, the Company recognized a loss of $22,191 and $82,846, respectively, on the change in fair value of the call option derivatives. The recognized losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call and put option derivative contracts outstanding at June 30, 2015 covered a total of 9,675 gold ounces with an average price of $1,259 for calls and forwards and $1,103 for gold puts. Silver calls totaled 50,000 silver ounces with an average price of $18.20 per ounce. The outstanding gold forward and call and put option derivative contracts are expected to settle or expire within ten months.

5. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	June 30, 2015	December 31, 2014
Long-term reclamation liability — beginning of period	$5,908,700	$5,424,410
Additional obligations incurred	659,295	140,573
Accretion of reclamation liability	130,653	343,717
Long-term reclamation liability — end of period	$6,698,648	$5,908,700

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	June 30, 2015	December 31, 2014
Retirement obligation asset — beginning of period	$1,619,101	$2,491,956
Additional obligations incurred	659,295	140,573
Amortization of retirement obligation asset	(576,481)	(1,013,428)
Retirement obligation asset — end of period	$1,701,915	$1,619,101

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	June 30, 2015	December 31, 2014
Note Payable (Auramet Facility)	$4,000,000	$1,071,427
Note Payable (Caterpillar Equipment)	3,138,067	3,968,019
Note Payable (Dayton Resource Area)	860,359	1,953,784
Note Payable (Donovan Property)	554,412	574,141
Note Payable (Gold Hill Hotel)	268,821	278,254
Note Payable (White House)	283,898	286,595
Notes Payable - Other	424,075	549,466
Lease Obligation (Varilease)	5,000,000	—
Capital Lease Obligations	2,686,670	2,916,797
Subtotal	17,216,302	11,598,483
Less current portion	(9,495,009)	(5,897,219)
Long-term portion of long-term debt and capital lease obligations	$7,721,293	$5,701,264

Long-Term Debt Obligations

On January 27, 2015, the Company entered into an amended and restated $8 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $8 million, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility expires on February 6, 2017. On March 6, 2015, the Company drew $5 million (The "Note"), representing cash proceeds of approximately $4.4 million, net of prepaid interest and fees of approximately $0.6 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. The Note will be repaid through 25 semi-monthly cash payments of $200,000 beginning April 30, 2015, and ending April 30, 2016, with total principal and interest obligations not exceeding $5 million. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Note. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The proceeds from the Note will primarily be used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase is scheduled for completion before 2015 year end. The Note contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Note additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $8 million of availability thereunder for the period from and after June 30, 2015 to April 29, 2016.

Lease Obligations

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale leaseback accounting and has accounted for the transaction under the financing method. The Company's obligations under the Varilease agreement are secured by an interest in the Company's mining equipment in exchange for 24 monthly payments of $228,820 totaling the cash proceeds of $5 million and applicable interest

Capital Lease Obligations

On March 10, 2015, the Company entered into a new capital lease agreement totaling $175,015 with Kimball Equipment for the purchase of mining equipment.

7. Stockholders’ Equity

During the six months ended June 30, 2015, the Company issued 30,303 shares of common stock from the conversion of 50 shares of Series B Convertible Preferred Stock. There were no conversions of A-1 or A-2 Preferred Shares during the six months ended June 30, 2015. In January 2015, the Company also declared and issued 2,587,352 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock. In addition, for the six months ended June 30, 2015, 60,000 shares of restricted stock vested under the 2011 Equity Incentive Plan.

During the six months ended June 30, 2015, the Company entered into an agreement to purchase patented mining claims referred to as "Vulcan". The total purchase price was comprised of $20,500 cash payment and 36,145 shares of Company restricted common stock. No transfer of deed will take place prior to sellers receiving the proceeds from the sale of shares. As of June 30, 2015, no transfer of deed has occurred under the agreement. Accordingly, the related property and equity issued were not given accounting consideration in the Company's condensed consolidated financial statements.

During the six months ended June 30, 2015, the Company closed escrow on the purchase of additional land lots. The purchase, recorded on January 29, 2015, included the issuance of 15,000 shares of common stock with a fair value of $16,040.

During the six months ended June 30, 2015, the Company terminated a prior year agreement to purchase a building near its current mine offices. The original agreement included a cash payment of $34,000 and $388,000 in Company restricted common stock. The Company did not close escrow on the property and no transfer of deed had occurred under the agreement. Accordingly, the related property and equity issued were not given accounting consideration in the Company's condensed consolidated financial statements. As a result of the termination, 235,151 restricted shares of common stock were returned to the Company and the shares canceled.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call and put options	$115,544	$—	$115,544	$—
Gold forwards	(7,975)	—	(7,975)	—
Total Liabilities	$107,569	$—	$107,569	$—

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call options	$32,698	$—	$32,698	$—
Gold forwards	600	—	600	—
Total Liabilities	$33,298	$—	$33,298	$—

We had no assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,509,446)	$(3,388,586)	$(220,332)	$(7,213,566)
Preferred stock dividends	(965,164)	(957,307)	(1,883,996)	(1,915,025)
Net loss available to common shareholders	$(2,474,610)	$(4,345,893)	$(2,104,328)	$(9,128,591)

Denominator:
Basic weighted average shares outstanding	82,540,600	76,592,200	82,515,428	74,192,028
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	82,540,600	76,592,200	82,515,428	74,192,028

Net income (loss) per common share:
Basic	$(0.03)	$(0.06)	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.06)	$(0.03)	$(0.12)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income and (loss) per share, because the inclusion of such shares would be anti-dilutive or certain performance conditions have not been achieved.

	June 30,
	2015	2014
Convertible preferred stock	53,608,855	53,947,036
Stock options and warrants	50,000	783,500
Restricted stock	1,796,600	3,485,600
	55,455,455	58,216,136

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

The Company has an operating agreement with Northern Comstock LLC, a related party and an entity controlled by a member of the Board of Directors. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement provide that the Company will make annual contributions in the amount of $862,500, in the form of Series A-1 convertible preferred stock or cash. The operating agreement requires these payments, at least annually, through October 2049. At June 30, 2015, $30.2 million remained due and may be prepaid without penalty. The above disclosure assumes cash payments are made, although the actual fair value of the payment amount may differ if preferred stock is issued in lieu of cash.

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. In March 2015, the remaining portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the condensed consolidated statements of operations for the six months ended June 30, 2015.

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

The realignment occurs over two phases, with Phase 1 completion taking approximately 10-12 weeks and Phase 2 requiring an additional six months. Phase 1 of the project was completed during the second quarter effectively and safely realigning a portion of the state route away from the early 1900’s historic Silver Hill Shaft and loose dump fill that caused the instability in that portion of the road. The historic shaft was also capped permanently. The cost of Phase 1 was approximately $862 thousand and was classified as land and road development on the Company’s Statement of Operations.

Phase 2 includes removal of additional material on the east side of the canyon and will conclude with a tie in of the south end of the newly constructed (Phase 1) alignment. A short closure will be necessary toward the end of Phase 2 for the tie in and completion of the realignment. The project is estimated to last through December of 2015, with an estimated remaining cost of approximately $2 million.

Upon completion of the bypass, NDOT’s prescriptive rights to operate the road will be transferred from the existing closed section of State Route 342 to the new roadway alignment.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

11. Segment Reporting

As of June 30, 2015 the Company operates two segments, mining, and hospitality and lease. The mining segment consists of all activities and expenditures associated with mining. The hospitality and lease segment consists of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and inter-segment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Mining	$5,442,027	$5,978,983	$11,369,201	$11,585,047
Hospitality and lease	46,264	236,932	156,507	394,329
Total revenue	5,488,291	6,215,915	11,525,708	11,979,376

Cost and Expenses
Mining	(6,606,019)	(9,011,838)	(14,117,248)	(17,892,665)
Hospitality and lease	(61,267)	(304,846)	(261,294)	(591,145)
Total cost and expenses	(6,667,286)	(9,316,684)	(14,378,542)	(18,483,810)

Operating Loss
Mining	(1,163,992)	(3,032,855)	(2,748,047)	(6,307,618)
Hospitality and lease	(15,003)	(67,914)	(104,787)	(196,816)
Total loss from operations	(1,178,995)	(3,100,769)	(2,852,834)	(6,504,434)

Other income (expense), net	(330,451)	(287,817)	2,632,502	(709,132)
Net loss	$(1,509,446)	$(3,388,586)	$(220,332)	$(7,213,566)

Depreciation, Depletion and Amortization
Mining	$1,890,467	$1,629,530	$3,780,575	$3,234,179
Hospitality and lease	32,120	29,293	55,517	64,954
Total depreciation, amortization and depletion	$1,922,587	$1,658,823	$3,836,092	$3,299,133

Capital Expenditures
Mining	$143,272	$231,285	$3,651,623	$2,091,127
Hospitality and lease	—	—	14,663	83,477
Total capital expenditures	$143,272	$231,285	$3,666,286	$2,174,604

	As of June 30,	As of December 31,
	2015	2014
Assets
Mining	$47,494,875	$45,029,258
Hospitality and lease	1,367,225	1,426,614
Total assets	$48,862,100	$46,455,872

On March 20, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators. The lease is effective April 1, 2015. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities to independent operators. The initial term of the lease agreement begins on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

12. Subsequent Events

From July 1, 2015 through July 20, 2015, the Company issued a total of 3,082,713 shares of common stock in payment for dividends on the convertible preferred stock.

On July 8, 2015 Storey County Board of Commissioners has confirmed that the major modifications to the Company’s operating plan conforms to the conditions of the existing Special Use Permit No. 2000-222-A-5 (‘SUP’) and unanimously approved that plan.  The modification outlines the Company’s plan to develop a portal and underground tunnel (a “drift”) alongside a highly mineralized series of high-grade structures.  The Company then plans to efficiently drill and develop those structures into an expanded resource and, based upon the final economic feasibility analysis, expanded mine plans.  The existing permit allows the Company to begin construction activities of an underground mine portal for exploration and development of known Lucerne resources, ultimately with the objective of establishing gold and silver reserves.  The Company plans to invest approximately $3 million for the first phase, including the underground portal, primarily core drilling and certain related infrastructure for the Lucerne underground exploration and development project.

On July 9, 2015, the Board of Directors of the Company elected Robert C. Kopple as a director and as a member of the audit committee of the Board of Directors. Mr. Kopple is a senior partner at Kopple & Klinger, LLP, a law firm that he co-founded in 1992, where he specializes in estate planning, taxation, and business law.

On July 10, 2015, the Company received authorization under Nationwide Permit Number 27, enabling the ongoing realignment and remediation SR-342. The project consists of excavating historic waste rock and contaminated material from a section of Gold Canyon Creek.  The excavated portion of Gold Canyon Creek will be realigned and restored to allow for stabilized storm water flow and allow for areas of re-vegetation and site enhancement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three and six month periods ended June 30, 2015, as well as our future results. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2014.

Overview

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and is an emerging leader in sustainable, responsible mining, including concurrent and accelerated reclamations, soil sampling, voluntary air monitoring, cultural asset protection and historical restorations.  The Company began acquiring properties in the Comstock District in 2003.  Since then, the Company has consolidated a significant portion of the Comstock District, rezoned its properties consistent with mining uses, built an infrastructure, and brought an exploration project into production. The Company continues acquiring additional properties in the district, expanding its footprint and creating opportunities for further exploration, development and mining.  The near term goal of our business plan is to deliver stockholder value by validating qualified reserves (proven and probable) from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible.

The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping, geophysical analysis, exploration drilling, drill hole logging and extensive mine development and planning, including geological level plans and cross-sectional analysis. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our current mining operations, to target geologically prospective exploration areas and plan exploratory programs, including expanded surface and underground drilling.

Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved route.

The near term goal of our business plan is to deliver stockholder value by validating qualified reserves (proven and probable) from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible. The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 20,815 and 22,925 gold equivalent ounces in 2013 and 2014, respectively. That is, the Company produced 17,739 ounces of gold and 186,482 ounces of silver in 2013, and 19,601 ounces of gold and 222,416 ounces of silver in 2014. During the first six months of 2015, the Company poured 9,270 ounces of gold and 116,594 ounces of silver. The Company reduced its strip ratio from a 2014 average of 4.83 to less than 1.0. Grade remained strong at over .030 ounces of gold per ton and .600 ounces of silver per ton or higher, continuing the grade improvement trend started in 2014. The recovery rate for gold has sustained at 81%.

We continue expanding our property footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 8,504 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,245 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,259 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused development to date on the Lucerne Resource Area (including both surface and underground east-side targets), the Dayton Resource Area and the Spring Valley exploration target. We also plan on focusing longer term, future explorations on the Northern Extension, Northern Targets, and Occidental Target Areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley. Production is ongoing in the Lucerne Mine.

SR-342 Realignment

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

The realignment occurs over two major phases. Phase 1 of the project was completed about one week ahead of the original schedule. The project effectively and safely realigns a portion of the state route away from the items that caused the instability in that portion of the road, namely the early 1900’s historic Silver Hill Shaft and the loose dump fill that was extracted. The historic shaft was also permanently capped. The cost of Phase 1 was approximately $862 thousand and was classified as land and road development on the Company’s Statement of Operations.

Phase 2 includes removal of additional loose dump fill and related material on the east side of the canyon and will conclude with a tie in of the south end of the newly constructed (Phase 1) alignment. A short closure will be necessary toward the end of Phase 2 for the tie in and completion of the realignment. The latter part of Phase 2 also includes plans for a restoration and stabilized storm water flow, post construction. This consists of excavating historic waste rock and contaminated material from a section of Gold Canyon Creek.  The excavated portion of Gold Canyon Creek will be realigned and restored to allow for stabilized storm water flow and allow for areas of re-vegetation and site enhancement.  The Company received authorization under Nationwide Permit Number 27 on July 10, 2015, and is proceeding with these activities.  Other applicable (from the State of Nevada) permits; including a "401 Water Quality Certification" and a "Temporary Permit for Working in Waterways" were obtained in the first quarter of 2015. The project is scheduled through December of 2015, with an estimated remaining cost of approximately $2 million.

Upon completion of the bypass, NDOT’s prescriptive rights to operate the road will be transferred from the existing closed section of State Route 342 to the new roadway alignment.

Dayton Drill Program

Surface drilling on the Company’s Dayton property, located in the southern part of the Comstock district, commenced in the first quarter of 2015 and is ongoing. To date, 241 holes have been completed on the southern end of the property with a primary goal of defining near-surface mineralization along a complex system of geologic structures (faults). Generally speaking, these structures constitute mineralized extensions to a group of zones exploited by past underground and surface operations. The Dayton property is defined by a structurally controlled mineralized system hosted in tertiary volcanic rocks, and is in many respects similar to the Company's Lucerne property in terms of the overall geologic setting. The properties are separated by a distance of about one mile along the Silver City branch of the Comstock Lode.

The Dayton property includes the Dayton (Marble), Alhambra, Kossuth, Metropolitan, and Gennessee patents and has a historic production record between the years 1870 and 1952 totaling approximately 70,000 gold ounces and 179,500 silver ounces from about 236,000 tons of ore. Figure 1., below highlights these areas in a three-dimensional representation showing the perceived shape and projected extent of mineralization based on current drilling, mapping, and surface sampling. The diagram also portrays deeper target areas for the upcoming core-drilling program scheduled to begin in the third quarter of 2015.

Dayton Cut
Alhambra Cut
W
N
E
S
Grizzly Hill Fault
Gordon Cut
Gennessee Area
Kossuth Mine
200 Level
SR 341
Geologic Legend
QB - Backfill
AA - Alta Andesite
FB - Fault Breccia
SC - Santiago Canyon Rhyolite Tuff
MV - Metavolcanics

Figure 1 - Three-dimensional representation of mineralized structures

The total footage drilled to date in the current program is approximately 19,000 feet, utilizing a percussion drill rig (similar to those used for blast hole drilling in the mining operation). Drill hole locations are shown in the attached figures. The rig is scheduled to complete an additional 155 holes in the Dayton project area, mainly to fill in gaps that still exist in the near-surface environment along several of the major structures. The percussion drill rig has been a very cost effective tool for defining the trace of near-surface mineralization, and paves the way for an upcoming, deeper drill hole program designed to determine the extent and continuity of mineralization below depths of 100 feet.

The program to date has yielded 303 intercepts of 10 feet or greater in length with Au concentrations exceeding or equal to 0.015 opt Au, including a group of 17 intercepts of 10 feet or greater in length with Au concentrations exceeding or equal to 0.100 opt Au. The overall drill results are summarized in Tables 1 through 3. Drill hole locations along with the major geologic structures and significant drill intercepts are shown on Figure 2. Surface sampling and geologic mapping were also conducted as part of the program to further augment the database.

Dayton Property
Dayton Cut
Alhambra Cut
Kossuth Mine 200 Level
Grizzly Hill Fault
Gordon Cut
SR 341
Gennessee Area
Legend
Gold >= 0.067 opt
Gold >= 0.049 opt
Gold >= 0.015 opt
Gold < 0.015 opt
Previous Drillhole Collars
Fault Indicated
Fault Observed
SR 341
20 ft contours
Dayton Project Boundary
Underground Workings
Feet
0 100 200 400

Figure 2 - Drill hole locations, major geologic structures, and significant drill intercepts.

The current program has resulted in several important outcomes. One is that the previously un-drilled Grizzly Hill fault is potentially mineralized over a length 800 feet or more and to probable depths of at least 100 feet. Secondly, the program has helped to outline a surface zone of mineralization west of the Alhambra Cut that is only partially defined by the current program. Lastly, drilling has revealed near-surface mineralization up-dip from the 200 foot level of the Kossuth mine workings, also in a previously un-drilled part of the system. Collectively, these three areas could have a significant impact on the overall project economics.

Sampling procedures for the percussion drill rig typically involved collecting the entire sample on a mat at the drill hole collar over a 10 foot sample interval, followed by cone and quartering of the entire sample to obtain a 7 to 10 pound representative split. All samples were analyzed for gold and silver at the Company’s existing, on-site production assay lab utilizing industry standard fire assay techniques. Laboratory protocol included the regular use of blanks, standards, and duplicates.

Table 1. Summary of Dayton Drill Program to Date (As of July 17, 2015)

No. of Holes Drilled	241
Strike Length Drilled (ft)	2,500
No. of 10' intervals with intercepts >0.015 Au opt.	303
No. of drillholes with intercepts >0.100 Au opt.	17

Table 2. Average Grades for Drill Intercepts Greater Than 0.015 opt Au.

Average Au opt.	0.036
Average Ag opt.	0.360

Table 3. Drill Intercepts Greater Than 0.100 opt Au

Drillhole No.	Depth Interval	Depth Interval	Au opt	Ag opt
DA-037	20-30	10	0.183	0.533
DA-099	60-70	10	0.129	0.566
DA-100	60-70	10	0.237	0.790
DA-117	20-30	10	0.100	0.557
DA-119	10-30	20	0.139	0.626
DA-127	10-20	10	0.112	1.898
DA-188	70-82	12	0.128	0.186
DA-193	60-70	10	0.164	0.700
DA-197	10-20	10	0.180	1.090
DA-199	40-54	14	0.113	1.063
DA-200	70-82	12	0.252	1.266
DA-208	0-10	10	0.143	0.899
DA-209	30-36	6	0.114	1.550
DA-212	10-20	10	0.167	0.279
DA-215	0-10	10	0.105	0.909
DA-228	50-60	10	0.219	0.485
DA-237	10-20	10	0.131	1.440

In conjunction with the current drill program, the Company has re-opened some of the historic mine workings in the immediate area of current drilling for the purposes of sampling and mapping. These workings are in the form of horizontal development, and include a group of tunnels and drifts that are adding significantly to our understanding of the structural setting and the extent of mineralization.

Lucerne Exploration and Underground Development

The Company completed extensive geological development and modeling, utilizing its previously collected drill hole data, historic underground mine maps and current mining data, among other geological information. This resulted in highly detailed geologic level plans and cross sectional analysis for the Lucerne East-side. The sectional compilation resulted in several important findings. The work confirmed that the lode is comprised of a group of northwest trending, sub-parallel, higher-grade, mineralized structures, rather than a simple vein system confined to a single fault zone. These structural groups coalesce into a single zone in the central part of the East-side area and diverge to the north and south to create zones up to 600-feet wide. The Company also discovered dike-like masses of quartz porphyry (PQ) that have intruded into the main lode and have a direct relationship to the known mineralization. Current drill data from this PQ structure include 46 intercepts that grade, on average, over 0.23 ounces of gold per ton and over 1.71 ounces of silver per ton.

Out of this extensive geologic work, a definitive underground development target has emerged, specifically that part of the lode occupied by the mineralized mass of PQ, as well as the neighboring wall rocks. This conclusion is based on surface drill hole results, metallurgy, and proximity to the current Lucerne Mine floor, as well as past mining data.

In addition to the mineralized mass of PQ, we developed and defined the nearby Woodville Bonanza structures with the same diligent level plan and cross sectional development. These geologic definitions include the same detail and historical mappings plus over 116 intercepts of at least 10 feet grading over 0.22 ounces per ton gold and 1.59 ounces of silver per ton.

    The PQ and Woodville structures represent the most significant opportunity for immediately exploring and progressing the development of an accelerated underground mine plan in the Lucerne Area.

The Company is partnering with American Mine and Tunneling LLC (“AMT”), and American Drilling Company, Inc., based on their superior expertise and quality services to the mining industry, ranging from beginning stage drilling and exploration to initial drift and tunneling, to commence developing a new underground access to the PQ structures and the almost adjacent Woodville Bonanza structures this month.

On July 8, 2015 Storey County Board of Commissioners has confirmed that the major modifications to the Company’s operating plan conforms to the conditions of the existing Special Use Permit No. 2000-222-A-5 (‘SUP’) and unanimously approved that plan.  The modification outlines the Company’s plan to develop a portal and underground tunnel (a “drift”) alongside a highly mineralized series of high-grade structures.  The Company then plans to efficiently drill and develop those structures into an expanded resource and, based upon the final economic feasibility analysis, expanded mine plans.  The existing permit allows the Company to begin construction activities of an underground mine portal for exploration and development of known Lucerne resources, ultimately with the objective of establishing gold and silver reserves.  The Company plans to invest approximately $3 million for the first phase, including the underground portal, primarily core drilling and certain related infrastructure for the Lucerne underground exploration and development project.

Extraction of Existing Mine Dumps

During the latter part of 2014, the geological and environmental teams undertook a systematic evaluation of historic mine dumps throughout most of the central part of the District. Quantifying and understanding the nature of possible legacy contaminants and identifying the extent of mineralization with the potential to increase mineable resources were the two primary objectives. Overall, we identified approximately 640,000 tons of mineralized dump materials. Of that total, approximately 450,000 tons are located underneath and to the east of State Route 342, with an average grade between 0.025-0.035 opt Au. These tons are now being extracted as part of the SR-342 re-alignment, and stacked onto the leach pad for processing providing a significant environmental remediation and a meaningful contribution to operations and production schedule.

Permitting for Expansions

The Company filed modified water pollution control and reclamation permits during the second quarter, incorporating the intention for underground mining and related activities. The public comment is expected to end in early August, with final modification approvals expected before the end of the third quarter. The Company also filed a modified water pollution control permit for the expansion of an additional heap leach pad cell (Cell 10), with approval anticipated in the fourth quarter.

The Company filed a Pre-Construction Notification application with the U.S. Army Corps of Engineers for the Gold Canyon Creek Restoration Project.  The project consists of excavating historic waste rock and contaminated material from a section of Gold Canyon Creek.  The excavated portion of Gold Canyon Creek will be realigned and restored to allow for stabilized storm water flow and allow for areas of re-vegetation and site enhancement.  The Company received authorization under Nationwide Permit Number 27 on July 10, 2015, enabling the ongoing realignment and remediation of SR-342.

Production

During 2014, the Company completed its second full year of production and transitioned from the Billie the Kid and Hartford patented claims in the Lucerne West-side Mine to the higher-grade Justice and Lucerne patents, also in the Lucerne West-side Mine. The Company completed the planned mining for the Billie the Kid, Hartford and Justice patents during 2014, while continuing to mine the Lucerne patent through 2014 and 2015. During the second quarter, the Company further expanded its activities to include a more significant amount of the historic mine dumps alongside and underneath the existing portion of SR-342, into the daily production schedule. Substantially all of the remaining surface activity will be focused on completing the realignment of SR-342, including extraction of those mine dumps, establishing a drift into the higher-grade PQ and Woodville targets, and developing those targets towards the establishment of reserves for potential future mining.

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

The following table presents mining operations and production for the first half of 2015 and 2014:

	2Q 2015	1Q 2015	YTD 2015	2Q 2014	1Q 2014	YTD 2014
Mining Operations
Tons Mined	254,856	316,199	571,055	944,166	947,852	1,892,018

Processing
Tons Crushed	211,942	157,612	369,554	122,026	205,686	327,712

Weighted Average Grade Per Ton Au	0.030	0.039	0.034	0.034	0.024	0.028
Weighted Average Grade Per Ton Ag	0.654	0.734	0.688	0.546	0.345	0.420

Estimated Au Ounces Stacked	6,438	6,083	12,521	4,191	5,016	9,207
Estimated Ag Ounces Stacked	138,639	115,689	254,328	66,607	70,989	137,596
Estimated Au Equivalent* Ounces Stacked	8,344	7,669	16,013	5,205	6,140	11,345

Au Ounces Poured and Sold	4,575	4,695	9,270	4,763	4,507	9,270
Ag Ounces Poured and Sold	60,112	56,482	116,594	48,626	49,358	97,984
Au Equivalent* Ounces Poured	5,400	5,470	10,870	5,499	5,290	10,789

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	72.37	72.91	72.82	65.69	63.14	64.42

On June 30, 2015, ounces stacked and ounces in the inventory were slightly higher, due to recovery time of the ounces from the dumps material processed in the second quarter of 2015 recovering at a slower rate, resulting in 2,975 gold ounces left in the inventory and 2,572 gold ounces left in the inventory at period ended June 30, 2015 and December 31, 2015. Despite the fact that the metal from the dumps material requires more time to recover, the Company still expects overall recovery rate from the existing heap leach to remain at approximately 81%.

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver
Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014 YTD	0.030	0.527

Q1, 2015	0.039	0.734
Q2, 2015	0.030	0.654
2015 YTD	0.034	0.688

During the second quarter of 2015, the Company poured 4,575 ounces of gold and 60,112 ounces of silver. The Company mined approximately 255 thousand tons of material (mineralized material and waste). Total mineralized material delivered to the leach pad was 212 thousand tons.

Gold and silver grades improved as compared to 2014, and the weighted average for the six months ended June 30, 2015, was 0.034 ounces per ton gold and 0.688 ounces per ton silver as compared to a weighted average for the six months ended June 30, 2014, of 0.028 ounces per ton of gold and 0.420 ounces per ton of silver, representing a 21% and 64% increase, respectively.

Throughout the first six months of 2015, the Company realized an average price of $1,251.61 price per ounce of gold and a $16.53 average sales price per ounce of silver.  In comparison, commodity market prices in the first six months of 2015 averaged $1,206.02 per ounce of gold and $16.56 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first six months of 2015, actual costs applicable to mining revenue were approximately $8.9 million, $6.9 million net of silver credits as compared to $12.2 million, $10.2 million net of silver credits during the first six months of 2014, representing a 32% reduction of net costs applicable to mining revenue. Costs applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs, among others. Costs applicable to mining revenue for the first six months of 2015 and 2014 also include depreciation of $3.1 million and $2.6 million, respectively.

During the first half of 2015, the Company continued reducing costs applicable to mining revenue, targeting over $5 million in reductions this year as compared to 2014. The Company has already realized $3.3 million of savings from reduced labor, drilling, and blasting and fuel in the first half of 2015, as compared to the first half of 2014. The Company has also identified $1.5 million of potential cost reductions in all other non-mining activities, including general, administrative, land and environmental areas and has already realized $1.3 million in the first half of 2015, as compared to the first half of 2014. The Company incurred approximately $0.6 million in severance costs during the first half of 2015, in mining and general and administrative expenses, associated with organizational cost reductions. In both categories, the Company is on track for exceeding its stated costs savings target.

Outlook

The Company has been cash positive from operations for the first six months of 2015, and expects to be cash positive from operations throughout 2015, while expanding our exploration and development during the third quarter and concurrently completing the road realignment during the third and fourth quarters. This expansion is primarily the exploration and development of high-grade underground targets north and east of the current Lucerne mine operations and the analysis and exploration of the resource target at the Dayton Resource Area.

During the first half of 2015, the Company continued reducing costs applicable to mining revenue The Company has increased its expectation of savings from costs applicable to mining to $7 million (from a previous target of $5 million), when comparing 2015 to 2014. The Company has also doubled its expectation of savings from all other non-mining activities, including general, administrative, hospitality, mine claims and costs and environmental and other areas, to $3 million (from a previous target of $1.5 million), when comparing 2015 to 2014. These increases raise our total costs savings targets to $10 million, from $6.5 million, when comparing 2015 to 2014. The Company expects cash costs of mining revenue, will remain below $650 per ounce of gold through the third quarter.

The Company will commence the underground drift-mining and drilling, associated with the PQ target, and expects to complete drift-sampling, drilling, ongoing metallurgical test work of the PQ target by December 2015, with the second major phase of drift-mining and drilling, with respect to the Woodville bonanza target, to be completed by March 2016.

The Company's goals for this year are minimizing operating costs, completion of the SR-342 realignment project, expansion of the Lucerne exploration and development activities, and commencing the final development phase of the Dayton Resource Area.

Recent Developments

On July 2, 2015, the Company issued 3,082,713 shares of common stock for dividends.

On July 9, 2015, the Board of the Company elected Robert C. Kopple as a director of the Company and he has also joined the Audit Committee of the Board.

On July 10, the Company received authorization under the U.S. Army Corps of Engineers Nationwide Permit Number 27, for the Gold Canyon Creek Restoration Project, enabling the ongoing realignment and remediation SR-342.  The project consists of excavating historic waste rock and contaminated material from a section of Gold Canyon Creek.

Land and Mineral Right Purchases

The Company continues to increase its footprint in the Comstock District through strategic acquisitions. The Company considers the historic Comstock District central to its growth strategy.
During the first six months of 2015, the Company completed various purchases of land and buildings totaling over 11 acres of land in Gold Hill, Nevada, including properties adjacent to the mining and processing operation, with purchase prices totaling approximately $1.7 million, including the issuance of 15,000 restricted shares of common stock as part of the purchase of one of the properties.

Comparative Financial Information

The Company had two operating segments as of June 30, 2015, mining, and hospitality and lease. As we continue to focus on the increased productivity of our mining operations, our hospitality and lease segment has become insignificant to our consolidated financial position, results of operation, and cash flows for the three and six months ended June 30, 2015.

The comparative financial information is reflected in the following table:

Three Months Ended:

	June 30, 2015	June 30, 2014	Change
Revenue - Mining	$5,442,027	$5,978,983	$(536,956)
Revenue - Hospitality and lease	46,264	236,932	(190,668)

Costs applicable to mining revenue	3,219,831	5,466,762	(2,246,931)
Hospitality and lease operating costs	61,267	304,846	(243,579)
Exploration and mine development	530,660	693,559	(162,899)
Mine claims and costs	657,255	964,400	(307,145)
Environmental and reclamation	24,698	410,781	(386,083)
Land and Road Development	862,246	—	862,246
General and administrative	1,311,329	1,476,336	(165,007)
Loss from operations	(1,178,995)	(3,100,769)	1,921,774
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	18,373	(18,373)
Interest expense	(330,451)	(307,204)	(23,247)
Other income (expense)	—	1,014	(1,014)

NET INCOME (LOSS)	$(1,509,446)	$(3,388,586)	$1,879,140

Mining revenue in the three months ended June 30, 2015 was $5.4 million. The decrease of $0.5 million, or (9.0)%, resulted from lower average price per ounce of gold realized of $1,222.42 versus $1,276.20 for the three months ended June 30, 2015 and 2014, respectively. The Company produced 4,575 ounces of gold (and 60,112 ounces of silver), during the three-month period of 2015, as compared to 4,763 ounces of gold (and 48,626 ounces of silver) in the three-month period of 2014. The Company crushed and stacked 211,942 dry tons of mineralized material, delivering 6,438 estimated ounces of recoverable gold (and 138,639 estimated ounces of recoverable silver) to the leach pads with weighted average gold grades of 0.030 ounces per ton (and silver grades of 0.654 ounces per ton).

Throughout the three months ended June 30, 2015, the Company realized an average price of $1,222.42 per ounce of gold and a $16.27 average sales price per ounce of silver. In comparison, commodity market prices in the second quarter of 2015 averaged $1,192.82 per ounce of gold and $16.41 per ounce of silver.

Hospitality and lease revenue decreased $0.2 million in the second quarter of 2015, as compared to second quarter of 2014. Hospitality and lease operating costs decrease $0.2 million in the second quarter of 2015, as compared to second quarter of 2014. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities and business to independent operators.

Costs applicable to mining revenue were $3.2 million for the three months June 30, 2015, including $1.0 million of silver credits, as compared to $5.5 million for the three months June 30, 2014, including $1.0 million of silver credits. The reduction of $2.2 million, or 42%, of net costs applicable to mining revenue resulted from lowered mining and support labor, lower fuel usage, lower equipment and drill and blast costs, enabled by improved grades, yields and a lower strip ratio, the reduction of 29 mining and related staff and due to additionally lower fuel costs from lower fuel prices.

Environmental and reclamation costs decreased by $0.4 million, or 94% in the second quarter of 2015, as compared to the second quarter of 2014. The Company significantly reduced consulting costs in second quarter of 2015. In addition, during the second quarter of 2014, the Company incurred costs related to the full reclamation of the Keystone mine, the project referred to as the Keystone Reclamation Project.

Mine claims and costs decreased by $0.3 million during the three months ended June 30, 2015, as compared to the same period ended June 30, 2014. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock Joint Venture. The Operating Agreement of Northern Comstock LLC provides for capital contributions by the Company in the form of shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) unless Northern Comstock LLC consents to payment in cash. The decrease is a result of accruing the annual payment in cash rather than preferred stock.

Land and road development costs were $0.9 million in the second quarter of 2015, due to a collaboration with Storey County, the Nevada Department of Transportation (NDOT) and other applicable regulatory agencies, to complete the first phase of a project to realign SR-342. This project started in 2015.

General and administrative expenses, inclusive of professional and consulting fees, decreased $0.2 million, or 11% in the second quarter of 2015, as compared to the second quarter of 2014. The change is primarily the result of lower third party administrative expenses.

Net loss was $1.5 million for the three months ended June 30, 2015, as compared to a net loss of $3.4 million for the three months ended June 30, 2014. The improvement of $1.9 million primarily results from cost reductions of $3.3 million, primarily in labor, drill and blast, equipment and fuel usage, driven by a lower strip ratio, and lower fuel prices, offset by an increase of $0.9 million of expense for Land and road development costs associated with the SR-342 realignment and a $0.7 million decrease in revenue.

Six Months Ended:

	June 30, 2015	June 30, 2014	Change
Revenue - Mining	$11,369,201	$11,585,047	$(215,846)
Revenue - Hospitality and lease	156,507	394,329	(237,822)

Costs applicable to mining revenue	6,937,743	10,229,663	(3,291,920)
Hospitality and lease operating costs	261,294	591,145	(329,851)
Exploration and mine development	1,133,854	1,494,777	(360,923)
Mine claims and costs	1,421,361	1,916,922	(495,561)
Environmental and reclamation	304,810	582,996	(278,186)
Land and Road Development	862,246	—	862,246
General and administrative	3,457,234	3,668,307	(211,073)
Loss from operations	(2,852,834)	(6,504,434)	3,651,600
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(216,834)	216,834
Interest expense	(554,124)	(493,534)	(60,590)
Other income (expense)	3,186,626	1,236	3,185,390

NET INCOME (LOSS)	$(220,332)	$(7,213,566)	$6,993,234

Mining revenue in the six months ended June 30, 2015, was $11.4 million. The decrease of $0.2 million or 2%, resulted from lower average price per ounce of gold realized of $1,251.61 and $1,269.35 for the six months ended June 30, 2015 and 2014, respectively. The Company produced 9,270 ounces of gold (and 116,594 ounces of silver), during the six-month period of 2015, as compared to 9,270 ounces of gold (and 97,984 ounces of silver) in the six-month period of 2014. The Company crushed and stacked 369,554 dry tons of mineralized material, delivering 12,521 estimated ounces of recoverable gold (and 254,328 estimated ounces of recoverable silver) to the leach pads with weighted average gold grades of 0.034 ounces per ton.

For the six-month period ended June 30, 2015, the Company realized an average sales price of $1,251.61 per ounce of gold and $16.53 per ounce of silver. In comparison, commodity market prices for the six-month period ended June 30, 2015, averaged $1,206.02 per ounce of gold and $16.56 per ounce of silver.

Hospitality and lease revenue decreased $0.2 million in the six months ended June 30, 2015, as compared to the same period in 2014. Hospitality and lease costs decreased $0.3 million in the six months ended June 30, 2015, as compared to the same period in 2014. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities to independent operators.

During the six months ended June 30, 2015, actual costs applicable to mining revenue were approximately $6.9 million, including $1.9 million of silver credits, as compared to $10.2 million, including $2.0 million of silver credits. The 32% reduction of net costs applicable to mining revenue is the result of lowered labor, equipment and drill and blast costs, primarily due to a lower strip ratio and lower fuel costs, from both lower consumption and lower fuel prices and $0.1 million decrease in silver credit. The lower labor resulted from a reduction in the mine and support labor force by 29 employees during six months ended June 30, 2015.

Exploration and mine development expenses decreased by $0.4 million during the six months ended June 30, 2015, as compared to the same period ended June 30, 2014. These cost savings is the result of lower third party expenses associated with engineering services and mine planning.

Mine claims and costs decreased by $0.5 million during the six months ended June 30, 2015, as compared to the same period ended June 30, 2014. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock Joint Venture. The Operating Agreement of Northern Comstock LLC provides for capital contributions by the Company in the form of shares of Series A-1 Preferred Stock unless Northern Comstock LLC consents to payment in cash. The decrease is a result of accruing the annual payment in cash rather than preferred stock.

Land and road development costs were $0.9 million in the six months ended June 30, 2015, due to collaboration with Storey County, the Nevada Department of Transportation (NDOT) and other applicable regulatory agencies, to complete the first phase of a project to realign SR-342.  This project started in 2015.

Change in fair value of derivatives decreased by $216,834 in the six months ended June 30, 2015, as compared to the same period ended June 30, 2014. This change is primarily the result of the release of debt derivative obligation related to a make whole provision in the agreement with The Golden Goose Mine for the purchase of the properties in the Dayton Resource Area.

Other income (expense) increased approximately $3.2 million in the six months ended June 30, 2015, as compared to the same period ended June 30, 2014. On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. In six months ended June 30, 2015, the remaining portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the condensed consolidated statements of operations.

Net loss was $0.2 million for the six months ended June 30, 2015, as compared to $7.2 million for the same period ended June 30, 2014. The improvement of $7 million primarily results from $4.6 million cost reductions associated with mining and all other non-mining costs and $3.2 million reduction in the loss contingency in the first half of 2015, as compared to the first half of 2014, primarily offset by an increase of $0.9 million of expense for Land and road development costs associated with the SR-342 realignment and a $0.4 million decrease in revenue.

Liquidity and Capital Resources

Total current assets were $10.8 million at June 30, 2015, including cash and cash equivalents of $6.8 million. Inventories, stockpiles, and mineralized material on leach pad totaled $2.2 million.

On March 5, 2015, the Company reached an agreement to draw on a restated $8 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $8 million, subject to satisfying certain conditions and obtaining certain consents. The proceeds from the Revolving Credit Facility will primarily be used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which is scheduled for completion in early June 2015, and the second phase before 2015 year end. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $8 million of availability thereunder for the period from and after June 30, 2015 to April 29, 2016.

In May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale leaseback accounting and has accounted for the transaction under the financing method. The Company's obligations under the Varilease agreement are secured by an interest in the Company's mining equipment in exchange for 24 monthly payments of $228,820 totaling the cash proceeds of $5,000,000 and applicable interest.

Net cash generated by operating activities was a positive $0.4 million for the six months ended June 30, 2015, including a use of $862 thousand spent on the first phase of the SR-342 road realignment, as compared to a use of cash of $2.3 million for the six months ended June 30, 2014. The Company's positive cash flow from operating activities in the first six months of 2015, was primarily from reduced operating costs associated with lower labor, blasting, fuel and equipment rental costs relative to production of mineralized material. The use of cash in the first six months of 2014, was primarily from operating losses associated with higher mining costs relative to revenue due to a relatively higher ratio of waste to ore.

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2015, primarily from $1.8 million for strategic land purchases and $1.9 million for the design and construction of the heap leach expansion and related infrastructure. Net cash used in investing activities for the six months ended June 30, 2014, was $1.9 million, primarily as the result of $1.5 million purchase of land and mining vehicles, and bond increases of $0.6 million, offset by $0.2 million of proceeds from the sale of equipment previously used in our mining activities.

Net cash provided by financing activities for the six months ended June 30, 2015, was $4.8 million, comprised of proceeds of $4.4 million from the Revolving Credit Facility and $5.0 million from the Varilease agreement, offset by the pay-down of other long-term debt obligations of approximately $4.6 million. Net cash provided by financing activities for the six months ended June 30, 2014 was $14.0 million, comprised of net proceeds of $11 million from sale of securities and proceeds of $4.6 million from the Revolving Credit Facility, partially offset by the pay-down of the Company's long-term debt obligations of approximately $1.5 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses since 2012. The Company generated cash from operations in both quarters ended March 31, 2015, and June 30, 2015, after spending of $0.9 million for the SR-342 road realignment. During the first half of 2015, the Company continued reducing costs applicable to mining revenue, now targeting over $7 million in reductions this year as compared to 2014. The Company has already realized $3.3 million of savings from reduced labor, drilling, and blasting and fuel in the first half of 2015, as compared to the first half of 2014. The Company has also now identified $3 million of potential cost reductions in all other non-mining activities, including general, administrative, land and environmental areas and has already realized $1.3 million in the first half of 2015, as compared to the first half of 2014. The Company incurred approximately $0.6 million in severance costs during the first half of 2015, in mining and general and administrative expenses, associated with organizational cost reductions. In both categories, the Company is on track for exceeding its originally stated costs savings target of $6.5 million by over 50%.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company had net losses from operations since 2012, and an accumulated deficit of $188.8 million at June 30, 2015. For the three month period ended June 30, 2015 the Company realized net loss of $1.5 million and generated $0.4 million of cash provided by operations. As of June 30, 2015, the Company had current assets of $10.8 million (including cash and cash equivalents of $6.8 million) and current liabilities of $12.4 million.

The Company's success depends on its ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The Company has limited control over its costs and has no ability to control the market prices. The costs of exploration and production may fluctuate as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could materially adversely affect the Company's ability to generate cash flow.

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature, involves many risks, and frequently is nonproductive. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, if ever, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. In addition, any mineralized material or reserves that may be identified, if any, will be depleted by production.

The capital expenditures and time required to develop and explore our properties are considerable and changes in costs, construction schedules, delays in such construction or both, can adversely affect project economics and expected production and profitability.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"). Under the Auramet agreement the Company may have borrowings up to $8 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of February 6, 2017 and allows for re-advances on the facility up to the $8 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

For the remainder of 2015, the Company plans on spending approximately $2.1 million in road and capital expenditures and approximately $3.0 million on the underground drift, drilling and some infrastructural development for the Lucerne underground mine plan development advancement. The Company also plans to pay down an additional $5.5 million in debt obligations, including $2.4 million on the Revolving Credit Facility.

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

In the second quarter of 2015, Gold Bullion prices averaged approximately $1,192.82 per ounce, up from a quarterly low close of $1,164.60 on June 5, 2015. Gold has fluctuated from that low to a high of $1,211.00 during the quarter. Silver prices averaged $16.41 per ounce, also gaining from a quarterly low of $15.70 on June 30, 2015 to a high of over $17.70 per ounce during the second quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Each of our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, the Company issued 36,145 shares of Company restricted common stock towards the purchase of patented mining claims referred to as "Vulcan".

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

Issuer Purchases of Equity Securities
Period	(a)Total number of shares (or units) purchased	(b)Average price paid per share (or unit)	(c)Total number of shares (or units) purchased as part of publicly announced plans or programs	(d)Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1-April 30, 2015	0	0	Not applicable	Not applicable
May 1-May 31, 2015	0	0	Not applicable	Not applicable
June 1-June 30, 2015	235,151	0	Not applicable	Not applicable
Total	235,151	0	Not applicable	Not applicable

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

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10.1	Master Lease Agreement dated as of May 12, 2015, between Varilease Finance Inc. and the Company.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: July 21, 2015	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer)