Form 10-Q
period 2015-09-30
Comstock Mining Inc.
filed 2015-10-23
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 19, 2015 was 151,951,864.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting rejections, constraints or delays; business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities; unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,483,490	$5,308,804
Accounts receivable	—	322,406
Inventories	308,993	428,235
Stockpiles and mineralized material on leach pads	705,069	1,743,053
Prepaid expenses	1,604,301	833,360
Total current assets	5,101,853	8,635,858
MINERAL RIGHTS AND PROPERTIES, Net	7,208,171	7,318,175
PROPERTIES, PLANT AND EQUIPMENT, Net	28,702,288	26,207,062
RECLAMATION BOND DEPOSIT	2,642,804	2,642,804
RETIREMENT OBLIGATION ASSET	1,404,517	1,619,101
OTHER ASSETS	13,461	32,872
TOTAL ASSETS	$45,073,094	$46,455,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,299,673	$2,265,723
Accrued expenses	1,654,366	4,408,568
Long-term debt and capital lease obligations – current portion	9,792,093	5,897,219
Derivative liabilities	27,847	33,298
Total current liabilities	12,773,979	12,604,808
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations	6,024,475	5,701,264
Long-term reclamation liability	6,760,875	5,908,700
Other liabilities	745,104	—
Total long-term liabilities	13,530,454	11,609,964
Total liabilities	26,304,433	24,214,772
COMMITMENTS AND CONTINGENCIES [NOTE 10]
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 149,748,219 and 82,480,600 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	99,732	54,932
Convertible Preferred Stock; 50,000,000 shares authorized
7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized; 0 and 24,362 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized; 0 and 1,610 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized; 0 and 22,676 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	15
Additional paid-in capital	211,805,727	210,795,244
Accumulated deficit	(193,136,798)	(188,609,108)
Total stockholders’ equity	18,768,661	22,241,100
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,073,094	$46,455,872

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
REVENUES
Revenue - Mining	$4,301,169	$6,513,348
Revenue - Hospitality and lease	43,904	274,201
Total revenues	4,345,073	6,787,549

COST AND EXPENSES
Costs applicable to mining revenue	3,450,311	4,377,791
Hospitality and lease operating costs	42,549	331,613
Exploration and mine development	1,505,492	767,552
Mine claims and costs	691,444	1,064,519
Environmental and reclamation	169,148	167,194
Land and road development	818,474	—
General and administrative	1,637,313	1,509,494
Total cost and expenses	8,314,731	8,218,163

LOSS FROM OPERATIONS	(3,969,658)	(1,430,614)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(366,011)
Interest expense	(337,700)	(264,323)
Other income (expense), net	—	1,012,190
Total other income (expense), net	(337,700)	381,856

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,307,358)	(1,048,758)

INCOME TAXES	—	—

NET INCOME (LOSS)	(4,307,358)	(1,048,758)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(3,644,888)	(931,680)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(7,952,246)	$(1,980,438)

Net income (loss) per common share – basic	$(0.07)	$(0.02)

Net income (loss) per common share – diluted	$(0.07)	$(0.02)

Weighted average common shares outstanding — basic	112,133,768	82,912,805

Weighted average common shares outstanding — diluted	112,133,768	82,912,805

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
REVENUES
Revenue - Mining	$15,670,371	$18,098,395
Revenue - Hospitality and lease	200,411	668,530
Total revenues	15,870,782	18,766,925

COST AND EXPENSES
Costs applicable to mining revenue	10,388,054	14,607,454
Hospitality and lease operating costs	303,843	922,758
Exploration and mine development	2,639,346	2,262,329
Mine claims and costs	2,112,806	2,981,441
Environmental and reclamation	473,958	750,190
Land and road development	1,680,720	—
General and administrative	5,095,306	5,177,802
Total cost and expenses	22,694,033	26,701,974

LOSS FROM OPERATIONS	(6,823,251)	(7,935,049)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(582,845)
Interest expense	(891,824)	(757,857)
Other income (expense), net	3,187,385	1,013,426
Total other income (expense), net	2,295,561	(327,276)

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,527,690)	(8,262,325)

INCOME TAXES	—	—

NET INCOME (LOSS)	(4,527,690)	(8,262,325)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(5,452,445)	(2,802,769)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9,980,135)	$(11,065,094)

Net income (loss) per common share – basic	$(0.11)	$(0.14)

Net income (loss) per common share – diluted	$(0.11)	$(0.14)

Weighted average common shares outstanding — basic	94,036,959	77,065,692

Weighted average common shares outstanding — diluted	94,036,959	77,065,692

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(4,527,690)	$(8,262,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	5,789,517	5,058,532
Stock payments and stock-based compensation	152,431	1,705,160
Accretion of reclamation liability	192,880	257,915
(Gain) loss on sale of properties, plant, and equipment	77,579	45,499
Amortization of debt discounts and issuance costs	464,391	474,297
Net change in fair values of derivatives	(5,451)	635,355
Changes in operating assets and liabilities:
Accounts receivable	322,406	436
Inventories	119,242	(196,766)
Stockpiles and mineralized material on leach pads	1,037,984	(183,350)
Prepaid expenses	(654,724)	(116,132)
Other assets	19,411	19,411
Accounts payable	(650,075)	(441,281)
Accrued expenses and other liabilities	(1,909,098)	(1,591,031)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	428,803	(2,594,280)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	117,065	150,415
Purchase of mineral rights and properties, plant and equipment	(4,861,914)	(1,856,628)
Increase in reclamation bond deposit	(100,000)	(750,000)
NET CASH USED IN INVESTING ACTIVITIES	(4,844,849)	(2,456,213)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(7,828,660)	(3,684,252)
Proceeds from long-term debt obligations	9,419,392	4,626,289
Proceeds from the issuance of common stock	—	10,993,283
Common stock issuance costs	—	(32,019)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,590,732	11,903,301
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,825,314)	6,852,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,308,804	2,409,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,483,490	$9,262,254
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$995,292	$567,824
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock (par value)	$35,723	$1
Reclamation bond deposit included in accrued expenses and other liabilities	—	150,000
Additions to reclamation liability and retirement obligation asset	659,295	—
Issuance of common stock for properties, plant and equipment	966,819	814,956
Dividends paid in common stock (par value)	7,887	1,502
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	2,046,745	3,006,094
Vested restricted common stock (par value)	40	1,183
Properties, plant and equipment purchases in accounts payable	24,268	135,020

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we", "our" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

During the three and nine months ended September 30, 2015, the Company shipped 3,847 and 13,117 ounces of gold, respectively, resulting in recognized revenue of approximately $4.3 million and $15.7 million, respectively. During the three and nine months ended September 30, 2015, the Company shipped 62,480 and 179,074 ounces of silver, respectively, for approximately $0.9 million and $2.9 million, respectively. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company has recurring net losses from operations and an accumulated deficit of $193.1 million at September 30, 2015. For the nine-month period ended September 30, 2015, the Company recognized a net loss of $4.5 million, however, the Company has been cash positive with $0.4 million of cash provided by operations. As of September 30, 2015, the Company had current assets of $5.1 million (including cash and cash equivalents of $2.5 million) and current liabilities of $12.8 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"). Under the Revolving Credit Facility, the Company may have borrowings up to $8 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of February 6, 2017 and allows for re-advances on the facility up to the $8 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. As described in Note 12, on October 19, 2015 the Company completed an equity offering which provided net proceeds of $5.9 million. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of inventories, stockpiles and mineralized material on leach pads, the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, derivative assets and liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

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

Comprehensive Income

The only component of comprehensive loss for the three and nine months ended September 30, 2015 and 2014 was net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain recorded assets and liabilities and for tax loss carry forwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. The Company has provided a full valuation allowance at September 30, 2015, and December 31, 2014, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This ASU provides that an entity, that measured inventory by using first-in, first-out or average cost, should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices of such inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. Early application of this ASU is permitted as of the beginning of an interim or annual reporting period. The Company elected early application of this ASU, which did not have a material impact on the condensed consolidated financial statements.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	September 30, 2015	December 31, 2014
In-process	$308,993	$428,235
Finished goods	—	—
Total inventories	$308,993	$428,235

Stockpiles	$90,999	$326,126
Mineralized material on leach pads	614,070	1,416,927
Total stockpiles and mineralized material on leach pads	$705,069	$1,743,053
Total	$1,014,062	$2,171,288

3. Properties, Plant and Equipment

The Company made capital expenditures totaling approximately $7.3 million during the nine months ended September 30, 2015. Approximately $1.9 million was used for the design and construction of the heap leach expansion and related infrastructure. Approximately $5.4 million was used to purchase strategic properties located in Storey County including 897 acres of various properties adjacent to the mining and processing operation.

During the three and nine months ended September 30, 2015, the Company recognized depreciation expense of $1.6 million and $4.8 million, respectively. Depreciation expense for the three and nine months periods ended September 30, 2014, was $1.5 million and $4.1 million, respectively.

4. Derivative Financial Instruments

Derivative financial instruments consisted of the following:

	September 30, 2015	December 31, 2014
Derivative Type
Derivative liabilities
Gold call and put options	$37,249	$32,698
Gold forwards	(9,402)	600
Total derivative liabilities	$27,847	$33,298

Gold Call and Put Option and Forward Derivatives - During the nine months ended September 30, 2015, the Company entered into separate gold forward and call and put option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call and put options are recorded as a liability. During the three and nine month periods ended September 30, 2015, the Company recognized a loss of $1,427 and $10,002, respectively, on the change in fair value of the gold forward derivatives. During the three and nine month periods ended September 30, 2015, the Company recognized a gain of $78,295 and a loss of $4,551, respectively, on the change in fair value of the call option derivatives. The recognized gains and losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call and put option derivative contracts outstanding at September 30, 2015 covered a total of 4,957 gold ounces with an average price of $1,188 for calls and forwards and $1,091 for gold puts. Silver calls totaled 15,000 silver ounces with an average price of $16.42 per ounce. The outstanding gold forward and call and put option derivative contracts are expected to settle or expire within three months.

5. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	September 30, 2015	December 31, 2014
Long-term reclamation liability — beginning of period	$5,908,700	$5,424,410
Additional obligations incurred	659,295	140,573
Accretion of reclamation liability	192,880	343,717
Long-term reclamation liability — end of period	$6,760,875	$5,908,700

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	September 30, 2015	December 31, 2014
Retirement obligation asset — beginning of period	$1,619,101	$2,491,956
Additional obligations incurred	659,295	140,573
Amortization of retirement obligation asset	(873,879)	(1,013,428)
Retirement obligation asset — end of period	$1,404,517	$1,619,101

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	September 30, 2015	December 31, 2014
Note Payable (Auramet Facility)	$2,800,000	$1,071,427
Note Payable (Caterpillar Equipment)	2,889,894	3,968,019
Note Payable (V&T)	1,000,000	—
Note Payable (Daney Ranch Property)	849,230	—
Note Payable (Dayton Resource Area)	494,795	1,953,784
Note Payable (Donovan Property)	442,450	574,141
Note Payable (Gold Hill Hotel)	264,024	278,254
Note Payable (White House)	282,526	286,595
Notes Payable - Other	394,848	549,466
Lease Obligation (Varilease)	3,925,167	—
Capital Lease Obligations	2,473,634	2,916,797
Subtotal	15,816,568	11,598,483
Less current portion	(9,792,093)	(5,897,219)
Long-term portion of long-term debt and capital lease obligations	$6,024,475	$5,701,264

Long-Term Debt Obligations

On March 6, 2015, the Company entered into an amended and restated $8 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $8 million, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility expires on February 6, 2017. On March 6, 2015, the Company drew $5 million (the "Note"), representing cash proceeds of approximately $4.4 million, net of prepaid interest and fees of approximately $0.6 million recognized as a component of prepaid assets in the condensed consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. The Note will be repaid through 25 semi-monthly cash payments of $200,000 beginning April 30, 2015, and ending April 30, 2016, with total principal and interest obligations not exceeding $5 million. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Note. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The proceeds from the Note will primarily be used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase is scheduled for completion before 2015 year end. The Note contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Note additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $8 million of availability thereunder for the period from and after June 30, 2015 to April 28, 2017.

On July 31, 2015, the Company entered into a note with V&T Management, LLC in the amount of $1 million for the purchase of approximately 212 acres of land. The note does not bear interest and payments are due quarterly each in the amount of $250,000 with the first payment due on October 1, 2015 and the last payment due on July 1, 2016.

On August 31, 2015, the Company entered into a note in the amount of $1.8 million for the purchase of land and buildings. The note does not bear interest and is due in full on January 31, 2016. Upon entering into the note, the Company issued 1,538,462 shares of common stock to the noteholder as partial payment on the note. The final balance due on this note will be the amount remaining after the 1,538,462 shares of common stock are sold by the noteholder and the proceeds from the sale of stocks are applied to the unpaid balance. As of September 30, 2015, the net amount due on the note after consideration of the shares of common stock issued is $0.9 million.

Lease Obligations

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale leaseback accounting and has accounted for the transaction under the financing method. The Company's obligations under the Varilease agreement are secured by an interest in the Company's mining equipment in exchange for 24 monthly payments of $228,820 totaling the cash proceeds of $5 million and applicable interest.

Capital Lease Obligations

On March 10, 2015, the Company entered into a new capital lease agreement totaling $175,015 with Kimball Equipment for the purchase of mining equipment.

7. Stockholders’ Equity

On August 26, 2015, the Company received written authorization from a majority of the holders of the Company’s outstanding Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the "Preferred Stock") to amend the certificates of designation of rights, preferences, rights and limitations of the Preferred Stock (the “Charters”).

The amendments to the Charters resulted in the automatic conversion of the Preferred Stock into shares of Common Stock at the conversion price of each series of Preferred Stock. As a result of the approval of the amendments to the Charters, the Company issued approximately 53.6 million shares of common stock. Further, as a result of the approval of the amendments to the Charters, the Company declared and paid each Preferred Stock holder a one-time dividend of 127 common shares per share of Preferred Stock. Approximately 6.2 million shares of common stock were issued for this one-time dividend. The Certificates of Amendment to the Charters were filed with the Secretary of State of the State of Nevada on August 27, 2015.

During the nine months ended September 30, 2015, the Company amended an agreement entered into in 2013 with V&T Management LLC, to purchase approximately 212 acres of land. The original agreement included a cash payment of $1.5 million and 650,000 in Company restricted common stock. The new terms of the amended agreement revoke the portion of the purchase price paid in shares and require the remaining balance to be paid in cash. As a result of the amendment, 650,000 restricted shares of common stock were returned to the Company and the shares canceled.

During the nine months ended September 30, 2015, the Company terminated a prior year agreement to purchase a building near its current mine offices. The original agreement included a cash payment of $34,000 and $388,000 in Company restricted common stock. The Company did not close escrow on the property and no transfer of deed had occurred under the agreement. Accordingly, the related property and equity issued were not given accounting consideration in the Company's condensed consolidated financial statements. As a result of the termination, 235,151 restricted shares of common stock were returned to the Company and the shares canceled.

During the nine months ended September 30, 2015, the Company issued 30,303 shares of common stock from the conversion of 50 shares of Series B Convertible Preferred Stock.

During the nine months ended September 30, 2015, the Company entered into an agreement to purchase patented mining claims referred to as "Vulcan". The total purchase price was comprised of $20,500 cash payment and 36,145 shares of Company restricted common stock. No transfer of deed will take place prior to sellers receiving the proceeds from the sale of shares. As of September 30, 2015, no transfer of deed has occurred under the agreement. Accordingly, the related property and equity issued were not given accounting consideration in the Company's condensed consolidated financial statements.

During the nine months ended September 30, 2015, the Company closed escrow on the purchase of land near its mining operations. The purchase was closed on August 31, 2015, and included the issuance of 1,538,462 shares of common stock with a fair value of $845,129.

During the nine months ended September 30, 2015, the Company issued 172,850 shares of common stock in consideration of a property transaction related to the purchase of a commercial residential building and an additional lot with a fair value of $107,916.

During the nine months ended September 30, 2015, the Company closed escrow on the purchase of additional land lots. The purchase, recorded on January 29, 2015, included the issuance of 15,000 shares of common stock with a fair value of $16,040.

During the nine months ended September 30, 2015, 60,000 shares of restricted stock vested under the 2011 Equity Incentive Plan.

In January 2015 and in July 2015, the Company declared and issued 5,670,065 shares of common stock at par value as dividends on outstanding shares of convertible preferred stock.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call and put options	$37,249	$—	$37,249	$—
Gold forwards	(9,402)	—	(9,402)	—
Note payable (Daney Ranch Property)	$849,230	$—	$849,230	$—
Total Liabilities	$877,077	$—	$877,077	$—

The following table presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call options	$32,698	$—	$32,698	$—
Gold forwards	600	—	600	—
Total Liabilities	$33,298	$—	$33,298	$—

We had no assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

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

Note payable (Daney Ranch Property) - The note payable is valued as the difference between the $1.8 million face amount, reduced by the proceeds to be received by the noteholder from the sale of the 1,538,462 shares of common stock to be sold through January 31, 2016 by the noteholder. The Company has estimated the proceeds to be received upon the sale of the common stock by the noteholder using the Black-Scholes model with various observable inputs. These inputs include contractual terms, stock price, volatility, dividend yield, and risk free interest rates. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

9. Net Loss Per Common Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,307,358)	$(1,048,758)	$(4,527,690)	$(8,262,325)
Preferred stock dividends	(3,644,888)	(931,680)	(5,452,445)	(2,802,769)
Net loss available to common shareholders	$(7,952,246)	$(1,980,438)	$(9,980,135)	$(11,065,094)

Denominator:
Basic weighted average shares outstanding	112,133,768	82,912,805	94,036,959	77,065,692
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	112,133,768	82,912,805	94,036,959	77,065,692

Net income (loss) per common share:
Basic	$(0.07)	$(0.02)	$(0.11)	$(0.14)
Diluted	$(0.07)	$(0.02)	$(0.11)	$(0.14)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income and (loss) per share, because the inclusion of such shares would be anti-dilutive or certain performance conditions have not been achieved.

	September 30,
	2015	2014
Convertible preferred stock	—	53,653,703
Stock options and warrants	50,000	583,500
Restricted stock	1,688,000	1,796,600
	1,738,000	56,033,803

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

The Company has an operating agreement with Northern Comstock LLC, an entity controlled by a related party. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the "Amendments"), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 to be made in the form of cash, or in certain circumstances, the Company’s common stock. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. The Amendments also eliminated all royalties with the related party associated with these properties.

On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. In March 2015, the remaining portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

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

The realignment occurs over two phases, with Phase 1 requiring approximately 12 weeks and Phase 2 requiring an additional six months. Phase 1 of the project was completed during the second quarter effectively and safely realigning a portion of the state route away from the early 1900’s historic Silver Hill Shaft and loose dump fill that caused the instability in that portion of the road. The historic shaft was also capped permanently. The cost of Phase 1 was approximately $862 thousand.

Phase 2 included removal of additional material on the east side of the canyon and will conclude with a tie in of the south end of the newly constructed (Phase 1) alignment. Phase 2 began during the third quarter. Costs related to Phase 2 were approximately $819 thousand. These costs are classified as land and road development on the Company’s Statement of Operations. A short closure is necessary toward the end of Phase 2 for the tie in and completion of the realignment. The project is estimated to last through November of 2015, with an estimated remaining cost of approximately $1 million.

Upon completion of the bypass, NDOT’s prescriptive rights to operate the road will be transferred from the existing closed section of State Route 342 to the new roadway alignment.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material impact on our business, results of operations, financial condition or cash flows.

11. Segment Reporting

As of September 30, 2015 the Company operates two segments, mining, and hospitality and lease. The mining segment consists of all activities and expenditures associated with mining. The hospitality and lease segment consists of hotel rooms, cottages, restaurant, bar and other services provided by Gold Hill Hotel.  We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and inter-segment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Mining	$4,301,169	$6,513,348	$15,670,371	$18,098,395
Hospitality and lease	43,904	274,201	200,411	668,530
Total revenue	4,345,073	6,787,549	15,870,782	18,766,925

Cost and Expenses
Mining	(8,272,182)	(7,886,550)	(22,390,190)	(25,779,216)
Hospitality and lease	(42,549)	(331,613)	(303,843)	(922,758)
Total cost and expenses	(8,314,731)	(8,218,163)	(22,694,033)	(26,701,974)

Operating Income (Loss)
Mining	(3,971,013)	(1,373,202)	(6,719,819)	(7,680,821)
Hospitality and lease	1,355	(57,412)	(103,432)	(254,228)
Total loss from operations	(3,969,658)	(1,430,614)	(6,823,251)	(7,935,049)

Other income (expense), net	(337,700)	381,856	2,295,561	(327,276)
Net loss	$(4,307,358)	$(1,048,758)	$(4,527,690)	$(8,262,325)

Depreciation, Depletion and Amortization
Mining	$1,921,305	$1,735,195	$5,701,880	$4,969,374
Hospitality and lease	32,120	24,204	87,637	89,158
Total depreciation, amortization and depletion	$1,953,425	$1,759,399	$5,789,517	$5,058,532

Capital Expenditures
Mining	$3,893,218	$2,815,573	$7,544,841	$4,906,700
Hospitality and lease	—	—	14,663	83,477
Total capital expenditures	$3,893,218	$2,815,573	$7,559,504	$4,990,177

	As of September 30,	As of December 31,
	2015	2014
Assets
Mining	$43,733,951	$45,029,258
Hospitality and lease	1,339,143	1,426,614
Total assets	$45,073,094	$46,455,872

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

12. Subsequent Events

On October 19 2015, the Company issued 10,169,492 shares of common stock at a price per share of $.059. As a result of the offering, the Company will receive net cash proceeds of approximately $5.9 million.

On October 1, 2015, the Company amended the existing $1.8 million note agreement related to the Daney Ranch property. Under the terms of the original agreement, the final payment was to be made in cash. The October 1, 2015 amendment permits the Company to settle the note payable in shares of common stock, which will then be sold by note holder in satisfaction of the outstanding principal amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three and nine month periods ended September 30, 2015, as well as our future results. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2014.

Overview

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and is an emerging leader in sustainable, responsible mining, including concurrent and accelerated reclamations, soil sampling, voluntary air monitoring, cultural asset protection and historical restorations.  The Company began acquiring properties in the Comstock District in 2003.  Since then, the Company has consolidated a significant portion of the Comstock District, re-zoned its properties consistent with mining uses, built an infrastructure, and brought an exploration project into production. The Company continues acquiring additional properties in the district, expanding its footprint and creating opportunities for further exploration, development and mining.  The near term goal of our business plan is to deliver stockholder value by validating qualified reserves (proven and probable) from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible.

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

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 20,815 and 22,925 gold equivalent ounces in 2013 and 2014, respectively. That is, the Company produced 17,739 ounces of gold and 186,482 ounces of silver in 2013, and 19,601 ounces of gold and 222,416 ounces of silver in 2014. During the first nine months of 2015, the Company poured 13,117 ounces of gold and 179,074 ounces of silver. The Company reduced its strip ratio from a 2014 average of 4.83 to less than 1.0. Grade remained strong at 0.031 ounces of gold per ton and 0.663 ounces of silver per ton or higher, continuing the grade improvement trend started in 2014. The recovery rate for gold has sustained at 81%.

We continue expanding our property footprint and creating opportunities for exploration and mining.  The Company now owns or controls approximately 8,546 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,245 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,301 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has focused development to date on the Lucerne Resource Area (including both surface and underground east-side targets), the Dayton Resource Area and the Spring Valley exploration target. We also plan on focusing longer term, future explorations on the Northern Extension, Northern Targets, and Occidental Target Areas subsequent to the exploration and development of Lucerne, Dayton and Spring Valley. Production has been ongoing in the Lucerne Mine since 2012, and this year, the Company is nearing completion of the first phase surface mining activities, the SR 342 road realignment and the final extraction of existing mine dumps. On September 5, 2015, the Company also began construction of an underground exploration portal and drift at the north end of the floor in the existing Lucerne Surface Mine. On September 24, 2015 the Company announced that the drift had reached a linear distance of approximately 200 feet and that the first drill platform had been constructed and the underground drilling of the previously discovered, dike-like masses of quartz porphyry (PQ), had commenced. As of October 20, 2015, the drift had reached a linear distance of approximately 450 feet.

SR-342 Realignment and Extraction of Existing Mine Dumps

In early February, the Nevada Department of Transportation, (NDOT), closed an approximate two-mile section of SR-342, south of Gold Hill, as a safety precaution following roadway cracking and area specific sinking during a weekend of heavy rains. The area of sinking is above a historic mine-shaft dating back to the early 1900's, and that portion of the road sits on old mine dumps and looser fill that has a history of instability and, in some cases, failure. The Company owns the land, with NDOT granted prescriptive rights to operate the state roadbed over that private land.  Storey County, NDOT, the Company, and other applicable regulatory agencies evaluated several remedies for the realignment of SR-342. The route is being realigned to the east of the historic shaft, enabling safe travel and continued mining, while positioning the area for future mining and development.

In addition, during the latter part of 2014, the geological and environmental teams undertook a systematic evaluation of historic mine dumps throughout most of the central part of the District. Quantifying and understanding the nature of possible legacy contaminants and identifying the extent of mineralization with the potential to increase mineable resources were the two primary objectives. Overall, we identified approximately 640,000 tons of mineralized dump materials. Of that total, approximately 450,000 tons were located underneath and to the east of State Route 342, with an average grade between 0.025-0.035 opt Au. These tons are being extracted as part of the SR-342 re-alignment, and stacked onto the leach pad for processing providing a significant environmental remediation and a meaningful contribution to operations and production schedule.

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

Phase 2 includes removal of additional loose dump fill and related material on the east side of the canyon and will conclude with a tie in of the south end of the newly constructed (Phase 1) alignment. A final, approximately seven-week closure commenced on September 29, 2015. This was required for the final tie in and completion of the realignment. The latter part of Phase 2 also includes plans for a restoration and stabilized storm water flow, post construction. This consists of excavating historic waste rock and contaminated material from a section of Gold Canyon Creek.  The excavated portion of Gold Canyon Creek will be realigned and restored to allow for stabilized storm water flow and allow for areas of re-vegetation and site enhancement.  The Company received authorization under Nationwide Permit Number 27 on July 10, 2015, and is proceeding with these activities.  Other applicable (from the State of Nevada) permits; including a "401 Water Quality Certification" and a "Temporary Permit for Working in Waterways" were obtained in the first quarter of 2015. The project is scheduled for early completion in November 2015, with an estimated remaining cost of approximately $1 million.

Upon completion of the bypass, NDOT’s prescriptive rights to operate the road will be transferred from the existing closed section of State Route 342 to the new roadway alignment.

Dayton Drill Program

Surface drilling on the Company’s Dayton property, located in the southern part of the Comstock district, commenced in the first quarter of 2015 The program consisted of 408 holes totaling 30,818 feet of drilling that was completed in late September of 2015. See Dayton Property: Figure 1 below. The Company used an extremely efficient percussion drill rig, with total program costs of about $200,000, or about $6.50 per foot.

The Company also completed underground mapping and sampling from a number of historic mine tunnels. This work, together with the drilling, resulted in several important discoveries, including defining multiple, previously undefined mineralized zones and additional dike-like masses of quartz porphyry, similar to Lucerne.

Dayton Property
Figure 1
Legend
Gold >= 0.067 opt
Gold >= 0.049 opt
Gold >= 0.015 opt
Gold < 0.015 opt
Previous Drillhole Collars
Fault Indicated
Fault Observed
SR 341
20 ft contours
Dayton Project Boundary
Underground Workings
Feet
0 125 250 500
Dayton Cut
Silver City Fault
Alhambra Cut
Mill Fault
Alhambra Fault
Silver City Fault
Bounding Fault
Grizzly Hill Fault
Kossuth Mine
200 Level
SR 341
Gordon Cut
Gennessee Area

The main objective of the program was to pinpoint the major surface structures (faults) and then explore these structures for mineralization. This then enabled efficient infill drilling that further refined and resolved areas of structural complexity in the geologic models. The program was successful in both defining and expanding the near-surface mineralization. The Company will update its geologic model based on the results of this drilling program and increase the gold and silver resource estimate. The Company is now finalizing a comprehensive drill program designed to deliver a mine plan, economic reserves and mine life.

Of the 408 holes drilled, 245 contained intercepts of 10 feet or more in length with gold grades exceeding or equal to 0.015 ounces per ton (opt.), and with an overall weighted average grade of 0.035 opt Au and 0.323 opt Ag. Out of those same 245 holes, a total of 32 contained intercepts of 10 feet or more in length with an average Au grade exceeding or equal to 0.100 opt Au., and with an overall average weighted grade of 0.148 opt Au and 0.694 opt Ag (Table 1).

TABLE 1 - Drill hole intercepts of 10 feet or greater in length with gold (Au) grades equal to or exceeding 0.100 opt.:

Hole ID	Interval Depth	Intercept Length	Au grade (opt).	Ag grade (opt.)
DA-037	20-30’	10 feet	0.183	0.533
DA-099	60-70’	10 feet	0.129	0.566
DA-100	60-70’	10 feet	0.237	0.790
DA-117	20-30’	10 feet	0.100	0.557
DA-119	10-30’	20 feet	0.139	0.626
DA-127	10-20’	10 feet	0.112	1.898
DA-188	70-82’	12 feet	0.128	0.186
DA-193	60-70’	10 feet	0.164	0.700
DA-197	10-20’	10 feet	0.180	1.090
DA-199	40-54’	14 feet	0.113	1.063
DA-200	70-82’	12 feet	0.252	1.266
DA-208	0-10’	10 feet	0.143	0.899
DA-209	30-36’	6 feet	0.114	1.550
DA-212	10-20’	10 feet	0.167	0.279
DA-215	0-10’	10 feet	0.105	0.909
DA-228	50-60’	10 feet	0.219	0.485
DA-237	10-20’	10 feet	0.131	1.440
DA-260	30-35’	5 feet	0.256	1.274
DA-273	50-60’	10 feet	0.161	0.071
DA-279	0-10’	10 feet	0.143	0.538
DA-289	10-20’	10 feet	0.142	0.148
DA-290	20-30’	10 feet	0.100	0.246
DA-294	50-60’	10 feet	0.122	0.397
DA-295	10-20’	10 feet	0.107	0.603
DA-316	30-40’	10 feet	0.184	0.238
DA-318	0-10’	10 feet	0.123	0.232
DA-333	50-60’	10 feet	0.292	0.731
DA-344	0-10’	10 feet	0.161	2.155
DA-367	70-82’	12 feet	0.266	0.437
DA-369	10-20’	10 feet	0.115	0.116
DA-395	40-60’	20 feet	0.160	0.678
DA-397	40-50’	10 feet	0.108	1.158
DA-403	20-30’	10 feet	0.100	1.050
DA-404	60-70’	10 feet	0.108	1.103

The underground mapping and sampling effort, together with the drilling, resulted in several important discoveries.  The most significant was defining mineralization along a previously undrilled, 600-foot segment of the Grizzly Hill Fault and additional mineralization at an intersection of the Grizzly Hill and Alhambra Faults with the Silver City fault. The Company also discovered additional dike-like masses of quartz porphyry, similar to Lucerne, that generally host significant mineralization. Finally, the drilling also helped to define extended mineralization along a 550-foot segment of the Mill Fault.

The Company also commenced metallurgical test-work on representative samples of mineralized rock types. The Company also commenced standard column tests on five surface-generated samples and one underground sample. These tests are ongoing. All samples, both from drilling and underground, were analyzed for gold and silver at the Company’s existing, on-site, industry standard, production assay lab.

The Dayton property includes the Dayton (Marble), Alhambra, Kossuth, Metropolitan and Gennessee patents representing a structurally controlled mineralized system hosted in tertiary volcanic rocks that, in terms of the overall geologic setting, is similar to the Company's Lucerne property. The properties are separated by approximately one mile along the Silver City branch of the Comstock Lode.

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

The first phase of the tunnel development, with a planned investment of $3 million, is expected to be approximately 800 feet, running parallel to the PQ target. This phase includes approximately 20,000 feet of diamond-core definition drilling and is scheduled for completion before year-end.  Previously disclosed drill data from the PQ includes 46 intercepts of at least 10 feet that grade, on average, over 0.23 ounces of gold per ton and over 1.71 ounces of silver per ton. The construction of the underground exploration portal (“Harris Portal”) and development of the exploration drift (“tunnel”) in the existing Lucerne Surface Mine commenced on September 5, 2015 and is progressing on schedule, reaching a linear distance of approximately 300 feet at September 30, 2015.  On September 24, 2015, construction of the first drill platform was completed and the underground drilling of the previously discovered, dike-like masses of quartz porphyry (PQ), commenced.

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

The Company partnered with American Mine and Tunneling LLC, and American Drilling Corp, LLC
, based on their superior expertise and quality services to the mining industry, ranging from beginning stage drilling and exploration to initial drift and tunneling, to commence developing a new underground access to the PQ structures and the almost adjacent Woodville Bonanza structures.

Permitting for Expansions

On July 8, 2015 Storey County Board of Commissioners confirmed that the major modifications to the Company’s operating plan conform to the conditions of the existing Special Use Permit No. 2000-222-A-5 (‘SUP’) and unanimously approved that plan.  The modified operating plan outlines the Company’s plan to develop a portal and underground tunnel (a “drift”) alongside a highly mineralized series of high-grade structures.  The Company then plans to efficiently drill and develop those structures into an expanded resource and, based upon the final economic feasibility analysis, expanded mine plans.  The existing permit allows the Company to begin construction activities of an underground mine portal for exploration and development of known Lucerne resources, ultimately with the objective of establishing gold and silver reserves.  The Company plans to invest approximately $3 million for the first phase, including the underground portal, primarily core drilling and certain related infrastructure for the Lucerne underground exploration and development project.

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

On August 25, 2015, the Company announced that the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (NDEP-BMRR) issued a Notice of Decision (NOD) approving an Engineering Design Change to the Company's Water Pollution Control Plan for Underground Exploration. NDEP-BMRR also approved a major modification to the Company's Reclamation Permit and Surety Decision for the proposed Underground Development of the Lucerne Mine. These modified permits allow the construction of an underground exploration portal and drift at the north end of the floor in the existing Lucerne Surface Mine. The exploration project is situated on previously-disturbed private land.

The Company also filed a modified water pollution control permit for the expansion of an additional heap leach pad cell (Cell 10), with approval anticipated in the fourth quarter of 2015.

Production

During 2014, the Company completed its second full year of production and transitioned from the Billie the Kid and Hartford patented claims in the Lucerne West-side Mine to the higher-grade Justice and Lucerne patents, also in the Lucerne West-side Mine. The Company completed the planned mining for the Billie the Kid, Hartford and Justice patents during 2014, while continuing to mine the Lucerne patent through 2014 and 2015. During the second and third quarters of 2015, the Company further expanded its activities to include a more significant amount of extraction from the historic mine dumps adjacent to and underneath the existing portion of SR-342, into the daily production schedule. Substantially all of the operations for the second half of 2015 are focused on surface activity, including the extraction of the mineralized material contained in those remaining mine dumps while also completing the realignment of SR-342, establishing a drift into the higher-grade PQ and Woodville targets, and developing those targets towards the establishment of reserves for potential future mining.

The Company operates a heap leach based, gold and silver production system, including a zinc-precipitate based Merrill-Crowe processing plant. The Company, under the existing water pollution control permit with the State of Nevada, has the crushing and processing capacity to operate at a rate of up to 4.0 million tons of material crushed and stacked, per annum. The Merrill-Crowe system facilitates that capacity with an operating fluid processing rate of over 1,000 gallons per minute. In March 2015, the Company completed construction of a ninth heap leach pad cell. The Company's nine cells continue under solution until the target gold and silver recovery rates have been achieved.

The following table presents mining operations and production for the each of the first three quarters of 2015 and 2014 and for the nine month period ended September 30, 2015 and 2014:

	3Q 2015	2Q 2015	1Q 2015	YTD 2015	3Q 2014	2Q 2014	1Q 2014	YTD 2014
Mining Operations
Tons Mined	140,415	254,856	316,199	711,470	1,131,985	944,166	947,852	3,024,003

Processing
Tons Crushed	104,286	211,942	157,612	473,840	191,013	122,026	205,686	518,725

Weighted Average Grade Per Ton Au	0.021	0.030	0.039	0.031	0.026	0.034	0.024	0.027
Weighted Average Grade Per Ton Ag	0.573	0.654	0.734	0.663	0.564	0.546	0.345	0.473

Estimated Au Ounces Stacked	2,240	6,438	6,083	14,761	4,926	4,191	5,016	14,133
Estimated Ag Ounces Stacked	59,717	138,639	115,689	314,045	107,822	66,607	70,989	245,418
Estimated Au Equivalent* Ounces Stacked	3,034	8,344	7,669	19,047	6,584	5,205	6,140	17,929

Au Ounces Poured and Sold	3,847	4,575	4,695	13,117	5,002	4,763	4,507	14,272
Ag Ounces Poured and Sold	62,480	60,112	56,482	179,074	61,096	48,626	49,358	159,080
Au Equivalent* Ounces Poured	4,678	5,400	5,470	15,548	5,936	5,499	5,290	16,725

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	75.27	72.73	72.91	73.63	65.03	65.69	63.14	64.62

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver
Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014 YTD	0.030	0.527

Q1, 2015	0.039	0.734
Q2, 2015	0.030	0.654
Q3, 2015	0.021	0.573
2015 YTD	0.031	0.663

During the third quarter of 2015, the Company poured 3,847 ounces of gold and 62,480 ounces of silver. The Company mined approximately 140,000 tons of material (mineralized material and waste). Total mineralized material delivered to the leach pad was 104,000 tons.

Gold and silver grades improved as compared to 2014, and the weighted average for the nine months ended September 30, 2015, was 0.031 ounces per ton gold and 0.663 ounces per ton silver as compared to a weighted average for the nine months ended September 30, 2014, of 0.027 ounces per ton of gold and 0.473 ounces per ton of silver, representing a 15% and 40% increase, respectively.

Throughout the first nine months of 2015, the Company realized an average price of $1,212.03 price per ounce of gold and a $15.96 average sales price per ounce of silver.  In comparison, commodity market prices in the first nine months of 2015 averaged $1,178.69 per ounce of gold and $16.02 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first nine months of 2015, actual costs applicable to mining revenue were approximately $13.2 million, $10.4 million net of silver credits as compared to $17.8 million, $14.6 million net of silver credits during the first nine months of 2014, representing a 25% reduction of net costs applicable to mining revenue. Costs applicable to mining revenue include mining and processing labor, maintenance, drilling and blasting and assaying costs, among others. Costs applicable to mining revenue for the first nine months of 2015 and 2014 also include depreciation of $4.6 million and $3.9 million, respectively.

During the first nine months of 2015, the Company continued reducing costs applicable to mining revenue, targeting $7 million in reductions this year as compared to 2014. The Company has already realized $4.2 million of savings from reduced labor, drilling, and blasting and fuel and $0.9 million of cost reductions in non-mining activities in the first nine months of 2015, as compared to the same period in 2014. The Company has also identified $3.0 million of potential cost reductions in all other non-mining activities, including general, administrative, and environmental areas. The Company incurred approximately $0.7 million in severance costs during the first nine months of 2015, in mining and general and administrative expenses, associated with organizational cost reductions. The Company is on track to achieve or exceed its stated costs savings target.

Outlook

The Company has been cash flow positive from operations for the first nine months of 2015, and expects to generate cash from mining operations in the fourth quarter, notwithstanding weaker revenues in fourth quarter as the Company transitions from the final phase of surface mining in Lucerne to the expansion into an underground portal and drift development in Lucerne. The Company is concurrently completing the road realignment during fourth quarter.

The Company commenced the underground drift-mining and drilling, associated with the first underground exploration phase of a quartz porphyry geological target (“PQ target”), in September 2015, and expects to complete drift-sampling, drilling and ongoing metallurgical test work of the PQ target by December 2015. The second major phase of drift-mining and drilling, currently planned for the Woodville target, is expected to be completed by April 2016.

The Company's goals for this year included minimizing operating and capital costs, including the elimination of legacy royalties and dividends, restructuring and simplifying our capital structure, eliminating and reducing certain liabilities, completing the SR-342 realignment project, currently scheduled for completion in November 2015, expanding the Lucerne exploration and development activities, primarily through the underground portal and drift development and commencing the final development phase of the Dayton Resource Area.

During the first nine months of 2015, the Company continued reducing costs applicable to mining revenue and increased its expectation of savings from costs applicable to mining to $7 million (from a previous target of $5 million), when comparing 2015 to 2014. The Company has also doubled its expectation of savings from all other non-mining activities, including general, administrative, hospitality, mine claims and costs and environmental and other areas, to $3 million (from a previous target of $1.5 million), when comparing 2015 to 2014. These increases raise our total costs savings targets to $10 million, from $6.5 million, when comparing 2015 to 2014. In both categories, the Company is on track to achieve or exceed its stated costs savings target.

Recent Developments

On October 19 2015, the Company issued 10,169,492 shares of common stock to investors at a price per share of $0.59. As a result of the offering, the Company received net cash proceeds of approximately $5.9 million.

As announced on August 27, 2015, the Company successfully completed a restructuring of certain components of its capital structure, primarily associated with all series of its issued and outstanding Convertible Preferred Stock and certain obligations associated with the Northern Comstock joint venture associated with some its most important land holdings. The Company successfully converted all of its preferred stock to common stock, eliminating the preferred stock, eliminating the special rights of the preferred stock holders, including extra voting rights, and eliminating future dividends associated with those instruments. The Company also materially reduced future capital and royalty obligations associated with some of its highest prospective mineralized land claims contained in the Northern Comstock joint venture.

In addition, on August 27, 2015, the Company announced that it entered into the first amendment of its operating agreement (the "First Amendment") with the other members of its Northern Comstock LLC joint venture. The First Amendment permanently reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million (now payable at $812,500 per year for twelve years) and permitted such capital contributions, to be made in the form of cash, or in certain circumstances at the Company’s option, with the Company’s common stock. The First Amendment also provides for a one-time acceleration of $1,625,000 of the capital contributions payable when the cash and cash equivalents of the Company exceed $12,500,000 and an addition provision for accelerating scheduled payments, but not ever increasing the overall payments, based on a percentage (that is, 3%) of active production revenue generated by the properties subject to the Northern Comstock LLC joint venture. On September 28, 2015, the Company entered into the second amendment of its operating agreement (the "Second Amendment") with the other members of its Northern Comstock LLC joint venture. Pursuant to the Second Amendment, the Company's annual contributions of $812,500 per year were divided into eleven monthly cash capital contributions of $30,000 with a single annual capital contribution of $482,500 payable in cash unless the Company has cash and cash equivalents of less than $10,500,000 on the date of such payments, wherein the Company then has the option to pay that annual contribution in common stock or cash, at its option. The Second Amendment also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company's capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Second Amendment also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture.

On September 28, 2015, the Company announced that the Board of Directors of the Company received and accepted the resignation of John V. Winfield as Chairman of the Board. Upon receipt of such resignation, the Board appointed Corrado De Gasperis as Executive Chairman of the Board and Robert C. Kopple as Lead Independent Director and Vice Chairman of the Board.

Land and Mineral Right Purchases

The Company continues to increase its footprint in the Comstock District through strategic acquisitions. The Company considers the historic Comstock District central to its growth strategy.
During the first nine months of 2015, the Company completed various purchases of land and buildings totaling over 897 acres of land in Gold Hill, Nevada, including properties adjacent to the mining and processing operation, with purchase prices totaling approximately $5.6 million, including the issuance of 1,553,462 restricted shares of common stock as part of the purchase of two of the properties.

Comparative Financial Information

The Company had two operating segments as of September 30, 2015, mining, and hospitality and lease. As we continue to focus on the increased productivity of our mining operations, our hospitality and lease segment has become insignificant to our consolidated financial position, results of operation, and cash flows for the three and nine months ended September 30, 2015.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2015	September 30, 2014	Change
Revenue - Mining	$4,301,169	$6,513,348	$(2,212,179)
Revenue - Hospitality and lease	43,904	274,201	(230,297)

Costs applicable to mining revenue	3,450,311	4,377,791	(927,480)
Hospitality and lease operating costs	42,549	331,613	(289,064)
Exploration and mine development	1,505,492	767,552	737,940
Mine claims and costs	691,444	1,064,519	(373,075)
Environmental and reclamation	169,148	167,194	1,954
Land and Road Development	818,474	—	818,474
General and administrative	1,637,313	1,509,494	127,819
Loss from operations	(3,969,658)	(1,430,614)	(2,539,044)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(366,011)	366,011
Interest expense	(337,700)	(264,323)	(73,377)
Interest and other income	—	1,012,190	(1,012,190)

NET INCOME (LOSS)	$(4,307,358)	$(1,048,758)	$(3,258,600)

Mining revenue in the three months ended September 30, 2015 was $4.3 million. The decrease of $2.2 million, or 34%, resulted from lower production and lower average price per ounce of gold realized of $1,116.44 versus $1,262.91 for the three months ended September 30, 2015 and 2014, respectively. The Company produced 3,847 ounces of gold (and 62,480 ounces of silver), during the three-month period of 2015, as compared to 5,002 ounces of gold (and 61,096 ounces of silver) in the three-month period of 2014. The Company crushed and stacked 104,286 dry tons of mineralized material, delivering 2,240 estimated ounces of recoverable gold (and 59,717 estimated ounces of recoverable silver) to the leach pads with weighted average gold grades of 0.021 ounces per ton (and silver grades of 0.573 ounces per ton).

Throughout the three months ended September 30, 2015, the Company realized an average price of $1,116.44 per ounce of gold and a $14.83 average sales price per ounce of silver. In comparison, commodity market prices in the third quarter of 2015 averaged $1,124.01 per ounce of gold and $14.93 per ounce of silver.

Hospitality and lease revenue decreased $0.2 million in the third quarter of 2015, as compared to third quarter of 2014. Hospitality and lease operating costs decrease $0.3 million in the third quarter of 2015, as compared to third quarter of 2014. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities and business to independent operators.

Costs applicable to mining revenue were $3.5 million for the three months September 30, 2015, including $0.9 million of silver credits, as compared to $4.4 million for the three months September 30, 2014, including $1.2 million of silver credits. The reduction of $0.9 million, or 21%, of net costs applicable to mining revenue resulted from lower fuel usage, lower equipment and drill and blast costs, enabled by improved grades, yields and a lower strip ratio, and the reduction of 14 mining and related staff.

Exploration and mine development costs increased by approximately $0.7 million during the three months ended September 30, 2015, as compared to the same period ended September 30, 2014. The increase is a result of approximately $0.5 million in exploration activities, including contract service fees associated with the commencement of the underground drift-mining and drilling for the first underground exploration phase of a quartz porphyry geological target (“PQ target”) and approximately $0.2 million for the completion of a near surface drilling program at the Dayton Resource Area.

Mine claims and costs decreased by $0.4 million during the three months ended September 30, 2015, as compared to the same period ended September 30, 2014. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock joint venture. The operating agreement of Northern Comstock LLC was amended in the third quarter of 2015.

Land and road development costs were $0.8 million in the third quarter of 2015, due to a collaboration with Storey County, the Nevada Department of Transportation (NDOT) and other applicable regulatory agencies, to complete the first phase and commence the second phase of a project to realign SR-342. This project started in 2015.

Interest and other income and expense decreased approximately $1.0 million as a result of the lapse of tax indemnification in the third quarter of 2014. There was no similar income from the lapse of tax indemnification in 2015.

Change in fair value of derivatives decreased by $0.4 million in the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014. This change is primarily the result of the elimination of a debt derivative obligation related to a prior provision in the agreement with The Golden Goose Mine for the purchase of the properties in the Dayton Resource Area.

Net loss was $4.3 million for the three months ended September 30, 2015, as compared to a net loss of $1.0 million for the three months ended September 30, 2014. The $3.3 million increase in net loss resulted from a $2.4 million decrease in revenue and a $0.7 million decrease in net other income and expense, plus an increase of costs of $1.5 million resulting from $0.8 million of expense for land and road development costs associated with the SR-342 realignment and $0.7 million increase in costs associated with the first underground exploration phase and the Dayton exploration and development costs, offset by cost reductions of $1.5 million resulting primarily from a $0.4 million reduction in mine claim and costs, $0.9 million in reductions from lower labor, drill and blast, equipment and fuel usage, driven by a lower strip ratio, and lower fuel prices and $0.2 million reduction in general administrative and hospitality expenses.

Nine Months Ended:

	September 30, 2015	September 30, 2014	Change
Revenue - Mining	$15,670,371	$18,098,395	$(2,428,024)
Revenue - Hospitality and lease	200,411	668,530	(468,119)

Costs applicable to mining revenue	10,388,054	14,607,454	(4,219,400)
Hospitality and lease operating costs	303,843	922,758	(618,915)
Exploration and mine development	2,639,346	2,262,329	377,017
Mine claims and costs	2,112,806	2,981,441	(868,635)
Environmental and reclamation	473,958	750,190	(276,232)
Land and Road Development	1,680,720	—	1,680,720
General and administrative	5,095,306	5,177,802	(82,496)
Loss from operations	(6,823,251)	(7,935,049)	1,111,798
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(582,845)	582,845
Interest expense	(891,824)	(757,857)	(133,967)
Interest and other income	3,187,385	1,013,426	2,173,959

NET INCOME (LOSS)	$(4,527,690)	$(8,262,325)	$3,734,635

Mining revenue in the nine months ended September 30, 2015, was $15.7 million. The decrease of $2.4 million or 13%, resulted from lower production and lower average price per ounce of gold realized of $1,212.03 versus $1,267.47 for the nine months ended September 30, 2015 and 2014, respectively. The Company produced 13,117 ounces of gold (and 179,074 ounces of silver), during the nine-month period of 2015, as compared to 14,272 ounces of gold (and 159,080 ounces of silver) in the nine-month period of 2014. The Company crushed and stacked 473,840 dry tons of mineralized material, delivering 14,761 estimated ounces of recoverable gold (and 314,045 estimated ounces of recoverable silver) to the leach pads with weighted average gold grades of 0.031 ounces per ton.

For the nine-month period ended September 30, 2015, the Company realized an average sales price of $1,212.03 per ounce of gold and $15.96 per ounce of silver. In comparison, commodity market prices for the nine-month period ended September 30, 2015, averaged $1,178.69 per ounce of gold and $16.02 per ounce of silver.

Hospitality and lease revenue decreased $0.5 million in the nine months ended September 30, 2015, as compared to the same period in 2014. Hospitality and lease costs decreased $0.6 million in the nine months ended September 30, 2015, as compared to the same period in 2014. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities to independent operators.

During the nine months ended September 30, 2015, actual costs applicable to mining revenue were approximately $10.4 million, including $2.9 million of silver credits, as compared to $14.6 million, including $3.1 million of silver credits. The 29% reduction of net costs applicable to mining revenue is the result of lowered labor, equipment and drill and blast costs, primarily due to a lower strip ratio and lower fuel costs, from both lower consumption and lower fuel prices. The lower labor resulted from a reduction in the mine and support labor force by 43 employees during nine months ended September 30, 2015.

Exploration and mine development expenses increased by $0.4 million during the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014. The increase in costs is a result of contract service fees to commence the underground drift-mining and drilling, associated with the first underground exploration phase of a quartz porphyry geological target (“PQ target”), offset by lower third party expenses associated with engineering services and mine planning.

Mine claims and costs decreased by $0.9 million during the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock joint venture. The operating agreement of Northern Comstock LLC was amended in the third quarter.

Land and road development costs were $1.7 million in the nine months ended September 30, 2015, due to collaboration with Storey County, the Nevada Department of Transportation (NDOT) and other applicable regulatory agencies, to complete the first phase and commence the second phase of a project to realign SR-342.  This project started in 2015.

Change in fair value of derivatives decreased by $582,845 in the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014. This change is primarily the result of the release of debt derivative obligation related to a make whole provision in the agreement with The Golden Goose Mine for the purchase of the properties in the Dayton Resource Area.

Other income (expense) increased approximately $2.2 million in the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014. On October 20, 2010, the Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. In nine months ended September 30, 2015, the remaining portion of the indemnity has lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the condensed consolidated statements of operations.

Net loss was $4.5 million for the nine months ended September 30, 2015, as compared to $8.3 million for the same period ended September 30, 2014. The improvement of $3.7 million primarily results from $5.1 million cost reductions associated with mining and all other non-mining costs and $3.2 million reduction in the loss contingency in the first nine months of 2015, as compared to the first nine months of 2014, primarily offset by an increase of $1.7 million of expense for land and road development costs associated with the SR-342 realignment and a $2.9 million decrease in revenue.

Liquidity and Capital Resources

Total current assets were $5.1 million at September 30, 2015, including cash and cash equivalents of $2.5 million. Inventories, stockpiles, and mineralized material on leach pad totaled $1.0 million.

On March 6, 2015, the Company reached an agreement to draw on a restated $8 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $8 million, subject to satisfying certain conditions and obtaining certain consents. The proceeds from the Revolving Credit Facility will primarily be used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase before 2015 year end. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $8 million of availability thereunder for the period from and after June 30, 2015 to April 29, 2016.

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

Net cash generated by operating activities was $0.4 million for the nine months ended September 30, 2015, including a use of $1.7 million spent on the first and second phase of the SR-342 road realignment, as compared to a use of cash of $2.6 million for the nine months ended September 30, 2014. The Company's positive cash flow from operating activities in the first nine months of 2015, was primarily driven by reduced operating costs associated with lower labor, blasting, fuel and equipment rental and maintenance costs relative to production of mineralized material. The use of cash in the first nine months of 2014, was primarily from operating losses associated with higher mining costs relative to revenue due to a relatively higher ratio of waste to ore and pay down of $1.2 million of accounts payables balance.

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2015, primarily from $2.8 million for strategic land purchases and $1.9 million for the design and construction of the heap leach expansion and related infrastructure. Net cash used in investing activities for the nine months ended September 30, 2014, was $2.5 million, primarily as the result of $1.9 million purchase of land and mining vehicles, and bond increases of $0.8 million, offset by $0.2 million of proceeds from the sale of equipment previously used in our mining activities.

Net cash provided by financing activities for the nine months ended September 30, 2015, was $1.6 million, comprised of proceeds of $4.4 million from the Revolving Credit Facility and $5.0 million from the Varilease equipment lease agreement, offset by the pay-down of other long-term debt obligations of approximately $7.8 million. Net cash provided by financing activities for the nine months ended September 30, 2014 was $11.9 million, comprised of net proceeds of $11 million from sale of securities and proceeds of $4.6 million from the Revolving Credit Facility, partially offset by the pay-down of the Company's long-term debt obligations of approximately $3.7 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses since 2012. The Company generated cash from operations from the three quarters ended March 31, 2015, June 30, 2015, and September 30, 2015, after spending of $1.7 million for the SR-342 road realignment. During the first nine months of 2015, the Company continued reducing costs applicable to mining revenue, now targeting over $7 million in reductions this year as compared to 2014. The Company has already realized $4.2 million of savings from reduced labor, drilling, and blasting and fuel in the first nine months of 2015, as compared to the same period in 2014. The Company has also now identified $3 million of potential cost reductions in all other non-mining activities, including general, administrative, land and environmental areas and has already realized $0.9 million in the period ended September 30, 2015, as compared to the same period in 2014. The Company incurred approximately $0.7 million in severance costs during the first nine months of 2015, in mining and general and administrative expenses, associated with organizational cost reductions.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company had net losses from operations since 2012, and an accumulated deficit of $193.1 million at September 30, 2015. For the three month period ended September 30, 2015 the Company realized net loss of $4.3 million and generated $0.4 million of cash provided by operations. As of September 30, 2015, the Company had current assets of $5.1 million (including cash and cash equivalents of $2.5 million) and current liabilities of $12.8 million.

The Company's success depends on its ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The Company has limited control over its costs and has no ability to control the market prices. The costs of exploration and production may fluctuate as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could materially affect the Company's ability to generate cash flow.

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

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC ("Auramet"). Under the Revolving Credit Facility, the Company may have borrowings up to $8 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of February 6, 2017 and allows for re-advances on the facility up to the $8 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

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

For the remainder of 2015, the Company plans on spending approximately $1.0 million in road and capital expenditures and approximately $1.4 million on the underground drift, drilling and some infrastructural development for the Lucerne underground mine plan development advancement. The Company also plans to pay down an additional $3.0 million in debt obligations, including $1.2 million on the Revolving Credit Facility.

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

In the third quarter of 2015, Gold Bullion prices averaged approximately $1,124.01 per ounce, up from a quarterly low close of $1,080.80 on July 24, 2015. Gold has fluctuated from that low to a high of $1,168.00 during the quarter. Silver prices averaged $14.93 per ounce, also gaining from a quarterly low of $14.27 on August 27, 2015 to a high of over $15.64 per ounce during the third quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Each of our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. In April 2015, the Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA file a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, is aggressively opposing the appeal by the CRA.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, the Company issued 36,145 shares of Company restricted common stock towards the purchase of patented mining claims referred to as "Vulcan".

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

Issuer Purchases of Equity Securities
Period	(a)Total number of shares (or units) purchased	(b)Average price paid per share (or unit)	(c)Total number of shares (or units) purchased as part of publicly announced plans or programs	(d)Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1-July 31, 2015	—	—	Not applicable	Not applicable
August 1-August 31, 2015	650,000	—	Not applicable	Not applicable
September 1-September 30, 2015	—	—	Not applicable	Not applicable
Total	650,000	—	Not applicable	Not applicable

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

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1	Restructuring Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35200) filed on July 29, 2015, and incorporated herein by reference]

10.2	Stockholders' Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35200) filed on July 29, 2015, and incorporated herein by reference]

4.1
Certificate of Amendment for the Series A-1 Certificate of Designations [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35200) filed on August 27, 2015, and incorporated herein by reference]

4.2
Certificate of Amendment for the Series A-2 Certificate of Designations [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35200) filed on August 27, 2015, and incorporated herein by reference]

4.3
Certificate of Amendment for the Series B Certificate of Designations [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35200) filed on August 27, 2015, and incorporated herein by reference]

10.3
First Amendment to the Limited Liability Operating Agreement of Northern Comstock LLC [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35200) filed on August 27, 2015, and incorporated herein by reference]

10.4*	Second Amendment to the Limited Liability Operating Agreement of Northern Comstock LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: October 23, 2015	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President and Chief Executive Officer (Principal Executive Officer)