Form 10-K
period 2015-12-31
Comstock Mining Inc.
filed 2016-01-28
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐  No ☒
The aggregate market value of the 92,298,548 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE MKT on June 30, 2015 was $54,456,143.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 22, 2016
Common Stock	162,121,355.82
DOCUMENTS INCORPORATED BY REFERENCE

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K or incorporated by reference into this Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our mine planning, exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities; future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: adverse effects of climate changes or natural disasters; current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints, equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; adverse effects of terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

“heap leaching” means a process whereby gold and silver are extracted by “heaping” crushed ore onto impermeable leach pads and applying a weak cyanide solution that dissolves the gold and silver from the ore into a precious metal-laden solution for further recovery.

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

“quartz” is one of the most common of all rock-forming minerals and one of the most important constituents of the earth’s crust. Quartz may be transparent, translucent, or opaque; it may be colorless or colored.

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

“sulfide” means a compound of sulfur and a metallic element, generally processed using milling methods.

“tailings” means refuse materials resulting from the washing, concentration, or treatment of ore.

“ton” means a short ton (2,000 pounds).

“vein” is a deposit of non-sedimentary origin, which may or may not contain valuable minerals; lode.

“waste” means rock or other material lacking sufficient grade and/or other characteristics to be economically processed or stockpiled as ore and which is often necessary to access an ore deposit.

PART I

Item 1. Business

OUR COMPANY

Unless the context otherwise indicates, the terms “Comstock,” “we,” “us,” “our,” “our Company” or “the Company” mean Comstock Mining Inc. and its consolidated subsidiaries.

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production. The Company also received the 2015 Nevada Excellence in Mine Reclamation award, voted on unanimously by five participating Federal and State of Nevada agencies.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our current mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. Our Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 341/342, a paved road.

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible, socially responsible and operated in a lean and low cost manner. The plans are focused on expanding both the Lucerne and Dayton Mine plans, both with surface and underground development opportunities. The Company also plans on developing longer-term exploration plans for the remaining areas, which include the Spring Valley, Northern Extension, Northern Targets, and Occidental Target areas, subsequent to the exploration and development of Lucerne and Dayton.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 22,925 gold equivalent ounces in 2014, the Company’s second full year in production and 18,455 gold equivalent ounces in 2015. That is, the Company produced 19,601 ounces of gold and 222,416 ounces of silver in 2014 and 15,451 ounces of gold and 221,723 ounces of silver in 2015.

The Company continues acquiring additional properties in the Comstock District, expanding its footprint and creating opportunities for further exploration, development and mining. The Company now owns or controls approximately 8,546 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,245 acres of patented claims (private lands), surface parcels (private lands), and approximately 6,301 acres of unpatented Lode, Placer and Mill site mining claims, which the Bureau of Land Management (“BLM”) administers.

The Company’s real estate segment owns significant non-mining properties, including Daney Ranch, the Gold Hill Hotel and related homes and cottages. The real estate segment consists of land, real estate rental properties and the Gold Hill Hotel consisting of a hotel, restaurant and a bar. On March 20, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators while retaining ownership. The initial term of the lease agreement was effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

Financial information for each of our segments is disclosed in Note 14 to the consolidated financial statements.

Current Projects

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road and 117 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company has identified six distinct target areas on its land holdings and has focused, to date, on the Lucerne Resource area (including surface and underground) and the Dayton Resource area. We anticipate developing exploration plans for the remaining areas, which include the Spring Valley, Northern Extension, Northern Targets, and Occidental Target areas, subsequent to the exploration and development of Lucerne and Dayton. The Company’s existing heap leach processing facility for gold and silver was redesigned and expanded in late 2013 and again in the fourth quarter of 2014, to accommodate production plans.

The Lucerne Resource area has been the primary focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends east and northeasterly to the area of the historic Woodville bonanza, and north to the historic Justice and Keystone mines. The Company has the key mining permits required for mining this area. The Lucerne Resource area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company and is the site of our current production activities and ongoing exploration and development program.

The Dayton Resource area is southwest of Silver City in Lyon County, Nevada. It generally includes the Dayton, Kossuth and Alhambra claims, including the old Dayton Consolidated mine workings, south to where the Kossuth claim crosses State Route 341. The historic Dayton mine was the last major underground mining operation in the Comstock District, before being closed after the War Production Board promulgated Limitation Order L-208, 7 F. R. 7992 on October 8, 1942, that closed down all gold mining operations in the United States and its territories. The Dayton Resource area ranks as one of the Company’s top exploration and potential mine production targets. In January 2014, the Lyon County Board of Commissioners approved a strategic master plan and zoning changes on the Dayton, Kossuth and Alhambra mining claims and other properties located in the Dayton Resource Area, enabling a more practical, comprehensive feasibility study for mining. Geological studies and development planning are currently underway utilizing data from the 30,818 feet of drilling completed in 2015, and data from prior drill programs.

The Spring Valley exploration target lies at the southern end of the Comstock District, where the mineralized structures lie mostly concealed beneath a veneer of sediment gravels. The area includes the Kossuth patented claim south of State Route 341, the Dondero patented property, the Daney patented claim, the New Daney lode mining claims, and the Company’s placer mining claims in Spring Valley and Gold Canyon.

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

Comstock Mine Project Claims
(Lyon, & Storey Counties, NV) As of December 2015
Comstock Mining Inc.
Base map: USGS Virginia City, Flowery Peak,
New Empire, & Dayton Quadrangles 7.5 minute Series
N
Feet
0 1,500 3,000 6,000
Patented Claims & Fee Lands
Comstock Mining Inc.
Fred Garrett
Gold Hill Hotel Inc.
NCJV (DWC)
NCJV (DWC)/Donovan
NCJV (Sutro)
NCJV (Sutro)/RR & Gold
NCJV (VCV)
NCJV(VCV)/RR & Gold
North Comstock JV
Railroad and Gold LLC
Unpatented Mining Claims
Comstock Mining Inc.
James Obester
New Daney Company Inc.
North Comstock JV
Railroad and Gold LLC
Renegade Mineral Holdings LLC
Virginia City
Silver City
Nevada
American Flat
Gold Canyon
CARSON

Figure-1 Comstock Mining’s Claims in Storey and Lyon Counties, Nevada

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Employees

As of December 31, 2015, we have 53 full-time mining employees, inclusive of our general and administrative function. During our exploration and development activities in 2016, we expect to operate with less than 25 employees.

Available Information

The Company maintains a website at comstockmining.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) are made available through our website as soon as reasonably practical after we electronically file or furnish the reports to the SEC. Also available on our website are the Company’s Governance Guidelines and Code of Conduct, as well as the charters of the audit, compensation and nominating committees of the Board of Directors. Information on our website is not incorporated into this report. Stockholders may request free copies of these documents from:
Comstock Mining Inc.
Attention: Judd Merrill, Principal Financial Officer and Principal Accounting Officer
PO Box 1118
Virginia City, NV 89440

Principal Markets

We sell our production on world markets at prices established by commodity markets. These prices are not within our control. We had revenues of $18.2 million in our third full year of production in our mining segment and $0.2 million of revenues in our real estate segment during the year ended December 31, 2015. We had operating losses of $12.3 million and $0.1 million in our mining and real estate segments, respectively, during the year ended December 31, 2015. We had total assets of $41.9 million and $1.3 million in our mining and real estate segments, respectively, as of December 31, 2015. We did not have a real estate segment for any period prior to fiscal year 2011. See Note 14 to our audited consolidated financial statements for additional information regarding our segments.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained or have pending applications for substantially all of those licenses, permits, and other authorizations currently required for our mining, exploration and other development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations. Capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, comprise a substantial part of our historical capital expenditures and our anticipated future capital expenditures. For example, we incur certain expenses and liabilities associated with our reclamation obligations. See “Reclamation” section below.

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes (NRS) 519A to 519A.280 and Nevada Administrative Code (NAC) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $11.6 million, that is, $7.1 million for BMRR and an additional $4.5 million reclamation surety bond, including $3.0 million with Storey County related to the move of State Route 342 and a $1.5 million surety bond with Storey County related to reclamation. For the years ended December 31, 2014, and 2013, the Company had provided estimates and surety bonds in the amounts of $8.6 million and $5.2 million, respectively.

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and has signed a corporate guarantee. The cash collateral percentage due to Lexon is approximately 25.0% or less of the current bond amount. The current bond amount with the State and County is $11.6 million. At December 31, 2015, $2.5 million of the required collateral has been deposited.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties and the attraction and retention of human capital. Such competitors may have substantially greater financial resources than we do.

History

The Company began acquiring properties and developing projects in the Comstock District in 2003. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006 from our existing Lucerne mine and American Flat heap leach processing facilities. Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning. The Company restarted mining operations in the third quarter of 2012 and resumed pouring doré bars of silver and gold in September 2012. In 2014, the Company produced 22,925 gold equivalent ounces. In 2015, the Company’s third full year in production, the Company produced 18,455 gold equivalent ounces, that is, 15,451 ounces of gold and 221,723 ounces of silver.

Customers

All accounts receivable amounts related to mining are due from a single customer. Substantially all mining revenues recorded to date relate to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The real estate segment has numerous customers and is not dependent on any one customer.

Financing Events

During 2015, the Company completed one equity financing transaction of $6.0 million (approximately $5.9 million, net of issuance costs) to be used to accelerate the drilling and development of the Lucerne underground program, accelerate planning and prerequisites for the next phase of Dayton drilling and development, and general corporate purposes.

On March 6, 2015, the Company reached an agreement to draw on its $10 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $10 million, subject to satisfying certain conditions and obtaining certain consents. The proceeds from the Revolving Credit Facility were used to accelerate the construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase was completed in November 2015. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. On December 28, 2015, the Company and Auramet agreed to a re-advance under the Revolving Credit Facility evidenced by the Note and to extend up to $10 million of availability thereunder for the period from and after April 2016 to April 28, 2018.

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. pursuant to which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale-leaseback accounting and has accounted for the transaction under the financing method. The Company’s obligations under the Varilease agreement are secured by an interest in the Company’s mining equipment in exchange for 24 monthly payments. Current payments are $247,830 per month. The total monthly payments will total the cash proceeds of $5 million and applicable interest and taxes.

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

Moreover, extreme weather events (such as increased frequency or intensity of hurricanes or prolonged drought) have the potential to disrupt operations at our projects. Where appropriate, our projects have developed emergency plans for managing extreme weather conditions; however, extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect our business.

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

Our operations will be significantly affected by changes in the market price of gold and silver if we are able to produce gold or other minerals. Gold and silver prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, purchases and sales by governments and central banks, monetary policies employed by the world’s major central banks, fiscal policies employed by the world’s major industrialized economies, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions, such as but not limited to South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If gold or silver prices decline substantially, it could adversely affect the realizable value of our assets and potentially, future results of operations and cash flow.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2015, we have no material open hedge positions.

Since our business consists of exploring for, producing from, or acquiring gold and silver prospects, the drop in the price of gold or silver will negatively affect our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities to acquire properties with gold or silver reserves or mineralized material with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold and silver at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold and silver from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and silver has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and silver, and therefore the economic viability of our projects, cannot accurately be predicted. Any drop in the price of gold or silver would negatively affect our asset values, cash flows, potential revenues and profits.

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

The capital expenditures and time required to develop and explore our properties, including the Lucerne Mine and the Dayton Resource area, are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, energy, transportation, equipment, and infrastructure;

•	changes in input commodity prices and labor costs;

•	fluctuations in currency exchange rates;

•	availability and terms of financing;

•	changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;

•	recovery rates of gold and other metals from the ore;

•	difficulty of estimating construction costs over a period of a year;

•	delays in completing any environmental review or in obtaining environmental or other government permits;

•	weather and severe climate impacts; and

•	potential delays related to social and community issues.

We currently recover gold and silver from oxide ores at the Lucerne Mine. Oxide heap leach mining and processing has inherent variation, therefore, the costs and yields from this type of operation could vary greatly from our estimates.

We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control.

These factors include, but are not limited to:

•	environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;

•
industrial accidents, including in connection with the operation of mining transportation equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling, processing and transportation of chemicals, explosives or other materials;

•	surface or underground fires or floods;

•	unexpected geological formations or conditions (whether in mineral or gaseous form);

•	ground and water conditions;

•	fall-of-ground accidents in underground operations;

•	failure of mining pit slopes and tailings dam walls;

•	seismic activity; and

•	other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions.

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

Mining companies are increasingly required to consider and provide benefits to the communities in which they operate.

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

At the state level, mining operations in Nevada are regulated by NDEP. Nevada state law requires our Nevada projects to hold Nevada water pollution control permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada reclamation permits required under Nevada law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

Substantially all of our land holdings are within the Carson River Mercury Superfund Site (CRMS) Study Area and portions are within the risk area boundaries identified by NDEP and the United States Environmental Protection Area (USEPA). These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements in these areas, the Company conducts soil sampling pursuant to a plan that has been approved by NDEP. This sampling is intended to demonstrate the absence of contamination before mining, processing or other operations in that area. If contamination above agency-established levels of concern is encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area, remove the materials for disposal, or cover the area with clean fill material. Through this sampling program and, if necessary, removal of contaminated materials, the Company intends to enable NDEP and USEPA to better define the Carson River Superfund Site and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. NDEP and USEPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies or that future changes in CRMS-related requirements will not negatively affect our operations.

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

The Company’s costs of close- down, reclamation, and rehabilitation could be higher than expected.

Close-down and reclamation works to return operating sites to the community can be extensive and costly. Estimated costs are provided for, and updated annually, over the life of each operation but the provisions might prove to be inadequate due to changes in legislation, standards and the emergence of new, or increases in the cost of, reclamation techniques. In addition, the expected timing of expenditure could change significantly due to changes in the business environment that might vary the life of an operation.

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

We rely on contractors to conduct a significant portion of our operations and construction projects.

A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	Negotiating agreements with contractors on acceptable terms;

•	The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

•	Reduced control over those aspects of operations which are the responsibility of the contractor;

•	Failure of a contractor to perform under its agreement;

•	Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

•	Problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments and fund our ongoing business activities. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and silver prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold and silver prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations and retire or service all of our outstanding debt could be significantly constrained.

Our substantial indebtedness and payment obligations under capital leases could adversely affect our operations, financial condition, cash flow, and operating flexibility.

Our significant amount of outstanding indebtedness and lease payment obligations, and the covenants contained in our debt agreements and documents governing such obligations, could have a material adverse effect on our operations and financial condition. The size and terms of certain of our agreements limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

•	making it more difficult for us to satisfy our obligations with respect to our other indebtedness, which could in turn result in an event of default on such other indebtedness;

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage compared to our competitors that have proportionately less debt.

Our ability to make required payments of principal and interest on our debt and lease payments under our capital leases will depend on our future performance and the other cash requirements of our business. Our performance is subject to general economic, political, financial, competitive, and other factors that are beyond our control in addition to challenges that are unique to the Company. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness and lease obligations.

Our debt and lease agreements contain certain restrictive covenants and customary events of default. These restrictive covenants limit our ability to take certain actions, such as, among other things: make restricted payments; incur additional debt and issue certain preferred stock; create liens; engage in mergers or consolidations or transfer all or substantially all of our assets; make certain dispositions and transfers of assets; place limitations on the ability of our restricted subsidiaries to make distributions; enter into transactions with affiliates; and guarantee indebtedness. One or more of these restrictive covenants may limit our ability to execute our preferred business strategy, take advantage of business opportunities, or react to changing industry conditions.

Upon an event of default, if not waived by our financing parties, our financing parties may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other obligations. If our current financing parties accelerate the maturity of our indebtedness or obligations, we may not have sufficient capital available at that time to pay the amounts due to our financing parties on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt and lease obligations. Further, the financing parties would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.

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

If we are unable to maintain the listing standards of the NYSE MKT, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

Our common stock is traded on the NYSE MKT. To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE MKT’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

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

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board, subject to compliance with applicable law, our organizational documents and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders' ability to influence corporate affairs.

Based on filings made with the SEC, Mr. John V. Winfield, and entities that he controls (the “Winfield Group”) own 47,130,077 shares of the Company’s common stock and Van Den Berg Management, Inc. owns 29,579,066 shares of the Company’s common stock. Collectively, such shareholders own 76,709,143 shares, or approximately 47.3% of the Company’s outstanding common stock as of December 31, 2015. Because of this concentrated stock ownership, the Company’s largest shareholders will be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Restrictions imposed by the 2015 Stockholders' Agreement and the Revolving Credit Facility may inhibit growth.

The 2015 Stockholders’ Agreement and the Revolving Credit Facility limit the ability of the Company to incur debt, incur liens, issue securities, enter into merger or acquisition transactions, redeem capital stock, or pay dividends to common shareholders, among other things. Such restrictions could significantly impact the Company’s ability to take certain actions that potentially could enhance shareholder value. Refer to Part III, Item 13 for more information about the Stockholder’s Agreement.

The terms of the Operating Agreement of Northern Comstock LLC require significant cash payments and may significantly dilute the ownership interests of the common stock.

The Operating Agreement of Northern Comstock LLC requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions, totaling $9.75 million, commence in October 2015, and end in September 2027, unless prepaid by the Company. The Amendments also eliminated all royalties with the related party associated with these properties.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 3,950,000,000 shares of common stock, of which 159,917,711 shares were issued and outstanding as of December 31, 2015, and 50,000,000 shares of preferred stock, of which 0 Preferred Shares are issued and outstanding as of the December 31, 2015. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

We have made and may in the future pursue investments in other companies, which could harm our operating results.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

We may pursue acquisitions of other companies or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

Acquisitions of other companies or new properties may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the expansion of our production capacity, permit requirements, debt incurred or capital stock issued to make such acquisitions, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company’s operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Furthermore, potential acquisitions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Diversity in application of accounting literature in the mining industry may impact our reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. See Note 2 to the Consolidated Financial Statements for a summary of our significant accounting policies.

Item 2. Properties

Comstock Mine Project

Location, Access, and Title to the Property

The Comstock Mine Project is located in Storey and Lyon Counties, Nevada. The property is physically situated just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock Mine Project has been the focus of our efforts since 2007, and has been the subject of four National Instrument 43-101 (NI 43-101) technical reports published in May and August 2010, November 2011 and January 2013.

Our property rights to the mineral estate of the Comstock Mine Project consist of five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property and mining claims administered by the BLM. This project has 110 patented and 351 unpatented mineral lode claims, as well as 25 unpatented placer claims. The Comstock Mine Project holdings consist of approximately 8,546 acres of mining claims and parcels. The acreage is comprised of approximately 2,245 acres of patented claims (private lands), surface parcels (private lands), and approximately 6,301 acres of unpatented mining claims that the BLM administers.

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

Railroad & Gold - Lease

On October 1, 2009, we entered into a mineral exploration and mining lease agreement with Railroad and Gold, LLC covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease is for an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. The Company makes annual advance minimum royalty payments, which started with $30,000 on the first anniversary, and increasing by $5,000 each year. We are also required to pay a 4% NSR, which will be reduced by the sum of previously paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims. Effective January 1, 2016 the royalty will be reduced to 1% NSR in exchange for 24 monthly payments of $2,083. Additionally, starting January 1, 2016 the annual payment on the lease is reduced for 2016 to $18,000 per year and $20,400 per year in 2017 and 2018.

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

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, our largest shareholder, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained rights relating to certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two groups of properties leased by Mr. Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro Property and the VCV Property to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in each annual period from 2010 to 2013, and contributes its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provided that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company would make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances).

On August 27, 2015 the Company signed an amendment related to the restructuring of its Joint Venture agreement with Northern Comstock LLC. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The Operating Agreement of Northern Comstock LLC requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. The Amendments also eliminated all royalties with the related party associated with these properties.

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

Mineral production from the DWC Property is subject to a 1% NSR payable to Mr. Art Wilson.

Mineral production on the Sutro Property is subject to a royalty of 5% NSR payable to the Sutro Tunnel Company on all production from the Sutro Property. Mineral production from the VCV Property is subject to a 5% NSR. The Company makes advance minimum royalty payments of $1,000 per month on the Sutro Property and $6,000 per year on the VCV Property leases. Each lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

The Como Project

The Como Project is located in Lyon County, Nevada, approximately 15 miles east of Carson City. The Company performed geological reconnaissance on this property, but has not drilled or collected any samples. We own a 100% interest in eight unpatented lode-mining claims, covering an area of approximately 168 acres in Lyon County, Nevada, that comprise the Como Project.

Facilities Area

The heap leach facility and former Company headquarters originally occupied a 40-acre site in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City and 30 miles southeast of Reno, Nevada. The property was included in the acquisition of Plum Mining by the Company in November 2003. The site has expanded, through land acquisitions, to 400 acres. The Company’s headquarters is at our Corporate Campus at 117, 119 and 123 American Flat Rd. in Gold Hill, Nevada, covering a 5-acre parcel. Our active mining and reclamation operations currently take place over a nearly 100-acre area.

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

During 2014 and 2015, the mineralized material extracted from the Lucerne Resource area and historical dumps progressively increased in silver content. In early 2014, the silver to gold ratio was approximately 10:1. As the open cut developed the northern Justice portion of the Lucerne and deepened down-dip along the Silver City fault zone, the silver to gold ratio increased. The silver to gold ratio peaked in December 2014 to a high of 18:1. The 2014 weighted average of silver to gold ratio was 17.5: 1. During 2015 the weighted average silver to gold ratio was 14.4:1.This compares to historic ratios of silver to gold of 100:1 located in the northern Comstock District. Currently, exploration drilling has identified gold and silver mineralization over a strike distance of nearly one mile, with definition and in-fill drilling on 50 to 100 foot centers over almost one mile. Mineralization is open-ended to the north and south along strike and down-dip to the east, including the Chute Zone in the eastern portion of the Lucerne Resource area.

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history. We have access to extensive reports and maps on various properties in the district, but to-date, we have only conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 8,546-acre land position. We are conducting an ongoing exploration program to locate and test surface and underground mineral targets, as well as deep underground “bonanza” targets, by using historic compilation, geological mapping, geochemical and geophysical investigations and drilling.

In 2014, the Company completed an extensive geologic exercise that included compiling, interpreting, and feasibility modeling for expanded surface mining and initial underground mine development. The models incorporated all available data, including the Company’s drill holes and historic drilling programs, historic underground mine maps, current western mine development and the Company’s detailed surface geologic maps. This work was utilized to develop the underground targets adjacent to the Lucerne Pit.

Apart from the continuing drill program within the Lucerne underground drift (both core and a planned reverse circulation (“RC”) drilling program), the most significant exploration target that the Company is currently exploring is the Succor mineralized zone and the historic Woodville bonanza, both of which are situated adjacent to the southeasterly portion and northern portion, respectively, of the quartz porphyry (“PQ”) zone. The Company recently began an initial phase of drifting extending eastward from Drill Bay 2 toward the intersection of the Succor with the hanging wall of the PQ zone. The Company anticipates continuing the drift in order to intersect a historic haulage level on the Succor vein and to position the Company for exploration of the vein, both by underground RC drilling and extensive sampling and mapping of the workings. Additionally, an approximately 10,000 foot surface RC drill program has been planned for the first quarter of 2016, to further define the top 400 feet of mineralization. Together, these drill and sample programs will incorporate exploration of almost 1,000 vertical feet of known mineralization on the Succor vein system.

The results from the PQ target and Succor drill programs will be incorporated into the geologic model in order to update grade shells and grade models with the objective of deriving a phased reserve model and mine plan.

Exploration within the vicinity of the Lucerne Cut includes a limited surface drilling plan to verify the extent of mineralization and historic mining within the Woodville Bonanza. If warranted, the underground tunnel would be extended north toward the Woodville for further infill drilling. Additional ‘look ahead’ or ‘scouting’ drill holes have also been planned for the area along the footwall of the Silver City Fault east of the Justice Cut.

In the southern part of the Comstock district, the Company has developed a comprehensive drill plan for the Dayton Property designed to deliver a mine plan, economic reserves and mine life. Farther to the south, a limited surface drilling plan has also been developed to expand exploration of known mineralized zones in the Spring Valley area on several of the Company’s claims.

The engineering and geologic staff are also currently expanding their research on other known mineralized areas within the district including the Occidental area and the Gold Hill segment of the Comstock Lode. Research includes compiling historic production records and maps of geology and underground workings.

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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. In April 2015, the District Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (“Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court (“Supreme Court”). On December 9, 2015, Appellants filed their Opening Brief in the Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016 the Company and the Commissioners jointly filed an Answering Brief. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, will continue to aggressively oppose the pending appeal.

Refer to the relevant portions of Note 19 of the Financial Section of this report for additional information on legal proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE MKT exchange under the symbol “LODE.” The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2015
Fourth Quarter	$0.65	$0.36
Third Quarter	$0.70	$0.38
Second Quarter	$0.83	$0.53
First Quarter	$1.11	$0.60

2014
Fourth Quarter	$1.36	$0.65
Third Quarter	$1.69	$1.19
Second Quarter	$1.77	$1.56
First Quarter	$2.06	$1.63

The last reported sale price of our common stock on the NYSE MKT on January 22, 2016, was $0.42 per share. As of January 22, 2016, the number of holders of record was approximately 530.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), except to the extent we specifically incorporate it by reference into such filing.

The following graph compares our cumulative total stockholder return from December 31, 2010 with those of the NYSE MKT Composite Index and the Market Vectors Gold Miners Index. The graph assumes that U.S. $100 was invested on December 31, 2010 in (1) our common stock, (2) the NYSE MKT Composite Index and (3) the Market Vectors Gold Miners Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
among Comstock Mining, the NYSE MKT Composite Index
and the Market Vectors Gold Miners Index.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
LODE	100.00	52.57	65.50	52.10	21.40	10.32
NYSE MKT Composite Index	100.00	92.95	102.94	124.03	130.73	122.43
Market Vectors Gold Miners	100.00	84.87	73.95	33.49	27.87	20.36

Equity Compensation Plan Information

See Equity Compensation Plan Information under Item 11. Executive Compensation and also below for information on plans approved by our stockholders.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2015, that were not registered under the Securities Act and not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The issuance of stock was a private placement of securities to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act. Each of the recipients of securities in these transactions had adequate access to information about us through directorships, business or other relationships with the Company.

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

Item 6. Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
REVENUES
Revenue - Mining	$18,245,633	$24,736,929	$24,103,013	$4,504,457	$—
Revenue - Real estate	247,217	846,432	723,574	634,159	473,386
Total revenues	18,492,850	25,583,361	24,826,587	5,138,616	473,386

COST AND EXPENSES
Costs applicable to mining revenue	10,652,372	19,126,632	26,495,665	3,554,727	—
Real estate operating costs	342,634	1,260,972	1,117,225	928,897	570,039
Exploration and mine development	6,958,636	2,658,473	3,012,790	11,901,250	7,115,382
Mine claims and costs	1,299,823	2,393,722	2,596,650	2,668,345	2,166,167
Environmental and reclamation	2,054,447	2,464,314	2,895,552	3,735,708	219,778
Land and road development	2,857,720	—	—	—	—
General and administrative	6,752,731	6,371,954	9,641,507	12,669,323	5,956,561
Total cost and expenses	30,918,363	34,276,067	45,759,389	35,458,250	16,027,927

LOSS FROM OPERATIONS	(12,425,513)	(8,692,706)	(20,932,802)	(30,319,634)	(15,554,541)

Total other income (expense), net	1,971,086	(946,067)	(414,218)	(442,639)	3,872,229

LOSS BEFORE INCOME TAXES	(10,454,427)	(9,638,773)	(21,347,020)	(30,762,273)	(11,682,312)

INCOME TAX BENEFIT	—	—	—	—	76,081

NET LOSS	(10,454,427)	(9,638,773)	(21,347,020)	(30,762,273)	(11,606,231)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(5,452,445)	(3,672,785)	(4,016,705)	(4,370,247)	(4,696,766)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(15,906,872)	$(13,311,558)	$(25,363,725)	$(35,132,520)	$(16,302,997)

Net loss per common share – basic	$(0.14)	$(0.17)	$(0.42)	$(0.87)	$(0.66)

Net loss per common share – diluted	$(0.14)	$(0.17)	$(0.42)	$(0.87)	$(0.66)

Total assets	$43,212,891	$46,455,872	$43,999,996	$47,864,545	$29,974,152
Long-term debt and capital lease obligations, including current portion	13,297,549	11,598,483	7,907,474	13,731,655	1,437,081
Total stockholders’ equity	18,759,470	22,241,100	20,243,748	18,394,562	16,597,675

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the year ended December 31, 2015, as well as our future results. It should be read in conjunction with the consolidated financial statements and accompanying notes also included in this Form 10-K.

Overview

The Company is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and is an emerging leader in sustainable, responsible mining, including concurrent and accelerated reclamations, soil sampling, voluntary air monitoring, cultural asset protection and historical restorations. The Company began acquiring properties in the Comstock District in 2003. Since then, the Company has consolidated a significant portion of the Comstock District, rezoned its properties consistent with mining uses, built an infrastructure, and brought an exploration project into production. The Company received the 2015 Nevada Excellence in Mine Reclamation award, voted on unanimously by five participating Federal and State of Nevada agencies.

The Company continues acquiring additional properties in the district, expanding its footprint and creating opportunities for further exploration, development and mining. The near term goal of our business plan is to deliver stockholder value by validating qualified reserves (proven and probable) and developing longer-lived mine plans from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible.

The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City. Our Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Route 342, a paved route.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping, geophysical analysis, exploration drilling, drill hole logging and extensive mine development and planning, including geological level plans and cross-sectional analysis. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our current operations, to target geologically prospective exploration areas and plan exploratory programs, including expanded surface and underground drilling.

 The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 22,925 and 18,455 gold equivalent ounces in 2014 and 2015, respectively. That is, the Company produced 19,601 ounces of gold and 222,416 ounces of silver in 2014, and 15,451 ounces of gold and 221,723 ounces of silver in 2015. The Company reduced its strip ratio from a 2014 average of 4.83 to less than 1.0 in 2015. Grade remained strong at 0.031 ounces of gold per ton and 0.659 ounces of silver per ton or higher, continuing the grade improvement trend started in 2014. The recovery rate estimate for gold, for the life of the Lucerne mine to date, has increased to 85%.

We continue expanding our property footprint and creating opportunities for further exploration, development and mining. The Company now owns or controls approximately 8,546 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,245 acres of patented claims (private lands), surface parcels (private lands), and approximately 6,301 acres of unpatented mining claims, which the “BLM” administers.

Our Team

We believe we have exceptional mine engineering, geological, geo-statistical, metallurgical, safety, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2015, we have 53 full-time employees. In addition, we have strengthened our system through agreements and relationships with certain key partners.

Corrado De Gasperis has been President and CEO of the Company since April 2010, and appointed to the Board of Directors in June 2011. In September, 2015, Mr. De Gasperis also assumed the role of Executive Chairman of the Board. He brings over 27 years of industrial metals and mining manufacturing, operational and financial management, and capital markets experience. Previously, he served as the Chief Executive Officer of Barzel Industries Inc. (formerly Novamerican Steel Inc.) from April 2006 through September 2009. Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, including construction, infrastructure development and mining. From 2001 to 2005, he served as Chief Financial Officer of GrafTech International Ltd., a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000. From 1987 to 1998, Mr. De Gasperis was a certified public accountant with KPMG LLP. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served major clients like General Electric and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors. Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a Director of Comstock Real Estate, Inc. (formerly Gold Hill Hotel, Inc.), and a Director of Nevada Works, furthering Northern Nevada’s economic development plans. He is also a Member of the NYSE Markets Advisory Committee, the Northern Nevada Development Authority, and the Northern Nevada Network.

Judd B. Merrill became Chief Financial Officer of the Company in January 2015, and had been our Chief Accounting Officer since 2014, and our Controller since 2011. Mr. Merrill brings strong mining-based financial and capital resource planning, treasury and cash management experience in addition to his broader financial accounting, reporting and internal control experience, having worked as Controller of Fronteer Gold Inc. and Assistant Controller at Newmont Mining Corp., both in Nevada. He also worked for Meridian Gold Company and Deloitte & Touche LLP.

Mr. Merrill holds a Bachelor of Science in Accounting from Central Washington University and a Masters of Business Administration from the University of Nevada, Reno and is a Certified Public Accountant.

Laurence G. Martin has been the Director of Exploration & Mineral Development since 2010, and Chief Geologist since 2008. He brings over 31 years of successful precious metals exploration, mine development and production experience. He participated and supervised exploration projects in Northwest Territories, Canada, Liberia, West Africa, Mexico, Honduras, and areas within the western region of the United States. Mr. Martin’s production experience is exemplified by supervisory positions in the following Nevada mines: Manhattan, Borealis, Hog Ranch, and Denton-Rawhide.

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

Stephen J. Russell has been Senior Mine Geologist since 2010. He has over 35 years of experience in precious metal mine planning, grade control, open pit mine production, including extensive heap leaching processing, and exploration. Mr. Russell has extensive Nevada mine planning and production experience and is a recognized authority in the Comstock District. He also has international exploration experience in Chile and China. Mr. Russell’s career includes extensive and specific project work in the Comstock District as a Mine Geologist, Exploration Geologist, and Mine Project Planning, including direct experience in the Company’s near term production areas including the Lucerne, Dayton and Spring Valley Projects. Mr. Russell is a graduate of California State University in Fresno, where he obtained a B.A. in Industrial Technology in 1971, a B.A. in Geology in 1974, and a Masters in Geology in 1976, with a thesis on stratigraphy and structure of Mesozoic meta-volcanic rocks. He is an industry-published author of unique Western U.S. structural geology.

Tammy J. Harding joined the Company in 2015 as Director of Safety. Ms. Harding has over 20 years of mining experience in fields of Materials Management and the Safety Management Systems. She has worked with mining organizations such as Getchell Gold, Goldcorp Marigold Mine, Barrick Turquoise Ridge and most recently with Allied Nevada Hycroft Operation in Winnemucca. Ms. Harding is a member of the Nevada Mining Association, Women In Mining and a volunteer at Humboldt General Hospital EMS/Rescue. Her safety training certifications include Certified Mine Safety Professional by the International Society of Mine Safety Professionals, State of Nevada EMS Instructor, National Safety Council Advanced Safety Certificate, DELTA Safety Leadership and she is currently enrolled in Columbia Southern University completing her Occupational, Safety and Health Degree.

Timothy J. George joined the Company in 2014, as Senior Mine Engineer and brings nearly 10 years of experience in mine design, modeling and optimization. Mr. George has evaluated blast and loading designs in copper mining, coordinated production and maintenance activities in coal mines and has extensive long-term, strategic mine design, phasing and near term production scheduling, including geological and block model manipulation, fleet simulations and optimizations for surface mining as well as engineering design and boundary optimization for underground mining. Mr. George holds a Bachelor of Science Degree in Mining Engineering, Cum Laude, from the University of Arizona.

Elaine D. Barkdull-Spencer joined the Company in 2013, as Director of External Relations and brings nearly 15 years of experience in economic, business and community development, government relations, and stakeholder management. Prior to joining Comstock Mining, Ms. Spencer worked directly with the Nevada mining industry, as President of the Barkdull Spencer Agency, LLC, providing community and stakeholder management services and facilitating sustainability plans and projects for mining dependent communities. Prior to that, Ms. Spencer was Executive Director at the Elko County Economic Diversification Authority and Chief Executive Officer of the Elko Chamber of Commerce. Ms. Barkdull-Spencer holds an Advanced Professionalism Certificate from University of Nevada, Reno. She also holds various independent professional certifications.

Exploration

Exploration and Development of Lucerne Surface and Underground Targets

During 2015, the Company focused on exploration in the Lucerne Resource area, the Dayton Resource area, and the Succor/Holman Target area. Activity within the Lucerne Resource area included both surface mining and underground exploration and underground drift (tunnel) development. The Company plans to conduct additional, near term exploration within the Lucerne Resource area, including the Quartz Porphyry (PQ), Woodville and recently extended Succor targets, as well as the Dayton Resource Area. Longer-term exploration targets include the Spring Valley, Occidental, and Northern (Upper Gold Hill) Targets.

Surface production commenced from the Lucerne Mine in 2012 and was substantially completed in 2015. This included the removal of historic mine dump materials adjacent to both the Lucerne Mine and State Route 342 (SR342) and the completion of the SR 342 realignment by December 2015. The removal of approximately 300,000 tons of older waste dump material suitable for heap leaching primarily occurred between May and September 2015, with final materials removed and stacked during December 2015, and January 2016. The remaining phases of the realignment project, including the final waste dump removal, grading, and drainage reestablishment are scheduled for completion during the first quarter of 2016.

On September 5, 2015, the Company began construction of the Harris Portal and Drift on the floor of the Lucerne Mine (Pit), with approximately 1,250 feet of total drifting completed as of January 26, 2016. (Figure 1)

Mineralized Corridor
Harris Portal
(Tunnel Entrance)
Exploration
Drill Bays 1 & 2
Harris Drift
(800ft)
Current Surface
Mine Area
342
NEVADA
342
NEVADA
Woodville Target
Succor Crosscut
(300ft)
PQ Target
Exploration
Drill Bays
3,4,5 & 6
Chute Zone
W
S
N
E

Figure 1 - Underground target areas highlighting the exploration drift and drill bays.

The Harris Drift represents the first substantial underground development in the Comstock District in over thirty years, and marks a turning point for the Company. The first phase of drifting has two main objectives. First, the Harris Drift provides a central platform, within Lucerne’s broader geological corridor, for conducting an underground drilling and exploration program. Second, the Harris Drift could also serve as a central haulage level depending on the overall drill results and resultant mine plans. The initial phase of drilling includes approximately 20,000 feet of diamond core and reverse circulation (RC) definition drilling. As of January 26, 2016, about 12,000 feet of HQ-3 and NQ core have been produced from a drilling configuration that is in the form of ‘fans’ that comprise a group of holes having the same azimuth but different dips (between -50 and +40 degrees from horizontal). Each drill bay has two or three fans of drill holes extending into the primary target. The core locations and orientations were specifically designed to infill and expand the areas of known, high-grade mineralization identified from previous surface drilling programs. (Figure 2)

Figure 2. 3-D representation of the Harris Drift showing drill bays, drill fans, and the 300-foot long crosscut

The Harris Drift was driven in stable footwall rocks adjacent to an 800-foot long section of the Silver City branch of the Comstock Lode that has been intruded by a mass of quartz porphyry (PQ). The Company has 46 previous surface drill holes that had outlined the potential high-grade target within and bordering the dike-like mass of PQ. Proximity of the PQ target to the pit floor, both in terms of elevation and horizontal distance, were also crucial factors in the development of the exploration plan.

The core holes from the first four drill bays were designed to evaluate the southern lobes of the quartz porphyry, and the extent of the fractured and veined environment lying beyond and to the south. The initial drill bays also included a group of holes that targeted and penetrated the Silver City/Succor structural intersection. In general, these more southerly oriented drill holes intersected more narrow (2 to 10 feet thick) zones of high-grade mineralization. One of the most significant aspects of the intercepts is that they tend to lie along the margins of a second, previously un-described intrusive mass of intermediate composition. The Company then began encountering longer mineralized intercepts (10 to 40 feet thick) as it moved northerly toward the Silver City/Succor structuralized interaction and within or bordering the PQ mass further north.

Drill results from Bays 1 through 4 are summarized in Table1 below.

Drill Bay	Hole #	From (ft.)	To (ft.)	Length	Au opt (1)	Ag opt (2)	Au Grams	Ag Grams	Au Equivalent Ounces (3)
1	LUGC15-001	283.0	293.0	10.0	0.175	1.427	6.00	48.90	0.193
1	Including	288.0	293.0	5.0	0.268	1.753	9.19	60.10	0.290

1	LUGC15-001 (4)	358.0	363.0	5.0	1.269	0.352	43.50	12.07	1.273

1	LUGC15-002	157.0	161.0	4.0	0.137	2.564	4.70	87.90	0.170
1	LUGC15-002	219.0	221.0	2.0	0.762	2.704	26.12	92.70	0.797

1	LUGC15-003	44.0	49.0	5.0	0.319	0.373	10.94	12.79	0.324

1	LUGC15-005	81.5	86.5	5.0	0.096	3.100	3.29	106.27	0.136
1	LUGC15-005	114.0	122.0	8.0	0.115	0.415	3.94	14.22	0.120
1	Including	114.0	116.0	2.0	0.290	0.790	9.94	27.08	0.300
1	LUGC15-005	268.0	270.0	2.0	0.354	1.875	12.14	64.28	0.378
1	LUGC15-005	302.0	307.0	5.0	0.171	0.212	5.86	7.27	0.174
1	LUGC15-005	312.0	317.0	5.0	0.107	0.426	3.67	14.60	0.112
1	LUGC15-005	322.0	327.0	5.0	0.096	0.181	3.29	6.21	0.098
1	LUGC15-005	370.0	374.0	4.0	0.093	0.904	3.19	30.99	0.105
1	LUGC15-005	382.0	387.0	5.0	0.083	0.312	2.85	10.70	0.087
1	LUGC15-005	441.0	447.0	6.0	0.094	1.143	3.22	39.18	0.109

1	LUGC15-007	119.0	123.5	4.5	0.391	0.484	13.40	16.59	0.397
1	LUGC15-007	209.0	214.0	5.0	0.083	2.088	2.85	71.58	0.110

1	LUGC15-008	187.9	193.0	5.1	0.147	0.099	5.04	3.39	0.148

2	LUGC15-006	331.0	339.0	8.0	0.141	1.452	4.82	49.77	0.159
2	Including	331.0	333.5	2.5	0.318	1.771	10.90	60.71	0.341
2	LUGC15-006	358.5	365.5	7.0	0.121	0.549	4.16	18.80	0.128

2	LUGC15-010	159.0	164.0	5.0	0.100	0.598	3.43	20.50	0.108
2	LUGC15-010	168.0	173.0	5.0	0.090	0.446	3.09	15.29	0.096
2	LUGC15-010	176.5	181.0	4.5	0.126	0.785	4.30	26.89	0.136

2	LUGC15-012	158.0	163.0	5.0	0.083	0.192	2.85	6.58	0.085

2	LUGC15-013	118.0	122.0	4.0	0.104	4.000	3.57	137.13	0.155

2	LUGC15-015	42.0	45.0	3.0	0.104	1.161	3.57	39.80	0.119
2	LUGC15-015	117.5	121.0	3.5	0.198	0.076	6.79	2.61	0.199
2	LUGC15-015 (5)	169.5	171.0	1.5	1.416	0.848	48.56	29.08	1.427
2	Including	169.5	170.6	1.1	1.602	0.933	54.92	31.98	1.614
2	LUGC15-015	260.0	280.0	20.0	0.345	1.140	11.83	39.09	0.360
2	Including	260.0	263.0	3.0	0.424	1.466	14.54	50.26	0.443
2	Including	264.5	270.5	6.0	0.446	1.169	15.30	40.08	0.461
2	Including	273.0	280.0	7.0	0.386	0.882	13.24	30.25	0.397
2	LUGC15-015	287.0	288.5	1.5	0.132	1.782	4.53	61.09	0.155
2	LUGC15-015	298.0	308.0	10.0	0.087	0.904	2.99	31.00	0.099

2	LUGC15-015	317.0	318.0	1.0	0.599	1.897	20.53	65.03	0.623
2	LUGC15-015	325.0	333.0	8.0	0.093	0.732	3.17	25.11	0.102

2	LUGC15-017	116.0	121.0	5.0	0.159	0.501	5.45	17.18	0.165
2	LUGC15-017	248.0	252.0	4.0	0.092	0.094	3.15	3.22	0.093
2	LUGC15-017	256.0	261.0	5.0	0.199	0.499	6.82	17.11	0.205
2	LUGC15-017	478.0	483.0	5.0	0.528	7.100	18.10	243.40	0.619

2	LUGC15-020	15.0	20.0	5.0	0.113	0.086	3.87	2.95	0.114

3	LUGC15-018	90.0	95.0	5.0	0.092	0.609	3.15	20.88	0.100
3	LUGC15-018	166.5	174.5	8.0	0.096	2.451	3.30	84.02	0.128
3	LUGC15-018	181.5	185.0	3.5	0.479	1.100	16.42	37.71	0.493
3	LUGC15-018	194.0	198.0	4.0	0.092	1.205	3.15	41.31	0.107
3	LUGC15-018	225.0	228.0	3.0	0.094	2.360	3.22	80.91	0.124
3	LUGC15-018	232.5	242.5	10.0	0.094	4.220	3.23	144.67	0.148
3	LUGC15-018	270.0	275.0	5.0	0.131	2.882	4.49	98.80	0.168

3	LUGC15-021	173.0	182.5	9.5	0.159	1.188	5.43	40.74	0.174
3	LUGC15-021	203.0	204.0	1.0	0.344	1.080	11.79	37.02	0.358
3	LUGC15-021	217.0	218.0	1.0	0.347	1.755	11.90	60.16	0.370
3	LUGC15-021	238.0	243.0	5.0	0.160	0.508	5.47	17.42	0.166
3	LUGC15-021	258.0	263.0	5.0	0.346	0.315	11.86	10.80	0.350
3	LUGC15-021	306.5	311.0	4.5	0.112	0.223	3.84	7.64	0.115

3	LUGC15-025	77.0	87.0	10.0	0.143	1.564	4.90	53.60	0.163
3	LUGC15-025	102.0	107.0	5.0	0.110	0.356	3.77	12.20	0.115

3	LUGC15-028	120.0	128.0	8.0	0.109	2.790	3.72	95.63	0.144

3	LUGC15-034	85.5	98.5	13.0	0.743	2.140	25.47	73.35	0.770
3	Including	85.5	93.0	7.5	0.977	2.428	33.48	83.24	1.008
3	LUGC15-034	104.0	113.0	9.0	0.148	1.663	5.06	57.00	0.169
3	LUGC15-034	138.0	152.0	14.0	0.441	1.908	15.13	65.40	0.466
3	Including	138.0	144.0	6.0	0.287	1.212	9.84	41.55	0.303
3	Including	149.0	152.0	3.0	1.209	3.542	41.45	121.43	1.254

4	LUGC15-011	53.0	58.0	5.0	0.386	0.320	13.23	10.97	0.390
4	LUGC15-011	217.0	220.0	3.0	0.158	2.615	5.42	89.65	0.192
4	LUGC15-011	249.0	251.5	2.5	0.137	1.939	4.70	66.47	0.162

4	LUGC15-014	99.0	102.5	3.5	0.155	0.443	5.31	15.19	0.161
4	LUGC15-014	287.0	292.5	5.5	0.162	0.384	5.55	13.16	0.167

4	LUGC15-016	134.0	139.0	5.0	0.162	7.600	5.55	260.54	0.259
4	LUGC15-016	213.0	219.0	6.0	0.146	0.805	5.01	27.60	0.156

4	LUGC15-016	339.0	343.0	4.0	0.124	0.076	4.25	2.61	0.125

4	LUGC15-019	115.0	117.0	2.0	0.142	4.700	4.87	161.12	0.202

4	LUGC15-022	138.0	178.0	40.0	0.391	1.635	13.39	56.06	0.412
4	Including	138.0	150.0	12.0	0.475	1.501	16.27	51.47	0.494
4	Including	165.0	178.0	13.0	0.636	2.467	21.82	84.58	0.668

4	LUGC15-024	112.0	117.5	5.5	0.438	2.897	15.01	99.32	0.475
4	Including	112.0	114.7	2.7	0.749	2.522	25.68	86.46	0.781
4	LUGC15-024	217.5	220.0	2.5	0.194	1.199	6.63	41.10	0.209
4	LUGC15-024	250.0	255.0	5.0	0.093	0.085	3.19	2.91	0.094
Reported values are from American Assay Labs (AAL) and Inspectorate American Corporation (Inspectorate) in Reno, NV
AAL and Inspectorate lab methods include standard fire assay with ICP finish and gravimetric finish per each labs internal protocols

(1) Au opt - Gold ounces per ton
(2) Ag opt - Silver ounces per ton
(3) Gold Equivalent ratio based on gold to silver price ratio of 78:1 Ag:Au
(4) Value reported is average of original and check assay
(5) Pending additional total digestion assay on a portion of the interval

The Company considers the initial 800 feet of advance within the Harris Drift as a first phase of development towards a longer-term exploration and development objective targeting a three quarter mile long mineralized corridor that includes the Lucerne (including the PQ target), Woodville, Succor/Holman and high-grade Chute zone systems. Most of these systems remain open to the north and east and particularly at depth. A second phase of development has already commenced by advancing a crosscut out of Drill Bay 2, toward the structural intersection of the Silver City and Succor zone. The design of the crosscut is geared toward a favorable underground drilling geometry that should enable access to one or more of the historic Succor mine levels. The Succor represents an important target in conjunction with the PQ zone based on its location (perpendicular and adjacent to the PQ), past production history and the results from the Company’s 2011, and 2012, reverse circulation drill programs. In addition, a near surface (less than 80 feet deep) drill program was completed in 2015, within the Succor/Holman claim areas that suggests that vein environments between the crosscut elevation (5110) and the surface have potential to host significant lengths of potentially high-grade mineralized resources.

Drill results from the 2015 program are summarized in Table 2 below.

	Succor	Holman
No. of holes drilled	80	39
No. of 10' intervals with intercepts >.015 Au opt	166	55
No. of 10' intervals with intercepts >.100 Au opt	22	3
Average gold grades for drill intercepts >.015 Au opt	0.056	0.047
Average silver grades for drill intercepts >.015 Au opt	0.259	0.333

Table 2: Summary of drill intercepts from the 2015 Succor and Holman shallow drill hole programs.

The general spatial relationships between the Woodville, Lucerne, and Succor target areas are depicted in Figure 3. The Succor Vein Target has a strike length of greater than 1000 feet, an average true width of 15 feet and an average dip of 55 degrees. The structure has reported historic mining grades of approximately 0.620 ounces per ton of recovered gold equivalent grade and is open to the east and at depth, along the entire structure. The proposed drilling holes shown in Figure 3 are designed to extend the depth of known mineralization.

Woodville Target
PQ Target
5120 Drift
Succor Target
5110 Crosscut (to Succor Target)
Proposed Succor Drilling
W
N
E
S

Figure 3. 3-D representation showing relationships between the Woodville, PQ, and Succor target areas.

Exploration and Development of Dayton Surface and Underground Targets

Additional surface drilling on the Company’s Dayton property, located in the southern part of the Comstock district, commenced in the first quarter of 2015. The program consisted of 408 holes totaling 30,818 feet of drilling that was completed in late September 2015. Of the 408 holes drilled, 245 contained intercepts of 10 feet or more in length with gold grades exceeding or equal to 0.015 ounces per ton (opt.), and with an overall weighted average grade of 0.035 opt Au and 0.323 opt Ag. Out of those same 245 holes, a total of 32 contained intercepts of 10 feet or more in length with an average Au grade exceeding or equal to 0.100 opt Au, and with an overall average weighted grade of 0.148 opt Au and 0.694 opt Ag.

The geologic and engineering staff also completed underground mapping, sampling, and surveying in a number of historic mine tunnels. Figure 4 below depicts the location of the drill holes and significant geographic features.

Dayton Property
Legend
Gold >= 0.067 opt
Gold >= 0.049 opt
Gold >= 0.015 opt
Gold < 0.015 opt
Previous Drillhole Collars
Fault Indicated
Fault Observed
SR 341
20 ft contours
Dayton Project Boundary
Underground Workings
Feet
0 125 250 500
Dayton Cut
Silver City Fault
Alhambra Cut
Mill Fault
Alhambra Fault
Silver City Fault
Bounding Fault
Grizzly Hill Fault
Kossuth Mine 200 Level
SR 341
Gordon Cut
Gennessee Area

Figure 4 - The location of the drill holes and significant geographic features.

The main objective of the program was to pinpoint the major surface structures (faults) and then explore these structures for mineralization. This then enabled efficient infill drilling that further refined and resolved areas of structural complexity in the geologic models. The underground mapping and sampling effort, together with the drilling, resulted in several important discoveries. The most significant was defining mineralization along a previously un-drilled, 600-foot segment of the Grizzly Hill Fault and additional mineralization at an intersection of the Grizzly Hill and Alhambra Faults with the Silver City fault. The Company also discovered additional dike-like masses of quartz porphyry, similar to the Lucerne area, that generally host significant mineralization. Finally, the drilling also helped to define extended mineralization along a 550-foot segment of the Mill Fault.

The Company commenced metallurgical test-work on representative samples of mineralized rock types that are currently ongoing. All samples, both from drilling and underground, were analyzed for gold and silver at the existing, on-site, industry standard, production assay lab. Table 4 summarizes the results of the drill program with an emphasis on drill holes with intercepts greater than 0.015 opt Au, and those with intercepts greater than 0.100 opt Au.

Table 4 - Summary of drill intercepts for Dayton Property surface drilling program

No. of holes drilled	408
No. of 10' intervals with intercepts >.015 Au opt	245
Average gold grades for drill intercepts >.015 Au opt	0.035
Average silver grades for drill intercepts >.015 Au opt	0.323
No. of 10' intervals with intercepts >.100 Au opt	32
Average gold grades for drill intercepts >.100 Au opt	0.148
Average silver grades for drill intercepts >.100 Au opt	0.694

The Company has recently updated its internal geologic model based on the results of this drilling program and permitting activities have also been initiated for the Dayton Property for both mining and transportation. These tasks will be ongoing through 2016 and 2017.

Production

The Company both completed and initiated a number of important projects during the fiscal year 2015. Surface production commenced from the Lucerne Mine in 2012 and was substantially completed in 2015. This included the removal of historic mine dump materials adjacent to both the Lucerne Mine and State Route 342 (SR342) and the completion of the SR 342 realignment by December 2015. The removal of approximately 300,000 tons of older waste dump material suitable for heap leaching primarily occurred between May and September 2015, with final materials removed and stacked during December 2015, and January 2016. The remaining phases of the realignment project, including the final waste dump removal, grading, and drainage reestablishment are scheduled for completion during the first quarter of 2016. The Harris Portal and Lucerne underground tunnel were established concurrently, during the third and fourth quarters on the north wall of the Lucerne floor at an elevation of 5120 feet, while the historic mine dumps were extracted and processed. The Company completed comprehensive, shallow surface drilling program on the Succor and Holman patents lying about one-quarter mile east of the Lucerne open cut, and a similar, but even more extensive drill program on the Dayton property situated in the southern end of the Comstock District. Additionally, the Company is scheduled to complete the first phase of the Lucerne underground drill program in February 2016.

The Company completed the planned mining for the Billie the Kid, Hartford and Justice patents during 2014, while continuing to mine the Lucerne patent through 2014 and 2015. During the second and third quarters of 2015, the Company further expanded its activities to include a more significant amount of extraction from the historic mine dumps adjacent to and underneath the existing portion of SR-342, into the daily production schedule. Substantially all of the operations for the second half of 2015 were focused on surface activity, including the extraction of the mineralized material contained in those remaining mine dumps while also completing the realignment of SR-342, establishing a drift into the higher-grade PQ, Woodville and Succor targets, and developing those targets, through diamond core drilling, towards the establishment of reserves for potential future mining.

The Company operates a heap leach based, gold and silver production system, including a zinc-precipitate based Merrill-Crowe processing plant. The Company, under the existing water pollution control permit with the State of Nevada, has the crushing and processing capacity to operate at a rate of up to 4.0 million tons of material crushed and stacked, per annum. The Merrill-Crowe system facilitates that capacity with an operating fluid processing rate of over 1,000 gallons per minute. In March 2015, the Company completed construction of a ninth heap leach pad cell. The Company’s nine cells continue under solution until the target gold and silver recovery rates have been achieved.

The following table presents mining operations and production by quarter for 2015 and 2014:

	4Q 2015	3Q 2015	2Q 2015	1Q 2015	Total 2015	4Q 2014	3Q 2014	2Q 2014	1Q 2014	Total 2014

Mining Operations
Tons Mined	17,851	140,415	254,856	316,199	729,321	1,061,233	1,131,985	944,166	947,852	4,085,236

Processing
Tons Crushed	17,851	104,286	211,942	157,612	491,691	182,029	191,013	122,026	205,686	700,754

Weighted Average Grade Per Ton Au	0.023	0.021	0.030	0.039	0.031	0.039	0.026	0.034	0.024	0.030
Weighted Average Grade Per Ton Ag	0.564	0.573	0.654	0.734	0.659	0.680	0.564	0.546	0.345	0.527

Estimated Au Ounces Stacked	404	2,240	6,438	6,083	15,165	7,110	4,926	4,191	5,016	21,243
Estimated Ag Ounces Stacked	10,072	59,717	138,639	115,689	324,117	123,692	107,822	66,607	70,989	369,110
Estimated Au Equivalent* Ounces Stacked	540	3,034	8,344	7,669	19,587	8,806	6,584	5,205	6,140	26,735

Au Ounces Poured and Sold	2,334	3,847	4,575	4,695	15,451	5,329	5,002	4,763	4,507	19,601
Ag Ounces Poured and Sold	42,649	62,480	60,112	56,482	221,723	63,336	61,096	48,626	49,358	222,416
Au Equivalent* Ounces Poured	2,907	4,678	5,400	5,470	18,455	6,200	5,936	5,499	5,290	22,925

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	74.04	75.27	72.73	72.91	73.77	72.93	65.03	65.69	63.14	66.7

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver

Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014	0.030	0.527

Q1, 2015	0.039	0.734
Q2, 2015	0.030	0.654
Q3, 2015	0.021	0.573
Q4, 2015	0.023	0.564
2015	0.031	0.659

The Company produced 22,925 and 18,455 gold equivalent ounces in 2014 and 2015, respectively. Overall during 2015, the Company crushed and stacked 491,691 dry tons of mineralized material, delivering 15,165 estimated ounces of recoverable gold and 324,117 estimated ounces of recoverable silver to the leach pads. Material placed on the heap leach pads remains under solution until the target recovery rates are achieved. Throughout this period, the recovery of gold and silver continues, but the most effective economic recovery of gold and silver takes between 45 to 60 days to complete. The Company estimates it will recover 85% of the recoverable gold and 57% of the recoverable silver from the portion of the heap, which stays under leach the longest. Preliminary laboratory metallurgical test results suggest that ultimate heap leach recovery will meet or exceed the estimated ounces of recoverable gold and silver.

For the quarter ended December 31, 2015, the Company realized an average sales price of $1,106.71 per ounce of gold and $14.97 per ounce of silver. In comparison, commodity market prices averaged $1,104.40 per ounce of gold and $14.76 per ounce of silver.

For the year ended December 31, 2015, the Company realized an average sales price of $1,195.10 per ounce of gold and $15.78 per ounce of silver. In comparison, commodity market prices in 2015 averaged $1,160.11 per ounce of gold and $15.70 per ounce of silver.

During the fourth quarter of 2014, and further again in January 2015, the Company received unanimous approval to significantly modify and expand permitted and allowable uses, under its existing Storey County Special Use Permit No. 2000-222-A-3 (“Storey SUP”), throughout the entire Lucerne Resource Area, containing the Company’s largest, classified gold and silver resources and the American Flat processing area. The amendments applied to local county, state and federal permits. The most significant expansion of permitted uses applies to both surface and underground mining; processing and milling; mine definition; exploration; development and other ancillary uses. Some of the more salient features are highlighted below.

The Storey SUP expanded the overall permitted boundary to over 1,280 acres (from 185 acres), allowing for substantial expansion of mining and processing operations. Additionally it expanded the permitted private property boundary to approximately 400 acres (from 78 acres) for processing to the south and west of the existing processing facility in American Flat, consistent with strategic acquisitions of adjacent private lands. The permit allows for ongoing mine definition and exploration for the assessment of mineral deposits, including their location, extent, depth, and grade, for the subsequent phasing of the active mine, both surface and underground opportunities and it allowed for the re-alignment of State Route 342, enabling access to significant resources both under and just east of the current alignment. The permit established new and best practices for environmentally responsible mining, including concurrent land reclamation, restoration and preservation of one of the most historically significant and progressive mining districts in Nevada. This permit supports the ongoing development of the county’s significant mineral resources without impeding the growth of the tourism-based economy of the Comstock Lode.

County Line
Original SUP 185 acres
New SUP Boundary 1282 acres
Keystone
Processing Site
Justice
American Flat Mill
Lucerne
East Side
Hartford
Billie The Kid
Storey County
Lyon County
Silver City

The Company also received a five-year renewal of its Water Pollution Control Permit (“WPCP”), NEV2000109, from the NDEP BMRR. The permit, effective October 22, 2014, authorizes construction, operation, and closure of the approved heap leaching facilities in Storey County. Additionally, the permit allows for the construction of an additional cell to the existing heap leach facility. The Company currently has nine active cells and anticipates construction of an additional cell in the future. The Water Pollution Control permit also allows processing rates of up to 4 million tons of mineralized material to be placed on the leach pad per annum.

On November 6, 2014, the Company received a revised NDEP Bureau of Air Pollution Control permit, allowing for longer operating hours and increased throughput. The Company submitted an application to revise its existing OPTC, AP1041-2761. The revisions allow the Company to increase the maximum allowable throughput of gold bearing material to 7,300,000 tons per 12-month rolling period and increase the hours of operation from 12 to 20 hour per day .

The Company has submitted an application to amend Right-of-Way (“ROW”) grant NVN 091237, submitted to the BLM’s Sierra Front Field Office along with a draft Plan of Development. The existing ROW expires on December 31, 2017. The ROW amendment would provide an expanded roadway that can accommodate oversized haul trucks, and allow the Company to deliver material from the mine to the processing facility, both located on private land. To evaluate this proposal, the BLM has prepared the American Flat Road/Lucerne Access Right-of-Way Draft Environmental Assessment (“EA”). This analysis has been prepared to comply with the National Environmental Policy Act and National Historic Preservation Act. The draft EA analyzes the following activities:

•Modifications to the American Flat Road to facilitate safe use of the roadway;
•Realignment of a portion of the American Flat Road to segregate public traffic from haul traffic; and
•Use of several “wedges” of public land in the Lucerne Pit for haul-through purposes.

The Lucerne Haul Road would be used exclusively for haul-through purposes by the Company.

Concurrently, the BLM and consulting parties are preparing a Memorandum of Agreement (“MOA”) under the National Historic Preservation Act to resolve potential adverse effects to nine historic properties in the project area. The BLM will hold a separate workshop on the MOA.

SR-342 Realignment and Extraction of Existing Mine Dumps

In early February, the Nevada Department of Transportation, (“NDOT”, closed an approximate two-mile section of State Route 342 (“SR-342”), south of Gold Hill, as a safety precaution following roadway cracking and area specific sinking during a weekend of heavy rains. The area of sinking is above a historic mine-shaft dating back to the early 1900’s, and that portion of the road sits on old mine dumps and looser fill that has a history of instability and, in some cases, failure. The Company owns the land, with NDOT granted prescriptive rights to operate the state roadbed over that private land. Storey County, NDOT, the Company, and other applicable regulatory agencies evaluated several remedies for the realignment of SR-342.

On December 4, 2015, the Company announced that the realignment of SR-342 was completed in collaboration with the NDOT, U.S. Army Corp. of Engineers (“USACE”), the Nevada Division of Environmental Protection (“NDEP”) and the U.S. Environmental Protection Agency (“EPA”). SR-342 passed all relevant NDOT inspections and has been reopened for public use.

The completion of the SR-342 realignment, including the capping of the historic Silver Hills Mine shaft, provides a better route from Carson City to Virginia City and also allows for a safer and more efficient passage for ongoing mining operations. The Company also achieved significant environmental and reclamation objectives and completed the project under the original $3 million budget.

In addition, during the latter part of 2014, the geological and environmental teams undertook a systematic evaluation of historic mine dumps throughout most of the central part of the Comstock District. Quantifying and understanding the nature of possible legacy contaminants and identifying the extent of mineralization with the potential to increase mineable resources were the two primary objectives. Overall, we identified approximately 604,000 tons of mineralized dump materials. Of that total, approximately 450,000 tons are located underneath and to the east of SR-342, with an average grade between 0.025-0.035 opt Au. As part of the SR-342 re-alignment, 304,000 tons of the material located underneath SR-342 was extracted and stacked onto the leach pad for processing providing a significant environmental remediation and a meaningful contribution to operations and production schedule. The remaining tons not yet extracted and processed have been targeted for later in 2016, in conjunction with the final transition into underground mining production.

Operating Costs

During fiscal year 2015, actual Lucerne Mine cost applicable to mining revenue was $14.2 million, $10.7 million net of silver by-product credits as compared to $23.3 million, $19.1 million net of silver by-product credits in 2014, a 39% reduction of cost applicable to mining when comparing 2015 to 2014. Cost applicable to mining revenue include mining and processing labor, maintenance, drilling, blasting and assaying, hauling, crushing and related maintenance cost, among others. Cost applicable to mining revenue also includes $5.4 million and $5.4 million of depreciation for 2015 and 2014.

During the year ended December 31, 2015, the Company realized $8.5 million of savings from reduced labor, drilling, and blasting and fuel in 2015, as compared to 2014. The Company also realized $2.0 million savings from other non-mining activities including environmental, mine claims and real estate segment. In total, the Company reduced costs by $10.5 million from 2015 as compared to 2014, exceeding the total annual target of $10 million. In addition, the Company also reduced future mine claim costs by approximately $1.5 million per annum, eliminated all future preferred stock dividends, resulting in additional future savings of approximately $3.5 million per annum and eliminated royalties directly associated with future production from the Lucerne resource areas, saving millions more depending on production rates and ensuring a lower cost operation by eliminating those royalties. The Company incurred approximately $0.7 million in severance costs during the year ended December 31, 2015, in mining and general and administrative expenses, associated with organizational cost reductions.

Outlook

The Company commenced the underground drift tunnel and drilling, associated with the first underground exploration phase of a PQ geological target in September 2015, and expects to complete drift-sampling, drilling and ongoing metallurgical test work of the PQ target by February 2016. The Succor vein system is being considered as an easterly extension of the first phase of development beyond the high-grade PQ target. This will positively expand the scope of Phase 1, through the first half of 2016. The drift tunnels are designed to conduct an underground exploration program directed at a series of geological targets in the Silver City Branch of the Comstock Lode, including the PQ target, the Succor vein systems and the historic Woodville Bonanza system. These initial targets represent the core of a broader geological corridor where the Company is currently drilling. Previous surface drilling in the area, including the Succor-Holman drilling from 2015 had suggested that a greater than 1,000 feet of mineralized strike in the Succor zone lying generally adjacent to and below the Lucerne Cut has the potential to yield high-grade gold and silver. The current program has been geared toward defining that potential.

Drill results from the PQ drilling have begun yielding wider and longer high-grade intercepts. These results will be released as they are received and analyzed through February of 2016. During the first quarter of 2016, the Company will complete, analyze and assess the results of the PQ drilling toward its potential contribution toward mineral reserves and a mine plan. The Company will also complete the drifting to the Succor vein system in early February, and commence geological sampling and limited scope drilling in March 2016, on the Succor target to assess its potential for adding to a potential Lucerne mine plan.

The Company will also complete similar scope drilling on the Woodville target during the second quarter, to further assess its potential for Lucerne mine planning. Ultimately, these efforts are designed to develop mine plans of sufficient grade and quantities for longer-lived production plans for the Lucerne mine.

During the second quarter of 2016, the Company will commence limited core drilling in Dayton, sufficient to finalize the parameters of a mine plan and commence the permitting for the Dayton Mine. This drilling should be completed in the second quarter and allow for permitting during the second half of 2016. The Company has developed grade shells with higher average grades and believes the Dayton to have economically feasible potential and plans on developing those mine plans in the later half of 2016. Infill drilling is expected to expand the reserve potential for the Dayton mine plans.

Production during 2016 is currently limited to processing of existing leach pad materials and limited stacking of new mineralized material during January and February of 2016. Considering the improved estimates of gold and silver recoveries, that is, 85% for gold and 57% for silver, the current leach cycle will continue well into the second quarter, likely through May 2016, or later. All operating costs associated with hauling, crushing and other ancillary activities have been reduced or eliminated as we transition the full organizational focus to toward the discovery, development and establishment of reserves from Lucerne and Dayton, for future mining. During our exploration and development activities in 2016, we expect to operate with less than 25 employees. General and administrative costs are also expected to decline significantly during the first quarter of 2016, resulting in savings in all non-mining costs of over $3 million during 2016, as compared to 2015.

The Company will report the results of the Lucerne and Dayton exploration and development programs, when available, during both the first and second quarters of 2016.

The industry is experiencing a difficult downturn with many participants shutting down or deferring project activities. Exploration is down significantly, industry wide, and new discoveries are even scarcer. Cost reductions are pervasive and the Company has led in both reducing and transitioning to lower, more flexible systems and expanding exploration. The Company believes exploration and development for new resources and reserves for future production, with higher yields (and during potentially higher metal prices), will deliver higher returns for us and to our investors. The Company also believes the evaluation of potential acquisitions of resources and reserves, especially in Nevada and the western United States, during this period of lower mining equity values, represents a good opportunity to grow and deliver additional returns to our investors. This is the focus of our 2016 business plans.

Recent Developments

In January 2016, NDEP-BMRR completed public comment on a proposed major modification to the Company’s Water Pollution Control Plan for various expansions of the heap leach facility. This modification, through a final Notice of Decision would authorize construction of “Cell 10,” located adjacent and north of the existing Cell 1 through 4 pads, and also identifies multiple future heap leach pad expansions, on privately held land, south and southwest of the existing heap leach pad and existing facilities. The modification would also authorizes the processing of underground material. Once approved, the Cell 10 expansion, the Company’s largest design to date, would provide an estimated 2.9 million tons of additional capacity. Unique to this modification is the identification and inclusion of future expansions for Cell 11 and Cell 12, located adjacent to and southwest of the existing facilities. Those potential expansions would be on approximately 90 acres located entirely within the Company’s private property. The Company expects a final authorization and the issuance of the final Notice of Decision late February, 2016.

Equity Raises

In October 2015, the Company raised $6.0 million (approximately $5.9 million net of issuance cost) through an underwritten public offering of 10,169,492 shares of common stock at a price per share of $0.59.

Land and Mineral Right Acquisitions

The Company continues to increase its footprint in the Comstock District through strategic acquisitions. The Company considers the historic Comstock District central to its growth strategy. During the year ended December 31, 2015, the Company completed various purchases of land and buildings totaling over 897 acres of land in Gold Hill, Nevada, including properties adjacent to the mining and processing operation, with purchase prices totaling approximately $5.6 million, including the issuance of 1,553,462 restricted shares of common stock as part of the purchase of two properties.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2015, 2014 and 2013.

	2015	2014	2013	Difference 2015 versus 2014	Difference 2014 versus 2013
Revenue - mining	$18,245,633	$24,736,929	$24,103,013	$(6,491,296)	$633,916
Revenue - real estate	247,217	846,432	723,574	(599,215)	122,858

Costs applicable to mining revenue	10,652,372	19,126,632	26,495,665	(8,474,260)	(7,369,033)
Real estate operating costs	342,634	1,260,972	1,117,225	(918,338)	143,747
Exploration and mine development	6,958,636	2,658,473	3,012,790	4,300,163	(354,317)
Mine claims and costs	1,299,823	2,393,722	2,596,650	(1,093,899)	(202,928)
Environmental and reclamation	2,054,447	2,464,314	2,895,552	(409,867)	(431,238)
Land and road development	2,857,720	—	—	2,857,720	—
General and administrative	6,752,731	6,371,954	9,641,507	380,777	(3,269,553)
Loss from Operations	(12,425,513)	(8,692,706)	(20,932,802)	(3,732,807)	12,240,096
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(963,169)	454,681	963,169	(1,417,850)
Interest expense	(1,216,887)	(997,112)	(1,157,535)	(219,775)	160,423
Other income	3,187,973	1,014,214	2,101	2,173,759	1,012,113
Gain on settlement of debt obligation	—	—	286,535	—	(286,535)
Net Loss	$(10,454,427)	$(9,638,773)	$(21,347,020)	$(815,654)	$11,708,247

Mining revenue decreased by $6.5 million in 2015 as compared to the year ended 2014. This decrease is primarily the result of lower ounces produced in 2015 and by a lower gold price in comparison to 2014 and 2013. In addition, the Company began developing and investing in the Lucerne underground exploration and underground drift development representing the geological targets, along with the Dayton, planned for the Company’s future production growth. In the year ended 2015, the Company produced and shipped 15,451 ounces of gold at the average selling price of $1,195. In comparison, the Company produced and shipped 19,601 ounces of gold at the average selling price of $1,272 and 17,739 ounces of gold at the average selling price of $1,362 for the years ended 2014 and 2013, respectively.

Real estate revenue was $0.2 million and for the year ended December 31, 2015. This represents a decrease of $0.6 million from 2015 to 2014. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities and business to independent operators. Real estate revenue increased $0.1 million from 2014 to 2013 and was primarily the result of focused marketing and improvement activities as the Company transitioned out of hospitality and into real estate management.

Real estate operating costs decreased $0.9 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This decrease primarily resulted from costs savings related to the leasing of the facilities and business to independent operators. Real estate operating costs increased $0.1 million for the year ended 2014 compared to the same period in 2013. This increase primarily resulted from higher consulting and employee wages associated with increased marketing and sales, including severance costs associated with changes in the delivery model.

Costs applicable to mining revenue decreased significantly by $8.5 million for the year ended December 31, 2015, as compared to 2014. The 44% reduction of net costs applicable to mining revenue is the result of lowered labor, equipment and drill and blast costs, primarily due to a lower strip ratio and lower fuel costs, from both lower consumption and lower fuel prices. The lower labor resulted from lower production and a reduction in the support labor force by 43 employees during the year. Costs applicable to mining revenue significantly decreased by $7.4 million for the year ended December 31, 2014, as compared to 2013. The decrease resulted from lower mining, maintenance, material costs from less variation associated with mining start up activities, production scheduling and includes a 2013, $1.5 million write down in the value of our inventory caused by then declining gold prices. The Company also effectively eliminated redundant costs associated with the temporary use of longer haul routes in the first quarter of 2013, eliminating outsourcing of hauling, processes and certain mining equipment.

Exploration and mine development increased by $4.3 million in 2015, as compared to 2014. The increase is a result of exploration activities, including contract service fees associated with the commencement of the underground drift and drilling for the first underground exploration phase of a PQ target and the completion of a near surface drilling program at the Dayton Resource Area and the allocation of mine development costs. Exploration and mine development costs decreased by $0.4 million in 2014, as compared to 2013. The decrease primarily resulted from shifting the Company’s focus from exploration to production activities. Exploration activities in 2014 and 2013 primarily represented geological support, grade, and metallurgical analysis and assessment.

Mine claim and costs decreased by $1.1 million for the year ended 2015, as compared to 2014. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock joint venture. The operating agreement of Northern Comstock LLC was amended in the third quarter, resulting in significantly lower annual costs, from $1.9 million in 2014, to $0.8 million in 2015. Ongoing costs have been permanently reduced to $0.8 million per annum.

Environmental and reclamation costs decreased by $0.4 million in 2015, as compared to year ended 2014. The decrease is the result of lower environmental consulting and lower third party expenses associated with engineering services and mine planning offset by an increase in costs of contract service fees to commence the underground drift and drilling, associated with the first underground exploration phase of a PQ target. Environmental and reclamation expenses decreased $0.4 million for the year ended 2014, as compared to the year ended 2013. The decrease is the result of lower environmental consulting costs as a result of completion of environmental studies.

Land and road development costs were $2.9 million for the December 31, 2015, due to collaboration with Storey County, NDOT and other applicable regulatory agencies, to complete the project to realign SR-342. This project was started and completed in 2015.

General and administrative expenses increased by $0.4 million for the year ended 2015, as compared to the year ended 2014. This increase is primarily due to higher property and net proceeds tax. This was offset by lower payroll costs, accounting and legal costs, and lower administrative costs. General and administrative expenses decreased by $3.3 million for the year ended 2014, as compared to the year ended 2013. This decrease is primarily the result of $3.6 million related to lower stock-based compensation expense, lower consulting and third party expenses and lower administrative costs.

Change in fair value of derivatives decreased by $1.0 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This change is primarily the result of the debt derivative obligation related to make whole provisions in the agreement with The Golden Goose Mine for the purchase of the properties in the Dayton Resource Area. The make whole provision and shares issued were replaced with a note payable. The change in the fair value of derivatives decreased by $1.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This change is primarily the result of the decrease in stock prices during the year that caused an increase in the debt derivative obligation related to make whole provisions of the agreement with The Golden Goose Mine. The change in fair value of open gold call options, forward and shares for outstanding debt obligation is also accounted for in this change.

Other income increased by $2.2 million in 2015, as compared by 2014. The Company exchanged all of its senior secured convertible and senior indebtedness owed to members of the Winfield Group, shareholders of the Company, for newly created Series A-1 preferred stock in 2010. As part of the exchange, the Company agreed to indemnify the Winfield Group for any amounts as part of the exchange that were determined to be taxable as ordinary income to each member of the Winfield Group. As a result of this transaction, the Company recorded an accrual loss contingency provision in 2010. In September 2014, a portion of the indemnity lapsed. During the year ended December 31, 2015, the remaining portion of the indemnity lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million, which is included in other income in the consolidated statements of operations. Other income increased by $1.0 million in 2014, as compared to 2013. During the year ended December 31, 2014, a portion of the tax indemnity liability lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $1 million.

Net loss was $10.5 million and $9.6 million for the years ended December 31, 2015, and 2014, respectively. The increase of $0.8 million from 2015, to 2014 was primarily the result of an increase of mine development and exploration costs and the road development costs associated with SR 342, offset by a decrease in cost applicable to mining expense due to focused costs reduction and savings activities in hauling, related maintenance, mining, consulting, and stock based compensation expense and slightly higher revenue from production. The decrease of $11.7 million from 2014, to 2013 was primarily the result of focused production and process improvements activities across entire operations during 2013.

 Liquidity and Capital Resources

Total current assets were $5.6 million at December 31, 2015. Cash and cash equivalents on hand at December 31, 2015 totaled $1.7 million. Inventories, stockpiles, and mineralized material on leach pad totaled $1.8 million.

On March 6, 2015, the Company reached an agreement to draw on a restated $10 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $10 million, subject to satisfying certain conditions and obtaining certain consents. The proceeds from the Revolving Credit Facility were primarily used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase was completed in November 2015. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. On December 28, 2015, the Company and Auramet agreed to increase the facility up to $10.0 million and extend the facility from the current maturity of February 6, 2017 to April 28, 2018.

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale leaseback accounting and has accounted for the transaction under the financing method. The Company’s obligations under the Varilease agreement are secured by an interest in the Company’s mining equipment in exchange for 24 monthly payments of $247,830 totaling the cash proceeds of $5,000,000 and applicable interest and taxes.

In October 2015, the Company raised $6.0 million in gross proceeds (approximately $5.9 million net of issuance cost) through an underwritten public offering of 10,169,492 shares of common stock at a price per share of $0.59.

Net cash used in operating activities for the twelve months ended December 31, 2015 was approximately $3.0 million as compared to $2.4 million for the year ended 2014. The Company’s use of cash in 2015 included $2.9 million for the SR-342 road realignment project, $3.3 million costs related to underground drift and exploration and $2.0 million for a reduction of accrued liabilities, offset by positive cash flow from revenues in excess of costs associated with mining revenue due to lower operating costs associated with lower labor, blasting, fuel and lower equipment costs. Our use of cash in 2014, was primarily from uses for working capital, including an increase of inventories of $1.0 million, the reduction of accounts payables and other accrued expenses of $2.1 million and increase in accounts receivable of $0.3 million.

Net cash used in investing activities for the year ended December 31, 2015, was $5.1 million, primarily from $2.5 million for strategic land purchases and $2.3 million for the design and construction of the heap leach expansion, $1.0 million deposits towards the purchase of lands and bond deposit increases of $0.1 million, net of $0.8 million of proceeds received from the sale of equipment that was previously used in mining development and production activities. Cash used in investing for the year ended 2014, was approximately $3.3 million, primarily as the result of capital assets purchases of $2.6 million and bond deposit increases of $0.8 million, net of $0.2 million of proceeds received from the sale of equipment that was previously used in mining development and production activities.

Net cash provided by financing activities for fiscal year 2015 was $4.5 million, comprised of proceeds of approximately $6.0 million from the sale of securities and proceeds of $4.4 million from the Revolving Credit Facility with Auramet and $5.0 million from the Varilease equipment lease agreement, partially off-set by the pay-down of our long-term debt obligations of approximately $10.9 million. Net cash provided by financing activities for the year ended 2014, was $8.6 million, comprised of proceeds of approximately $11 million from the sale of securities and proceeds of $4.6 million from the Revolving Credit Facility with Auramet, partially off-set by the pay-down of our long-term debt obligations of approximately $7.0 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses since 2012. During the year ended December 31, 2015, the Company continued reducing costs applicable to mining revenue, achieving $8.5 million of savings from reduced labor, drilling, and blasting and fuel in 2015, as compared to 2014 and resulting in profit of approximately $7.5 million resulting from mining revenues of $18.2 million less costs applicable to mining of $10.7 million. The Company realized $2.0 million savings in all other non-mining activities, environmental, mine claims and real estate. The Company incurred approximately $0.7 million in severance costs during the year ended December 31, 2015, in mining and general and administrative expenses, associated with organizational cost reductions.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

At December 31, 2015, the Company has cash and cash equivalents of $1.7 million. During 2015, the Company incurred a net loss of $10.5 million, used $3.0 million of cash in operations, primarily for working capital and used $10.9 million for debt repayments.

The Company’s success depends on its ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The Company has no ability to control the market prices. The costs of exploration and production may fluctuate as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could materially affect the Company’s ability to generate cash flow.

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

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”). Under the Revolving Credit Facility, the Company may have borrowings up to $10 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of April 28, 2018 and allows for re-advances on the facility up to the $10 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

Contractual Obligations

Our contractual obligations at December 31, 2015 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and capital lease obligations (1)	$13,928,191	$8,996,952	$4,730,964	$62,424	$137,851
Operating Leases (2)	9,902,400	818,500	2,531,100	841,300	5,711,500
Reclamation and remediation obligations (3)	6,827,568	—	6,827,568	—	—
	$30,658,159	$9,815,452	$14,089,632	$903,724	$5,849,351

(1)	Amounts represent principal of $13.3 million, and estimated interest payments of $0.6 million, assuming no early extinguishment. See Note 11 to the Consolidated Financial Statements.

(2)
The Company leases certain properties under operating leases expiring at various dates through 2027. See Note 19 to the Consolidated Financial Statements. Amounts include minimum rental and minimum advance royalty payments.

(3)
We are required to mitigate long-term environment impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada State Environmental Commission and Division of Environmental Protection and other agencies have approved our most recent reclamation plans, as revised, of approximately $7.1 million. In addition, the Company placed a $4.5 million reclamation surety bond through the Lexon Surety Group (“Lexon”), which includes $3.0 million with Storey County related to the move of State Route 342 and a $1.5 million with Storey County related to reclamation as of December 31, 2015. See Note 8 to the Consolidated Financial Statements.

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

Impairment of Mineral Rights and Properties, Plant and Equipment

The Company assesses its mineral rights and properties, plant and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in the Company’s business plans, changes in precious metal prices and significant downward revisions of estimated mineralization quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, and the outlook for global or regional demand conditions for gold and silver. However, the impairment reviews and calculations are based on assumptions that are consistent with the Company’s business plans and long-term investment decisions.

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

At December 31, 2015 the Company’s estimate of recoverable gold ounces in stockpiles and on the leach pad increased from previously estimated 81% to 85%. This change increased our recoverable gold ounces in mineralized material placed on leach pad during the fiscal year 2015 by approximately 1,339 and as a result inventories and stockpiles and mineralized material on leach pad increased and costs applicable to mining revenue decreased by approximately $1.3 million.

We evaluated the impact of potential recovery rate changes at December 31, 2015. The impact of such changes to recovery rate would change our estimate of recoverable gold ounces on the leach pad and change costs of goods sold.

	Increase of 1%	Increase of 2%	Decrease of 1%	Decrease of 2%
Recovery rate	86%	87%	84%	83%
Ounces remaining increase (decrease)	670	1,340	(669)	(1,339)
COGS increase (decrease)	$(526,538)	$(998,405)	$596,175	$1,288,794

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
DECEMBER 31, 2015, 2014 AND 2013

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	78

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comstock Mining Inc.
Virginia City, Nevada

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and changes in cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comstock Mining Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
January 28, 2016

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,663,170	$5,308,804
Accounts receivable	24,642	322,406
Inventories (Note 3)	450,951	428,235
Stockpiles and mineralized material on leach pads (Note 3)	1,322,211	1,743,053
Prepaid expenses and other current assets (Note 5)	2,188,053	833,360
Total current assets	5,649,027	8,635,858

MINERAL RIGHTS AND PROPERTIES, Net (Note 6)	7,205,081	7,318,175
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 7)	26,596,859	26,207,062
RECLAMATION BOND DEPOSIT (Note 8)	2,642,804	2,642,804
RETIREMENT OBLIGATION ASSET (Note 9)	1,107,120	1,619,101
OTHER ASSETS	12,000	32,872

TOTAL ASSETS	$43,212,891	$46,455,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,964,371	$2,265,723
Accrued expenses (Note 10)	1,639,526	4,408,568
Long-term debt and capital lease obligations – current portion (Note 11)	8,538,336	5,897,219
Derivative liabilities	—	33,298
Total current liabilities	12,142,233	12,604,808

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations (Note 11)	4,759,213	5,701,264
Long-term reclamation liability (Note 9)	6,827,568	5,908,700
Other liabilities	724,407	—
Total long-term liabilities	12,311,188	11,609,964

Total liabilities	24,453,421	24,214,772

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 159,917,711 and 82,480,600 shares issued and outstanding at December 31, 2015 and 2014, respectively	106,505	54,932
Convertible Preferred Stock; 50,000,000 shares authorized 7.5% Series A-1 convertible preferred stock; $.000666 par value, 1,500,000 shares authorized, 0 and 24,362 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	16
7.5% Series A-2 convertible preferred stock, $.000666 par value, 250,000 shares authorized, 0 and 1,610 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	1
7.5% Series B convertible preferred stock, $.000666 par value, 600,000 shares authorized, 0 and 22,676 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	15
Additional paid-in capital	217,716,500	210,795,244
Accumulated deficit	(199,063,535)	(188,609,108)
Total stockholders’ equity	18,759,470	22,241,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,212,891	$46,455,872
See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
REVENUES
Revenue - mining	$18,245,633	$24,736,929	$24,103,013
Revenue - real estate	247,217	846,432	723,574
Total revenues	18,492,850	25,583,361	24,826,587

COST AND EXPENSES
Costs applicable to mining revenue	10,652,372	19,126,632	26,495,665
Real estate operating costs	342,634	1,260,972	1,117,225
Exploration and mine development	6,958,636	2,658,473	3,012,790
Mine claims and costs	1,299,823	2,393,722	2,596,650
Environmental and reclamation	2,054,447	2,464,314	2,895,552
Land and road development	2,857,720	—	—
General and administrative	6,752,731	6,371,954	9,641,507
Total cost and expenses	30,918,363	34,276,067	45,759,389

LOSS FROM OPERATIONS	(12,425,513)	(8,692,706)	(20,932,802)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	(963,169)	454,681
Interest expense	(1,216,887)	(997,112)	(1,157,535)
Other income	3,187,973	1,014,214	2,101
Gain on settlement of debt obligations	—	—	286,535
Total other income (expense), net	1,971,086	(946,067)	(414,218)

NET LOSS	(10,454,427)	(9,638,773)	(21,347,020)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(5,452,445)	(3,672,785)	(4,016,705)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(15,906,872)	$(13,311,558)	$(25,363,725)

Net loss per common share – basic	$(0.14)	$(0.17)	$(0.42)

Net loss per common share – diluted	$(0.14)	$(0.17)	$(0.42)

Weighted average common shares outstanding — basic	110,072,486	78,586,266	60,580,742

Weighted average common shares outstanding — diluted	110,072,486	78,586,266	60,580,742

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2013	23,499	$16	5,271	$4	28,399	$19	48,466,267	$32,279	$175,985,559	$(157,623,315)	$18,394,562
Common stock issued for:
Public offering							9,146,920	6,091	18,743,909		18,750,000
Public offering issuance cost									(459,515)		(459,515)
Vested restricted stock							1,199,300	799	(799)		—
Payment of dividends							2,167,398	1,443	(1,443)		—
Payment of long term debt obligation							1,037,141	691	1,914,309		1,915,000
Deemed dividend on beneficial conversion									304,724		304,724
feature related to convertible preferred stock									(304,724)		(304,724)
Issuance of Series A-1 convertible preferred											—
stock for mineral lease	863	—							2,047,575		2,047,575
Conversion of Series A-2 convertible preferred
stock into common stock			(3,661)	(3)			5,623,003	3,745	(3,742)		—
Conversion of Series B convertible preferred
stock into common stock					(4,206)	(3)	2,548,908	1,698	(1,695)		—
Stock-based compensation									943,146		943,146
Net Loss										(21,347,020)	(21,347,020)
BALANCE - December 31, 2013	24,362	16	1,610	1	24,193	16	70,188,937	46,746	199,167,304	(178,970,335)	20,243,748
Common stock issued for:
Public offering							7,475,000	4,978	10,988,304		10,993,282
Public offering issuance costs									(32,019)		(32,019)
Vested restricted stock							1,777,000	1,184	(1,184)		—
Payment of dividends							2,254,599	1,502	(1,502)		—
Purchase of properties, plant and equipment							728,578	485	1,014,472		1,014,957
Payment of long-term debt obligation							137,105	91	274,119		274,210
Effective repurchase of common with issuance of long-term debt obligations							(1,000,000)	(666)	(783,118)		(783,784)
Conversion of Series B convertible preferred
stock into common stock					(1,517)	(1)	919,381	612	(611)		—
Stock-based compensation									169,479		169,479
Net loss										(9,638,773)	(9,638,773)

BALANCE - December 31, 2014	24,362	16	1,610	1	22,676	15	82,480,600	54,932	210,795,244	(188,609,108)	22,241,100
Common stock issued for:
Public offering							10,169,492	6,773	5,993,227		6,000,000
Public offering issuance costs									(96,393)		(96,393)
Vested restricted stock							60,000	40	(40)		—
Payment of dividends							11,842,085	7,887	(7,887)		—
Purchase of properties, plant and equipment							1,726,312	1,150	1,023,640		1,024,790
Conversion of Series A-1 convertible preferred
stock into common stock	(24,362)	(16)					37,422,416	24,923	(24,907)		—
Conversion of Series A-2 convertible preferred
stock into common stock			(1,610)	(1)			2,473,597	1,647	(1,646)		—
Conversion of Series B convertible preferred
stock into common stock					(22,676)	(15)	13,743,209	9,153	(9,138)		—
Stock-based compensation									44,400		44,400
Net loss										(10,454,427)	(10,454,427)
BALANCE - December 31, 2015	—	$—	—	$—	—	$—	159,917,711	$106,505	$217,716,500	$(199,063,535)	$18,759,470

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
OPERATING ACTIVITIES:
Net loss	$(10,454,427)	$(9,638,773)	$(21,347,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	7,727,433	6,876,322	4,821,575
(Gain)/Loss on sale of properties, plant, and equipment	(158,148)	45,499	—
Loss on disposal of mineral rights and properties, plant, and equipment	—	—	1,015,496
Gain on settlement of debt	—	—	(286,535)
Stock payments and stock-based compensation	443,036	1,875,792	3,271,511
Accretion of reclamation liability	259,573	343,717	295,484
Write down of inventories and stockpiles, mineralized material on leach pad	—	—	1,514,574
Amortization of debt discounts and issuance costs	566,723	621,196	818,780
Net change in fair values of derivatives	—	963,169	(454,681)

Changes in operating assets and liabilities:
Accounts receivable	297,764	(307,777)	(2,103,093)
Inventories	(22,716)	163,726	(291,351)
Stockpiles and mineralized material on leach pads	420,842	(1,195,573)	2,580,929
Prepaid expenses and other current assets	(158,523)	(115,926)	26,851
Other assets	20,872	25,881	25,882
Accounts payable	38,891	(333,320)	(200,431)
Accrued expenses	(1,977,933)	(1,744,638)	32,776
NET CASH USED IN OPERATING ACTIVITIES	(2,996,613)	(2,420,705)	(10,279,253)
INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(5,770,715)	(2,624,691)	(5,990,941)
Proceeds from sale of mineral rights and properties, plant and equipment	754,040	150,415	596,820
Change in reclamation bond deposit	(100,000)	(800,000)	(1,282,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,116,675)	(3,274,276)	(6,676,121)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(10,855,345)	(6,993,213)	(4,898,744)
Proceeds from long-term debt obligations	9,419,392	4,626,289	—
Proceeds from the issuance of common stock	6,000,000	10,993,282	18,750,000
Common stock issuance costs	(96,393)	(32,019)	(459,515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,467,654	8,594,339	13,391,741
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,645,634)	2,899,358	(3,563,633)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,308,804	2,409,446	5,973,079
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,663,170	$5,308,804	$2,409,446
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,099,306	$736,320	$349,390

Cash paid for income taxes	$—	$—	$—
			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Supplemental disclosure of non-cash investing and financing
activities:
	2015	2014	2013
Conversion of Series A-1, A-2 and Series B convertible preferred stock	$35,723	$612	$5,443
Dividends paid in common stock (par value)	7,887	1,502	1,443
Issuance of common stock for properties, plant and equipment	1,024,790	1,014,957	—
Issuance of common stock for long-term debt obligations payment	—	274,119	1,915,000
Issuance of Series A-1 convertible preferred stock for mineral lease capitalized in prepaid expenses	—	—	2,047,575
Issuance of long-term debt and capital lease obligations for purchase of mineral rights and properties, plant and equipment	2,046,745	3,730,163	4,472,840
Additions to reclamation liability and retirement obligation asset	659,295	140,573	531,770
Effective repurchase of common stock with issuance of long-term debt obligation	—	783,118	—
Reduction of derivative with issuance of long term debt obligation	—	1,170,000	—
Reclamation bond deposit included in accrued expenses and other liabilities	—	100,000	1,000,000
Settlement of long-term debt obligations from gold transfers	—	—	2,723,107
Settlement of long-term debt obligations through transfer of properties, plant and equipment	—	—	1,028,180
Properties, plant and equipment purchases in current liabilities	531,985	402,803	934,789

See notes to consolidated financial statements.                            (Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1. Nature of Business

Comstock Mining Inc. is a producing, Nevada-based gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company also owns extensive real estate holdings, including but not limited to the Gold Hill Hotel located in Gold Hill, Nevada just south of Virginia City and the Daney Ranch, located just south of Silver City.
As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” “our Company,” or “the Company.”

We continue expanding our property footprint and creating opportunities for exploration, mining and real property investment. The Company now owns or controls approximately 8,546 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,245 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,301 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: Comstock Mining LLC and Comstock Real Estate Inc. In January 2016, the Company formally changed the name of the Gold Hill Hotel, Inc. to Comstock Real Estate Inc. Inter-company transactions and balances have been eliminated.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company transitioned into production in the Lucerne Mine in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production.

The Company has recurring net losses from operations and an accumulated deficit of $199.1 million as of December 31, 2015. For the year ended December 31, 2015, the Company incurred a net loss of $10.5 million and used $3.0 million cash in operations. As of December 31, 2015, the Company had cash and cash equivalents of $1.7 million, current assets of $5.6 million and current liabilities of $12.1 million, resulting in current liabilities in excess of current assets of $6.5 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”). Under the Revolving Credit Facility, the Company may have borrowings up to $10 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of April 28, 2018 and allows for re-advances on the facility up to the $10 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. As described in Note 12, on October 19, 2015 the Company raised $6.0 million in gross proceeds (approximately $5.9 million, net of issuance costs) through an underwritten public offering of 10,169,492 shares of our common stock at a price of $0.59 per share. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

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

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. As of December 31, 2015, we had cash and cash equivalents in excess of federal insurance limits in the amount of approximately $1.4 million.

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

Long-Lived Assets - We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value.  Fair value is generally determined based on discounted future cash flows.

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

Revenue Recognition - Revenue is recognized from sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Gold revenue is recorded at an agreed upon spot price and gold ounce measurement resulting in revenue and a receivable at the time of sale. Gold revenue is recorded net of refining charges and discounts. Sales of by-products (such as silver) are credited to costs applicable to mining revenue. Real estate revenue is recognized as services are provided to customers.

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

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2015, 2014 and 2013.

Derivative Liabilities - Derivatives liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

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

Income Taxes - The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such deferred tax assets to be more likely than not.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

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

Recently Issued Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This ASU provides that an entity that measured inventory by using first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices of such inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. Early application of this ASU is permitted as of the beginning of an interim or annual reporting period. The Company elected early application of this ASU, which did not have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is evaluating the timing of its adoption of this ASU. The Company elected early application of this ASU, which did not have a material impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

The Company reclassified its asset retirement obligation expenses from Mining Claims Cost to Environmental and Reclamation line item in the consolidated statements of operations. As a result of this change, Mining Claims Cost line item was reduced by $1,357,144 and $1,138,617 in 2014 and 2013, respectively, and Environmental and Reclamation increased by the aforementioned amounts.

The Company separated its exploration and mine development, mine claims and costs and environmental and reclamation line items from its previously reported reclamation and exploration costs line item in the consolidated statements of operations. Reclamation and exploration costs previously recorded in 2013 were $8,504,992. We believe this change in presentation provides increased transparency and improved comparability of our cost classifications.

The amounts for consultants and professional fees in prior periods have been reclassified to conform to the current period presentation wherein these amounts are recorded within the general and administrative line item. In prior periods, all consultants and professional fees were recorded within a separate consultants and professional fees line item.

These reclassifications had no effect on previously reported total assets, cash flows, net loss, or per share amounts.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2015 and 2014 consisted of the following:

	2015	2014
In-process	$249,130	$428,235
Finished goods	201,821	—
Total inventories	$450,951	$428,235

Stockpiles	$—	$326,126
Mineralized material on leach pads	1,322,211	1,416,927
Total stockpiles and mineralized material on leach pads	$1,322,211	$1,743,053

At December 31, 2015, the Company’s estimate of recoverable gold ounces in stockpiles and on the leach pad increased from previously estimated 81% to 85%. This change increased our recoverable gold ounces in mineralized material placed on leach pad during the fiscal year 2015, by approximately 1,339 and, as a result, inventories and stockpiles and mineralized material on leach pad increased and costs applicable to mining revenue decreased by approximately $1.3 million.

4. Derivative Financial Instruments

Derivative financial instruments at December 31, 2015 and 2014 consisted of the following:

Derivative Type	2015	2014
Derivative liabilities
Gold call options	$—	$32,698
Gold forwards	—	600
Total derivative liabilities	$—	$33,298

Gold Call Option, Forward, and Put Derivatives - During the year ended December 31, 2015, the Company entered into separate gold forward, call and put option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call and put options are recorded as a liability. The Company had no outstanding gold call, forward or put derivative contracts at December 31, 2015. During the year ended December 31, 2015, the Company recognized a gain of $600 on the change in fair value of the gold forward derivatives and a gain of $32,698 on the change in fair value of the call options derivatives. The recognized gains were included as a component of mining revenues as the contracts related to gold sales.

During the year ended December 31, 2014, the Company entered into separate gold forward and call option derivative contracts related to future gold sales with its primary customer. Premiums received at the inception of written gold call options are recorded as a liability and totaled $33,298 at December 31, 2014. During the year ended December 31, 2014, the Company recognized a loss of $600, on the change in fair value of the gold forward derivatives. During the year ended December 31, 2014, the Company recognized a loss of $32,698 on the change in fair value of the call option derivatives. The recognized losses were included as a component of mining revenues as the contracts relate to gold sales. The gold forward and call option derivative contracts outstanding at December 31, 2014 covered a total of 4,100 gold ounces with an average price of $1,270 per ounce, and were expected to settle or expire within three months.

Contingent Debt Obligation Payment Derivative - On February 11, 2014, the Company agreed to pay certain debt issuance costs in connection with the Revolving Credit Facility transaction (see Note 11) via the issuance of 137,105 shares of common stock with an estimated grant date fair value of $0.3 million. With respect to 63,505 of such shares issued to Auramet, the Company agreed to make an additional payment to Auramet equal to the difference between $0.1 million and sales proceeds received from the sale of such shares of common stock. The liability associated with the terms of this agreement was $0.04 million and was settled during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized a loss of $0.05 million, on the change in the fair value of this obligation, which is included as a component of change in fair value of derivatives in the consolidated statement of operations.

On December 10, 2014, the Company and The Golden Goose Mine (“Golden Goose”) amended the agreement whereby the Company would pay the original $2.0 million note in cash by paying $500,000 on January 1, 2015, with monthly payments of $125,000 to be made until the remaining balance is paid in full on January 1, 2016. Upon receipt of the final payment, Golden Goose agreed to return any shares unsold (with the note balance being reduced by the proceeds of any shares sold by Golden Goose). The amendment is a forward purchase contract that is required to be physically settled by delivering cash in exchange for a fixed number of shares. The forward contract is an effective repurchase of shares and the $0.8 million value of the common stock on the date of the amendment was recorded as a reduction in additional paid in capital in the consolidated statements of changes in stockholders’ equity with an increase to long-term debt obligations. Prior to the amendment, the related contingent debt obligation derivative was valued at $1.2 million and upon amendment was settled with the issuance of the long-term debt obligation.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Land and property deposits	$1,169,285	$218,000
Lease obligation deposit	231,000	—
Other	787,768	615,360
Total prepaid expenses and other current assets	$2,188,053	$833,360

6. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Dayton resource area	$2,932,226	$2,932,226
Lucerne resource area	1,998,896	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,404	317,404
Water rights	90,000	90,000
Accumulated depletion	(484,699)	(371,605)
Total mineral rights and properties	$7,205,081	$7,318,175

Mineral rights and properties balances as of December 31, 2015 and 2014 are presented based on the Company’s identified mineral resource areas and exploration targets. During the years ended December 31, 2015, 2014 and 2013, the Company recognized depletion expense of approximately $0.1 million, $0.2 million and $0.1 million, respectively.

7. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Land and building	$11,652,436	$6,307,771
Vehicle and equipment	10,531,451	11,496,105
Processing and laboratory	21,049,497	19,274,195
Furniture and fixtures	901,425	901,425
	44,134,809	37,979,496
Less accumulated depreciation	(17,537,950)	(11,772,434)
Total properties, plant and equipment	$26,596,859	$26,207,062

Property, plant and equipment capitalized under capital lease obligations as of December 31, 2015 included mining vehicles and equipment with a gross book value of $3.0 million and an accumulated depreciation value of nearly $1.7 million. As of December 31, 2014, property, plant, and equipment capitalized under capital lease obligations including mining vehicles and equipment had a gross book value of $3.8 million and an accumulated depreciation value of $1.3 million.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized depreciation expense of $6.4 million; $5.7 million; and $3.8 million, respectively.

8. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after completion of the work on such mining projects the sites are left safe, stable and capable of being productive post-mining use. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $7.1 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2015. In addition, the Company has a $4.5 million reclamation surety bond through Lexon, which includes a $3.0 million surety bond with Storey County related to the move of State Route 342 and a $1.5 million surety bond with Storey County related to reclamation as of December 31, 2015. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.5 million at December 31, 2015 and 2014. The total cash collateral is a component of the reclamation bond deposit in the consolidated balance sheets.

The reclamation bond deposit at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Lexon surety bond cash collateral	$2,500,000	$2,500,000
Other cash reclamation bond deposits	142,804	142,804
Total reclamation bond deposit	$2,642,804	$2,642,804

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

We have accrued a long-term liability of $6.8 million and $5.9 million as of December 31, 2015 and 2014, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2015, 2014 and 2013 totaled $1.4 million, $1.4 million, $1.1 million, respectively, and were a component of reclamation and exploration expenses in the consolidated statements of operations.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Long-term reclamation liability — beginning of period	$5,908,700	$5,424,410	$4,597,156
Additional obligations incurred	659,295	140,573	531,770
Accretion of reclamation liability	259,573	343,717	295,484
Long-term reclamation liability — end of period	$6,827,568	$5,908,700	$5,424,410

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining projects for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Retirement obligation asset — beginning of period	$1,619,101	$2,491,956	$2,803,318
Additional obligations incurred	659,295	140,573	531,770
Amortization of retirement obligation asset	(1,171,276)	(1,013,428)	(843,132)
Retirement obligation asset — end of period	$1,107,120	$1,619,101	$2,491,956

The increases in the reclamation liability and retirement obligation asset in 2015, 2014, and 2013 were related to County bonding and the expansion of the heap leach facility and related infrastructure.

10. Accrued Expenses

Accrued expenses at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Tax indemnification accrual (Note 18)	$—	$3,167,756
Accrued reclamation bonding obligations	—	100,000
Accrued vendor liabilities	633,282	350,703
Accrued Board of Directors fees	251,000	76,000
Accrued payroll	174,640	303,229
Accrued production royalties	120,332	94,539
Accrued personal property tax	115,907	122,714
Other accrued expenses	344,365	193,627
Total accrued expenses	$1,639,526	$4,408,568

11. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at December 31, 2015 and 2014 consisted of the following:

Note Description	2015	2014
$5,000,000 Note Payable (Auramet Facility) - Principal payable in semi-monthly installments of $200,000 with the final payment due on April 30, 2016. Interest at 9.5% paid in advance.	$1,600,000	$—
$5,000,000 Note Payable (Auramet Facility) - Principal payable in semi-monthly installments of 310 ounces of gold with the final payment due on or before July 31, 2013. Secured by a security interest in all personal property and certain real estate owned by the Company. At December 31, 2012, the note payable included imputed interest of $546,890.	—	1,071,427
$1,800,000 Note Payable (Daney) - The Company is permitted to settle the note payable in shares of common stock to be issued in January 2016. Shares issued will be sold by the noteholder in satisfaction of the outstanding principal amount.	1,139,834	—
$9,149,943 Notes Payable (Caterpillar Equipment) - Various notes payable with interest rates between 1.13% and 5.85% payable in monthly installments due on or before August 6, 2018. Secured by certain equipment of the Company.	2,679,723	3,968,019
$1,000,000 Notes Payable (V&T) - Principal is payable in quarterly installments of $250,000 with a final payment due on July 1, 2016. Secured by first deed of trust on the land.	750,000	—
$2,000,000 Note Payable (Dayton Property “Golden Goose”, as amended) - Remaining payments of $50,000 per month from March 2016 through December 2016. Secured by first deed of trust on the land.	489,212	1,953,784
$725,000 Note Payable (Donovan Property) - Principal and interest at 6% payable in monthly installments of $10,075 with final payment due on or before July 31, 2019. Secured by deeds of trust on land and unpatented claims.	414,389	574,141
$340,000 Note Payable (Gold Hill Hotel) - Principal and interest at 4.5% payable in monthly installments of $2,601 with the final payment due on or before April 30, 2026. Secured by first deed of trust on rental property.	259,173	278,254
$300,000 Note Payable (White House) - Principal and interest at 4.5% payable in monthly installments of $1,520 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	281,139	286,595
$240,000 Note Payable (Railroad & Gold Property) - Principal and interest at 4.5% payable in monthly installments of $1,835 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	110,725	208,274
Notes Payable – Other – Various other notes payable with interest rates between 4.5% and 8% payable in monthly installments due on or before September 1, 2019. Secured by first deed of trust on various property owned by the Company.	259,419	341,192
$5,000,000 Varilease Lease - Principal and interest and taxes at 9% payable in monthly installments of $247,830 due on or before April 1, 2017. Secured by certain equipment.	3,556,479	—
$175,015 Kimball Capital Lease - Principal and interest at 5.75% payable in monthly installments of $7,737 due on or before February 10, 2017.	104,522	—
$3,824,297 Caterpillar Equipment Capital Lease - Principal and interest at 4.45% payable in monthly installments of $54,775 due on or before October 17, 2017. Secured by certain equipment under capital lease.	1,652,934	2,916,797
Subtotal	13,297,549	11,598,483

Less current portion	(8,538,336)	(5,897,219)
Long-term debt and capital lease obligations	$4,759,213	$5,701,264

Debt Obligations

Auramet Facility

On March 6, 2015, the Company entered into an amended and restated $10 million revolving credit facility (the “Revolving Credit Facility”) with Auramet, pursuant to which the Company may borrow up to $10 million, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility expires on February 6, 2017. On March 6, 2015, the Company drew $5 million (the “Note”), representing cash proceeds of approximately $4.4 million, net of prepaid interest and fees of approximately $0.6 million recognized as a component of prepaid expenses and other current assets in the consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. The Note will be repaid through 25 semi-monthly cash payments of $200,000 beginning April 30, 2015, and ending April 30, 2016, with total principal and interest obligations not exceeding $5 million. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Note. On December 28, 2015, the Company and Auramet agreed to increase the facility up to $10.0 million and extend the facility from the current maturity of February 6, 2017 to April 28, 2018. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The proceeds from the Note were primarily used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase was completed in November 2015. The Note contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Note additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings. The Company and Auramet agreed to re-advance under the Revolving Credit Facility evidenced by the Note and extend up to $10 million of availability thereunder for the period to April 28, 2018.

Daney Ranch

On August 31, 2015, the Company entered into a note in the amount of $1.8 million for the purchase of land and buildings. The note does not bear interest and is due in full on January 31, 2016. Upon entering into the note, the Company issued 1,538,462 shares of common stock to the note holder as partial payment on the note. The final balance due on this note will be the amount remaining after the 1,538,462 shares of common stock are sold by the note holder and the proceeds from the sale of stocks are applied to the unpaid balance. On October 1, 2015, The Company amended the existing $1.8 million note agreement related to the Daney Ranch property. Under the terms of the original agreement, the final payment was to be made in cash. The October 1, 2015 amendment permits the Company to settle the note payable in shares of common stock, which will then be sold by note holder in satisfaction of the outstanding principal amount. As of December 31, 2015, 449,303 shares have been sold at a value of $0.2 million, resulting in $1.6 million remaining on the note and 1,089,159 shares remaining to be sold. As of December 31, 2015, the net amount due on the note after consideration of the shares of common stock issued is $1.1 million.

V&T Management

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

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale leaseback accounting and has accounted for the transaction under the financing method. The Company’s obligations under the Varilease agreement are secured by an interest in the Company’s mining equipment in exchange for 24 monthly payments. Current payments are $247,830 per month. The monthly payments since lease start will total the cash proceeds of $5 million and applicable interest and taxes.

Future maturities of long-term debt and capital leases obligations are as follows:

Years Ending December 31:
2016	$8,538,336
2017	3,710,816
2018	758,613
2019	116,111
2020	23,885
Thereafter	149,788
$13,297,549

Capital Lease Obligations

During the year ended December 31, 2015, the Company reduced the net outstanding balance due on the capital lease obligation with Caterpillar Financial Services Corporation and Kimball Equipment by $1.3 million by payments of principal, selling of equipment and modification to agreements.

The annual maturities of capital lease obligations, including interest, are as follows:

Years Ending December 31:	Amount
2016	$804,919
2017	1,046,051
2018	—
Total	1,850,970
Less: interest	(93,511)
Net capital lease obligations	1,757,459
Less: current portion	(736,790)
Long-term portion of capital lease obligations	$1,020,669

12. Stockholders’ Equity

Conversion of Convertible Preferred Stock to Common Stock

On August 26, 2015, the Company received written authorization from a majority of the holders of the Company’s outstanding Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Stock”) to amend the certificates of designation of rights, preferences and limitations of the Preferred Stock (the “Charters”), and for the conversion of all such convertible preferred stock to common stock.

The amendments to the Charters resulted in the automatic conversion of the Preferred Stock into shares of Common Stock at the conversion price of each series of Preferred Stock. As a result of the conversion, the Company issued approximately 53.6 million shares of common stock. Further, as a result of the approval of the amendments to the Charters, the Company declared and paid each Preferred Stock holder a one-time dividend of 127 common shares per share of Preferred Stock. Approximately 6,172,020 shares of common stock were issued for this one-time dividend. The fair value of the common stock for special dividend was $3.3 million. The Certificates of Amendment to the Charters were filed with the Secretary of State of the State of Nevada on August 27, 2015.

 Common Stock

In October 2015, the Company raised $6.0 million in gross proceeds (approximately $5.9 million net of issuance cost) through an underwritten public offering of 10,169,492 shares of common stock at a price per share of $0.59 under the Company’s Registration Statement on Form S-3.

During the year ended December 31, 2015, 2014 and 2013, the Company declared and issued 5,670,065, 2,254,599 and 2,167,398 shares of common stock with a fair value of $3.9 million, $3.9 million and $4.2 million as dividends on outstanding shares of convertible preferred stock, respectively.

During the years ended December 31, 2015 and 2014, 60,000 and 1,777,000 shares of vested restricted stock were issued, respectively, under the 2011 Equity Incentive Plan.

During the year ended December 31, 2015, preferred shareholders converted 24,362 shares of Series A-1 and 1,610 shares of Series A-2 convertible preferred stock into 37,422,416 and 2,473,597 shares of common stock, respectively. The preferred shares conversions during year ended December 31, 2015, resulted from the automatic conversion of the Preferred Stock into shares of Common Stock. There were no Series A-1 or Series A-2 conversions during year ended December 31, 2014.

During the year ended December 31, 2015 and 2014, preferred shareholders converted 22,676 and 1,517 shares of Series B convertible preferred stock into 13,743,209 and 919,381 shares of common stock, respectively. The preferred shares conversions during year ended December 31, 2015, were primarily related to the automatic conversion of the Preferred Stock into shares of Common Stock.

During the year ended December 31, 2015, the Company amended an agreement entered into in 2013 with V&T Management LLC, to purchase approximately 212 acres of land. The original agreement included a cash payment of $1.5 million and 650,000 in Company restricted common stock. The new terms of the amended agreement revoke the portion of the purchase price paid in shares and require the remaining balance to be paid in cash. As a result of the amendment, 650,000 restricted shares of common stock were returned to the Company and the shares canceled.

During the year ended December 31, 2015, the Company terminated a prior year agreement to purchase a building near its current mine offices. The original agreement included a cash payment of $34,000 and $388,000 in Company restricted common stock. The Company did not close escrow on the property and no transfer of deed had occurred under the agreement. Accordingly, the related property and equity issued were not given accounting consideration in the Company’s consolidated financial statements. As a result of the termination, 235,151 restricted shares of common stock were returned to the Company and the shares canceled.

During the year ended December 31, 2015, the Company closed escrow on the purchases of land and property. The purchases included the issuance of 1,726,312 shares of common stock with a fair value of $1,024,790.

As of December 31, 2015, the Company has entered into purchase agreements for three properties and has issued 1,203,645 restricted common shares. No accounting consideration has been given to these shares and the related properties as of December 31, 2015, as escrow has not closed and titles to the properties have not transferred to the Company as of December 31, 2015.

13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our liabilities at December 31, 2015, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Note payable (Daney Ranch Property)	$1,139,834	$—	$1,139,834	$—
Total Liabilities	$1,139,834	$—	$1,139,834	$—

The following table presents our liabilities at December 31, 2014, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Gold call options	$32,698	$—	$32,698	$—
Gold forwards	600	—	600	—
Total Liabilities	$33,298	$—	$33,298	$—

During the years ended December 31, 2015 and 2014, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

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

Notes payable (Daney Ranch Property) - The note payable is valued as the difference between the $1.6 million face amount as of December 31, 2015, reduced by the proceeds to be received by the noteholder from the sale of the remaining 1,089,159 shares of common stock to be sold through January 31, 2016 by the noteholder. The Company has estimated the proceeds to be received up on the sale of the common stock by the noteholder using the Black-Scholes model with various observable inputs. These inputs included contractual terms, stock price, volatility, dividend yield, and risk free interest rates. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2015, and December 31, 2014, the fair value of long-term debt and capital lease obligations approximated $11.9 million and $10.7 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

14. Segment Reporting

Our management organizes the Company into two operating segments, mining and real estate. Our mining segment consists of all activities and expenditures associated with mining. Our real estate segment consists of land, real estate rental properties and a hotel, restaurant & bar provided by the Gold Hill Hotel. We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues
Mining	$18,245,633	$24,736,929	$24,103,013
Real estate	247,217	846,432	723,574
Total revenues	18,492,850	25,583,361	24,826,587

Cost and Expenses
Mining	$(30,575,729)	$(33,015,095)	$(44,642,164)
Real estate	(342,634)	(1,260,972)	(1,117,225)
Total cost and expenses	(30,918,363)	(34,276,067)	(45,759,389)

Operating Loss
Mining	$(12,330,096)	$(8,278,166)	$(20,539,151)
Real estate	(95,417)	(414,540)	(393,651)
Total loss from operations	(12,425,513)	(8,692,706)	(20,932,802)
Other expense, net	1,971,086	(946,067)	(414,218)
Net loss	$(10,454,427)	$(9,638,773)	$(21,347,020)

Capital Expenditures
Mining	$7,478,782	$6,475,782	$11,223,865
Real estate	14,663	411,750	45,275
Total capital expenditures	$7,493,445	$6,887,532	$11,269,140

Depreciation, Amortization and Depletion
Mining	$7,607,677	$6,744,008	$4,687,674
Real estate	119,756	132,314	133,901
Total depreciation, amortization and depletion	$7,727,433	$6,876,322	$4,821,575

	As of December 31,
	2015	2014	2013
Assets
Mining	$41,886,124	$45,029,258	$42,841,452
Real estate	1,326,767	1,426,614	1,158,544
	$43,212,891	$46,455,872	$43,999,996

On March 20, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities to independent operators. The initial term of the lease agreement went effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

For the years ended December 31, 2015 and 2014, substantially all of the mining revenues were attributable to one customer.

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

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(10,454,427)	$(9,638,773)	$(21,347,020)
Preferred stock dividends	(5,452,445)	(3,672,785)	(4,016,705)
Loss available to common shareholders	$(15,906,872)	$(13,311,558)	$(25,363,725)

Denominator:
Basic weighted average shares outstanding	$110,072,486	$78,586,266	$60,580,742
Effect of dilutive securities	—	—	—
Diluted weighted average shares outstanding	$110,072,486	$78,586,266	$60,580,742

Net loss per common share:
Basic	$(0.14)	$(0.17)	$(0.42)
Diluted	$(0.14)	$(0.17)	$(0.42)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2015	2014	2013
Stock options	50,000	50,000	50,000
Convertible preferred stock	—	53,639,158	54,558,567
Warrants	—	312,500	733,500
Restricted stock	1,662,000	1,796,600	3,627,600

	1,712,000	55,798,258	58,969,667

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

Performance-based Restricted Stock

On May 31, 2012, September 15, 2012, September 19, 2013, and February 23, 2015 the Board of Directors granted 755,000 shares, 525,000, 659,500, and 60,000 shares respectively, of restricted stock (performance awards) to certain employees under the 2011 Equity Incentive Plan. These awards vest primarily based on specific performance conditions including the validation of both resources (at least measured and indicated and / or proven and probable reserves) at levels of 1,000,000, 1,500,000, 2,000,000, and 3,250,000 of gold equivalent ounces by an independent third party, completing the first pour from the mining operations, and achieving certain annual mining production rates at levels of 15,000, 17,500, and 20,000 of gold equivalent ounces for a period of at least 90 days. Certain of these awards will vest at the latter of the achievement of the aforementioned performance conditions or certain service period requirements, but only if the performance conditions have been met.

The restricted stock fair value was $2.02, $2.98, $1.95 and $0.74 per share, respectively, at the grant dates (with a total grant date fair value of $1.5 million, $1.6 million, $1.3 million and $44,400, respectively). The fair value was determined based on the fair value of the underlying common stock at the grant dates. The unvested restricted stock awards expire five years after the grant date.

Information related to non-vested restricted stock issued under the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances at January 1, 2015	1,796,600	$1.95
Grants	60,000	0.74
Vested	(60,000)	0.74
Forfeitures	(134,600)	2.36
Balances at December 31, 2015	1,662,000	$1.92

 We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At December 31, 2015, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares. Additionally, the Company has estimated that certain of these performance conditions are not probable of being achieved and therefore no expense related to those conditions has been recognized.

We recorded stock-based compensation (including restricted stock grants and other common stock grants) as follows:

	Year Ended December 31,
	2015	2014	2013
Costs applicable to mining revenue	$—	$—	$(155,964)
Reclamation and exploration expenses	—	—	45,705
General and administrative	44,400	169,479	1,028,347
Real estate operating costs	—	—	25,058
Total	$44,400	$169,479	$943,146

At December 31, 2015, there was no unrecognized compensation expense related to non-vested restricted stock award shares.

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. At December 31, 2015, the Company had 50,000 outstanding and fully vested employee and director options to acquire shares of common stock. The options outstanding at December 31, 2015 have a weighted average remaining contractual life of 2.75 years and a weighted average exercise price of $4.00 per share. During 2015, there were no options granted, exercised, or forfeited.

There was no compensation expense recognized for the remaining outstanding options during the years ended December 31, 2015, 2014, and 2013.

17. Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2015, 2014 and 2013 consist of the following:

	2015	2014	2013
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	—	—

Income taxes provision	$—	$—	$—

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	33.8%	32.0%	32.0%
Other	0.2%	2.0%	2.0%
	—%	—%	—%

Deferred income taxes at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Asset retirement obligation	$1,944,953	$1,458,464
Mineral rights and properties, plant, and equipment	(5,853)	(747,474)
Mining exploration, development, claims, and permit costs	10,616,416	8,404,645
Derivatives - change in fair value	—	(39,722)
Net operating loss carryforward	50,333,692	49,441,098
Transaction costs	—	1,077,037
Other	435,598	198,039
Valuation allowance	(63,324,806)	(59,792,087)
Total net deferred tax assets	$—	$—

At December 31, 2015, the Company had federal net operating losses of approximately $148.0 million which will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2015 and 2014 of $63.3 million and $59.8 million for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by $3.5 million, $3.1 million, and $7.1 million in 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2012 and forward.

18. Related Party Transactions

Northern Comstock LLC

The Company has an operating agreement with Northern Comstock LLC, an entity controlled by a related party. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash.to be made in the form of cash, or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. The Amendments also eliminated all royalties with the related party associated with these properties.

The Company made cash payments in the amount of $120,000 under the new agreement during the year ended December 31, 2015. During the year ended December 31, 2015, 2014 and 2013, the Company recognized expense of $0.8 million, $1.9 million and $2.3 million, respectively.

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

During the year ended December 31, 2015 and 2014, the indemnity lapsed, and accordingly, the Company recognized a reduction in the loss contingency accrual of approximately $3.2 million and $1 million, respectively, which is included in other income in the consolidated statements of operations. At December 31, 2015, the Company had no liability as a result of the indemnifications fully lapsing. At December 31, 2014 and, 2013, the Company had a liability of $3.2 million and $4.1 million respectively.

Board of Directors

During the year ended December 31, 2014 and 2013, the Company paid to Kappes, Cassiday & Associates, a related party of Daniel Kappes, a member of the Board of Directors, for services related to processing consulting. Kappes, Cassiday & Associates received cash payments totaling $14,667 and $49,504, respectively.

During the year ended December 31, 2014, the Company paid Robert Reseigh, a member of the Board of Board of Directors, cash payments totaling $15,000 for services related to consulting.

There were no payments made to Kappes, Cassiday & Associates nor Robert Reseigh during 2015.

19. Commitments and Contingencies

The Company leases certain properties under operating leases expiring at various dates through 2028. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2015:

Year Ended December 31,	Third Party Leases	Related Party Leases	Total
2016	$18,000	$800,500	$818,500
2017	20,400	830,500	850,900
2018	20,400	818,500	838,900
2019	22,800	818,500	841,300
2020	22,800	818,500	841,300
Thereafter	72,000	5,639,500	5,711,500
	$176,400	$9,726,000	$9,902,400

Included in the related party leases above is an operating agreement with Northern Comstock LLC, an entity controlled by a related party. The terms of this agreement provide that the Company will make monthly cash contributions of $30,000 and annual capital contributions in the amount of $482,500 to be made in the form of cash, or in certain circumstances, the Company’s common stock.

Expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $2.0 million and $2.4 million, respectively.

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable were $53,400 in 2015. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter revenues (NSR) from minerals produced on the properties with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalties expense, including both NSR and minimum royalty obligations, was $0.2 million, $1.0 million, and $0.8 million for the years ended 2015, 2014, and 2013, respectively.

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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. In April 2015, the District Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (“Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court (“Supreme Court”). On December 9, 2015, Appellants filed their Opening Brief in the Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016 the Company and the Commissioners jointly filed an Answering Brief. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, will continue to aggressively oppose the pending appeal.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

20. Quarterly Results of Operations (Unaudited)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$6,037,417	$5,488,291	$4,345,073	$2,622,069
Gross profit/(loss) (1)	2,119,479	2,207,193	852,213	2,318,960
Loss from operations	(1,673,168)	(1,178,995)	(3,969,659)	(5,603,691)
Net profit (loss)	1,289,114	(1,509,446)	(4,307,358)	(5,926,737)
Net profit (loss) available to common shareholders	390,282	(2,474,610)	(7,952,246)	(5,870,298)
Basic earnings per common share	0.01	(0.03)	(0.07)	(0.05)
Diluted earnings per common share	0.01	(0.03)	(0.07)	(0.05)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$5,763,461	$6,215,915	$6,787,549	$6,816,436
Gross profit/(loss) (1)	714,261	444,307	2,078,145	1,959,046
Loss from operations	(3,403,664)	(3,100,769)	(1,430,614)	(757,659)
Net loss	(3,824,979)	(3,388,586)	(1,048,758)	(1,376,450)
Net loss available to common shareholders	(4,886,588)	(4,345,893)	(1,980,438)	(2,098,639)
Basic earnings per common share	(0.07)	(0.06)	(0.02)	(0.02)
Diluted earnings per common share	(0.07)	(0.06)	(0.02)	(0.02)

  (1) Total revenues less costs applicable to mining revenue and real estate operating costs.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ending December 31, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (2013) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission”. Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that internal control over financial reporting is effective as of December 31, 2015.

/s/ Corrado De Gasperis
Executive Chairman, Chief Executive Officer and President
(Principal Executive Officer)

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

Daniel W. Kappes; age 70; director since April 2012. Mr. Kappes is a founder and the President of Kappes, Cassiday & Associates (“KCA”). KCA has provided extractive metallurgical services to the international mining industry since 1972, specializing in all aspects of heap leach and cyanide processing, including laboratory testing, project feasibility studies, engineering design, construction, and operations management. KCA has pioneered many of the techniques now employed in heap leaching, and for the past several years has expanded into the design of agitated leach plants and other metallurgical processes. Mr. Kappes is a recognized authority on gold and silver metals heap leaching. In addition to providing engineering and design work on numerous projects, he has directed laboratory and field-testing on several projects that have subsequently become major precious metal mines. Mr. Kappes also has substantial experience in strategic planning, project evaluation and project management.

Mr. Kappes graduated from the Colorado School of Mines with an Engineer of Mines degree and the University of Nevada’s Mackay School of Mines with a Master’s degree in Mine Engineering. Mr. Kappes is and has served as a “Qualified Person” under National Instrument 43-101 and has also presented several technical papers on precious metals heap leaching in his career. He is a registered Professional Mining and Metallurgical Engineer in Nevada, and was named Alumnus of the Year at Mackay in 1995.

Robert C. Kopple; age 71; director since July 2015. Mr. Kopple also serves as Vice Chairman of the Board. Mr. Kopple is a senior partner at Kopple & Klinger, LLP, a law firm that he co-founded in 1992, where he specializes in estate planning, taxation, and business law. He is an experienced businessman, investor and shareholder of the Company. Mr. Kopple has been the Chairman of the Board of Triton Emission Solutions, Inc. since September 2014, the Vice Chairman of the Board of Directors of Aura Systems, Inc. since September 2013 and a Special Advisor to the Board of Directors of Patriot Gold Corp. since July 2014.

William J. Nance; age 72; director since October 2005. Mr. Nance also serves as the Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he specialized in the area of REITS, restructuring of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of InterGroup since 1984 and of Santa Fe and Portsmouth since May 1996. He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of businesses and brings over 20 years of experience as a director on public company boards.

Robert A. Reseigh; age 69; director since September 2008. Mr. Reseigh retired from Atkinson Construction Company in 2005 as the executive Vice President in charge of operations and then worked a technical adviser for the Barnard Construction Company, Inc. until April 2015 and has acted an independent consultant for various mining firms. He has over 40 years of experience in the mining and underground construction industries. Following graduation from the Colorado School of Mines in 1968 with a Master’s degree in Mining Engineering, and service in the U.S. Army, Mr. Reseigh joined Peter Kiewit Sons and progressively held the positions of Project Engineer, Superintendent, Project Manager, and Estimator before being promoted to District Manager, Vice President, and Area Manager. Bob retired from Peter Kiewit after 18 years of service, and joined Atkinson Construction in the capacity of Executive Vice President where he ran the Underground Group for 15 years until 2005.

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

Corrado De Gasperis; age 50; director since June 2011, Executive Chairman since September 2015 and President and CEO since April 2010. In addition to serving as President and CEO of the Company, Mr. De Gasperis is also the Company’s principal financial officer. He brings to the Company more than 27 years of experience in manufacturing, industrial metals and mining operational management, project management, financial and information management, restructuring, capital markets and board level governance.

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

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors. Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a Director of Comstock Real Estate, Inc., and a Director of Nevada Works, furthering Northern Nevada’s economic development plans. He is also a Member of the NYSE Markets Advisory Committee, the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees.

Judd B. Merrill; age 45; Chief Accounting Officer since January 2014 and Chief Financial Officer since February 2015. Mr. Merrill previously served as our Controller beginning in December 2011. Mr. Merrill brings strong financial planning, treasury and cash management experience in the mining sector in addition to his broader financial accounting, reporting and internal control experience, having worked as Controller of Fronteer Gold Inc. and Assistant Controller at Newmont Mining Corp., both in Nevada. He also worked for Meridian Gold Company and Deloitte & Touche LLP. Mr. Merrill holds a BS in Accounting from Central Washington University and a MBA from the University of Nevada Reno. He is also Certified Public Accountant.

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

Independence of Directors

The Board of Directors has determined that Messrs. Kappes, Kopple, Nance and Reseigh are generally “independent” directors within the listing standards of the NYSE MKT and the independence standards of our Corporate Governance Guidelines. Messrs. Kopple and Nance are also independent within the standards set forth in Rule 10A-3 of the Exchange Act.

Generally, in order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE MKT, would preclude a finding of independence and (2) not have any material relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment). On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure of the relationship is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is “independent.”

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2015, the Board of Directors and its committees held 14 meetings of all the committees of the Board of Directors on which the directors then served. The directors attended over 75% of the aggregate of (1) the total number of meetings of all committees of the Board of Directors on which the director then served and (2) the total number of meetings of the Board of Directors.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Company is led by Corrado De Gasperis, who has served as our Chief Executive Officer since April 2010 and Executive Chairman of the Board since September 2015.

The Board of Directors believes that the current Board leadership structure, in which the roles of Chairman and Chief Executive Officer are held by one person, is appropriate for the Company and its shareholders at this time. The current Board leadership structure is believed to be appropriate because it demonstrates to our employees, suppliers, customers, and other shareholders that the Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing the Company’s operations. The Board will continue to reexamine our corporate governance policies and leadership structure on an ongoing basis to ensure that they continue to meet the Company’s needs. The Company will review these policies and may adopt a different approach in the future if circumstances warrant a change.

The Board also has a Lead Independent Director. Mr. Kopple serves as Lead Independent Director and Vice Chairman of the Board. Mr. Kopple’s duties include the following: chair any meeting of the independent directors in executive session; facilitate communications between other members of the Board and the Executive Chairman of the Board/Chief Executive Officer (however, each director is free to communicate directly with the Executive Chairman of the Board/Chief Executive officer); monitor, with the assistance of outside counsel, communications from shareholders.

The Board is responsible for overseeing risk management, and receives periodic reports from management. Management and the Board are focused on the vision for the Company, and enhancing shareholder value, management and strategic planning and oversight of Company operations. We believe that our directors provide effective oversight of the risk management function, especially through dialogue between the Board and our management.

Executive Officers

The Company had two executive officers during 2015, Mr. De Gasperis, the Executive Chairman, Chief Executive Officer and President of the Company, who serves as the Company’s principal executive officer, and Judd Merrill, who serves as the Company’s Chief Financial Officer and Principal Accounting Officer. See Mr. De Gasperis’ and Mr. Merrill’s biographical information under Directors and Executive Officers section of Item 10. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockmining.com.

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

Members of the Audit and Finance Committee are William Nance, and Robert Kopple. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE MKT and SEC. William Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of William Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

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

Members of the Compensation Committee are William Nance (chair), Robert Kopple and Robert Reseigh, each of whom satisfies the independence requirements of NYSE MKT and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

Members of the Nominating and Governance Committee are William Nance (chair), Daniel Kappes and Robert Reseigh, each of whom satisfies the independence requirements of NYSE MKT and SEC rules and regulations.

Shareholders may communicate with the full Board of Directors (including shareholder nominations), a specified committee of the Board of Directors or a specified individual member of the Board of Directors in writing by mail addressed to Comstock Mining Inc., P.O. Box 1118, Virginia City, Nevada 89440, Attention: Chairman of the Nominating and Governance Committee. The Chairman of the Nominating and Governance Committee and his or her duly authorized agents are responsible for collecting and organizing shareholder communications. Absent a conflict of interest, the Chairman of the Nominating and Governance Committee is responsible for evaluating the materiality of each shareholder communication and determining whether further distribution is appropriate, and, if so, whether to (1) the full Board of Directors, (2) one or more committee members, (3) one or more Board members and/or (4) other individuals or entities. Please note that, pursuant to the terms of the employment agreement of Mr. De Gasperis, the Company agreed to take all actions as may be necessary to elect Mr. De Gasperis as a director of the Company.

Attendance at Annual Meeting

We expect all directors to attend the annual meeting of shareholders each year.

Director Compensation

Outstanding Equity Awards at December 31, 2015
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel Kappes	—	—	—	$—	—	—	$—	—	$—
Robert Kopple	—	—	—	—	—	—	—	—	—
William Nance	—	15,000	—	4.00	10/1/2018	—	—	—	—
Robert Reseigh	—	15,000	—	4.00	10/1/2018	—	—	—	—

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

•
Support our business strategy - We align our programs with business strategies focused on long-term growth and enhanced shareholder value. Our compensation plans allow our executives to share in that wealth creation and support an environment that promotes improvement and breakthrough performance.

•
Pay for Performance - A substantial majority of our executive pay is dependent upon the achievement of specific corporate performance goals. As a result, individual performance as it relates to compensation is only relevant insofar as it advances the goals of the Company. Our plans will result in realizing higher compensation when goals are met and lower compensation when goals are not met.

•
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

As of December 31, 2015, 661,200 shares remained available for issuance under the 2011 Plan. All of the awards to date have been made in the form of restricted stock. All unvested restricted stock awards granted under the 2011 Plan are subject to the following vesting requirements:

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

Who are our named executive officers?

The Company’s named executive officers for 2015 were:

Name	Title
Corrado De Gasperis	President & CEO
Judd Merrill	CFO

How do we assure that our compensation program keeps our named executive officers focused on long-term success?

We assure that our compensation programs keep our named executive officers focused on the long-term success of our Company by making a substantial portion of their long-term pay subject to the achievement of specific, longer-term, strategic, companywide performance objectives and by granting stock-based awards with vesting criteria fully linked with those, longer term, measurable strategic objectives. Moreover, the value of such stock-based awards will likely only increase based on the long-term performance of the Company as compared to other investment alternatives.

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

In setting 2015 base salaries, target total cash compensation and target total direct compensation, the Committee considered the potential value creation inherent in our stated objectives, the time period required for achieving those objectives and the associated risks.

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

Each of our named executive officers’ performance is evaluated in light of our overall financial performance and the advancement of our strategic objectives approved by the Committee and the Board of Directors. For 2015, as in past years, the Committee structured a compensation package for our named executive officers comprised of base salary and benefits coupled with long-term incentives (restricted stock grants), which we believe provided an appropriate mix of financial security, wealth sharing.

Annual Compensation: Base Salaries

Base salary provides our named executive officers with a basic level of financial security and supports the Committee’s objectives in attracting and retaining top talent. Base salary increases for other named executive officers (other than our CEO) are recommended by our CEO and are reviewed and approved by the Committee.

Executive Officer	2015Annual Base Salary
Corrado De Gasperis	$360,000
Judd Merrill	162,500

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

The Committee is authorized to retain compensation consultants or advisors but does not presently do so. Any such consultant or advisor selected by the Committee would only be selected if the Committee determined that such consultant or advisor is independent from our management pursuant to SEC and NYSE MKT standards.

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

Advisory Vote on Executive Compensation

As required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by the SEC pursuant thereto, we included a proposal for a non-binding advisory resolution approving the compensation of our named executive officers for 2014 in our proxy statement for our 2015 annual meeting of stockholders.

The proposal was overwhelmingly supported by stockholders with approval in excess of 99% (228,602,332 votes in favor and 1,156,334 votes against).

The Committee considered the results of the advisory vote in reviewing our executive compensation program, noting the high level of shareholder support, and elected to continue the same principles and objectives in determining the types and amounts of compensation to be paid to our named executive officers in 2015. The Committee will continue to focus on responsible executive compensation practices that attract, motivate and retain high performance executives, reward those executives for the achievement of long-term performance and support our other executive compensation objectives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this annual report on Form 10-K with management and, based on such review and discussion, recommended to the Board of Directors that it be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

William J. Nance, Chair
Robert C. Kopple
Robert A. Reseigh

January 28, 2016

The following table sets forth, for the periods indicated, the total compensation for services provided to us by the person who served as our principal executive officer (CEO) and principal financial officer during 2015, and the other executive officer other than the CEO who served as an executive officer at the end of 2015 who received aggregate compensation exceeding $100,000 during 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards	Non-equity incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All other compensation	Total ($)
Corrado De Gasperis	2015	$360,000	—	—	—	—	—	$360,000
President and Chief Executive Officer (2)	2014	360,000	—	—	—	—	—	360,000

Judd Merrill	2015	162,500	—	—	—	—	—	162,500
Chief Financial Officer & Chief Accounting Officer (3)	2014	155,000	—	—	—	—	—	155,000

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

(2)     Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010 and Executive Chairman since September 2015. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010.

(3)     Mr. Merrill was hired as Controller since 2011 and became Chief Accounting Officer effective January 1, 2014 and Chief Financial Officer effective February 5, 2015.

The terms of each of Mr. De Gasperis’ and Mr. Merrill’s employment agreement is described in detail in Employment, Retirement and Severance Plans and Agreements below.

Current Equity Compensation Program

In 2011, the Company adopted the 2011 Plan. For a description of the 2011 Plan, please see “Compensation Discussion and Analysis - Stock-Based Compensation.” The 2011 Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006.

As of December 31, 2015, 5,338,800 shares have been issued and outstanding under the program and 3,616,800 shares have vested and 1,662,000 are unvested. On December 21, 2011, the Board of Directors granted 4,710,000 shares of restricted stock to certain employees under the 2011 Plan. Of these shares, Mr. De Gasperis received a grant of 2,750,000 shares (of which, 1,650,000 shares have vested) and 75,000 shares (of which 45,000 shares have vested) were granted to Mr. Merrill.

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

OUTSTANDING STOCK OPTION AND UNVESTED STOCK AWARDS

Shares of common stock underlying unexercised stock options and unvested stock awards at December 31, 2015 are summarized below:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Corrado De Gasperis (1)	—	—	—	1,100,000	$440,000	—	$—
Judd Merrill	—	—	—	30,000	12,000	—	$—
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

Term. The agreement expired on April 21, 2014 and is automatically extended for additional one-year periods unless notice of termination is provided. If a “change in control” of the Company (as defined in the agreement) occurs and the remaining term of the agreement is less than three years, then the term will be extended to three years beyond the date of the change in control.

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

Judd Merrill’s Employment Agreement

Mr. Merrill was appointed to serve as our Chief Accounting Officer effective January 1, 2014 and Chief Financial Officer effective February 5, 2015.

Salary and Other Benefits. Under the agreement, Mr. Merrill is entitled to an annual base salary of $155,000. Mr. Merrill is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. Merrill is also entitled to participate in any of our incentive or compensation plans, including any profit sharing plan contemplated by Mr. Merrill’s employment agreement. The profit sharing plan has not yet been established.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2015.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	50,000	$4.00	661,200
_____________
(1)    The table does not include the 1,662,000 shares of non-vested restricted stock granted under the 2011 Plan. The equity compensation plans approved by shareholders include the 2011 Plan, under which 661,200 shares remain available for issuance, and the option and incentive plan adopted by the Company in 2006, under which no additional awards may be granted.

COMPENSATION OF DIRECTORS

During 2015, all directors who are not Company employees, except for Mr. John Winfield, who resigned from the Board in September 2015, were authorized to receive shares of the Company’s common stock for their service as a director. Mr. Daniel Kappes, Mr. William Nance and Mr. Robert Reseigh each were authorized to receive 35,000 shares and Mr. Kopple was authorized to receive 17,500 shares. As of December 31, 2015, no shares have been issued. The following table summarizes the directors’ cash compensation for 2015:

Name	Fees Earned or Paid in Cash ($) (1)
Daniel Kappes	$42,000
Robert Kopple (2)	21,000
William Nance	42,000
Robert Reseigh	42,000

(1) No payment included interest.
(2) Mr. Kopple was elected a director in September 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, except for (i) an August 27, 2015 transactions involving the InterGroup Corporation and John V. Winfield that were not reported until September 4, 2015, Van Den Berg Management I, Inc., which has reported beneficial ownership of 19.47% on Schedule 13G/A as of November 10, 2015, but has not yet filed a Form 3 or Form 4 for its beneficial ownership.

STOCK OWNERSHIP

The following table sets forth, as of January 22, 2016, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Van Den Berg Management, Inc. 805 Las Cimas Parkway Suite 430 Austin, TX 78746	Common Stock	29,579,066	(c)	18.2%
John Winfield	Common Stock	47,130,077	(d)	29.1%

Officers and Directors

William Nance	Common Stock	190,000	(e)	*
Daniel Kappes	Common Stock	120,199		*
Robert Kopple	Common Stock	5,981,046	(f)	3.7%
Robert Reseigh	Common Stock	115,000	(g)	*
Corrado De Gasperis	Common Stock	1,045,500		*
Judd Merrill	Common Stock	105,000		*
All directors and executive officers as a group (6 persons)	Common Stock	7,556,745		4.66%

_____________
* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.

(b)
Applicable percentage of ownership is based on 162,121,356 shares of common stock outstanding as of January 22, 2016 together with all applicable options, warrants and other securities convertible into shares of our common stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after January 22, 2016 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c)
Includes shares of the Company’s common stock owned by various investment advisory clients of Van Den Berg Management, Inc. Based solely on the information contained in the Scheduled 13G Amendment filed with the SEC on November 10, 2015.

(d)
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of InterGroup, Santa Fe and Portsmouth and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of InterGroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock. The 47,130,077 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 14,117,922.00 shares of the Company’s common stock held directly by Mr. Winfield, (ii), 13,148,076 shares of the Company’s common stock held by InterGroup, (iii) 8,887,896 shares of the Company’s common stock held by Portsmouth, (iv) 4,533,242 shares of the Company’s common stock held by Santa Fe, (vi) 6,442,941 shares of the Company’s common stock held by Northern Comstock,

Amount and nature of beneficial ownership
John Winfield	14,117,922
Intergroup Corporation	13,148,076
Portsmouth Square Inc	8,887,896
Santa Fe Financial Corp	4,533,242
Northern Comstock LLC	6,442,941
Total	47,130,077

(e)	Includes 15,000 shares of common stock issuable upon exercise of vested options.

(f)	Held indirectly through Robert C. Kopple as Trustee for the E.L. II Properties Trust Dated 7 /1/1983

(g)	Includes 15,000 shares of common stock issuable upon exercise of vested options.

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

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. John Winfield, the Company’s former Chairman and largest shareholder, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two parcels leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

On August 27, 2015, the Company announced the terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash.to be made in the form of cash, or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. The Amendments also eliminated all royalties with the related party associated with these properties.

Restructuring Agreement

On July 29, 2015, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”), with Northern Comstock, the members of Northern Comstock and other entities affiliated with Mr. Winfield. Pursuant to the Restructuring Agreement, the Company’s shareholders party thereto agreed to consent to the proposed amendments to the Company’s then outstanding convertible preferred stock that resulted in the elimination of certain special voting rights and Board representation rights associated with the Company’s previously outstanding Series A-1 Convertible Preferred Stock and the Company and the other members of Northern Comstock agreed to amend the terms of the First Amendment.

Stockholders' Agreement

On July 29, 2015, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), with Mr. Winfield and entities affiliated with Mr. Winfield, pursuant to which the Company is generally prohibited from incurring indebtedness in excess of $5,000,000, subject to certain limited exceptions. The prohibition set forth in the Stockholders’ Agreement is substantially identical to the negative covenant previously contained in the documents governing the Company’s previously outstanding convertible preferred stock.

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

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Deloitte & Touche LLP to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of that firm’s review of the unaudited financial statements that are included in our quarterly reports on Form 10-Q.

Fees Billed by our Auditors

The Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. During the fiscal years ended December 31, 2015 and December 31, 2014, we were billed the following fees set forth below in connection with services rendered by that firm to us.

	2015	2014
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$271,960	$296,564
Audit-Related Fees	26,832	26,000
Tax Fees	18,531	17,881
Total fees	$317,323	$340,445

Audit Fees. Audit fees include professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, including its assessment of our internal control over financial reporting for the 2014 audits, and the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, implementation of new financial and accounting reporting standards and consents and assistance with and review of documents filed with the SEC.

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

Our Audit and Finance Committee requires that our independent auditor, in conjunction with our Chief Executive Officer and Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit and Finance Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit and Finance Committee Chair and Audit and Finance Committee financial expert is William Nance.

AUDIT COMMITTEE

William J. Nance
Robert C. Kopple

January 22, 2016

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED December 31, 2015, 2014 AND 2013

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2015
Tax valuation allowance	$59,792,087	$3,532,719	$—	$63,324,806
Year ended December 31, 2014
Tax valuation allowance	$56,712,325	$3,079,762	$—	$59,792,087
Year ended December 31, 2013
Tax valuation allowance	$49,600,420	$7,111,905	$—	$56,712,325

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on April 15, 2011 as exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.2  to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619) and incorporated herein by reference)

4.1
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.1 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.2
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.2 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.3
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.3 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.4
Certificate of Amendment for the Series A-1 Certificate of Designations (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 151077115) filed on August 27, 2015, and incorporated herein by reference)

4.5
Certificate of Amendment for the Series A-2 Certificate of Designations (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 151077115) filed on August 27, 2015, and incorporated herein by reference)

4.6
Certificate of Amendment for the Series B Certificate of Designations (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 151077115) filed on August 27, 2015, and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.4
Form of Warrant (previously filed with the Securities and Exchange Commission on December 18, 2009 as exhibit 99.3 to the Company’s Form 8-K (file number 091250387) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.9
Master Loan and Security Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.1 to the Amendment to the Company’s Quarterly Report on Form 10-Q (file number 121092806) and incorporated by reference herein)

10.10
Secured Promissory Note and Guaranty (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.11
General Security Agreement (Comstock Mining, Inc.) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.3 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.12
General Security Agreement (Comstock Mining LLC) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.4 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.13
Pledge Agreement (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.2 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.14
Amended and Restated Master Purchase Contract (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.5 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.16
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.17
Employment Agreement, dated as of January 20, 2014, between the Company and Judd Merrill (previously filed with the Securities and Exchange Commission as exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 15556703) and incorporated by reference herein)

10.18
Amended and Restated Master Purchase Contract and Bill of Sale dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.19
Secured Promissory Note and Guaranty dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.2 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.20
General Security Agreement (Comstock Mining, Inc.) dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.3 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.21
General Security Agreement (Comstock Mining LLC) dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.4 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.22
Pledge Agreement dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.5 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.23
Master Lease Agreement, dated as of May 12, 2015, between Varilease Finance, Inc. and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on July 21, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 15996705) and incorporated herein by reference)

10.24
Restructuring Agreement, dated as of July 29, 2015, by and among Northern Comstock LLC, Comstock Mining Inc., DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

21*	Subsidiaries

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer and President	January 28, 2016
Corrado De Gasperis
/s/ JUDD B. MERRILL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2016
Judd B. Merrill
/s/ DANIEL KAPPES	Director	January 28, 2016
Daniel Kappes
/s/ WILLIAM NANCE	Director	January 28, 2016
William Nance
/s/ ROBERT A. RESEIGH	Director	January 28, 2016
Robert A. Reseigh
/s/ ROBERT KOPPLE	Director	January 28, 2016
Robert Kopple

Exhibit Index

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on April 15, 2011 as exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on March 30, 2012 as exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (file number 11761619) and incorporated herein by reference)

4.1
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-1 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.1 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.2
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series A-2 Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.2 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.3
Certificate of Designation of Preferences, Rights and Limitations of 7 ½% Series B Convertible Preferred Stock (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 4.3 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

4.4
Certificate of Amendment for the Series A-1 Certificate of Designations (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 151077115) filed on August 27, 2015, and incorporated herein by reference)

4.5
Certificate of Amendment for the Series A-2 Certificate of Designations (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 151077115) filed on August 27, 2015, and incorporated herein by reference)

4.6
Certificate of Amendment for the Series B Certificate of Designations (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 151077115) filed on August 27, 2015, and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.4
Form of Warrant (previously filed with the Securities and Exchange Commission on December 18, 2009 as exhibit 99.3 to the Company’s Form 8-K (file number 091250387) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.9
Master Loan and Security Agreement (previously filed with the Securities and Exchange Commission on September 14, 2012 as exhibit 10.1 to the Amendment to the Company’s Quarterly Report on Form 10-Q (file number 121092806) and incorporated by reference herein)

10.10
Secured Promissory Note and Guaranty (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.11
General Security Agreement (Comstock Mining, Inc.) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.3 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.12
General Security Agreement (Comstock Mining LLC) (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.4 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.13
Pledge Agreement (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.2 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.14
Amended and Restated Master Purchase Contract (previously filed with the Securities and Exchange Commission on February 14, 2014 as exhibit 10.5 to the Company’s Current Report on Form 8-K (file number 14611688) and incorporated by reference herein)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.16
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.17
Employment Agreement, dated as of January 20, 2014, between the Company and Judd Merrill (previously filed with the Securities and Exchange Commission as exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 15556703) and incorporated by reference herein)

10.18
Amended and Restated Master Purchase Contract and Bill of Sale dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.19
Secured Promissory Note and Guaranty dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.2 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.20
General Security Agreement (Comstock Mining, Inc.) dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.3 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.21
General Security Agreement (Comstock Mining LLC) dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.4 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.22
Pledge Agreement dated as of March 6, 2015, between the Company and Auramet International, LLC (previously filed with the Securities and Exchange Commission on April 16, 2015 as exhibit 10.5 to the Company's Form 10-Q (file number 15772964) and incorporated herein by reference)

10.23
Master Lease Agreement, dated as of May 12, 2015, between Varilease Finance, Inc. and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on July 21, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 15996705) and incorporated herein by reference)

10.24
Restructuring Agreement, dated as of July 29, 2015, by and among Northern Comstock LLC, Comstock Mining Inc., DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

21*	Subsidiaries

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements

* Filed herewith.