Form 10-Q
period 2016-03-31
Comstock Mining Inc.
filed 2016-05-05
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at May 4, 2016 was 178,871,356.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from the conversion of securities that are convertible into or exercisable for shares of our common stock; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting rejections, constraints or delays; business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities; unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment, and raw materials; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,587,349	$1,663,170
Accounts receivable	155,448	24,642
Inventories (Note 2)	202,613	450,951
Stockpiles and mineralized material on leach pads (Note 2)	800,073	1,322,211
Prepaid expenses and other current assets (Note 3)	2,777,889	2,188,053
Total current assets	7,523,372	5,649,027
MINERAL RIGHTS AND PROPERTIES, Net	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	24,372,631	26,596,859
RECLAMATION BOND DEPOSIT	2,622,544	2,642,804
RETIREMENT OBLIGATION ASSET (Note 5)	899,621	1,107,120
OTHER ASSETS	12,000	12,000
TOTAL ASSETS	$42,635,249	$43,212,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,270,111	$1,964,371
Accrued expenses (Note 6)	1,089,571	1,639,526
Long-term debt and capital lease obligations – current portion (Note 7)	6,398,794	8,538,336
Total current liabilities	10,758,476	12,142,233
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations (Note 7)	4,440,255	4,759,213
Long-term reclamation liability (Note 5)	6,874,013	6,827,568
Other liabilities	708,884	724,407
Total long-term liabilities	12,023,152	12,311,188
Total liabilities	22,781,628	24,453,421
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 175,167,711 and 159,917,711 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	116,662	106,505
Additional paid-in capital	222,851,889	217,716,500
Accumulated deficit	(203,114,930)	(199,063,535)
Total stockholders’ equity	19,853,621	18,759,470
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,635,249	$43,212,891

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
REVENUES
Revenue - Mining	$1,980,764	$5,927,174
Revenue - real estate	39,757	110,243
Total revenues	2,020,521	6,037,417

COST AND EXPENSES
Costs applicable to mining revenue	1,415,921	3,717,911
Real estate operating costs	52,429	200,027
Exploration and mine development	2,627,592	603,194
Mine claims and costs	296,433	421,065
Environmental and reclamation	372,696	623,154
General and administrative	1,085,108	2,145,234
Total cost and expenses	5,850,179	7,710,585

LOSS FROM OPERATIONS	(3,829,658)	(1,673,168)

OTHER INCOME (EXPENSE)
Interest expense	(553,605)	(223,673)
Other income (expense), net	331,868	3,185,955
Total other income (expense), net	(221,737)	2,962,282

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,051,395)	1,289,114

INCOME TAXES	—	—

NET INCOME (LOSS)	(4,051,395)	1,289,114

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	(898,832)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,051,395)	$390,282

Net income (loss) per common share – basic	$(0.02)	$0.01

Net income (loss) per common share – diluted	$(0.02)	$0.01

Weighted average common shares outstanding — basic	162,851,273	82,492,914

Weighted average common shares outstanding — diluted	162,851,273	136,101,769

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(4,051,395)	$1,289,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	1,692,631	1,913,505
Stock payments and stock-based compensation	—	44,400
Accretion of reclamation liability	46,445	63,959
Gain on sale of properties, plant, and equipment	(539,370)	(12,723)
Amortization of debt discounts and issuance costs	188,305	86,973
Payment of interest expense and sales tax with common stock	98,736	—
Loss on payment of debt obligation with common stock	150,166	—
Net change in fair values of derivatives	—	14,055
Changes in operating assets and liabilities:
Accounts receivable	(130,806)	281,304
Inventories	248,338	(72,326)
Stockpiles and mineralized material on leach pads	522,138	(76,993)
Prepaid expenses	(170,415)	(357,457)
Other assets	—	6,471
Accounts payable	1,805,740	24,480
Accrued expenses and other liabilities	(565,478)	(2,995,264)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(704,965)	209,498
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	787,421	77,035
Purchase of mineral rights and properties, plant and equipment	(178,025)	(3,083,301)
Decrease/(increase) in reclamation bond deposit	20,260	(100,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	629,656	(3,106,266)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,836,058)	(2,652,164)
Proceeds from long-term debt obligations	925,000	4,419,392
Proceeds from the issuance of common stock	3,500,000
Common stock issuance costs	(589,454)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,999,488	1,767,228
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,924,179	(1,129,540)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,663,170	5,308,804
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,587,349	$4,179,264
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$276,729	$177,141
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Additions to reclamation liability and retirement obligation asset	$—	$659,295
Issuance of common stock for properties, plant and equipment	—	16,049
Issuance of common stock for settlement of long-term debt obligations	2,235,000
Dividends paid in common stock (par value)	—	1,723
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	—	175,015
Vested restricted common stock (par value)	—	40
Properties, plant and equipment purchases in accounts payable	—	588,890
Property sold as payment of accounts payable	500,000	—

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. ("Comstock", "Company", "we", "our" or "us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

During the three months ended March 31, 2016, the Company shipped 1,702 ounces of gold, resulting in recognized revenue of approximately $2.0 million. During the three months ended March 31, 2016, the Company shipped 29,438 ounces of silver, for approximately $0.4 million. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company has recurring net losses from operations and an accumulated deficit of $203.1 million at March 31, 2016. For the three-month period ended March 31, 2016, the Company recognized a net loss of $4.1 million and used cash in operations of $0.7 million. As of March 31, 2016, the Company had cash and cash equivalents of $3.6 million, current assets of $7.5 million and current liabilities of $10.8 million, resulting in current liabilities in excess of current assets of approximately $3.2 million. On March 31, 2016, the Company completed an underwritten public offering of 10,000,000 shares of its common stock. Gross proceeds to the Company from this offering are approximately $3.5 million before deducting underwriting commissions and other offering expenses paid by the Company. As described in Note 13, on April 13, 2016, the Company also completed the sale of additional 1,500,000 shares of the Company's common stock for additional gross proceeds of approximately $525,000.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, and existing financing arrangements including a lease financing agreement and the previously drawn revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), which outstanding balance of $1.2 million was fully paid off on April 1, 2016, from part of the proceeds from the sale of the Company’s common stock on March 31, 2016. Under the Revolving Credit Facility, the Company may have borrowings of up to $10 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of April 28, 2018, and allows for re-advances on the facility up to the $10 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed.

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

Comprehensive Income

The only component of comprehensive loss for the three months ended March 31, 2016 and 2015 was net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain recorded assets and liabilities and for tax loss carry forwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. The Company has provided a full valuation allowance at March 31, 2016, and December 31, 2015, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted for all entities. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard was originally effective for fiscal years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, that defers the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which is an amendment that clarifies the following two aspects of the new five-step revenue recognition model: identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for the amendments in this Update are the same as ASU 2015-014. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. The Company reclassified its asset retirement obligation expenses from Mining Claims Cost to Environmental and Reclamation line item in the consolidated statements of operations. As a result of this change, Mining Claims Cost line item was reduced by $343,042, and Environmental and Reclamation increased by the aforementioned amounts.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	March 31, 2016	December 31, 2015
In-process	$202,613	$249,130
Finished goods	—	201,821
Total inventories	$202,613	$450,951

Stockpiles	$—	$—
Mineralized material on leach pads	800,073	1,322,211
Total stockpiles and mineralized material on leach pads	$800,073	$1,322,211
Total	$1,002,686	$1,773,162

At March 31, 2016, the Company’s estimate of recoverable gold ounces on the leach pad increased from previously estimated 85% to 87.5%. This change increased our recoverable gold ounces in mineralized material placed on leach pad during the quarter ended March 31, 2016, by approximately 1,317 and, as a result, inventories and stockpiles and mineralized material on leach pad increased and costs applicable to mining revenue decreased by approximately $0.3 million.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2016	December 31, 2015
Land and property deposits	$1,298,355	$1,169,285
Lease obligation deposits	609,106	231,000
Other	870,428	787,768
Total prepaid expenses and other current assets	$2,777,889	$2,188,053

4. Properties, Plant and Equipment

The Company has sold land and equipment with a book value of approximately $0.7 million for the three months ended March 31, 2016.

During the three months ended March 31, 2016, and 2015, the Company recognized depreciation expense of $1.5 million and $1.6 million, respectively.

5. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	March 31, 2016	December 31, 2015
Long-term reclamation liability — beginning of period	$6,827,568	$5,908,700
Additional obligations incurred	—	659,295
Accretion of reclamation liability	46,445	259,573
Long-term reclamation liability — end of period	$6,874,013	$6,827,568

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	March 31, 2016	December 31, 2015
Retirement obligation asset — beginning of period	$1,107,120	$1,619,101
Additional obligations incurred	—	659,295
Amortization of retirement obligation asset	(207,499)	(1,171,276)
Retirement obligation asset — end of period	$899,621	$1,107,120

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued Board of Directors fees	304,331	251,000
Accrued payroll	188,859	174,640
Accrued production royalties	155,873	120,332
Accrued vendor liabilities	82,094	633,282
Accrued personal property tax	—	115,907
Other accrued expenses	358,414	344,365
Total accrued expenses	$1,089,571	$1,639,526

7. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	March 31, 2016	December 31, 2015
Note Payable (Auramet Facility)	$1,200,000	$1,600,000
Note Payable (Caterpillar Equipment)	2,465,416	2,679,723
Note Payable (V&T)	675,000	750,000
Note Payable (Dayton Property "Golden Goose")	493,527	489,212
Note Payable (Donovan Property)	386,188	414,389
Note Payable (Hard Rock Nevada)	325,000	—
Note Payable (White House)	279,737	281,139
Notes Payable - Other	242,222	259,419
Note Payable (Gold Hill Hotel)	254,267	259,173
Note Payable (Railroad & Gold Property)	102,984	110,725
Note Payable (Daney)	—	1,139,834

Lease Obligation (Varilease)	3,233,732	3,556,479
Capital Lease Obligation (Caterpillar Equipment)	1,098,267	1,652,934
Capital Lease Obligation (Kimball)	82,709	104,522
Subtotal	10,839,049	13,297,549
Less current portion	(6,398,794)	(8,538,336)
Long-term portion of long-term debt and capital lease obligations	$4,440,255	$4,759,213

Long-Term Debt Obligations

Auramet Facility

On March 6, 2015, the Company entered into an amended and restated $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet, pursuant to which the Company may borrow up to $5 million, subject to satisfying certain conditions and obtaining certain consents. On March 6, 2015, the Company drew $5 million (the “Note”), representing cash proceeds of approximately $4.4 million, net of prepaid interest and fees of approximately $0.6 million recognized as a component of prepaid expenses and other current assets in the consolidated balance sheets and amortized over the life of the payment terms using the effective interest rate method. The Note will be repaid through 25 semi-monthly cash payments of $200,000 beginning April 30, 2015, and ending April 30, 2016, with total principal and interest obligations not exceeding $5 million. Interest is payable at 9.5% per annum, and was paid in advance on the closing date of the Note. On December 28, 2015, the Company and Auramet agreed to increase the facility up to $10 million and extended the facility from the current maturity of February 6, 2017 to April 28, 2018. The indebtedness under the Revolving Credit Facility is secured by a security interest in certain real estate owned by the Company within the Company’s starter mine and a first priority security interest in all personal property of the Company and its wholly-owned subsidiary Comstock Mining LLC, subject to any existing or future Permitted Liens (as defined under the Revolving Credit Facility). The proceeds from the Note were primarily used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase was completed in November 2015. The Note contains a covenant that requires the Company to maintain a minimum liquidity balance of $1 million (including cash and cash equivalents, plus 90% of the value of any doré that has been picked up by a secured carrier but not yet paid for, as of any date of determination). The Note additionally contains customary representations, warranties, affirmative covenants, negative covenants, and events of default, as well as conditions to borrowings.

The $1.2 million outstanding on March 31, 2016 was fully paid off on April 1, 2016, from part of the proceeds from the sale of the Company’s common stock on March 31, 2016.

Daney

On August 31, 2015, the Company entered into a note in the amount of $1.8 million for the purchase of land and buildings. The note does not bear interest. Upon entering into the note, the Company issued 1,538,462 shares of common stock to the noteholder as partial payment on the note. In January 2016, the note was extended for nine months. During the three months ended March 31, 2016, the Company issued 3,000,000 shares of common stock to the noteholder as payment on the note. If proceeds from the sale of such stock by the noteholder are less than the principal amount payable, then the Company will owe the noteholder any unpaid balance.

Hard Rock Nevada

On March 7, 2016, the Company entered into a short-term note with Hard Rock Nevada, an entity owned by an employee of the Company in the amount of $325,000. The note does not bear interest and repayment was satisfied in full on April 1, 2016. Initiation and other fees, costs and expenses associated with this borrowing totaled $20,245.

Lease Obligations

Varilease Finance Inc.

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale-leaseback accounting and has accounted for the transaction under the financing method. The Company's obligations under the Varilease agreement are secured by an interest in the Company's processing equipment in exchange for 24 monthly payments of $247,830 totaling the cash proceeds of $5 million and applicable interest. On February 1, 2016, the Company entered into an amended agreement with Varilease Finance Inc. in which 2,250,000 shares of common stock were issued in satisfaction of lease payment obligations.

8. Stockholders’ Equity

In March 2016, the Company raised $3.5 million in gross proceeds (approximately $3.0 million net of issuance cost) through an underwritten public offering of 10 million shares of common stock at a price per share of $0.35 under the Company’s Registration Statement on Form S-3.

During the three months ended March 31, 2016, the Company incurred additional expenses related to common stock issuance of approximately $0.1 million.

During the three months ended March 31, 2016, the Company issued 3,000,000 shares of common stock to the Daney noteholder as payment on the note.

During the three months ended March 31, 2016, the Company issued 2,250,000 shares of common stock to Varilease Finance Inc. The shares were issued in satisfaction of lease payment obligations.

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

We had no assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and twelve months ended December 31, 2015, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3.

Note payable (Daney Ranch Property) - The note payable is valued as the difference between the $1.8 million face amount, reduced by the proceeds to be received by the noteholder from the sale of the 1,538,462 shares of common stock to be sold through October 2016 by the noteholder. The Company has estimated the proceeds to be received upon the sale of the common stock by the noteholder using the Black-Scholes model with various observable inputs. These inputs include contractual terms, stock price, volatility, dividend yield, and risk free interest rates. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

10. Net Income (Loss) Per Common Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$(4,051,395)	$1,289,114
Preferred stock dividends	—	(898,832)
Net income (loss) available to common shareholders	$(4,051,395)	$390,282

Denominator:
Basic weighted average shares outstanding	162,851,273	82,492,914
Effect of dilutive securities	—	53,608,855
Diluted weighted average shares outstanding	162,851,273	136,101,769

Net income (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income and (loss) per share, because the inclusion of such shares would be anti-dilutive or certain performance conditions have not been achieved.

	March 31,
	2016	2015
Stock options and warrants	50,000	50,000
Restricted stock	1,662,000	1,796,600
	1,712,000	1,846,600

11. Commitments and Contingencies

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

On March 28, 2016, the Company entered into a Drilling and Development Services for Common Stock Investment Agreement (the "Stock Investment Agreement") between the Company and American Mining & Tunneling, LLC and American Drilling Corp, LLC (collectively "AMT"), pursuant to which the Company agreed to issue up to 9,000,000 shares of the Company's common stock to AMT, in exchange for $5,000,000 in future underground mine development, drilling and mining services. When the AMT Shares are issued, they will be restricted shares subject to a six-month holding period by AMT, during which time the issued AMT Shares may not be sold. AMT has also agreed not to sell the shares at a per share price of less than $0.56. The Stock Investment Agreement contains customary representations, warranties and agreements in connection with the issuance of the AMT Shares, and conditions to closing include the Company's obligation to file with NYSE MKT LLC a supplemental listing application relating to the AMT Shares that has been approved by NYSE MKT LLC. As of March 31, 2016, no shares have been issued.

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

12. Segment Reporting

Our management organizes the Company into two operating segments, mining and real estate. Our mining segment consists of all activities and expenditures associated with mining. Our real estate segment consists of land, real estate rental properties and the Gold Hill Hotel. We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Three Months Ended March 31,
	2016	2015
Revenue
Mining	$1,980,764	$5,927,174
Real estate	39,757	110,243
Total revenue	2,020,521	6,037,417

Cost and Expenses
Mining	(5,797,750)	(7,510,558)
Real estate	(52,429)	(200,027)
Total cost and expenses	(5,850,179)	(7,710,585)

Operating Loss
Mining	(3,816,986)	(1,583,384)
Real estate	(12,672)	(89,784)
Total loss from operations	(3,829,658)	(1,673,168)

Other income (expense), net	(221,737)	2,962,282
Net income (loss)	$(4,051,395)	$1,289,114

Depreciation, Depletion and Amortization
Mining	$1,660,512	$1,890,108
Real estate	32,119	23,397
Total depreciation, amortization and depletion	$1,692,631	$1,913,505

Capital Expenditures
Mining	$178,025	$3,508,351
Real estate	—	14,663
Total capital expenditures	$178,025	$3,523,014

	As of March 31,	As of December 31,
	2016	2015
Assets
Mining	$41,500,677	$41,886,124
Real estate	1,134,572	1,326,767
Total assets	$42,635,249	$43,212,891

13. Subsequent Events

On April 1, 2016, the Company fully repaid the outstanding revolving credit facility of $1.2 million.

On April 1, 2016, the Company closed escrow on the sale of two properties with a sales price of $600,000. The proceeds of $600,000 from the sale were used to reduce accounts payable.

On April 13, 2016, the Company completed the sale of an additional 1,500,000 shares of the Company's common stock to the underwriter from the Company's recent public offering of common stock that closed on March 31, 2016. The sale was completed pursuant to the underwriter's exercise of the over-allotment option granted in connection with the public offering. The total number of shares sold in the offering including the over-allotment option was 11,500,000 shares resulting in gross proceeds of approximately $4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three month periods ended March 31, 2016, as well as our future results. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2015.

Overview

Comstock Mining Inc. is a producing, Nevada-based, gold and silver mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. We began acquiring properties and developing projects in the Comstock District in 2003. Since then, we have consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production. We also received the 2015 Nevada Excellence in Mine Reclamation award, voted on unanimously by five participating Federal and State of Nevada agencies.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by us and our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, and thus far the reliability has been excellent, particularly in the various Lucerne Mine areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our current operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

Our business plan is to deliver stockholder value by validating qualified resources (measured and indicated) and reserves (proven and probable) from our first two resource areas, Lucerne and Dayton, and significantly grow the commercial development of our operations through coordinated district wide plans that are economically feasible, socially responsible and operated in a lean and low cost manner. The plans are focused on expanding both the Lucerne and Dayton Mine plans, both with surface and underground development opportunities. We also plan to develop longer-term exploration plans for the remaining areas, which include the Spring Valley, Northern Extension, Northern Targets, and Occidental Target areas, subsequent to and in some cases, concurrent to the exploration and development of Lucerne and Dayton.

We achieved initial production and held our first pour of gold and silver on September 29, 2012. We produced approximately 22,925 gold equivalent ounces in 2014, and 18,455 gold equivalent ounces in 2015. That is, we produced 19,601 ounces of gold and 222,416 ounces of silver in 2014 and 15,451 ounces of gold and 221,723 ounces of silver in 2015. During the first three months ended March 31, 2016, the Company produced 1,702 ounces of gold and 29,438 ounces of silver, that is, approximately 2,073 gold equivalent ounces. The recovery rate for gold increased from an estimated 85% to an estimated 87.5%.

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company now owns or controls approximately 8,545 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,245 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,301 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Our real estate segment owns significant non-mining properties, the Gold Hill Hotel and other lands, homes and cottages. The Gold Hill Hotel consists of an operating hotel, restaurant and a bar. In 2015, we entered into an agreement to lease the Gold Hill Hotel to independent operators while retaining ownership. The initial term of the lease agreement was effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

Current Projects

Storey County, Nevada

The Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. To date, the Lucerne Resource area has and continues to be the primary exploration and development target, including both surface and underground. Activity within the Lucerne Resource area includes both surface and underground exploration and underground drift (tunnel) development. The Company plans to conduct additional, near term exploration during 2016, within the Lucerne Resource area, including the Quartz Porphyry (PQ), Succor and Woodville targets.

Lyon County, Nevada

The Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City and is a concurrent exploration and development target. Activity within the Dayton Resource area has included geological studies, drilling, resource modeling and initial exploration permitting, near surface drilling and geological modeling of the area. The Company plans to conduct additional exploration drilling in this area during 2016.

Exploration

During the first quarter of 2016, the Company focused on exploration and development in the Lucerne Resource area, primarily in the Quartz Porphyry (PQ) and Succor geological target areas, and to a lesser extent, the Dayton Resource area. Lucerne activity included underground core drilling, underground drift (tunnel) development, and underground sampling. Dayton activity included surface and underground sampling. The Company plans to conduct additional, near term exploration within the Succor target area and the Dayton Resource area. Additional programs are planned to infill near term targets including the Succor and Woodville areas as well as northern development of the PQ. Longer-term exploration targets include the southern portion of the Dayton, Spring Valley, Occidental, and Northern (Gold Hill Group) Targets. (Figure 1)

The remaining phases of the road realignment and Lucerne reclamation activities, including the final waste dump removal, grading and drainage reestablishment are scheduled for completion in 2016.

Comstock Mine Project Land Holdings & Target Areas
(Storey & Lyon County, NV) As of December 2015
Miles
0
0.25
0.5
1
N
Gold Hill Group
Con Imperial
Yellow Jacket
Kentuck
Crown Point
Belcher
Overman
Occidental
New York
New Caledonia
Keystone
Woodville
PQ
Justice
Holman
Hole 90
Succor
Chute
Oest
Dayton
Geophysical Target
Spring Valley
New Daney
Daney
Legend
Structural Target Trace
Structural Target
Patent/Fee
Unpatented
Placer
Top Priority
Secondary Priority

Figure 1 - General overview of priority surface and underground targets.

Lucerne Area

As of March 2016, about 12,380 feet of HQ-3 and NQ core have been produced from the Harris Drift. The drilling configuration is in the form of ‘fans’ that comprise a group of holes having the same azimuth but different dips (between -50 and +40 degrees from horizontal). Each drill bay has two or three fans of drill holes extending into the primary target. The core locations and orientations were specifically designed to infill and expand the areas of known, high-grade mineralization identified from previous surface drilling programs. (Figure 2)

N
W
E
S
Harris Drift
Succor Crosscut
Drill Trace
Harris Portal

Figure 2. A 3-D representation of the Harris Drift showing drill bays, drill fans, and the Succor crosscut.
The Company encountered longer mineralized intercepts (10 to 40 feet thick) from bays 3 through 6 as it moved north of the Silver City/Succor structural intersection and within and bordering the PQ mass. The configuration of the longer and higher grade intercepts occur along the hanging wall contact of the PQ intrusive mass within both the Alta Andesite and PQ host rocks. The intervals show continuity laterally and vertically along the structural contact.

Drill results from Bays 1 through 6 are summarized in Table 1 below.

Drill Bay	Hole #	From (ft.)	To (ft.)	Length	Au opt (1)	Ag opt (2)	From (m)	To (m)	Interval (m)	Au Grams	Ag Grams	Au Equivalent Ounces (3)
1	LUGC15-001	283.0	293.0	10.0	0.175	1.427	86.3	89.3	3.0	6.00	48.90	0.193
1	Includes	288.0	293.0	5.0	0.268	1.753	87.8	89.3	1.5	9.19	60.10	0.290
1	LUGC15-001(4)	358.0	363.0	5.0	1.269	0.352	109.1	110.6	1.5	43.50	12.07	1.273

1	LUGC15-002	157.0	161.0	4.0	0.137	2.564	47.9	49.1	1.2	4.70	87.90	0.170
1	LUGC15-002	219.0	221.0	2.0	0.762	2.704	66.8	67.4	0.6	26.12	92.70	0.797

1	LUGC15-003	44.0	49.0	5.0	0.319	0.373	13.4	14.9	1.5	10.94	12.79	0.324

1	LUGC15-005	81.5	86.5	5.0	0.096	3.100	24.8	26.4	1.5	3.29	106.27	0.136
1	LUGC15-005	114.0	122.0	8.0	0.115	0.415	34.7	37.2	2.4	3.94	14.22	0.120
1	Includes	114.0	116.0	2.0	0.290	0.790	34.7	35.4	0.6	9.94	27.08	0.300
1	LUGC15-005	268.0	270.0	2.0	0.354	1.875	81.7	82.3	0.6	12.14	64.28	0.378
1	LUGC15-005	302.0	307.0	5.0	0.171	0.212	92.0	93.6	1.5	5.86	7.27	0.174
1	LUGC15-005	312.0	317.0	5.0	0.107	0.426	95.1	96.6	1.5	3.67	14.60	0.112
1	LUGC15-005	322.0	327.0	5.0	0.096	0.181	98.1	99.7	1.5	3.29	6.21	0.098
1	LUGC15-005	370.0	374.0	4.0	0.093	0.904	112.8	114.0	1.2	3.19	30.99	0.105
1	LUGC15-005	382.0	387.0	5.0	0.083	0.312	116.4	118.0	1.5	2.85	10.70	0.087
1	LUGC15-005	441.0	447.0	6.0	0.094	1.143	134.4	136.2	1.8	3.22	39.18	0.109

1	LUGC15-007	119.0	123.5	4.5	0.391	0.484	36.3	37.6	1.4	13.40	16.59	0.397
1	LUGC15-007	209.0	214.0	5.0	0.083	2.088	63.7	65.2	1.5	2.85	71.58	0.110

1	LUGC15-008	187.9	193.0	5.1	0.147	0.099	57.3	58.8	1.6	5.04	3.39	0.148

2	LUGC15-006	331.0	339.0	8.0	0.141	1.452	100.9	103.3	2.4	4.82	49.77	0.159
2	Includes	331.0	333.5	2.5	0.318	1.771	100.9	101.7	0.8	10.90	60.71	0.341
2	LUGC15-006	358.5	365.5	7.0	0.121	0.549	109.3	111.4	2.1	4.16	18.80	0.128

2	LUGC15-010	159.0	164.0	5.0	0.100	0.598	48.5	50.0	1.5	3.43	20.50	0.108
2	LUGC15-010	168.0	173.0	5.0	0.090	0.446	51.2	52.7	1.5	3.09	15.29	0.096
2	LUGC15-010	176.5	181.0	4.5	0.126	0.785	53.8	55.2	1.4	4.30	26.89	0.136

2	LUGC15-012	158.0	163.0	5.0	0.083	0.192	48.2	49.7	1.5	2.85	6.58	0.085

2	LUGC15-013	118.0	122.0	4.0	0.104	4.000	36.0	37.2	1.2	3.57	137.13	0.155

2	LUGC15-015	42.0	45.0	3.0	0.104	1.161	12.8	13.7	0.9	3.57	39.80	0.119
2	LUGC15-015	117.5	121.0	3.5	0.198	0.076	35.8	36.9	1.1	6.79	2.61	0.199
2	LUGC15-015(5)	169.5	171.0	1.5	1.416	0.848	51.7	52.1	0.5	48.56	29.08	1.427
2	Includes	169.5	170.6	1.1	1.602	0.933	51.7	52.0	0.3	54.92	31.98	1.614
2	LUGC15-015	260.0	280.0	20.0	0.345	1.140	79.2	85.3	6.1	11.83	39.09	0.360
2	Includes	260.0	263.0	3.0	0.424	1.466	79.2	80.2	0.9	14.54	50.26	0.443
2	Includes	264.5	270.5	6.0	0.446	1.169	80.6	82.4	1.8	15.30	40.08	0.461
2	Includes	273.0	280.0	7.0	0.386	0.882	83.2	85.3	2.1	13.24	30.25	0.397
2	LUGC15-015	287.0	288.5	1.5	0.132	1.782	87.5	87.9	0.5	4.53	61.09	0.155
2	LUGC15-015	298.0	308.0	10.0	0.087	0.904	90.8	93.9	3.0	2.99	31.00	0.099
2	LUGC15-015	317.0	318.0	1.0	0.599	1.897	96.6	96.9	0.3	20.53	65.03	0.623
2	LUGC15-015	325.0	333.0	8.0	0.093	0.732	99.1	101.5	2.4	3.17	25.11	0.102

2	LUGC15-017	116.0	121.0	5.0	0.159	0.501	35.4	36.9	1.5	5.45	17.18	0.165
2	LUGC15-017	248.0	252.0	4.0	0.092	0.094	75.6	76.8	1.2	3.15	3.22	0.093

2	LUGC15-017	256.0	261.0	5.0	0.199	0.499	78.0	79.6	1.5	6.82	17.11	0.205
2	LUGC15-017	478.0	483.0	5.0	0.528	7.100	145.7	147.2	1.5	18.10	243.40	0.619

2	LUGC15-020	15.0	20.0	5.0	0.113	0.086	4.6	6.1	1.5	3.87	2.95	0.114

3	LUGC15-018	90.0	95.0	5.0	0.092	0.609	27.4	29.0	1.5	3.15	20.88	0.100
3	LUGC15-018	166.5	174.5	8.0	0.096	2.451	50.7	53.2	2.4	3.30	84.02	0.128
3	LUGC15-018	181.5	185.0	3.5	0.479	1.100	55.3	56.4	1.1	16.42	37.71	0.493
3	LUGC15-018	194.0	198.0	4.0	0.092	1.205	59.1	60.4	1.2	3.15	41.31	0.107
3	LUGC15-018	225.0	228.0	3.0	0.094	2.360	68.6	69.5	0.9	3.22	80.91	0.124
3	LUGC15-018	232.5	242.5	10.0	0.094	4.220	70.9	73.9	3.0	3.23	144.67	0.148
3	LUGC15-018	270.0	275.0	5.0	0.131	2.882	82.3	83.8	1.5	4.49	98.80	0.168

3	LUGC15-021	173.0	182.5	9.5	0.159	1.188	52.7	55.6	2.9	5.43	40.74	0.174
3	LUGC15-021	203.0	204.0	1.0	0.344	1.080	61.9	62.2	0.3	11.79	37.02	0.358
3	LUGC15-021	217.0	218.0	1.0	0.347	1.755	66.1	66.4	0.3	11.90	60.16	0.370
3	LUGC15-021	238.0	243.0	5.0	0.160	0.508	72.5	74.1	1.5	5.47	17.42	0.166
3	LUGC15-021	258.0	263.0	5.0	0.346	0.315	78.6	80.2	1.5	11.86	10.80	0.350
3	LUGC15-021	306.5	311.0	4.5	0.112	0.223	93.4	94.8	1.4	3.84	7.64	0.115

3	LUGC15-025	77.0	87.0	10.0	0.143	1.564	23.5	26.5	3.0	4.90	53.60	0.163
3	LUGC15-025	102.0	107.0	5.0	0.110	0.356	31.1	32.6	1.5	3.77	12.20	0.115

3	LUGC15-028	120.0	128.0	8.0	0.109	2.790	36.6	39.0	2.4	3.72	95.63	0.144

3	LUGC15-034	85.5	98.5	13.0	0.743	2.140	26.1	30.0	4.0	25.47	73.35	0.770
3	Includes	85.5	93.0	7.5	0.977	2.428	26.1	28.3	2.3	33.48	83.24	1.008
3	LUGC15-034	104.0	113.0	9.0	0.148	1.663	31.7	34.4	2.7	5.06	57.00	0.169
3	LUGC15-034	138.0	152.0	14.0	0.441	1.908	42.1	46.3	4.3	15.13	65.40	0.466
3	Includes	138.0	144.0	6.0	0.287	1.212	42.1	43.9	1.8	9.84	41.55	0.303
3	Includes	149.0	152.0	3.0	1.209	3.542	45.4	46.3	0.9	41.45	121.43	1.254

4	LUGC15-011	53.0	58.0	5.0	0.386	0.320	16.2	17.7	1.5	13.23	10.97	0.390
4	LUGC15-011	217.0	220.0	3.0	0.158	2.615	66.1	67.1	0.9	5.42	89.65	0.192
4	LUGC15-011	249.0	251.5	2.5	0.137	1.939	75.9	76.7	0.8	4.70	66.47	0.162

4	LUGC15-014	99.0	102.5	3.5	0.155	0.443	30.2	31.2	1.1	5.31	15.19	0.161
4	LUGC15-014	287.0	292.5	5.5	0.162	0.384	87.5	89.2	1.7	5.55	13.16	0.167

4	LUGC15-016	134.0	139.0	5.0	0.162	7.600	40.8	42.4	1.5	5.55	260.54	0.259
4	LUGC15-016	213.0	219.0	6.0	0.146	0.805	64.9	66.8	1.8	5.01	27.60	0.156
4	LUGC15-016	339.0	343.0	4.0	0.124	0.076	103.3	104.5	1.2	4.25	2.61	0.125

4	LUGC15-019	115.0	117.0	2.0	0.142	4.700	35.1	35.7	0.6	4.87	161.12	0.202

4	LUGC15-022	138.0	178.0	40.0	0.391	1.635	42.1	54.3	12.2	13.39	56.06	0.412

4	Includes	138.0	150.0	12.0	0.475	1.501	42.1	45.7	3.7	16.27	51.47	0.494
4	Includes	165.0	178.0	13.0	0.636	2.467	50.3	54.3	4.0	21.82	84.58	0.668

4	LUGC15-024	112.0	117.5	5.5	0.438	2.897	34.1	35.8	1.7	15.01	99.32	0.475
4	Includes	112.0	114.7	2.7	0.749	2.522	34.1	35.0	0.8	25.68	86.46	0.781
4	LUGC15-024	217.5	220.0	2.5	0.194	1.199	66.3	67.1	0.8	6.63	41.10	0.209
4	LUGC15-024	250.0	255.0	5.0	0.093	0.085	76.2	77.7	1.5	3.19	2.91	0.094

5	LUGC15-023	23.0	33.0	10.0	0.183	1.419	7.0	10.1	3.0	6.27	48.63	0.201
5	Includes	23.0	28.0	5.0	0.271	2.149	7.0	8.5	1.5	9.29	73.67	0.299

5	LUGC15-026	245.0	253.5	8.5	0.130	4.164	74.7	77.3	2.6	4.45	142.73	0.183

5	LUGC15-030	133.0	141.5	8.5	0.120	4.782	40.5	43.1	2.6	4.11	163.95	0.181
5	LUGC15-030	194.5	210.0	15.5	0.116	0.482	59.3	64.0	4.7	3.98	16.52	0.122
5	LUGC15-030	250.0	254.0	4.0	0.115	0.965	76.2	77.4	1.2	3.94	33.08	0.127
5	LUGC15-030	261.0	264.0	3.0	0.174	0.207	79.6	80.5	0.9	5.97	7.10	0.177
5	LUGC15-030	267.0	275.5	8.5	0.136	1.620	81.4	84.0	2.6	4.66	55.55	0.157
5	Includes	267.0	269.0	2.0	0.317	2.315	81.4	82.0	0.6	10.87	79.35	0.347
5	LUGC15-030	313.0	317.0	4.0	0.099	0.843	95.4	96.6	1.2	3.39	28.90	0.110
5	LUGC15-030	319.0	322.0	3.0	0.100	0.219	97.2	98.1	0.9	3.43	7.51	0.103

5	LUGC15-033	124.0	129.0	5.0	0.085	2.456	37.8	39.3	1.5	2.91	84.18	0.116
5	LUGC15-033	136.0	140.0	4.0	0.144	4.607	41.5	42.7	1.2	4.94	157.94	0.203
5	LUGC15-033	198.0	210.0	12.0	0.276	1.422	60.4	64.0	3.7	9.47	48.74	0.294
5	Includes	198.0	206.0	8.0	0.310	1.399	60.4	62.8	2.4	10.61	47.94	0.327

5	LUGC15-035	99.5	103.0	3.5	0.450	7.000	30.3	31.4	1.1	15.43	239.97	0.540
5	LUGC15-035	167.0	185.0	18.0	0.711	1.858	50.9	56.4	5.5	24.37	63.70	0.735
5	Includes	167.0	180.0	13.0	0.939	2.414	50.9	54.9	4.0	32.20	82.74	0.970

5	LUGC15-037	20.0	25.0	5.0	0.113	1.473	6.1	7.6	1.5	3.86	50.50	0.131

5	LUGC15-038	221.5	258.0	36.5	0.823	0.820	67.5	78.6	11.1	28.23	28.12	0.834
5	Includes	226.0	235.0	9.0	0.487	0.756	68.9	71.6	2.7	16.71	25.91	0.497
5	Includes	240.0	253.0	13.0	1.831	1.117	73.2	77.1	4.0	62.77	38.30	1.845
5	Includes	251.0	252.0	1.0	Void		76.5	76.8	0.3

5	LUGC15-040	7.0	8.0	1.0	0.626	1.493	2.1	2.4	0.3	21.46	51.18	0.645
5	LUGC15-040	194.5	200.0	5.5	0.290	2.407	59.3	61.0	1.7	9.94	82.51	0.321
5	Includes	194.5	197.5	3.0	0.340	3.900	59.3	60.2	0.9	11.66	133.70	0.390
5	LUGC15-040	223.5	228.0	4.5	0.531	0.507	68.1	69.5	1.4	18.20	17.38	0.538
5	LUGC15-040	252.0	265.5	13.5	0.154	0.130	76.8	80.9	4.1	5.29	4.45	0.156

5	LUGC16-042	5.0	10.0	5.0	0.240	7.500	1.5	3.0	1.5	8.23	257.11	0.336
							0.0	0.0	0.0

5	LUGC16-044	106.0	111.0	5.0	0.098	2.284	32.3	33.8	1.5	3.36	78.30	0.127
5	LUGC16-044	116.0	120.0	4.0	0.094	1.908	35.4	36.6	1.2	3.22	65.41	0.118
5	LUGC16-044	161.0	167.0	6.0	0.178	1.936	49.1	50.9	1.8	6.10	66.36	0.203

6	LUGC15-029	62.0	63.0	1.0	1.598	16.200	18.9	19.2	0.3	54.78	555.37	1.806

6	LUGC15-032	233.0	237.5	4.5	0.102	1.896	71.0	72.4	1.4	3.50	65.00	0.126
6	LUGC15-032	247.0	253.0	6.0	0.173	2.909	75.3	77.1	1.8	5.93	99.72	0.210
6	Includes	250.5	253.0	2.5	0.299	3.600	76.4	77.1	0.8	10.25	123.41	0.345
6	LUGC15-032	263.0	300.0	37.0	0.429	1.217	80.2	91.4	11.3	14.72	41.73	0.445
6	Includes	263.0	270.0	7.0	1.116	2.496	80.2	82.3	2.1	38.26	85.55	1.148
6	Includes	286.0	294.0	8.0	0.668	1.141	87.2	89.6	2.4	22.88	39.13	0.682

6	LUGC15-039	170.5	185.0	14.5	0.092	1.835	52.0	56.4	4.4	3.16	62.92	0.116
6	LUGC15-039	212.0	216.5	4.5	0.100	0.359	64.6	66.0	1.4	3.43	12.29	0.105
6	LUGC15-039	224.0	248.0	24.0	0.184	0.500	68.3	75.6	7.3	6.29	17.14	0.190
6	Includes	234.0	237.0	3.0	0.414	0.671	71.3	72.2	0.9	14.19	23.00	0.423

6	LUGC16-043	156.0	163.5	7.5	0.157	0.488	47.5	49.8	2.3	5.38	16.72	0.163
6	LUGC16-043	175.0	188.0	13.0	0.323	0.700	53.3	57.3	4.0	11.08	24.01	0.332
6	Includes	181.0	188.0	7.0	0.506	0.668	55.2	57.3	2.1	17.35	22.89	0.515
6	LUGC16-043	198.0	218.0	20.0	0.384	0.858	60.4	66.4	6.1	13.17	29.41	0.395
6	Includes	198.0	213.0	15.0	0.473	0.865	60.4	64.9	4.6	16.22	29.65	0.484

6	LUGC16-045	61.0	66.0	5.0	0.091	0.309	18.6	20.1	1.5	3.12	10.59	0.095
6	LUGC16-045	145.0	149.0	4.0	0.126	0.887	44.2	45.4	1.2	4.32	30.39	0.137

6	LUGC16-047	92.0	95.0	3.0	0.894	0.280	28.0	29.0	0.9	30.65	9.60	0.898
6	LUGC16-047	203.0	223.5	20.5	0.149	0.604	61.9	68.1	6.2	5.11	20.71	0.157
6	LUGC16-047	241.5	245.5	4.0	0.332	0.793	73.6	74.8	1.2	11.38	27.19	0.342
6	LUGC16-047	248.0	249.0	1.0	0.290	0.805	75.6	75.9	0.3	9.94	27.60	0.300
6	LUGC16-047	251.0	252.0	1.0	0.248	1.138	76.5	76.8	0.3	8.50	39.01	0.263
6	LUGC16-047	305.0	318.5	13.5	0.160	0.314	93.0	97.1	4.1	5.49	10.77	0.164
6	Includes	305.0	309.0	4.0	0.267	0.394	93.0	94.2	1.2	9.15	13.51	0.272

6	LUGC16-048	96.5	101.5	5.0	0.321	11.550	29.4	30.9	1.5	10.99	395.95	0.469
6	Includes	96.5	99.0	2.5	0.404	17.700	29.4	30.2	0.8	13.85	606.79	0.631
6	LUGC16-048	149.5	167.0	17.5	0.346	0.737	45.6	50.9	5.3	11.85	25.28	0.355
6	Includes	149.5	159.5	10.0	0.352	0.623	45.6	48.6	3.0	12.07	21.34	0.360
6	Includes	164.5	167.0	2.5	0.640	0.666	50.1	50.9	0.8	21.94	22.81	0.649
6	LUGC16-048	176.0	181.0	5.0	0.169	0.788	53.6	55.2	1.5	5.79	27.01	0.179
6	LUGC16-048	280.0	286.0	6.0	0.126	1.015	85.3	87.2	1.8	4.32	34.78	0.139

6	LUGC16-049	134.0	135.0	1.0	0.266	10.200	40.8	41.1	0.3	9.12	349.67	0.397
6	LUGC16-049	177.5	183.0	5.5	0.236	0.515	54.1	55.8	1.7	8.09	17.66	0.243
6	LUGC16-049	185.0	195.0	10.0	0.716	1.003	56.4	59.4	3.0	24.56	34.40	0.729

Reported values are from American Assay Labs (AAL) and Inspectorate American Corporation (Inspectorate) in Reno, NV
AAL and Inspectorate lab methods include standard fire assay with ICP finish and gravimetric finish per each labs internal protocols

(1) Au opt - Gold ounces per ton
(2) Ag opt - Silver ounces per ton
(3) Gold Equivalent ratio based on gold to silver price ratio of 78:1 Ag:Au
(4) Value reported is average of original and check assay
(5) A separate assay on a 0.1 foot sample of material was analyzed by total digestion (in triplicate) with the result of 6.7 opt Au and <0.030 opt Ag

Throughout the PQ drill program, geologic cross sections oriented along the drill fans and level plans on 20 foot spacing were fashioned for the target area. With completion of drilling, core logging and assaying through Drill Bay 6, these cross sections and level plans were reviewed, updated and digitized. The model was further refined as these sections were tied together to form a three dimensional triangulation using Maptek Vulcan software.

Using the geologic model and assay data as a base, multiple grade shells were produced in the same manner. Starting with cross sections and level plans, the shells were digitized and then refined as they were tied together to form three dimensional triangulations. These shells form the base of the block model used for internal planning and resource development. (Figure 3)

The block model uses the grade shells to constrain grade estimation and sample selection to specific areas. Grades are then estimated in those areas keeping grades in ranges seen by statistical analysis of the drill assays.

Figure 3 - Current gradeshells: red 0.12 opt Au cutoff (averaging 0.31 opt Au) includes magenta 0.25 opt Au cutoff (averaging 0.61 opt Au), with PQ, Succor, and Woodville proposed drill programs.

The Company considers the initial 800 feet of advance within the Harris Drift as a first phase of development towards a longer-term exploration and development objective targeting a three quarter mile long mineralized corridor that includes the Lucerne (including the PQ target), Succor, Woodville, and Chute zone systems. (Figure 4) Most of these systems remain open to the north and east and particularly at depth. A second phase of development was completed by advancing a crosscut out of Drill Bay 2 to a total length of 450 feet, toward the structural intersection of the Silver City fault zone and Succor vein zone. The design of the crosscut is geared toward favorable underground drilling position. The Succor represents an important target in conjunction with the PQ zone based on its location (perpendicular and adjacent to the PQ), past production history and the results from the Company’s 2011, and 2012, reverse circulation drill programs.

Mineralized Corridor
Harris Portal
(Tunnel Entrance)
Exploration
Drill Bays 1 & 2
Harris Drift
(800ft)
Current Surface
Mine Area
342
NEVADA
342
NEVADA
Woodville Target
Succor Crosscut
(450ft)
PQ Target
Exploration
Drill Bays
3,4,5 & 6
Chute Zone
W
S
N
E

Figure 4 - Underground target areas highlighting the exploration drift and drill bays.

The Succor Vein Target has a strike length of greater than 1000 feet, an average true width of 15 feet and an average dip of 55 degrees. The structure has reported historic mining grades of approximately 0.620 ounces per ton of recovered gold equivalent grade and is open to the east and at depth, along the entire structure. The proposed drill holes shown in Figure 5 are designed to extend the depth of known mineralization identified by surface drilling.

Figure 5. Woodville, PQ, and Succor target areas with proposed Succor target drilling.

The Company is currently evaluating the results of the core program. Future drill programs are being developed with a phased approach to extend the PQ mineralization and scope the Succor and Woodville targets.

Additionally a series of cyanide bottle roll tests have been completed using assay pulp reject material. The results of the bottle roll testing help determine how quickly and completely the gold and silver will leach from the material.

The test results were used to identify similar rock types suitable for column leach tests. Using the remaining half core, composite samples were assembled to meet the material requirements. In total five composite columns tests have been started. These tests are being performed by McClelland Laboratories of Reno, NV. The columns are 4 inches in diameter, 10 feet tall and the rock is crushed to ¾ inches. The leach test will last 90 days. Column tests mimic the conditions in a leach pad to determine 90 day recovery of gold and silver as well as test the physical stability of the stacked leach material.

Exploration and Development of Dayton Surface and Underground Targets

The geologic and engineering staff also completed underground mapping, sampling, and surveying in a number of historic mine tunnels on and near the Dayton Resource area. Several historic mines operated in the Dayton area leaving access to multiple structures from underground. Some adits have remained open or have been uncovered by the Company. Where accessible, the workings were and are being inspected and mineralized material sampled. Geologic mapping is also done at this time. Once sampling is completed, the workings are surveyed to model the size and location of the openings as well as locate the samples. The samples are then assayed at the Company’s own metallurgical laboratory for gold and silver.

This underground sampling program has not only provided a wealth of assay information but it has also provided critical information for furthering the geologic understanding of the Dayton. In some cases structures identified on the surface can be traced underground and in other cases structures that do not have obvious surface expression are identified.

Production

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

During 2014, the Company completed the transition from the Billie the Kid and Hartford patented claims in the Lucerne West-side Mine to the higher-grade Justice and Lucerne patents, also in the Lucerne West-side Mine. During the first and second quarters of 2015, the Company, in preparation for underground development, substantially completed mining of those Lucerne West-side surface patents. Substantially all of the operations for the second half of 2015 were focused on the extraction of the mineralized material contained in historic mine dumps while also completing the realignment of SR-342, establishing a drift into the higher-grade PQ and Woodville targets, and developing those targets towards the establishment of reserves for potential future mining.

The Company substantially completed the extraction and remediation of the historic dump materials during the third quarter of 2015, and stacked the material on the leach pads where the mineralized material continues under solution until the target gold and silver recovery rates have been achieved. The Company has not mined or crushed any material during the first quarter of 2016, but anticipates continued gold and silver recovery through at least the end of the third quarter of 2016.

The following table presents production for the three month periods ended March 31, 2016 and 2015:

	1Q 2016	1Q 2015
Au Ounces Poured and Sold	1,702	4,695
Ag Ounces Poured and Sold	29,438	56,482
Au Equivalent* Ounces Poured	2,073	5,470

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	79.68	72.91

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver
Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014 YTD	0.030	0.527

Q1, 2015	0.039	0.734
Q2, 2015	0.030	0.654
Q3, 2015	0.021	0.573
Q4, 2015	0.023	0.564
2015 YTD	0.031	0.659

During the first quarter of 2016, the Company poured 1,702 ounces of gold and 29,438 ounces of silver.

Throughout the first three months of 2016, the Company realized an average price of $1,184.91 price per ounce of gold and a $13.37 average sales price per ounce of silver. In comparison, commodity market prices in the first three months of 2016 averaged $1,181.21 per ounce of gold and $14.83 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first three months of 2016, actual costs applicable to mining revenue were approximately $1.8 million, $1.4 million net of silver credits, as compared to $4.9 million, $3.7 million net of silver credits, during the first three months of 2015. This 63% reduction of net costs applicable to mining revenue is primarily a result of significantly lower labor and processing costs due to the Company’s transition from surface mining to underground exploration and development and higher experienced metallurgical yields. Costs applicable to mining revenue include processing labor, processing maintenance, processing reagents and assaying costs, among others. Costs applicable to mining revenue for the first three months of 2016 and 2015 also include depreciation of $0.7 million and $1.5 million, respectively.

During the first three months of 2016, the Company continued reducing costs applicable to mining revenue, and also targeting $3 million in additional reductions in all non-mining costs this year as compared to 2015. The Company has already realized $1.6 million of cost reductions in non-mining costs and expenses, excluding exploration and mine development, but including $1.1 million from general and administrative expenses in the first three months of 2016, as compared to the same period in 2015. The Company incurred approximately $0.2 million in severance costs during the first three months of 2016, in mining and general and administrative expenses, associated with organizational cost reductions. General and administrative costs are also expected to decline significantly, resulting in savings in all non-mining costs of over $5.5 million during 2016, as compared to 2015, an increase of 80% over the previous disclosed target of $3 million.

Outlook

The Company commenced the underground drift tunnel and drilling, associated with the first underground exploration phase of a PQ geological target in September 2015, and completed drift-sampling, drilling and metallurgical test work of the PQ target during the first quarter. The Succor vein system is being considered as an easterly extension of the first phase of development beyond the high-grade PQ target. This will positively expand the scope of Phase 1, through the second half of 2016. The drift tunnels are designed to conduct an underground exploration program directed at a series of geological targets in the Silver City Branch of the Comstock Lode, including the PQ target, the Succor vein systems and the historic Woodville Bonanza system. These initial targets represent the core of a broader geological corridor. Previous surface drilling in the area, including the Succor-Holman drilling from 2015 had suggested that a greater than 1,000 feet of mineralized strike in the Succor zone, lying generally adjacent to and below the Lucerne Cut, has the potential to yield high-grade gold and silver. The current program has been geared toward defining that potential.

Drill results from the PQ drilling continued yielding wider and longer high-grade intercepts. These results were published via press releases throughout the first quarter of 2016. The Company also completed the drifting to the Succor vein system.

The Company will also complete similar scope drilling on the Woodville target during the fourth quarter, to further assess its potential for Lucerne mine planning. Ultimately, these efforts are designed to develop mine plans of sufficient grade and quantities for longer-lived production plans for the Lucerne mine.

During the second half of 2016, the Company will commence limited core drilling in Dayton, sufficient to finalize the parameters of a mine plan and commence the permitting for the Dayton Mine. The resulting mine plans should allow us to initiate permitting during the second half of 2016. The Company has developed grade shells with higher average grades and believes the Dayton to have economically feasible potential and plans on developing those mine plans in the latter half of 2016. Infill drilling is expected to expand the reserve potential for the Dayton mine plans.

The Company will report the results of the Lucerne and Dayton exploration and development programs, as they become available.

Production during 2016 is currently limited to processing of existing leach pad materials. Considering the improved estimates of gold and silver recoveries, that is, 87.5% for gold and 59.5% for silver, the current leach cycle will continue well into the third quarter, likely through September 2016, or later. All operating costs associated with hauling, crushing and other ancillary activities have been reduced or eliminated as we transition the full organizational focus toward the discovery, development and establishment of reserves from Lucerne and Dayton, for future mining. During our exploration and development activities in 2016, we expect to operate with less than 15 employees. General and administrative costs are also expected to decline significantly, resulting in savings in all non-mining costs of over $5.5 million during 2016, as compared to 2015, an increase of 80% over the previous disclosed target of $3 million.

Recent Developments

In February 2016, the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (NDEP-BMRR) issued a Notice of Decision (NoD) approving a Major Modification to the Company's Water Pollution Control Plan for various expansions of the heap leach facility. This modification authorizes the construction of “Cell 10,” located adjacent to and north of the existing leaching operation, and also identifies multiple, future heap leach pad expansions, south and southwest of the existing heap leach pad and existing facilities. The modification also allows both surface and underground mine processing at the heap leach facility. This proactive permitting authorizes significant future heap leach capacity on Company's existing private lands. These approvals provide all of the leaching capacity needed for the foreseeable future. The approved Cell 10 addition, the Company’s largest leach pad design to date, will provide an estimated 2.9 million tons of additional capacity. It also allows for phased construction, at the Company’s preference, with an ultimate footprint of 12.27 acres. Unique to this modification is the identification and inclusion of future expansions for Cells 11 and 12, located adjacent to and southwest of the existing facilities. Those potential expansions would cover approximately 90 acres of land located entirely within the Company’s private property.

Equity Raises

In March and April 2016, the Company raised $4.0 million (approximately $3.5 million net of issuance cost) through an underwritten public offering of 11,500,000 shares of common stock at a price per share of $0.35.

Comparative Financial Information

The Company had two operating segments as of March 31, 2016, mining, and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2016	March 31, 2015	Change
Revenue - Mining	$1,980,764	$5,927,174	$(3,946,410)
Revenue - real estate	39,757	110,243	(70,486)

Costs applicable to mining revenue	1,415,921	3,717,911	(2,301,990)
Real estate operating costs	52,429	200,027	(147,598)
Exploration and mine development	2,627,592	603,194	2,024,398
Mine claims and costs	296,433	421,065	(124,632)
Environmental and reclamation	372,696	623,154	(250,458)
General and administrative	1,085,108	2,145,234	(1,060,126)
Loss from operations	(3,829,658)	(1,673,168)	(2,156,490)
OTHER INCOME (EXPENSE)
Interest expense	(553,605)	(223,673)	(329,932)
Other income	331,868	3,185,955	(2,854,087)

NET INCOME (LOSS)	$(4,051,395)	$1,289,114	$(5,340,509)

Mining revenue in the three months ended March 31, 2016 was $2.0 million. The decrease of $3.9 million resulted from lower production and lower average price per ounce of gold realized of $1,184.91 versus $1,262.91 for the three months ended March 31, 2016 and 2015, respectively. The Company produced 1,702 ounces of gold (and 29,438 ounces of silver), during the three-month period of 2016, as compared to 5,002 ounces of gold (and 61,096 ounces of silver) in the three-month period of 2015.

Throughout the three months ended March 31, 2016, the Company realized an average price of $1,184.91 per ounce of gold and a $14.13 average sales price per ounce of silver. In comparison, commodity market prices in the first quarter of 2016 averaged $1,181.21 per ounce of gold and $14.83 per ounce of silver.

Real estate revenue decreased $0.1 million in the first quarter of 2016, as compared to first quarter of 2015. Hospitality and lease operating costs decrease $0.1 million in the first quarter of 2016, as compared to first quarter of 2015. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators. The Company retains ownership to the land and Gold Hill Hotel properties while leasing the facilities and business to independent operators.

Costs applicable to mining revenue were $1.4 million for the three months March 31, 2016, including $0.4 million of silver credits, as compared to $3.7 million for the three months March 31, 2015, including $1.2 million of silver credits. The reduction of $2.3 million, of net costs applicable to mining revenue resulted from lower processing costs and the reduction of 65 mining and processing staff.

Exploration and mine development costs increased by approximately $2.0 million during the three months ended March 31, 2016, as compared to the same period ended March 31, 2015. The increase is a result of costs related to underground exploration activities and the completion of the drift to the Succor vein system in early February 2016. In addition, the Company commenced geological sampling and limited scope drilling in March 2016, on the Succor target to assess its potential for adding to a potential Lucerne mine plan.

General and administrative costs decreased by $1.1 million first quarter of 2016, as compared to first quarter of 2015. The decrease is a result of lower payroll costs of approximately $0.3 million, lower legal and consulting fees of approximately $0.3 million, and reduction of net proceeds tax liabilities of approximately $0.2 million, amongst others, all in line with targeted cost reductions.

Other income (expense) decreased approximately $2.9 million in the first quarter of 2016, as compared to the first quarter of 2015. The decrease resulted from a reduction in a loss contingency accrual of approximately $3.2 million that was included in other income in the condensed consolidated statements of operations in 2015, and did not recur in 2016.

Net loss was $4.1 million for the three months ended March 31, 2016, as compared to a net income of $1.3 million for the three months ended March 31, 2015. The $5.3 million increase in net loss primarily resulted from a $3.9 million decrease in revenue, a $3.1 million decrease in other income and a $2.3 million increase in costs resulting from underground and surface exploration and development costs somewhat offset by $2.3 million of lower production, $1.1 million of lower general and administrative costs and approximately $0.5 million of other costs including environmental, real estate and mine claims.

Liquidity and Capital Resources

Total current assets were $7.5 million at March 31, 2016, including cash and cash equivalents of $3.6 million. Inventories, stockpiles, and mineralized material on leach pad totaled $1.0 million.

On March 6, 2015, the Company reached an agreement to draw on a restated $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”), pursuant to which the Company may borrow up to $5 million, subject to satisfying certain conditions and obtaining certain consents. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. The proceeds from the Revolving Credit Facility were primarily used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase was completed in November 2015. On December 28, 2015, the Company and Auramet agreed to increase the facility up to $10.0 million and extend the facility from the current maturity of February 6, 2017 to April 28, 2018.

In March 31, 2016, the Company completed an underwritten public offering of 10,000,000 shares of its common stock. Gross proceeds to the Company from this offering are approximately $3.5 million before deducting underwriting commissions and other offering expenses paid by the Company. On April 13, 2016, the Company also completed the sale of additional 1,500,000 shares of the Company's common stock for additional gross proceeds of approximately $525,000.

Net cash used in operating activities was $0.7 million for the three months ended March 31, 2016, as compared to net cash generated by operating activities of $0.2 million for the three months ended March 31, 2015. The Company's use of cash in operating activities in the first three months of 2016, was primarily driven by Company's expenditures related to underground exploration, including the Succor and PQ targets. Our positive cash flow from operating activities in the first three months of 2015, was primarily from operating income associated with lower labor, blasting, fuel and equipment rental costs relative to production of mineralized material during the first quarter of 2015.

Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2016, primarily from equipment sales of approximately $0.8 million, offset by land and properties deposits of approximately $0.2 million. Net cash used in investing activities for the three months ended March 31, 2015, was $3.1 million, primarily from $1.7 million for strategic land purchases and $1.1 million for the expansion of the processing facility, and approximately $0.3 million for other capital expenditures and bonding.

Net cash provided by financing activities for the three months ended March 31, 2016, was $2.0 million, comprised of proceeds of $3.0 million from sale of securities, $0.6 million proceeds from amended agreement with Auramet International and $0.3 million from proceeds from a short-term note with Hard Rock Nevada, offset by the pay-down of long-term debt obligations of approximately $1.8 million. Net cash provided by financing activities for the three months ended March 31, 2015 was $1.8 million, comprised of proceeds of $4.4 million from the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC, partially off-set by the pay-down of other long-term debt obligations of approximately $2.7 million.

The Company was an exploration company for most of its existence and transitioned into production in the Lucerne Mine late in 2012, and accordingly, has incurred net operating losses since 2012. During the three months ended March, 2016, the Company continued reducing costs applicable to general and administrative, targeting $5.5 million of savings from reduced labor, legal, consulting and other general corporate expenditures, as compared to 2015. The Company incurred approximately $0.2 million in severance costs during the three months ended March 31, 2016, in mining and general and administrative expenses, associated with organizational cost reductions.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company had net losses from operations since 2012, and an accumulated deficit of $203.1 million at March 31, 2016. For the three-month period ended March 31, 2016 the Company realized net loss of $4.1 million and used $0.7 million of cash in operating activities. As of March 31, 2016, the Company had current assets of $7.5 million (including cash and cash equivalents of $3.6 million) and current liabilities of $10.8 million.

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

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, certain planned, non-core asset sales with expected net proceeds of up to $5 million and existing financing arrangements, including a lease financing agreement and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”). Under the Revolving Credit Facility, the Company may have borrowings up to $10 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of April 28, 2018 and allows for re-advances on the facility up to the $10 million availability. The Company has financed its exploration, development, and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. The Company believes it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding detailed above.

On March 28, 2016, the Company entered into a Drilling and Development Services for Common Stock Investment Agreement (the "Stock Investment Agreement") between the Company and American Mining & Tunneling, LLC and American Drilling Corp, LLC (collectively "AMT"), pursuant to which the Company agreed to issue up to 9,000,000 shares of the Company's common stock to AMT in exchange for $5,000,000 in exchange for future drilling, mine development and underground mining services in connection with, but not limited to, the Company’s construction of an underground exploration portal, mining infrastructure and development of the Company’s Lucerne and Dayton Mine projects.

On April 1, 2016, the Company fully repaid the outstanding revolving credit facility with a payment of $1.2 million. The primary focus for the remainder of 2016, in addition to our exploration and development, is to reduce or eliminate the remaining obligations associated with land and equipment financing. The Company plans to sell non-core, non-mining related lands and buildings valued at approximately $10 million during the last three quarters of 2016, resulting in net proceeds of $5 million. These proceeds will pay down or eliminate current debt obligations and strengthen the financial position of the Company. The Company also plans to sell surface mining equipment, no longer required in our mine plans, valued at up to $3 million and eliminating the financing obligations associated with Caterpillar Finance. These actions should eliminate substantially all of the Company’s debt obligations in 2016. There is no assurance that the Company will be able to sell such assets on favorable terms, or at all.

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

Future production rates and gold prices below management’s expectations would adversely affect the Company’s results of operations, financial condition and cash flows. Future asset sales could also take longer than expected. If the Company was unable to obtain any necessary additional funds, this could have an immediate material effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

Critical Accounting Policies and Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price – Changes in the market price of gold may significantly affect our profitability and cash flow. Gold prices fluctuate widely due to factors such as; demand, global mine production levels, investor sentiment, central bank reserves, and the value of the U.S. dollar.

In the first quarter of 2016, Gold Bullion prices averaged approximately $1,181.21 per ounce, up from a quarterly low close of $1,077.00 on January 5, 2016. Gold has fluctuated from that low to a high of $1,277.50 during the quarter. Silver prices averaged $14.83 per ounce, also gaining from a quarterly low of $13.58 on January 28, 2016 to a high of over $15.94 per ounce during the first quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Each of our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2016, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. In April 2015, the District Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (“Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court (“Supreme Court”). On December 9, 2015, Appellants filed their Opening Brief in the Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016 the Company and the Commissioners jointly filed an Answering Brief. Briefing in the Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, will continue to aggressively oppose the pending appeal.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company issued 3 million shares of common stock in consideration of a transaction related to the purchase of land near its mining operations, with a fair value of $1.3 million.

During the three months ended March 31, 2016, the Company issued 2,250,000 shares of common stock to Varilease Finance Inc. The shares were issued in satisfaction of up to $993,490 of lease payment obligations, including all or a portion of the $250,000 purchase option pursuant to the Lease.

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

10.1
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 30, 2016 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: May 5, 2016	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman

Date: May 5, 2016	By:	/s/ Judd Merrill
Name: Judd Merrill
Title: Chief Financial Officer (Principal Financial Officer)