Form 10-Q
period 2016-09-30
Comstock Mining Inc.
filed 2016-10-20
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 18, 2016 was 184,493,252.

Cautionary Notice Regarding Forward-Looking Statements
Certain statements contained in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry and market conditions; future changes in our exploration activities, production capacity and operations; future delays or disruptions in construction or production; future exploration, production, operating and overhead costs; future employment and contributions of personnel; and management; tax and interest rates; capital expenditures; nature and timing of restructuring charges and the impact thereof; productivity, production slowdowns, suspension or termination, business processes, rationalization and other operational initiatives; investments, acquisitions, joint ventures, strategic alliances, business combinations, asset sales and divestitures; consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the following: current global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources and reserves; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting rejections, constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions, delay, suspension or termination of our production capabilities; unexpected equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; geopolitical or terrorist events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to maintain the listing of our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$446,553	$1,663,170
Accounts receivable	22,965	24,642
Inventories (Note 2)	88,973	450,951
Stockpiles and mineralized material on leach pads (Note 2)	340,274	1,322,211
Assets held for sale, Net (Note 4)	5,894,220	—
Prepaid expenses and other current assets (Note 3)	3,206,986	2,188,053
Total current assets	9,999,971	5,649,027
MINERAL RIGHTS AND PROPERTIES, Net	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	15,917,416	26,596,859
RECLAMATION BOND DEPOSIT	2,622,544	2,642,804
RETIREMENT OBLIGATION ASSET (Note 5)	484,625	1,107,120
OTHER ASSETS	12,000	12,000
TOTAL ASSETS	$36,241,637	$43,212,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$816,070	$1,964,371
Accrued expenses (Note 6)	1,447,950	1,639,526
Long-term debt and capital lease obligations – current portion (Note 7)	5,571,857	8,538,336
Total current liabilities	7,835,877	12,142,233
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations (Note 7)	3,346,760	4,759,213
Long-term reclamation liability (Note 5)	6,966,902	6,827,568
Other liabilities	677,838	724,407
Total long-term liabilities	10,991,500	12,311,188
Total liabilities	18,827,377	24,453,421
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 182,543,252 and 159,917,711 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	121,574	106,505
Additional paid-in capital	225,455,601	217,716,500
Accumulated deficit	(208,162,915)	(199,063,535)
Total stockholders’ equity	17,414,260	18,759,470
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,241,637	$43,212,891

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
REVENUES
Revenue - mining	$1,106,196	$4,301,169
Revenue - real estate	28,599	43,904
Total revenues	1,134,795	4,345,073

COST AND EXPENSES
Costs applicable to mining revenue	829,558	3,450,311
Real estate operating costs	31,367	42,549
Exploration and mine development	589,351	1,505,492
Mine claims and costs	358,886	327,352
Environmental and reclamation	296,493	533,240
Land and road development	56,424	818,474
General and administrative	640,162	1,637,313
Total cost and expenses	2,802,241	8,314,731

LOSS FROM OPERATIONS	(1,667,446)	(3,969,658)

OTHER INCOME (EXPENSE)
Interest expense	(165,212)	(337,700)
Other income (expense), net	(360,543)	—
Total other income (expense), net	(525,755)	(337,700)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,193,201)	(4,307,358)

INCOME TAXES	—	—

NET INCOME (LOSS)	(2,193,201)	(4,307,358)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	(3,644,888)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,193,201)	$(7,952,246)

Net income (loss) per common share – basic	$(0.01)	$(0.07)

Net income (loss) per common share – diluted	$(0.01)	$(0.07)

Weighted average common shares outstanding — basic	182,134,873	112,133,768

Weighted average common shares outstanding — diluted	182,134,873	112,133,768

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
REVENUES
Revenue - mining	$4,544,951	$15,670,371
Revenue - real estate	101,641	200,411
Total revenues	4,646,592	15,870,782

COST AND EXPENSES
Costs applicable to mining revenue	3,507,795	10,388,054
Real estate operating costs	176,120	303,843
Exploration and mine development	4,027,859	2,639,346
Mine claims and costs	929,196	1,041,580
Environmental and reclamation	1,026,427	1,545,184
Land and road development	77,328	1,680,720
General and administrative	2,667,298	5,095,306
Total cost and expenses	12,412,023	22,694,033

LOSS FROM OPERATIONS	(7,765,431)	(6,823,251)

OTHER INCOME (EXPENSE)
Interest expense	(603,307)	(891,824)
Other income (expense), net	(730,642)	3,187,385
Total other income (expense), net	(1,333,949)	2,295,561

NET INCOME (LOSS) BEFORE INCOME TAXES	(9,099,380)	(4,527,690)

INCOME TAXES	—	—

NET INCOME (LOSS)	(9,099,380)	(4,527,690)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	(5,452,445)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9,099,380)	$(9,980,135)

Net income (loss) per common share – basic	$(0.05)	$(0.11)

Net income (loss) per common share – diluted	$(0.05)	$(0.11)

Weighted average common shares outstanding — basic	174,173,436	94,036,959

Weighted average common shares outstanding — diluted	174,173,436	94,036,959

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(9,099,380)	$(4,527,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	4,643,513	5,789,517
Stock payments and stock-based compensation	18,900	152,431
Accretion of reclamation liability	139,334	192,880
(Gain)/Loss on sale of properties, plant, and equipment	(357,037)	77,579
Amortization of debt discounts and issuance costs	182,471	464,391
Payment of interest expense and sales tax with common stock	299,379	—
Loss on payment of debt obligation with common stock	150,166	—
Net change in fair values of derivatives	—	(5,451)
Changes in operating assets and liabilities:
Accounts receivable	1,677	322,406
Inventories	361,978	119,242
Stockpiles and mineralized material on leach pads	981,937	1,037,984
Prepaid expenses and other current assets	(271,687)	(654,724)
Other assets	—	19,411
Accounts payable	(48,301)	(650,075)
Accrued expenses and other liabilities	(238,144)	(1,909,098)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,235,194)	428,803
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	3,277,011	117,065
Purchase of mineral rights and properties, plant and equipment	(150,325)	(4,861,914)
Decrease/(increase) in reclamation bond deposit	20,260	(100,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,146,946	(4,844,849)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(5,648,610)	(7,828,660)
Proceeds from long-term debt obligations	925,000	9,419,392
Proceeds from the issuance of common stock	4,180,944	—
Common stock issuance costs	(585,703)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,128,369)	1,590,732
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,216,617)	(2,825,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,663,170	5,308,804
CASH AND CASH EQUIVALENTS, END OF PERIOD	$446,553	$2,483,490
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$321,405	$995,292
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Additions to reclamation liability and retirement obligation asset	$—	$659,295
Issuance of common stock for properties, plant and equipment	$—	$966,819
Issuance of common stock for settlement of long-term debt obligations	$4,140,029	$—
Dividends paid in common stock (par value)	$—	$7,887
Issuance of long-term debt obligations for purchase of mineral rights and properties, plant and equipment	$3,200,000	$2,046,745
Vested restricted common stock (par value)	$36	$40
Properties, plant and equipment purchases in accounts payable	$—	$24,268
Property transferred in satisfaction of accounts payable	$1,100,000	$—

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2016 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc., and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

During the three and nine months ended September 30, 2016, the Company shipped 853 and 3,810 ounces of gold, respectively, resulting in recognized revenue of approximately $1.1 million and $4.5 million, respectively. During the three and nine months ended September 30, 2016, the Company shipped 17,510 and 69,079 ounces of silver, respectively, for approximately $0.3 million and $1.1 million, respectively. Silver is accounted for as a by-product credit in costs applicable to mining revenue for financial reporting purposes.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company has recurring net losses from operations and an accumulated deficit of $208.2 million at September 30, 2016. For the nine-month period ended September 30, 2016, the Company recognized a net loss of $9.1 million and used $3.2 million of cash in operations. As of September 30, 2016, the Company had cash and cash equivalents of $0.4 million, current assets of $10.0 million and current liabilities of $7.8 million, resulting in current assets in excess of current liabilities of approximately $2.2 million. On March 31, 2016, and April 13, 2016, the Company completed an underwritten public offering totaling 11,500,000 shares of its common stock. Gross proceeds to the Company from this offering were approximately $4.0 million before deducting underwriting commissions and other offering expenses of $0.5 million paid by the Company.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, assets held for sale and existing financing arrangements including a lease financing agreement and the revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”). The Revolving Credit Facility was fully paid on April 1, 2016, from part of the proceeds from the sale of the Company’s common stock on March 31, 2016. Under the Revolving Credit Facility, the Company may have borrowings of up to $10 million outstanding at any given time, subject to satisfying certain conditions and obtaining certain consents. The Revolving Credit Facility has a maturity of April 28, 2018, and allows for re-advances on the facility up to the $10 million availability. The Company has financed its exploration, development and start up activities principally from the sale of equity securities and, to a lesser extent, debt financing. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed.

Effective June 28, 2016, the Company entered into a sales agreement with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. The Company pays the sales agent a commission of 2.5% of the gross proceeds from the sale of such shares. The Company is not obligated to make any sales of shares under the ATM Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares.

The Company believes that it will have sufficient funds to sustain its operations during the next 12 months as a result of the sources of funding described above.

Future production rates and gold prices below management’s expectations, declines in the market value of properties held for sale, or declines in the share price of the Company’s common stock could adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

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

Comprehensive Income

The only component of comprehensive loss for the three and nine months ended September 30, 2016 and 2015, was net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax bases of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at September 30, 2016 and December 31, 2015, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized.

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

In May 2014, the FASB issued ASU 2014-09, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard was originally effective for fiscal years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which is an amendment that clarifies the following two aspects of the new five-step revenue recognition model: identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for the amendments in this update are the same as ASU 2015-14. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. The Company reclassified its asset retirement obligation expenses from Mining Claims Cost to Environmental and Reclamation line item in the consolidated statements of operations. As a result of this change, Mining Claims Cost line item was reduced by $364,092 and $1,071,226 for the three and nine months ended September 30, 2015, respectively, and Environmental and Reclamation increased by such amounts.

2. Inventories, Stockpiles and Mineralized Material on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads consisted of the following:

	September 30, 2016	December 31, 2015
In-process	$88,973	$249,130
Finished goods	—	201,821
Total inventories	$88,973	$450,951

Mineralized material on leach pads	$340,274	$1,322,211

Total Inventories, Stockpiles and Mineralized Material on Leach Pads	$429,247	$1,773,162

At September 30, 2016, the Company’s estimate of recoverable gold ounces on the leach pad increased from previously estimated 87.5% to 88.5%. This change increased our recoverable gold ounces in mineralized material on leach pad during the quarter ended September 30, 2016, by approximately 318 ounces and, as a result, inventories and stockpiles and mineralized material on leach pad increased and costs applicable to mining revenue decreased by approximately $0.5 million during the three months ending September 30, 2016.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
Land and property deposits	$1,293,188	$1,169,285
Lease obligation deposits	1,251,847	231,000
Other	661,951	787,768
Total prepaid expenses and other current assets	$3,206,986	$2,188,053

4. Properties, Plant and Equipment

The Company sold land and equipment with a book value of approximately $4.0 million during the nine months ended September 30, 2016, and recorded a gain on the sale of that land and equipment totaling $0.4 million.

During the three and nine months ended September 30, 2016, the Company recognized depreciation expense of $1.1 million and $4.0 million, respectively. Depreciation expense for the three and nine-month periods ended September 30, 2015, was $1.6 million and $4.8 million, respectively.

Assets Held For Sale

The Company committed to a plan to sell certain land and buildings. As of September 30, 2016, the Company had assets with a net book value of $5.9 million that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year.

5. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	September 30, 2016	December 31, 2015
Long-term reclamation liability — beginning of period	$6,827,568	$5,908,700
Additional obligations incurred	—	659,295
Accretion of reclamation liability	139,334	259,573
Long-term reclamation liability — end of period	$6,966,902	$6,827,568

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	September 30, 2016	December 31, 2015
Retirement obligation asset — beginning of period	$1,107,120	$1,619,101
Additional obligations incurred	—	659,295
Amortization of retirement obligation asset	(622,495)	(1,171,276)
Retirement obligation asset — end of period	$484,625	$1,107,120

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued Northern Comstock Joint Venture	760,208	150,833
Accrued Board of Directors fees	357,425	251,000
Accrued payroll	106,808	174,640
Accrued vendor liabilities	83,801	633,282
Accrued production royalties	47,119	120,332
Accrued personal property tax	41,436	115,907
Other accrued expenses	51,153	193,532
Total accrued expenses	$1,447,950	$1,639,526

7. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

Note Description	September 30, 2016	December 31, 2015
Note Payable - Silver Springs Property	$3,290,624	$—
Note Payable - Caterpillar Equipment Consolidated 1)	1,575,743	—
Note Payable - Caterpillar Equipment 1)	—	2,679,723
Capital Lease Obligation - Caterpillar Equipment 1)	—	1,652,934
Finance Obligation - Varilease	2,105,377	3,556,479
Note Payable - V&T	348,203	750,000
Note Payable - Donovan Property	329,360	414,389
Note Payable - White House	276,884	281,139
Note Payable - Daney Ranch Property	299,954	1,139,834
Note Payable - Gold Hill Hotel	244,289	259,173
Note Payable - Dayton Property “Golden Goose”	111,305	489,212
Note Payable - Railroad & Gold Property	87,237	110,725
Capital Lease Obligation - Kimball	38,134	104,522
Notes Payable - Other	211,507	259,419
Note Payable - Auramet Facility	—	1,600,000

Subtotal	8,918,617	13,297,549
Less current portion	(5,571,857)	(8,538,336)
Long-term portion of long-term debt and capital lease obligations	$3,346,760	$4,759,213

1) Note Payable - Caterpillar Equipment and Capital Lease Obligation - Caterpillar Equipment balances on December 31, 2015, were consolidated into Caterpillar Equipment Consolidated note on June 27, 2016. For details see discussion below.

Long-Term Debt Obligations

Silver Springs Property

On July 25, 2016, a wholly-owned subsidiary of the Company purchased 98 acres of land and 257 acre-feet of senior-priority water rights in Silver Springs, Nevada for $3.2 million and entered into a Loan Agreement (the “Loan Agreement”) of $3.3 million for the purpose of purchasing the real property and water rights. The loan agreement was made with GF Comstock 1 LP, a third party.  Hard Rock Nevada Inc., an employee owned entity, participated in approximately $0.2 million of the loan through GF Comstock 1 LP. The indebtedness under the Loan Agreement is secured by a deed of trust on the property purchased.

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

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation relating to certain finance and lease agreements (the “CAT Agreement”). The Company entered into the CAT Agreement that required the Company to complete the sale of certain financed and leased equipment and modified the payment schedule under the related finance and lease arrangements. Under the terms of the CAT Agreement, the Company paid down its obligations with the net proceeds from the financed and leased equipment sold during the second and third quarters of 2016, with the remaining balance to be paid off from a monthly payment schedule of primarily $25,000 per month until the amounts have been paid in full. During the months of June, July and August, the Company sold equipment for net proceeds of approximately $2.1 million that was applied to principal and interest due on the loan. The note bears an interest rate of 5.7%.

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

Daney Ranch Property

On August 31, 2015, the Company entered into a note in the amount of $1.8 million for the purchase of land and buildings. The note does not bear interest. Upon entering into the note, the Company issued 1,538,462 shares of common stock to the noteholder as partial payment on the note. In February 2016, an additional 3,000,000 shares of common stock were issued to the noteholder to be sold in satisfaction of the outstanding principal balance. In August 2016, the maturity date was extended to April 29, 2017. To the extent proceeds received by the noteholder from the sale of the shares received are less than the outstanding principal balance, the Company would make a final payment for the difference.

Dayton Property “Golden Goose”

During 2016, the Company amended the Golden Goose note, extended the maturity to January 2017, and issued 1,000,000 shares of common stock to be sold in partial satisfaction of the outstanding principal balance. To the extent proceeds received by the noteholder from the sale of the shares received are less than the outstanding principal balance, the Company would make a final payment for the difference.

Varilease Finance Inc.

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. (“Varilease”) in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale-leaseback accounting and has accounted for the transaction under the financing method. The Company’s obligations under the Varilease agreement are secured by an interest in the Company’s processing equipment in exchange for 24 monthly payments of $247,830 totaling the cash proceeds of $5 million and applicable interest. During the nine months ended September 30, 2016, the Company issued 6,617,896 shares of common stock in partial satisfaction of lease payment obligations through the remainder of 2016. To the extent proceeds received by Varilease from the sale of the shares received are less than the lease payments required to be made, the Company would make a final cash payment for the difference. As of September 30, 2016, 2,898,796 shares remain unsold by Varilease. The fair value of the shares that have been issued to Varilease but remain unsold as of September 30, 2016 is $1.0 million and is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

8. Stockholders’ Equity

In March 2016, the Company raised $3.5 million in gross proceeds (approximately $3.0 million net of issuance cost) through an underwritten public offering of 10 million shares of common stock at a price per share of $0.35 under the Company’s Registration Statement on Form S-3.

In April 2016, the Company raised an additional $525,000 in gross proceeds through the sale of an additional 1,500,000 shares of common stock at a price per share of $0.35 to the underwriter of the Company’s public offering of common stock closed in March 2016. The sale was completed pursuant to the underwriter’s exercise of the over-allotment option granted in connection with the public offering.

At-the-Market Offering Program

Effective June 28, 2016, the Company entered into a sales agreement with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. The Company pays the sales agent a commission of 2.5% of the gross proceeds from the sale of such shares. The Company is not obligated to make any sales of shares under the ATM Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares. Following is a reconciliation of the transactions under the ATM Agreement as of September 30, 2016:

September 30, 2016
Number of shares sold	417,500
Gross proceeds	$155,944
Fees	$4,147
Net proceeds	$151,797
Average price per share	$0.37

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
Level 3: Unobservable inputs that are not corroborated by market data.

The following tables presents our liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Note payable (Daney Ranch Property)	$299,954	$—	$299,954	$—
Note payable (Dayton Property “Golden Goose”)	111,305	—	111,305	—
Total Liabilities	$411,259	$—	$411,259	$—

		Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Note payable (Daney Ranch Property)	$1,139,834	$—	$1,139,834	$—
Total Liabilities	$1,139,834	$—	$1,139,834	$—

We had no assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, and twelve months ended December 31, 2015, there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3.

Note payable (Daney Ranch Property) - The note payable is valued as the difference between the $1.8 million face amount, reduced by the proceeds to be received by the noteholder from the sale of the 4,538,462 shares of common stock to be sold through April 2017 by the noteholder. The Company has estimated the proceeds to be received upon the sale of the common stock by the noteholder using the Black-Scholes model with various observable inputs. These inputs include contractual terms, stock price, volatility, dividend yield, and risk free interest rates. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

Note payable (Dayton Property “Golden Goose”) - The note payable is valued as the difference between the $0.5 million face amount, reduced by the proceeds to be received by the noteholder from the sale of the 1,000,000 shares of common stock to be sold by the maturity date of January 2017, by the noteholder. The Company has estimated the proceeds to be received upon the sale of the common stock by the noteholder using the Black-Scholes model with various observable inputs. These inputs include contractual terms, stock price, volatility, dividend yield, and risk free interest rates. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

10. Net Income (Loss) Per Common Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options and convertible securities were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(2,193,201)	$(4,307,358)	$(9,099,380)	$(4,527,690)
Preferred stock dividends	—	(3,644,888)	—	(5,452,445)
Net income (loss) available to common shareholders	$(2,193,201)	$(7,952,246)	$(9,099,380)	$(9,980,135)

Denominator:
Basic weighted average shares outstanding	182,134,873	112,133,768	174,173,436	94,036,959
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	182,134,873	112,133,768	174,173,436	94,036,959

Net income (loss) per common share:
Basic	$(0.01)	$(0.07)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.07)	$(0.05)	$(0.11)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted income/(loss) per share, because the inclusion of such shares would be anti-dilutive or certain performance conditions have not been achieved.

	September 30,
	2016	2015
Stock options and warrants	50,000	50,000
Restricted stock	1,420,000	1,688,000
	1,470,000	1,738,000

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

On March 28, 2016, the Company entered into a Drilling and Development Services for Common Stock Investment Agreement (the “Stock Investment Agreement”) between the Company and American Mining & Tunneling, LLC and American Drilling Corp, LLC (collectively “American”), pursuant to which the Company agreed to issue up to 9,000,000 shares of the Company’s common stock to American, in exchange for $5,000,000 in future underground mine development, drilling and mining services. When the American shares are issued, they will be restricted shares subject to a six-month holding period by American, during which time the issued American shares may not be sold. American has also agreed not to sell the shares at a per share price of less than $0.56. The Stock Investment Agreement contains customary representations, warranties and agreements in connection with the issuance of the American shares, and conditions to closing include the Company’s obligation to file with NYSE MKT LLC a supplemental listing application relating to the American shares that has been approved by NYSE MKT LLC. As of September 30, 2016, no shares had been issued.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Mining	$1,106,196	$4,301,169	$4,544,951	$15,670,371
Real estate	28,599	43,904	101,641	200,411
Total revenue	1,134,795	4,345,073	4,646,592	15,870,782

Cost and Expenses
Mining	(2,770,874)	(8,272,182)	(12,235,903)	(22,390,190)
Real estate	(31,367)	(42,549)	(176,120)	(303,843)
Total cost and expenses	(2,802,241)	(8,314,731)	(12,412,023)	(22,694,033)

Operating Income (Loss)
Mining	(1,664,678)	(3,971,013)	(7,690,952)	(6,719,819)
Real estate	(2,768)	1,355	(74,479)	(103,432)
Total loss from operations	(1,667,446)	(3,969,658)	(7,765,431)	(6,823,251)

Other income (expense), net	(525,755)	(337,700)	(1,333,949)	2,295,561
Net income (loss)	$(2,193,201)	$(4,307,358)	$(9,099,380)	$(4,527,690)

Depreciation, Depletion and Amortization
Mining	$1,268,352	$1,921,305	$4,509,065	$5,701,880
Real estate	19,984	32,120	134,448	87,637
Total depreciation, amortization and depletion	$1,288,336	$1,953,425	$4,643,513	$5,789,517

Capital Expenditures
Mining	$—	$3,893,218	$334,840	$7,544,841
Real estate	3,200,000	—	5,461,263	14,663
Total capital expenditures	$3,200,000	$3,893,218	$5,796,103	$7,559,504

	As of September 30,	As of December 31,
	2016	2015
Assets
Mining	$30,234,178	$41,886,124
Real estate	6,007,459	1,326,767
Total assets	$36,241,637	$43,212,891

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three and nine-month periods ended September 30, 2016, as well as our future results. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended, December 31, 2015.

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

We achieved initial production and held our first pour of gold and silver on September 29, 2012. We produced approximately 22,925 gold equivalent ounces in 2014 and 18,455 gold equivalent ounces in 2015. That is, we produced 19,601 ounces of gold and 222,416 ounces of silver in 2014 and 15,451 ounces of gold and 221,723 ounces of silver in 2015. During the first nine months ended September 30, 2016, the Company produced 3,810 ounces of gold and 69,079 ounces of silver, that is, approximately 4,731 gold equivalent ounces. The expected recovery rate for gold increased from an estimated 85% to an estimated 87.5% in the first quarter of 2016, and to an estimated 88.5% during the third quarter of 2016.

The Company’s headquarters, technical resources, mine operations and heap leach processing facility are located in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company now owns or controls approximately 8,630 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,265 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,365 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

Our real estate segment owns significant non-mining properties, including the Gold Hill Hotel, the Daney Ranch, 98-acre Silver Springs property and other lands, homes and cottages. The Gold Hill Hotel consists of an operating hotel, restaurant and a bar. In 2015, we entered into an agreement to lease the Gold Hill Hotel to independent operators while retaining ownership. The initial term of the lease agreement was effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

Current Exploration Projects

District-wide

During the first half of 2016, the Company focused on exploration and development in the Lucerne Resource area, primarily underground core drilling, underground drift (tunnel) development, and underground sampling into the Quartz Porphyry (PQ) and Succor geological targets. The Company has also developed specific plans for further Lucerne exploration activities to define the extent of known mineralization in the Succor, Woodville and Chute target areas.

During the second quarter of 2016, the Company expanded its exploration planning to include longer-term exploration targets across the broader Comstock District where multiple miles of additional mineralized strike zones have been identified and added to the Company’s exploration planning activities. This includes the Company’s northeastern properties within the Occidental Group, the Northern properties referred to as the Gold Hill Group and the southern portion of the Dayton Resource Area, extending further south into the Spring Valley Group (refer to Figure 1).

During the third quarter of 2016, the exploration planning effort was focused on the Dayton Resource area. A draft plan has been designed for an expanded drilling program that would include Reverse Circulation (RC) and core drill holes to place the Dayton Resource into a mine planning stage. The mine planning would incorporate the existing data and would be expanded by the additional infill, geotechnical and definition drilling.

In addition, progressing southerly from the Dayton Resource area, drill targets have been identified based on our previous geophysical studies, prior drill holes and extended geological and structural controls into the Spring Valley, south of the Dayton. The Company plans on taking the Dayton Resource Area to full feasibility, with a production ready mine plan within the next two years. We also plan to further develop the remaining areas, which include the Spring Valley, Occidental, Northern Extension and Northern Targets areas, subsequent to and in some cases concurrent with the exploration and development of Lucerne and Dayton.

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

Although the grade intercepts were promising, they have not yet yield sufficient continuity for mining. The Company considers the initial 800 feet of advance within the Harris Drift as a first phase of development toward a longer-term exploration and development objective targeting a three-quarter-mile long mineralized corridor that includes the Lucerne (including the PQ target), Succor, Woodville and Chute zone systems (see Figure 4). Most of these systems remain open to the north and east and particularly at depth. A second phase of development was completed by advancing a crosscut out of Drill Bay 2 to a total length of 450 feet toward the structural intersection of the Silver City fault zone and Succor vein zone. The design of the crosscut is geared toward favorable underground drilling position. The Succor represents an important target in conjunction with the PQ zone based on its location (perpendicular and adjacent to the PQ), past production history and the results from the Company’s 2011 and 2012 reverse circulation drill programs.

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

The remaining phases of the road realignment and drainage reestablishment, estimated at approximately $65,000, were completed during the third quarter of 2016. The remaining Lucerne reclamation activities, including the final waste dump removal and grading are scheduled for completion in 2017.

Dayton Resource Area

The Company plans to conduct definition drilling and geotechnical core programs within the Dayton Resource area, as explained above. The Dayton southern expansion program includes exploration and definition drilling of targets identified by the conventional percussion drill program, magnetic, IP and resistivity geophysical surveys (Figure 6).

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

Spring Valley

Spring Valley is located south of State Route 341. Limited drilling has identified favorable mineralized zones (see Figure 4). The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (see Figure 1), with a total a strike length of approximately 8,000 feet.

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

The Company substantially completed the extraction and remediation of the historic dump materials during the third quarter of 2015, and stacked the material on the leach pads where the mineralized material continues under solution until the target gold and silver recovery rates have been achieved. The Company stacked over 13,000 tons of mineralized material during May 2016. This additional material, when combined with recent metallurgical yield estimates of approximately 88.5%, increases our estimated recoverable gold ounces remaining on the pad. The Company now expects that the leaching process and resulting gold and silver pours will continue into the fourth quarter of 2016.

The following table presents gold and silver production for the periods ended September 30, 2016 and 2015:

	3Q 2016	2Q 2016	1Q 2016	YTD 2016	3Q 2015	2Q 2015	1Q 2015	YTD 2015
Au Ounces Poured and Sold	853	1,255	1,702	3,810	3,847	4,575	4,695	13,117
Ag Ounces Poured and Sold	17,510	22,131	29,438	69,079	62,480	60,112	56,482	179,074
Au Equivalent* Ounces Poured	1,110	1,548	2,073	4,731	4,678	5,400	5,470	15,548

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	68.05	75.09	79.68	74.27	75.27	72.73	72.91	73.63

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver
Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014 YTD	0.030	0.527

Q1, 2015	0.039	0.734
Q2, 2015	0.030	0.654
Q3, 2015	0.021	0.573
Q4, 2015	0.023	0.564
2015 YTD	0.031	0.659

Q1, 2016	—	—
Q2, 2016	0.025	0.436
Q3, 2016	—	—
2016 YTD	0.025	0.436

During the third quarter of 2016, the Company poured 853 ounces of gold and 17,510 ounces of silver. During the nine months ended September 30, 2016, the Company poured 3,810 ounces of gold and 69,079 ounces of silver.

For the three months ended September 30, 2016, the Company realized a $1,327.27 average price per ounce of gold and a $19.24 average sales price per ounce of silver. In comparison, commodity market prices in the first three months of 2016 averaged $1,334.87 per ounce of gold and $19.62 per ounce of silver.

For the nine months ended September 30, 2016, the Company realized a $1,220.94 average price per ounce of gold and a $15.78 average sales price per ounce of silver. In comparison, commodity market prices in the first nine months of 2016 averaged $1,258.48 per ounce of gold and $17.07 per ounce of silver.

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Operating Costs

During the first nine months of 2016, actual costs applicable to mining revenue were approximately $4.6 million, $3.5 million net of silver credits, as compared to $13.2 million, $10.4 million net of silver credits, during the first nine months of 2015. This 65% reduction of net costs applicable to mining revenue is primarily a result of significantly lower labor and processing costs due to the Company’s transition from surface mining to underground exploration and development and higher experienced metallurgical yields. Costs applicable to mining revenue include processing labor, processing maintenance, processing reagents and assaying costs, among others. Costs applicable to mining revenue for the first nine months of 2016 and 2015, also included depreciation of $1.9 million and $4.6 million, respectively.

During the first nine months of 2016, the Company focused on reducing non-mining costs. The Company has aggressively implemented organizational changes consistent with our transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects. Accordingly, general and administrative costs and other non-mining costs, including mine claims and land costs, other real estate operating costs and environmental costs, have already declined $6 million as compared to 2015, and exceeding an annualized rate of approximately $8 million compared to 2014. In addition, the Company eliminated royalties on both the Dayton and Lucerne Resource areas and simplified the capital structure, saving an additional $5.5 million over 2015, in dividends and payments associated with the former preferred share structure. The Company incurred approximately $0.3 million in severance costs during the first nine months of 2016, in mining, mine support and general and administrative expenses, associated with organizational cost reductions.

Outlook

Production during 2016 is currently limited to processing of existing leach pad materials. Considering the increased estimates of gold and silver recoveries, that is, 88.5% for gold and 59.5% for silver, the current leach cycle will continue well into the fourth quarter, likely through December 2016. All operating costs associated with hauling, crushing and other ancillary activities have been reduced or eliminated as we transition the full organizational focus toward the discovery, development and establishment of reserves from Lucerne and Dayton, for future mining, and the identification, assessment and acquisition of similarly situated gold and silver mining assets. The Company expects to operate with approximately 15 employees, including expert land, permitting, geology, engineering and metallurgical professionals. General and administrative costs, however, are expected to continue declining, from actions already taken.

The Company plans to sell non-mining related lands, buildings and water rights, valued at over $14 million, over the next twelve months resulting in net profit of over $8 million and expected net cash proceeds of over $7 million. These proceeds will eliminate current debt obligations and strengthen the financial position of the Company.

During the first quarter of 2017, the Company also plans limited core drilling in Dayton, sufficient to finalize the parameters of a mine plan and commence the permitting for the Dayton Mine. Infill drilling is expected to significantly expand the reserve potential for the Dayton mine plans. The Company has developed grade shells with higher average grades and believes the Dayton to have economically feasible potential and plans on developing those mine plans toward full feasibility during 2017, and production within the next two years. The Lucerne mine is fully permitted and requires additional drilling and development for advancing feasibility and establishing reserves.

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

We are actively pursuing and evaluating strategic business alternatives, including acquisitions, joint ventures, strategic alliances and/or strategic investments. There can be no assurance that we will, or will be able to, consummate any such transactions on acceptable terms or at all or as to the price, terms or conditions.

Recent Developments

On July 14, 2016 the Bureau of Land Management (BLM), Sierra Front Field Office, conveyed ownership of approximately 24 acres to Northern Comstock, LLC.  The parcel known locally as “Lot 51” is located on the American Flat Road, in Storey County, Nevada. The parcel was established as a lot and patented during the historic mining heyday of the Comstock District.  The BLM’s action legally recognizes Lot 51 as private property.  This marks the successful completion of a multi-year process to acquire this land from the BLM.  Lot 51 represents a strategic parcel of land that enables an expanded and efficient haul route from the Lucerne mine.

On July 25, 2016, a wholly-owned subsidiary of the Company purchased 98 acres of land and 257 acre-feet of senior priority water rights in Silver Springs, Nevada for $3.2 million and entered into a Loan Agreement (the “Loan Agreement”) of $3.3 million for the purpose of purchasing the real property and water rights. The loan agreement was made with GF Comstock 1 LP, a third party.  Hard Rock Nevada Inc., an employee owned entity, participated in approximately $0.2 million of the loan through GF Comstock 1 LP. The indebtedness under the Loan Agreement is secured by a deed of trust on the property purchased.

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

On August 1, 2016, the BLM approved a Right-of-Way Amendment for Comstock Mining LLC. In July 2012 Comstock Mining LLC submitted an application to the BLM to amend its existing Right-of-Way on the American Flat Road, located in Gold Hill, Storey County. Under the approved Right-of-Way Amendment, Comstock Mining LLC would be permitted to realign a portion of the American Flat Road to segregate public traffic from haul traffic for public safety. The Lucerne Haul Road, which Comstock Mining LLC has used since August 2012, would be used exclusively for haul purposes for public safety between the Lucerne Pit and American Flat where a processing facility exists. In order to approve the Right-of-Way Amendment, the BLM first had to complete compliance with the National Historic Preservation Act. This was done in February 2016 with the execution of a Memorandum of Agreement to resolve adverse effects to eight historic properties present. The BLM has also completed compliance with the National Environmental Policy Act by approving an environmental assessment.

Equity Raises

In March and April 2016, the Company raised $4.0 million (approximately $3.5 million net of issuance costs) through an underwritten public offering of 11,500,000 shares of common stock at a price per share of $0.35.

During the third quarter of 2016, the Company issued 417,500 shares of common stock through the Company’s at-the-market offering program. Gross proceeds from the issuance of shares totaled approximately $0.2 million at an average price per share of $0.37.

Comparative Financial Information

The Company had two operating segments as of September 30, 2016: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2016	September 30, 2015	Change
Revenue - mining	$1,106,196	$4,301,169	$(3,194,973)
Revenue - real estate	28,599	43,904	(15,305)

Costs applicable to mining revenue	829,558	3,450,311	(2,620,753)
Real estate operating costs	31,367	42,549	(11,182)
Exploration and mine development	589,351	1,505,492	(916,141)
Mine claims and costs	358,886	327,352	31,534
Environmental and reclamation	296,493	533,240	(236,747)
Land and road development	56,424	818,474	(762,050)
General and administrative	640,162	1,637,313	(997,151)
Loss from operations	(1,667,446)	(3,969,658)	2,302,212
OTHER INCOME (EXPENSE)
Interest expense	(165,212)	(337,700)	172,488
Other income (expense)	(360,543)	—	(360,543)

NET INCOME (LOSS)	$(2,193,201)	$(4,307,358)	$2,114,157

Mining revenue in the three months ended September 30, 2016, was $1.1 million. The decrease of $3.2 million resulted from lower production offset partially from higher average price per ounce of gold realized of $1,327.27 versus $1,262.91 for the three months ended September 30, 2016 and 2015, respectively. The Company produced 853 ounces of gold (and 17,510 ounces of silver), during the three-month period ended September 30, 2016, as compared to 3,847 ounces of gold (and 62,480 ounces of silver) in the three-month period of 2015.

Throughout the three months ended September 30, 2016, the Company realized an average price of $1,327.27 per ounce of gold and a $19.24 average sales price per ounce of silver. In comparison, commodity market prices in the third quarter of 2016 averaged $1,334.87 per ounce of gold and $19.62 per ounce of silver.

Costs applicable to mining revenue were $0.8 million for the three months ended September 30, 2016, including $0.3 million of silver credits, as compared to $3.5 million for the three months ended September 30, 2015, including $0.9 million of silver credits. The reduction of $2.6 million, of net costs applicable to mining revenue resulted from shifting of the Company’s focus from mining to exploration resulting in lower mining and processing costs and the reduction of mining and processing staff.

Exploration and mine development costs decreased by approximately $0.9 million during the three months ended September 30, 2016, as compared to the same period ended September 30, 2015. The decrease is a result of $0.7 million less spending from the third quarter of 2015 for exploration activities, including contact service fees associated with the Lucerne underground activities and the Dayton resource area in 2015.

Land and road development costs were $0.8 million in the third quarter of 2015, due to the road realignment project that was completed in 2015.

General and administrative costs decreased by $1.0 million third quarter of 2016, as compared to third quarter of 2015. The decrease is primarily the result of lower payroll costs, in line with targeted cost reduction efforts.

Net loss was $2.2 million for the three months ended September 30, 2016, as compared to a net loss of $4.3 million for the three months ended September 30, 2015. The $2.1 million decrease in net loss primarily resulted from a $3.2 million decrease in revenue, net of a $2.6 million decrease in mining and processing costs, $0.8 million reduction in land and road development costs and $1.0 million of lower general and administrative costs, and a $0.9 million decrease in development and exploration expenses.

Nine Months Ended:

	September 30, 2016	September 30, 2015	Change
Revenue - mining	$4,544,951	$15,670,371	$(11,125,420)
Revenue - real estate	101,641	200,411	(98,770)

Costs applicable to mining revenue	3,507,795	10,388,054	(6,880,259)
Real estate operating costs	176,120	303,843	(127,723)
Exploration and mine development	4,027,859	2,639,346	1,388,513
Mine claims and costs	929,196	1,041,580	(112,384)
Environmental and reclamation	1,026,427	1,545,184	(518,757)
Land and road development	77,328	1,680,720	(1,603,392)
General and administrative	2,667,298	5,095,306	(2,428,008)
Loss from operations	(7,765,431)	(6,823,251)	(942,180)
OTHER INCOME (EXPENSE)
Interest expense	(603,307)	(891,824)	288,517
Other income (expense)	(730,642)	3,187,385	(3,918,027)

NET INCOME (LOSS)	$(9,099,380)	$(4,527,690)	$(4,571,690)

Mining revenue in the nine months ended September 30, 2016 was $4.5 million. The decrease of $11.1 million resulted from lower production offset slightly by higher average price per ounce of gold realized of $1,220.94 versus $1,212.03 for the nine months ended September 30, 2016 and 2015, respectively. The Company produced 3,810 ounces of gold and 69,079 ounces of silver, during the nine-month period ended September 30, 2016, as compared to 13,117 ounces of gold and 179,074 ounces of silver in the nine-month period of 2015.

Throughout the nine months ended September 30, 2016, the Company realized an average price of $1,220.94 per ounce of gold and a $15.78 average sales price per ounce of silver. In comparison, commodity market prices in the nine months of 2016 averaged $1,258.48 per ounce of gold and $17.07 per ounce of silver.

Costs applicable to mining revenue were $3.5 million for the nine months ended September 30, 2016, including $1.1 million of silver credits, as compared to $10.4 million for the nine months ended June 30, 2015, including $2.9 million of silver credits. The reduction of $6.9 million of net costs applicable to mining revenue resulted from completion of the Company’s first phase of mining and a shift toward the next phase of exploration and mine development resulting in lower mining and processing costs and the reduction of mining and processing staff.

Exploration and mine development costs increased by approximately $1.4 million during the nine months ended September 30, 2016, as compared to the same period ended September 30, 2015. The increase is a result of costs related to underground exploration activities and the completion of the drift to the Succor vein system in early February 2016, and a $1.4 million classification of mining equipment depreciation expense that was used in development.

Land and road development costs were $1.7 million in 2015 due to the road realignment project that was undertaken and successfully completed in 2015.

General and administrative costs decreased by $2.4 million in the nine months ended September 30, 2016, as compared to the same period of 2015. The decrease is a result of lower payroll costs of approximately $1.1 million, a reduction of net proceeds tax liabilities of approximately $0.2 million and lower legal and consulting fees of approximately $0.7 million, among other reductions, all in line with the cost reduction programs.

Other income decreased approximately $3.9 million in the nine months ended September 30, 2016, as compared to the same period of 2015. The decrease primarily resulted from a reduction in a loss contingency of approximately $3.2 million that was included in other income in the condensed consolidated statements of operations in 2015, and did not recur in 2016.

Net loss was $9.1 million for the nine months ended September 30, 2016, as compared to a net loss of $4.5 million for the nine months ended September 30, 2015. The $4.6 million increase in net loss primarily resulted from a $11.1 million decrease in revenue, a $3.9 million decrease in other income, net of $6.9 million lower mining and processing costs and $2.4 million of lower general and administrative costs, offset by a $1.4 million increase in costs resulting from underground and surface exploration and development costs and approximately $0.8 million in other costs including environmental, mine claims and real estate costs.

Liquidity and Capital Resources

The Company was an exploration and development company for most of its existence and accordingly has a history of net operating losses. The Company had net losses from operations since 2012, and an accumulated deficit of $208.2 million at September 30, 2016. For the three-month period ended September 30, 2016 the Company realized net loss of $2.2 million. For the nine-month period ended September 30, 2016 the Company used $3.2 million of cash in operating activities. As of September 30, 2016, the Company had current assets of $10.0 million (including cash and cash equivalents of $0.4 million) and current liabilities of $7.8 million.

The Company’s current capital resources include cash and cash equivalents and other working capital resources, cash generated through operations, certain planned, non-mining asset sales with expected net proceeds of over $7 million and existing financing arrangements, including an at-the-market offering program with International Assets Advisory LLC, as agent (“IAA”), whereby the Company may offer and sell shares of the Company’s common stock of up to $5 million and a revolving credit facility (the “Revolving Credit Facility”) with Auramet International, LLC (“Auramet”). While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity or other financing, if needed. The Company believes it will have sufficient funds to sustain operations during the next twelve months as a result of the sources of funding described above.

During the nine months ended September 30, 2016, the Company prioritized the continued reduction of non-mining costs including general and administrative, targeting $8.0 million of savings from reduced labor, legal, consulting and other general corporate expenditures, as compared to 2014. The Company incurred approximately $0.3 million in severance costs during the nine months ended September 30, 2016, in mining, mine support and general and administrative expenses, associated with organizational cost reductions.

The Company plans to sell non-mining related lands, buildings and water rights, valued at over $14 million, over the next twelve months resulting in net profit of over $8 million and expected net cash proceeds of over $7 million. These proceeds will eliminate current debt obligations and strengthen the financial position of the Company. In the second and third quarters of 2016 the Company sold surface mining equipment, no longer required in our mine plans, for approximately $2 million that was used to significantly reduce the financing obligations associated with Caterpillar Finance. These combined actions should eliminate all or substantially all of the Company’s debt obligations in the next twelve months. There is no assurance that the Company will be able to sell such assets on favorable terms, or at all.

On June 28, 2016, the Company entered into an agreement with IAA, pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.000666 per share, having an aggregate offering price of up to $5 million. Any shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (and the related prospectus) declared effective by the SEC on February 5, 2016. Under the agreement, IAA may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the NYSE MKT or on any other existing trading market for the common stock, sales to or through a market maker or sales in privately negotiated transactions. The Company is not obligated to make any sales of shares under the agreement, and if it elects to make any sales, the Company may set a minimum sales price for the shares. The offering of shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by IAA or the Company, as permitted therein. The Company will pay IAA a commission rate of up to 2.5% of the gross sales price per share sold, subject to an agreed-upon minimum per share commission, and has agreed to reimburse IAA for certain specified expenses in connection with entering into the agreement. The Company also agreed to provide indemnification and contribution to IAA with respect to certain liabilities, including liabilities under the Securities Act. As of September 30, 2016, the Company sold 417,500 shares of common stock under the agreement resulting in net proceeds of $0.2 million.

On March 31, 2016, and April 13, 2016, the Company completed an underwritten public offering totaling 11,500,000 shares of its common stock. Gross proceeds to the Company from this offering were approximately $4.0 million before deducting underwriting commissions and other offering expenses of $525,000 paid by the Company.

On March 6, 2015, the Company reached an agreement to draw on a restated $5 million revolving credit facility (the “Revolving Credit Facility”) with Auramet, pursuant to which the Company may borrow up to $5 million, subject to satisfying certain conditions and obtaining certain consents. On March 6, 2015, the Company drew $5 million representing cash proceeds of approximately $4.4 million, net of prepaid interest of approximately $0.4 million, and other fees of approximately $0.2 million. The proceeds from the Revolving Credit Facility were primarily used for an accelerated construction schedule for rerouting State Route 342, located in the Company’s Lucerne Resource Area, the first phase of which was completed in early June 2015, and the second phase was completed in November 2015. On December 28, 2015, the Company and Auramet agreed to increase the facility up to $10 million and extend the facility from the current maturity of February 6, 2017 to April 28, 2018. On April 1, 2016, the Company fully repaid the outstanding revolving credit facility with a payment of $1.2 million. As of September 30, 2016, there were no outstanding amounts related to the Revolving Credit Facility.

Net cash used in operating activities was $3.2 million for the nine months ended September 30, 2016, as compared to net cash generated by operating activities of $0.4 million for the nine months ended September 30, 2015. The Company’s use of cash in operating activities in the first nine months of 2016, was primarily driven by Company’s expenditures related to underground exploration, including the PQ and Succor targets and operating losses due to lower production. Our positive cash flow from operating activities in the first nine months of 2015, was primarily from operating income associated with lower labor, blasting, fuel and equipment rental costs relative to production of mineralized material.

Net cash provided by investing activities was $3.1 million for the nine months ended September 30, 2016, primarily from equipment sales of approximately $3.2 million, offset by land and properties deposits of approximately $0.1 million. Net cash used in investing activities for the nine months ended September 30, 2015, was $4.8 million, primarily relating to $2.8 million for strategic land purchases and $1.9 million for the design and construction of the heap leach expansion and related infrastructure.

Net cash used by financing activities for the nine months ended September 30, 2016, was $1.1 million, comprised of proceeds of $3.6 million from the sale of securities, $0.6 million proceeds from an amended agreement with Auramet and $0.3 million from proceeds from a short-term note, offset by the pay-down of long-term debt obligations of approximately $5.6 million. Net cash provided by financing activities for the nine months ended September 30, 2015 was $1.6 million, comprised of proceeds of $4.4 million from the revolving credit facility and $5.0 million from the Varilease agreement, offset by the pay-down of other long-term debt obligations of approximately $7.8 million.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which considers the realization of assets and discharge of liabilities in the normal course of business and does not include any adjustments that might result from the outcome of uncertainties noted below.

The Company’s success depends on its ability to recover precious metals, process them and successfully sell them for more than the cost of production. The Company has limited control over its costs and has no ability to control the market prices. The costs of exploration and production may fluctuate as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could materially affect the Company’s ability to generate cash flow.

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

On March 28, 2016, the Company entered into a Drilling and Development Services for Common Stock Investment Agreement (the “Stock Investment Agreement”) between the Company and American Mining & Tunneling, LLC and American Drilling Corp, LLC (collectively “American”), pursuant to which the Company agreed to issue up to 9,000,000 shares of the Company’s common stock to AMT in exchange for $5.0 million in exchange for future drilling, mine development and underground mining services in connection with (but not limited to) the Company’s construction of an underground exploration portal, mining infrastructure and development of the Company’s Lucerne and Dayton Mine projects.

Future production rates and gold prices below management’s expectations, declines in the market value of properties held for sale, or declines in the share price of the Company’s common stock could adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any of such actions on favorable terms, in a timely manner or at all.

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

In the third quarter of 2016, Gold Bullion prices averaged approximately $1,334.87 per ounce, up from a quarterly low close of $1,308.35 on September 16, 2016. Gold has fluctuated from that low to a high of $1,366.25 during the quarter. Silver prices averaged $19.62 per ounce, also gaining from a quarterly low of $18.50 on August 25, 2016 to a high of over $20.71 per ounce during the third quarter. The outlook for these markets remains mixed, driven primarily by uncertainty over U.S. fiscal and monetary policy.

With the exception of the above, there have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Each of our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended September 30, 2016, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”). Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. Generally, the CRA argues, among other things, that the Commissioners should not have approved the Application because the master plan and zoning designations on that property had been in place for more than forty years. In April 2015, the District Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. On December 9, 2015, Appellants filed their Opening Brief in the Nevada Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016, the Company and the Commissioners jointly filed an Answering Brief. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. An oral argument before a three judge panel of the Nevada Supreme Court took place on September 14, 2016. Following the argument that matter was submitted for decision by the Court. A final decision of the Court is pending. The Company believes that the Commissioners properly exercised their statutory authority and the Company, in cooperation with the Commissioners and the Lyon County District Attorney, aggressively opposed the appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, the Company issued 3 million shares of common stock in consideration of a transaction related to the purchase of land near its mining operations, with a fair value of $1.3 million.

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

10.1
Loan Agreement, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference).

10.2
Promissory Note, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference).

10.3
Guaranty, dated as of July 25, 2016, among Comstock Mining Inc., Comstock Mining LLC, Comstock Real Estate Inc. and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2016, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date: October 20, 2016	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman