Form 10-K
period 2016-12-31
Comstock Mining Inc.
filed 2017-03-09
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐  No ☒
The aggregate market value of the 128,786,430 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE MKT on June 30, 2016 was $20,605,829.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 6, 2017
Common Stock	187,400,075
DOCUMENTS INCORPORATED BY REFERENCE

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K or incorporated by reference into this Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our mine planning, exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities; future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental law and regulation compliance and changes in the regulatory environment; remediation costs; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

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

The Company continues evaluating and acquiring properties, expanding its footprint and exploring all of our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible, including both the Lucerne and Dayton Mine plans, with both surface and underground development opportunities. We also plan to develop longer-term exploration plans for the remaining areas, which include the Spring Valley, the Northern Extension, Northern Targets and Occidental areas, subsequent to and in the case of the Spring Valley, concurrent with the exploration and development of Lucerne and Dayton.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 22,925 gold equivalent ounces in 2015, the Company’s second full year in production and 5,099 gold equivalent ounces in 2016. That is, the Company produced 19,601 ounces of gold and 222,416 ounces of silver in 2015 and 4,086 ounces of gold and 75,657 ounces of silver in 2016.

The Company’s headquarters, mine operations and heap leach processing facility are in Storey County, Nevada, at 1200 American Flat Road and 117 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company continues acquiring additional properties in the Comstock District, expanding its footprint and creating opportunities for further exploration, development and mining. The Company now owns or controls approximately 8,631 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,266 acres of patented claims (private lands), surface parcels (private lands), and approximately 6,365 acres of unpatented mining claims, which the Bureau of Land Management (“BLM”) administers.

The Company’s real estate segment owns significant non-mining properties, including the Gold Hill Hotel, the Daney Ranch, 98-acre Silver Springs property, including senior water rights and other lands, homes and cottages. The Gold Hill Hotel consists of an operating hotel, restaurant and a bar. In 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators while retaining ownership. The initial term of the lease agreement was effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

Financial information for each of our segments is disclosed in Note 13 to the consolidated financial statements.

Current Projects

The Company has identified six distinct target areas on its land holdings and has focused, to date, solely on the Lucerne Resource area (including surface and underground) and the Dayton Resource area. We anticipate developing exploration plans for the remaining areas, which include the Spring Valley, Northern Extension, Northern Targets, and Occidental Target areas, subsequent to the exploration and development of Lucerne and Dayton. The Company’s existing heap leach processing facility for gold and silver was redesigned and expanded in late 2013 and again in the fourth quarter of 2014, to accommodate future production plans.

The Lucerne Resource area has been the primary focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining claims, and extends east and northeasterly to the area of the historic Woodville bonanza, Succor and Lager Beer claims and north to the historic Justice and Keystone mines. The Company has the key mining permits required for mining this area. The Lucerne Resource area is approximately 5,000 feet long, with an average width of 600 feet, representing less than three percent of the land holdings controlled by the Company and is the site of our current production activities and ongoing exploration and development program.

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

The Northern Extension, Northern Targets and Occidental areas represent longer-term exploration target areas that contain many historic mining operations, including the Overman, Con Imperial, Caledonia, and Yellow Jacket mines. We believe that our consolidation of the Comstock District has provided us with opportunities to utilize the historical information available to identify drilling targets with significant potential.

Comstock Mine Project Claims
Comstock Mining Inc.
Lyon & Storey County, NV as of December 2016
Feet
0
2,500
5,000
10,000
Patented Claims & Fee Lands
Comstock Mining Inc.
Fred Garrett
Comstock Real Estate Inc. (Gold Hill Hotel)
North Comstock JV
NCJV (DWC)
NCJV (Sutro)
NCJV (VCV)
Railroad and Gold LLC
Unpatented Mining Claims
Comstock Mining Inc.
James Obester
New Daney Company Inc.
North Comstock JV
Railroad and Gold LLC
Renegade Mineral Holdings LLC
N
Virginia City
Silver City
Dayton
Wakefield Peak
Mount Grosh
Flowery Ridge
Kate Peak
Basalt Hill
Spring Valley
STOREY
LYON
WASHOE
STOREY
Sources: Esri, HERE, DeLorme, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo,

Figure-1 Comstock Mining’s Claims in Storey and Lyon Counties, Nevada

Our Comstock exploration activities include open pit gold and silver test mining. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Employees

As of December 31, 2016, we have 10 full-time employees and 2 part-time employees, inclusive of our general and administrative function.

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

Comstock Mining Inc.
Attention: Judd Merrill, Principal Financial Officer and Principal Accounting Officer
PO Box 1118
Virginia City, NV 89440

Principal Markets

We sell our production on world markets at prices established by commodity markets. These prices are not within our control. We had revenues of $4.9 million in our fourth full year of production in our mining segment and $0.1 million of revenues in our real estate segment during the year ended December 31, 2016. We had operating losses of $10.2 million and $0.1 million in our mining and real estate segments, respectively, during the year ended December 31, 2016. We had total assets of $27.8 million and $6.0 million in our mining and real estate segments, respectively, as of December 31, 2016. We did not have a real estate segment for any period prior to fiscal year 2011. See Note 13 to our audited consolidated financial statements for additional information regarding our segments.

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

The Nevada Revised Statutes (NRS) 519A to 519A.280 and Nevada Administrative Code (NAC) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7.7 million, including, $7.1 million for BMRR and $0.6 million of additional reclamation surety bonding primarily with Storey County. For the years ended December 31, 2015, and 2014, the Company had provided estimates and surety bonds in the amounts of $11.6 million and $8.6 million, respectively.

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and has signed a corporate guarantee. The cash collateral percentage held on deposit by Lexon is typically 25.0% or less of the current bond amount. The current bond amount with the State and County is $7.7 million and at December 31, 2016, $2.5 million of collateral was held on deposit.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties and the attraction and retention of human capital. Such competitors may have substantially greater financial resources than we do.

History

The Company began acquiring properties and developing projects in the Comstock District in 2003. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004-2006 from our existing Lucerne mine and American Flat heap leach processing facilities. Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning. The Company restarted mining operations in the third quarter of 2012 and resumed pouring doré bars of silver and gold in September 2012. The Company produced over 59,454 ounces of gold and over 734,492 ounces of silver from September 2012 through December 2016, achieving annual rate of 22,925 gold equivalent ounces in 2014. The Company completed leaching from its existing leach pads in December 2016, and has transitioned to exploration and development activities, primarily in the Lucerne and Dayton Resource areas.

Customers

Substantially all mining revenues recorded to date relate to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The real estate segment has numerous customers and is not dependent on any one customer.

Financing Events

In March and April 2016, the Company completed two equity financing transactions totaling $4.0 million (approximately $3.5 million, net of issuance costs). The proceeds were used to accelerate certain prerequisites, including interim mine planning and expanded exploration and development activities for the next phase of Dayton drilling and development and general corporate purposes.

During 2016, the Company entered into a sales agreement with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. During the year ended December 31, 2016, the Company issued 1,835,300 shares of common stock through the Company’s at-the-market offering program. Gross proceeds from the issuance of shares totaled approximately $0.5 million.

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

If we are unable to find, mine and sell adequate quantities of gold and silver ore, it is unlikely that the cash generated from our internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

We have a limited operating history.

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

We recognize that if we are unable to generate significant revenues from the exploration and exploitation of our mineralized materials in the future, we will not be able to earn profits or continue operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail and investors may lose all of their investment in our Company.

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

Moreover, extreme weather events (such as increased frequency or intensity of hurricanes or prolonged drought, flooded or frozen terrain) have the potential to disrupt operations at our projects. Extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect our business.

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

We have invested capital and have otherwise been involved in various mineral properties and projects in the Comstock District where we have not conducted sufficient exploration and engineering studies to minimize the risk of project failure. Our mineral projects involve high risks because we have not invested sufficiently in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis. Standard industry practice calls for a mining company to prepare a formal mine plan and mining production schedule and have these documents reviewed and validated by a third party specialist. We have not had a formal mine plan and mining production schedule economically validated by a third party specialist.

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

We do not have proven or probable reserves. Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling and analysis. Any sums expended for additional drilling and analysis may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration and mining activities and not with the purpose of establishing proven and probable reserves. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are subject to uncertainty due to several factors, including the quantity and grade of ore, metal prices and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the estimated value of such mineralized material (regardless of the quantity) will vary depending on metal prices. Any material change in the estimated value of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to recover our investment and operating costs.

The cost of our exploration and acquisition activities is substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves (to the extent reserves are established in the future).

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mining companies must continually replace mineralized material or reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

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

We plan to pursue opportunities to acquire properties with gold or silver reserves or mineralized material with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold and silver at the time of the acquisition. We expect our potential future revenues to be derived from the production and sale of gold and silver from these properties or from the sale of some of these properties. The value of any mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and silver has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and silver, and therefore the economic viability of our projects, cannot accurately be predicted. Any drop in the price of gold or silver would negatively affect our asset values, cash flows, potential revenues and profits.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2016, we have no open hedge positions.

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

The estimation of the ultimate recovery of gold and silver, is subjective. Actual recoveries may vary from our estimates.

We utilize the heap leach process to extract gold and silver from ore. The heap leach process extracts gold and silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of ore placed on the leach pad. The final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

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

The capital expenditures and time required to develop and explore our properties, including the Lucerne Mine and the Dayton Resource area, are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, energy, transportation, equipment, and infrastructure;

•	changes in input commodity prices and labor costs;

•	fluctuations in currency exchange rates;

•	availability and terms of financing;

•	changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;

•	recovery rates of gold and other metals from the ore;

•	difficulty of estimating construction costs over a period of a year;

•	delays in completing any environmental review or in obtaining environmental or other government permits;

•	weather and severe climate impacts; and

•	potential delays related to social, political and community issues.

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

Our significant amount of outstanding indebtedness and lease payment obligations, and the covenants contained in our debt agreements and documents governing such obligations could have a material adverse effect on our operations and financial condition. The size and terms of certain of our agreements limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

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

Based on filings made with the SEC, Mr. John V. Winfield, and entities that he controls (the “Winfield Group”) own 48,165,201 shares of the Company’s common stock and Van Den Berg Management, Inc. owns 30,189,136 shares of the Company’s common stock. Collectively, such shareholders own 78,354,337 shares, or approximately 41.8% of the Company’s outstanding common stock as of December 31, 2016. Because of this concentrated stock ownership, the Company’s largest shareholders will be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Restrictions imposed by the 2015 Stockholders' Agreement may inhibit growth.

The 2015 Stockholders’ Agreement limits the ability of the Company to incur debt, among other things. Such restrictions could significantly impact the Company’s ability to take certain actions that potentially could enhance shareholder value. Refer to Part III, Item 13 for more information about the Stockholder’s Agreement.

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

The Company is currently authorized to issue 3,950,000,000 shares of common stock, of which 185,363,676 shares were issued and outstanding as of December 31, 2016, and 50,000,000 shares of preferred stock, of which 0 Preferred Shares are issued and outstanding as of the December 31, 2016. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

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

We may pursue acquisitions, divestitures, business combinations, joint ventures or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

Acquisitions of other companies or new properties, divestitures, business combinations, joint ventures or other transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the exploration activities and mine planning, loss of value associated with our properties, mismanagement of project development, additional risk and liability, indemnification obligations, sales of assets at unfavorable prices, poor execution of the strategic plan for the transaction, permit requirements, debt incurred or capital stock issued to enter into such transactions, the impact of any such transactions on our financial results, negative stakeholder reaction to any such transaction and our ability to successfully integrate an acquired company’s operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future transactions, or the effect that any such transactions might have on our operating or financial results. Furthermore, potential transactions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future transactions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

Our property rights to the mineral estate of the Comstock Mine Project consist of five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property and mining claims administered by the BLM. This project has 110 patented and 366 unpatented mineral lode claims, as well as 25 unpatented placer claims. The Comstock Mine Project holdings consist of approximately 8,631 acres of mining claims and parcels. The acreage is comprised of approximately 2,266 acres of patented claims (private lands), surface parcels (private lands), and approximately 6,365 acres of unpatented mining claims that the BLM administers.

Comstock Mine Royalty Map
Comstock Mining Inc.
Lyon & Storey County, NV as of December 2016
Feet
0
2,500
5,000
10,000
Patented Claims & Fee Lands
none
1%
1.5%
2 - 3%
4 - 5%
Unpatented Mining Claims
none
1 - 1.5%
2 - 3%
N
Virginia City
Silver City
Dayton
Mount Grosh
Flowery Ridge
Kate Peak
Wakefield Peak
Basalt Hill
Spring Valley
STOREY
LYON
WASHOE
Sources: Esri, HERE, DeLorme, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo,

 Figure-1 Comstock Mining’s Net Smelter Royalty, Patented and Unpatented Mining Claims in Storey and Lyon Counties, Nevada

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

Railroad & Gold - Lease

On October 1, 2009, we entered into a mineral exploration and mining lease agreement with Railroad and Gold, LLC covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease is for an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. The Company makes annual advance minimum royalty payments, which started with $30,000 on the first anniversary, and increasing by $5,000 each year. We are also required to pay a 4% NSR, which will be reduced by the sum of previously paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims. Effective January 1, 2016, the royalty was reduced to 1% NSR in exchange for 24 monthly payments of $2,083. Additionally, starting January 1, 2016, the annual payment on the lease was reduced for 2016 to $18,000 per year and $20,400 per year in 2017 and 2018.

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

Facilities Area

The heap leach facility and former Company headquarters originally occupied a 40-acre site in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City and 30 miles southeast of Reno, Nevada. The property was included in the acquisition of Plum Mining by the Company in November 2003. The site has expanded, through land acquisitions, to 400 acres. The Company’s headquarters is at our Corporate Campus at 117, 119 and 123 American Flat Road in Gold Hill, Nevada, covering a 5-acre parcel. Our mining and reclamation operations have taken place over a nearly 100-acre area.

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

During 2014, 2015 and 2016, the mineralized material extracted from the Lucerne Resource area and historical dumps progressively increased in silver content. In early 2014, the silver to gold ratio was approximately 10:1. As the open cut developed the northern Justice portion of the Lucerne and deepened down-dip along the Silver City fault zone, the silver to gold ratio increased. The 2014 weighted average of silver to gold ratio was 17.5:1. During 2015 the weighted average silver to gold ratio was 18.5:1. This compares to historic ratios of silver to gold of as high as 100:1 located in the northern Comstock District. Currently, exploration drilling has identified gold and silver mineralization over a strike distance of nearly one mile, with definition and in-fill drilling on 50 to 100 foot centers over almost one mile. Mineralization is open-ended to the north and south along strike and down-dip to the east, including the Chute Zone in the eastern portion of the Lucerne Resource area.

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history. For several years we have accumulated a vast collection of historic reports and maps on properties in the district. The data collection has been transformed into digital files with two-dimensional and three-dimensional presentation capabilities. Our exploration efforts in the past have been focused primarily upon the Lucerne and Dayton resource areas. We have conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 8,631-acre land position.  Going forward the Company will continue conduct ongoing exploration and development programs in the Lucerne and Dayton resource areas and expand the exploration to underground mineral targets. This will include but not be limited to: further compilation and review of historic surface and sub-surface geology, geochemical and geophysical investigations and drilling.

The Company plans to conduct definition drilling and geotechnical core programs within the Dayton Resource area. The Dayton southern expansion program includes exploration and definition drilling of targets identified by the conventional percussion drill program, magnetic, IP and resistivity geophysical surveys.

The Company plans to advance the Dayton Resource area to full feasibility, with a production ready mine plan within the next two years. The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton Resource area are projected south into Spring Valley (SV). Economic gold mineralization has been intercepted in several wide spaced drill holes conducted during numerous prior Spring Valley drilling programs. Over the past several months, the technical staff has identified multiple drill targets within several specific locations that encompass the Dayton Resource area and Spring Valley. The new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology. Reference to the Company's quarterly activity, the Company's long term plan is to further develop the Lucerne and Dayton Spring valley complexes, while advancing plans for exploring the remaining historic mining areas, which include: the Gold Hill Group (Northern Extension and Northern Targets areas) and the Occidental Group.

The geologic and engineering team completed underground mapping, sampling, and surveying in a number of historic mine tunnels on and near the Dayton Resource area. Several historic mines operated in the Dayton area, leaving access to multiple structures from underground. Some historic adits have remained open or have been uncovered by the Company. Where accessible, the workings were inspected; geology mapped and mineralized material sampled. Once sampling was completed, the workings were surveyed to document the size of the mine workings, the location of the openings and location of the samples. The samples were then assayed at the Company’s in house metallurgical laboratory for gold and silver.

This underground sampling program has provided a wealth of assay information and provided critical information for furthering the geologic understanding of the Dayton. In some cases structures identified on the surface were traced underground and in other cases new structures were identified underground were surface expressions were absent or obscured. To facilitate one of the long lead items required to bring a project into production is baseline hydrologic data.

Dayton Hydrologic Study

A Reverse Circulation (RC) drill program was designed to support the Water Pollution Control Permit application. The initial program would require fourteen drill sites to evaluate the hydrological regime of the mine location and an additional five drill holes for the process facility.

The RC drilling would identify water levels and flow direction throughout the Dayton Project's hydrologic regime by testing multiple inner structurally bounded hydraulic cells. The measured static water levels, rate of flow and direction would be added to the mine model with respect to economic mineralization, proposed design mining depths and provide the initial mine water management requirements.

Several specific drill holes will provide multiple engineering attributes of the hydrologic and rock properties, including the potential of identifying additional economic resources. The completion of the RC drill holes will be used to position surgical core holes for geo-technical and metallurgical properties, acid/base accountability of waste rock and work indices of mineralized material.

A minimum of six RC drill holes will have three vibrating piezometers cemented down hole. One piezometer located within the top of the static water level. Another piezometer positioned mid-range within the water column and the third piezometer located at the contact of the Miocene volcanic rocks and the Paleozoic basement rocks. The data collected from the placement of the piezometers will be used to better position monitor well locations.

Spring Valley

Spring Valley is located south of the Dayton Resource area and south of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones. Selected drill hole intercepts are highlighted (see Figure 7 in the Exploration section of the Management Discussion and Analysis). The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (see Figure 1 in the Exploration section of the Management Discussion and Analysis), with a total a strike length of approximately 8,000 feet.

Gold Hill Group

The northern Comstock underground targets of the Gold Hill Group will be prioritized and exploration proposals will follow. Several locations in the Gold Hill Group have been selected for a focused underground development evaluation. The historic mining record of the area has multiple accounts of mining activity and production prematurely halted. The reasons for halting the mining activity may have been litigation, unfavorable rock conditions and economic mineralization crossing claim boundaries owned by other mining companies of the time. The Company now has an opportunity to explore the mineral potential of this area more cost effectively by utilizing knowledge gained from the review of the historic records.

Occidental Group

The Occidental vein (a sub parallel vein system to the Comstock) is considered by the Company to be underexplored and recognized potentially as a significant exploration target, with historic, high grade ( > 0.3 optAu) production mined near surface in localized pods. The Occidental vein system, spanning patented and unpatented claims, consolidated as a group, has a measured strike length of over 7,600 feet, on land controlled by the Company. Detailed geologic assessment and mapping is ongoing to best define future drilling and development plans of this exploration target.

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

On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law and that the County did not violate statutory provisions regarding master plans.

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been summarily dismissed and that further proceedings are necessary in the District Court on this single claim.  This remaining issue is now back before the District Court in Lyon County for further proceedings.  The Company and the Lyon County District Attorney are encouraged by the Supreme Court’s decision and look forward to a positive resolution of the sole remaining issue.

Refer to the relevant portions of Note 18 of the Financial Section of this report for additional information on legal proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE MKT exchange under the symbol “LODE.” The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2016
Fourth Quarter	$0.36	$0.20
Third Quarter	$0.46	$0.35
Second Quarter	$0.48	$0.33
First Quarter	$0.60	$0.37

2015
Fourth Quarter	$0.65	$0.36
Third Quarter	$0.70	$0.38
Second Quarter	$0.83	$0.53
First Quarter	$1.11	$0.60

The last reported sale price of our common stock on the NYSE MKT on March 6, 2017, was $0.23 per share. As of March 6, 2017, the number of holders of record was approximately 518.

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

The following graph compares our cumulative total stockholder return from December 31, 2011 with those of the NYSE MKT Composite Index and the Market Vectors Gold Miners Index. The graph assumes that U.S. $100 was invested on December 31, 2011 in (1) our common stock, (2) the NYSE MKT Composite Index and (3) the Market Vectors Gold Miners Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
among Comstock Mining, the NYSE MKT Composite Index
and the Market Vectors Gold Miners Index.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
LODE	100.00	124.59	99.11	40.71	19.62	13.08
NYSE MKT Composite Index	100.00	110.74	133.43	140.64	131.72	145.61
Market Vectors Gold Miners	100.00	87.13	39.46	32.84	23.99	35.62

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

Item 6. Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
REVENUES
Revenue - Mining	$4,944,627	$18,245,633	$24,736,929	$24,103,013	$4,504,457
Revenue - Real estate	125,590	247,217	846,432	723,574	634,159
Total revenues	5,070,217	18,492,850	25,583,361	24,826,587	5,138,616

COST AND EXPENSES
Costs applicable to mining revenue	4,505,811	10,652,372	19,126,632	26,495,665	3,554,727
Real estate operating costs	182,423	342,634	1,260,972	1,117,225	928,897
Exploration and mine development	4,561,905	6,958,636	2,658,473	3,012,790	11,901,250
Mine claims and costs	1,125,989	1,299,823	2,393,722	2,596,650	2,668,345
Environmental and reclamation	1,309,901	2,054,447	2,464,314	2,895,552	3,735,708
Land and road development	79,461	2,857,720	—	—	—
General and administrative	3,518,071	6,752,731	6,371,954	9,641,507	12,669,323
Total cost and expenses	15,283,561	30,918,363	34,276,067	45,759,389	35,458,250

LOSS FROM OPERATIONS	(10,213,344)	(12,425,513)	(8,692,706)	(20,932,802)	(30,319,634)

Total other income (expense), net	(2,751,360)	1,971,086	(946,067)	(414,218)	(442,639)

LOSS BEFORE INCOME TAXES	(12,964,704)	(10,454,427)	(9,638,773)	(21,347,020)	(30,762,273)

INCOME TAX BENEFIT	—	—	—	—	—

NET LOSS	(12,964,704)	(10,454,427)	(9,638,773)	(21,347,020)	(30,762,273)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	(5,452,445)	(3,672,785)	(4,016,705)	(4,370,247)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(12,964,704)	$(15,906,872)	$(13,311,558)	$(25,363,725)	$(35,132,520)

Net loss per common share – basic	$(0.07)	$(0.14)	$(0.17)	$(0.42)	$(0.87)

Net loss per common share – diluted	$(0.07)	$(0.14)	$(0.17)	$(0.42)	$(0.87)

Total assets	$33,843,031	$43,212,891	$46,455,872	$43,999,996	$47,864,545
Long-term debt and capital lease obligations, including current portion	9,470,295	13,297,549	11,598,483	7,907,474	13,731,655
Total stockholders’ equity	14,416,589	18,759,470	22,241,100	20,243,748	18,394,562

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the year ended December 31, 2016, as well as our future results. It should be read in conjunction with the consolidated financial statements and accompanying notes also included in this Form 10-K.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

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

 The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company produced approximately 18,455 and 5,099 gold equivalent ounces in 2015 and 2016, respectively. That is, the Company produced 15,451 ounces of gold and 221,723 ounces of silver in 2015, and 4,086 ounces of gold and 75,657 ounces of silver in 2016. Grade remained at 0.025 ounces of gold per ton and 0.436 ounces of silver per ton. The Company achieved recovery rate of 88.5% for gold and 59.5% for silver.

We continue expanding our property footprint and creating opportunities for further exploration, development and mining. The Company now owns or controls approximately 8,631 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,266 acres of patented claims (private lands), surface parcels (private lands), and approximately 6,365 acres of unpatented mining claims, which the “BLM” administers.

 Our Team

We believe we have exceptional mine engineering, geological, metallurgical, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2016, we have 10 full-time employees and 2 part-time employees. In addition, we have strengthened our system through agreements and relationships with certain key partners.

Corrado De Gasperis has been President and CEO of the Company since April 2010, and appointed to the Board of Directors in June 2011. In September, 2015, Mr. De Gasperis also assumed the role of Executive Chairman of the Board. He brings over 30 years of industrial metals and mining manufacturing, operational and financial management, and capital markets experience. Previously, he served as the Chief Executive Officer of Barzel Industries Inc. (formerly Novamerican Steel Inc.) from April 2006 through September 2009. Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, including construction, infrastructure development and mining. From 2001 to 2005, he served as Chief Financial Officer of GrafTech International Ltd., a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000. From 1987 to 1998, Mr. De Gasperis was a certified public accountant with KPMG LLP. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served major clients like General Electric and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

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

Laurence G. Martin has been the Director of Exploration & Mineral Development since 2010, and Chief Geologist since 2008. He brings over 32 years of successful precious metals exploration, mine development and production experience. He participated and supervised exploration projects in Northwest Territories, Canada, Liberia, West Africa, Mexico, Honduras, and areas within the western region of the United States. Mr. Martin’s production experience is exemplified by supervisory positions in the following Nevada mines: Manhattan, Borealis, Hog Ranch, and Denton-Rawhide.

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

Timothy J. George has worked with the Company as both an employee and a dedicated consultant, since 2014, as Senior Mine Engineer and brings nearly 10 years of experience in mine design, modeling and optimization. Mr. George has evaluated blast and loading designs in copper mining, coordinated production and maintenance activities in coal mines and has extensive long-term, strategic mine design, phasing and near term production scheduling, including geological and block model manipulation, fleet simulations and optimizations for surface mining as well as engineering design and boundary optimization for underground mining. Mr. George holds a Bachelor of Science Degree in Mining Engineering, Cum Laude, from the University of Arizona.

Scott Jolcover is the Company's Director of Business Development. He has been in mining for nearly 35 years and with Comstock Mining since 2010. His prior mining experience includes working on the historic Comstock Lode with Gold Springs Inc. and Plum Mining Inc. since 1996. Scott manages major commercial transactions, including all land, water and major purchases and acquisitions. Scott has former real estate experience and worked as a licensed agent. He is also currently Chairman of the Virginia City Tourism Commission.

Exploration & Development

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

During the second quarter of 2016, the Company expanded its exploration planning to include longer-term exploration targets across the broader Comstock District where multiple miles of additional mineralized strike zones have been identified and added to the Company’s exploration planning activities. This includes the southern portion of the Dayton Resource area, extending further south into the Spring Valley Group (refer to Figure 1), the Company’s Northern properties referred to as the Gold Hill Group and also northeastern properties within the Occidental Group.

During the third quarter of 2016, the exploration planning effort was focused on the Dayton Resource area. A draft plan has been designed for an expanded drilling program that would include Reverse Circulation (RC) and diamond core drill holes to place the Dayton Resource into a mine planning stage. The mine planning would incorporate the existing data and would be expanded by the additional infill, geotechnical and definition drilling.

Fourth quarter exploration and development efforts were focused upon the hydrological model of the Dayton Resource area. A Reverse Circulation (RC) drill program was designed to initially test the hydrologic regime within the proposed mine and process facility. After completion of the RC program, the data collected would be updated and modeled for targeting the optimal drill site locations for an additional diamond core drill program. The diamond hole locations would be specifically selected to define the hydrological, geotechnical and metallurgical properties during 2017, drilling programs.

The Company plans to advance the Dayton Resource area to full feasibility, with a production ready mine plan within the next two years. The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton Resource area are projected south into Spring Valley. Economic gold mineralization has been intercepted in several wide spaced drill holes conducted during numerous prior Spring Valley drilling programs. Over the past several months, the technical staff has identified multiple drill targets within several specific locations that encompass the Dayton Resource area and Spring Valley. The new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology. Reference to the Company's quarterly activity, the Company's long term plan is to further develop the remaining historic mining areas, which include: the Gold Hill Group (Northern Extension and Northern Targets areas), the Occidental Group, while continuing the exploration and development of the Lucerne Group.

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

Lucerne Exploration Targets

The Company has designed additional exploration drilling programs within the Lucerne Group. This includes the Succor vein target, the Woodville area and the northern development of the PQ underground. During the development of the PQ underground target the Company drilled approximately 12,380 feet of HQ-3 and NQ core drilling and mineralized intervals were sampled from the Harris Drift. The drilling configuration is in the form of ‘fans’ that comprise a group of holes, with each drill bay having two or three fans of drill holes extending into the primary target. The core locations and orientations were specifically designed to infill and expand the areas of known, underground economic grade mineralization identified from previous surface drilling programs. (Figure 2)

Drill Bay 6
Drill Bay 5
Harris Drift
Succor Crosscut
Drill Trace
Harris Portal
N
S
E
W

Figure 2 - 3D representation of the Harris Drift showing drill bays, drill fans, and the Succor crosscut.
The Company encountered contiguous mineralized intercepts (10 to 40 feet) from bays 3 through 6 as it moved north of the Silver City/Succor structural intersection and within and bordering the quartz porphyry (PQ) mass. The configuration of the longer and higher grade intercepts occur along the hanging wall contact of the PQ intrusive mass within both the Alta Andesite and PQ host rocks. The intervals show continuity laterally and vertically along the structural contact.

Drill results from 2016 are summarized in Table 1 below.

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
Reported values are from American Assay Labs (AAL) and Inspectorate American Corporation (Inspectorate) owned by Bureau Veritas both located in Sparks, NV. AAL and Inspectorate lab methods include standard fire assay with ICP finish and gravimetric finish per each labs internal protocols.

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

Although the grade intercepts were promising, they have not yet yielded sufficient continuity for mining. The Company considers the initial 800 feet of advance within the Harris Drift as a first phase of development toward a longer-term exploration and development objective targeting a three-quarter-mile long mineralized corridor that includes the Lucerne (including the PQ target), Succor, Woodville and Chute zone systems (see Figure 4). Most of these systems remain open to the north and east and particularly at depth. A second phase of development was completed by advancing a crosscut originating from Drill Bay 2 to a total length of 450 feet toward the structural intersection of the Silver City fault zone and Succor vein zone. The design of the crosscut is geared toward favorable underground drilling position. The Succor represents an important target in conjunction with the PQ zone based on its location (perpendicular and adjacent to the PQ), past production history and the results from the Company’s 2011 and 2012 reverse circulation drill programs.

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

The remaining phases of the road realignment, drainage establishment and seeding were completed during the third and fourth quarter of 2016.

Dayton Resource Area

Dayton planning continued with conceptual layout of the Dayton Mine and processing facility (Figure 6). This layout places the mine and facilities 100% on ground privately held by the Company while avoiding future drill targets. This simplifies and shortens the critical permitting chain.

In addition to infrastructure and drill planning, we performed due diligence assisted by SRK Consulting. The due diligence resulted in confirmation of the scoping level mine plans and agreement on the conceptual processing layout.

Dayton Conceptual Mine & Processing Layout
Legend
Scoped Mine Area
Crusher Area
Process Ponds
Process Plant
Process Pad
CMI Mining Claims
CMI Private Ground
State Routs
N
Feet
0 155 310 620
1 inch = 600 feet
Drill Target Cooridor
Drill Target Cooridor

S:\District_Plan\Dayton_Resource_Area\GIS\2016MontezumaPad\MXD\Montezuma Pad Concept PDF.mxd Montezuma Pad Concept PDF

Figure 6 - Dayton Conceptual Mine and Processing Area

The Company plans to conduct definition drilling and geotechnical core programs within the Dayton Resource area, as previously described, and advance this area to full feasibility, with a production ready mine plan within the next two years. The Dayton and southern expansion programs includes exploration and definition drilling of targets identified by the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys (Figure 7).

The geologic and engineering team completed underground mapping, sampling, and surveying in a number of historic mine tunnels on and near the Dayton Resource area. Several historic mines operated in the Dayton area, leaving access to multiple structures from underground. Some historic adits have remained open or have been uncovered by the Company. Where accessible, the workings were inspected; geology mapped and mineralized material sampled. Once sampling was completed, the workings were surveyed to document the size of the mine workings, the location of the openings and location of the samples. The samples were then assayed at the Company’s in house metallurgical laboratory for gold and silver.

This underground sampling program has provided a wealth of assay information and provided critical information for furthering the geologic understanding of the Dayton area. In some cases structures identified on the surface were traced underground and in other cases new structures were identified underground were surface expressions were absent or obscured.

Dayton - Spring Valley
Magnetic Gephysics
Legend
CMI Mining Claims
CMI Private Ground
Dayton Exploration Holes
Percussion Holes (<82' depth)
MAG LO
MAG MID
MAG HI
N
0 300 600 1,200 Feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 7 - Dayton and Spring Valley Magnetic Geophysics.

Dayton Hydrologic Study

A Reverse Circulation (RC) drill program was designed to support the Water Pollution Control Permit application.
The initial program would require fourteen (14) drill sites to evaluate the hydrological regime of the mine location and an additional five (5) drill holes for the process facility.

The RC drilling would identify water levels and flow direction throughout the Dayton Project's hydrologic regime by testing multiple inner structurally bounded hydraulic cells. The measured static water levels, rate of flow and direction would be added to the mine model with respect to economic mineralization, proposed design mining depths and provide the initial mine water management requirements.

Several specific drill holes will provide multiple engineering attributes of the hydrologic and rock properties, including the potential of identifying additional economic resources. The completion of the RC drill holes will be used to position surgical core holes for geo-technical and metallurgical properties, acid/base accountability of waste rock and work indices of mineralized material.

A minimum of six (6) RC drill holes will have three (3) vibrating piezometers cemented down hole. One piezometer located within the top of the static water level. Another piezometer positioned mid-range within the water column and the third piezometer located at the contact of the Miocene volcanic rocks and the Paleozoic basement rocks. The data collected from the placement of the piezometers will be used to better position monitor well locations.

Spring Valley

Spring Valley is located south of the Dayton Resource area and south of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones. Selected drill hole intercepts are highlighted (see Figure 6). The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (see Figure 1), with a total a strike length of approximately 8,000 feet.

Gold Hill Group

The northern Comstock underground targets of the Gold Hill Group will be prioritized and exploration proposals will follow. Several locations in the Gold Hill Group have been selected for a focused underground development evaluation. The historic mining record of the area has multiple accounts of mining activity and production prematurely halted. The reasons for halting the mining activity may have been litigation, unfavorable rock conditions and economic mineralization crossing claim boundaries owned by other mining companies of the time. The Company now has an opportunity to explore the mineral potential of this area more cost effectively by utilizing knowledge gained from the review of the historic records.

Occidental Group

The Occidental vein (a sub parallel vein system to the Comstock) is considered by the Company to be underexplored and recognized potentially as a significant exploration target, with historic, high grade ( > 0.3 optAu) production mined near surface in localized pods. The Occidental vein system has a measured strike length of over 7,600 feet, on land controlled by the Company. Detailed geologic assessment and mapping is ongoing to best define future drilling and development of this exploration target.

Production
The Company operated a heap leach based, gold and silver production system, including a zinc-precipitate based Merrill-Crowe processing plant. The Company, under the existing water pollution control permit with the State of Nevada, has the crushing and processing capacity to operate at a rate of up to 4.0 million tons of material crushed and stacked, per annum. The Merrill-Crowe system facilitated that capacity with an operating fluid processing rate of over 1,000 gallons per minute.

The Company completed the extraction of mineralized material from the mine and additional mineralized material for the historic dump materials adjacent to the Lucerne Mine during the third quarter of 2015, and stacked those materials on the leach pads where the mineralized material continued under solution until the target gold and silver recovery rates had been achieved. The Company completed the leaching process from its leach pads in December 2016. The Company also stacked over 13,000 tons of mineralized material during May 2016. The final metallurgical yield estimates for all materials were approximately 88.5%, for gold and 60% for silver.

The following table presents mining operations and gold and silver production by quarter for 2016 and 2015:

	4Q 2016	3Q 2016	2Q 2016	1Q 2016	Total 2016	4Q 2015	3Q 2015	2Q 2015	1Q 2015	Total 2015

Mining Operations
Tons Mined	—	—	—	—	—	17,851	140,415	254,856	316,199	729,321

Processing
Tons Crushed	—	—	13,197	—	13,197	17,851	104,286	211,942	157,612	491,691

Weighted Average Grade Per Ton Au	—	—	0.025	—	0.025	0.023	0.021	0.030	0.039	0.031
Weighted Average Grade Per Ton Ag	—	—	0.436	—	0.436	0.564	0.573	0.654	0.734	0.659

Estimated Au Ounces Stacked	—	—	336	—	336	404	2,240	6,438	6,083	15,165
Estimated Ag Ounces Stacked	—	—	5,758	—	5,758	10,072	59,717	138,639	115,689	324,117
Estimated Au Equivalent* Ounces Stacked	—	—	413	—	413	540	3,034	8,344	7,669	19,587

Au Ounces Poured and Sold	276	853	1,255	1,702	4,086	2,334	3,847	4,575	4,695	15,451
Ag Ounces Poured and Sold	6,578	17,510	22,131	29,438	75,657	42,649	62,480	60,112	56,482	221,723
Au Equivalent* Ounces Poured	368	1,110	1,548	2,073	5,099	2,907	4,678	5,400	5,470	18,455

* Au Equivalent ounces = Au ounces (actual) + (Ag ounces (actual) ÷ the ratio of average gold to silver prices)	70.89	68.05	75.09	79.68	73.43	74.04	75.27	72.73	72.91	73.77

The following table presents weighted average grades of gold and silver by quarter:

	Weighted Average per ton Gold	Weighted Average per ton Silver

Q1, 2014	0.024	0.345
Q2, 2014	0.034	0.546
Q3, 2014	0.026	0.564
Q4, 2014	0.039	0.680
2014	0.030	0.527

Q1, 2015	0.039	0.734
Q2, 2015	0.030	0.654
Q3, 2015	0.021	0.573
Q4, 2015	0.023	0.564
2015	0.031	0.659

Q1, 2016	—	—
Q2, 2016	0.025	0.436
Q3, 2016	—	—
Q4, 2016	—	—
2016	0.025	0.436

The Company produced 18,455 and 5,099 gold equivalent ounces in 2015 and 2016, respectively. The Company estimated recovery reached approximately 88.5% of the recoverable gold and 59.5% of the recoverable silver from the heap leach

For the quarter ended December 31, 2016, the Company realized an average sales price of $1,250.08 per ounce of gold and $17.54 per ounce of silver. In comparison, commodity market prices averaged $1,217.99 per ounce of gold and $17.18 per ounce of silver.

For the year ended December 31, 2016, the Company realized an average sales price of $1,241.27 per ounce of gold and $18.02 per ounce of silver. In comparison, commodity market prices in 2016 averaged $1,248.36 per ounce of gold and $17.10 per ounce of silver.

Operating Costs

During fiscal year 2016, actual cost applicable to mining revenue was $5.7 million, $4.5 million net of silver by-product credits as compared to $14.2 million, $10.7 million net of silver by-product credits in 2015. This 60% reduction of cost applicable to mining revenue is primarily a result of significantly lower labor and processing costs due to the Company’s transition from surface mining to underground exploration and development and higher experienced metallurgical yields. Costs applicable to mining revenue include processing labor, processing maintenance, processing reagents and assaying costs, among others. Cost applicable to mining revenue also includes $2.6 million and $5.4 million of depreciation for 2016, and 2015.

During the year ended December 31, 2016, the Company also focused on reducing non-mining costs. The Company has aggressively implemented organizational changes consistent with our transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects. Accordingly, general and administrative costs and other non-mining costs, including mine claims and land costs, other real estate operating costs and environmental costs, have already declined $7 million as compared to 2015. In addition, the Company eliminated royalties on both the Dayton and Lucerne Resource areas and simplified the capital structure, saving an additional $5.5 million over 2015, in dividends and payments associated with the former preferred share structure. The Company incurred approximately $0.3 million in severance costs during the year ended December 31, 2016, in mining, mine support and general and administrative expenses, associated with organizational cost reductions.

Outlook

Production during 2016 was limited to processing of existing leach pad materials. Considering the increased estimates of gold and silver recoveries, that is, 88.5% for gold and 59.5% for silver, the leach cycle continued well into the fourth quarter. The Company ceased processing material from its leach pad in December 2016. All operating costs associated with hauling, crushing and other ancillary activities have been eliminated or dramatically reduced as we transition the full organizational focus toward the discovery, development and establishment of reserves from Dayton and Lucerne, for future mining, and the exploration of our other targets, including the Spring Valley and the Occidental. The Company expects to operate with approximately 10 employees, including expert land, permitting, geology, engineering and metallurgical professionals. Total operating expenses for 2017 are expected to be $3.5 million, including Exploration and mine development, Mine claims, Environmental and reclamation, and General and administrative cost but excluding depreciation and amortization. Interest expense is expected to be $1.3 million.

The Company plans to sell non-mining related lands, buildings and water rights, for expected net cash proceeds of more than $14 million during the next twelve to eighteen months resulting in net profit of more than $8 million. These proceeds will be free of income taxes, eliminate current debt obligations and strengthen the financial position of the Company.

During the second quarter of 2017, the Company also plans on commencing Reverse Circulation (RC) drilling in Dayton sufficient to finalize the parameters of a mine plan and commence the permitting for the Dayton Mine. Infill drilling is expected to significantly expand the reserve potential for the Dayton mine plans. The Company has developed grade shells with higher average grades and believes the Dayton to have economically feasible potential and plans on developing those mine plans toward full feasibility during 2017, and production within the next two years. The Lucerne mine is fully permitted and requires additional drilling and development for advancing feasibility and establishing reserves.

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

On July 25, 2016, a wholly-owned subsidiary of the Company purchased 98 acres of land and 257 acre-feet of senior priority water rights in Silver Springs, Nevada for $3.2 million and entered into a Loan Agreement (the “Loan Agreement”) of $3.3 million for the purpose of purchasing the real property and water rights. The Loan Agreement was made with GF Comstock 1 LP, a third party.  Hard Rock Nevada Inc., an employee owned entity, participated in approximately $0.2 million of the loan through GF Comstock 1 LP. The indebtedness under the Loan Agreement is secured by a deed of trust on the property purchased. The indebtedness under the Loan Agreement was fully repaid in January 2017, as part of the Debenture refinancing.

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

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the “Debenture”) due 2021 in an aggregate principal amount of $10,723,000. The Debenture is secured by (1) the pledge of equity interests in the Company’s subsidiaries Comstock Mining LLC, Comstock Real Estate, Inc. and Comstock Industrial LLC (collectively, the “Subsidiaries”) and (2) substantially all of the assets of the Company and the Subsidiaries pursuant to the Pledge and Security

Agreement (the “Security Agreement”) dated January 13, 2017. Hard Rock Nevada Inc., and employee owned entity, and another related party who is a significant shareholder of the Company participated in the debenture.The use of proceeds included refinancing substantially all of the Company’s then current obligations, certain drilling and development activities and general corporate purposes.

The Debenture has a term of four years. For the first two years following the initial issue date, interest on the Debenture will be payable in cash or in the form of additional Debentures to be issued by the Company (valued at face value) or a combination of the two types of consideration, at the Company’s option.

Equity Raises

In March and April 2016, the Company raised $4.0 million (approximately $3.5 million net of issuance costs) through an underwritten public offering of 11,500,000 shares of common stock at a price per share of $0.35.

During the year ended December 31, 2016, the Company issued 1,835,300 shares of common stock through the Company’s at-the-market offering program. Gross proceeds from the issuance of shares totaled approximately $0.5 million at an average price per share of $0.28.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2016, 2015 and 2014.

	2016	2015	2014	Difference 2016 versus 2015	Difference 2015 versus 2014
Revenue - mining	$4,944,627	$18,245,633	$24,736,929	$(13,301,006)	$(6,491,296)
Revenue - real estate	125,590	247,217	846,432	(121,627)	(599,215)

Costs applicable to mining revenue	4,505,811	10,652,372	19,126,632	(6,146,561)	(8,474,260)
Real estate operating costs	182,423	342,634	1,260,972	(160,211)	(918,338)
Exploration and mine development	4,561,905	6,958,636	2,658,473	(2,396,731)	4,300,163
Mine claims and costs	1,125,989	1,299,823	2,393,722	(173,834)	(1,093,899)
Environmental and reclamation	1,309,901	2,054,447	2,464,314	(744,546)	(409,867)
Land and road development	79,461	2,857,720	—	(2,778,259)	2,857,720
General and administrative	3,518,071	6,752,731	6,371,954	(3,234,660)	380,777
Loss from Operations	(10,213,344)	(12,425,513)	(8,692,706)	2,212,169	(3,732,807)
OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	—	(963,169)	—	963,169
Interest expense	(753,670)	(1,216,887)	(997,112)	463,217	(219,775)
Other income (expense)	(1,997,690)	3,187,973	1,014,214	(5,185,663)	2,173,759
Net Loss	$(12,964,704)	$(10,454,427)	$(9,638,773)	$(2,510,277)	$(815,654)

Mining revenue decreased by $13.3 million in 2016, as compared to the year ended 2015. This decrease is primarily the result of lower production in 2016. In the year ended 2016, the Company produced and shipped 4,086 ounces of gold at the average selling price of $1,241. In comparison, the Company produced and shipped 15,451 ounces of gold at the average selling price of $1,195 and 19,601 ounces of gold at the average selling price of $1,272 for the years ended 2015 and 2014, respectively.

Real estate revenue was $0.1 million for the year ended December 31, 2016. This represents a decrease of $0.1 million from 2016 to 2015. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel operations. The Company retains ownership to the land and the Gold Hill Hotel properties while leasing the facilities and business to independent operators. Real estate revenue decreased $0.6 million from 2015 to 2014. This decrease is primarily from higher direct hospitality revenue in 2015, in addition to leasing revenue from the independent operators, whereas 2016, reflects solely leasing revenue.

Real estate operating costs decreased $0.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This decrease primarily resulted from costs savings related to the leasing of the facilities and business to independent operators. Real estate operating costs decreased $0.9 million for the year ended 2015 compared to the same period in 2014. This decrease is primarily from leasing the hotel to independent operators.

Costs applicable to mining revenue decreased by $6.1 million for the year ended December 31, 2016, as compared to 2015. The 58% reduction resulted from the completion of the Company’s first phase of mining and the transition toward the next phase of exploration and mine development resulting in lower mining and processing costs from the reduction of mining and processing staff. Costs applicable to mining revenue decreased by $8.5 million for the year ended December 31, 2015, as compared to 2014. The decrease resulted from lowered labor, equipment and drill and blast costs, primarily due to a lower strip ratio and lower fuel costs, from both lower consumption and lower fuel prices. The lower labor resulted from lower production and a reduction in the support labor force by 43 employees during the year.

Exploration and mine development decreased by $2.4 million in 2016, as compared to 2015. The decrease is a result of exploration costs related to underground development activities and the completion of the Lucerne underground drifts in February 2016. The majority of the exploration and development was completed in 2015. Accordingly, exploration and mine development costs increased by $4.3 million in 2015, as compared to 2014. The increase was the result of exploration activities, including contract service fees associated with the commencement of the underground drift and drilling for the first underground exploration phase of the Lucerne Resource areas PQ target and the completion of a near-surface, drilling program at the Dayton Resource area.

Mine claim and costs decreased by $0.2 million for the year ended 2016, as compared to 2015. Mine claim costs consist of annual claim filing fees and annual payments related to the Northern Comstock joint venture. The operating agreement of Northern Comstock LLC was amended in the third quarter of 2015, resulting in significantly lower annual costs, from $1.9 million in 2014, to $0.8 million in 2015 and 2016. Ongoing costs have been permanently reduced to $0.8 million per annum.

Environmental and reclamation costs decreased by $0.7 million in 2016, as compared to year ended 2015. The decrease is the result of lower environmental labor and lower asset retirement obligation depreciation. Environmental and reclamation expenses decreased $0.4 million for the year ended 2015, as compared to the year ended 2014. The decrease is the result of lower environmental consulting and lower third party expenses associated with engineering services and mine planning offset by an increase in costs of contract service fees to commence the underground drift and drilling, associated with the first underground exploration phase of a PQ target.

Land and road development costs were $2.9 million in 2015 due to the road realignment project that was successfully completed in 2015.

General and administrative expenses decreased by $3.2 million for the year ended 2016, as compared to the year ended 2015. This decrease is primarily due to lower payroll costs of approximately $1.3 million, reduced fees, insurance and marketing of $0.6 million, reduced tax liabilities of $0.5 million, lower contributions of $0.4 million, lower legal and consulting fees of approximately $0.3 million, among other reductions, all in line with the cost reduction programs. General and administrative expenses increased by $0.4 million for the year ended 2015, as compared to the year ended 2014. This increase is primarily due to higher property and net proceeds tax. This was offset by lower payroll, accounting, legal, and administrative costs.

Change in fair value of derivatives decreased by $1.0 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This change is primarily the result of the debt derivative obligation related to make whole provisions in the agreement with The Golden Goose Mine for the purchase of the properties in the Dayton Resource area. The make whole provision and shares issued were replaced with a note payable. There was no derivative liability recorded in 2016.

Interest expense decreased by $0.5 million in 2016, as compared to year ended 2015. The decrease is the result of the reduction or payoff of various financing agreements and loans.

Other loss increased by $5.2 million in 2016, as compared by 2015. The increase primarily resulted from a reduction in a loss contingency of approximately $3.2 million that was included in other income in the condensed consolidated statements of operations in 2015, and did not recur in 2016, and from other costs associated with property and equipment purchases. Other income increased by $2.2 million in 2015, as compared to 2014, as a result of gains resulting from the lapse of previously recorded contingencies associated with certain tax indemnities.

Net loss was $13.0 million and $10.5 million for the years ended December 31, 2016, and 2015, respectively. The increase of $2.5 million from 2016 to 2015 was primarily the result of $13.3 million decrease in revenue, $6.1 million lower mining and processing costs, $2.4 million decrease in exploration and development costs, $3.2 million of lower general and administrative costs, $0.7 million lower environmental costs, offset by a $0.4 million reduction in interest expense and approximately $5.2 million in other income. The increase of $0.8 million from 2015, to 2014 was primarily the result of an increase of mine development and exploration costs and the road development costs associated with SR 342, offset by a decrease in cost applicable to mining expense due to focused costs reduction and savings activities in hauling, related maintenance, mining, consulting, and stock based compensation expense and slightly higher revenue from production.

 Liquidity and Capital Resources

Total current assets were $8.0 million at December 31, 2016. Cash and cash equivalents on hand at December 31, 2016 totaled $0.2 million. The Company had no inventories, stockpiles, or mineralized material on leach pad. Subsequent to December 31, 2016 the Company issued an 11% Senior Secured Debenture (the “Debenture”) due 2021 in an aggregate principal amount of $10,723,000, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”). The Debenture is secured by (1) the pledge of equity interests in the Subsidiaries and (2) substantially all of the assets of the Company and the Subsidiaries pursuant to the Security Agreement. The use of proceeds included refinancing substantially all of the Company’s then current obligations, and provided over $1 million for certain drilling and development activities and general corporate purposes. The table below shows the effect of the deal on year end balances.

Balance sheet accounts	December 31, 2016	Pro Forma 12/31/16
Cash and cash equivalents	184,359	1,835,096
Long-term debt obligations and capital lease – current portion	483,669	483,669
Long-term debt and capital lease obligations	8,986,626	11,965,960
Common stock	123,453	123,453

The Company’s current capital resources include cash and cash equivalents and other working capital resources, certain planned, non-mining asset sales with expected net proceeds of over $7 million and existing financing arrangements, including an at-the-market offering program with International Assets Advisory LLC (“IAA”) described below. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity or other financing, if needed. The Company believes it will have sufficient funds to sustain operations during the next twelve months as a result of the sources of funding described above.

During the twelve months ended December 31, 2016, the Company prioritized the continued reduction of all non-mining costs and including general and administrative, targeting $8.0 million of savings from reduced labor, legal, consulting and other general corporate expenditures, as compared to 2015.

The Company plans to sell non-mining related lands, buildings and water rights, valued at over $15 million, with expected net cash proceeds of over $14 million. These proceeds will eliminate debt obligations and strengthen the financial position of the Company. In the second and third quarters of 2016, the Company sold surface mining equipment, no longer required in our mine plans, for approximately $2 million that was used to significantly reduce the financing obligations associated with Caterpillar Finance. These combined actions should eliminate all or substantially all of the Company’s debt obligations in the next twelve months. There is no assurance that the Company will be able to sell such assets on favorable terms, or at all.

On June 28, 2016, the Company entered into an agreement with IAA, pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.000666 per share, having an aggregate offering price of up to $5 million. Any shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (and the related prospectus) declared effective by the SEC on February 5, 2016. Under the agreement, IAA may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the NYSE MKT or on any other existing trading market for the common stock, sales to or through a market maker or sales in privately negotiated transactions. The Company is not obligated to make any sales of shares under the agreement, and if it elects to make any sales, the Company may set a minimum sales price for the shares. The offering of shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by IAA or the Company, as permitted therein. The Company will pay IAA a commission rate of up to 2.5% of the gross sales price per share sold, subject to an agreed-upon minimum per share commission, and has agreed to reimburse IAA for certain specified expenses in connection with entering into the agreement. The Company also agreed to provide indemnification and contribution to IAA with respect to certain liabilities, including liabilities under the Securities Act. As of December 31, 2016, the Company sold 1,835,300 shares of common stock under the agreement resulting in net proceeds of $0.5 million.

On March 31, 2016, and April 13, 2016, the Company completed an underwritten public offering totaling 11,500,000 shares of its common stock. Gross proceeds to the Company from this offering were approximately $4.0 million before deducting underwriting commissions and other offering expenses of $0.5 million paid by the Company.

Net cash used in operating activities for the twelve months ended December 31, 2016 was approximately $2.6 million as compared to $3.0 million for the year ended 2015. The Company’s use of cash in 2016 was primarily related to underground drift and exploration expenditures, including the PQ and Succor targets and operating losses due to lower production. Our use of cash in 2015, included $2.9 million for the SR-342 road realignment project, $3.3 million costs related to underground drift and exploration and $2.0 million for a reduction of accrued liabilities, offset by positive cash flow from revenues in excess of costs associated with mining revenue due to lower operating costs associated with lower labor, blasting, fuel and lower equipment costs.

Net cash provided by investing activities for the year ended December 31, 2016, was $2.6 million, primarily from equipment sales of approximately $3.2 million, offset by purchase of land and properties of approximately $0.8 million. Cash used in investing for the year ended 2015, was approximately $5.1 million, primarily from $2.5 million for strategic land purchases, $2.3 million for the design and construction of the heap leach expansion, $1.0 million deposits towards the purchase of lands and bond deposit increases of $0.1 million, net of $0.8 million of proceeds received from the sale of equipment that was previously used in mining development and production activities.

Net cash used in financing activities for fiscal year 2016 was $1.4 million, comprised of net proceeds of $4.0 million from the sale of securities, $0.6 million proceeds from an amended agreement with Auramet and $0.3 million from proceeds from a short-term note, offset by the pay-down of long-term debt obligations of approximately $6.3 million. Net cash provided by financing activities for the year ended 2015, was $4.5 million, comprised of proceeds of approximately $6.0 million from the sale of securities and proceeds of $4.4 million from the Revolving Credit Facility with Auramet and $5.0 million from the Varilease equipment lease agreement, partially off-set by the pay-down of our long-term debt obligations of approximately $10.9 million.

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

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the ATM Agreement or in excess of the $5.0 million of services in exchange for stock under the agreement with American Mining and Tunneling, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

Contractual Obligations

Our contractual obligations at December 31, 2016 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and capital lease obligations (1)	$10,195,870	$634,545	$9,236,052	$325,273	$—
Operating Leases (2)	9,083,900	850,900	2,521,500	1,685,000	4,026,500
Reclamation and remediation obligations (3)	7,353,346	—	7,353,346	—	—
	$26,633,116	$1,485,445	$19,110,898	$2,010,273	$4,026,500

(1)	Amounts represent principal of $9.5 million, and estimated interest payments of $0.7 million, assuming no early extinguishment. See Note 10 to the Consolidated Financial Statements.

(2)
The Company leases certain properties under operating leases expiring at various dates through 2027. See Note 19 to the Consolidated Financial Statements. Amounts include minimum rental and minimum advance royalty payments.

(3)
We are required to mitigate long-term environment impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada State Environmental Commission and Division of Environmental Protection and other agencies have approved our most recent reclamation plans, as revised, of approximately $7.1 million. In addition, the Company placed a $0.6 million reclamation surety bond through the Lexon Surety Group (“Lexon”), which includes $0.1 million with Storey County related to the move of State Route 342 and a $1.5 million with Storey County related to reclamation as of December 31, 2016. See Note 8 to the Consolidated Financial Statements.

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
DECEMBER 31, 2016, 2015 AND 2014

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	F-48

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comstock Mining Inc.
Virginia City, Nevada

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and changes in cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comstock Mining Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 9, 2017

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$184,359	$1,663,170
Accounts receivable	—	24,642
Inventories (Note 3)	—	450,951
Stockpiles and mineralized material on leach pads (Note 3)	—	1,322,211
Assets held for sale, Net (Note 6)	5,894,220	—
Prepaid expenses and other current assets (Note 4)	1,885,792	2,188,053
Total current assets	7,964,371	5,649,027

MINERAL RIGHTS AND PROPERTIES, Net (Note 5)	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 6)	15,148,567	26,596,859
RECLAMATION BOND DEPOSIT (Note 7)	2,622,544	2,642,804
RETIREMENT OBLIGATION ASSET (Note 8)	617,126	1,107,120
OTHER ASSETS	285,342	12,000

TOTAL ASSETS	$33,843,031	$43,212,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$804,551	$1,964,371
Accrued expenses (Note 9)	1,135,934	1,639,526
Long-term debt and capital lease obligations – current portion (Note 10)	483,669	8,538,336
Total current liabilities	2,424,154	12,142,233

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations (Note 10)	8,986,626	4,759,213
Long-term reclamation liability (Note 8)	7,353,346	6,827,568
Other liabilities	662,316	724,407
Total long-term liabilities	17,002,288	12,311,188

Total liabilities	19,426,442	24,453,421

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 185,363,676 and 159,917,711 shares issued and outstanding at December 31, 2016 and 2015, respectively	123,453	106,505
Additional paid-in capital	226,321,375	217,716,500
Accumulated deficit	(212,028,239)	(199,063,535)
Total stockholders’ equity	14,416,589	18,759,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,843,031	$43,212,891
See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
REVENUES
Revenue - mining	$4,944,627	$18,245,633	$24,736,929
Revenue - real estate	125,590	247,217	846,432
Total revenues	5,070,217	18,492,850	25,583,361

COST AND EXPENSES
Costs applicable to mining revenue	4,505,811	10,652,372	19,126,632
Real estate operating costs	182,423	342,634	1,260,972
Exploration and mine development	4,561,905	6,958,636	2,658,473
Mine claims and costs	1,125,989	1,299,823	2,393,722
Environmental and reclamation	1,309,901	2,054,447	2,464,314
Land and road development	79,461	2,857,720	—
General and administrative	3,518,071	6,752,731	6,371,954
Total cost and expenses	15,283,561	30,918,363	34,276,067

LOSS FROM OPERATIONS	(10,213,344)	(12,425,513)	(8,692,706)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	—	—	(963,169)
Interest expense	(753,670)	(1,216,887)	(997,112)
Other income (expense)	(1,997,690)	3,187,973	1,014,214
Total other income (expense), net	(2,751,360)	1,971,086	(946,067)

NET LOSS	(12,964,704)	(10,454,427)	(9,638,773)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	(5,452,445)	(3,672,785)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(12,964,704)	$(15,906,872)	$(13,311,558)

Net loss per common share – basic	$(0.07)	$(0.14)	$(0.17)

Net loss per common share – diluted	$(0.07)	$(0.14)	$(0.17)

Weighted average common shares outstanding — basic	176,624,733	110,072,486	78,586,266

Weighted average common shares outstanding — diluted	176,624,733	110,072,486	78,586,266

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2014	24,362	$16	1,610	$1	24,193	$16	70,188,937	$46,746	$199,167,304	$(178,970,335)	$20,243,748
Common stock issued for:
Public offering							7,475,000	4,978	10,988,304		10,993,282
Public offering issuance costs									(32,019)		(32,019)
Vested restricted stock							1,777,000	1,184	(1,184)		—
Payment of dividends							2,254,599	1,502	(1,502)		—
Purchase of properties, plant and equipment							728,578	485	1,014,472		1,014,957
Payment of long-term debt obligation							137,105	91	274,119		274,210
Effective repurchase of common with issuance of long-term debt obligations							(1,000,000)	(666)	(783,118)		(783,784)
Conversion of Series B convertible preferred
stock into common stock					(1,517)	(1)	919,381	612	(611)		—
Stock-based compensation									169,479		169,479
Net loss										(9,638,773)	(9,638,773)
BALANCE - December 31, 2014	24,362	16	1,610	1	22,676	15	82,480,600	54,932	210,795,244	(188,609,108)	22,241,100
Common stock issued for:
Public offering							10,169,492	6,773	5,993,227		6,000,000
Public offering issuance costs									(96,393)		(96,393)
Vested restricted stock							60,000	40	(40)		—
Payment of dividends							11,842,085	7,887	(7,887)		—
Purchase of properties, plant and equipment							1,726,312	1,150	1,023,640		1,024,790
Conversion of Series A-1 convertible preferred
stock into common stock	(24,362)	(16)					37,422,416	24,923	(24,907)		—
Conversion of Series A-2 convertible preferred
stock into common stock			(1,610)	(1)			2,473,597	1,647	(1,646)		—
Conversion of Series B convertible preferred
stock into common stock					(22,676)	(15)	13,743,209	9,153	(9,138)		—
Stock-based compensation									44,400		44,400
Net loss										(10,454,427)	(10,454,427)
BALANCE - December 31, 2015	—	—	—	—	—	—	159,917,711	106,505	217,716,500	(199,063,535)	18,759,470

Public offerings							13,335,300	8,882	4,539,007		4,547,889
Public offering issuance costs									(610,645)		(610,645)
Purchase of properties, plant and equipment							223,645	149	59,241		59,390
Payment of debt obligation							10,617,896	7,072	4,116,692		4,123,764
Payment for mineral lease							1,215,124	809	481,716		482,525
Stock-based compensation							54,000	36	18,864		18,900
Net loss										(12,964,704)	(12,964,704)
BALANCE - December 31, 2016	—	$—	—	$—	—	$—	185,363,676	$123,453	$226,321,375	$(212,028,239)	$14,416,589

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
OPERATING ACTIVITIES:
Net loss	$(12,964,704)	$(10,454,427)	$(9,638,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	5,893,783	7,727,433	6,876,322
(Gain)/Loss on sale of properties, plant, and equipment	(357,037)	(158,148)	45,499
Stock payments and stock-based compensation	18,900	443,036	1,875,792
Accretion of reclamation liability	185,778	259,573	343,717
Amortization of debt discounts and issuance costs	456,757	566,723	621,196
Payment of interest expense and sales tax with common stock	337,863	—	—
Loss on payment of debt obligation with common stock	150,166	—	—
Change in fair value of shares issued to pay debt obligations	1,690,795	—	—
Net change in fair values of derivatives	—	—	963,169

Changes in operating assets and liabilities:
Accounts receivable	24,642	297,764	(307,777)
Inventories	450,951	(22,716)	163,726
Stockpiles and mineralized material on leach pads	1,322,211	420,842	(1,195,573)
Prepaid expenses and other current assets	76,297	(158,523)	(115,926)
Other assets	(273,342)	20,872	25,881
Accounts payable	472,165	38,891	(333,320)
Accrued expenses	(83,158)	(1,977,933)	(1,744,638)
NET CASH USED IN OPERATING ACTIVITIES	(2,597,933)	(2,996,613)	(2,420,705)
INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(746,536)	(5,770,715)	(2,624,691)
Proceeds from sale of mineral rights and properties, plant and equipment	3,287,811	754,040	150,415
Change in reclamation bond deposit	20,260	(100,000)	(800,000)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	2,561,535	(5,116,675)	(3,274,276)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(6,304,657)	(10,855,345)	(6,993,213)
Proceeds from long-term debt obligations	925,000	9,419,392	4,626,289
Proceeds from the issuance of common stock	4,547,889	6,000,000	10,993,282
Common stock issuance costs	(610,645)	(96,393)	(32,019)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,442,413)	4,467,654	8,594,339
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,478,811)	(3,645,634)	2,899,358
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,663,170	5,308,804	2,409,446
CASH AND CASH EQUIVALENTS, END OF YEAR	$184,359	$1,663,170	$5,308,804
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$537,510	$1,099,306	$736,320

Cash paid for income taxes	$—	$—	$—
			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Supplemental disclosure of non-cash investing and financing
activities:
	2016	2015	2014
Issuance of long-term debt and capital lease obligations for purchase of mineral rights and properties, plant and equipment	$3,243,125	$2,046,745	$3,730,163
Issuance of common stock for long-term debt obligations payment	2,529,755	—	274,119
Issuance of common stock for properties, plant and equipment	16,265	1,024,790	1,014,957
Property transferred in satisfaction of accounts payable	1,100,000	—	—
Reduction of derivative with issuance of long term debt obligation	—	1,170,000	—
Effective repurchase of common stock with issuance of long-term debt obligation	—	783,118	—
Additions to reclamation liability and retirement obligation asset	340,000	659,295	140,573
Properties, plant and equipment purchases in current liabilities	—	531,985	402,803
Issuance of Common stock for mineral lease	(482,525)	—	—
Reclamation bond deposit included in accrued expenses and other liabilities	—	—	100,000
Conversion of Series A-1, A-2 and Series B convertible preferred stock	—	35,723	612
Dividends paid in common stock (par value)	—	7,887	1,502

See notes to consolidated financial statements.                            (Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1. Nature of Business

Comstock Mining Inc. is a Nevada-based gold and silver exploration, development and production-focused mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. Our Lucerne Resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. Our Dayton Resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City, Nevada. The Company also owns extensive real estate holdings, including but not limited to the Gold Hill Hotel located in Gold Hill, Nevada, just south of Virginia City, the Daney Ranch, located just south of Silver City and 98 acres of land and 257 acre-feet of senior-priority water rights in Silver Springs, Nevada.
As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” “our Company,” or “the Company.”

We continue expanding our property footprint and creating opportunities for exploration, development and mining. The Company now owns or controls approximately 8,631 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,266 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,365 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: Comstock Mining LLC, Comstock Real Estate Inc. and Comstock Industrial LLC. Inter-company transactions and balances have been eliminated.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company transitioned into production with the Lucerne Mine in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016, and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton and then further developing an underground mine plan for Lucerne.

The Company has recurring net losses from operations and an accumulated deficit of $212.0 million as of December 31, 2016. For the year ended December 31, 2016, the Company incurred a net loss of $13.0 million and used net cash of $2.6 million in operating activities. The Company’s current capital resources include cash and cash equivalents and other working capital resources, and existing financing arrangements. As of December 31, 2016, the Company had cash and cash equivalents of $0.2 million, current assets of $8.0 million and current liabilities of $2.4 million, resulting in working capital of $5.5 million.

As further described in Note 10, in January 2017, the Company entered into a refinancing agreement and issued an 11% Senior Secured Debenture (the “Debenture”) due 2021 in the amount of $10.7 million. The Debenture retires substantially all of the Company’s obligations. Until January 1, 2019, interest will be payable in cash and/or in the form of additional Debentures, at the Company's option. Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company participated in the debenture.

In March 2017, the Company entered into a loan commitment agreement which provides up to $2 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option.
In January and February of 2017, the Company has issued shares under the at-the-market offering program entered into during 2016 (“ATM Agreement”) and received cash proceeds of $0.3 million. The Company had $3.8 million available to be used under the ATM Agreement as of the date the financial statements were issued.

While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the sources of funding detailed above.

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the ATM Agreement or in excess of the $5.0 million of services in exchange for stock under the agreement with American Mining and Tunneling, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

The Company completed leaching from its existing leach pads in December 2016, and is currently operating the solution system with the objective of evaporating the remaining solution until the next phase of mining and processing is ready to begin.

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

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2016, 2015 and 2014.

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

Recently Issued Accounting Pronouncements – In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740). This standard is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This standard is intended to simplify the accounting for several aspects of the accounting for equity-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this ASU in the fourth quarter of 2016, which required enhanced disclosure in Note 2.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model that an entity should use to recognize revenue when depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2016 and 2015 consisted of the following:

	2016	2015
In-process	$—	$249,130
Finished goods	—	201,821
Total inventories	$—	$450,951

Stockpiles	$—	$—
Mineralized material on leach pads	—	1,322,211
Total stockpiles and mineralized material on leach pads	$—	$1,322,211

Production during 2016 was limited to processing of existing leach pad materials. The Company completed the leaching process from its leach pads in December 2016.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Land and property deposits	$1,208,785	$1,169,285
Lease obligation deposit	355,920	231,000
Other	321,087	787,768
Total prepaid expenses and other current assets	$1,885,792	$2,188,053

5. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Dayton resource area	$2,932,226	$2,932,226
Lucerne resource area	1,998,896	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,404	317,404
Water rights	90,000	90,000
Accumulated depletion	(484,699)	(484,699)
Total mineral rights and properties	$7,205,081	$7,205,081

Mineral rights and properties balances as of December 31, 2016, and 2015, are presented based on the Company’s identified mineral resource areas and exploration targets. During the year ended December 31, 2016, the Company did not recognize any depletion expense. During years ended December 31, 2015 and 2014, the Company recognized depletion expense of approximately $0.1 million and $0.2 million, respectively.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Land and building	$7,827,490	$11,652,436
Vehicle and equipment	3,299,143	10,531,451
Processing and laboratory	21,049,497	21,049,497
Furniture and fixtures	755,665	901,425
	32,931,795	44,134,809
Less accumulated depreciation	(17,783,228)	(17,537,950)
Total properties, plant and equipment	$15,148,567	$26,596,859

During the years ended December 31, 2016, 2015 and 2014, the Company recognized depreciation expense of $5.1 million; $6.4 million; and $5.7 million, respectively.

During the year ended December 31, 2016, the Company sold land and equipment with a gross book value of approximately $8.4 million and accumulated depreciation of approximately $4.3 million. The Company recorded a gain on the sale of that land and equipment totaling $0.4 million.

Assets Held For Sale

The Company committed to a plan to sell certain land and buildings. As of December 31, 2016, the Company had assets with a net book value of $5.9 million that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP.

7. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $7.1 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2016. In addition, the Company has a $0.6 million reclamation surety bond through Lexon, which includes a $0.1 million surety bond with Storey County related to the move of State Route 342 and a $0.5 million surety bond with Storey County related to mine reclamation as of December 31, 2016. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.5 million at December 31, 2016, and 2015. The total cash collateral is a component of the reclamation bond deposit in the consolidated balance sheets.

The reclamation bond deposit at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Lexon surety bond cash collateral	$2,500,000	$2,500,000
Other cash reclamation bond deposits	122,544	142,804
Total reclamation bond deposit	$2,622,544	$2,642,804

8. Long-term Reclamation Liability and Retirement Obligation Asset

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

We have accrued a long-term liability of $7.4 million and $6.8 million as of December 31, 2016, and 2015, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2016, 2015, and 2014, totaled $1.0 million, $1.4 million, $1.4 million, respectively, and were a component of reclamation and exploration expenses in the consolidated statements of operations.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Long-term reclamation liability — beginning of period	$6,827,568	$5,908,700	$5,424,410
Additional obligations incurred	340,000	659,295	140,573
Accretion of reclamation liability	185,778	259,573	343,717
Long-term reclamation liability — end of period	$7,353,346	$6,827,568	$5,908,700

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining projects for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Retirement obligation asset — beginning of period	$1,107,120	$1,619,101	$2,491,956
Additional obligations incurred	340,000	659,295	140,573
Amortization of retirement obligation asset	(829,994)	(1,171,276)	(1,013,428)
Retirement obligation asset — end of period	$617,126	$1,107,120	$1,619,101

The increases in the reclamation liability and retirement obligation asset in 2016 is related to the net inflated and discounted increase of the asset and liability as a result of the increase in time before the Company expects to reclaim. In 2015, and 2014, increases were related to County bonding and the expansion of the heap leach facility and related infrastructure.

9. Accrued Expenses

Accrued expenses at December 31, 2016, and 2015, consisted of the following:

	2016	2015
Accrued Northern Comstock Joint Venture Contribution Obligations	$480,833	$150,833
Accrued Board of Directors fees	290,600	251,000
Accrued vendor liabilities	121,081	633,282
Accrued payroll	60,735	174,640
Accrued personal property tax	56,895	115,907
Accrued production royalties	7,940	120,332
Other accrued expenses	117,850	193,532
Total accrued expenses	$1,135,934	$1,639,526

10. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at December 31, 2016 and 2015 consisted of the following:

Note Description	2016	2015
$3,250,000 Note Payable (Silver Springs property) - The note matures on July 25, 2018. Principal to be paid from the proceeds from the sales of the property securing the loan. Interest is paid monthly and accrues at a rate of 9% per annum for the first year post closing, 12.5% per annum for the six months that follow the first anniversary and 14% per annum thereafter.	$3,310,851	$—
$5,000,000 Varilease Finance Obligation - Principal, 9% interest and taxes are payable in monthly installments of $247,830 due on or before April 1, 2017. Secured by certain equipment.	1,964,882	3,556,479
$3,677,254 Caterpillar Equipment Consolidated - Principal and interest at 5.7% payable in monthly installments of $29,570 due on or before November 1, 2021.	1,540,629	—
$9,149,943 Notes Payable (Caterpillar Equipment) - Various notes payable with interest consolidated into a new note with Caterpillar Finance on June 27, 2016.	—	2,679,723
$3,824,297 Caterpillar Equipment Capital Lease - Consolidated into a new note with Caterpillar Finance on June 27, 2016.	—	1,652,934
$1,800,000 Note Payable (Daney) - The Company is permitted to settle the note payable in shares of common stock issued in January 2016. Shares issued will be sold by the noteholder in satisfaction of the outstanding principal amount.	868,398	1,139,834
$725,000 Note Payable (Donovan Property) - Principal and interest at 6% payable in monthly installments of $10,075 with final payment due on or before July 31, 2019. Secured by deeds of trust on land and unpatented claims.	300,733	414,389
$1,000,000 Note Payable (V&T) - Principal is payable in monthly installments of $50,409 with a final payment due on April 1, 2017.	298,955	750,000
$300,000 Note Payable (White House) - Principal and interest at 4.5% payable in monthly installments of $1,520 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	275,433	281,139
$340,000 Note Payable (Gold Hill Hotel) - Principal and interest at 4.5% payable in monthly installments of $2,601 with the final payment due on or before April 30, 2026. Secured by first deed of trust on rental property.	239,216	259,173
$2,500,000 Note Payable (Dayton Property "Golden Goose") - The Company is permitted to settle the remaining note payable in shares of common stock. Shares will be sold by the noteholder in satisfaction of the outstanding principal. The remaining principal is due on or before January 31, 2017. Secured by first deed of trust on the land.	207,562	489,212
Notes Payable – Other - Various other notes payable with interest rates between 1.9% and 6.27% payable in monthly installments due on or before October 19, 2019. Secured by first deed of trust on various property owned by the Company.	277,636	474,666
$186,000 Note Payable (Lynch House) - Payable in monthly installments of interest only at 11% with final payment due in December 2017. The Company can extend the note maturity for one year by paying a 3% extension fee. Secured by first deed of trust on property.	186,000	—
$5,000,000 Note Payable (Auramet Facility) - Principal payable in semi-monthly installments of $200,000 with the final payment due on April 30, 2016. Interest at 9.5% paid in advance.	—	1,600,000
Subtotal	9,470,295	13,297,549

Less current portion	(483,669)	(8,538,336)
Long-term debt and capital lease obligations	$8,986,626	$4,759,213

Debt Obligations

A total of $5.5 million of current debt has been classified as long term debt at December 31, 2016, as amounts were refinanced on a long term basis in January 2017 with the GF Comstock 2 LP note. See note below.

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture due 2021 in an aggregate principal amount of $10,723,000. The use of proceeds included refinancing substantially all of the Company’s current obligations except the amount due to Caterpillar Finance and the Lynch House note. Total principal is due on January 13, 2021. Interest is payable semi-annually. For the first two years interest will be payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years interest will be payable only in cash. Hard Rock Nevada Inc., and employee owned entity, and another related party who is a significant shareholder of the Company participated in the debenture.

Silver Springs Property

On July 25, 2016, a wholly-owned subsidiary of the Company purchased 98 acres of land and 257 acre-feet of senior-priority water rights in Silver Springs, Nevada for $3.2 million and entered into a Loan Agreement (the “Loan Agreement”) of $3.3 million for the purpose of purchasing the real property and water rights. The Loan Agreement was made with GF Comstock 1 LP, a third party. Hard Rock Nevada Inc., an employee owned entity, participated in approximately $0.2 million of the loan through GF Comstock 1 LP. The indebtedness under the Loan Agreement was secured by a deed of trust on the property purchased.

The Loan Agreement had a term of two years. The indebtedness under the Loan Agreement accrued interest at a rate of 9% per annum for the first year post-closing, 12.5% per annum for the six months that follow the first anniversary of the Loan Agreement and 14% per annum thereafter until such indebtedness was paid in full. Proceeds from the sale of the property securing the loan must be used to repay the indebtedness under the Loan Agreement. In addition to customary remedies for secured indebtedness on real property, the Loan Agreement allowed the lender thereunder to convert the principal amount of the indebtedness into common stock of the Company upon a default. This loan was paid off in full as part of the Debenture financing.

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation relating to certain finance and lease agreements (the “CAT Agreement”). The Company entered into the CAT Agreement that required the Company to complete the sale of certain financed and leased equipment and modified the payment schedule under the related finance and lease arrangements. Under the terms of the CAT Agreement, the Company paid down its obligations with the net proceeds from the financed and leased equipment sold during the second and third quarters of 2016, with the remaining balance to be paid off from a monthly payment schedule of primarily $29,570 per month until the amounts have been paid in full. During the months of June, July and August, the Company sold equipment for net proceeds of approximately $2.1 million that was applied to principal and interest due on the loan. The note bears an interest rate of 5.7%.

Daney Ranch Property

On August 31, 2015, the Company entered into a note in the amount of $1.8 million for the purchase of land and buildings. The note does not bear interest. Upon entering into the note, the Company issued 1,538,462 shares of common stock to the noteholder as partial payment on the note. In February 2016, an additional 3,000,000 shares of common stock were issued to the noteholder to be sold in satisfaction of the outstanding principal balance. In August 2016, the maturity date was extended to April 29, 2017. To the extent proceeds received by the noteholder from the sale of the shares received are less than the outstanding principal balance; the Company would make a final payment for the difference. This loan was paid off in full as part of the GF Comstock 2 financing.

Dayton Property “Golden Goose”

During 2016, the Company amended the Golden Goose note, extended the maturity to January 2017, and issued 1,000,000 shares of common stock to be sold in partial satisfaction of the outstanding principal balance. To the extent proceeds received by the noteholder from the sale of the shares received are less than the outstanding principal balance; the Company would make a final payment for the difference. This loan was paid off in full as part of the GF Comstock 2 financing.

Varilease Finance Inc.

On May 12, 2015, the Company entered into a master lease agreement with Varilease Finance Inc. in which the Company obtained capital financing under a sale-leaseback transaction in the amount of $5 million. Due to certain types of continuing involvement, the Company was precluded from applying sale leaseback accounting and has accounted for the transaction under the financing method. The Company’s obligations under the Varilease agreement are secured by an interest in the Company’s mining equipment in exchange for 24 monthly payments. Current payments are $247,830 per month. The monthly payments since lease start will total the cash proceeds of $5 million and applicable interest and taxes. During the year ended December 31, 2016, the Company issued 6,617,896 shares of common stock in partial satisfaction of lease payment obligations through the remainder of 2016. To the extent proceeds received by Varilease from the sale of the shares received are less than the lease payments required to be made, the Company would make a final cash payment for the difference. As of December 31, 2016, 1,041,000 shares remain unsold by Varilease and are recorded within prepaid expenses and other current assets. This loan was paid off in full as part of the GF Comstock 2 LP financing and remaining shares sold in satisfaction of debt obligation.

Future maturities of long-term debt are as follows:

Years Ending December 31:
2017	$483,669
2018	291,532
2019	308,590
2020	8,070,314
2021	316,190
Thereafter	—
$9,470,295

11. Stockholders’ Equity

 Common Stock

In March and April 2016, the Company raised $4.0 million in gross proceeds (approximately $3.5 million net of issuance cost) through an underwritten public offering of 11.5 million shares of common stock at a price per share of $0.35 under the Company’s Registration Statement on Form S-3.

At-the-Market Offering Program

Effective June 28, 2016, the Company entered into a sales agreement with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. The Company pays the sales agent a commission of 2.5% of the gross proceeds from the sale of such shares. The Company is not obligated to make any sales of shares under the ATM Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares. Following is a reconciliation of the transactions under the ATM Agreement as of December 31, 2016:

December 31, 2016
Number of shares sold	1,835,300

Gross proceeds	$522,889
Fees	14,090
Net proceeds	$508,799

Average price per share	$0.28

Stock-based Incentive Plans

During the year ended December 31, 2016, no shares were issued under the 2011 Equity Incentive Plan. During the year ended December 31, 2015, 60,000 shares of vested restricted stock were issued under the 2011 Equity Incentive Plan.

Stock-based Dividends

During the year ended December 31, 2015 and 2014, the Company declared and issued 5,670,065 and 2,254,599 shares of common stock with a fair value of $3.9 million and $3.9 million, respectively, as dividends on outstanding shares of convertible preferred stock. No shares of common stock were issued as dividends in the year ended December 31, 2016, as a result of the conversion of the Preferred Stock into shares of Common Stock during the year ended December 31, 2015, that eliminated all future stock dividends.

Other Stock-based transactions

During the year ended December 31, 2015, the Company amended an agreement entered into in 2013, with V&T Management LLC, for the purchase of approximately 212 acres of land. The original agreement was valued at $1.5 million, including cash and 650,000 in Company restricted common stock. The new terms of the amended agreement revoked the portion of the purchase price in shares and required the remaining balance to be paid in cash. As a result of the amendment, 650,000 restricted shares in common stock were returned to the Company and canceled.

During the year ended December 31, 2016, the Company issued 6,617,896 shares of common stock with a fair value of $2,473,764 to Varilease Finance Inc. The shares were issued in satisfaction of lease payment obligations.

During the year ended December 31, 2016, the Company issued 3,000,000 shares of common stock with a fair value of $1,290,000 to the Daney noteholder as payment on the note.

During the year ended December 31, 2016, the Company issued 1,215,124 shares of common stock with a fair value of $482,526 to Northern Comstock LLC (“Northern Comstock”), a related party of the Company. The shares were issued in satisfaction of an annual capital contribution pursuant to the Northern Comstock operating agreement amendment signed in August 2015.

During the year ended December 31, 2016, the Company amended the Golden Goose note to allow for the sale of shares as payment on the remaining note balance and effectively re-issued 1,000,000 shares of common stock with a fair value of $360,000 to be sold in partial satisfaction of the outstanding principal balance.

During the year ended December 31, 2016, the Company closed escrow on the purchases of land and property. The purchases included the issuance of 223,645 shares of common stock with a fair value of $59,390.

12. Fair Value Measurements
 Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities at December 31, 2016, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits on financing agreement (Varilease Finance)	$124,920	$124,920	$—	$—
Total Assets	$124,920	$124,920	$—	$—
Liabilities:
Note payable (Daney Ranch Property)	$868,398	$868,398	$—	$—
Note payable (Dayton Property “Golden Goose”)	207,562	207,562	—	—
Total Liabilities	$1,075,960	$1,075,960	$—	$—

The following table presents our liabilities at December 31, 2015, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Note payable (Daney Ranch Property)	$1,139,834	$—	$1,139,834	$—
Total Liabilities	$1,139,834	$—	$1,139,834	$—

During the years ended December 31, 2016 and 2015, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Deposit on financing agreement (Varilease Finance) - The deposit is valued as the amount of the proceeds to be received by Varilease Finance from the sale of the remaining 1,041,000 shares of common stock to be sold by the maturity date. The Company calculated the proceeds received for the shares based on the price the noteholder received for those shares. These inputs included a quoted contractual terms and stock price. Because the inputs are quoted and final price, this instrument is classified within Level 1 of the valuation hierarchy.

Notes payable (Daney Ranch Property) - The note payable is valued as the difference between the $0.9 million face amount as of December 31, 2016, reduced by the proceeds to be received by the noteholder from the sale of the remaining 3,153,500 shares of common stock to be sold through April 2017 by the noteholder. Subsequent to year end the note holder sold all their shares and the note was eliminated. The Company calculated the proceeds received for the shares based on the price the noteholder received for those shares. These inputs included a quoted contractual terms and stock price. Because the inputs are quoted and final price, this instrument is classified within Level 1 of the valuation hierarchy. For the year ended December 31, 2015, the Company had estimated the proceeds to be received up on the sale of the common stock by the noteholder using the Black-Scholes model with various observable inputs. These inputs included contractual terms, stock price, volatility, dividend yield, and risk free interest rates. Because the inputs were observable market-based inputs, this instrument was classified within Level 2 of the valuation hierarchy.

Note payable (Dayton Property “Golden Goose”) - The note payable is valued as the difference between the $0.5 million face amount, reduced by the proceeds to be received by the noteholder from the sale of the 1,000,000 shares of common stock to be sold by the maturity date of January 2017 by the noteholder. Subsequent to year end, the note holder sold all their shares and the note was eliminated. The Company calculated the proceeds received for the shares based on the price the noteholder received for those shares. These inputs included a quoted contractual terms and stock price. Because the inputs are quoted and final price, this instrument is classified within Level 1 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2016, and December 31, 2015, the fair value of long-term debt and capital lease obligations approximated $7.6 million and $11.9 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

13. Segment Reporting

Our management organizes the Company into two operating segments, mining and real estate. Our mining segment consists of all activities and expenditures associated with mining, exploration and mine development. Our real estate segment consists of land, real estate rental properties and the Gold Hill Hotel. We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues
Mining	$4,944,627	$18,245,633	$24,736,929
Real estate	125,590	247,217	846,432
Total revenues	5,070,217	18,492,850	25,583,361

Cost and Expenses
Mining	$(15,101,138)	$(30,575,729)	$(33,015,095)
Real estate	(182,423)	(342,634)	(1,260,972)
Total cost and expenses	(15,283,561)	(30,918,363)	(34,276,067)

Operating Loss
Mining	$(10,156,511)	$(12,330,096)	$(8,278,166)
Real estate	(56,833)	(95,417)	(414,540)
Total loss from operations	(10,213,344)	(12,425,513)	(8,692,706)
Other expense, net	(2,751,360)	1,971,086	(946,067)
Net loss	$(12,964,704)	$(10,454,427)	$(9,638,773)

Capital Expenditures
Mining	$340,491	$7,478,782	$6,475,782
Real estate	3,200,000	14,663	411,750
Total capital expenditures	$3,540,491	$7,493,445	$6,887,532

Depreciation, Amortization and Depletion
Mining	$5,763,293	$7,607,677	$6,744,008
Real estate	130,490	119,756	132,314
Total depreciation, amortization and depletion	$5,893,783	$7,727,433	$6,876,322

	As of December 31,
	2016	2015	2014
Assets
Mining	$27,829,802	$41,886,124	$45,029,258
Real estate	6,013,229	1,326,767	1,426,614
	$33,843,031	$43,212,891	$46,455,872

For the years ended December 31, 2016 and 2015, substantially all of the mining revenues were attributable to one customer.

14. Net Loss Per Common Share

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

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(12,964,704)	$(10,454,427)	$(9,638,773)
Preferred stock dividends	—	(5,452,445)	(3,672,785)
Loss available to common shareholders	$(12,964,704)	$(15,906,872)	$(13,311,558)

Denominator:
Basic weighted average shares outstanding	176,624,733	110,072,486	78,586,266
Effect of dilutive securities	—	—	—
Diluted weighted average shares outstanding	176,624,733	110,072,486	78,586,266

Net loss per common share:
Basic	$(0.07)	$(0.14)	$(0.17)
Diluted	$(0.07)	$(0.14)	$(0.17)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2016	2015	2014
Stock options	50,000	50,000	50,000
Convertible preferred stock	—	—	53,639,158
Warrants	—	—	312,500
Restricted stock	140,000	1,662,000	1,796,600

	190,000	1,712,000	55,798,258

15. Stock-Based Compensation

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

The restricted stock fair value was $2.02, $2.98, $1.95 and $0.74 per share, respectively, at the grant dates (with a total grant date fair value of $1.5 million, $1.6 million, $1.3 million and $44,400, respectively). The fair value was determined based on the fair value of the underlying common stock at the grant dates. The unvested restricted stock awards expire five years after the grant date. Many of these awards were granted in 2011 and have expired unvested. The remaining balance will expire in May of 2017.

Information related to non-vested restricted stock issued under the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances at January 1, 2016	1,662,000	$1.92
Grants	—	—
Vested	(54,000)	2.20
Forfeitures	(1,468,000)	1.90
Balances at December 31, 2016	140,000	$2.02

We recognize compensation expense related to these restricted stock grants over the performance period based on a periodic assessment of the probability that the performance criteria will be achieved. At December 31, 2016, the Company has estimated that certain of these performance conditions are probable of being achieved and has therefore recognized compensation expense related to these restricted shares. Additionally, the Company has estimated that certain of these performance conditions are not probable of being achieved and therefore no expense related to those conditions has been recognized.

We recorded stock-based compensation (including restricted stock grants and other common stock grants) as follows:

	Year Ended December 31,
	2016	2015	2014
Costs applicable to mining revenue	$—	$—	$—
Reclamation and exploration expenses	—	—	—
General and administrative	18,900	44,400	169,479
Real estate operating costs	—	—	—
Total	$18,900	$44,400	$169,479

At December 31, 2016, there was no unrecognized compensation expense related to non-vested restricted stock award shares.

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. At December 31, 2016, the Company had 50,000 outstanding and fully vested employee and director options to acquire shares of common stock. The options outstanding at December 31, 2016, have a weighted average remaining contractual life of 1.75 years and a weighted average exercise price of $4.00 per share. During 2016, there were no options granted, exercised, or forfeited.

There was no compensation expense recognized for the remaining outstanding options during the years ended December 31, 2016, 2015, and 2014.

16. Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2016, 2015 and 2014 consist of the following:

	2016	2015	2014
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	—	—

Income taxes provision	$—	$—	$—

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	33.8%	32.0%
Other	—%	0.2%	2.0%
	—%	—%	—%

Deferred income taxes at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Asset retirement obligation	$2,290,315	$1,944,953
Mineral rights and properties, plant, and equipment	839,360	(5,853)
Mining exploration, development, claims, and permit costs	10,705,987	10,616,416
Net operating loss carryforward	53,021,957	50,333,692
Other	869,666	435,598
Valuation allowance	(67,727,285)	(63,324,806)
Total net deferred tax assets	$—	$—

At December 31, 2016, the Company had federal net operating losses of approximately $155.9 million that will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2016 and 2015 of $67.7 million and $63.3 million, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by $4.4 million, $3.5 million, and $3.1 million in 2016, 2015, and 2014, respectively.

As of December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2013 and forward.

17. Related Party Transactions

Northern Comstock LLC

The Company has an operating agreement with Northern Comstock LLC, an entity controlled by a related party. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash to be made in the form of cash, or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company.

The Company made a payment in stock in the amount of $482,500 under the new agreement during the year ended December 31, 2016. During the year ended December 31, 2016, 2015 and 2014, the Company recognized expense of $0.8 million, $0.8 million and $1.9 million, respectively.

Board of Directors

During the year ended December 31, 2014, the Company paid to Kappes, Cassiday & Associates, a related party of Daniel Kappes, a member of the Board of Directors, for services related to processing consulting. Kappes, Cassiday & Associates received cash payments totaling $14,667.

During the year ended December 31, 2014, the Company paid Robert Reseigh, a member of the Board of Directors, cash payments totaling $15,000 for services related to consulting.

There were no payments made to Kappes, Cassiday & Associates nor Robert Reseigh during 2016 and 2015.

18. Commitments and Contingencies

The Company leases certain properties under operating leases expiring at various dates through 2028. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2016:

Year Ended December 31,	Third Party Leases	Related Party Leases	Total
2017	$20,400	$830,500	$850,900
2018	20,400	818,500	838,900
2019	22,800	818,500	841,300
2020	22,800	818,500	841,300
2021	24,000	818,500	842,500
Thereafter	48,000	4,821,000	4,869,000
	$158,400	$8,925,500	$9,083,900

Included in the related party leases above is an operating agreement with Northern Comstock LLC, an entity controlled by a related party. The terms of this agreement provide that the Company will make monthly cash contributions of $30,000 and annual capital contributions in the amount of $482,500 to be made in the form of cash, or in certain circumstances, the Company’s common stock.

Expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.9 million and $2.0 million, respectively.

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments payable were $53,400 in 2016. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter revenues (NSR) from minerals produced on the properties with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalty expense, including both NSR and minimum royalty obligations, was $33,505, $0.2 million, and $1.0 million for the years ended 2016, 2015, and 2014, respectively.

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
On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law and that the County did not violate statutory provisions regarding master plans.
The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been summarily dismissed and that further proceedings are necessary in the District Court on this single claim.  This remaining issue is now back before the District Court in Lyon County for further proceedings.  The Company and the Lyon County District Attorney are encouraged by the Supreme Court’s decision and look forward to a positive resolution of the sole remaining issue.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

19. Quarterly Results of Operations (Unaudited)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$2,020,521	$1,491,276	$1,134,795	$423,625
Gross profit/(loss) (1)	552,171	136,636	273,870	(580,694)
Loss from operations	(3,829,658)	(2,268,327)	(1,667,446)	(2,447,913)
Net profit (loss)	(4,051,395)	(2,854,784)	(2,193,201)	(3,865,324)
Net profit (loss) available to common shareholders	(4,051,395)	(2,854,784)	(2,193,201)	(3,865,324)
Basic earnings per common share	(0.02)	(0.02)	(0.01)	(0.02)
Diluted earnings per common share	(0.02)	(0.02)	(0.01)	(0.02)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$6,037,417	$5,488,291	$4,345,073	$2,622,069
Gross profit/(loss) (1)	2,119,479	2,207,193	852,213	2,318,960
Loss from operations	(1,673,168)	(1,178,995)	(3,969,659)	(5,603,691)
Net loss	1,289,114	(1,509,446)	(4,307,358)	(5,926,737)
Net loss available to common shareholders	390,282	(2,474,610)	(7,952,246)	(5,870,298)
Basic earnings per common share	0.01	(0.03)	(0.07)	(0.05)
Diluted earnings per common share	0.01	(0.03)	(0.07)	(0.05)

  (1) Total revenues less costs applicable to mining revenue and real estate operating costs.

20. Subsequent Events

As further described in Note 10, in January 2017, the Company entered into a refinancing agreement and issued an 11% Senior Secured Debenture (the “Debenture”) due 2021 in the amount of $10.7 million. The Debenture retires substantially all of the Company’s obligations. Until January 1, 2019, interest will be payable in cash and/or in the form of additional Debentures, at the Company's option.

The Debenture has a term of four years. For the first two years following the initial issue date, interest on the Debenture will be payable in cash or in the form of additional Debentures to be issued by the Company (valued at face value) or a combination of the two types of consideration, at the Company’s option.

In March 2017, the Company entered into a loan commitment agreement which provides up to $2 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ending December 31, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (2013) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission”. Based on the assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that internal control over financial reporting is effective as of December 31, 2016.

/s/ Corrado De Gasperis
Executive Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Item 9B. Other Information

Judd Merrill was reappointed as Chief Financial Officer on March 7, 2017. He is also the Company’s principal accounting officer and corporate secretary.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information concerning the age, principal occupation, employment and directorships during the past five years and positions with the Company of each director, and the year in which he first became a director of the Company. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that such director should serve as a director of the Company’s business and structure. The Nominating and Governance Committee of the Board reviews at least annually the skills and characteristics for the election of new and continuation of existing directors.

Daniel W. Kappes; age 71; director since April 2012. Mr. Kappes is a founder and the President of Kappes, Cassiday & Associates (“KCA”). KCA has provided extractive metallurgical services to the international mining industry since 1972, specializing in all aspects of heap leach and cyanide processing, including laboratory testing, project feasibility studies, engineering design, construction, and operations management. KCA has pioneered many of the techniques now employed in heap leaching, and for the past several years has expanded into the design of agitated leach plants and other metallurgical processes. Mr. Kappes is a recognized authority on gold and silver metals heap leaching. In addition to providing engineering and design work on numerous projects, he has directed laboratory and field-testing on several projects that have subsequently become major precious metal mines. Mr. Kappes also has substantial experience in strategic planning, project evaluation and project management.

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

William J. Nance; age 73; director since October 2005. Mr. Nance also serves as the Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979. He has also served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was employed by Kenneth Leventhal & Company where he specialized in the area of REITS, restructuring of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of InterGroup since 1984 and of Santa Fe and Portsmouth since May 1996. He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of businesses and brings over 20 years of experience as a director on public company boards.

Robert A. Reseigh; age 70; director since September 2008. Mr. Reseigh retired from Atkinson Construction Company in 2005, as the Executive Vice President in charge of operations and then worked a technical adviser for the Barnard Construction Company, Inc. until April 2015 and has acted an independent consultant for various mining firms. He has over 40 years of experience in the mining and underground construction industries. Following graduation from the Colorado School of Mines in 1968 with a Master’s degree in Mining Engineering, and service in the U.S. Army, Mr. Reseigh joined Peter Kiewit Sons and progressively held the positions of Project Engineer, Superintendent, Project Manager, and Estimator before being promoted to District Manager, Vice President, and Area Manager. Bob retired from Peter Kiewit after 18 years of service, and joined Atkinson Construction in the capacity of Executive Vice President where he ran the Underground Group for 15 years until 2005.

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

Corrado De Gasperis; age 51; director since June 2011, Executive Chairman since September 2015 and President, Chief Executive Officer since April 2010. He brings more than 30 years of experience in manufacturing, industrial metals and mining operational management, project management, financial and information management, restructuring, capital markets and board level governance.

Mr. De Gasperis was formerly the Chief Executive Officer of Barzel Industries Inc. (“Barzel”). Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, from construction and industrial manufacturing to transportation, infrastructure development and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions. Barzel and substantially all of its U.S. and Canadian subsidiaries were purchased for $65 million in cash.

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

Judd B. Merrill; age 46; Chief Financial Officer and Secretary since February 2015. Mr. Merrill previously served as Chief Accounting Officer since January 2014. Mr. Merrill previously served as our Controller beginning in December 2011 to December 2013. Mr. Merrill brings strong financial planning, treasury and cash management experience in the mining sector in addition to his broader financial accounting, reporting and internal control experience, having worked as Controller of Fronteer Gold Inc. and Assistant Controller at Newmont Mining Corp., both in Nevada. He also worked for Meridian Gold Company and Deloitte & Touche LLP. Mr. Merrill holds a BS in Accounting from Central Washington University and a MBA from the University of Nevada Reno. He is also Certified Public Accountant.

Corporate Governance

We are managed under the direction of the Board of Directors, which has adopted Corporate Governance Guidelines to set forth certain corporate governance practices. The Corporate Governance Guidelines are available on our website at
http://www.comstockmining.com/files/corporate-governance/ComstockMining_CorporateGovernanceGuidelines_20101231.pdf.

The information contained on our website is not part of this annual report on Form 10-K. These guidelines cover such matters as purpose and powers, Board size and composition, director qualifications, meetings, procedures, management reporting to the Board, director orientation and continuing education programs, director and executive officer compensation, required director responsibilities, director access to officers, employees and others, and discretionary activities that our Board or the appropriate committee should periodically consider undertaking. Each committee is authorized to exercise all power of our Board with respect to matters within the scope of its charter.

The Corporate Governance Guidelines require, among other things, that:

•	a majority of the directors shall be independent within the NYSE MKT listing standards;

•
a director shall advise our Nominating and Governance Committee (and receive written confirmation from counsel for the Company that there are no legal or regulatory impediments to such service) prior to accepting an invitation to serve on another public company board;

•
if a member of the Audit and Finance Committee simultaneously serves on an audit committee of more than three public companies, our Board must determine that such simultaneous service would not impair the ability of such member to effectively serve on the Audit and Finance Committee and make disclosure of such determination either in our Annual Report on Form 10-K or on or through our website;

•	our Board shall meet in regular sessions at least four times annually (including telephonic meetings );

•
our independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without management present; and our Board shall be comprised of that number of directors (but not less than three nor more than nine) as shall be determined from time to time by the Board (with the Board's sense that five to seven directors is the right size for the Board, but that a slightly larger size may be justifiable in order to accommodate the availability of an outstanding candidate).

Our Corporate Governance Guidelines and committee charters are not intended to, and do not, expand or increase the duties, liabilities or responsibilities of any director under any circumstance beyond those that a director would otherwise have under applicable laws, rules and regulations in the absence of such Corporate Governance Guidelines or committee charters.

Independence of Directors

The Board of Directors has determined that Messrs. Kappes, Nance and Reseigh are generally “independent” directors within the listing standards of the NYSE MKT and the independence standards of our Corporate Governance Guidelines. Messrs. Reseigh and Nance are also independent within the standards set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Generally, in order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE MKT, would preclude a finding of independence and (2) not have any relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure of the relationship is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is “independent.”

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2016, the Board of Directors and its committees held 12 meetings of all the committees of the Board of Directors on which the directors then served. The directors attended over 75% of the aggregate of (1) the total number of meetings of all committees of the Board of Directors on which the director then served and (2) the total number of meetings of the Board of Directors.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Company is led by Corrado De Gasperis, who has served as President, and Chief Executive Officer since April 2010 and Executive Chairman since September 2015.

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

Executive Officers

The Company had two executive officers during 2016, Mr. De Gasperis, the Executive Chairman, Chief Executive Officer and President of the Company, who serves as the Company’s principal executive officer, and Judd Merrill, who serves as the Company’s Chief Financial Officer, Chief Accounting Officer and Secretary. See Mr. De Gasperis’ and Mr. Merrill’s biographical information under Directors and Executive Officers section of Item 10.

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

Board Committees

The Board has established three standing committees (the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee), and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE MKT. Further, members of the Audit and Finance Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934, must satisfy the expertise requirements of the listing standards of the NYSE MKT and must include at least on "audit committee financial expert" within the meaning of SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements.

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

•
review regularly with management, the director of internal audits, where applicable, and the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

•	resolve or direct the resolution of all material disagreements between management and the independent registered public accounting firm regarding accounting and financial reporting;

•
review with management and the independent registered public accounting firm, among other things, all reports delivered by the independent registered public accounting firm with respect to critical accounting policies and practices used or to be used, alternative treatments of financial information available under generally accepted accounting principles and other material written communications between the independent registered public accounting firm and management

•
review with management major issues regarding auditing, accounting, internal control and financial reporting principles, policies and practices and regulatory and accounting initiatives, and presentation of financial statements, and major issues as to the adequacy of the internal controls and any special audit steps adopted in light of material control deficiencies;

•	meet at least once annually with management and the independent registered public accounting firm in separate sessions;

•
review, prior to filing with the SEC, all annual and quarterly reports (and all interim reports on Form 8-K to be filed that contain financial disclosures of similar scope and magnitude as annual reports and quarterly reports).

•
assess at least annually the adequacy of codes of conduct, including codes relating to ethics, integrity, conflicts of interest, confidentiality, public disclosure and insider trading and, as appropriate, adopt changes thereto;

•	direct the establishment and maintenance of procedures for the receipt and retention of, and the treatment of, complaints received regarding accounting, internal control or auditing matters; and

•	direct the establishment and maintenance of procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Members of the Audit and Finance Committee are William Nance, and Robert Reseigh. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE MKT and SEC, and that no members of Audit and Finance Committee violate the prohibition on serving as an Audit and Finance Committee member due to having participated in the preparation of our financial statements at any time during the past three years.. William Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC, and therefore meets the NYSE MKT financial sophistication requirement for at least one Audit and Finance Committee member. The designation of William Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

Compensation Committee

The Compensation Committee assists our Board in discharging and performing its duties with respect to management compensation, succession planning, employee relations and employee benefits, plan administration and director compensation.

Without limiting the scope of such activities, the Compensation Committee shall, among other things:

•
review and approve annually the goals and objectives relating to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of such goals and objectives and annually determine the compensation of the Chief Executive Officer based on such evaluation;

•	review and approve, as appropriate, annually the compensation of the other executive officers and directors and review compensation of other members of senior management and other employees generally;

•	assess organizational systems and plans, including those relating to management development and succession planning;

•	administer stock-based compensation plans and assess compensation arrangements, plans, policies and programs and benefit and welfare plans and programs; and

•	review the Compensation Discussion and Analysis for inclusion in the annual proxy statements or annual report, as the case may be.

Members of the Compensation Committee are William Nance (chair) and Robert Reseigh, each of whom satisfies the independence requirements of NYSE MKT and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

•
review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE MKT and the SEC rules under the Sarbanes-Oxley Act of 2002 (and non-employee directors (as defined under Exchange Act Rule 16b-3) and outside directors (as defined under Internal Revenue Code Section 162 (m))).

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

Outstanding Equity Awards at December 31, 2016
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

As of December 31, 2016, 2,129,200 shares remained available for issuance under the 2011 Plan. All of the awards to date have been made in the form of restricted stock. All unvested restricted stock awards granted under the 2011 Plan are subject to the following vesting requirements:

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

Who are our named executive officers?

The Company’s named executive officers for 2016 were:

Name	Title
Corrado De Gasperis	President & CEO
Judd Merrill	CFO, CAO and Secretary

How do we assure that our compensation program keeps our named executive officers focused on long-term success?

We assure that our compensation programs keep our named executive officers focused on the long-term success of our Company by making a substantial portion of their long-term pay subject to the achievement of specific, longer-term, strategic, company wide performance objectives and by granting stock-based awards with vesting criteria fully linked with those, longer term, measurable strategic objectives. Moreover, the value of such stock-based awards will likely only increase based on the long-term performance of the Company as compared to other investment alternatives.

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

In setting 2016 base salaries, target total cash compensation and target total direct compensation, the Committee considered the potential value creation inherent in our stated objectives, the time period required for achieving those objectives and the associated risks.

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

Executive Officer	2016Annual Base Salary
Corrado De Gasperis (1)	$288,000
Judd Merrill (2)	132,000

_____________
(1)     Mr. De Gasperis salary was reduced from $360,000 to $288,000 in conjunction with the Company's efforts to reduce general and administrative expenses.

(2)     Mr. Merrill's salary was reduced from $165,000 to $132,000 in conjunction with the Company's efforts to reduce general and administrative expenses.

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

Advisory Vote on Executive Compensation

As required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by the SEC pursuant thereto, we included a proposal for a non-binding advisory resolution approving the compensation of our named executive officers for 2015 in our proxy statement for our 2016 annual meeting of stockholders. The proposal was overwhelmingly supported by stockholders with approval in excess of 99% (77,465,368 votes in favor and 9,584,207 votes against).

The Committee considered the results of the advisory vote in reviewing our executive compensation program, noting the high level of shareholder support, and elected to continue the same principles and objectives in determining the types and amounts of compensation to be paid to our named executive officers in 2016. The Committee will continue to focus on responsible executive compensation practices that attract, motivate and retain high performance executives, reward those executives for the achievement of long-term performance and support our other executive compensation objectives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this annual report on Form 10-K with management and, based on such review and discussion, recommended to the Board of Directors that it be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

William J. Nance, Chair
Robert A. Reseigh

March 9, 2017

The following table sets forth, for the periods indicated, the total compensation for services provided to us by the person who served as our principal executive officer (CEO) and principal financial officer during 2016, and the other executive officer other than the CEO who served as an executive officer at the end of 2016 who received aggregate compensation exceeding $100,000 during 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards	Non-equity incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All other compensation	Total ($)
Corrado De Gasperis	2016	$311,342	—	—	—	—	—	$311,342
President and Chief Executive Officer (2)	2015	360,000	—	—	—	—	—	360,000

Judd Merrill	2016	123,430	—	—	—	—	—	123,430
Chief Financial Officer & Chief Accounting Officer (3)	2015	162,500	—	—	—	—	—	162,500
_____________
(1)     Any amounts in the column reflect the aggregate grant date fair value for stock awards computed in accordance with FASB ASC Topic 718. All assumptions made in the valuation of the awards are discussed in note 15. The stock awards vest upon the attainment of performance goals described under the caption “Compensation Discussion and Analysis – Stock-Based Compensation” and reflect the value based on the probable outcome of the performance goals and the amount is the same assuming that the highest level of performance conditions will be achieved.

(2)     Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010 and has been our Executive Chairman since September 2015. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010.

(3)     Mr. Merrill was hired as Controller sin 2011 and became Chief Accounting Officer and Secretary effective January 1, 2014, and Chief Financial Officer effective February 5, 2015.

The terms of each of Mr. De Gasperis and Mr. Merrill's employment agreement is described in detail in Employment, Retirement and Severance Plans and Agreements below.

Current Equity Compensation Program

In 2011, the Company adopted the 2011 Plan. For a description of the 2011 Plan, please see “Compensation Discussion and Analysis - Stock-Based Compensation.” The 2011 Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006.

As of December 31, 2016, 3,870,800 shares have been issued and outstanding under the program and 3,730,800 shares have vested and 140,000 are unvested. On December 21, 2011, the Board of Directors granted 4,710,000 shares of restricted stock to certain employees under the 2011 Plan. Of these shares, Mr. De Gasperis received a grant of 2,750,000 shares (of which, 1,650,000 shares have vested and 1,100,000 expired) and 75,000 shares (of which 45,000 shares have vested and 30,000 expired) were granted to Mr. Merrill.

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

Employment, Retirement and Severance Plans and Agreements

Corrado De Gasperis Employment Agreement

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

Rights on Termination of Employment. If Mr. De Gasperis employment is terminated without “cause,” if his employment is terminated due to his “disability” or if he resigns for “good reason” (each term as defined in his agreement), subject to his executing a release in our favor, Mr. De Gasperis shall be entitled to:

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

Upon a termination of Mr. De Gasperis employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination.

Non-Compete. The agreement prohibits Mr. De Gasperis from competing with us during the term of his employment and for one year thereafter.

Judd Merrill’s Employment Agreement

Mr. Merrill was appointed to serve as our Chief Accounting Officer effective January 1, 2014 and Chief Financial Officer effective February 5, 2015 and he is currently our Chief Financial Officer.

Salary and Other Benefits. Under the agreement, Mr. Merrill is entitled to an annual base salary of $165,000. Mr. Merrill is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. Merrill is also entitled to participate in any of our incentive or compensation plans, including any profit sharing plan contemplated by Mr. Merrill’s employment agreement. The profit sharing plan has not yet been established.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2016.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	50,000	$4.00	2,129,200
_____________
(1)    The table does not include the 140,000 shares of non-vested restricted stock granted under the 2011 Plan. The equity compensation plans approved by shareholders include the 2011 Plan, under which 2,129,200 shares remain available for issuance, and the option and incentive plan adopted by the Company in 2006, under which no additional awards may be granted.

COMPENSATION OF DIRECTORS

During 2016, all directors who are not Company employees, except for Mr. John Winfield, who resigned from the Board in September 2015, were authorized to receive shares of the Company’s common stock for their service as a director. Mr. Daniel Kappes, Mr. William Nance and Mr. Robert Reseigh each were authorized to receive 35,000. As of December 31, 2016, no shares have been issued. The following table summarizes the directors’ cash compensation for 2016:

Name	Fees Earned or Paid in Cash ($) (1)
Daniel Kappes	$42,000
William Nance	42,000
Robert Reseigh	42,000

(1) No payment included interest.

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

STOCK OWNERSHIP

The following table sets forth, as of March 6, 2017, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Van Den Berg Management, Inc. 805 Las Cimas Parkway Suite 430 Austin, TX 78746	Common Stock	30,189,136	(c)	16.1%
John Winfield	Common Stock	48,165,201	(d)	25.7%

Officers and Directors

William Nance	Common Stock	190,000	(e)	*
Daniel Kappes	Common Stock	120,199		*
Robert Reseigh	Common Stock	115,000	(f)	*
Corrado De Gasperis	Common Stock	1,045,500		*
All directors and executive officers as a group (5 persons)	Common Stock	1,470,699		0.78%
_____________
* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.

(b)
Applicable percentage of ownership is based on 187,400,075 shares of common stock outstanding as of March 6, 2017 together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after March 6, 2017 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c)
Includes shares of the Company’s common stock owned by various investment advisory clients of Van Den Berg Management, Inc. Based solely on the information contained in the Scheduled 13G Amendment filed with the SEC on February 16, 2016.

(d)
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of InterGroup, Santa Fe and Portsmouth and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of InterGroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock. The 48,165,201 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 13,937,922 shares of the Company’s common stock held directly by Mr. Winfield, (ii), 13,148,076 shares of the Company’s common stock held by InterGroup, (iii) 8,887,896 shares of the Company’s common stock held by Portsmouth, (iv) 4,533,242 shares of the Company’s common stock held by Santa Fe, (vi) 7,658,065 shares of the Company’s common stock held by Northern Comstock,

Amount and nature of beneficial ownership
John Winfield	13,937,922
Intergroup Corporation	13,148,076
Portsmouth Square Inc	8,887,896
Santa Fe Financial Corp	4,533,242
Northern Comstock LLC	7,658,065
Total	48,165,201

(e)	Includes 15,000 shares of common stock issuable upon exercise of vested options.

(f)	Includes 15,000 shares of common stock issuable upon exercise of vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors has adopted a written related person transaction policy that governs the review, approval or ratification of covered related person transactions. The Audit and Finance Committee manages this policy. The policy generally provides that we may enter into a related person transaction only if:

•
the Audit and Finance Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; or

•	the transaction is approved by the disinterested members of the Board of Directors; or

•	the transaction involves compensation approved by our Compensation Committee.

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

On August 27, 2015, the Company announced the terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in the form of cash, or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company.

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

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Deloitte & Touche LLP to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of that firm’s review of the unaudited financial statements that are included in our quarterly reports on Form 10-Q.

Fees Billed by our Auditors

The Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. During the fiscal years ended December 31, 2016 and December 31, 2015, we were billed the following fees set forth below in connection with services rendered by that firm to us.

	2016	2015
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$261,000	$271,960
Audit-Related Fees	26,000	26,832
Tax Fees	18,907	18,531
Total fees	$305,907	$317,323

Audit Fees. Audit fees include professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, including its assessment of our internal control over financial reporting for the 2015 audits, and the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, implementation of new financial and accounting reporting standards and consents and assistance with and review of documents filed with the SEC.

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

AUDIT COMMITTEE

William J. Nance
Robert A. Reseigh

March 6, 2017

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED December 31, 2016, 2015 AND 2014

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2016
Tax valuation allowance	$63,324,806	$4,402,479	$—	$67,727,285
Year ended December 31, 2015
Tax valuation allowance	$59,792,087	$3,532,719	$—	$63,324,806
Year ended December 31, 2014
Tax valuation allowance	$56,712,325	$3,079,762	$—	$59,792,087

Exhibit Number	Exhibit

3.1	Articles of Incorporation

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.16
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.23
Master Lease Agreement, dated as of May 12, 2015, between Varilease Finance, Inc. and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on July 21, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 15996705) and incorporated herein by reference)

10.24
Restructuring Agreement, dated as of July 29, 2015, by and among Northern Comstock LLC, Comstock Mining Inc., DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.26
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.27
Sales Agreement, dated as of June 28, 2016, between the Company and International Assets Advisory (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.28
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.29
Loan Agreement, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.30
Promissory Note, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.31
Guaranty, dated as of July 25, 2016, among Comstock Mining Inc., Comstock Mining LLC, Comstock Real Estate Inc. and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.32
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.33
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.34
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer and President (principal executive officer)	March 9, 2017
Corrado De Gasperis
/s/ DANIEL KAPPES	Director	March 9, 2017
Daniel Kappes
/s/ WILLIAM NANCE	Director	March 9, 2017
William Nance
/s/ ROBERT A. RESEIGH	Director	March 9, 2017
Robert A. Reseigh
/s/ JUDD MERRILL	Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2017
Judd Merrill

Exhibit Index

Exhibit Number	Exhibit

3.1*	Articles of Incorporation

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 000-32429/film number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 000-32429/film number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 151173376) and incorporated herein by reference)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 001-35200/film number 15556703) and incorporated by reference herein)

10.16
Amendment to No. 2 to Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 001-35200/film number 15556703) and incorporated by reference herein)

10.23
Master Lease Agreement, dated as of May 12, 2015, between Varilease Finance, Inc. and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on July 21, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 15996705) and incorporated herein by reference)

10.24
Restructuring Agreement, dated as of July 29, 2015, by and among Northern Comstock LLC, Comstock Mining Inc., DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151011053) and incorporated herein by reference)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 151011053) and incorporated herein by reference)

10.26
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.27
Sales Agreement, dated as of June 28, 2016, between the Company and International Assets Advisory (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.28
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.29
Loan Agreement, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.30
Promissory Note, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.31
Guaranty, dated as of July 25, 2016, among Comstock Mining Inc., Comstock Mining LLC, Comstock Real Estate Inc. and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.32
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.33
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.34
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

21*	Subsidiaries

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 130-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements

* Filed herewith.