Form 10-Q
period 2017-09-30
Comstock Mining Inc.
filed 2017-10-31
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 26, 2017 was 226,485,585.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,296,078	$184,359
Assets held for sale, Net (Note 3)	5,444,228	5,894,220
Prepaid expenses and other current assets (Note 2)	372,638	1,885,792
Total current assets	8,112,944	7,964,371
MINERAL RIGHTS AND PROPERTIES, Net	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 3)	13,618,346	15,148,567
RECLAMATION BOND DEPOSIT	2,622,544	2,622,544
RETIREMENT OBLIGATION ASSET (Note 4)	366,341	617,126
OTHER ASSETS	285,342	285,342
TOTAL ASSETS	$32,210,598	$33,843,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$302,731	$804,551
Accrued expenses (Note 5)	710,615	1,135,934
Long-term debt– current portion (Note 6)	287,417	483,669
Total current liabilities	1,300,763	2,424,154
LONG-TERM LIABILITIES:
Long-term debt (Note 6)	10,277,826	8,986,626
Long-term reclamation liability (Note 4)	7,401,596	7,353,346
Other liabilities	615,750	662,316
Total long-term liabilities	18,295,172	17,002,288
Total liabilities	19,595,935	19,426,442
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $.000666 par value, 3,950,000,000 shares authorized, 224,063,435 and 185,363,676 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	149,227	123,453
Additional paid-in capital	232,697,588	226,321,375
Accumulated deficit	(220,232,152)	(212,028,239)
Total stockholders’ equity	12,614,663	14,416,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,210,598	$33,843,031

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Revenue - mining	$—	$1,106,196	$—	$4,544,951
Revenue - real estate	26,960	28,599	73,624	101,641
Total revenues	26,960	1,134,795	73,624	4,646,592

COST AND EXPENSES
Costs applicable to mining revenue	846,443	829,558	2,663,188	3,507,795
Real estate operating costs	19,396	31,367	59,342	176,120
Exploration and mine development	240,020	589,351	782,124	4,027,859
Mine claims and costs	235,535	358,886	744,528	929,196
Environmental and reclamation	152,075	296,493	669,390	1,026,427
General and administrative	571,931	696,586	2,189,828	2,744,626
Total cost and expenses	2,065,400	2,802,241	7,108,400	12,412,023

LOSS FROM OPERATIONS	(2,038,440)	(1,667,446)	(7,034,776)	(7,765,431)

OTHER INCOME (EXPENSE)
Interest expense	(442,610)	(165,212)	(1,297,546)	(603,307)
Other income (expense), net	(15,961)	(360,543)	128,409	(730,642)
Total other expense, net	(458,571)	(525,755)	(1,169,137)	(1,333,949)

LOSS BEFORE INCOME TAXES	(2,497,011)	(2,193,201)	(8,203,913)	(9,099,380)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,497,011)	$(2,193,201)	$(8,203,913)	$(9,099,380)

Net loss per common share – basic	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Net loss per common share – diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average common shares outstanding — basic	217,990,163	182,134,873	193,902,517	174,173,436

Weighted average common shares outstanding — diluted	217,990,163	182,134,873	196,902,517	174,173,436

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(8,203,913)	$(9,099,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	3,263,948	4,643,513
Stock payments and stock-based compensation	—	18,900
Accretion of reclamation liability	48,250	139,334
Gain on sale of properties, plant, and equipment	(137,229)	(357,037)
Amortization of debt discounts and issuance costs	317,559	182,471
Payment of interest expense and sales tax with common stock	—	299,379
Loss on payment of debt obligation with common stock	—	150,166
Net loss on early retirement of long-term debt	126,997	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,677
Inventories	—	361,978
Stockpiles and mineralized material on leach pads	—	981,937
Prepaid expenses and other current assets	(1,551)	(271,687)
Accounts payable	(483,112)	(48,301)
Accrued expenses and other liabilities	10,614	(238,144)
NET CASH USED IN OPERATING ACTIVITIES	(5,058,437)	(3,235,194)
INVESTING ACTIVITIES:
Proceeds from sale of properties, plant and equipment	911,597	3,277,011
Purchase of mineral rights and properties, plant and equipment	(126,639)	(150,325)
Decrease in reclamation bond deposit	—	20,260
NET CASH PROVIDED BY INVESTING ACTIVITIES	784,958	3,146,946
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(8,639,335)	(5,648,610)
Proceeds from long-term debt obligations (net of issuance costs)	9,379,446	925,000
Proceeds from the issuance of common stock	5,861,203	4,180,944
Common stock issuance costs	(216,116)	(585,703)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,385,198	(1,128,369)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,111,719	(1,216,617)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	184,359	1,663,170
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,296,078	$446,553
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$776,846	$321,405

Supplemental disclosure of non-cash investing and financing activities:
Payment for purchase of property, plant and equipment with prepaid deposits	$1,158,785	$—
Issuance of debt to purchase of property, plant and equipment	$247,494	$3,200,000
Settlement of long-term debt obligations with prepaid deposits	$231,000	$—
Issuance of common stock for settlement of long-term debt obligations	$124,920	$4,140,029
Property transferred in satisfaction of accounts payable	$—	$1,100,000
Issuance of common stock to purchase properties, plant and equipment	$274,400	$—
Issuance of common stock for mineral lease	$482,500	$—

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2017 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016 and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton Resource area and then further developing, in collaboration through an agreement with a potential joint venture partner, the second phase of development and production from the Lucerne Mine.

The Company has recurring net losses from operations and an accumulated deficit of $220.2 million at September 30, 2017. For the nine-month period ended September 30, 2017, the Company incurred a net loss of $8.2 million and used $5.1 million of cash in operations. As of September 30, 2017, the Company had cash and cash equivalents of $2.3 million, current assets of $8.1 million and current liabilities of $1.3 million, resulting in current working capital of $6.8 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.5 million in unused capacity. The Company also has an at-the-market ("ATM") equity offering program with International Assets Advisory LLC ("IAA"), and an equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston"), with aggregate unused capacity of $5.8 million. These capital resources are in addition to certain planned non-mining asset sales.

In March 2017 (and amended in June and September 2017) the Company entered into a loan commitment agreement that provides up to $7.5 million in total borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7.0 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of September 30, 2017.

As of September 30, 2017, the Company has issued shares under the ATM offering program with IAA and received cash proceeds of $3.7 million. The Company had $1.3 million available to be used under the ATM Agreement with IAA as of September 30, 2017.

In April 2017, the Company entered into the “Purchase Agreement” with Leviston for the purchase of up to $7.25 million of shares of the Company's common stock from time to time, at the Company’s option, limited to $750,000 per month, subject to certain volume and pricing restrictions. As of September 30, 2017, the Company has issued shares to Leviston and received cash proceeds of $2.8 million. The Company had $4.5 million available to be used under the Purchase Agreement as of September 30, 2017.

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

Comprehensive Loss

The only component of comprehensive loss for the three and nine months ended September 30, 2017 and 2016, was our net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at September 30, 2017 and December 31, 2016, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized.

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

We anticipate utilizing the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised. The Company does not expect to record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of Topic 606 as there will be no revenue contracts as of January 1, 2018.

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
Land and property deposits	$—	$1,208,785
Lease obligation deposits	—	355,920
Other	372,638	321,087
Total prepaid expenses and other current assets	$372,638	$1,885,792

3. Properties, Plant and Equipment and Assets Held for Sale

The Company closed on the purchase of a property at a price of approximately $1.7 million during the nine months ended September 30, 2017. The property includes land and buildings next to the Company's current processing facility. The purchase of the property was funded through use of deposits made in prior years, issuance of shares of the Company's common stock, and issuance of debt.

During the three and nine-month periods ended September 30, 2017, the Company recognized depreciation expense of $0.9 million and $3.0 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized depreciation expense of $1.1 million and $4.0 million, respectively.

Assets Held For Sale

The Company committed to a plan to sell certain land, buildings, and water rights. As of September 30, 2017 and December 31, 2016, the Company has assets with a net book value of $5.4 million and $5.9 million, respectively, that met the criteria to be classified as assets held for sale.

During the nine-month period ended September 30, 2017, the Company sold properties with carrying values of $0.77 million at net gains of $0.14 million. Cash proceeds, net of transaction fees, from these sales totaled $0.91 million for the nine-month period ended September 30, 2017.

4. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
Long-term reclamation liability — beginning of period	$7,353,346	$6,827,568
Additional obligations incurred	—	340,000
Accretion of reclamation liability	48,250	185,778
Long-term reclamation liability — end of period	$7,401,596	$7,353,346

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
Retirement obligation asset — beginning of period	$617,126	$1,107,120
Additional obligations incurred	—	340,000
Amortization of retirement obligation asset	(250,785)	(829,994)
Retirement obligation asset — end of period	$366,341	$617,126

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Accrued interest expense	$283,569	$—
Accrued personal property tax	146,505	56,895
Accrued Northern Comstock Joint Venture	67,708	480,833
Accrued Board of Directors fees	84,000	290,600
Accrued payroll costs	67,738	60,735
Accrued vendor liabilities	40,000	121,081
Accrued production royalties	—	7,940
Other accrued expenses	21,095	117,850
Total accrued expenses	$710,615	$1,135,934

6. Long-Term Debt

Long-term debt consisted of the following:

Note Description	September 30, 2017	December 31, 2016
Debenture - (net of discount and deferred issuance costs of $778,505)	$9,251,954	$—
Note Payable (Caterpillar Equipment)	1,313,289	1,540,629
Note Payable - (Lynch House)	—	186,000
Note Payable (Silver Springs Property)	—	3,310,851
Finance Obligation (Varilease)	—	1,964,882
Note Payable (Daney)	—	868,398
Note Payable (Donovan Property)	—	300,733
Note Payable (V&T)	—	298,955
Note Payable (White House)	—	275,433
Note Payable (Gold Hill Hotel)	—	239,216
Note Payable (Dayton Property "Golden Goose")	—	207,562
Notes Payable - Other	—	277,636
Subtotal	10,565,243	9,470,295
Less current portion	(287,417)	(483,669)
Long-term portion of long-term debt	$10,277,826	$8,986,626

Long-Term Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") due 2021 in an aggregate principal amount of $10,723,000. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance and the Lynch House note. This included paying off the Silver Springs property, Varilease and others. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture requires a Make Whole Payment totaling approximately $688,000 if paid any time prior to or at maturity. Total principal is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the Make Whole Amount from all net proceeds received upon sale of any assets of the Company.

Interest is payable semi-annually. For the first two years, interest will be payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest will be payable only in cash. The Company paid the interest payment for the first six months, in cash, on June 23, 2017, and elected to pay the next interest payment in cash that is due on January 1, 2018.

The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge to 100% of the equity of the subsidiaries of Comstock Mining Inc.

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company, participated in this financing.

Loan Commitment

In March 2017 (and amended in June and September 2017), the Company entered into a loan commitment agreement that provides up to $7.5 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7.0 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of September 30, 2017.

7. Stockholders’ Equity

At-the-Market Offering Program

Effective June 28, 2016, the Company entered into a sales agreement with IAA with respect to an ATM agreement pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5 million. Effective April 2017, the Company also entered into the Purchase agreement with Leviston for the purchase of up to $7.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under either the ATM or Purchase agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares. Following is a reconciliation of the transactions under the ATM and Purchase agreement for the nine and twelve month periods ended September 30, 2017 and December 31, 2016 respectively:

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
Number of shares sold	35,206,738	1,835,300
Gross proceeds	$5,861,203	$522,889
Fees	$216,116	$14,090
Net proceeds	$5,645,087	$508,799
Average price per share	$0.166	$0.280

In January 2017, the Company closed escrow on the purchases of land and property. The purchases included the issuance of 980,000 shares of common stock with a fair value of $274,400.

In August 2017, the Company issued 2,513,021 shares of common stock with fair value of $482,500 as payment of the annual contribution to Northern Comstock, LLC.

8. Net Loss Per Common Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options and convertible securities were exercised or converted into common stock.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,497,011)	$(2,193,201)	$(8,203,913)	$(9,099,380)

Denominator:
Basic and diluted weighted average shares outstanding	217,990,163	182,134,873	196,902,517	174,173,436

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because certain performance conditions have not been achieved and the inclusion would be antidilutive.

	September 30,
	2017	2016
Stock options and warrants	50,000	50,000
Restricted stock	—	1,420,000
	50,000	1,470,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Mining	$—	$1,106,196	$—	$4,544,951
Real estate	26,960	28,599	73,624	101,641
Total revenue	26,960	1,134,795	73,624	4,646,592

Cost and Expenses
Mining	(2,046,004)	(2,770,874)	(7,049,058)	(12,235,903)
Real estate	(19,396)	(31,367)	(59,342)	(176,120)
Total cost and expenses	(2,065,400)	(2,802,241)	(7,108,400)	(12,412,023)

Operating Income (Loss)
Mining	(2,046,004)	(1,664,678)	(7,049,058)	(7,690,952)
Real estate	7,564	(2,768)	14,282	(74,479)
Total loss from operations	(2,038,440)	(1,667,446)	(7,034,776)	(7,765,431)

Other income (expense), net	(458,571)	(525,755)	(1,169,137)	(1,333,949)
Net loss	$(2,497,011)	$(2,193,201)	$(8,203,913)	$(9,099,380)

Depreciation, Depletion and Amortization
Mining	$1,005,754	$1,268,352	$3,254,845	$4,509,065
Real estate	2,465	19,984	9,103	134,448
Total depreciation, amortization and depletion	$1,008,219	$1,288,336	$3,263,948	$4,643,513

Capital Expenditures
Mining	$9,639	$—	$1,807,318	$334,840
Real estate	—	3,200,000	—	5,461,263
Total capital expenditures	$9,639	$3,200,000	$1,807,318	$5,796,103

	As of September 30,	As of December 31,
	2017	2016
Assets
Mining	$26,203,885	$27,829,802
Real estate	6,006,713	6,013,229
Total assets	$32,210,598	$33,843,031

11. Subsequent Events

On October 3, 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”). Under the terms of the Option Agreement, Tonogold will have the right to participate in certain activities, including but not limited to, engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on certain properties within the Company’s Lucerne resource area (the “Lucerne Property”), and if all obligations and prerequisites are satisfied and subject to compliance with the Option Agreement, Comstock and Tonogold may effect a joint venture for the future development and mining of mineral resources on the Lucerne Property.

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making capital expenditures on the Lucerne Property of $20 million no later than 42-months following signing of the Option Agreement and payments of $2.2 million to the Company. The initial payment of $0.2 million was paid by Tonogold to the Company at the time that the Option Agreement went into effect. If Tonogold elects to proceed with the project, Tonogold would have to make another payment of $2 million within the six-month period following the date that the Option Agreement was signed.

If Tonogold does not elect to extend the option beyond the initial six months, it will be required to make a further payment to the Company equal to $1 million less actual costs incurred on the Lucerne Property during such initial six-month period. In addition, Tonogold is granted the option to purchase 51% of certain equipment and property located at the Company’s American Flat property for a purchase price of $25 million. Tonogold is also granted a right of first refusal if the Company elects, in its sole discretion, to sell certain other mining properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three and nine-month periods ended September 30, 2017. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2016.

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

The Company’s headquarters, technical resources, mine operations and heap leach processing facility are located in Storey County, Nevada, at 1200 American Flat Road, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company now owns or controls approximately 9,284 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,353 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,931 acres of unpatented mining claims, that the Bureau of Land Management (“BLM”) administers.'

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

The Company continues evaluating and acquiring properties inside and outside the district expanding its footprint and exploring all of our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire mineralized and potentially mineralized properties, exploring, developing and validating qualified resources and reserves (proven and probable) that enable the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible. Our goal is to deliver up to $500 million of accretive share value (over $2 per share) by 2020, by acquiring, exploring and developing resources and reserves capable of sustaining production of more than 100,000 gold-equivalent ounces per annum. Our past efforts have positioned us for this success.

The current development priorities are in the Lucerne and Dayton Resource Areas, with both surface and underground development opportunities. We also have longer-term exploration plans for the remaining areas, including the Spring Valley, Occidental, Northern Extension and Northern Targets areas.

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

Lucerne Resource Area

During 2016, the Company focused on exploration and development of certain properties within the Lucerne resource area (the “Lucerne Property”), primarily underground core drilling, underground drift (tunnel) development, and underground sampling into the Quartz Porphyry (PQ) and Succor geological targets. Future drill programs were being developed with a phased approach to extend the PQ mineralization and scope the Succor and Woodville targets but the Company suspended those plans due to the higher than expected complexity of the underground development effort and the uncertainty about the total capital required for delivering a commercially viable mine plan. Ultimately, the Company decided to assess, evaluate and pursue partners willing and able to commit the additional mining expertise and capital resources required to explore and develop a commercially viable Lucerne-based mine plan.

On October 3, 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”). Under the terms of the Option Agreement, Tonogold will have the right to participate in certain activities, including but not limited to, engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on certain properties within the Lucerne Property and if all obligations and prerequisites are satisfied and subject to compliance with the Option Agreement, Comstock and Tonogold may effect a joint venture for the future development and mining of mineral resources on the Lucerne Property.

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making capital expenditures on the Lucerne Property of $20 million no later than 42 months following signing of the Option Agreement and payments of $2.2 million to the Company. The initial payment of $0.2 million was paid by Tonogold to the Company at the time that the Option Agreement went into effect. If Tonogold elects to proceed with the project, Tonogold would have to make another payment of $2 million within the six-month period following the date that the Option Agreement was signed.

If Tonogold does not elect to extend the option beyond the initial six months, it will be required to make a further payment to the Company equal to $1 million less Tonogold’s actual expenditures on the Lucerne Property during such initial six-month period. In addition, Tonogold is granted the option to purchase 51% of certain equipment and property located at the Company’s American Flat property for a purchase price of $25 million. Tonogold is also granted a right of first refusal if the Company elects, in its sole discretion, to sell certain mining properties.

The Option Agreement calls for a Technical Committee composed of three Tonogold participants and two Comstock participants to oversee all of the engineering, development, drilling and test-work activities, and others, towards completing a technical and economic feasibility assessment. The Technical Committee is scheduled to review the first phase of the drilling program during the first week of November 2017.

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
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 2 - Dayton -Spring Valley Magnetic Geophysics

Several historic mines operated in the Dayton Resource area, leaving access to multiple structures from underground. Some historic adits have remained open or have been uncovered by the Company. The geologic and engineering team completed underground mapping, sampling, and surveying in a number of historic mine tunnels on and near the Dayton Resource area. Where accessible, the workings were inspected; geology mapped and mineralized material sampled. Once sampling was completed, the workings were surveyed to document the size of the mine workings, the location of the openings and location of the samples. The samples were then assayed at the Company’s in house metallurgical laboratory for gold and silver.

This underground sampling program has provided a wealth of assay information and provided critical information for furthering the geologic understanding of the Dayton Resource area. In some cases structures identified on the surface were traced underground and in other cases new structures were identified underground where surface expressions were absent or obscured.

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

The Dayton Resource exploration program is designed to target the projected trend of known mineralization southerly. The magnetic geophysical survey has been studied and a structural interpretation was developed that illustrates multiple cross cutting structures (colored green) that are oblique to the southerly projected vein trend (colored red). Though rare, due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the structures and veins were derived by connecting these specific magnetic attributes as identified on each 25 meter spaced survey line. Similar structures have been identified in the Dayton Resource area and were found to be important components for the development of economic grades of mineralization. In the Dayton Resource area, geologic observations made on the surface and in accessible underground workings have identified the north/south and the crosscutting structures to carry gold and silver values with different silver to gold ratios. Comparisons of selected sample geochemistry, the north/south veins commonly have a higher silver to gold ratio.

The Company also recently completed metallurgical column tests on mineralized material from the Dayton Resource area that contribute to the advancement of a full feasibility assessment for the mine, updating prior metallurgical test work and the technical resource report published in January 2013. During the second quarter of 2017, the Company conducted column tests of both cyanide and non-cyanide solutions. They established four, full metallurgical column tests, two cyanide and two non-cyanide, running parallel, that supports and advances the feasibility study for establishing proven and probable reserves at the Dayton Resource. The samples were crushed, agglomerated and loaded into four ten-foot columns for leach simulation.   These simulations were conducted on-site, in the Company’s metallurgical labs, and are coordinated through Cycladex Inc., (“Cycladex”) a strategic investee, and funded by U.S. National Science Foundation grants.

The Cyanide columns yielded between 82-85% gold in just 25 days. The Company has already designed and established new column tests for the primary purpose of assessing the specific consumption of the new materials and material cost for processing.  This is important for assessing ultimate economic feasibility of these solutions.  These simulations will also be conducted on-site, in the Company’s metallurgical labs, and are still funded by U.S. National Science Foundation research grants. These updated metallurgical testing compliment extensive metallurgical testing for the Dayton Resource that were previously published in 2011.

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
Spring Valley Mid
Spring Valley South
Daney

Figure 4 - Dayton and Spring Valley Target

During the third quarter, the Company completed a study of lands open to mineral entry near the Company's southern Dayton Resource and Spring Valley exploration target. Thirty lode claims were located, perfected and filed with Lyon County and the Bureau of Land Management. The recently staked lode claims were positioned to control lands hosting favorable geology and provide an additional contiguous corridor to our northern land holdings located west of State Route 341. The block of new claims adds approximately 470 net acres to the Company's already significant land position in the historic Comstock District. Exploration efforts will now be expanded and include the new, adjacent claims.

Legend
CMI Land
Existing
New
N
September 1, 2017
0
0.5
1
Miles
Copyright:© 2013 National Geographic Society, i-cubed
Virginia City
Gold Hill
Silver City
Dayton
American Flat
Sutro Tunnel
Flowery Ridge
Storey Co
Lyon Co
Gold Canyon
Spring Valley

Figure 5 - illustrates the Company's existing and new land position.

Operating Costs

During the year ended December 31, 2016 and fully continuing through the third quarter of 2017, the Company focused on reducing all costs, including mining, real estate, exploration and mine development, mine claims, environmental and reclamation and general and administrative costs. Total costs and expenses have declined by over $5.3 million when comparing the nine-month period ending 2016 to the nine-month period ending 2017, and the Company expects total year on year savings to exceed $6 million when comparing the full year of 2017 to 2016. The Company has aggressively implemented organizational changes consistent with the transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects.

The Company has reduced operation costs in all categories and already is achieving the run rate of those costs for the second half of the year to be $3.6 million, or less than $290,000 per month (excluding depreciation, amortization, and depletion expense). The recently announced agreement and current collaboration with Tonogold has the potential for reducing the annual expenses, in 2018, by over an additional one-third, or $1.25 million in reductions. This would reduce the monthly operating expense to less than $200,000 per month (excluding depreciation, amortization, and depletion).

The Company is working on additional initiatives for further reducing those costs while fully maintaining our operating and permitted infrastructure. Operating expenses for the full year 2017, mainly due to higher expenses associated with restructuring and refinancing activities that are now complete, are anticipated to be $4.5 million, excluding $4.4 million in depreciation and $1.3 million of interest expense. First half and second quarter costs, including real estate operating costs, mine claim and all general and administrative costs were lower, period on period, and are expected to continue to decrease over the last quarter of 2017, given the relatively higher administrative costs associated with our third quarter 2017, effort to effect the Tonogold agreement.

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

Total operating expenses (excluding depreciation, amortization, and depletion expense) for the last quarter of 2017 are expected to be less than $1.0 million, with a sustainable, annual run rate of $3.6 million. The Tonogold agreement, if the second phase is exercised, has the potential for reducing these annual operating expenses (excluding depreciation, amortization, and depletion expense) of $3.6 million, in 2018, by an additional $1.25 million. Interest expense is expected to be approximately $1.3 million for 2018. The Company expects to continue operating with approximately 10 employees, including expert land, permitting, geology, engineering and metallurgical professionals.

The Company plans to sell non-mining related lands, buildings and water rights, for expected net cash proceeds of approximately $14 million during the next twelve months resulting in a net gain of approximately $8 million. These proceeds will first be used to eliminate debt obligations due under the Debenture (including principal, accrued interest, and make whole amounts), and to fund certain exploration activities in the Dayton Resource area, all while strengthening the financial position of the Company.

The Company has also commenced and plans on continuing metallurgical testing on Dayton mineralized materials, using both cyanide and non-cyanide alternative solutions to experiment on achieving the highest, most cost efficient processing for the Dayton feasibility assessment. The Company will also commence Reverse Circulation (RC) drilling at the Dayton mine sufficient to finalize the parameters of a mine plan and commence the permitting for the Dayton mine. Infill drilling is expected to significantly expand the reserve potential for the Dayton mine plans. The Company has developed grade shells with higher average grades and believes the Dayton to have economically feasible potential and plans on developing those mine plans toward full feasibility during late 2017 and early 2018, with production plans following those efforts within the next two years.

The Company will report the results of the Lucerne exploration and development programs, in conjunction with Tonogold, and independently for Dayton exploration and development programs, as they become available.

Equity Raises

For the three-months ended 2017, the Company issued 17,967,995 shares of common stock through the Company’s at-the-market equity offering program and its equity purchase agreement. Gross proceeds from the issuance of shares totaled approximately $3.2 million at an average price per share of $0.178.

For the nine-months ended 2017, the Company issued 35,206,738 shares of common stock through the Company’s at-the-market equity offering program and its equity purchase agreement. Gross proceeds from the issuance of shares totaled approximately $5.9 million at an average price per share of $0.166.

In October 2017, we issued approximately 2,422,150 shares for proceeds of approximately $0.4 million.

Comparative Financial Information

The Company had two operating segments as of September 30, 2017: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2017	September 30, 2016	Change
Revenue - mining	$—	$1,106,196	$(1,106,196)
Revenue - real estate	26,960	28,599	(1,639)

Costs applicable to mining revenue	846,443	829,558	16,885
Real estate operating costs	19,396	31,367	(11,971)
Exploration and mine development	240,020	589,351	(349,331)
Mine claims and costs	235,535	358,886	(123,351)
Environmental and reclamation	152,075	296,493	(144,418)
General and administrative	571,931	696,586	(124,655)
Loss from operations	(2,038,440)	(1,667,446)	(370,994)
OTHER INCOME (EXPENSE)
Interest expense	$(442,610)	$(165,212)	$(277,398)
Other income (expense)	(15,961)	(360,543)	344,582

NET LOSS	$(2,497,011)	$(2,193,201)	$(303,810)

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the three months ended September 30, 2017.

Exploration and mine development costs decreased by approximately $0.3 million during the three months ended September 30, 2017, as compared to the same period ended September 30, 2016, due to higher 2016 exploration and mine development costs related to the underground exploration for Lucerne that did not occur in the latter period.

Environmental and reclamation costs decreased by $0.1 million during the three months ended September 30, 2017, as compared to the same period ended September 30, 2016, primarily due to the reduction in asset retirement obligation costs and payroll costs slightly offset by higher costs associated with excess weather and associated water management requirements.

General and administrative costs decreased by $0.1 million during the three months ended September 30, 2017, as compared to the same period September 30, 2016, primarily due to lower payroll costs, in line with targeted cost reduction efforts, somewhat offset by higher diligence costs associated with the Option Agreement with Tonogold.

Net loss was $2.5 million for the three months ended September 30, 2017, as compared to a net loss of $2.2 million for the three months ended September 30, 2016. The $0.3 million increase in net loss primarily resulted from a $1.1 million decrease in revenue, substantially all offset by a $0.8 million reduction of all other net expenses, net expenses.

Nine Months Ended:

	September 30, 2017	September 30, 2016	Change
Revenue - mining	$—	$4,544,951	$(4,544,951)
Revenue - real estate	73,624	101,641	(28,017)

Costs applicable to mining revenue	2,663,188	3,507,795	(844,607)
Real estate operating costs	59,342	176,120	(116,778)
Exploration and mine development	782,124	4,027,859	(3,245,735)
Mine claims and costs	744,528	929,196	(184,668)
Environmental and reclamation	669,390	1,026,427	(357,037)
General and administrative	2,189,828	2,744,626	(554,798)
Loss from operations	(7,034,776)	(7,765,431)	730,655
OTHER INCOME (EXPENSE)
Interest expense	$(1,297,546)	$(603,307)	$(694,239)
Other income (expense)	128,409	(730,642)	859,051

NET LOSS	$(8,203,913)	$(9,099,380)	$895,467

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the nine months ended September 30, 2017.

Costs applicable to mining revenue were $2.7 million for the nine months September 30, 2017, as compared to $3.5 million for the same period ended September 30, 2016. The reduction of $0.8 million resulted from lower processing costs and the reduction of substantially all the mining and processing staff consistent with ceasing processing operations in December 2016. Costs for the nine months ended September 30, 2017 consisted solely of depreciation expense on temporarily idled mining equipment, processing facilities, and heap leach pads.

Exploration and mine development costs decreased by approximately $3.2 million during the nine-months ended September 30, 2017, as compared to the nine-months ended September 30, 2016. The decrease represents substantially all of underground exploration and development costs during the first nine months of 2016, including the completion of the crosscut drift from the main PQ drift to the Succor vein system in Lucerne’s underground development, including approximately $1.4 million of depreciation expense associated with equipment used in that development, that did not recur in 2017.

General and administrative costs decreased by $0.6 million in the nine-months ended September 30, 2017, as compared to the nine-month period ended September 30, 2016. The decrease is a result of lower payroll and administrative cost reductions, in line with targeted cost reductions.

Net loss was $8.2 million for the nine-months ended September 30, 2017, as compared to a net loss of $9.1 million for the nine-months ended September 30, 2016. The $0.9 million decrease in net loss primarily resulted from a $4.6 million decrease in revenue, offset by a $5.3 million reduction of all other operating expenses, including lower costs in every other category.

Liquidity and Capital Resources

Total current assets were $8.1 million at September 30, 2017, including Cash and cash equivalents on hand of $2.3 million. The Company’s current capital resources include these cash and cash equivalents and other working capital resources, certain planned, non-mining asset sales with expected net proceeds of over $14 million and other existing financing arrangements.

The other existing financial arrangements include a loan commitment agreement with $7.0 million in unused capacity. The Company also has an at-the-market ("ATM") equity-offering program with International Assets Advisory LLC ("IAA"), and an equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston"), with aggregate unused capacity of $5.8 million. These capital resources are in addition to the planned, non-mining asset sales.

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

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2017, as compared to net cash used in operating activities of $3.2 million for the nine months ended September 30, 2016. The Company’s use of cash in operating activities in the first nine months of 2017, was primarily driven by the Company’s expenditures from mine claims, exploration, environmental and general and administrative. The Company's use of cash in operating activities in the first nine months of 2016 was primarily driven by the Company's expenditures related to underground exploration, including the Succor and PQ targets, somewhat offset by a source of cash from working capital, primarily from increases in accrued liabilities and decreases in inventory.

Net cash provided by investing activities for the nine months ended September 30, 2017, was $0.8 million, primarily relating to proceeds from the sale of property, including water rights. Net cash provided by investing activities was $3.1 million for the nine months ended September 30, 2016, primarily from equipment sales of approximately $3.2 million, offset by land and properties deposits of approximately $0.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2017, was $6.4 million, comprised of net proceeds of $5.6 million from the sale of securities and $9.4 million proceeds from long-term debt obligations, offset by the pay-down of long-term debt obligations of approximately $8.6 million. Net cash used in financing activities for the nine months ended September 30, 2016, was $1.1 million, comprised of net proceeds of $3.6 million from the sale of securities, $0.9 million from long-term debt obligations, offset by the pay-down of long-term debt obligations of approximately $5.6 million.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016, and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton and then further developing the second phase of development and production from Lucerne Mine in collaboration with Tonogold.

The Company has recurring net losses from operations and an accumulated deficit of $220.2 million at September 30, 2017. For the nine-month period ended September 30, 2017, the Company incurred a net loss of $8.2 million and used $5.1 million of cash in operations. As of September 30, 2017, the Company had cash and cash equivalents of $2.3 million, current assets of $8.1 million and current liabilities of $1.3 million, resulting in positive net current working capital of $6.8 million.

In March 2017 (and amended in June and September 2017), the Company entered into a loan commitment agreement that provides up to $7.5 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7.0 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of September 30, 2017.

As of September 30, 2017, the Company has issued shares under the ATM offering program with IAA and received cash proceeds of $3.7 million. The Company had $1.3 million available to be used under the ATM Agreement as of September 30, 2017.

In April 2017, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $7.25 million of shares of the Company's common stock and filed a prospectus supplement to its existing shelf registration statement for the purchase of up to $3.25 million of shares of the Company’s common stock from time to time, at the Company’s option, limited to $0.75 million per month, subject to certain volume and pricing restrictions. Program to date, through September 30 2017, the Company has issued shares to Leviston and received cash proceeds of $2.8 million. The Company had $4.5 million available to be used under the Purchase Agreement as of September 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended September 30, 2017, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information.

On October 23, 2017, the Company hired Timothy D. Smith as the Company’s new Chief Accounting Officer, effective immediately.

Mr. Smith, age 60, has served as the Chief Operating Officer of the San Mateo County Event Center since October 2014.  His duties included the preparation and presentation of monthly financial reports to the Board of Directors and Managers, as well as day to day accounting functions including payroll, payables, receivables, inventory control, internal audit controls and audit compliance.

From March 2011 to October 2014, Mr. Smith served as President and CEO of his own firm Smith Hospitality Consultants, LLC, providing solutions to complex finance, operational matters, special projects and internal control/work flow along with acquisitions and compliance for the hospitality and gaming industry. Prior to founding his own firm, he served in various roles of increasing accounting or operating responsibility including his tenure as a Finance Director and Comptroller at various locations of Hilton Hotels Corporation from April 1977 to September 1996.

From March 1999 to March 2011, Mr. Smith served as VP-Finance for the Reno-Sparks Convention and Visitors Authority.  During his tenue, Mr. Smith oversaw the financings of the expansion and renovation of the Reno-Sparks Convention Center.

There have been no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which Mr. Smith had or will have a direct or indirect material interest. There are no family relationships between Mr. Smith and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. There are no arrangements or understandings between Mr. Smith and the Company or any other person pursuant to which he was appointed as its Chief Accounting Officer.

Mr. Smith will receive an initial annual base salary of $110,000 and will also be eligible for performance-based compensation under the Company’s Incentive Plan.

Item 6. Exhibits.

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	October 31, 2017	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)