Form 10-K
period 2017-12-31
Comstock Mining Inc.
filed 2018-02-20
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☐  No ☒
The aggregate market value of the 30,789,304 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2017 was $10,170,733.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	February 15, 2018
Common Stock	49,722,285
DOCUMENTS INCORPORATED BY REFERENCE

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K or incorporated by reference into this Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products and/or non-mining properties for sale; future industry market conditions; future changes in our mine planning, exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities; future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, joint venture, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental law and regulation compliance and changes in the regulatory environment; remediation costs; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: adverse effects of climate changes or natural disasters; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints, equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; adverse effects of terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to establish and/or grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

“grade” means the amount of precious metal in each ton of mineralized material, expressed as troy ounces per ton.

“heap leaching” means a process whereby gold and silver are extracted by “heaping” crushed mineralized material onto impermeable leach pads and applying a weak cyanide solution that dissolves the gold and silver from the material into a precious metal-laden solution for further recovery.

“lode” is a vein-like deposit or rich supply of or source of gold or other minerals.

“mineral deposit” is a body that contains mineralization that has been delineated by appropriately spaced drilling and/ or underground sampling to estimate a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility of extraction at the time of reserve determination.

“NSR” means net smelter return.

“ore” means mineral-bearing material, which is economically (valuable enough to be mined at a profit) and legally extractable.

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

“recovery” means that portion of the metal contained in the mineralized material that is successfully extracted by processing, usually expressed as a percentage.

“reserve” or “mineral reserve” is the economically and legally mineable part of a Measured and/or Indicated Mineral Resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at Pre-Feasibilty or Feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified (CIM Definition Standards, 2014).

“resource” or “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling (CIM Definition Standards, 2014).

“stripping ratio” or “strip ratio” means the ratio of waste tons to ore tons mined.

“tailings” means refuse materials resulting from the washing, concentration, or treatment of mineralized material.

“ton” means a short ton (2,000 pounds).

“vein” is a deposit of non-sedimentary origin, which may or may not contain valuable minerals; lode.

“waste” means rock or other material lacking sufficient grade and/or other characteristics to be economically processed or stockpiled and which must be mined to access the valuable portion of a mineral deposit.

PART I

Item 1. Business
OUR COMPANY

Unless the context otherwise indicates, the terms “Comstock,” “we,” “us,” “our,” “our Company” or “the Company” mean Comstock Mining Inc. and its consolidated subsidiaries.

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and additional mining, commercial and industrial properties located in Storey and Lyon Counties, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, near Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

The Company and its subsidiaries now own or control approximately 9,272 acres of mining claims and parcels in the Comstock District and surrounding area. The acreage is comprised of approximately 2,347 acres of patented claims and surface parcels (private lands) and approximately 6,925 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is in Gold Hill, Nevada, on a five-acre parcel at the intersection of American Flat road and State Route 342.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

The Company continues evaluating and acquiring properties, expanding its footprint and exploring all of our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible, including mine plans for both the Lucerne and Dayton resource areas, with both surface and underground development opportunities.

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2016. The heap processing facility for gold and silver is in American Flat, approximately three quarters of a mile west of the Lucerne mine. The heap leach facility was redesigned and expanded in late 2013 and again in the fourth quarter of 2014, to accommodate future production plans.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company ceased mining in 2015 and completed processing in 2016, and accordingly did not have any gold or silver production or mining revenue during 2017. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

Our Dayton resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341/342, a paved road.

The Company's exploration and development activities to date have focused on less than 10% of our extensive Comstock District properties. We continue to develop longer-term exploration plans for additional exploration targets. In addition to targets in our Lucerne and Dayton resource areas, some of the more promising exploration targets include the Spring Valley group, Occidental group and Gold Hill group.

The Company’s real estate segment owns significant non-mining properties, including the Gold Hill Hotel, rentable homes and cottages in Gold Hill and Silver City, Nevada, the 225-acre Daney Ranch in Dayton, Nevada and a 98-acre

Industrial Park in Silver Springs, Nevada, including senior water rights. The Gold Hill Hotel includes an operating historic hotel, restaurant and a bar. In 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators while retaining ownership. The initial term of the lease agreement was effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

Financial information for each of our segments is disclosed in Note 12 to the consolidated financial statements.

Comstock Mining
Comstock District
Land Position
N
Legend
Fee Lands
Patented Claims
Unpatented Claims
Unpatented Claims 2017
Feet
0 750 1,500 3,000
1 inch = 3,356 feet
As-of: 12-31-17

Figure 1 - Comstock Mining's Land Position in the Comstock District

Current Projects

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Lucerne resource area (including surface and underground exploration) and the Dayton resource area. We are working to develop comprehensive exploration plans for the remaining areas, which include the Spring Valley group, Occidental group, and Gold Hill group of exploration targets. Exploration activities will proceed subsequent to and in some cases concurrent with the ongoing exploration and development of the Lucerne and Dayton resource areas.

The Lucerne resource area has been the primary focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing less than three percent of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities and ongoing exploration program, and the Company holds the key mining permits required to resume surface or underground mining this area.

Our Lucerne exploration activities included open pit gold and silver test mining from 2004, through 2006, and from late 2012 through 2016. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Lucerne mine.

On October 3, 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”). Under the terms of the Option Agreement, Tonogold has certain rights to participate in certain activities, including engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on certain properties within the Lucerne resource area (the “Lucerne Property”). If all obligations and prerequisites are satisfied and subject to compliance with the Option Agreement, Comstock and Tonogold may effect a joint venture for the future development and mining of mineral resources in the Lucerne Property.

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making $20 million in capital expenditures on the Lucerne Property within 42 months following signing of the Option Agreement. If Tonogold meets all of the prerequisites, Tonogold is also granted the option to purchase 51% of certain equipment and property located at the Company’s American Flat property for an additional purchase price of $25 million.

The Dayton resource area is south of Virginia City in Lyon County, Nevada. It generally includes the historic Dayton, Kossuth and Alhambra patents, including the old Dayton Consolidated mine workings, south to where the Kossuth patent crosses State Route 341. The historic Dayton mine was the last meaningful underground mining operation in the Comstock District, before being closed after the War Production Board promulgated Limitation Order L-208, 7 F. R. 7992 on October 8, 1942, that closed down all gold mining operations in the United States and its territories. The Dayton resource area ranks as one of the Company’s top exploration and potential mine development targets. In January 2014, the Lyon County Board of Commissioners approved strategic master plan and zoning changes on the Dayton, Kossuth and Alhambra mining patents and other properties located in the Dayton resource area, enabling a more practical, comprehensive feasibility study for mining. Geological studies and development planning are currently underway utilizing data from extensive metallurgical testing and assessment during 2017, 30,818 feet of drilling completed in 2015, geophysical analysis and interpretation completed in 2013 and extensive geological data from pre-2013, drill programs.

The Spring Valley group of exploration targets lies at the southern end of the Comstock District, where the mineralized structures, trending to the south from the Dayton resource area, lie mostly concealed beneath a veneer of sediment gravels. The area includes the Kossuth patented claim south of State Route 341, the Dondero patented property, the Daney patented claim, the New Daney lode mining claims, and the Company’s placer mining claims in Spring Valley and Gold Canyon.

The Occidental group and Gold Hill group of exploration targets represent longer-term exploration target areas that contain many historic mining operations, including the Overman, Con Imperial, Caledonia, and Yellow Jacket mines. We believe that our consolidation of the Comstock District has provided us with opportunities to utilize the historical information available to identify drilling targets with significant potential.

Our Comstock exploration activities included open pit gold and silver test mining from late 2012 through 2016. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Comstock Lode Project.

Employees

As of December 31, 2017, we have 12 full-time employees, inclusive of our general and administrative function.

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

Comstock Mining Inc.
Attention: Mr. Timothy D. Smith, Principal Accounting Officer
PO Box 1118
Virginia City, NV 89440

Principal Markets

We sell our gold and silver production on world markets at prices established by commodity markets. These prices are not within our control. We did not have any production or revenue in our mining segment during 2017, and we had $0.1 million of revenues in our real estate segment for the year ended December 31, 2017. We had an operating loss of $8.9 million in our mining segment and an operating profit of $30,590 in our real estate segment, respectively, during the year ended December 31, 2017. We had total assets of $25.5 million and $5.4 million in our mining and real estate segments, respectively, as of December 31, 2017. See Note 12 to our audited consolidated financial statements for additional information regarding our segments.

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

The Nevada Revised Statutes (NRS) 519A to 519A.280 and Nevada Administrative Code (NAC) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7.4 million, including, $7.1 million for BMRR and $0.6 million of additional reclamation surety bonding primarily with Storey County. For the years ended December 31, 2016, and 2015, the Company had provided estimates and surety bonds in the amounts of $11.6 million and $8.6 million, respectively.

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and has signed a corporate guarantee. The cash collateral percentage held on deposit by Lexon is typically 32.7% or less of the current bond amount. The current bond amount with the State and County is $7.4 million and at December 31, 2017, $2.5 million of collateral was held on deposit.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties and the attraction and retention of human capital. Such competitors may have substantially greater financial resources than we do.

History

The Company began acquiring properties and developing projects in the Comstock District in 2003. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004 through 2006 from our Billie the Kid mine and American Flat heap leach processing facilities. Our test mining activities were concluded in January 2007, when based on our longer-term production plans, we prioritized land consolidation and mine planning.

After five years of intensive geological mapping and interpretation, drilling, resource modeling and mine planning, the Company restarted mining operations in the third quarter of 2012 and resumed pouring doré bars of silver and gold in September 2012. The Company produced 59,515 ounces of gold and 735,252 ounces of silver from September 2012 through December 2016. The Company completed leaching from its existing leach pads in December 2016, and has since focused on exploration and development activities, primarily in the Lucerne and Dayton resource areas.

Customers

Substantially all mining revenues recorded to date relate to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The real estate segment has numerous customers and is not dependent on any one customer.

Financing Events

In April 2017, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $7.25 million in shares of the Company's common stock and filed a prospectus supplement to its existing shelf registration statement for the purchase of up to $3.25 million in shares of the Company’s common stock from time to time, at the Company’s option, limited to $0.75 million per month, subject to certain volume and pricing restrictions. On December 28, 2017, the Company filed a second prospectus supplement to its existing shelf registration statement for the purchase of up to $4 million in shares of the Company's common stock, from time to time, with similar terms under the Purchase Agreement. During 2017, the Company received net proceeds of $3.15 million from the sale of shares under the Purchase Agreement and has $4.1 million available as of December 31, 2017.

Effective June 28, 2016, the Company entered into a sales agreement with IAA with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. During 2017, and 2016, the Company received net proceeds of $4.1 million, and $0.5 million, respectively, under the ATM Agreement, and has $0.3 million available as of December 31, 2017.

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

If we are unable to find, effectively develop, mine, recover and sell adequate quantities of gold and silver, it is unlikely that the cash generated from our internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

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

Our mining properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow and other precipitation in the winter, which could at times hamper accessibility depending on the winter season precipitation levels. As a result, our exploration and mining plans could be delayed for several months each year. Such delays could affect our anticipated business operations and increase our expenses.

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

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not be able to generate a profit on the sale of gold or other minerals because we have limited control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of the grade of the mineralized material mined for production, and metallurgy and exploration activities in response to the physical shape and location of the mineral deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we produce will be sufficient to recover our investment and operating costs.

We do not have proven or probable reserves. Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling, analysis and engineering. Any sums expended for additional drilling, analysis and engineering may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration and mining activities and not with the purpose of establishing proven and probable reserves. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are subject to uncertainty due to several factors, including the quantity and grade of the mineralized material, metal prices and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the estimated value of such mineralized material (regardless of the quantity) will vary depending on metal prices. Any material change in the estimated value of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to recover our investment and operating costs.

The cost of our exploration and acquisition activities is substantial, and there is no assurance that the quantities of minerals we discover or acquire will justify commercial operations or replace reserves (to the extent reserves are established in the future).

Mineral exploration, particularly for gold and other precious metals, is highly speculative in nature and frequently is nonproductive. There can be no assurance that our exploration and acquisition activities will be commercially successful. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the mineralized material, and in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mining companies must continually replace mineralized material or reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

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

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2017, we have no open hedge positions.

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

The estimation of the ultimate recovery of gold and silver is subjective. Actual recoveries may vary from our estimates.

We utilize the heap leach process to extract gold and silver from mineralized material. The heap leach process extracts gold and silver by placing mineralized material on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of the mineralized material placed on the leach pad. The final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Resource and other mineralized material statements are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the mineralized material and recoverability of metal in the mining process.

Our reports of mineral resources, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral resources and corresponding grades. Until mineral resources and other mineralized materials are actually mined and processed, the quantity of mineralized material and grades must be considered as an estimate only. In addition, the quantity of mineral resources and other mineralized materials may vary depending on metal prices. Any material change in the quantity of mineral resources, other mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our mining production depends on the availability of sufficient water supplies.

Our mining operations require significant quantities of water for mining, processing and related support facilities. Most of our mining operations are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies.

Cost estimates and timing of new projects are uncertain, which may adversely affect our expected production and profitability.

The capital expenditures and time required to develop and explore our properties, including the Lucerne Mine and Dayton resource areas, are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, energy, transportation, equipment, and infrastructure;

•	changes in input commodity prices and labor costs;

•	fluctuations in currency exchange rates;

•	availability and terms of financing;

•	changes in anticipated tonnage, grade and metallurgical characteristics of the mineralized material to be mined and processed;

•	recovery rates of gold and other metals from the mineralized material;

•	difficulty of estimating construction costs over a period of a year;

•	delays in completing any environmental review or in obtaining environmental or other government permits;

•	weather and severe climate impacts; and

•	potential delays related to social, political and community issues.

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

At the state level, mining operations in Nevada are regulated by the Nevada Division of Environmental Protection ("NDEP"). Nevada state law requires our Nevada projects to hold Nevada water pollution control permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada reclamation permits required under Nevada law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

Substantially all of our land holdings are within the Carson River Mercury Superfund Site (CRMS) Study Area and portions are within the risk area boundaries identified by NDEP and the United States Environmental Protection Agency (USEPA). These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements in these areas, the Company conducts soil sampling pursuant to a plan that has been approved by NDEP. This sampling is intended to demonstrate the absence of contamination before mining, processing or other operations in that area. If contamination above agency-established levels of concern is encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area, remove the materials for disposal, or cover the area with clean fill material. Through this sampling program and, if necessary, removal of contaminated materials, the Company intends to enable NDEP and USEPA to better define the Carson River Superfund Site and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. NDEP and USEPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies or that future changes in CRMS-related requirements will not negatively affect our operations.

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

BLM requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act ("NEPA"). Any submission or significant modification to a plan of operations may also require the completion of an environmental assessment or Environmental Impact Statement ("EIS") prior to approval.

The Company’s costs of close- down, reclamation and rehabilitation could be higher than expected.

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

We may not be successful in selling off non-mining related assets.

Our short-term plans include the sale of non-core, non-strategic, non-mining assets. The success of these plans depends on the market prices and demand for the purchase of such assets. We may not be able to generate sufficient funds from the sale of these assets to pay off our indebtedness or offset our other liquidity needs.

Our substantial indebtedness and payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.

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

Our ability to make required payments of principal and interest on our debt will depend on our future performance and the other cash requirements of our business. Our performance is subject to general economic, political, financial, competitive, and other factors that are beyond our control in addition to challenges that are unique to the Company. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness and lease obligations.

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

If we are unable to maintain the listing standards of the NYSE American, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

Our common stock is traded on the NYSE American. To maintain our listing on the NYSE American, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE American’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

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

Based on filings made with the SEC, Mr. John V. Winfield, and entities that he controls (the “Winfield Group”) own 10,135,648 shares of the Company’s common stock, or 20.4%. Separately, Van Den Berg Management, Inc. owns 5,588,077 shares of the Company’s common stock, or 11.2%. Because of this concentrated stock ownership, the Company’s largest shareholders could be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The Operating Agreement of Northern Comstock LLC requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern

Comstock LLC joint venture. The Operating Agreement requires that the remaining capital contributions, totaling $7.95 million at December 31, 2017 continue until September 2027, unless prepaid by the Company.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 790,000,000 shares of common stock, of which 47,236,103 shares were issued and outstanding as of December 31, 2017, and 50,000,000 shares of preferred stock, of which no Preferred Shares are issued or outstanding as of the December 31, 2017. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

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

 Item 2. Properties

The Comstock District

Location, Access, and Title to the Property

The Company and its subsidiaries own or control property located in Storey and Lyon Counties, Nevada. The property is located predominantly in the Comstock and Silver City districts, just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock District has been the focus of our efforts since 2003.

Our mineral estate in the Comstock District and surrounding area consists of patented mining claims, unpatented mining claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property. This includes 110 patented and 382 unpatented mineral lode claims, as well as 39 unpatented placer claims. The Company holdings consist of approximately 9,272 acres of mining claims and parcels. The acreage is comprised of approximately 2,347 acres of patented claims (private lands) and surface parcels (private lands), and approximately 6,925 acres of unpatented mining claims that the BLM administers.

Comstock District Mineral Leases
Comstock Mining Inc.
Lyon & Storey Counties, NV
as of December 2017
Feet
0
2,500
5,000
10,000
Patented Claims & Fee Lands
Comstock Mining Inc.
Fred Garrett
Comstock Real Estate Inc. (Gold Hill Hotel)
North Comstock JV
NCJV (DWC)
NCJV (Sutro)
NCJV (VCV)
Railroad and Gold LLC
Unpatented Mining Claims
Comstock Mining Inc.
James Obester
New Daney Company Inc.
North Comstock JV
Railroad and Gold LLC
Renegade Mineral Holdings LLC
N
Virginia City
Silver City
Mount Grosh
Flowery Ridge
Kate Peak
Wakefield Peak
Basalt Hill
Spring Valley
Gold Creek
Dayton Toll Rd
US-50-E
STOREY
LYON
WASHOE
Sources: Esri, HERE, DeLorme, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo,

Figure 2 - Comstock Mining's Property and Mineral Leases in the Comstock District

The Company holds the following mineral leases, as shown in Figure 2:

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

New Daney - Lease

On June 2, 2010, we entered into a mineral exploration and mining lease agreement with New Daney Company, Inc. covering seven unpatented lode claims. These claims are located in Lyon County and are contiguous with the Company’s Spring Valley mineral holdings. All production from the property is subject to a 3% NSR. Once permits have been obtained to put the property into production, lease payments will be treated as advance royalties, which will be credited against the NSR. The Company makes advance minimum royalty payments of $200 per month. The lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis. The lease was amended December 18, 2015 to extend the lease through 2020, and to include an option to purchase the claims, including the NSR, for $100,000.

Renegade Mineral Holdings - Lease

On October 14, 2010, we acquired twenty-six unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County, Nevada. The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode. These claims adjoined and extended the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease has an initial term of three years and, in the event we determine that exploration results warrant further development, then the term can be extended initially for two additional six-year terms and then continuously thereafter as long as the Company is producing on property adjacent to or in the vicinity of these claims. The agreement includes a 3% NSR from production with the gold price capped at $2,000 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims. The lease was amended in October 2013 to formally extend the lease for the first additional six-year term. The lease still provides for a second additional six-year term, and then continuously thereafter.

Northern Comstock LLC- Joint Venture

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

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro and the VCV leases to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in each annual period from 2010 to 2013, and contributes its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provided that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company would make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances).

On August 27, 2015, the Company signed an Amendment to the Operating Agreement with Northern Comstock LLC. The Amendment resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The Operating Agreement requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock joint venture. The Operating Agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company.

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

Mineral production from the DWC Property is subject to a 1% NSR royalty payable to Mr. Art Wilson. Mineral production on the Sutro Property is subject to a royalty of 5% NSR. Mineral production from the VCV Property is subject to a 5% NSR royalty. The Company makes advance minimum royalty payments of $1,000 per month on the Sutro Property and $6,000 per year on the VCV Property leases. Each lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

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

New Claims

The Company completed a study of lands open to mineral entry near the Company's Dayton resource area and Spring Valley exploration targets. Thirty lode claims were located, perfected and filed with Lyon County and the Bureau of Land Management in 2017. The recently staked lode claims were positioned adjacent to the Company’s Wonder and Amazon patents, to control lands hosting favorable geology and provide an additional contiguous corridor to our northern land holdings located west of State Route 341. The block of new claims adds approximately 470 net acres to the Company's already significant land position in the historic Comstock District. Exploration efforts can now be expanded to include the new, adjacent claims.

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

Present Condition of Property and Work Performed

We have completed extensive geological mapping, sampling, and drilling on a limited portion of the Comstock District mineral property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning, and economic analysis, and have produced internal reports of our mineralized material inventory. We conducted test mining operations from 2004 through 2006 and from 2012 through 2016. However, we have not established reserves that meet the requirements of SEC Industry Guide 7. Therefore, any activities that we perform on our lands and claims are considered exploratory in nature, including test mining.

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

From 2007 through 2016, the Company drilled 997 RC and core holes in the Lucerne resource area, totaling 370,522 feet. The Lucerne geologic database now contains 1,850 holes totaling 473,224 feet, including 2004-2005, drilling by the Company and previous drilling by other mining companies.

Mineralization in the Lucerne resource area is located in the historic mine sites of the Lucerne open-cut, Justice, Keystone, Silver Hill, Hartford, Billie the Kid, and Woodville. The mentioned historic mines extracted precious metals from mining vein material from the northwest striking Silver City fault zone. Detailed studies by our geologic staff have identified within the Silver City fault zone four definitive sub-parallel northwest striking mineralized structures. The spacing between each of these structures is approximately 100 to 150 feet. Currently, definition and infill drilling on 50 to 100 foot centers has confirmed gold and silver mineralization over a strike distance of approximately one mile along the Silver City fault zone. Mineralization is open-ended to the north and south along strike and down-dip to the east, including the Chute Zone in the eastern portion of the Lucerne resource area.

Our geologists have also identified structurally complex zones developed within the Silver City fault zone that have enhanced precious metals grade of contiguous mineralization averaging 0.10 gold ounces per ton extending approximately 200 feet. The structural complexity is explained by a series of northeasterly striking structures that represent a separate, later mineralizing event intersecting with the northwesterly striking assembly of Silver City fault zone structures.

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

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history. From our first acquisition in the Comstock District, we have accumulated a vast collection of historic reports and maps on properties in the district. The data collection has been transformed into digital files with two-dimensional and three-dimensional presentation capabilities. Our exploration efforts in the past have been focused primarily upon the Lucerne and Dayton resource areas. We have conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 9,272-acre land position.  Going forward the Company will continue ongoing exploration and development programs in the Lucerne and Dayton resource areas and expand the exploration to underground mineral targets. This will include but not be limited to further compilation and review of historic surface and sub-surface geology, geochemical and geophysical investigations and drilling.

Dayton Resource Area

The Company plans to conduct definition drilling and geotechnical core programs within the Dayton resource area. The Dayton southern expansion program includes exploration and definition drilling of targets identified by the conventional percussion drill program, magnetic, IP and resistivity geophysical surveys.

The Company plans to advance the Dayton resource area to full feasibility, with a production ready mine plan within the next two years. The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton resource area are projected south into Spring Valley. Economic gold mineralization has been intercepted in several wide spaced drill holes conducted during prior Spring Valley drilling programs. Over the past several months, the technical staff has identified multiple drill targets within several specific locations that encompass the Dayton resource area and Spring Valley. The new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology. The Company's long-term plan is to further develop the Lucerne resource area and the Dayton Spring Valley complex, while advancing plans for exploring the remaining historic mining areas, which include the Occidental group and Gold Hill group of exploration targets.

The geologic and engineering team completed underground mapping, sampling, and surveying in a number of historic mine tunnels on and near the Dayton resource area. Several historic mines operated in the Dayton area, leaving access to multiple structures from underground. Some historical adits have remained open or have been uncovered by the Company. Where accessible, the workings were inspected; geology mapped and mineralized material sampled. Once sampling was completed, the workings were surveyed to document the size of the mine workings, the location of the openings and location of the samples. The samples were then assayed at the Company’s in house metallurgical laboratory for gold and silver.

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

Dayton Hydrologic Study

A Reverse Circulation ("RC") drill program was designed to support the Water Pollution Control Permit application. The initial program would require fourteen drill sites to evaluate the hydrological regime of the mine location and an additional five drill holes for the proposed process facility.

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

Spring Valley

Spring Valley is located south of the Dayton resource area and south and east of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Limited drilling in Spring Valley has intercepted altered volcanic host rocks and identified several mineralized zones. Selected drill hole intercepts are highlighted (see Figure 4 in the Exploration section of the Management Discussion and Analysis). The expanded exploration program for Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (see Figure 5 in the Exploration section of the Management Discussion and Analysis). The targeted area has a total strike length of approximately 8,000 feet.

Occidental

The Occidental vein is a sub parallel vein system to the Comstock Lode and is considered by the Company to be an underexplored, potentially significant exploration target. The Occidental has also been historically referred to as the Brunswick Lode, with historic production records reporting 25,000 tons mined and processed from 1868 to 1894, at an average grade of approximately 0.75 opt gold equivalent. The underground workings were relatively shallow (350 ft) compared to some of the Comstock Lode mines that were developed to depths in excess of 3,000 feet. The Occidental vein system, spanning patented and unpatented claims, has a measured strike length of over 7,600 feet, on land controlled by the Company. Detailed geologic assessment combined with new technological advances in 3-D geophysical surveys will be reviewed to best define future drilling and development plans for this exploration target.

Gold Hill

The northern Comstock underground targets of the Gold Hill Group will be prioritized and exploration proposals will follow. Several locations in the Gold Hill Group have been selected for a focused underground development evaluation. The historic mining record of the area has multiple accounts of mining activity and production prematurely halted. The reasons for halting the historic mining activity have been documented by reports describing litigation, unfavorable rock conditions and economic mineralization crossing claim boundaries owned by other mining companies of the time. The Company now controls the contiguous lands of the Gold Hill group and has an opportunity to explore the mineral potential of this area more cost effectively by utilizing knowledge gained from the review of the historical records.

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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”).

Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. In April 2015, the District Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. On December 9, 2015, Appellants filed their Opening Brief in the Nevada Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016, the Company and the Commissioners jointly filed an Answering Brief. Briefing in the Nevada Supreme Court was completed with the Appellants’

filing of a Reply Brief on March 3, 2016. An oral argument before a three-judge panel of the Nevada Supreme Court took place on September 14, 2016.

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim and indicated that it would set the matter for a final hearing in mid-March 2018. To date, CRA has not conducted any discovery. The Company and the Lyon County District Attorney look forward to positive resolution of CRA's lone remaining claim.

Refer to the relevant portions of Note 17 of the Financial Section of this report for additional information on legal proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE American exchange under the symbol “LODE.” The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2017
Fourth Quarter	$0.94	$0.21
Third Quarter	$1.35	$0.75
Second Quarter	$1.20	$0.65
First Quarter	$1.55	$1.10

2016
Fourth Quarter	$1.80	$1.00
Third Quarter	$2.30	$1.75
Second Quarter	$2.40	$1.65
First Quarter	$3.00	$1.85

The last reported sale price of our common stock on the NYSE American on February 15, 2018, was $0.34 per share. As of February 15, 2018, the number of holders of record was approximately 519.

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

The following graph compares our cumulative total stockholder return from December 31, 2011 with those of the NYSE American Composite Index and the Market Vectors Gold Miners Index. The graph assumes that U.S. $100 was invested on December 31, 2011 in (1) our common stock, (2) the NYSE American Composite Index and (3) the Market Vectors Gold Miners Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance. .
Comparison of 5-Year Cumulative Total Return
among Comstock Mining, the NYSE American Composite Index
and the Market Vectors Gold Miners Index.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
LODE	100.00	99.11	40.71	19.62	13.08	3.88
NYSE American Composite Index	100.00	133.43	140.64	131.72	145.61	167.90
Market Vectors Gold Miners	100.00	39.46	32.84	23.99	35.62	39.88

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

Item 6. Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
REVENUES
Revenue - Mining	$—	$4,944,627	$18,245,633	$24,736,929	$24,103,013
Revenue - Real estate	104,329	125,590	247,217	846,432	723,574
Total revenues	104,329	5,070,217	18,492,850	25,583,361	24,826,587

COST AND EXPENSES
Costs applicable to mining revenue	3,392,092	4,505,811	10,652,372	19,126,632	26,495,665
Real estate operating costs	73,739	182,423	342,634	1,260,972	1,117,225
Exploration and mine development	1,130,567	4,561,905	6,958,636	2,658,473	3,012,790
Mine claims and costs	1,003,070	1,125,989	1,299,823	2,393,722	2,596,650
Environmental and reclamation	787,496	1,309,901	2,054,447	2,464,314	2,895,552
Land and road development	—	79,461	2,857,720	—	—
General and administrative	2,595,331	3,518,071	6,752,731	6,371,954	9,641,507
Total cost and expenses	8,982,295	15,283,561	30,918,363	34,276,067	45,759,389

LOSS FROM OPERATIONS	(8,877,966)	(10,213,344)	(12,425,513)	(8,692,706)	(20,932,802)

Total other income (expense), net	(1,698,212)	(2,751,360)	1,971,086	(946,067)	(414,218)

NET LOSS	(10,576,178)	(12,964,704)	(10,454,427)	(9,638,773)	(21,347,020)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	—	(5,452,445)	(3,672,785)	(4,016,705)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,576,178)	$(12,964,704)	$(15,906,872)	$(13,311,558)	$(25,363,725)

Net loss per common share – basic	$(0.26)	$(0.37)	$(0.72)	$(0.85)	$(2.09)

Net loss per common share – diluted	$(0.26)	$(0.37)	$(0.72)	$(0.85)	$(2.09)

Total assets	$30,963,913	$33,843,031	$43,212,891	$46,455,872	$43,999,996
Long-term debt and capital lease obligations, including current portion	10,262,953	9,470,295	13,297,549	11,598,483	7,907,474
Total stockholders’ equity	11,865,099	14,416,589	18,759,470	22,241,100	20,243,748

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the year ended December 31, 2017, as well as our future results. It should be read in conjunction with the consolidated financial statements and accompanying notes also included in this Form 10-K.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and additional mining, commercial and industrial properties located in Storey and Lyon Counties, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, near Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

The Company and its subsidiaries now own or control approximately 9,272 acres of mining claims and parcels in the broader Comstock District and surrounding area. The acreage is comprised of approximately 2,347 acres of patented claims and surface parcels (private lands) and approximately 6,925 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology of the project area through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We use such data in conjunction with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

The Company continues evaluating and acquiring properties, expanding its footprint and evaluating all of our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible, including mine plans for both the Lucerne and Dayton resource areas, with both surface and underground development opportunities.

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. The Company’s headquarters is on American Flat road, immediately north of the Lucerne resource area. The heap processing facility is in American Flat, approximately three quarters of a mile west of the Lucerne mine.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company ceased mining in 2015 and concluded processing in 2016, and accordingly did not have any gold or silver production or mining revenue during 2017. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

 Our Team

We believe we have exceptional mine engineering, geological, metallurgical, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2017, we have 12 full-time employees. In addition, we have strengthened our system through agreements and relationships with certain key partners.

Corrado De Gasperis, President and CEO of the Company since April 2010, and appointed to the Board of Directors in June 2011. In September, 2015, Mr. De Gasperis also assumed the role of Executive Chairman of the Board. He brings over 30 years of industrial metals and mining manufacturing, operation and financial management, and capital markets experience. Previously, he served as the Chief Executive Officer of Barzel Industries Inc. (formerly Novamerican Steel Inc.) from April 2006 through September 2009. Barzel operated a network of 15 manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to a variety of industries, including construction, infrastructure development and mining. From 2001 to 2005, he served as Chief Financial Officer of GrafTech International Ltd., a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000. From 1987 to 1998, Mr. De Gasperis was a certified public accountant with KPMG LLP. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served major clients like General Electric and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors. Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a Director of Comstock Real Estate, Inc. (formerly Gold Hill Hotel, Inc.) He is also a Member of the NYSE Markets Advisory Committee, the Northern Nevada Development Authority, and the Northern Nevada Network.

Timothy D. Smith, Chief Accounting Officer since October, 2017. Mr. Smith has served as the Chief Operating Officer of the San Mateo County Event Center since October 2014.  His duties included the preparation and presentation of monthly financial reports to the Board of Directors and Managers, as well as day to day accounting functions including payroll, payables, receivables, inventory control, internal audit controls and audit compliance.

From March 2011 to October 2014, Mr. Smith served as President and CEO of his own firm Smith Hospitality Consultants, LLC, providing solutions to complex finance, operational matters, special projects and internal control/work flow along with acquisitions and compliance for the hospitality and gaming industry. Prior to founding his own firm, he served in various roles of increasing accounting or operating responsibility including his tenure as a Finance Director and Comptroller at various locations of Hilton Hotels Corporation from April 1977 to September 1996. From March 1999 to March 2011, Mr. Smith served as VP of Finance for the Reno-Sparks Convention and Visitors Authority. During his tenure, Mr Smith oversaw the financing of the expansion and renovation of the Reno-Sparks Convention Center.

Laurence G. Martin, Director of Exploration & Mineral Development since 2010, and Chief Geologist since 2008. He brings over 38 years of successful precious metals exploration, mine development and production experience. He participated and supervised exploration projects in Northwest Territories, Canada, Liberia, West Africa, Mexico, Honduras, and areas within the western region of the United States. Mr. Martin’s production experience is exemplified by supervisory positions in the following Nevada mines: Manhattan, Borealis, Hog Ranch, and Denton-Rawhide.

Mr. Martin’s geologic technical expertise overlapped into the environmental and civil engineering disciplines of geology. He was instrumental in the evaluation of geologic design parameters at the proposed nuclear repository site located at Yucca Mountain, Nevada. Mr. Martin participated in the geo-technical evaluation of the environmentally sensitive sites of Hanford Nuclear Reservation, Washington and Anniston military depot, Alabama; and the rock product dam project, East Side Reservoir Project, California. Most recently, Larry’s focus has been in Nevada precious metals exploration projects including: the Sleeper Gold Project and, currently, the Comstock District. Mr. Martin received his Bachelor of Science in Geologic Engineering from Colorado School of Mines in 1978. He is a Qualified Person (QP) and a Certified Professional Geologist (CPG) accredited by American Institute of Professional Geologists (AIPG). Mr. Martin is a certified expert witness by the 9th District Appellate United States Federal Court in the categories of Exploration and Structural Geology.

Michael Norred, Director of Strategic Planning and Resource Development since December 2017, and in various similar roles from 2007 to 2013. He brings over 38 years of experience in resource modeling, open pit mine design, geological database management and software development. His geological modeling experience includes precious metals, base metals, industrial minerals, coal, oil and gas. Mr. Norred received his Bachelor of Science in Mining Engineering from the Colorado School of Mines in 1978, and was named Colorado School of Mines Young Alumnus of the Year in 1987. He is a Qualified Person (QP) as defined by Canadian National Instrument 43-101, and is qualified in Federal Court as an expert witness in open pit mine modeling. As a QP, he has authored or contributed to 43-101 and JORC compliant technical reports.

Mr. Norred is also the founder of Techbase International, Ltd, where he has served as President since 1982. He designed and led a team of programmers to develop the Techbase engineering database management package. He successfully commercialized the software and served and supported users world-wide. He enabled clients in the implementation of robust modeling and database management and the development of internal processes and procedures for a variety of projects and industries.

Previously with Comstock Mining from 2007 to 2013, Mr. Norred served first as a consultant and then as Vice President of Strategic Resource Planning. He designed and led the effort to analyze and incorporate an unprecedented amount of historical and modern data into a comprehensive geologic database of the Comstock District. He implemented QA/QC protocols, built procedures, trained and coordinated geologic staff, and kept the database updated through five years of field work and drilling, which added over 400,000 feet of drill results.

Scott Jolcover is the Company's Director of Health, Safety and Environmental and Site General Manager. He has been in mining for nearly 35 years and with Comstock Mining since 2010. His prior mining experience includes working on the historic Comstock Lode with Gold Springs Inc. and Plum Mining Inc. since 1996. Scott manages major commercial transactions, including all land, water and major purchases and acquisitions. Scott has former real estate experience and worked as a licensed agent. He is also currently Chairman of the Virginia City Tourism Commission.

Exploration & Development

District-wide

The Company's long-term plans contemplate the exploration and development of specific, identified geological target areas across the District, which the Company has grouped into the Lucerne and Dayton resource areas, and the Spring Valley group, Occidental group, and Gold Hill group of exploration targets. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver. Refer to Figure 3.

Gold Hill Group
Con Imperial
Yellow Jacket
Kentuck
Crown Point
Belcher
Overman
Occidental Group
North Brunswick
Sutro Vent Shaft
Brunswick Incline
Upper Occ. Portal
Lower Occ. Portal
New York
New Caledonia
Justice
Keystone
Woodville
Holman
Lucerne Group
Hole 90
Succor
PQ
Chute
Oest
Dayton
SC Target
SC Extension
Dayton-SV Group
Spring Valley North
Amazon-Wonder
Spring Valley Mid
Spring Valley South
Gold Canyon Placers
Daney
District Targets
Legend
Vein Trace
Vein Interpolation
CMI Unpatented Claims
CMI Patent & Fee
N
0 1,000 2,000 4,000 Feet
1 inch = 2,000 feet

Figure 3 - General Overview of Priority Exploration Targets

Lucerne Resource Area

During 2016, the Company focused on exploration and development of certain properties within the Lucerne resource area primarily underground core drilling, underground drift (tunnel) development, and underground sampling into the Quartz Porphyry (“PQ”) and Succor geological targets. The Company encountered contiguous mineralized intercepts (10 to 40 feet) from bays 3 through 6 as it moved north of the Silver City/Succor structural intersection and within and bordering the PQ mass. The configuration of the longer and higher-grade intercepts occur along the hanging wall contact of the PQ intrusive mass within both the Alta Andesite and PQ host rocks. The intervals show continuity laterally and vertically along the structural contact.

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

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making capital expenditures on the Lucerne Property of $20 million by no later than 42 months following signing of the Option Agreement and payments of $2.2 million to the Company. In addition, if all conditions are met, Tonogold is also granted the option to purchase 51% of certain equipment and property located at the Company’s American Flat property for a purchase price of $25 million. Tonogold is also granted a right of first refusal if the Company elects, in its sole discretion, to sell certain mining properties.

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

The Option Agreement calls for a Technical Committee composed of three Tonogold participants and two Comstock participants to oversee all of the engineering, development, drilling and test-work activities, and others, towards completing a technical and economic feasibility assessment. The Technical Committee reviewed the initial phase of the proposed due diligence program during November 2017.

Dayton Resource Area

The Company plans to advance the Dayton Project to full feasibility, with a production ready mine plan within the next two years. The plan includes expanding the current resource at the Dayton resource area and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys (see Figure 4).

In-house Dayton engineering and mine planning have resulted in profiling various economic pit shells with multiple cutoff grade scenarios. Multiple layout plans for the mine and corresponding processing facilities have been conceptually developed and located on lands 100% privately held by the Company, thus simplifying and shortening the critical permitting chain. A definition drill plan is in place and is permitted. An expanded drill plan is currently being designed and detailed plans will be submitted to the regulatory agencies for permitting.

In addition to infrastructure and drill planning, we performed due diligence assisted by SRK Consulting. The due diligence resulted in confirmation of the scoping level mine plans and agreement on the conceptual processing layout. The

Company plans to conduct definition drilling and geotechnical core programs within the Dayton resource area, as previously described, and advance this area to full feasibility, with a production-ready mine plan within the next two years

The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton resource area are known to continue south into Spring Valley. Potentially economic gold mineralization has been intercepted in several wide spaced drill holes conducted during prior Spring Valley drilling programs. The technical staff has identified multiple drill targets within several specific locations that encompass the Dayton resource area and Spring Valley. The new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology.

Dayton - Spring Valley
Magnetic Geophysics
Legend
CMI Unpatented Claims
CMI Patent & Fee
Dayton Exploration Holes
Percussion Holes (<82' depth)
MAG LO
MAG MID
MAG HI
N
Feet
0 300 600 1,200
1 inch = 600 feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 4 - Dayton -Spring Valley Magnetic Geophysics

Dayton - Spring Valley Group Targets

Spring Valley is located south of the Dayton resource area and south and east of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones, the global Dayton resource foot print is outlined with reference to the technical report authored by Behre Dolbear in January 2013. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (Figure 5), with a potential strike length of approximately 9,600 feet.

Dayton - Spring Valley Targets
Legend
CMI Mining Claims
CMI Private Ground
N
Feet
0
800
1,600
3,200
Behre Dolbear
(Jan. 2013)
Resource @ 0.020 opt Au Cutoff
7.9 M tons
0.042 opt, 330,000 ounces Au
0.231 opt, 1.8 M ounces Ag
SC Target
SC Target Extension
Spring Valley North
Spring Valley Mid
Spring Valley South
Daney

Figure 5 - Dayton and Spring Valley Group Targets

The technical staff reviewed historic geologic and geophysical studies and prior drill programs that focused upon the Dayton resource area and extensions south into Spring Valley. The few drill holes that were completed in Spring Valley intercepted altered Miocene volcanic rock known to host the economic mineralization of the Dayton resource. Specific drill holes that encountered highly mineralized zones are highlighted on Figure 4. Collectively, several specific locations were selected and are targeted for future drilling. The Dayton resource area has open ended economic mineralization requiring additional drill holes to delineate the geometry for mine planning. South of the Dayton resource area the limited drilling coupled with the geophysical interpretation indicates the targeted exploration model extends an additional 8,000 feet (length of geophysical magnetic survey) into Spring Valley.

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

Combining the underground study with the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys (Figure 4), new targets have been generated based on the Company's latest review of previous studies and current interpretation of the geology. The Dayton and Spring Valley southern expansion of exploration programs includes offset and definition drilling of these targets.

Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones. Selected drill hole intercepts are highlighted (see Figure 4). The mid-level magnetic lows define a zone (up to 500 feet wide) beginning at the Dayton resource and continuing southerly approximately 8,000 feet (length of geophysical magnetic survey) towards the Daney patent. The zone is further defined by the trace of interpreted north/south trending vein swarms depicted on Figure 6. In the Dayton resource area the increased density of the vein swarms with intersecting cross structures has been indicative to host the higher grades and larger volumes of economic mineralization. This scenario is part of the exploration model and has generated a multiple drill target environment.

The Spring Valley exploration program is designed to target areas that have similar magnetic signatures of known economic grade mineralization. The magnetic geophysical survey was further studied and a structural interpretation was developed that illustrated multiple cross cutting structures (colored green) that are oblique to the southerly projected north/south vein trend (colored red), refer to Figure 6. Though rare due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the structures and veins were derived by connecting these specific magnetic attributes as identified on each 25-meter spaced survey line. Similar structures have been identified in the Dayton resource area and were found to be important components for the development of economic grades of mineralization. Geologic mapping and sample analysis conducted on the surface and in accessible underground workings have identified the north/south and the crosscutting structures to carry gold and silver values with varying silver to gold ratios. Comparisons of selected sample geochemistry, the north/south veins commonly have a relatively higher silver to gold ratio.

Dayton - Spring Valley Magnetic Geophysics
Legend
Dayton Exploration Holes
Percussion Holes (<82' depth)
Veins - Jim Wright Interpretation
Structures
MAG HI
MAG MID
MAG LO
CMI Unpatented Claims
CMI Patent & Fee
N
Feet
0 300 600 1,200
1 inch = 600 feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 6 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures

The Company also recently completed metallurgical column tests on mineralized material from the Dayton resource area that contribute to the advancement of a full feasibility assessment for the mine, updating prior metallurgical test work and the technical resource report published in January 2013. During the second quarter of 2017, the Company conducted column tests of both cyanide and non-cyanide solutions. They established four, full metallurgical column tests, two cyanide and two non-cyanide, running parallel, that supports and advances the feasibility study for establishing proven and probable reserves at the Dayton resource area. The samples were crushed, agglomerated and loaded into four ten-foot columns for leach simulation. These simulations were conducted on-site, in the Company’s metallurgical labs, and are coordinated through Cycladex Inc., (“Cycladex”) a strategic investee, and funded by U.S. National Science Foundation grants.

The Cyanide columns yielded between 82-85% gold in just 25 days. The Company has already designed and established new column tests for the primary purpose of assessing the specific consumption of the new materials and material cost for processing.  This is important for assessing ultimate economic feasibility of these solutions.

These simulations will also be conducted on-site, in the Company’s metallurgical labs, and are still funded by U.S. National Science Foundation research grants. This updated metallurgical testing complement extensive metallurgical testing for the Dayton resource area that were previously published in 2011.

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

The Company completed mining operations in 2015. The leaching process continued through December 2016, when the Company determined that continued leaching was no longer economic. The Company mined and processed approximately 2.6 million tons of mineralized material from 2012 through 2016, producing 59,515 ounces of gold and 735,252 ounces of silver. The Company estimated recovery reached approximately 88.5% of the contained gold and 59.5% of the contained silver from the heap leach.

Operating Costs

During fiscal year 2017, cost applicable to mining revenue was $3.4 million, as compared to fiscal year 2016 of $5.7 million, and $4.5 million net of $1.2 million of silver by-product credits. This 40% reduction of cost applicable to mining revenue is primarily a result of the cessation of mining in December, 2016, with significantly lower labor and processing costs as the Company’s fully transitioned from surface mining activities back to exploration. Costs applicable to mining revenue in 2016, includes processing labor, processing maintenance, processing reagents and assaying costs, among others. Cost applicable to mining revenue includes $3.4 million and $2.6 million of depreciation for 2017 and 2016, respectively.

During the past 18 months and including the year ended December 31, 2017, the Company has also focused on reducing non-mining costs. The Company has aggressively implemented organizational changes consistent with our transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects. Accordingly, general and administrative costs and other non-mining costs, including mine claims and land costs, other real estate operating costs and environmental costs, have already declined $5.2 million as compared to 2016. In addition, the Company eliminated royalties on both the Dayton and Lucerne resource areas and simplified the capital structure, saving an additional $5.5 million over 2015, in dividends and payments associated with the former preferred share structure. The Company incurred approximately $0.3 million in severance costs during the year ended December 2016 and none for year ended December 31, 2017, in mining, mine support and general and administrative expenses, associated with organizational cost reductions.

Outlook

Our goal is to deliver up to $500 million of accretive share value (over $10 per share) by 2020, by acquiring, joint venturing, exploring and developing resources and reserves capable of sustaining production of more than 100,000 gold-equivalent ounces per annum. Our past efforts, especially during the past 18 months, have positioned us for this success. These production targets include both the Lucerne and Dayton Mine plans, with both surface and underground development opportunities.

Total operating expenses (excluding depreciation, amortization, and depletion expense) are expected to be $3.6 million in 2018. The Tonogold agreement, if the second phase is exercised, has the potential for reducing these annual operating expenses (excluding depreciation, amortization, and depletion expense) of $3.6 million, in 2018, by an additional $1.25 million. Interest expense is expected to be approximately $1.2 million for 2018. The Company expects to continue operating with approximately 12 employees, including expert land, permitting, geology and engineering professionals.

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

The Company has also commenced and plans on continuing metallurgical testing on Dayton mineralized materials and our existing leach pad materials, using both cyanide and non-cyanide alternative solutions to experiment on achieving the highest, most cost efficient processing for the Dayton and our other feasibility assessments. The Company has developed grade shells with higher average grades and believes the Dayton to have economically feasible potential and plans on developing those mine plans toward full feasibility during late 2018, with production plans following those efforts within the next two years.

The Company will report the results of the Lucerne exploration and development programs, in conjunction with Tonogold, and independently for Dayton exploration and development programs, as they become available.

Equity Raises

During the year ended December 31, 2017, the Company issued 9,464,764 shares of common stock through the Company’s at-the-market and equity purchase offering programs. Gross proceeds from the issuance of shares totaled approximately $7.3 million at an average price per share of $0.78.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2017, 2016 and 2015.

	2017	2016	2015	Difference 2017 versus 2016	Difference 2016 versus 2015
Revenue - mining	$—	$4,944,627	$18,245,633	$(4,944,627)	$(13,301,006)
Revenue - real estate	104,329	125,590	247,217	(21,261)	(121,627)

Costs applicable to mining revenue	3,392,092	4,505,811	10,652,372	(1,113,719)	(6,146,561)
Real estate operating costs	73,739	182,423	342,634	(108,684)	(160,211)
Exploration and mine development	1,130,567	4,561,905	6,958,636	(3,431,338)	(2,396,731)
Mine claims and costs	1,003,070	1,125,989	1,299,823	(122,919)	(173,834)
Environmental and reclamation	787,496	1,309,901	2,054,447	(522,405)	(744,546)
Land and road development	—	79,461	2,857,720	(79,461)	(2,778,259)
General and administrative	2,595,331	3,518,071	6,752,731	(922,740)	(3,234,660)
Loss from Operations	(8,877,966)	(10,213,344)	(12,425,513)	1,335,378	2,212,169
OTHER INCOME (EXPENSE)
Interest expense	(1,710,390)	(753,670)	(1,216,887)	(956,720)	463,217
Other income (expense)	12,178	(1,997,690)	3,187,973	2,009,868	(5,185,663)
Net Loss	$(10,576,178)	$(12,964,704)	$(10,454,427)	$2,388,526	$(2,510,277)

Mining revenue decreased by $4.9 million in 2017, as compared to the year ended 2016. The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for year ended 2017.

Real estate revenue was $0.1 million for the year ended December 31, 2017, consistent with the year ended December 31, 2016. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel operations. The Company retains ownership to the land and the Gold Hill Hotel properties while leasing the facilities and business to independent operators. Real estate revenue decreased $0.1 million from 2016 to 2015. This decrease is primarily from higher direct hospitality revenue in 2015, in addition to leasing revenue from the independent operators, whereas 2016 and 2017 consistently, reflects just the leasing revenue.

Real estate operating costs decreased $0.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This decrease primarily resulted from costs savings related to the leasing of the facilities and business to independent operators. Real estate operating costs decreased $0.2 million for the year ended 2016 compared to the same period in 2015. This decrease is primarily from leasing the hotel to independent operators.

Costs applicable to mining revenue decreased by $1.1 million for the year ended December 31, 2017, as compared to 2016. The 25% reduction resulted from lower processing costs and the reduction of substantially all the mining and processing staff consistent with ceasing processing operations in December 2016. Costs for the year ending in 2017, consisted solely of depreciation expense on temporarily idled mining equipment, processing facilities, and heap leach pads. Costs applicable to mining revenue decreased by $6.1 million for the year ended December 31, 2016, as compared to 2015. The decrease resulted from the completion of the Company’s first phase of mining and the transition toward the next phase of exploration and mine development resulting in lower mining and processing costs from the reduction of mining and processing staff.

Exploration and mine development decreased by $3.4 million in 2017, as compared to 2016. The decrease represents substantially all of remaining underground exploration and development costs incurred during the year ending in 2016, including the completion of the crosscut drift from the main PQ drift to the Succor vein system in Lucerne’s underground development, including approximately $1.8 million of depreciation expense associated with equipment used in that development, that did not recur in 2017. Exploration and mine development costs decreased by $2.4 million in 2016, as compared to 2015. The decrease is also the result of the majority of the exploration costs related to underground development activities and the completion of the Lucerne underground drifts being incurred in 215, with the remaining efforts occurring in the first two month of 2016.

Mine claim and costs decreased by $0.1 million for the year ended 2017, as compared to 2016, primarily due to lower lease payments. Mine claim costs consist of annual claim filing fees, lease payments and annual payments related to the Northern Comstock joint venture. Mine claim and costs decreased by $0.2 million for the year ended 2016, as compared to

2015. The operating agreement of Northern Comstock LLC was amended in the third quarter of 2015, resulting in significantly lower annual costs, of approximately $0.2 million per annum, in 2016 compared to 2015.

Environmental and reclamation costs decreased by $0.5 million in 2017, as compared to year ended 2016. The decrease is the result of lower environmental labor and lower asset retirement obligation depreciation. Environmental and reclamation expenses decreased $0.7 million for the year ended 2016, as compared to the year ended 2015. The decrease is the result of lower environmental consulting and lower third party expenses associated with engineering services and mine planning offset by an increase in costs of contract service fees to commence the underground drift and drilling, associated with the first underground exploration phase of a PQ target.

Land and road development cost were $0.1 million in 2016 and $2.9 million in 2015 due to the road realignment project that was successfully completed in 2016.

General and administrative expenses decreased by $0.9 million for the year ended 2017, as compared to the year ended 2016. The decrease is a result of lower payroll and administrative cost reductions, in line with targeted cost reductions.
General and administrative expenses decreased by $3.2 million for the year ended 2016, as compared to the year ended 2015. This decrease is primarily due to lower payroll costs of approximately $1.3 million, reduced fees, insurance and marketing of $0.6 million, reduced taxes of $0.5 million, lower legal and consulting fees of approximately $0.3 million, among other reductions, all in line with the cost reduction programs.

Interest Expense increased by $1.0 million for the year ended 2017, as compared to year ended 2016. The increase is a result of the refinancing of substantially all debt on January 13, 2017 with a Senior Secured Debenture which has a higher effective interest rate than the debt agreements refinanced. Interest expense decreased by $0.5 million in 2016 as compared to 2015. The decrease is the result of the reduction or payoff of various financing arrangements and loans.

Other Expense decreased by $2.0 million for the year ended 2017, as compared to year ended 2016. The loss in 2016 was caused by fair value adjustments recorded on make-whole provisions from common shares issued in 2016 as payment for certain debt obligations. The debt obligations were paid in full in January 2017. The increase of $5.2 million in 2016, as compared to 2015, primarily resulted from a reduction in a loss contingency of approximately $3.2 million that was included in other income in the consolidated statements of operation in 2015, and did not recur in 2016, and from other costs associated with property and equipment purchases.

Net loss was $10.6 million and $13.0 million for the years ended December 31, 2017, and 2016, respectively.
The decrease of $2.4 million in 2017 from 2016 was primarily the result of a $4.9 million decrease in revenue, offset by a $7.5 million reduction of all other operating expenses, including lower costs in all other categories. The increase of $2.5 million in 2016, from 2015, was primarily the result of a $13.3 million decrease in revenue as the Company began winding down the Lucerne mining activities, offset by a $10.9 million reduction of all other operating expenses, including $6.1 million in cost applicable to mining, $2.8 million for road development and net lower costs in all other categories.

 Liquidity and Capital Resources

Total current assets are $7.7 million at December 31, 2017. Cash and cash equivalents on hand at December 31, 2017 totaled $2.1 million. The Company’s current capital resources include these cash and cash equivalents and other working capital resources, certain planned, non-mining asset sales with expected net proceeds of over $14 million and other existing financing arrangements.

Effective June 28, 2016, the Company entered into a sales agreement with IAA with respect to an ATM agreement pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5 million. $4.2 million of shares were issued in 2017 and $0.5 million were issued in 2016. The Company had $0.3 million available to use under the sales agreement as of December 31, 2017. Effective April 2017, the Company also entered into a Purchase agreement with Leviston for the purchase of up to $7.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under either the ATM or Purchase agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares. As of December 31, the Company has issued shares to Leviston and received cash proceeds of $3.15 million. The Company had $4.1 million available to be used under the Purchase Agreement as of December 31, 2017.

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

Net cash used in operating activities for the year ended December 31, 2017 was $6.5 million as compared to net cash used of $2.6 million for the year ended 2016. The Company's use of cash in 2017, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The Company’s use of cash in 2016 was primarily related to underground drift and exploration expenditures, including the PQ and Succor targets and general and administrative expenses, somewhat offset by 2016 revenues. Our use of cash in 2015, included $2.9 million for the SR-342 road realignment project, $3.3 million costs related to underground drift and exploration and $2.0 million for a reduction of accrued liabilities, offset by positive cash flow from revenues in excess of costs associated with mining revenue due to lower operating costs associated with lower labor, blasting, fuel and lower equipment costs.

Net cash provided by investing activities for the year ended December 31, 2017, was $1.0 million, primarily from land, water rights, and equipment sales of approximately $1.1 million, offset by purchase of land, properties and equipment of approximately $0.1 million. Cash provided by investing activities for the year ended 2016, was $2.6 million, primarily from equipment sales of approximately $3.3 million, offset by purchases of land and properties of approximately $0.8 million.

Net cash provided by financing activities for fiscal year 2017 was $7.4 million, substantially all resulting from net proceeds of $7.1 million from the sale of common stock, $0.2 million option fee received from Tonogold Resources, Inc., and $9.4 million of proceeds from issuance of a Senior Secured Debenture, offset by pay-down of long-term debt obligations of approximately $9.2 million. Net cash used in financing activities for fiscal year 2016, was $1.4 million, comprised of net proceeds of $4.0 million from sale of securities, $0.6 million proceeds from an amended agreement with Auramet, and $0.3 million from proceeds from a short-term note, offset by the pay-down of long term debt obligations of approximately $6.3 million.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.

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

The Company has recurring net losses from operations and an accumulated deficit of $222.6 million as of December 31, 2017. For the year ended December 31, 2017, the Company incurred a net loss of $10.6 million and used $6.5 million of cash in operations. As of December 31, 2017, the Company had cash and cash equivalents of $2.1 million, current assets of $7.7 million and current liabilities of $1.1 million, resulting in net working capital of $6.6 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity, after consideration of fees due at the time of borrowing. The Company also has an at-the-market ("ATM") equity offering program with International Assets Advisory LLC ("IAA"), and an equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston"), with aggregate unused capacity of $4.4 million. These capital resources are in addition to certain planned non-mining asset sales.

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

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the ATM Agreement and Purchase Agreement, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the

Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

Contractual Obligations

Our contractual obligations at December 31, 2017 are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$14,974,577	$1,462,786	$13,511,791	$—	$—
Leases (2)	5,795,580	26,400	57,680	1,685,000	4,026,500
Reclamation and remediation obligations (3)	7,417,680	—	7,417,680	—	—
	$28,187,837	$1,489,186	$20,987,151	$1,685,000	$4,026,500

(1)	Amounts represent principal of $11.5 million plus estimated interest payments of $3.5 million, assuming no early extinguishment. See Note 9 to the Consolidated Financial Statements.

(2)
The Company leases certain properties under operating leases expiring at various dates through 2027. See Note 17 to the Consolidated Financial Statements. Amounts include minimum rental and minimum advance royalty payments.

(3)
We are required to mitigate long-term environment impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada State Environmental Commission and Division of Environmental Protection and other agencies have approved our most recent reclamation plans, as revised, of approximately $6.8 million. In addition, the Company placed a $0.6 million reclamation surety bond through the Lexon Surety Group (“Lexon”) and a $1.5 million with Storey County related to reclamation as of December 31, 2017. See Note 7 to the Consolidated Financial Statements.

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

Our risk associated with fluctuating interest expense is limited to other short-term obligations we may incur in our normal operations. The interest rates on our existing long-term debt borrowings are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Comstock Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
February 20, 2018

We have served as the Company’s auditor since 2011.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,066,718	$184,359
Assets held for sale, Net (Note 5)	5,363,403	5,894,220
Prepaid expenses and other current assets (Note 3)	301,387	1,885,792
Total current assets	7,731,508	7,964,371

MINERAL RIGHTS AND PROPERTIES, Net (Note 4)	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 5)	12,781,733	15,148,567
RECLAMATION BOND DEPOSIT (Note 6)	2,622,544	2,622,544
RETIREMENT OBLIGATION ASSET (Note 7)	282,745	617,126
OTHER ASSETS	340,302	285,342

TOTAL ASSETS	$30,963,913	$33,843,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$321,302	$804,551
Accrued expenses (Note 8)	496,651	1,135,934
Long-term debt – current portion (Note 9)	291,532	483,669
Total current liabilities	1,109,485	2,424,154

LONG-TERM LIABILITIES:
Long-term debt (Note 9)	9,971,421	8,986,626
Long-term reclamation liability (Note 7)	7,417,680	7,353,346
Other liabilities	600,228	662,316
Total long-term liabilities	17,989,329	17,002,288

Total liabilities	19,098,814	19,426,442

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 47,236,103 and 37,072,735 shares issued and outstanding at December 31, 2017 and 2016, respectively	31,459	123,453
Additional paid-in capital	234,438,057	226,321,375
Accumulated deficit	(222,604,417)	(212,028,239)
Total stockholders’ equity	11,865,099	14,416,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,963,913	$33,843,031
See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
REVENUES
Revenue - mining	$—	$4,944,627	$18,245,633
Revenue - real estate	104,329	125,590	247,217
Total revenues	104,329	5,070,217	18,492,850

COST AND EXPENSES
Costs applicable to mining revenue	3,392,092	4,505,811	10,652,372
Real estate operating costs	73,739	182,423	342,634
Exploration and mine development	1,130,567	4,561,905	6,958,636
Mine claims and costs	1,003,070	1,125,989	1,299,823
Environmental and reclamation	787,496	1,309,901	2,054,447
Land and road development	—	79,461	2,857,720
General and administrative	2,595,331	3,518,071	6,752,731
Total cost and expenses	8,982,295	15,283,561	30,918,363

LOSS FROM OPERATIONS	(8,877,966)	(10,213,344)	(12,425,513)

OTHER INCOME (EXPENSE)
Interest expense	(1,710,390)	(753,670)	(1,216,887)
Other income (expense)	12,178	(1,997,690)	3,187,973
Total other income (expense), net	(1,698,212)	(2,751,360)	1,971,086

NET LOSS	(10,576,178)	(12,964,704)	(10,454,427)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	—	—	(5,452,445)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,576,178)	$(12,964,704)	$(15,906,872)

Net loss per common share – basic	$(0.26)	$(0.37)	$(0.72)

Net loss per common share – diluted	$(0.26)	$(0.37)	$(0.72)

Weighted average common shares outstanding — basic	41,127,245	35,324,947	22,014,497

Weighted average common shares outstanding — diluted	41,127,245	35,324,947	22,014,497

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Convertible Preferred Stock
	Series A-1		Series A-2		Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2015	24,362	$16	1,610	$1	22,676	$15	16,496,120	$54,932	$210,795,244	$(188,609,108)	$22,241,100
Common stock issued for:
Public offering							2,033,898	6,773	5,993,227		6,000,000
Public offering issuance costs									(96,393)		(96,393)
Vested restricted stock							12,000	40	(40)		—
Payment of dividends							2,368,417	7,887	(7,887)		—
Purchase of properties, plant and equipment							345,262	1,150	1,023,640		1,024,790
Conversion of Series A-1 convertible preferred
stock into common stock	(24,362)	(16)					7,484,483	24,923	(24,907)		—
Conversion of Series A-2 convertible preferred
stock into common stock			(1,610)	(1)			494,720	1,647	(1,646)		—
Conversion of Series B convertible preferred
stock into common stock					(22,676)	(15)	2,748,642	9,153	(9,138)		—
Stock-based compensation									44,400		44,400
Net loss										(10,454,427)	(10,454,427)
BALANCE - December 31, 2015	—	—	—	—	—	—	31,983,542	106,505	217,716,500	(199,063,535)	18,759,470

Public offerings							2,667,060	8,882	4,539,007		4,547,889
Public offering issuance costs									(610,645)		(610,645)
Purchase of properties, plant and equipment							44,729	149	59,241		59,390
Payment of debt obligation							2,123,579	7,072	4,116,692		4,123,764
Payment for mineral lease							243,025	809	481,716		482,525
Stock-based compensation							10,800	36	18,864		18,900
Net loss										(12,964,704)	(12,964,704)
BALANCE - December 31, 2016	—	—	—	—	—	—	37,072,735	123,453	226,321,375	(212,028,239)	14,416,589

Share reverse split adjustment								(125,892)	125,892
Issuance of common stock							9,464,764	31,571	7,315,136		7,346,707
Common stock issuance costs									(278,919)		(278,919)
Purchase of properties, plant and equipment							196,000	653	273,747		274,400
Payment for mineral lease							502,604	1,674	480,826		482,500
Issuance of share options with Tonogold at fair value									200,000		200,000
Net loss										(10,576,178)	(10,576,178)
BALANCE - December 31, 2017	—	$—	—	$—	—	$—	47,236,103	$31,459	$234,438,057	$(222,604,417)	$11,865,099

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
OPERATING ACTIVITIES:
Net loss	$(10,576,178)	$(12,964,704)	$(10,454,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	4,187,683	5,893,783	7,727,433
Gain on sale of properties, plant, and equipment	(309,194)	(357,037)	(158,148)
Stock payments and stock-based compensation	—	18,900	443,036
Accretion of reclamation liability	64,334	185,778	259,573
Amortization of debt discounts and issuance costs	436,896	456,757	566,723
Payment of interest expense and sales tax with common stock	—	337,863	—
Loss on payment of debt obligation with common stock	—	150,166	—
Net loss on early retirement of long-term debt	294,569	—	—
Change in fair value of shares issued to pay debt obligations	—	1,690,795	—

Changes in operating assets and liabilities:
Accounts receivable	—	24,642	297,764
Inventories	—	450,951	(22,716)
Stockpiles and mineralized material on leach pads	—	1,322,211	420,842
Prepaid expenses and other current assets	69,700	76,297	(158,523)
Other assets	—	(273,342)	20,872
Accounts payable	(483,249)	472,165	38,891
Accrued expenses and other liabilities	(218,871)	(83,158)	(1,977,933)
NET CASH USED IN OPERATING ACTIVITIES	(6,534,310)	(2,597,933)	(2,996,613)
INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(130,166)	(746,536)	(5,770,715)
Proceeds from principle payment on note receivable	40	—	—
Proceeds from sale of mineral rights and properties, plant and equipment	1,109,388	3,287,811	754,040
Change in reclamation bond deposit	—	20,260	(100,000)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	979,262	2,561,535	(5,116,675)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,209,827)	(6,304,657)	(10,855,345)
Proceeds from long-term debt obligations	9,379,446	925,000	9,419,392
Proceeds from the issuance of common stock	7,346,707	4,547,889	6,000,000
Common stock issuance costs	(278,919)	(610,645)	(96,393)
Proceeds from the issuance of share option with Tonogold	200,000	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,437,407	(1,442,413)	4,467,654
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,882,359	(1,478,811)	(3,645,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	184,359	1,663,170	5,308,804
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,066,718	$184,359	$1,663,170
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,228,140	$537,510	$1,099,306

Cash paid for income taxes	$—	$—	$—
			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Supplemental disclosure of non-cash investing and financing
activities:
	2017	2016	2015
Issuance of long-term debt for purchase of mineral rights and properties, plant and equipment	$247,494	$3,243,125	$2,046,745
Use of common stock for long-term debt obligations payment	124,920	2,529,755	—
Issuance of common stock for purchase of properties, plant and equipment	274,400	16,265	1,024,790
Property transferred in satisfaction of accounts payable	—	1,100,000	—
Reduction of derivative with issuance of long term debt obligation	—	—	1,170,000
Effective repurchase of common stock with issuance of long-term debt obligation	—	—	783,118
Additions to reclamation liability and retirement obligation asset	—	340,000	659,295
Properties, plant and equipment purchases in current liabilities	—	—	531,985
Issuance of common stock for payment of mining right	482,500	482,525	—
Purchase of properties, plant and equipment with prepaid deposits	1,158,785	—	—
Settlement of debt with prepaid deposit	231,000	—	—
Conversion of Series A-1, A-2, and Series B convertible preferred stock	—	—	35,723
Dividends paid in common stock (par value)	—	—	7,887
Issuance of note receivable on sale of property	55,000	—	—

See notes to consolidated financial statements.                            (Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1. Nature of Business

Comstock Mining Inc. is a Nevada-based gold and silver exploration, development and production-focused mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. Our Dayton resource area is located in Lyon County, Nevada, approximately six miles south of Virginia City, Nevada. The Company also owns extensive real estate holdings, including but not limited to the Gold Hill Hotel located in Gold Hill, Nevada, just south of Virginia City, the Daney Ranch, located just south of Silver City, and 98 acres of land and 257 acre-feet of senior-priority water rights in Silver Springs, Nevada. As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” “our Company,” or “the Company.”

We continue expanding our property footprint and creating opportunities for exploration, development and mining. The Company now owns or controls approximately 9,272 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,347 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,925 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: Comstock Mining LLC, Comstock Real Estate Inc. and Comstock Industrial LLC. Inter-company transactions and balances have been eliminated.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.

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

The Company has recurring net losses from operations and an accumulated deficit of $222.6 million as of December 31, 2017. For the year ended December 31, 2017, the Company incurred a net loss of $10.6 million and used $6.5 million of cash in operations. As of December 31, 2017, the Company had cash and cash equivalents of $2.1 million, current assets of $7.7 million and current liabilities of $1.1 million, resulting in net working capital of $6.6 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity, after consideration of fees due at the time of borrowing. The Company also has an at-the-market ("ATM") equity offering program with International Assets Advisory LLC ("IAA"), and an equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston"), with aggregate unused capacity of $4.4 million. These capital resources are in addition to certain planned non-mining asset sales.

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

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the ATM Agreement and Purchase Agreement, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

Substantially all mining revenues recorded relate to a single customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product.

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

Comprehensive Loss - There were no components of comprehensive loss other than net loss for the years ended December 31, 2017, 2016 and 2015.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Other than the impacts of the new federal tax reform legislation disclosed in Note 15, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, reclamation liabilities, and contingent liabilities.

Reverse Stock Split - Effective November 9, 2017, the Company completed a 1-for-5 reverse stock split of its authorized and outstanding common stock, as approved by its Board of Directors. All common shares and per share amounts set forth herein give effect to this reverse stock split.

Recently Issued Accounting Pronouncements – In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01 - Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU No. 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU No. 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective date, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. The Company does not believe the implementation of ASU 2017-01 will have a material effect on its financial position, operational results, or cash flows.

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

We will use the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised. The Company will not record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of Topic 606 as there are no revenue contracts within the scope of Topic 606 as of January 1, 2018.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Land and property deposits	$—	$1,208,785
Lease obligation deposit	—	355,920
Other	301,387	321,087
Total prepaid expenses and other current assets	$301,387	$1,885,792

4. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Dayton resource area	$2,932,226	$2,932,226
Lucerne resource area	1,998,896	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,404	317,404
Water rights	90,000	90,000
Accumulated depletion	(484,699)	(484,699)
Total mineral rights and properties	$7,205,081	$7,205,081

Mineral rights and properties balances as of December 31, 2017, and 2016, are presented based on the Company’s identified mineral resource areas and exploration targets. During the year ended December 31, 2017, the Company did not recognize any depletion expense. During years ended December 31, 2016 and 2015, the Company recognized depletion expense of approximately $0.0 million and $0.1 million, respectively.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Land and building	$9,169,605	$7,827,490
Vehicle and equipment	2,414,216	3,299,143
Processing and laboratory	21,166,497	21,049,497
Furniture and fixtures	755,665	755,665
	33,505,983	32,931,795
Less accumulated depreciation	(20,724,250)	(17,783,228)
Total properties, plant and equipment	$12,781,733	$15,148,567

For the years ended December 31, 2017, 2016 and 2015, the Company recognized depreciation expense of $3.9 million, $5.1 million, and $6.4 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company sold land and equipment with total proceeds of $1.1 million, $3.3 million, and $0.8 million, respectively and recorded a gain on the sale of that land and equipment totaling $0.3 million, $0.4 million, and $0.2 million, respectively.

Assets Held For Sale

The Company committed to a plan to sell certain land and buildings. As of December 31, 2017, the Company had assets with a net book value of $5.4 million that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 9.

6. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $7.1 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2017. In addition, the Company has a $0.5 million surety bond with Storey County related to mine reclamation as of December 31, 2017. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.5 million at December 31, 2017, and 2016. The total cash collateral is a component of the reclamation bond deposit in the consolidated balance sheets.

The reclamation bond deposit at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Lexon surety bond cash collateral	$2,500,000	$2,500,000
Other cash reclamation bond deposits	122,544	122,544
Total reclamation bond deposit	$2,622,544	$2,622,544

7. Long-term Reclamation Liability and Retirement Obligation Asset

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

We have accrued a long-term liability of $7.4 million and $7.4 million as of December 31, 2017, and 2016, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2017, 2016, and 2015, totaled $0.4 million, $1.0 million, $1.4 million, respectively, and were a component of environmental and reclamation expenses in the consolidated statements of operations.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Long-term reclamation liability — beginning of period	$7,353,346	$6,827,568	$5,908,700
Additional obligations incurred	—	340,000	659,295
Accretion of reclamation liability	64,334	185,778	259,573
Long-term reclamation liability — end of period	$7,417,680	$7,353,346	$6,827,568

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining projects for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Retirement obligation asset — beginning of period	$617,126	$1,107,120	$1,619,101
Additional obligations incurred	—	340,000	659,295
Amortization of retirement obligation asset	(334,381)	(829,994)	(1,171,276)
Retirement obligation asset — end of period	$282,745	$617,126	$1,107,120

The increases in the reclamation liability and retirement obligation asset in 2016 is related to the net inflated and discounted increase of the asset and liability as a result of the increase in time before the Company expects to reclaim. In 2015, the increase related to additional County bonding.

8. Accrued Expenses

Accrued expenses at December 31, 2017, and 2016, consisted of the following:

	2017	2016
Accrued Northern Comstock Joint Venture Contribution Obligations	$180,833	$480,833
Accrued Board of Directors fees	84,000	290,600
Accrued vendor liabilities	75,415	121,081
Accrued payroll	57,402	60,735
Accrued personal property tax	84,264	56,895
Accrued production royalties	—	7,940
Other accrued expenses	14,737	117,850
Total accrued expenses	$496,651	$1,135,934

9. Long-Term Debt

Long-term debt at December 31, 2017 and 2016 consisted of the following:

Note Description	2017	2016
$10,723,000 Note Payable (GF Comstock 2) - Payable in semi-annual installments of interest only at 11% with principal and $688,059 make whole payment due January 2021.	$10,218,352	$—
$3,677,254 Caterpillar Equipment Consolidated - Principal and interest at 5.7% payable in monthly installments of $29,570 due on or before November 1, 2021.	1,242,960	1,540,629
$3,250,000 Note Payable (Silver Springs property) - Interest was paid monthly and accrued at a rate of 9% per annum for the first year post closing, 12.5% per annum for the six months that follow the first anniversary and 14% per annum thereafter.	—	3,310,851
$5,000,000 Varilease Finance Obligation - Principal, 9% interest and taxes were payable in monthly installments of $247,830 due on or before April 1, 2017. Secured by certain equipment.	—	1,964,882
$1,800,000 Note Payable (Daney) - The Company was permitted to settle the note payable in shares of common stock issued in January 2016. Shares issued were to be sold by the noteholder in satisfaction of the outstanding principal amount.	—	868,398
$725,000 Note Payable (Donovan Property) - Principal and interest at 6% were payable in monthly installments of $10,075 with final payment due on or before July 31, 2019. Secured by deeds of trust on land and unpatented claims.	—	300,733
$1,000,000 Note Payable (V&T) - Principal was payable in monthly installments of $50,409 with a final payment due on April 1, 2017.	—	298,955
$300,000 Note Payable (White House) - Principal and interest at 4.5% were payable in monthly installments of $1,520 with the final payment due on or before April 1, 2017. Secured by first deed of trust on the land.	—	275,433
$340,000 Note Payable (Gold Hill Hotel) - Principal and interest at 4.5% were payable in monthly installments of $2,601 with the final payment due on or before April 30, 2026. Secured by first deed of trust on rental property.	—	239,216
$2,500,000 Note Payable (Dayton Property "Golden Goose") - The Company was permitted to settle the remaining note payable in shares of common stock. Shares were to be sold by the noteholder in satisfaction of the outstanding principal. The remaining principal was due on or before January 31, 2017. Secured by first deed of trust on the land.	—	207,562
Notes Payable – Other - Various other notes payable with interest rates between 1.9% and 6.27% were payable in monthly installments due on or before October 19, 2019. Secured by first deed of trust on various property owned by the Company.	—	277,636
$186,000 Note Payable (Lynch House) - Payable in monthly installments of interest at 11% with final payment due in December 2017. Secured by first deed of trust on property.	—	186,000
Total debt	11,461,312	9,470,295
Less: long-term debt discounts and issuance costs	(1,198,359)	—
Total debt, net of discounts and issuance costs	10,262,953	9,470,295
Less: current maturities	(291,532)	(483,669)
Long-term debt, net of discounts and issuance costs	$9,971,421	$8,986,626

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the “Debenture”) to GF Comstock 2 LP in an aggregate principal amount of $10,723,000. The use of proceeds included refinancing substantially all of the Company’s current debt obligations except the amounts due to Caterpillar Finance and the Lynch House note. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture requires a Make-Whole payment of approximately $688,000 due at maturity.

The total principal amount and Make-Whole payment are due at maturity on January 13, 2021. The Debenture requires acceleration of the payment of accrued interest, principal, and the Make-Whole amount from all net proceeds received upon sale of any assets of the Company.

Interest is payable semi-annually. For the first two years, interest will be payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest will be payable only in cash. The Company elected to pay the first two semi-annual interest payments in cash in June and December of 2017.

The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge to 100% of the equity of the subsidiaries of Comstock Mining Inc.

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company participated in this financing.

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation relating to certain finance and lease agreements (the “CAT Agreement”). The Company entered into the CAT Agreement that required the Company to complete the sale of certain financed and leased equipment and modified the payment schedule under the related finance and lease arrangements. Under the terms of the CAT Agreement, the Company paid down its obligations with the net proceeds from the financed and leased equipment sold during the second and third quarters of 2016, with the remaining balance to be paid off from a monthly payment schedule of primarily $29,570 per month until the amounts have been paid in full. The note bears an interest rate of 5.7%

Loan Commitment Agreement

In March 2017 (and amended in June and September 2017), the Company entered into a loan commitment agreement that provides up to $7.5 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of December 31, 2017.

Future maturities of long-term debt are as follows:

Years Ending December 31:
2018	$291,532
2019	308,591
2020	326,647
2021	10,534,542
2022	—
Thereafter	—
Total debt (excludes discounts and debt issuance costs)	$11,461,312

10. Stockholders’ Equity

 Common Stock

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

Effective April 2017, the Company also entered into a Purchase Agreement with Leviston for the sale of up to $7.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under either the ATM or Purchase Agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares.

Following is a reconciliation of the transactions under the ATM Agreement and Purchase Agreement as of December 31, 2017:

	December 31, 2017	December 31, 2016
Number of shares sold	9,464,764	367,060

Gross proceeds	$7,346,707	$522,889
Fees	278,919	14,090
Net proceeds	$7,067,788	$508,799

Average price per share	$0.78	$1.42

Stock-based Incentive Plans

During the years ended December 31, 2017 and 2016, no shares were issued under the 2011 Equity Incentive Plan. During the year ended December 31, 2015, 12,000 shares of vested restricted stock were issued under the 2011 Equity Incentive Plan.

Stock-based Dividends

During the year ended December 31, 2015 the Company declared and issued 2,368,417 shares of common stock with a fair value of $3.9 million as dividends on outstanding shares of convertible preferred stock. No shares of common stock were issued as dividends in the years ended December 31, 2017 and 2016, as a result of the conversion of the Preferred Stock into shares of Common Stock during the year ended December 31, 2015, that eliminated all future stock dividends.

Other Stock-based transactions

During the year ended December 31, 2015, the Company amended an agreement entered into in 2013 with V&T Management LLC, for the purchase of approximately 212 acres of land. The original agreement was valued at $1.5 million, including cash and 130,000 shares of Company restricted common stock. The new terms of the amended agreement revoked the portion of the purchase price in shares and required the remaining balance to be paid in cash. As a result of the amendment, 130,000 restricted shares in common stock were returned to the Company and canceled.

In March and April 2016, the Company raised $4.0 million in gross proceeds (approximately $3.5 million net of issuance cost) through an underwritten public offering of 2.3 million shares of common stock at a price per share of $1.75 under the Company’s Registration Statement on Form S-3.

During the year ended December 31, 2016, the Company issued 1,323,579 shares of common stock with a fair value of $2,473,764 to Varilease Finance Inc. The shares were issued in satisfaction of lease payment obligations.

During the year ended December 31, 2016, the Company issued 600,000 shares of common stock with a fair value of $1,290,000 to the Daney noteholder as payment on the note.

During the year ended December 31, 2017 and December 31, 2016, the Company issued 502,604 and 243,025 shares of common stock with a fair value of $482,500 and $482,526, respectively to Northern Comstock LLC (“Northern Comstock”), a related party of the Company. The shares were issued in satisfaction of an annual capital contribution pursuant to the Northern Comstock operating agreement amendment signed in August 2015.

During the year ended December 31, 2016, the Company amended the Golden Goose note to allow for the sale of shares as payment on the remaining note balance and effectively re-issued 200,000 shares of common stock with a fair value of $360,000 to be sold in partial satisfaction of the outstanding principal balance.

During the year ended December 31, 2016, the Company closed escrow on the purchases of land and property. The purchases included the issuance of 44,729 shares of common stock with a fair value of $59,390.

During the year ended December 31, 2017, the Company closed escrow on the purchases of land and property. The purchases included the issuance of 196,000 shares of common stock with a fair value of $274,400.

11. Fair Value Measurements
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

During the years ended December 31, 2017 and 2016, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

There were no assets or liabilities at December 31, 2017, which were measured at fair value on a recurring basis.

Following is a description of the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Deposit on financing agreement (Varilease Finance) - The deposit is valued as the amount of the proceeds to be received by Varilease Finance from the sale of the remaining 208,200 shares of common stock to be sold by the maturity date. The Company calculated the proceeds received for the shares based on the price the noteholder received for those shares. These inputs included a quoted contractual terms and stock price. Because the inputs are quoted, this instrument is classified within Level 1 of the valuation hierarchy.

Notes payable (Daney Ranch Property) - The note payable is valued as the difference between the $0.9 million face amount as of December 31, 2016, reduced by the proceeds to be received by the noteholder from the sale of the remaining 630,700 shares of common stock to be sold through April 2017 by the noteholder. In January 2017 the note holder sold all their shares and the note was eliminated. The Company calculated the proceeds received for the shares based on the price the noteholder received for those shares. These inputs included a quoted contractual terms and stock price. Because the inputs are quoted, this instrument is classified within Level 1 of the valuation hierarchy.

Note payable (Dayton Property “Golden Goose”) - The note payable is valued as the difference between the $0.5 million face amount, reduced by the proceeds to be received by the noteholder from the sale of the 200,000 shares of common stock to be sold by the maturity date of January 2017, by the noteholder. In January 2017 the note holder sold all their shares and the note was eliminated. The Company calculated the proceeds received for the shares based on the price the noteholder received for those shares. These inputs included a quoted contractual terms and stock price. Because the inputs are quoted, this instrument is classified within Level 1 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2017, and December 31, 2016, the fair value of long-term debt approximated $10.5 million and $7.6 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Year Ended December 31,
	2017	2016	2015
Revenues
Mining	$—	$4,944,627	$18,245,633
Real estate	104,329	125,590	247,217
Total revenues	104,329	5,070,217	18,492,850

Cost and Expenses
Mining	$(8,908,556)	$(15,101,138)	$(30,575,729)
Real estate	(73,739)	(182,423)	(342,634)
Total cost and expenses	(8,982,295)	(15,283,561)	(30,918,363)

Operating Loss
Mining	$(8,908,556)	$(10,156,511)	$(12,330,096)
Real estate	30,590	(56,833)	(95,417)
Total loss from operations	(8,877,966)	(10,213,344)	(12,425,513)
Other income (expense), net	(1,698,212)	(2,751,360)	1,971,086
Net loss	$(10,576,178)	$(12,964,704)	$(10,454,427)

Capital Expenditures
Mining	$1,810,845	$340,491	$7,478,782
Real estate	—	3,200,000	14,663
Total capital expenditures	$1,810,845	$3,540,491	$7,493,445

Depreciation, Amortization and Depletion
Mining	$4,176,115	$5,763,293	$7,607,677
Real estate	11,568	130,490	119,756
Total depreciation, amortization and depletion	$4,187,683	$5,893,783	$7,727,433

	As of December 31,
	2017	2016	2015
Assets
Mining	$25,530,508	$27,829,802	$41,886,124
Real estate	5,433,405	6,013,229	1,326,767
	$30,963,913	$33,843,031	$43,212,891

For the years ended December 31, 2016 and 2015, substantially all of the mining revenues were attributable to one customer.

13. Net Loss Per Common Share

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

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(10,576,178)	$(12,964,704)	$(10,454,427)
Convertible preferred stock dividends	—	—	(5,452,445)
Net loss available to common shareholders	$(10,576,178)	$(12,964,704)	$(15,906,872)

Denominator:
Basic weighted average shares outstanding	41,127,245	35,324,947	22,014,497
Effect of dilutive securities	—	—	—
Diluted weighted average shares outstanding	41,127,245	35,324,947	22,014,497

Net loss per common share:
Basic	$(0.26)	$(0.37)	$(0.72)
Diluted	$(0.26)	$(0.37)	$(0.72)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2017	2016	2015
Stock options	10,000	10,000	10,000
Restricted stock	—	28,000	332,400

	10,000	38,000	342,400

14. Stock-Based Compensation

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Plan is 1,200,000 shares of common stock. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

Performance-based Restricted Stock

On February 23, 2015, the Board of Directors granted 12,000 shares of restricted stock (performance awards) to an employee under the 2011 Equity Incentive Plan. These awards and prior awards expired unvested.

The restricted stock fair value was $3.70 per share, (with a total grant date fair value of $44,400). The fair value was determined based on the fair value of the underlying common stock at the grant dates. The unvested restricted stock awards expired in May of 2017.

Information related to non-vested restricted stock issued under the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances at January 1, 2017	28,000	$10.10
Forfeitures	(28,000)
Balances at December 31, 2017	—	$10.10

At December 31, 2017, there was no unrecognized compensation expense related to non-vested restricted stock award shares.

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. At December 31, 2017, the Company had 10,000 outstanding and fully vested employee and director options to acquire shares of common stock. The options outstanding at December 31, 2017, have a weighted average remaining contractual life of 0.75 years and a weighted average exercise price of $20.00 per share. During 2017, there were no options granted, exercised, or forfeited.

There was no compensation expense recognized for the remaining outstanding options during the year ended December 31, 2017. However, in 2016 and 2015 we recognized $0.02 million and $0.44 million, respectively.

At December 31,2017, there was no unrecognized compensation expense related to non-vested options.

15. Income Taxes

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2017, 2016 and 2015 consist of the following:

	2017	2016	2015
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	—	—

Income taxes provision	$—	$—	$—

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	(224.0)%	34.0%	33.8%
Change in rate	258.0%	—%	—%
Other	—%	—%	0.2%
	—%	—%	—%

Deferred income taxes at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Asset retirement obligation	$1,498,336	$2,290,315
Mineral rights and properties, plant, and equipment	891,413	839,360
Mining exploration, development, claims, and permit costs	6,247,638	10,705,987
Net operating loss carryforward	35,205,356	53,021,957
Other	196,041	869,666
Valuation allowance	(44,038,784)	(67,727,285)
Total net deferred tax assets	$—	$—

At December 31, 2017, the Company had federal net operating losses of approximately $167.6 million that will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2017 and 2016 of $44.0 million and $67.7 million, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance changed by $(23.7) million, $4.4 million, and $3.5 million in 2017, 2016, and 2015, respectively.

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (TCJA), following its passage by the United States Congress. The TCJA makes significant changes to the U.S. federal income tax laws including among other changes a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, repeal of the corporate AMT tax system, and immediate expensing of certain types of business assets placed in service after September 27, 2017. Due to the impact of the Company’s full valuation allowance on net deferred tax assets, the TCJA has minimal impact on the Company’s provision for income taxes. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. As of the date of this filing, we have not completed our accounting for the tax effects of the TCJA. In accordance with SAB 118, we have calculated our best estimate of the impact of the TCJA in our year end income tax provision in accordance with our understanding of the law and guidance available as of the date of this filing and as a result have recorded a provisional amount of $27.3 million as additional income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.3 million. The provisional amounts are subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter when the analysis is complete. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date.

As of December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2014 and forward.

16. Related Party Transactions

Northern Comstock LLC

The Company has an operating agreement with Northern Comstock LLC, an entity controlled by a related party. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company.

The Company made a payment in stock in the amount of $482,500 with the number of shares being 502,604 and 243,025 under the Northern Comstock Joint Venture agreement during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, 2016 and 2015, the Company recognized expense of $0.8 million, $0.8 million and $0.8 million, respectively.

17. Commitments and Contingencies

The Company leases certain properties under operating leases expiring at various dates through 2023. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2017:

Year Ended December 31,	Leases
2018	$26,400
2019	28,800
2020	28,880
2021	30,000
2022	30,000
Thereafter	54,000
$198,080

Expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.1 million and $0.1 million, respectively.

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments were $55,800 in 2017. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter revenues (NSR) from minerals produced on the properties with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalty expense, including both NSR and minimum royalty obligations, was $55,800, $0.1 million, and $0.2 million for the years ended 2017, 2016, and 2015, respectively.

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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners on January 2, 2014 (the “Application”).

Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. In April 2015, the District Court ruled in favor the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. On December 9, 2015, Appellants filed their Opening Brief in the Nevada Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016, the Company and the Commissioners jointly filed an Answering Brief. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. An oral argument before a three-judge panel of the Nevada Supreme Court took place on September 14, 2016.
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
The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim and indicated that it would set the matter for a final hearing in mid-March 2018. To date, CRA has not conducted any discovery. The Company and the Lyon County District Attorney look forward to positive resolution of CRA's lone remaining claim.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

18. Quarterly Results of Operations (Unaudited)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$19,294	$27,370	$26,960	$30,705
Gross loss (1)	(900,243)	(909,784)	(838,879)	(712,596)
Loss from operations	(2,444,659)	(2,551,677)	(2,038,440)	(1,843,190)
Net loss	(2,774,180)	(2,932,722)	(2,497,011)	(2,372,265)
Basic loss per common share	(0.07)	(0.08)	(0.06)	(0.05)
Diluted loss per common share	(0.07)	(0.08)	(0.06)	(0.05)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$2,020,521	$1,491,276	$1,134,795	$423,625
Gross profit/(loss) (1)	552,171	136,636	273,870	(580,694)
Loss from operations	(3,829,658)	(2,268,327)	(1,667,446)	(2,447,913)
Net loss	(4,051,395)	(2,854,784)	(2,193,201)	(3,865,324)
Basic loss per common share	(0.12)	(0.08)	(0.07)	(0.10)
Diluted loss per common share	(0.12)	(0.08)	(0.07)	(0.10)

  (1) Total revenues less costs applicable to mining revenue and real estate operating costs.

19. Subsequent Events

In January of 2018, we issued 1,475,410 of restricted common shares in the amount of $585,000 to a member of Pelen, LLC towards the purchase of 100% of the member's membership interest in Pelen, LLC. The Company will not become a member of Pelen, LLC until the member has sold the shares for proceeds of at least $585,000. Upon the member's receipt of $585,000 of total proceeds, the Company would obtain a 25% membership interest in Pelen, LLC.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ending December 31, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (2013) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission”. Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that internal control over financial reporting is effective as of December 31, 2017.

/s/ Corrado De Gasperis
Executive Chairman, Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Item 9B. Other Information

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

Robert A. Reseigh; age 70; director since September 2008. Mr. Reseigh retired from Atkinson Construction Company in 2005, as the Executive Vice President in charge of operations and then worked a technical adviser for the Barnard Construction Company, Inc. until April 2015 and has acted an independent consultant for various mining firms. He has over 40 years of experience in the mining and underground construction industries. Following graduation from the Colorado School of Mines in 1968 with a Master’s degree in Mining Engineering, and service in the U.S. Army, Mr. Reseigh joined Peter Kiewit Sons and progressively held the positions of Project Engineer, Superintendent, Project Manager, and Estimator before being promoted to District Manager, Vice President, and Area Manager. Mr. Reseigh retired from Peter Kiewit after 18 years of service, and joined Atkinson Construction in the capacity of Executive Vice President where he ran the Underground Group for 15 years until 2005.

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

Mr Reseigh has retired after 9 years of service from the Company's Board of Directors as of February 12, 2018. He will remain involved with the Company as a member of the Advisory Committee.

Corrado De Gasperis; Director since June 2011, Executive Chairman since September 2015 and President, Chief Executive Officer since April 2010. He brings more than 30 years of experience in manufacturing, industrial metals and mining operational management, project management, financial and information management, restructuring, capital markets and board level governance.

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

Timothy D. Smith; Chief Accounting Office and Secretary since October 2017. Mr. Smith has served as the Chief Operating Officer of the San Mateo County Event Center since October 2014.  His duties included the preparation and presentation of monthly financial reports to the Board of Directors and Managers, as well as day to day accounting functions including payroll, payables, receivables, inventory control, internal audit controls and audit compliance.

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

The Corporate Governance Guidelines require, among other things, that:

•	a majority of the directors shall be independent within the NYSE American listing standards;

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

Independence of Directors

The Board of Directors has determined that Messrs. Kappes, Nance and Reseigh are generally “independent” directors within the listing standards of the NYSE American and the independence standards of our Corporate Governance Guidelines. Messrs. Reseigh and Nance are also independent within the standards set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Generally, in order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE American, would preclude a finding of independence and (2) not have any relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure of the relationship is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is “independent.”

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2017, the Board of Directors and its committees held 9 meetings of all the committees of the Board of Directors on which the directors then served. The directors attended over 82% of the aggregate of (1) the total number of meetings of all committees of the Board of Directors on which the director then served and (2) the total number of meetings of the Board of Directors.

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

Executive Officers

The Company had two executive officers during 2017, Mr. De Gasperis, the Executive Chairman, Chief Executive Officer and President of the Company, who serves as the Company’s principal executive officer, and Timothy D. Smith, who serves as the Company’s Chief Accounting Officer and Secretary. See Mr. De Gasperis’ and Mr. Smith’s biographical information under Directors and Executive Officers section of Item 10.

Code of Conduct and Ethics

The Code of Conduct and Ethics applies to all employees, including senior executives, and all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE American, the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics for executive officers and directors. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockmining.com.

Board Committees

The Board has established three standing committees (the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee), and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE American. Further, members of the Audit and Finance Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934, must satisfy the expertise requirements of the listing standards of the NYSE American and must include at least on "audit committee financial expert" within the meaning of SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements.

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

Members of the Audit and Finance Committee are William Nance, and Robert Reseigh. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE American and SEC, and that no members of Audit and Finance Committee violate the prohibition on serving as an Audit and Finance Committee member due to having participated in the preparation of our financial statements at any time during the past three years.. William Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC, and therefore meets the NYSE American financial sophistication requirement for at least one Audit and Finance Committee member. The designation of William Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

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

Members of the Compensation Committee are William Nance (chair) and Robert Reseigh, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

•
review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE American and the SEC rules under the Sarbanes-Oxley Act of 2002 (and non-employee directors (as defined under Exchange Act Rule 16b-3) and outside directors (as defined under Internal Revenue Code Section 162 (m))).

Members of the Nominating and Governance Committee are William Nance (chair), Daniel Kappes and Robert Reseigh, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations.

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

Attendance at Annual Meeting

We expect all directors to attend the annual meeting of shareholders each year.

Director Compensation

Outstanding Equity Awards at December 31, 2017
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
William Nance	—	3,000	—	20.00	10/1/2018	—	—	—	—
Robert Reseigh	—	3,000	—	20.00	10/1/2018	—	—	—	—

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

The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Plan is 1,200,000 shares of common stock. No more than 1,200,000 shares of common stock may be issued under the 2011 Plan or transferred upon exercise or settlement of incentive stock options. Any shares subject to an award under the 2011 Plan that are forfeited or terminated, expire unexercised, lapse or are otherwise canceled in a manner such that the shares of common stock covered by such award are not issued may be used again for awards under the 2011 Plan.

As of December 31, 2017, 425,840 shares remained available for issuance under the 2011 Plan. All of the awards to date have been made in the form of restricted stock. All unvested restricted stock awards granted under the 2011 Plan are subject to the following vesting requirements:

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

Who are our named executive officers?

The Company’s named executive officers for 2017 were:

Name	Title
Corrado De Gasperis	Executive Chairman, Chief Executive Officer and President
Timothy D. Smith	CAO and Secretary

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

In setting 2017 base salaries, target total cash compensation and target total direct compensation, the Committee considered the potential value creation inherent in our stated objectives, the time period required for achieving those objectives and the associated risks.

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

Executive Officer	2017Annual Base Salary
Corrado De Gasperis (1)	$288,000
Timothy D. Smith	110,000

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

The employment agreements for Mr. De Gasperis and Mr. Smith include severance arrangements. For additional information with respect to these arrangements, please see “Employment, Retirement and Severance Plans and Agreements”.

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

The Committee is authorized to retain compensation consultants or advisors but does not presently do so. Any such consultant or advisor selected by the Committee would only be selected if the Committee determined that such consultant or advisor is independent from our management pursuant to SEC and NYSE American standards.

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

Advisory Vote on Executive Compensation

As required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by the SEC pursuant thereto, we included a proposal for a non-binding advisory resolution approving the compensation of our named executive officers for 2016 in our proxy statement for our 2017 annual meeting of stockholders. The proposal was overwhelmingly supported by stockholders with approval in excess of 96% (85,773,472 votes in favor and 3,547,920 votes against).

The Committee considered the results of the advisory vote in reviewing our executive compensation program, noting the high level of shareholder support, and elected to continue the same principles and objectives in determining the types and amounts of compensation to be paid to our named executive officers in 2017. The Committee will continue to focus on responsible executive compensation practices that attract, motivate and retain high performance executives, reward those executives for the achievement of long-term performance and support our other executive compensation objectives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this annual report on Form 10-K with management and, based on such review and discussion, recommended to the Board of Directors that it be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

William J. Nance, Chair
Robert A. Reseigh

February 20, 2018

The following table sets forth, for the periods indicated, the total compensation for services provided to us by the person who served as our principal executive officer (CEO) and principal financial officer during 2017, and the other executive officer other than the CEO who served as an executive officer at the end of 2017 who received aggregate compensation exceeding $100,000 during 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards	Non-equity incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All other compensation	Total ($)
Corrado De Gasperis	2017	$288,000	—	—	—	—	—	$288,000
President and Chief Executive Officer (2)	2016	311,342	—	—	—	—	—	311,342
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

The terms of each of Mr. De Gasperis employment agreement is described in detail in Employment, Retirement and Severance Plans and Agreements below.

Current Equity Compensation Program

In 2011, the Company adopted the 2011 Plan. For a description of the 2011 Plan, please see “Compensation Discussion and Analysis - Stock-Based Compensation.” The 2011 Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006.

As of December 31, 2017, 774,160 shares have been issued and outstanding under the program and 746,160 shares have vested and 0 are unvested. On December 21, 2011, the Board of Directors granted 942,000 shares of restricted stock to certain employees under the 2011 Plan. Of these shares, Mr. De Gasperis received a grant of 550,000 shares (of which, 330,000 shares have vested and 220,000 expired).

Prior Equity Compensation Programs

In 2005, the Company adopted a stock option and incentive plan that was approved by our stockholders in October 2005. That plan expired in June 2011 upon the adoption of the 2011 Plan with no awards having been issued thereunder.
In 2006, the Company adopted another stock option and incentive plan (“2006 Plan”) that was approved by our stockholders in November 2006. The plan provided for a maximum of 800,000 shares of common stock to be issued (the shares reflect the adjustment due to the reverse stock split). Under the 2006 Plan, options, stock and other awards could have been granted to employees and non-employee directors. Stock options granted under the 2006 Plan generally vested over three years and expired ten years from the date of the grant. Options to purchase an aggregate of 10,000 fully vested options remain outstanding under the 2006 Plan. The 2006 Plan expired upon the adoption of the 2011 Plan.

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

Equity Awards. The Company was required to adopt an equity incentive plan with certain terms. The Board adopted the 2011 Plan in June 2011 and granted an award of 550,000 shares of restricted stock under the 2011 Plan in December 2011, with the terms described under the caption “Compensation Discussion and Analysis - Stock-Based Compensation.”

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

Timothy D. Smith’s Employment Agreement

Mr. Smith was appointed to serve as our Chief Accounting Officer effective October 23, 2017.

Salary and Other Benefits. Under the agreement, Mr. Smith is entitled to an annual base salary of $110,000. Mr. Smith is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. Smith is also entitled to participate in any of our incentive or compensation plans, including any profit sharing plan contemplated by Mr. Smith’s employment agreement. The profit sharing plan has not yet been established.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2017.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	10,000	$20	425,840
_____________
(1)    The table does not include the 0 shares of non-vested restricted stock granted under the 2011 Plan. The equity compensation plans approved by shareholders include the 2011 Plan, under which 425,840 shares remain available for issuance, and the option and incentive plan adopted by the Company in 2006, under which no additional awards may be granted.

COMPENSATION OF DIRECTORS

During 2017, all directors who are not Company employees, except for Mr. John Winfield, who resigned from the Board in September 2015. As of December 31, 2017, no shares have been issued. The following table summarizes the directors’ cash compensation for 2017:

Name	Fees Earned or Paid in Cash ($) (1)
Daniel Kappes	$12,000
William Nance	12,000
Robert Reseigh	12,000

(1) No payment included interest.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, except for (i) an the filing of a Form 3 on November 28, 2017 for Mr. Smith who joined the Company on October 23, 2017 and (ii)Van Den Berg Management I, Inc., which has reported beneficial ownership of 17.12% on Schedule 13G/A as of February 9, 2017, but has not yet filed a Form 3 or Form 4 for its beneficial ownership.

STOCK OWNERSHIP

The following table sets forth, as of February 15, 2018, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Winfield Group	Common Stock	10,135,648	(d)	20.4%
Van Den Berg Management, Inc. 805 Las Cimas Parkway Suite 430 Austin, TX 78746	Common Stock	5,588,077	(c)	11.2%

Officers and Directors

Corrado De Gasperis	Common Stock	241,100		*
William Nance	Common Stock	38,000	(e)	*
Daniel Kappes	Common Stock	24,040		*
Robert Reseigh	Common Stock	23,000	(f)	*
All directors and executive officers as a group (5 persons)	Common Stock	326,140		0.66%
_____________
* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.

(b)
Applicable percentage of ownership is based on 49,722,285 shares of common stock outstanding as of February 15, 2018 together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after February 15, 2018 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c)
Includes shares of the Company’s common stock owned by various investment advisory clients of Van Den Berg Management, Inc. Based solely on the information contained in the Scheduled 13G Amendment filed with the SEC on February 09, 2017.

(d)
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of InterGroup, Santa Fe and Portsmouth and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of InterGroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock. The 10,135,648 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 2,787,585 shares of the Company’s common stock held directly by Mr. Winfield, (ii), 2,629,616 shares of the Company’s common stock held by InterGroup, (iii) 1,777,580 shares of the Company’s common stock held by Portsmouth, (iv) 906,649 shares of the Company’s common stock held by Santa Fe, (vi) 2,034,218 shares of the Company’s common stock held by Northern Comstock,

Amount and nature of beneficial ownership
John Winfield	2,787,585
Intergroup Corporation	2,629,616
Portsmouth Square Inc	1,777,580
Santa Fe Financial Corp	906,649
Northern Comstock LLC	2,034,218
Total	10,135,648

(e)	Includes 3,000 shares of common stock issuable upon exercise of vested options.

(f)	Includes 3,000 shares of common stock issuable upon exercise of vested options.

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

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Deloitte & Touche LLP to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of that firm’s review of the unaudited financial statements that are included in our quarterly reports on Form 10-Q.

Fees Billed by our Auditors

The Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. During the fiscal years ended December 31, 2017 and December 31, 2016, we were billed the following fees set forth below in connection with services rendered by that firm to us.

	2017	2016
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$214,869	$299,483
Tax Fees	19,889	18,907
Total fees	$234,758	$318,390

Audit Fees. Audit fees represent fees and expenses for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, registration statement, implementation of new financial and accounting reporting standards, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit-related fees include consultation on proposed transactions.

Tax Fees. Tax fees include fees and expenses for professional services for original and amended tax returns, studies supporting tax return amounts as may be required by Internal Revenue Service regulations, claims for refunds, assistance with tax audits and other work directly affecting or supporting the payment of taxes.

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

Our Audit and Finance Committee requires that our independent auditor, in conjunction with our Chief Executive Officer and Chief Accounting Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit and Finance Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit and Finance Committee Chair and Audit and Finance Committee financial expert is William Nance.

AUDIT AND FINANCE COMMITTEE

William J. Nance

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED December 31, 2017, 2016 AND 2015

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2017
Tax valuation allowance	$67,727,285	$(23,688,501)	$—	$44,038,784
Year ended December 31, 2016
Tax valuation allowance	$63,324,806	$4,402,479	$—	$67,727,285
Year ended December 31, 2015
Tax valuation allowance	$59,792,087	$3,532,719	$—	$63,324,806

Exhibit Number	Exhibit

3.1	Articles of Incorporation

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

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 000-32429/film number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 000-32429/film number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 151173376) and incorporated herein by reference)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 001-35200/film number 15556703) and incorporated by reference herein)

10.16
Amendment to No. 2 to Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 001-35200/film number 15556703) and incorporated by reference herein)

10.23
Master Lease Agreement, dated as of May 12, 2015, between Varilease Finance, Inc. and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on July 21, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 15996705) and incorporated herein by reference)

10.24
Restructuring Agreement, dated as of July 29, 2015, by and among Northern Comstock LLC, Comstock Mining Inc., DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151011053) and incorporated herein by reference)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 151011053) and incorporated herein by reference)

10.26
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.27
Sales Agreement, dated as of June 28, 2016, between the Company and International Assets Advisory (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.28
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.29
Loan Agreement, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.30
Promissory Note, dated as of July 25, 2016, between Comstock Industrial LLC and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.31
Guaranty, dated as of July 25, 2016, among Comstock Mining Inc., Comstock Mining LLC, Comstock Real Estate Inc. and GF Comstock 1 LP (previously filed with the Securities and Exchange Commission on July 26, 2016 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.32
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.33
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.34
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.35
Option Agreement, dated as of October 3, 2017, by and among Comstock Mining Inc., Comstock Mining LLC, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on October 5, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

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
Name: Corrado De Gasperis
Title: Executive Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer and President (principal executive officer and principal financial officer)	February 20, 2018
Corrado De Gasperis
/s/ DANIEL KAPPES	Director	February 20, 2018
Daniel Kappes
/s/ WILLIAM NANCE	Director	February 20, 2018
William Nance
/s/ TIMOTHY D. SMITH	Chief Accounting Officer (principal accounting officer)	February 20, 2018
Timothy D. Smith