Form 10-Q
period 2018-03-31
Comstock Mining Inc.
filed 2018-04-26
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at April 20, 2018 was 53,391,428.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and the following: adverse effects of climate changes or natural disasters; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; adverse effects of terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,027,789	$2,066,718
Assets held for sale, Net (Note 2)	5,363,403	5,363,403
Prepaid expenses and other current assets	276,386	301,387
Total current assets	7,667,578	7,731,508
MINERAL RIGHTS AND PROPERTIES, Net	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 2)	11,969,722	12,781,733
RECLAMATION BOND DEPOSIT	2,622,544	2,622,544
RETIREMENT OBLIGATION ASSET (Note 3)	267,828	282,745
OTHER ASSETS	340,183	340,302
TOTAL ASSETS	$30,072,936	$30,963,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$324,845	$321,302
Accrued expenses (Note 4)	958,688	496,651
Long-term debt– current portion (Note 5)	295,706	291,532
Total current liabilities	1,579,239	1,109,485
LONG-TERM LIABILITIES:
Long-term debt (Note 5)	9,973,355	9,971,421
Long-term reclamation liability (Note 3)	7,422,556	7,417,680
Other liabilities	584,706	600,228
Total long-term liabilities	17,980,617	17,989,329
Total liabilities	19,559,856	19,098,814
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred Stock; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 53,391,428 and 47,236,103 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	35,559	31,459
Additional paid-in capital	235,566,841	234,438,057
Accumulated deficit	(225,089,320)	(222,604,417)
Total stockholders’ equity	10,513,080	11,865,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,072,936	$30,963,913

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2018	2017
REVENUES
Revenue - mining	$—	$—
Revenue - real estate	22,850	19,294
Total revenues	22,850	19,294

COSTS AND EXPENSES
Costs applicable to mining revenue	728,904	902,404
Real estate operating costs	7,091	17,133
Exploration and mine development	209,538	270,967
Mine claims and costs	180,231	264,535
Environmental and reclamation	58,068	348,051
General and administrative	726,620	660,863
Total costs and expenses	1,910,452	2,463,953

LOSS FROM OPERATIONS	(1,887,602)	(2,444,659)

OTHER INCOME (EXPENSE)
Interest expense	(383,340)	(456,082)
Other income (expense)	(213,961)	126,561
Total other expense, net	(597,301)	(329,521)

LOSS BEFORE INCOME TAXES	(2,484,903)	(2,774,180)

INCOME TAXES	—	—

NET LOSS	$(2,484,903)	$(2,774,180)

Net loss per common share – basic	$(0.05)	$(0.07)

Net loss per common share – diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding — basic	49,863,424	37,368,291

Weighted average common shares outstanding — diluted	49,863,424	37,368,291

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(2,484,903)	$(2,774,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	826,928	1,155,302
Accretion of reclamation liability	4,876	16,083
Gain on sale of properties, plant, and equipment	(26,000)	—
Amortization of debt discounts and issuance costs	102,492	96,640
Net loss on early retirement of long-term debt	2,621	126,997
Loss on make-whole liability	216,147	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,001	108,682
Accounts payable	3,543	(451,376)
Accrued expenses and other liabilities	230,368	(237,962)
NET CASH USED IN OPERATING ACTIVITIES	(1,098,927)	(1,959,814)
INVESTING ACTIVITIES:
Proceeds from principle payment on note receivable	119	—
Proceeds from sale of properties, plant, and equipment	26,000	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	26,119	—
FINANCING ACTIVITIES:
Principal payments on long-term debt	(99,005)	(7,624,800)
Proceeds from long-term debt obligations (net of issuance costs)	—	9,479,446
Proceeds from the issuance of common stock	1,185,452	340,088
Common stock issuance costs	(52,568)	(30,708)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,033,879	2,164,026
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,929)	204,212
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,066,718	184,359
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,027,789	$388,571
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,509	$67,607

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to pay for common stock issuance costs	$200,000	$—
Issuance of common stock (in advance of close) to purchase membership interests	$585,000	$—
Payment for purchase of property, plant, and equipment with prepaid deposits	$—	$1,158,785
Issuance of debt to purchase property, plant, and equipment	$—	$247,494
Settlement of long-term debt obligations with prepaid deposits	$—	$231,000
Issuance of common stock for settlement of long-term debt obligations	$—	$124,920
Issuance of common stock to purchase properties, plant, and equipment	$—	$274,400
Debt issuance costs in accounts payable	$—	$100,000

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and contemplates continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, which ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016 and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton Resource area and then further developing, in collaboration through an option agreement with Tonogold Resources Inc., the second phase of development and ultimately, resuming production from the Lucerne Mine.

The Company has recurring net losses from operations and an accumulated deficit of $225.1 million at March 31, 2018. For the three-month period ended March 31, 2018, the Company incurred a net loss of $2.5 million and used $1.1 million of cash in operations. As of March 31, 2018, the Company had cash and cash equivalents of $2.0 million, current assets of $7.7 million and current liabilities of $1.6 million, resulting in current working capital of $6.1 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity after consideration of fees due at the time of borrowing. The Company has an existing equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston") with unused capacity of $3.2 million. These capital resources are in addition to certain planned non-mining asset sales.

While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the funding sources detailed above.

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the Purchase Agreement, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to estimated useful lives and valuation of properties, plant, and equipment, assets held for sale, mineral rights, deferred tax assets, derivative assets and liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Reverse Stock Split

Effective November 9, 2017, the Company completed a 1-for-5 reverse stock split of its authorized and outstanding common stock, as approved by its Board of Directors. All 2017 common shares and per share amounts set forth herein give effect to this reverse stock split.

Comprehensive Loss

The only component of comprehensive loss for the three months ended March 31, 2018 and 2017, was our net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at March 31, 2018 and December 31, 2017, for its net deferred tax assets because we cannot conclude it is more likely than not that they will be realized.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014-09 (Topic 606) that introduces a new five-step revenue recognition model that an entity should use to recognize revenue when depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We used the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018, through a cumulative adjustment to retained earnings. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018, were not revised. The Company did not record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of Topic 606 as there were no revenue contracts within the scope of Topic 606 as of January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends ASC 230, Statement of Cash Flows, and the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance on January 1, 2018 which did not have a material impact on the Company’s consolidated financial statements.

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

2. Properties, Plant and Equipment and Assets Held for Sale

The Company did not close on any properties or equipment during the three months ended March 31, 2018.

During the three-month periods ended March 31, 2018 and March 31, 2017, the Company recognized depreciation expense of $0.8 million and $1.1 million, respectively.

Assets Held For Sale

The Company committed to a plan to sell certain land, buildings, and water rights. As of March 31, 2018 and December 31, 2017, the Company has assets with a net book value of $5.4 million, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 5.

Assets held for sale include:

	March 31, 2018	December 31, 2017
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total Assets Held For Sale	$5,363,403	$5,363,403

3. Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
Long-term reclamation liability — beginning of period	$7,417,680	$7,353,346
Additional obligations incurred	—	—
Accretion of reclamation liability	4,876	64,334
Long-term reclamation liability — end of period	$7,422,556	$7,417,680

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
Retirement obligation asset — beginning of period	$282,745	$617,126
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(14,917)	(334,381)
Retirement obligation asset — end of period	$267,828	$282,745

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accrued interest expense	$263,338	$—
Accrued make-whole for acquisition of membership interests (Note 6)	216,147	—
Accrued personal property tax	—	84,264
Accrued Northern Comstock Joint Venture	293,958	180,833
Accrued Board of Directors fees	84,000	84,000
Accrued payroll costs	66,579	57,402
Accrued vendor liabilities	20,000	75,415
Other accrued expenses	14,666	14,737
Total accrued expenses	$958,688	$496,651

5. Long-Term Debt

Long-term debt consisted of the following:

Note Description	March 31, 2018	December 31, 2017
$10,723,000 Note Payable (GF Comstock 2) - Payable in semi-annual installments of interest only at 11% with principal and $688,059 make whole payment due January 2021.	$10,190,684	$10,218,352
$3,677,254 Caterpillar Equipment Consolidated - Principal and interest at 5.7% payable in monthly installments of $29,570 due on or before November 1, 2021.	1,171,623	1,242,960
Total debt	11,362,307	11,461,312
Less: long-term debt discounts and issuance costs	(1,093,246)	(1,198,359)
Total debt, net of discounts and issuance costs	10,269,061	10,262,953
Less: current maturities	(295,706)	(291,532)
Long-term debt, net of discounts and issuance costs	$9,973,355	$9,971,421

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due 2021 in an aggregate principal amount of $10,723,000. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance and the Lynch House note. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture requires a Make Whole Payment totaling approximately $688,000 if paid any time prior to or at maturity. Total principal is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the Make Whole Amount from all net proceeds received upon sale of any assets of the Company.

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

Loan Commitment

In March 2017 (and amended in June and September 2017), the Company entered into a loan commitment agreement that provides up to $7.5 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement would not be due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7.0 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of March 31, 2018.

6. Stockholders’ Equity

At-the-Market Offering Program

Effective June 2016, the Company entered into a sales agreement with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5 million. The Company pays the sales agent a commission of 2.5% of the gross proceeds from the sale of such shares. Final proceeds from this ATM agreement were received in January 2018, and the ATM Agreement was terminated.

Effective April 2017, the Company entered into the Purchase Agreement with Leviston for the purchase of up to $7.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under the Purchase agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares.

Following is a reconciliation of the transactions under the ATM and Purchase Agreement for the three and twelve-month periods ended March 31, 2018 and December 31, 2017, respectively:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
Number of shares sold	4,679,904	9,464,764

Gross proceeds	$1,385,452	$7,346,707
Fees	252,568	278,919
Net proceeds	$1,132,884	$7,067,788

Average price per share	$0.30	$0.78

In January of 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $585,000 either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $585,000, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. As of March 31, 2018, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $216,147 at March 31, 2018 representing the value of the shortfall based on the share price as of March 31, 2018. This amount is recorded within accrued expenses in the condensed consolidated balance sheet as of March 31, 2018.

In February 2018, the Company issued 615,605 shares of Common Stock to Leviston in the amount of $0.02 million as payment for issuance fees due under the terms of the Purchase Agreement.

7. Net Loss Per Common Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended March 31
	2018	2017
Numerator:
Net loss	$(2,484,903)	$(2,774,180)

Denominator:
Basic and diluted weighted average shares outstanding	49,863,424	37,368,291

Net loss per common share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	March 31
	2018	2017
Stock options	10,000	10,000

8. Commitments and Contingencies

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

Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Lyon County. In April 2015, the District Court ruled in favor of the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. On December 9, 2015, Appellants filed their Opening Brief in the Nevada Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016, the Company and the Commissioners jointly filed an Answering Brief. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. An oral argument before a three-judge panel of the Nevada Supreme Court took place on September 14, 2016.

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim, The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018, ruling on the parties’ objections to certain evidence to be presented to the Court. All discovery is to be completed by June 23, 2018, followed by a final ruling from the Court. The Company and the Lyon County District Attorney look forward to positive resolution of CRA's lone remaining claim.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

9. Segment Reporting

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

	Three Months Ended March 31
	2018	2017
Revenue
Mining	$—	$—
Real estate	22,850	19,294
Total revenue	22,850	19,294

Costs and Expenses
Mining	(1,903,361)	(2,446,820)
Real estate	(7,091)	(17,133)
Total costs and expenses	(1,910,452)	(2,463,953)

Operating Income (Loss)
Mining	(1,903,361)	(2,446,820)
Real estate	15,759	2,161
Total loss from operations	(1,887,602)	(2,444,659)

Other income (expense), net	(597,301)	(329,521)
Net loss	$(2,484,903)	$(2,774,180)

Depreciation, Amortization, and Depletion
Mining	$824,463	$1,151,129
Real estate	2,465	4,173
Total depreciation, amortization, and depletion	$826,928	$1,155,302

Capital Expenditures
Mining	$—	$1,680,679
Real estate	—	—
Total capital expenditures	$—	$1,680,679

	As of March 31	As of December 31,
	2018	2017
Assets
Mining	$24,052,400	$25,530,508
Real estate	6,020,536	5,433,405
Total assets	$30,072,936	$30,963,913

10. Subsequent Events

On April 3, 2018, the Company received a $2 million payment relating to the option agreement (the “Option Agreement”) signed on October 3, 2017, between the Company and Tonogold Resources, Inc. (“Tonogold”). The Company used $1.4 million of the proceeds to reduce its indebtedness under the Debenture.

Under the terms of the Option Agreement, Tonogold will have the right to participate in certain activities, including but not limited to, engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on certain properties within the Company’s Lucerne resource area (the “Lucerne Property”), and if all obligations and prerequisites are satisfied and subject to compliance with the Option Agreement, Comstock and Tonogold may effect a joint venture for the future development and mining of mineral resources on the Lucerne Property. Tonogold can earn a
51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making capital expenditures on the Lucerne Property of $20 million no later than 42-months following signing of the Option Agreement and payments of $2.2 million payments that have already been made to the Company.

In addition, Tonogold is granted the option to purchase 51% of certain equipment and property located at the Company’s American Flat property for a purchase price of $25 million or alternatively, Tonogold can enter into a toll processing agreement with the Company. If Tonogold elects the toll treatment alternative, Comstock will retain 100% ownership of the American Flat property and Tonogold shall rent and operate the process facility, paying Comstock a usage fee of $1 million per annum plus $1 per ton processed. Tonogold also has a right of first refusal if the Company elects, in its sole discretion, to sell certain other mining properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three-month period ended March 31, 2018. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2017.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and additional mining, commercial and industrial properties located in Storey and Lyon Counties, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, near Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District since 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production.

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

Gold Hill Group
Con Imperial
Yellow Jacket
Kentuck
Crown Point
Belcher
Overman
Occidental Group
North Brunswick
Sutro Vent Shaft
Brunswick Incline
Upper Occ. Portal
Lower Occ. Portal
New York
New Caledonia
Justice
Keystone
Woodville
Holman
Lucerne Group
Hole 90
Succor
PQ
Chute
Oest
Dayton
SC Target
SC Extension
Dayton-SV Group
Spring Valley North
Amazon-Wonder
Spring Valley Mid
Spring Valley South
Gold Canyon Placers
Daney
District Targets
Legend
Vein Trace
Vein Interpolation
CMI Unpatented Claims
CMI Patent & Fee
N
Feet
0 1,000 2,000 4,000
1 inch = 2,000 feet

Figure 1 - General Overview of Priority Exploration Targets

Lucerne Resource Area

Most recently, the Company has focused on exploration and development of certain properties within the Lucerne resource area primarily underground core drilling, underground drift (tunnel) development, and underground sampling into the Quartz Porphyry (“PQ”) and Succor geological targets. The Company encountered contiguous mineralized intercepts (10 to 40 feet) from bays 3 through 6 as it moved north of the Silver City/Succor structural intersection and within and bordering the PQ mass. The configuration of the longer and higher-grade intercepts occur along the hanging wall contact of the PQ intrusive mass within both the Alta Andesite and PQ host rocks. The intervals show continuity laterally and vertically along the structural contact.

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

On October 3, 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”). Under the terms of the Option Agreement, Tonogold has the right to participate in certain activities, including but not limited to, engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on certain properties within the Lucerne Property and if all obligations and prerequisites are satisfied and subject to compliance with the Option Agreement, Comstock and Tonogold may effect a joint venture for the future development and mining of mineral resources on the Lucerne Property. The Option Agreement provided six months for Tonogold to evaluate the property, and required a payment to the Company of $2 million to extend the Option Agreement into the next phase.

On April 3, 2018, the Company received the required $2 million payment, and used $1.4 million of the proceeds to reduce its indebtedness under the Debenture. Tonogold can now earn a 51% interest in the Company’s wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by meeting the requirements of the Option Agreement, including making cumulative capital expenditures on the Lucerne Property of $7 million by October 3, 2019 and $20 million by April 3, 2021.

In addition, Tonogold is granted the option to purchase 51% of certain equipment and property located at the Company’s American Flat property for a purchase price of $25 million, or, alternatively, Tonogold can enter into a toll processing agreement with the Company. If Tonogold elected the toll treatment alternative, Comstock will retain 100% ownership and Tonogold shall rent and operate the Process Facility, paying Comstock a usage fee of $1 million per annum plus $1 per ton processed. Tonogold also has a right of first refusal if the Company elects, in its sole discretion, to sell certain other mining properties.

Dayton Resource Area

The Company plans to advance the Dayton Project to full feasibility, with a production ready mine plan within the next two years. The plan includes expanding the current resource at the Dayton resource area and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys (see Figure 2).

In-house Dayton engineering and mine planning have resulted in profiling various economic shells with multiple cutoff grade scenarios. Multiple layout plans for the mine and corresponding processing facilities have been conceptually developed and located on lands 100% privately held by the Company, thus simplifying and shortening the critical permitting chain. A definition drill plan is in place and is permitted. An expanded drill plan is currently being designed and detailed plans will be submitted to the regulatory agencies for permitting.

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
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 2 - Dayton -Spring Valley Magnetic Geophysics

Dayton - Spring Valley Group Targets

Spring Valley is located south of the Dayton resource area and south and east of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones, the global Dayton resource foot print is outlined with reference to the technical report authored by Behre Dolbear in January 2013. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (Figure 3), with a potential strike length of approximately 9,600 feet.

Dayton - Spring Valley Targets
Legend
CMI Mining Claims
CMI Private Ground
N
0
800
1,600
3,200
Feet
Behre Dolbear
(Jan. 2013)
Resource @ 0.020 opt Au Cutoff
7.9 M tons
0.042 opt, 330,000 ounces Au
0.231 opt, 1.8 M ounces Ag
SC Target
SC Target Extension
Spring Valley North
Spring Valley Mid
Spring Valley South
Daney

Figure 3 - Dayton and Spring Valley Group Targets

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

The Spring Valley exploration program is designed to target areas that have similar magnetic signatures of known economic grade mineralization. The magnetic geophysical survey was further studied and a structural interpretation was developed that illustrated multiple cross cutting structures (colored green) that are oblique to the southerly projected north/south vein trend (colored red), refer to Figure 4. Though rare due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the structures and veins were derived by connecting these specific magnetic attributes as identified on each 25-meter spaced survey line. Similar structures have been identified in the Dayton resource area and were found to be important components for the development of economic grades of mineralization. Geologic mapping and sample analysis conducted on the surface and in accessible underground workings have identified the north/south and the crosscutting structures to carry gold and silver values with varying silver to gold ratios. Comparisons of selected sample geochemistry, the north/south veins commonly have a relatively higher silver to gold ratio.

Dayton - Spring Valley
Magnetic Geophysics
Legend
Dayton Exploration Holes
Percussion Holes (<82' depth)
Veins - Jim Wright Interpretation
Structures
MAG HI
MAG MID
MAG LO
CMI Unpatented Claims
CMI Patent & Fee
N
0 300 600 1,200 Feet
1 inch = 600 feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 4 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures

Dayton Metallurgy

In-house (CMI), column leach tests were performed on mineralized material collected from three specific, readily accessible locations on Dayton Resource patented land: Glory Hole-Mid Grade (GH-MG), Glory Hole-High Grade (GH-HG) and Dayton Adit (DA). The material collected from each site represents gold and silver mineralization encountered in the Dayton resource model. Each bulk sample from the three sites was segregated, coarse crushed, blended and split into two composites.

Six, 6-foot-high and 8-inch-diameter columns were constructed. Two columns were loaded for each bulk sample and placed under leach, maintaining the same protocol for all columns. Two columns for each sample were selected as an inherent quality control check. Each column test consisted of 74 days elapsed time with a 14-day resting stage during days 45-59. The decision to terminate the tests after 60 cumulative leach days was predicated by the flattening of the recovery curve. The metal recovery had not stopped but daily incremental increases were below CMI’s analytical detection limits.

Each composite sample was processed to a nominal crush size of 80 percent passing ¾ inch and 70 kilograms was extracted for each column charge. The material was then screened to establish volumetric content at the following selected size fractions: ¾”, ½”, ¼”, 10 mesh, 28 mesh, and 65 mesh. Each size fraction was then assayed for gold and silver content and a screen composite head grade for each zone was calculated. Each 70-kilogram composite was agglomerated with Type II Portland cement at a rate equivalent to 16 pounds of cement per ton of column charge. Cyanide concentration was 1gram cyanide per liter of leach solution. This combination of reagent concentration, leach solution volume and cement addition provided a targeted reaction pH of 10.5.

The columns were leached for 44 days, then allowed to drain and “rest” for 14 days. Leaching resumed for 16 additional days for a cumulative 60 days of active leaching. After this leaching cycle was completed, each column was rinsed with 30 gallons of potable water. The rinse included three individual rinse cycles with 10 gallons of water per cycle. The rinsed material was again screened at the same size fractions. Each size fraction was assayed to determine the tail assay or the residual amount of gold and silver remaining in each size fraction after leach. Examining the recovery of metal by size fraction, coupled with the tail assays and the extracted metal content and provided a calculated head grade for each column sample site.

The following table and charts highlight the grade of each zone along with the cumulative recovery over the course of the 60-day leach.

	Gold	Silver
Dayton Adit	Calculated Head grade- .041 oz/T	Calculated Head grade- .0681 oz/T
Oxidized mineralized material collected from underground, composed of ferro-manganese clay supported breccias, quartz calcite stock work multi lithic fragments, including: rhyolite, quartz, porphyry and andesite
	Tail Assay grade .005 oz/T % recovered 88%	Tail Assay grade .303 oz/T % recovered 56%
Glory Hole-High Grade	Calculated Head grade- .048 oz/T	Calculated Head grade- .0603 oz/T
Surface exposure not previously sampled for metallurgical analysis. Micro quartz veining and quartz calcit stock work hosted in multi lithic fragment breccia. Ferro-manganese clay.	Tail Assay grade .010 oz/T % recovered 80%	Tail Assay grade .295 oz/T % recovered 51%
Glory Hole-Mid Grade	Calculated Head grade- .023 oz/T	Calculated Head grade- .429 oz/T
Location near highwall of historic open cut mining operation. Quartz calcite stock work hosted in propylitic andesite limonite, chlorite clay seams minor manganese clays	Tail Assay grade .004 oz/T % recovered 84%	Tail Assay grade .183 oz/T % recovered 58%

Figure 5 - Dayton In-house Column Leach Results

These in-house column test results complement the results of testing on similar material done by McClelland Laboratories of Reno, Nevada in 2011. Those tests, with results included in the Company’s January 2013 Technical Report, included bottle roll tests and column tests for mineralized material from our Lucerne, Hartford, and Dayton properties. Two column tests for each bulk sample were completed, at crush sizes of 1” and ½”.

Two bulk samples were taken from surface exposures of alta andesite in the Dayton Pit area. DP-004 was selected as a medium grade sample, and DP-005 was selected as a high-grade sample. Each sample was crushed to 80% passing 1” and 80% passing ½” for the two columns, and agglomerated with type II Portland cement at the rate of 12 pounds per ton. The columns were under leach for 154 days. At the end of the test, the curves had flattened, but recovery was still increasing.

		Calculated Head		Days Under	Percent Recover
Sample ID	Crush	Au	Ag	Leach	Au	Ag
DP-004 (MG)	1"	0.0529	0.806	10	82.0%	18.9%
				154	93.8%	46.5%
DP-004 (MG)	1/2"	0.0521	0.781	10	82.5%	22.2%
				154	94.1%	51.7%
DP-005 (HG)	1"	0.1346	0.810	10	58.8%	17.9%
				154	75.3%	41.7%
DP-005 (HG)	1/2"	0.1228	0.698	10	68.2%	24.5%
				154	83.6%	49.7%
Leach results from McClelland Laboratories, August 2011

This table highlights the results from the two samples. The recoveries at 10 days are shown, along with the cumulative recovery at the end of the test. This highlights the steepness of the recovery curve, recovering a significant percentage of the metal in the first 10 days. The gold recovery curves shown above from the in-house testing are similarly steep.

Operating Costs

During the year ended December 31, 2017 and fully continuing through the first quarter of 2018, the Company focused on reducing all costs, including mining, real estate, exploration and mine development, mine claims, environmental and reclamation and general and administrative costs. Total costs and expenses have declined by over $0.3 million when comparing the three-month period ended March 31, 2017, to the three-month period ended March 31, 2018, and the Company expects total year on year savings to exceed an additional $2.0 million when comparing the full year of 2018 to 2017. These savings are in addition to the over $6 million in savings when having compared the full year 2017 to 2016. The Company has aggressively implemented organizational changes consistent with the transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects.

The Company has reduced operation costs in almost all categories and already is achieving the run rate of those costs for the remainder of the year to be $3.6 million, or less than $290,000 per month (excluding depreciation, amortization, and depletion expense). The recently announced agreement and current collaboration with Tonogold has the potential for reducing the annual expenses, in 2018, by over an additional one-third, or $1.25 million in reductions. This would reduce the monthly operating expense to less than $200,000 per month (excluding depreciation, amortization, and depletion).

The Company is working on additional initiatives for further reducing those costs while fully maintaining our operating and permitted infrastructure. Operating expenses for the full year 2018, are anticipated to be $3.6 million, excluding $3.2 million in depreciation and $1.1 million of interest expense.

Outlook

We are positioned and focused on real asset and equity value appreciation for 2018, while concurrently eliminating our debt and growing quality gold and silver resources and reserves throughout this year. Our longer-term goal is to deliver up to $500 million of accretive share value by 2020, by acquiring, joint venturing, exploring and developing resources and reserves capable of sustaining production of more than 100,000 gold-equivalent ounces per annum.

Our streamlining in 2017 lowered operating costs in all categories by well over $6 million as compared to 2016, exceeding our targets while still growing our land positions, expanding our entitlements and permitted infrastructure, and maintaining our internal engineering, geological, metallurgical, land and financial competencies. These 2017 actions already have realized an additional $0.3 million in annual savings expected to total $2.0 million in annual savings for 2018, as compared to 2017. We are lean and well positioned to grow our resources, our assets and our equity value during 2018.

The Lucerne mine has all the required state and local permits and additional engineering and resource development of this northeast trending strike commenced during the fall of 2017 with Tonogold. Tonogold has elected to continue into the next phase of the Option Agreement, with their payment of $2.0. We very much look forward to our partner progressing and publishing updated technical reports on the Lucerne project, with economic feasibility and a plan for returning the mine to production.

We plan to advance the Dayton Project by updating the resource and providing preliminary economic feasibility and technical reporting in 2018. The plan also includes expanding the current resource at the Dayton and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by geophysical surveys.

During 2017, we began reducing long-term debt, by more than $1 million from non-mining asset sales, lowering the Company’s debenture principal to $9.6 million. We witnessed the Nevada Department of Transportation’s USA Parkway Grand Opening Celebration, directly benefiting Comstock’s Certified Industrial Site and the Daney Ranch near the US 50 highway. We plan on monetizing these non-mining assets during 2018 to eliminate our debt and strengthen our balance sheet.

Equity Raises

For the three-months ended March 31, 2018, the Company issued 4,679,904 shares of common stock through the Company’s at-the-market equity offering program and its equity purchase agreement. Gross proceeds from the issuance of shares totaled approximately $1.4 million at an average price per share of $0.30.

The Company has not issued any shares of common stock subsequent to March 31, 2018.

Comparative Financial Information

The Company had two operating segments as of March 31, 2018: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2018	March 31, 2017	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	22,850	19,294	3,556

Costs applicable to mining revenue	728,904	902,404	(173,500)
Real estate operating costs	7,091	17,133	(10,042)
Exploration and mine development	209,538	270,967	(61,429)
Mine claims and costs	180,231	264,535	(84,304)
Environmental and reclamation	58,068	348,051	(289,983)
General and administrative	726,620	660,863	65,757
Loss from operations	(1,887,602)	(2,444,659)	557,057
OTHER INCOME (EXPENSE)
Interest expense	(383,340)	(456,082)	72,742
Other income (expense)	(213,961)	126,561	(340,522)

NET LOSS	$(2,484,903)	$(2,774,180)	$289,277

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the three months ended March 31, 2018, and 2017, respectively.

Cost applicable to mining revenue decrease by approximately $0.2 million during the three months ended March 31, 2018, as compared to the same period ended March 31, 2017, due to reduced depreciation expenses.

Real estate operating costs decreased by $0.01 million during the three months ended March 31, 2018, as compared to the same period ended March 31, 2017, due to reduction in maintenance costs.

Exploration and mine development costs decreased by approximately $0.1 million during the three months ended March 31, 2018, as compared to the same period ended March 31, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement.

Environmental and reclamation costs decreased by $0.3 million during the three months ended March 31, 2018, as compared to the same period ended March 31, 2017, primarily due to higher 2017 costs associated with excess weather and associated water management requirements.

General and administrative costs increased by $0.1 million during the three months ended March 31, 2018, as compared to the same period March 31, 2017, primarily due to increased cost associated with consulting and due diligence fees.
Net loss was $2.5 million for the three months ended March 31, 2018, as compared to a net loss of $2.8 million for the three months ended March 31, 2017. The $0.3 million decrease in net loss primarily resulted from a reduction in operating expenses resulting from targeted cost reduction activities.

Liquidity and Capital Resources

Total current assets are $7.7 million at March 31, 2018, including cash and cash equivalents on hand of $2.0 million. The Company’s current capital resources include these cash and cash equivalents and other working capital resources, certain planned, non-mining asset sales with expected net proceeds of over $14 million and other existing financing arrangements. Additionally, on April 3, 2018, the Company received a $2 million payment relating to the Option Agreement between the Company and Tonogold. The Company used $1.4 million of the proceeds to reduce its indebtedness under the Debenture. The Company reduced the Debenture by an additional $0.25 million during April 2018, bringing the outstanding Debenture balance to $7.92 million.

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2018, as compared to net cash used in operating activities of $2.0 million for the three months ended March 31, 2017. The Company’s use of $0.9 million less of cash in operating activities in the first three months of 2018, was primarily driven by the Company’s reduced net expenditures from net cost reductions in almost every classification of spending.

Net cash provided by investing activities for the three months ended March 31, 2018, was $0.03 million, primarily relating to proceeds from the sale of a property. There was no cash used or provided by investing activities for the three months ended March 31, 2017.

Net cash provided by financing activities for the three months ended March 31, 2018, was $1.0 million, comprised of net proceeds of $1.1 million from the sale of securities offset by the pay-down of long-term debt obligations of approximately $0.1 million. Net cash provided by financing activities for the three months ended March 31, 2017, was $2.2 million, comprised of net proceeds of $0.3 million from the sale of securities and $9.5 million from long-term debt obligations, offset by the pay-down of long-term debt obligations of approximately $7.6 million.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and contemplates continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, which ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016 and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton Resource area and then further developing, in collaboration through an option agreement with Tonogold Resources Inc., the second phase of development and ultimately, resuming production from the Lucerne Mine.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity after consideration of fees due at the time of borrowing. The Company has an existing equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston") with unused capacity of $3.2 million. These capital resources are in addition to certain planned non-mining asset sales.

The Company has recurring net losses from operations and an accumulated deficit of $225.1 million at March 31, 2018. For the three-month period ended March 31, 2018, the Company incurred a net loss of $2.5 million and used $1.1 million of cash in operations. As of March 31, 2018, the Company had cash and cash equivalents of $2.0 million, current assets of $7.7 million and current liabilities of $1.6 million, resulting in positive net current working capital of $6.1 million.

While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the funding sources detailed above.

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the Purchase Agreement, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

Critical Accounting Policies and Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended March 31, 2018, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim, The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018, ruling on the parties’ objections to certain evidence to be presented to the Court. All discovery is to be completed by June 23, 2018, followed by a final ruling from the Court. The Company and the Lyon County District Attorney look forward to positive resolution of CRA's lone remaining claim.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

None

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	April 26, 2018	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)