Form 10-Q
period 2018-06-30
Comstock Mining Inc.
filed 2018-07-31
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at July 25, 2018 was 57,286,428.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future industry market conditions; future explorations or acquisitions; future changes in our exploration activities; future prices and sales of, and demand for, our products; land entitlements and uses; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the board of directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives; including the nature and timing and accounting for restructuring charges, derivative liabilities and the impact thereof; contingencies; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities; including asset sales and the redemption of the debenture and associated costs; future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and the following: adverse effects of climate changes or natural disasters; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; adverse effects of terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,469,429	$2,066,718
Assets held for sale, Net (Note 2)	5,363,403	5,363,403
Prepaid expenses and other current assets (Note 3)	709,248	301,387
Total current assets	7,542,080	7,731,508
MINERAL RIGHTS AND PROPERTIES, Net	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	11,163,991	12,781,733
RECLAMATION BOND DEPOSIT	2,622,544	2,622,544
RETIREMENT OBLIGATION ASSET (Note 5)	246,310	282,745
OTHER ASSETS	340,063	340,302
TOTAL ASSETS	$29,120,069	$30,963,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$503,760	$321,302
Accrued expenses (Note 6)	779,591	496,651
Long-term debt– current portion (Note 7)	299,940	291,532
Total current liabilities	1,583,291	1,109,485
LONG-TERM LIABILITIES:
Long-term debt (Note 7)	8,830,979	9,971,421
Long-term reclamation liability (Note 8)	7,428,734	7,417,680
Other liabilities	569,184	600,228
Total long-term liabilities	16,828,897	17,989,329
Total liabilities	18,412,188	19,098,814
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred Stock; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 55,756,428 and 47,236,103 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37,134	31,459
Additional paid-in capital	238,175,400	234,438,057
Accumulated deficit	(227,504,653)	(222,604,417)
Total stockholders’ equity	10,707,881	11,865,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,120,069	$30,963,913

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	28,815	27,370	51,665	46,664
Total revenues	28,815	27,370	51,665	46,664

COSTS AND EXPENSES
Costs applicable to mining revenue	728,559	914,341	1,457,463	1,816,745
Real estate operating costs	9,880	22,813	16,971	39,946
Exploration and mine development	248,648	271,137	458,186	542,104
Mine claims and costs	91,025	244,458	271,256	508,993
Environmental and reclamation	62,186	169,264	120,254	517,315
General and administrative	827,542	957,034	1,554,163	1,617,897
Total costs and expenses	1,967,840	2,579,047	3,878,293	5,043,000

LOSS FROM OPERATIONS	(1,939,025)	(2,551,677)	(3,826,628)	(4,996,336)

OTHER INCOME (EXPENSE)
Interest expense	(330,887)	(398,854)	(714,227)	(854,936)
Other income (expense)	(145,420)	17,809	(359,381)	144,369
Total other expense, net	(476,307)	(381,045)	(1,073,608)	(710,567)

LOSS BEFORE INCOME TAXES	(2,415,332)	(2,932,722)	(4,900,236)	(5,706,903)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,415,332)	$(2,932,722)	$(4,900,236)	$(5,706,903)

Net loss per common share – basic	$(0.04)	$(0.08)	$(0.09)	$(0.15)

Net loss per common share – diluted	$(0.04)	$(0.08)	$(0.09)	$(0.15)

Weighted average common shares outstanding — basic	53,834,285	38,614,940	51,859,818	37,942,856

Weighted average common shares outstanding — diluted	53,834,285	38,614,940	51,859,818	37,942,856

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(4,900,236)	$(5,706,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	1,659,808	2,255,730
Accretion of reclamation liability	11,054	32,167
Gain on sale of properties, plant, and equipment	(26,000)	(17,809)
Amortization of debt discounts and issuance costs	192,600	208,148
Net loss on early retirement of long-term debt	164,751	126,997
Payment-in-kind interest expense	437,852	—
Loss on make-whole liability with Pelen, LLC	201,393	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(157,861)	24,624
Accounts payable	182,458	(143,807)
Accrued expenses and other liabilities	50,504	(393,080)
NET CASH USED IN OPERATING ACTIVITIES	(2,183,677)	(3,613,933)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	239	—
Proceeds from sale of properties, plant, and equipment	26,000	17,809
Purchase of mineral rights and properties, plant and equipment	(255,631)	(117,000)
NET CASH USED IN INVESTING ACTIVITIES	(229,392)	(99,191)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,927,238)	(7,691,454)
Proceeds from long-term debt obligations (net of issuance costs)	—	9,405,996
Proceeds from earn-in option with Tonogold	2,000,000	—
Proceeds from the issuance of common stock	1,795,860	2,920,253
Common stock issuance costs	(52,842)	(74,821)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,815,780	4,559,974
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(597,289)	846,850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,066,718	184,359
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,469,429	$1,031,209
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$83,775	$646,789

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to pay for common stock issuance costs	$200,000	$200,000
Issuance of common stock (in advance of close) to purchase membership interests	$585,000	$—
Payment for purchase of property, plant, and equipment with prepaid deposits	$—	$1,158,785
Issuance of debt to purchase property, plant, and equipment	$—	$247,494
Settlement of long-term debt obligations with prepaid deposits	$—	$231,000
Issuance of common stock for settlement of long-term debt obligations	$—	$124,920
Issuance of common stock to purchase properties, plant, and equipment	$—	$274,400
Debt issuance costs in accounts payable	$—	$26,550

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and contemplates the Company's continuation as a going concern.

On April 3, 2018, the Company received a $2 million cash payment relating to an option agreement (the “Option Agreement.”) with Tonogold Resources Inc. (“Tonogold”). The Company used $1.5 million of the proceeds to reduce its indebtedness under the Debenture. In addition, the Option Agreement requires Tonogold to reimburse the Company for certain expenditures associated with the Lucerne Mine Project. The Company has received approximately $0.3 million in expense reimbursements during the six months ended June 30, 2018.

The Company commenced production with the Lucerne Mine in 2012, which ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016 and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton Resource area and then further developing, in collaboration through the Option Agreement with Tonogold, the second phase of development and ultimately, a plan for resuming production from the Lucerne Mine.

The Company has recurring net losses from operations and an accumulated deficit of $227.5 million at June 30, 2018. For the six-month period ended June 30, 2018, the Company incurred a net loss of $4.9 million and used $2.2 million of cash in operations. As of June 30, 2018, the Company had cash and cash equivalents of $1.5 million, current assets of $7.5 million and current liabilities of $1.6 million, resulting in current working capital of $5.9 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity after consideration of fees due at the time of borrowing. The Company has an existing equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston") with unused capacity of $2.6 million. These capital resources are in addition to certain planned non-mining asset sales.

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

Comprehensive Loss

The only component of comprehensive loss for the three and six-month periods ended June 30, 2018 and 2017, was our net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at June 30, 2018 and December 31, 2017, for its net deferred tax assets because we cannot conclude it is more likely than not that they will be realized.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014-09 (Topic 606) that introduces a new five-step revenue recognition model that an entity should use to recognize revenue when depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We used the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018, through a cumulative adjustment to accumulated deficit. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018, were not revised. The Company did not record a cumulative effect adjustment to its beginning accumulated deficit as a result of adoption of Topic 606 as there were no revenue contracts within the scope of Topic 606 as of January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends ASC 230, Statement of Cash Flows, and the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance on January 1, 2018, with no material impact on the Company’s consolidated financial statements.

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

2. Assets Held For Sale

The Company committed to a plan to sell certain land, buildings, and water rights. As of June 30, 2018 and December 31, 2017, the Company has assets with a net book value of $5.4 million, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 7.

Assets held for sale include:

	June 30, 2018	December 31, 2017
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$5,363,403	$5,363,403

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Land and property deposits	$250,000	$—
Surety bond and insurance	198,485	188,485
Reimbursements due from Tonogold	54,815	—
Other	205,948	112,902
Total prepaid expenses and other current assets	$709,248	$301,387

4. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Land and building	$9,169,605	$9,169,605
Vehicle and equipment	2,357,367	2,414,216
Processing and laboratory	21,166,497	21,166,497
Furniture and fixtures	755,665	755,665
	33,449,134	33,505,983
Less accumulated depreciation	(22,285,143)	(20,724,250)
Total properties, plant and equipment	$11,163,991	$12,781,733

During the three and six-month periods ended June 30, 2018, the Company recognized depreciation expense of $0.8 million and $1.6 million, respectively. During the three and six-month periods ended June 30, 2017, the Company recognized depreciation expense of $1.0 million and $2.1 million, respectively.

5. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
Retirement obligation asset — beginning of period	$282,745	$617,126
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(36,435)	(334,381)
Retirement obligation asset — end of period	$246,310	$282,745

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accrued Northern Comstock Joint Venture	$407,083	$180,833
Accrued make-whole for 25% acquisition (Note 13)	201,393	—
Accrued payroll costs	121,652	57,402
Accrued personal property tax	—	84,264
Accrued Board of Directors fees	20,000	84,000
Accrued vendor liabilities	—	75,415
Other accrued expenses	29,463	14,737
Total accrued expenses	$779,591	$496,651

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required monthly and annual payments to Northern Comstock LLC.

7. Long-Term Debt

Long-term debt consisted of the following:

Note Description	June 30, 2018	December 31, 2017
Note Payable (GF Comstock 2) - Payable in semi-annual installments of interest only at 11% with principal and make whole payment due January 2021.	$8,872,661	$10,218,352
Caterpillar Equipment Consolidated - Principal and interest at 5.7% payable in monthly installments of $29,570 due on or before November 1, 2021.	1,099,266	1,242,960
Total debt	9,971,927	11,461,312
Less: long-term debt discounts and issuance costs	(841,008)	(1,198,359)
Total debt, net of discounts and issuance costs	9,130,919	10,262,953
Less: current maturities	(299,940)	(291,532)
Long-term debt, net of discounts and issuance costs	$8,830,979	$9,971,421

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due 2021 in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000, if paid any time prior to or at maturity. At June 30, 2018, the remaining balance on the Make Whole obligation was $508,599. Total principal on the Debenture is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

Interest is payable semi-annually. For the first two years, interest will be payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest will be payable only in cash. The Company elected to pay the first two semi-annual interest payments in cash in June 2017, and December of 2017. In June 2018, the Company elected to make the third payment of $437,852, in the form of additional Debentures (Payment in Kind).

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company, participated in this financing.

Loan Commitment

In March 2017 (and amended in June and September 2017), the Company entered into a loan commitment agreement that provides up to $7.5 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement would not be due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7.0 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of June 30, 2018.

8. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
Long-term reclamation liability — beginning of period	$7,417,680	$7,353,346
Additional obligations incurred	—	—
Accretion of reclamation liability	11,054	64,334
Long-term reclamation liability — end of period	$7,428,734	$7,417,680

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim, The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court, which was subsequently extended and including response periods by both parties, anticipated to be complete by late August 2018, followed by a final ruling from the Court. The Company and the Lyon County District Attorney look forward to positive resolution of CRA's lone remaining claim.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012 and is seeking $510,000 in damages.  The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.

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

Following is a reconciliation of the transactions under the ATM Agreement and Purchase Agreement for the six-month periods ended June 30, 2018, and 2017, respectively:

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Number of shares sold	6,429,299	3,292,161

Gross proceeds	$1,795,860	$2,670,253
Fees	52,842	74,821
Net proceeds	$1,743,018	$2,595,432

Average price per share	$0.28	$0.81

In February 2018, the Company issued 615,605 shares of Common Stock to Leviston in the amount of $0.2 million as payment for issuance fees due under the terms of the Purchase Agreement. In April 2017, the Company issued 777,936 shares of Common Stock to Leviston in the amount of $0.2 million as payment for issuance fees due under the terms of the Purchase Agreement.

Excluded from gross proceeds for the six months ended June 30, 2017 above is $0.25 million of cash proceeds received on June 29, 2017, for which the corresponding 298,525 shares were not issued to the buyer until after June 30, 2017. The $0.25 million of cash proceeds are included in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 as proceeds from the issuance of common stock.

11. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,415,332)	$(2,932,722)	$(4,900,236)	$(5,706,903)

Denominator:
Basic and diluted weighted average shares outstanding	53,834,285	38,614,940	51,859,818	37,942,856

Net loss per common share:
Basic	$(0.04)	$(0.08)	$(0.09)	$(0.15)
Diluted	$(0.04)	$(0.08)	$(0.09)	$(0.15)

There are 10,000 common stock equivalent shares associated with stock options that are not included in the computation of diluted loss per share because the Company has a net loss and the inclusion of such shares would be antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Mining	$—	$—	$—	$—
Real estate	28,815	27,370	51,665	46,664
Total revenue	28,815	27,370	51,665	46,664

Costs and Expenses
Mining	(1,957,960)	(2,556,234)	(3,861,322)	(5,003,054)
Real estate	(9,880)	(22,813)	(16,971)	(39,946)
Total costs and expenses	(1,967,840)	(2,579,047)	(3,878,293)	(5,043,000)

Operating Income (Loss)
Mining	(1,957,960)	(2,556,234)	(3,861,322)	(5,003,054)
Real estate	18,935	4,557	34,694	6,718
Total loss from operations	(1,939,025)	(2,551,677)	(3,826,628)	(4,996,336)

Other income (expense), net	(476,307)	(381,045)	(1,073,608)	(710,567)
Net loss	$(2,415,332)	$(2,932,722)	$(4,900,236)	$(5,706,903)

Depreciation, Amortization, and Depletion
Mining	$830,416	$1,097,963	$1,654,878	$2,249,092
Real estate	2,465	2,465	4,930	6,638
Total depreciation, amortization, and depletion	$832,881	$1,100,428	$1,659,808	$2,255,730

Capital Expenditures
Mining	$255,631	$117,000	$255,631	$1,797,679
Real estate	—	—	—	—
Total capital expenditures	$255,631	$117,000	$255,631	$1,797,679

	As of June 30,	As of December 31,
	2018	2017
Assets
Mining	$23,545,372	$25,530,508
Real estate	5,574,697	5,433,405
Total assets	$29,120,069	$30,963,913

13. Equity Purchase Agreements

Equity purchase agreement with Pelen, LLC

In January of 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $585,000 either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $585,000, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. As of June 30, 2018, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $201,393 at June 30, 2018 representing the value of the shortfall based on the share price as of June 30, 2018. This amount is recorded within accrued expenses in the condensed consolidated balance sheet as of June30, 2018.

Equity purchase agreement with Downtown Silver Springs, LLC

On May 30, 2018, and amended on June 22, 2018, the Company entered into an agreement for the purchase of 100% of the membership interests of Downtown Silver Springs, LLC (“DTSS”). DTSS holds an option for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada, and separately, holds an option to purchase 350 units of water rights (equaling 392 acre-feet) and 200 units of sewer rights. DTSS has no other assets, no operations, or employees.

The option to purchase the 160 acres of land allows the holder to purchase the land for approximately $3.2 million, plus accrued interest of approximately $345,000 and expires on October 15, 2018. The option to purchase the water and sewer rights allows the holder to purchase the water rights for $5,800 per acre foot and the sewer rights for $7 per sewer unit and expires on October 15, 2018. The water rights and sewer unit usages are not restricted to the 160-acre parcel.

The agreement with DTSS requires the Company make (1) two separate, non-refundable deposits of $250,000 each into escrow towards the purchase of the land in Silver Springs, Nevada, (2) $250,000 of payments to the sellers of the membership interests with $30,000 due on or before July 2, 2018 and the balance of $220,000 due at closing on or before August 3, 2018, and (3) a contingent payment of $250,000 to the sellers of the membership interests on or before December 31, 2018. As of June 30, 2018, the purchase of DTSS has not closed and the Company has not received legal ownership of the membership interests.

On May 30, 2018, the Company made the first required, non-refundable deposit of $250,000 which is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet at June 30, 2018. During July 2018, the Company paid the second required, non-refundable deposit of $250,000, an additional $300,000 non-refundable deposit towards the purchase of the land, and the $30,000 required payment to the sellers of the membership interests described previously. As of the date of this filing, the Company has made a total of $800,000 of non-refundable deposits towards the purchase of the 160 acres of land.

14. Tonogold Option Agreement

On October 3, 2017, the Company entered into the Option Agreement with Tonogold. Under the terms of the Option Agreement, Tonogold will have the right to participate in certain activities, including but not limited to, engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on certain properties within the Company’s Lucerne resource area (the “Lucerne Property”).

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property by meeting certain requirements and financial milestones. These requirements and milestones include: (1) making capital expenditures on the Lucerne Property and related expense reimbursements to the Company of $20 million no later than 42-months following the Commencement Date of April 3, 2018, and (2) making option payments totaling $2.2 million to the Company. Tonogold made a $0.2 million option payment on October 3, 2017, and a second and final option payment of $2.0 million, on April 3, 2018. The option payments were both recorded within stockholder's equity as they relate to Tonogold’s right to earn-in to a 51% interest in Comstock Mining, LLC. The Company used $1.5 million of the proceeds received from the option payments to reduce its indebtedness under the Debenture. In addition, the Company has received approximately $0.3 million in expense reimbursements for the six-months ended June 30, 2018.

15. Subsequent Events

In July, the Company entered into the Purchase Agreement with Leviston for the purchase of up to $2.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under the Purchase agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three and six-month period ended June 30, 2018. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes also included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2017.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and additional mining, commercial and industrial properties located in Storey and Lyon Counties, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, near Reno and Carson City. The Company has been acquiring properties and developing projects in the Comstock District since 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, entitled more productive land uses, secured permits, built an infrastructure and brought exploration projects into production.

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

The Company continues evaluating and acquiring properties, expanding its footprint and evaluating all of our existing and prospective opportunities for further exploration and development. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our operations through extended, long-lived mine plans that are economically feasible and socially responsible, including mine plans for both the Lucerne and Dayton resource areas, with both surface and underground development opportunities.

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015, including heap-leach processing through 2016. The heap processing facility is in American Flat, approximately three quarters of a mile west of the Lucerne mine. The Company’s headquarters is on American Flat road in Gold Hill, Nevada immediately north of the Lucerne resource area.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company ceased mining in 2015, and concluded processing in 2016, and accordingly did not have any gold or silver production or mining revenue during 2017 or 2018. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

Current Exploration Projects - District-wide

The Company's long-term plans contemplate the exploration and development of specific, identified geological target areas across the District that the Company has grouped into two resource areas: the Lucerne and the Dayton resource areas, and three groups of exploration targets: the Spring Valley, Occidental, and Gold Hill targets. These targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver. Refer to Figure 1.

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
Feet
0 1,000 2,000 4,000
1 inch = 2,000 feet

Figure 1 - General Overview of Priority Exploration Targets

Lucerne Resource Area

Most recently, the Company’s internal efforts had focused on the exploration and development of the Lucerne resource area, primarily from underground core drilling, underground drift (tunnel) development, and underground sampling into the Quartz Porphyry (“PQ”) and Succor geological targets. The evaluation of this program was directed at producing a robust resource model for Lucerne as well as assessing a series of geological targets in the Silver City Branch of the Comstock Lode, including the Succor vein systems, the historic Woodville Bonanza system and the PQ target. The 1,000-foot plus Succor Vein Target has an average true width of 15 feet and an average dip of 65 degrees. The structure has reported historic mining grades of approximately 0.54 ounces of “recovered” gold per ton and is open to the east and at depth, along the entire structure. The nearby Woodville Bonanza structure includes the same supporting historical mappings with reported historic mining grades of 0.749 ounces of gold per ton.  The Woodville has significant current drill data including 116 intercepts of at least 10 feet, grading over 0.22 ounces per ton gold and 1.59 ounces per ton silver.  The Company encountered contiguous mineralized intercepts (10 to 40 feet) from underground drilling as it moved north of the Silver City and Succor structural intersection and within and bordering the PQ mass. Future drill programs were being developed, but ultimately, the Company decided to pursue partners willing and able to commit the additional mining expertise and capital resources required to develop a commercially viable Lucerne-based mine plan.
Accordingly, during the fourth quarter of 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”) where Tonogold has the right to lead engineering, development, drilling and test-work, all towards completing a technical and economic feasibility assessment and ultimately, to earn into a joint venture for the future development and mining of mineral resources on the Lucerne Property.
After a six-month evaluation, Tonogold elected to proceed and the Company received the $2 million payment.  Tonogold can now earn a 51% interest in the Lucerne Property, by advancing the Lucerne exploration and development activities by making cumulative capital expenditures on the Lucerne Property of $7 million by October 3, 2019, and $20 million by April 3, 2021, of which, approximately $413,000 has been made to date. The Company immediately used $1.5 million of the proceeds, as required, to pay down its debenture.
Tonogold was also granted the option to purchase 51% of certain equipment and property for a purchase price of $25 million, or, alternatively, Tonogold can enter into a toll processing agreement with the Company. If Tonogold elects the tolling alternative, Comstock would retain 100% ownership and Tonogold would rent the Company’s processing facility, paying the Company a usage fee of $1 million per annum plus $1 per ton processed.  Tonogold also has a right of first refusal if the Company, in its sole discretion, elects, to sell certain other mining properties.
Tonogold has retained the independent mining advisory firm of Behre Dolbear to publish a National Instrument 43-101 (“NI-43-101”) compliant, “Property of Merit” technical report for the Lucerne Project during the third quarter of 2018, followed by an updated NI 43-101 compliant technical report updating the Lucerne resource and ultimately, also reporting on Lucerne feasibility.

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

In addition to infrastructure and drill planning, we performed due diligence assisted by SRK Consulting in both Reno and Denver offices. The due diligence resulted in confirmation of the scoping level mine plans and agreement on the conceptual processing layout.

The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton resource area are known to continue south into Spring Valley. Potentially economic gold mineralization has been intercepted in several widely spaced holes drilled during prior Spring Valley drilling programs. The technical staff has identified multiple drill targets within several specific locations that encompass the Dayton resource area and Spring Valley. The new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology.

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

Several historic mines operated in the Dayton resource area, leaving access to multiple structures from underground. Some historic adits have remained open or have been uncovered by the Company. The geologic and engineering team completed underground mapping, sampling, and surveying in a number of historic mine workings on and near the Dayton resource area. Where accessible, the workings were inspected; geologically mapped and mineralized material sampled. Once sampling was completed, the workings were surveyed to document the size of the mine workings, the location of the openings and location of the samples. The samples were then assayed at the Company’s in house metallurgical laboratory for gold and silver.

This underground sampling program has provided a wealth of assay information and provided critical information for furthering the geologic understanding of the Dayton resource area. In some cases, structures identified on the surface were traced underground and in other cases, new structures were identified underground where surface expressions were absent or obscured.

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

The following table and charts highlight the grade of each zone along with the cumulative recovery over the course of the 60-day leach.

	Gold	Silver
Dayton Adit	Calculated Head grade- 0.041 oz/T	Calculated Head grade- 0.681 oz/T
Oxidized mineralized material collected from underground, composed of ferro-manganese clay supported breccias, quartz calcite stock work multi lithic fragments, including: rhyolite, quartz, porphyry and andesite
	Tail Assay grade 0.005 oz/T % recovered 88%	Tail Assay grade 0.303 oz/T % recovered 56%
Glory Hole-High Grade	Calculated Head grade- 0.048 oz/T	Calculated Head grade- 0.603 oz/T
Surface exposure not previously sampled for metallurgical analysis. Micro quartz veining and quartz calcite stock work hosted in multi lithic fragment breccia. Ferro-manganese clay.	Tail Assay grade 0.010 oz/T % recovered 80%	Tail Assay grade 0.295 oz/T % recovered 51%
Glory Hole-Mid Grade	Calculated Head grade- 0.023 oz/T	Calculated Head grade- 0.429 oz/T
Location near high wall of historic open cut mining operation. Quartz calcite stock work hosted in propylitic andesite limonite, chlorite clay seams minor manganese clays	Tail Assay grade 0.004 oz/T % recovered 84%	Tail Assay grade 0.183 oz/T % recovered 58%

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

The Company has retained the independent mining advisory firm of Behre Dolbear to publish a National Instrument 43-101 (“NI-43-101”) compliant, “Resource” technical report for the Dayton Resource area, followed by a Preliminary Economic

Assessment (“PEA”) during the fourth quarter of 2018. This report is expected to expand the known resource and establish preliminary economic feasibility for the project.
Pelen-Sutro Tunnel Company Acquisition
In January 2018, the Company issued 1,475,410 shares of restricted common stock to acquire 25% of the total membership interests of Pelen, LLC for $0.6 million.  Pelen LLC, is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill.
The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $585,000 either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold and the aggregate proceeds are less than $585,000, then the Company is required to pay the shortfall in stock or cash, at the Company’s election. As of June 30, 2018, the purchase has not closed. The Company recorded a make-whole liability of $0.2 million, representing the value shortfall at June 30, 2018.

Operating Costs

During the year ended December 31, 2017, and fully continuing through the first half of 2018, the Company focused on reducing operating costs, including mining, real estate, exploration and mine development, mine claims, environmental and reclamation and general and administrative costs. Operating costs and expenses have declined by over $1.2 million when comparing the six-month period ended June 30, 2017, to the six-month period ended June 30, 2018, and the Company expects total year over year savings of approximately $2.0 million when comparing the full year of 2018 to 2017. These savings are in addition to the over $6 million in savings when having compared the full year 2017 to 2016. The Company has aggressively implemented organizational changes consistent with the transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects.

The Company has reduced operation costs in almost all categories and already is achieving the run rate of those costs for the remainder of the year to be $1.7 million, or less than $280,000 per month (excluding depreciation, amortization, and depletion expense).

Operating expenses for the full year 2018, are anticipated to be $3.6 million, excluding $3.2 million in depreciation and $1.4 million of interest expense.

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

Our streamlining in 2017 lowered operating costs in all categories by well over $6 million as compared to 2016, exceeding our targets while still growing our land positions, expanding our entitlements and permitted infrastructure, and maintaining our internal engineering, geological, metallurgical, land and financial competencies. These 2017 actions already have realized an additional $1.2 million in annual savings expected to total $2.0 million in annual savings for 2018, as compared to 2017. We are lean and well positioned to grow our resources, our assets and our equity value during 2018.

The Lucerne mine has all the required state and local permits to resume mining, and additional engineering and resource development of this northeast trending structure commenced during the fall of 2017 with Tonogold. Tonogold has elected to continue into the next phase of the Option Agreement, with their payment of $2.0 million in April, 2018. We very much look forward to Tonogold progressing and publishing updated technical reports on the Lucerne project, with economic feasibility and a plan for returning the mine to production.

We plan to advance the Dayton Project by updating the resource and providing preliminary economic feasibility and technical reporting in the fourth quarter of 2018. The plan also includes expanding the current resource at the Dayton and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by geophysical surveys.

Recent Opportunity Zones, under the Tax Cuts and Jobs Act, identified in Lyon County and Storey County, Nevada may provide tax incentives for entities seeking to reduce potential tax liabilities and/or defer or eliminate future capital gains. These Opportunity Zones include a large portion of the Company’s mining land and equipment, as well as portions of its land held for sale. We will continue to explore possible benefits to the Company. The Company’s 98 acre Certified Industrial Site adjacent to the Silver Springs Airport is within the Opportunity Zone and increases the sales potential coupled with the continued development occurring at the Tahoe Reno Industrial Center (the largest industrial park in the world). Daney Ranch, near the US Highway 50 is positioned within the corridor between Reno, Carson City and the Industrial center. This area continues to be highly desirable as housing, commercial and retail continues to develop. We plan on monetizing these non-mining assets in 2018, eliminate debt and further strengthen our balance sheet.

Equity Raises

For the six-months ended June 30, 2018, the Company issued 6,429,299 shares of common stock through the Company’s at-the-market equity offering program and its equity purchase agreement. Gross proceeds from the issuance of shares totaled approximately $1.8 million at an average price per share of $0.28.

Through July 25, 2018, we issued 1,530,000 shares for proceeds of approximately $0.4 million.

Comparative Financial Information

The Company had two operating segments as of June 30, 2018: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	June 30, 2018	June 30, 2017	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	28,815	27,370	1,445

Costs applicable to mining revenue	728,559	914,341	(185,782)
Real estate operating costs	9,880	22,813	(12,933)
Exploration and mine development	248,648	271,137	(22,489)
Mine claims and costs	91,025	244,458	(153,433)
Environmental and reclamation	62,186	169,264	(107,078)
General and administrative	827,542	957,034	(129,492)
Loss from operations	(1,939,025)	(2,551,677)	612,652
OTHER INCOME (EXPENSE)
Interest expense	(330,887)	(398,854)	67,967
Other income (expense)	(145,420)	17,809	(163,229)

NET LOSS	$(2,415,332)	$(2,932,722)	$517,390

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the three months ended June 30, 2018, and 2017, respectively.

Cost applicable to mining revenue decreased by approximately $0.2 million during the three months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reduced depreciation expenses.

Real estate operating costs decreased by $0.01 million during the three months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reduction in maintenance costs.

Exploration and mine development costs decreased by approximately $0.02 million during the three months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to a decrease in depreciation expense.

Mine claims and costs decreased by approximately $0.2 million during the three months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement.

Environmental and reclamation costs decreased by $0.1 million during the three months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement.

General and administrative costs decreased by $0.1 million during the three months ended June 30, 2018, as compared to the same period June 30, 2017, with decreases in outside services more than offsetting an increase in internal payroll costs and certain land development costs.

Interest expense decreased by $0.1 million during the three months ended June 30, 2018, as compared to the same period June 30, 2017 primarily due to debenture and notes payable reductions.

Other expenses increased by $0.2 million during the three months ended June 30, 2018, as compared to the same period June 30, 2017, primarily due to accelerated Make Whole payments on the Debenture.

Net loss was $2.4 million for the three months ended June 30, 2018, as compared to a net loss of $2.9 million for the three months ended June 30, 2017. The $0.5 million decrease was primarily related to a decrease in depreciation expense and reimbursements paid by Tonogold per the Option Agreement.

Six Months Ended:

	June 30, 2018	June 30, 2017	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	51,665	46,664	5,001

Costs applicable to mining revenue	1,457,463	1,816,745	(359,282)
Real estate operating costs	16,971	39,946	(22,975)
Exploration and mine development	458,186	542,104	(83,918)
Mine claims and costs	271,256	508,993	(237,737)
Environmental and reclamation	120,254	517,315	(397,061)
General and administrative	1,554,163	1,617,897	(63,734)
Loss from operations	(3,826,628)	(4,996,336)	1,169,708
OTHER INCOME (EXPENSE)
Interest expense	(714,227)	(854,936)	140,709
Other income (expense)	(359,381)	144,369	(503,750)

NET LOSS	$(4,900,236)	$(5,706,903)	$806,667

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the six months ended June 30, 2018, and 2017, respectively.

Cost applicable to mining revenue decrease by approximately $0.4 million during the six months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reduced depreciation expenses.

Exploration and mine development costs decreased by approximately $0.1 million during the six months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to a decrease in depreciation expense.

Mine claims and costs decreased by approximately $0.2 million during the six months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement.

Environmental and reclamation costs decreased by $0.4 million during the six months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement and a reduction in asset retirement obligation costs.

Interest expense decreased by $0.1 million during the six months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to debenture and notes payable reductions.

Other expenses increased by $0.5 million during the six months ended June 30, 2018, as compared to the same period June 30, 2017, primarily due to accelerated Make Whole payments on the Debenture.

Net loss was $4.9 million for the six months ended June 30, 2018, as compared to a net loss of $5.7 million for the same period ended June 30, 2017. The $0.8 million decrease was primarily related to decreases in depreciation expense and, to a lesser extent, reimbursements of costs paid by Tonogold per the Option Agreement.

Liquidity and Capital Resources

Total current assets are $7.5 million at June 30, 2018, including cash and cash equivalents on hand of $1.5 million. The Company’s current capital resources include these cash and cash equivalents and other working capital resources, certain planned, non-mining asset sales with expected net proceeds of over $14 million and other existing financing arrangements.

Net cash used in operating activities was $2.2 million for the six months ended June 30, 2018, as compared to net cash used in operating activities of $3.6 million for the six months ended June 30, 2017. The decrease in cash used in operating activities was related to cost savings realized by the Company in non-mining costs and savings in mining costs due to reimbursements from the Tonogold Option Agreement.

Net cash used in investing activities for the six months ended June 30, 2018, was $0.2 million, as compared to net cash used in investing activities of $0.1 million for the six months ended June 30, 2017, primarily due to deposits made in 2018 relating to the purchase of DTSS.

Net cash provided by financing activities for the six months ended June 30, 2018, was $1.8 million, including $2 million received from Tonogold for the Option Agreement payment, of which $1.4 million was used to pay down the Debenture, and $1.7 million from the issuance of common stock, net of issuance costs. Net cash provided by financing activities for the six months ended June 30, 2017, was $4.6 million, including $2.9 million from the issuance of common stock, net of issuance costs, and $9.4 million from long-term debt obligations, offset by the pay-down of long-term debt obligations of approximately $7.7 million.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and contemplates continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, which ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016, and is currently planning the exploration and development of its next two mines, first with its second surface mine in the Dayton Resource area and then further developing, in collaboration through an option agreement with Tonogold, the second phase of development and ultimately, resuming production from the Lucerne Mine.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity after consideration of fees due at the time of borrowing. The Company has an existing equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston") with unused capacity of $2.6 million. These capital resources are in addition to certain planned non-mining asset sales.

The Company has recurring net losses from operations and an accumulated deficit of $227.5 million at June 30, 2018. For the six-month period ended June 30, 2018, the Company incurred a net loss of $4.9 million and used $2.2 million of cash in operations. As of June 30, 2018, the Company had cash and cash equivalents of $1.5 million, current assets of $7.5 million and current liabilities of $1.6 million, resulting in positive net current working capital of $5.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended June 30, 2018, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim, The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court, which was subsequently extended and including response periods by both parties, anticipated to be complete by late August 2018, followed by a final ruling from the Court. The Company and the Lyon County District Attorney look forward to positive resolution of CRA's lone remaining claim.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	July 31, 2018	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)