Form 10-Q
period 2018-09-30
Comstock Mining Inc.
filed 2018-10-30
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
		Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.000666 par value, of the registrant outstanding at October 24, 2018 was 70,852,819.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,238,778	$2,066,718
Assets held for sale, Net (Note 2)	5,363,403	5,363,403
Prepaid expenses and other current assets (Note 3)	2,376,698	301,387
Total current assets	8,978,879	7,731,508
MINERAL RIGHTS AND PROPERTIES, Net	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	10,376,500	12,781,733
RECLAMATION BOND DEPOSIT	2,622,544	2,622,544
RETIREMENT OBLIGATION ASSET (Note 5)	224,792	282,745
OTHER ASSETS	339,926	340,302
TOTAL ASSETS	$29,747,722	$30,963,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$345,935	$321,302
Accrued expenses (Note 6)	1,164,160	496,651
Long-term debt– current portion (Note 7)	304,235	291,532
Total current liabilities	1,814,330	1,109,485
LONG-TERM LIABILITIES:
Long-term debt (Note 7)	8,843,398	9,971,421
Long-term reclamation liability (Note 8)	7,434,913	7,417,680
Other liabilities	553,662	600,228
Total long-term liabilities	16,831,973	17,989,329
Total liabilities	18,646,303	19,098,814
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred Stock; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 70,852,819 and 47,236,103 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	47,188	31,459
Additional paid-in capital	240,603,994	234,438,057
Accumulated deficit	(229,549,763)	(222,604,417)
Total stockholders’ equity	11,101,419	11,865,099
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,747,722	$30,963,913

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	32,281	26,960	83,946	73,624
Total revenues	32,281	26,960	83,946	73,624

COSTS AND EXPENSES
Costs applicable to mining revenue	717,155	846,443	2,174,618	2,663,188
Real estate operating costs	12,887	19,396	29,858	59,342
Exploration and mine development	241,902	240,020	700,088	782,124
Mine claims and costs	(291,602)	235,535	(20,346)	744,528
Environmental and reclamation	88,612	152,075	208,866	669,390
General and administrative	801,157	571,931	2,355,320	2,189,828
Total costs and expenses	1,570,111	2,065,400	5,448,404	7,108,400

LOSS FROM OPERATIONS	(1,537,830)	(2,038,440)	(5,364,458)	(7,034,776)

OTHER INCOME (EXPENSE)
Interest expense	(340,548)	(442,610)	(1,054,775)	(1,297,546)
Other income (expense)	(166,732)	(15,961)	(526,113)	128,409
Total other expense, net	(507,280)	(458,571)	(1,580,888)	(1,169,137)

LOSS BEFORE INCOME TAXES	(2,045,110)	(2,497,011)	(6,945,346)	(8,203,913)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,045,110)	$(2,497,011)	$(6,945,346)	$(8,203,913)

Net loss per common share – basic	$(0.03)	$(0.06)	$(0.13)	$(0.21)

Net loss per common share – diluted	$(0.03)	$(0.06)	$(0.13)	$(0.21)

Weighted average common shares outstanding — basic	58,531,058	43,598,033	54,755,753	39,380,503

Weighted average common shares outstanding — diluted	58,531,058	43,598,033	54,755,753	39,380,503

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(6,945,346)	$(8,203,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	2,468,817	3,263,948
Accretion of reclamation liability	17,233	48,250
Gain on sale of properties, plant, and equipment	(26,000)	(137,229)
Amortization of debt discounts and issuance costs	282,708	317,559
Net loss on early retirement of long-term debt	164,751	126,997
Payment-in-kind interest expense	437,852	—
Loss on make-whole liability with Pelen, LLC	369,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(775,311)	(1,551)
Accounts payable	24,633	(483,112)
Accrued expenses and other liabilities	484,443	10,614
NET CASH USED IN OPERATING ACTIVITIES	(3,497,220)	(5,058,437)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	376	—
Proceeds from sale of properties, plant, and equipment	26,000	911,597
Purchase of properties, plant and equipment	(1,055,631)	(126,639)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,029,255)	784,958
FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,000,631)	(8,639,335)
Proceeds from long-term debt obligations (net of issuance costs)	—	9,379,446
Proceeds from earn-in option with Tonogold	2,000,000	—
Proceeds from the issuance of common stock	3,783,442	5,861,203
Common stock issuance costs	(84,276)	(216,116)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,698,535	6,385,198
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(827,940)	2,111,719
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,066,718	184,359
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,238,778	$2,296,078
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$99,092	$776,846

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to pay for common stock issuance costs	$245,000	$200,000
Issuance of common stock (in advance of close) to purchase membership interests	$585,000	$—
Payment for purchase of property, plant, and equipment with prepaid deposits	$—	$1,158,785
Issuance of debt to purchase property, plant, and equipment	$—	$247,494
Settlement of long-term debt obligations with prepaid deposits	$—	$231,000
Issuance of common stock for settlement of long-term debt obligations	$—	$124,920
Issuance of common stock to purchase properties, plant, and equipment	$—	$274,400
Issuance of common stock for mineral lease	$482,500	$482,500

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2018 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and contemplates the Company's continuation as a going concern.

On April 3, 2018, the Company received a $2.0 million cash payment relating to an option agreement (the “Option Agreement”) with Tonogold Resources Inc. (“Tonogold”). The Company used $1.4 million of the proceeds to reduce its indebtedness under the 11% Senior Secured Debenture (the "Debenture"). In addition, the Option Agreement requires Tonogold to reimburse the Company for certain expenditures associated with the Lucerne Mine Project. The Company has recognized approximately $1.1 million in expense reimbursements during the nine months ended September 30, 2018.

The Company commenced production with the Lucerne Mine in 2012, which ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016 and is currently planning the exploration and development of its next two mines; first, with its second surface mine in the Dayton Resource area and then further developing, in collaboration through the Option Agreement with Tonogold, the second phase of development and ultimately, a plan for resuming production from the Lucerne Mine.

The Company has recurring net losses from operations and an accumulated deficit of $229.5 million at September 30, 2018. For the nine month period ended September 30, 2018, the Company incurred a net loss of $6.9 million and used $3.5 million of cash in operations. As of September 30, 2018, the Company had cash and cash equivalents of $1.2 million, current assets of $9.0 million and current liabilities of $1.8, resulting in current working capital of $7.2 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity after consideration of fees due at the time of borrowing. The Company has an existing equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston") with unused capacity of $1.4 million. These capital resources are in addition to certain planned non-mining asset sales.

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

Comprehensive Loss

The only component of comprehensive loss for the three and nine month periods ended September 30, 2018 and 2017, was our net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at September 30, 2018 and December 31, 2017, for its net deferred tax assets because we cannot conclude it is more likely than not that they will be realized.

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

2. Assets Held For Sale

The Company committed to a plan to sell certain land, buildings, and water rights. As of September 30, 2018 and December 31, 2017, the Company has assets with a net book value of $5.4 million, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 7.

Assets held for sale include:

	September 30, 2018	December 31, 2017
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$5,363,403	$5,363,403

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Land and property deposits	$1,300,000	$—
Surety bond and insurance	154,048	188,485
Reimbursements due from Tonogold	599,443	—
Other	323,207	112,902
Total prepaid expenses and other current assets	$2,376,698	$301,387

4. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Land and building	$9,169,605	$9,169,605
Vehicle and equipment	2,357,367	2,414,216
Processing and laboratory	21,166,497	21,166,497
Furniture and fixtures	694,164	755,665
	33,387,633	33,505,983
Less accumulated depreciation	(23,011,133)	(20,724,250)
Total properties, plant and equipment	$10,376,500	$12,781,733

During the three and nine month periods ended September 30, 2018, the Company recognized depreciation expense of $0.7 million and $2.3 million, respectively. During the three and nine month periods ended September 30, 2017, the Company recognized depreciation expense of $0.9 million and $3.0 million, respectively.

5. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
Retirement obligation asset — beginning of period	$282,745	$617,126
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(57,953)	(334,381)
Retirement obligation asset — end of period	$224,792	$282,745

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accrued Northern Comstock Joint Venture	$67,708	$180,833
Accrued interest expense	235,123	—
Accrued make-whole for Pelen LLC (Note 13)	369,000	—
Accrued liability for purchase of DTSS (Note 13)	250,000	—
Accrued payroll costs	151,623	57,402
Accrued personal property tax	41,250	84,264
Accrued Board of Directors fees	20,000	84,000
Accrued vendor liabilities	—	75,415
Other accrued expenses	29,456	14,737
Total accrued expenses	$1,164,160	$496,651

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required monthly and annual payments to Northern Comstock LLC.

7. Long-Term Debt

Long-term debt consisted of the following:

Note Description	September 30, 2018	December 31, 2017
Note Payable (GF Comstock 2) - Payable in semi-annual installments of interest only at 11% with principal and make whole payment due January 2021.	$8,872,661	$10,218,352
Caterpillar Equipment Consolidated - Principal and interest at 5.7% payable in monthly installments of $29,570 due on or before November 1, 2021.	1,025,872	1,242,960
Total debt	9,898,533	11,461,312
Less: long-term debt discounts and issuance costs	(750,900)	(1,198,359)
Total debt, net of discounts and issuance costs	9,147,633	10,262,953
Less: current maturities	(304,235)	(291,532)
Long-term debt, net of discounts and issuance costs	$8,843,398	$9,971,421

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due 2021 in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000 if paid any time prior to or at maturity. At September 30, 2018, the remaining balance on the Make Whole obligation was $508,599. Total principal on the Debenture is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

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

Loan Commitment

In March 2017 (and amended in June and September 2017), the Company entered into a loan commitment agreement that provides up to $7.5 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement would not be due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $7.0 million (after consideration of fees due at the time of borrowing) of available borrowing capacity as of September 30, 2018.

8. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
Long-term reclamation liability — beginning of period	$7,417,680	$7,353,346
Additional obligations incurred	—	—
Accretion of reclamation liability	17,233	64,334
Long-term reclamation liability — end of period	$7,434,913	$7,417,680

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court and has been completed. Briefing on the due process claim was completed on October 17, 2018 and the matter has been submitted for a final ruling from the Court.

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

Effective April 2017, the Company entered into the Purchase Agreement with Leviston for the purchase of up to $7.25 million of shares of the Company's common stock from time to time, at the Company's option. Effective August 2018, the Company and Leviston terminated the Purchase Agreement and no further sales pursuant to that program will be made. At the time of termination, the Company had issued shares with an aggregate purchase price of $5.3 million.

Effective August 2018, the Company entered into a Sales Agreement with Leviston Resources for the sale of up to $2.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under the Sales agreement, and if it elects to make any sales, the Company can set a minimum sales price for the shares. As of September 30, 2018, the Company has issued shares with an aggregrate sales price of $0.9 million under the Sales Agreement.

Following is a reconciliation of the transactions under the ATM Agreement, the Purchase Agreement and the Sales Agreement for the nine-month periods ended September 30, 2018, and 2017, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Number of shares sold	15,762,299	6,854,160

Gross proceeds	$3,333,442	$5,861,203
Fees	19,276	216,116
Net proceeds	$3,314,166	$5,645,087

Average price per share	$0.21	$0.86

In August 2018, the Company issued 261,628 shares of Common Stock to Leviston in the amount of $45,000 as payment for issuance fees. In February 2018, the Company issued 615,605 shares of Common Stock to Leviston in the amount of $0.2 million as payment for issuance fees due under the terms of the Purchase Agreement. In April 2017, the Company issued 777,936 shares of Common Stock to Leviston in the amount of $0.2 million as payment for issuance fees due under the terms of the Purchase Agreement.

In August 2018, the Company issued 2,774,490 shares of Common Stock with a fair value of $482,500 as payment of the annual contribution to Northern Comstock, LLC. The transaction had stock issuance fees of $55,000, paid to the stock exchange. In August 2017, the Company issued 2,513,021 shares of Common Stock with a fair value of $482,500 as the payment of the annual contribution to Northern Comstock, LLC.

On August 16, 2018, the Company issued 2,727,273 shares of Common Stock in a private placement in the amount of $450,000, at a price per share of $0.165. The transaction had stock issuance fees of $10,000, paid to the stock exchange. The private placement was exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

11. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,045,110)	$(2,497,011)	(6,945,346)	(8,203,913)

Denominator:
Basic and diluted weighted average shares outstanding	58,531,058	43,598,033	54,755,753	39,380,503

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.06)	$(0.13)	$(0.21)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Mining	$—	$—	$—	$—
Real estate	32,281	26,960	83,946	73,624
Total revenue	32,281	26,960	83,946	73,624

Costs and Expenses
Mining	(1,557,224)	(2,046,004)	(5,418,546)	(7,049,058)
Real estate	(12,887)	(19,396)	(29,858)	(59,342)
Total costs and expenses	(1,570,111)	(2,065,400)	(5,448,404)	(7,108,400)

Operating Income (Loss)
Mining	(1,557,224)	(2,046,004)	(5,418,546)	(7,049,058)
Real estate	19,394	7,564	54,088	14,282
Total loss from operations	(1,537,830)	(2,038,440)	(5,364,458)	(7,034,776)

Other income (expense), net	(507,280)	(458,571)	(1,580,888)	(1,169,137)
Net loss	$(2,045,110)	$(2,497,011)	$(6,945,346)	$(8,203,913)

Depreciation, Amortization, and Depletion
Mining	$1,631,007	$1,005,754	$2,461,422	$3,254,845
Real estate	4,930	2,465	7,395	9,103
Total depreciation, amortization, and depletion	$1,635,937	$1,008,219	$2,468,817	$3,263,948

Capital Expenditures
Mining	$800,000	$9,639	$1,305,631	$1,807,318
Real estate	—	—	—	—
Total capital expenditures	$800,000	$9,639	$1,305,631	$1,807,318

	As of September 30,	As of December 31,
	2018	2017
Assets
Mining	$26,898,382	$25,530,508
Real estate	2,849,340	5,433,405
Total assets	$29,747,722	$30,963,913

13. Equity Purchase Agreements

Equity purchase agreement with Pelen, LLC

In January of 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $585,000 either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $585,000, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. As of September 30, 2018, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $369,000 at September 30, 2018 representing the value of the shortfall based on the actual sales of shares and the share price as of September 30, 2018. This amount is recorded within accrued expenses in the condensed consolidated balance sheet as of September 30, 2018.

Equity purchase agreement with Downtown Silver Springs, LLC

On May 30, 2018, and amended on September 25, 2018, the Company entered into an agreement for the purchase of 100% of the membership interests of Downtown Silver Springs, LLC (“DTSS”). DTSS holds an option for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada, and separately, holds an option to purchase 350 units of water rights (equaling 392 acre-feet) and 200 units of sewer rights. DTSS has no other assets, no operations, or employees.

The option to purchase the 160 acres of land allows the holder to purchase the land for approximately $3.2 million, less payments made of $115,000 by the sellers of DTSS plus accrued interest of approximately $369,000 and expires on March 31, 2019. The option to purchase the water and sewer rights allows the holder to purchase the water rights for $5,800 per acre foot and the sewer rights for $7,000 per sewer unit and expires on March 31, 2019. The water rights and sewer unit usages are not restricted to the 160-acre parcel.

The DTSS acquisition was accounted for as an asset acquisition as it was determined that the operations of DTSS do not meet the definition of a business. The Company paid total consideration of $1.3 million which consists of (1) $800,000 cash deposits that will reduce the final purchase price of the land parcel, and (2) $500,000 cash payments to the former membership interest holders of DTSS ($250,000 of which was paid in cash during the quarter-ended September 30, 2018, and $250,000 which is due on or before December 31, 2018). As the options expire on March 31, 2019, the total consideration has been recorded in prepaid expenses and other current assets with the accrued second payment recorded in accrued expenses as of September 30, 2018.

As of September 30, 2018, the Company has made non-refundable deposits of $800,000 which are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. On October 1, 2018, the Company paid a non-refundable deposit of $250,000. As of the date of this filing, the Company has made a total of $1,050,000 of non-refundable deposits towards the purchase of the 160 acres of land.

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

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property by meeting certain requirements and financial milestones. These requirements and milestones include: (1) making capital expenditures on the Lucerne Property and related expense reimbursements to the Company of $20 million no later than 42-months following the Commencement Date of April 3, 2018, and (2) making option payments totaling $2.2 million to the Company. Tonogold made a $0.2 million option payment on October 3, 2017, and a second and final option payment of $2.0 million on April 3, 2018. The option payments were both recorded within stockholders' equity as they relate to Tonogold’s right to earn-in to a 51% interest in Comstock Mining, LLC. The Company used $1.4 million of the proceeds received from the option payments to reduce its indebtedness under the Debenture. In addition, the Company has recognized approximately $1.1 million in expense reimbursements for the nine months ended September 30, 2018.

15. Subsequent Events

On October 5, 2018, the Company received $546,107 from Tonogold in reimbursement for expenses for the month of August 2018, reducing the balance due to $53,336.
On October 18, 2018, the Company reached a new agreement to sell the Daney Ranch for $3.25 million, subject to escrow and customary closing conditions, with an anticipated close on November 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the nine month period ended September 30, 2018. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2017.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and additional mining, commercial and industrial properties located in Storey and Lyon Counties, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, near both Reno and Carson City. The Company has been acquiring properties and developing projects in the Comstock District since 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, entitled more productive land uses, secured permits, built an infrastructure and brought exploration projects into production.

The Company and its subsidiaries are headquartered on American Flat Road, in Gold Hill, Nevada and now own or control approximately 9,272 acres of mining claims and parcels in the broader Comstock District and surrounding area. The acreage includes approximately 2,347 acres of patented claims and surface parcels (private lands) and approximately 6,925 acres of unpatented mining claims (public lands), administered by the Bureau of Land Management (“BLM”).

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties. We integrate this data with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

The Company continues evaluating and acquiring properties, expanding its footprint and evaluating all of our existing and prospective opportunities for further exploration and development. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our properties through extended, long-lived mine plans that are economically feasible and socially responsible, including mine plans for both the Lucerne and Dayton resource areas, with both surface and underground development opportunities.

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015, including heap-leach processing through 2016. The heap processing facility is in American Flat, approximately three quarters of a mile west of the Lucerne mine. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver. The Company did not have any gold or silver production or mining revenue during 2017 or 2018.

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
Feet
0 1,000 2,000 4,000
1 inch = 2,000 feet

Figure 1 - General Overview of Priority Exploration Targets

Lucerne Resource Area

During the fourth quarter of 2017, the Company entered into the Option Agreement that gives Tonogold the right to lead engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment , to earn into a joint venture for the future development and mining of mineral resources on the Lucerne Property.
After the initial six-month evaluation, Tonogold elected to proceed and paid the Company a $2.0 million payment. The Company immediately used $1.4 million of those proceeds, as required, to pay down its Debenture. Tonogold can now earn a 51% interest in the Lucerne Property, by advancing the Lucerne exploration and development activities and making cumulative capital expenditures on the Lucerne Property of $7.0 million by October 3, 2019, and $20 million (inclusive of the $7.0 million requirement) by April 3, 2021. To date, approximately $3 million has been expended. Tonogold also has the option to purchase 51% of certain property, plant and equipment for a purchase price of $25 million, or, alternatively, enter into a toll processing agreement with the Company. If Tonogold elects the tolling alternative, Comstock would retain 100% ownership and Tonogold would rent the Company’s processing facility, paying the Company a usage fee of $1 million per annum plus $1 per ton processed.  Tonogold also has a right of first refusal if the Company, in its sole discretion, elects, to sell the Dayton mining properties.
Tonogold has retained the independent mining advisory firm of Mine Development Associates (MDA) to publish National Instrument 43-101 (“NI-43-101”) compliant, updated resource estimate for the Lucerne Project, expected to be released during the fourth quarter of 2018.

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

The Company has retained the independent mining advisory firm of Behre Dolbear to produce a National Instrument 43-101 (“NI 43-101”) compliant technical report for the Dayton resource area, scheduled for completion in the first quarter of 2019. The reporting scope includes an updated, robust mineral resource estimate, plans for expanding and further developing the mineral resource estimate and most of the prerequisite data for a subsequent Preliminary Economic Assessment (“PEA”). The PEA is the first major step in determining overall economic feasibility for the Dayton project.

The Company previously estimated a mineral resource for Dayton as part of a broader technical report for the Comstock Mine Projects but this Behre Dolbear commissioned technical report represents the first stand-alone NI 43-101 technical report to be published only for the Dayton resource area. Since our last Dayton resource estimate, the Company has:

•	Increased the Dayton project property position, both mining claims and private land, including more than 350 acres of contiguous private lands suitable for a dedicated mineral processing site;

•	Achieved a landmark Lyon County Master Plan and zoning change that broadened the potential land uses and restored mining as an appropriate use for the historic mining patents;

•	Restored the historic Dayton mine portals for safe exploration of the accessible mine workings;

•	Completed underground geologic mapping of the accessible mine workings and completed underground sampling;

•	Completed significant assaying and other analysis for furthering the geologic interpretation;

•	Identified new, broader mineralized zones and structures;

•	Drilled 408 shallow holes totaling 30,819 feet, identifying new mineralized structures covered by shallow alluvium;

•	Improved, meaningfully, the geologic mapping of the area;

•	Expanded Cycladex trials, a strategic investee, testing their patented, cycladextrin lixiviant, a potential alternative to cyanide heap leaching for our Dayton materials; and

•	Commenced trials with Itronics, Inc., using their KAM-Thio metallurgical recovery processes, another potential alternative to cyanide heap leaching for our Dayton materials.

The Company announced assay results from a recently uncovered, high-grade shear zone in the Dayton adit. Systematic channel sampling revealed a 90.8 foot (27.7m) mineralized shear zone, starting 245 feet (74.7m) inside the adit. The results for the entire, 90.8 feet averaged 0.043 opt gold (1.47g/t) and 0.404 opt silver (13.8g/t). The zone included 7.5 feet averaging 0.121 opt gold (4.14g/t) and 0.753 opt silver (25.8g/t). Multi-element assays confirmed the presence of previously-identified, elevated values for additional elements such as Cadmium, Selenium, and Tungsten. Additional drilling is being targeted to determine the lateral and down-dip extents of this mineralization

In-house Dayton engineering and mine planning have resulted in profiling various economic shells with multiple cutoff grade scenarios. Multiple layout plans for the mine and corresponding processing facilities have been conceptually developed and located on lands 100% privately held by the Company, thus simplifying and shortening the critical permitting chain. A definition drill plan is in place and is permitted. An expanded drill plan is currently being designed and detailed plans will be submitted to the regulatory agencies for permitting. In addition to infrastructure and drill planning, we performed due diligence assisted by SRK Consulting in both Reno and Denver offices. The due diligence resulted in confirmation of the scoping level mine plans and agreement on the conceptual processing layout.

The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton resource area are known to continue south into Spring Valley. Potentially economic gold mineralization has been intercepted in several widely spaced holes drilled during prior Spring Valley drilling programs. The technical staff has identified multiple drill targets within several specific locations that encompass the Dayton resource area and Spring Valley. The new targets are based on the Company's latest review of previous geophysical studies and an updated, current interpretation of the geology.

Dayton - Spring Valley
Magnetic Geophysics
Legend
Dayton Exploration Holes
Percussion Holes (<82' depth)
Veins - Jim Wright Interpretation
Structures
MAG HI
MAG MID
MAG LO
CMI Unpatented Claims
CMI Patent & Fee
N
0 300 600 1,200 Feet
1 inch = 600 feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 2 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures

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

The technical staff reviewed historic geologic and geophysical studies and prior drill programs that focused upon the Dayton resource area and extensions south into Spring Valley. The few drill holes that were completed in Spring Valley intercepted altered Miocene volcanic rock known to host the economic mineralization of the Dayton resource. Specific drill holes that encountered highly mineralized zones are highlighted on Figure 2. Collectively, several specific locations were selected and are targeted for future drilling. The Dayton resource area has open ended economic mineralization requiring additional drill holes to delineate the geometry for mine planning. South of the Dayton resource area, the limited drilling coupled with the geophysical interpretation indicates the targeted exploration model extends an additional 8,000 feet (length of geophysical magnetic survey) into Spring Valley.

The zone is further defined by the trace of interpreted north/south trending vein swarms. In the Dayton resource area the increased density of the vein swarms with intersecting cross structures has been indicative to host the higher grades and larger volumes of economic mineralization. This scenario is part of the exploration model and has generated a multiple drill target environment.

Dayton - Spring Valley Targets
Legend
CMI Mining Claims
CMI Private Ground
N
0
800
1,600
3,200
Feet
Behre Dolbear
(Jan. 2013)
Resource @ 0.020 opt Au Cutoff
7.9 M tons
0.042 opt, 330,000 ounces Au
0.231 opt, 1.8 M ounces Ag
SC Target
SC Target Extension
Spring Valley North
Spring Valley Mid
Spring Valley South
Daney

Figure 3 - Dayton and Spring Valley Group Targets

Dayton Metallurgy

The Dayton mineralized material has been subjected to metallurgical testing by independent laboratories as well as in the Company’s on-site lab. Column tests were conducted by McClelland Laboratories in 2011 on medium grade and high grade composites from the Dayton Pit area, at 1” and ½” crush sizes for each sample. The gold recovery after 154 days averaged 86.7% for gold and 47.4% for silver. The final report stated that at the end of the test, the curves had flattened, but recovery was still increasing.

In early 2018, the Company’s in-house lab ran column tests on bulk samples from three different locations in the Dayton resource area: Glory Hole mid-grade, Glory Hole high-grade, and Dayton Adit. Two columns were loaded from each bulk sample. The recovery after 74 days averaged 84% for gold and 55% for silver. The metal recovery had not stopped after 74 days, but the daily incremental increases were below the Company’s analytical detection limits.

The Company is working with strategic partners to test alternative, greener technologies for processing the mineralized material from the Dayton resource area. This includes trials by Cycladex, Inc., a strategic investee, in part funded by the National Science Foundation, for extensive testing of their patented, cycladextrin lixiviant, a potential alternative to traditional cyanide heap leaching.

The Company has also begun trials with Itronics, Inc., to test their KAM-Thio metallurgical recovery processes as an alternative to cyanide heap leaching for processing the Dayton mineralized material. Previous trials by Itronics showed promising results for recovering substantially all the residual silver from the Company’s previously leached material. The Company delivered a bulk sample of higher-grade, Dayton mineralized material to Itronics in August. Itronics has begun testing with two clear objectives: first, to model the same process flow sheet that they developed for processing the previously leached material, and second, to test the ability of the KAM-Thio liquid to recover significant percentages of gold as well as silver. A final result from the testing will be a proposed processing flow sheet and screening level economics for use in the preliminary economic assessment of the Dayton resource.

The ongoing testing of alternative technologies underpins the Company’s commitment to responsible development of the Dayton resource. A breakthrough with any of these cleaner technologies could result in higher, faster recoveries with reduced waste, as well as a streamlined permitting process and lower long-term reclamation costs.

Pelen-Sutro Tunnel Company Acquisition

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

As of September 30, 2018, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $369,000 at September 30, 2018 representing the value of the shortfall as of September 30, 2018.

Operating Costs

Throughout the year ended December 31, 2017, and continuing into 2018, the Company focused on reducing operating costs, including mining, real estate, exploration and mine development, mine claims, environmental and reclamation and general and administrative costs. Operating costs and expenses have declined by about $1.7 million when comparing the nine month period ended September 30, 2017, to the nine month period ended September 30, 2018, and the Company expects total year over year savings of approximately $2.0 million when comparing the full year of 2018 to 2017. These savings are in addition to the over $6 million in savings when having compared the full year 2017 to 2016. The Company has aggressively implemented organizational changes consistent with the transition from mining the Lucerne surface mine to growing our resource portfolio and related exploration and development activities toward production-ready mining projects.

The Company established monthly Board of Director compensation at $2,000, established meeting fees of $1,000 per meeting and approved Board Committee Chairpersons payments of $15,000 per year.

Operating expenses for the full year 2018, are anticipated to be $4.2 million, excluding $3.2 million in depreciation and $1.4 million of interest expense.

Outlook

We are positioned and focused on real asset and equity value appreciation for 2018, while concurrently eliminating our debt and growing quality gold and silver resources and reserves throughout this year and next. Our longer-term goal is to deliver up to $500 million of accretive share value by 2020, by acquiring, joint venturing, exploring and developing resources and reserves capable of sustaining production of more than 100,000 gold-equivalent ounces per annum.

Our streamlining in 2017 lowered operating costs in all categories by well over $6 million as compared to 2016, exceeding our targets while still growing our land positions, expanding our entitlements and permitted infrastructure, and maintaining our internal engineering, geological, metallurgical, land and financial competencies. These 2017 actions already have realized an additional $1.7 million in annual savings expected to total $2.0 million in annual savings for 2018, as compared to 2017. We are lean and well positioned to grow our resources, our assets and our equity value during 2018.

Tonogold has retained the independent mining advisory firm of Mine Development Associates (MDA) to publish National Instrument 43-101 (“NI-43-101”) compliant, updated resource estimate for the Lucerne Project, expected to be released during the fourth quarter of 2018.

We plan to advance the Dayton Project by updating the resource estimate and providing preliminary economic feasibility and technical reporting in the first quarter of 2019. The plan also includes expanding the current resource at the Dayton and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by geophysical surveys.

The Company has accelerated its efforts to monetize its non-mining properties. The Gold Hill Hotel and the Daney Ranch are both under contract at sales prices totaling $4 million, during the fourth quarter of 2018. The Company will use all of those proceeds, as required, for paying down its debenture by 45%. The Company also owns a 98 acre Certified Industrial Site adjacent to the Silver Springs Airport. This area continues to be of external interest as industrial, commercial and retail demand continues to develop. We plan on monetizing the remaining non-mining assets in the first half of 2019, eliminating the remaining debt and further strengthening our balance sheet.

Equity Raises

For the three months ended September 30, 2018, the Company issued 9,333,000 shares of common stock through the Company’s equity purchase agreement. Gross proceeds from the issuance of shares totaled approximately $1.5 million at an average price per share of $0.165.

Comparative Financial Information

The Company had two operating segments as of September 30, 2018: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2018	September 30, 2017	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	32,281	26,960	5,321

Costs applicable to mining revenue	717,155	846,443	(129,288)
Real estate operating costs	12,887	19,396	(6,509)
Exploration and mine development	241,902	240,020	1,882
Mine claims and costs	(291,602)	235,535	(527,137)
Environmental and reclamation	88,612	152,075	(63,463)
General and administrative	801,157	571,931	229,226
Loss from operations	(1,537,830)	(2,038,440)	500,610
OTHER INCOME (EXPENSE)
Interest expense	(340,548)	(442,610)	102,062
Other income (expense)	(166,732)	(15,961)	(150,771)

NET LOSS	$(2,045,110)	$(2,497,011)	$451,901

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the three months ended September 30, 2018, and 2017, respectively.

Net loss was $2.0 million for the three months ended September 30, 2018, as compared to a net loss of $2.5 million for the three months ended September 30, 2017. The $0.5 million decrease was primarily related to a decrease in depreciation expense and $0.7 million in reimbursements recognized from the Tonogold Option Agreement.

Cost applicable to mining revenue decreased by approximately $0.1 million during the three months ended September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to reduced depreciation expenses.

Mine claims and costs decreased by approximately $0.5 million during the three months ended September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement.

General and administrative costs increased by $0.2 million during the three months ended September 30, 2018, as compared to the same period September 30, 2017. In 2017, we recognized approximately $0.1 million in gains on the sales of excess vehicles and water rights, which reduced the general and administrative expenses for the comparable prior year period. Otherwise, expenses would have been flat year-over year.

Interest expense decreased by $0.1 million during the three months ended September 30, 2018, as compared to the same period September 30, 2017, primarily due to lower, average principal balances of the debenture and notes payable.

Other expenses increased by $0.2 million during the three months ended September 30, 2018, as compared to the same period September 30, 2017, primarily due to the increase of the make-whole liability accrual for Pelen LLC.

Nine Months Ended:

	September 30, 2018	September 30, 2017	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	83,946	73,624	10,322

Costs applicable to mining revenue	2,174,618	2,663,188	(488,570)
Real estate operating costs	29,858	59,342	(29,484)
Exploration and mine development	700,088	782,124	(82,036)
Mine claims and costs	(20,346)	744,528	(764,874)
Environmental and reclamation	208,866	669,390	(460,524)
General and administrative	2,355,320	2,189,828	165,492
Loss from operations	(5,364,458)	(7,034,776)	1,670,318
OTHER INCOME (EXPENSE)
Interest expense	(1,054,775)	(1,297,546)	242,771
Other income (expense)	(526,113)	128,409	(654,522)

NET LOSS	$(6,945,346)	$(8,203,913)	$1,258,567

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues in the nine months ended September 30, 2018 and 2017, respectively.

Net loss was $6.9 million for the nine months ended September 30, 2018, as compared to a net loss of $8.2 million for the same period ended September 30, 2017. The $1.3 million decrease was related to lower expenses, primarily due to lower depreciation expense and lower net operating expense from reimbursements recognized from the Option Agreement.

Cost applicable to mining revenue decrease by approximately $0.5 million during the nine months ended September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to reduced depreciation expenses.

Mine claims and costs decreased by approximately $0.8 million during the nine months ended September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement.

Environmental and reclamation costs decreased by $0.5 million during the nine months ended September 30, 2018September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to reimbursements paid by Tonogold per the Option Agreement and a reduction in asset retirement obligation costs.

General and administrative costs increased by approximately $0.2 million during the nine months ended September 30, 2018, as compared to the same period September 30, 2017. In 2017, we recognized approximately $0.1 million in gains on the sales of excess vehicles and water rights, which reduced the general and administrative expenses for the comparable prior year period. Otherwise, expenses would have been flat year-over year.

Interest expense decreased by $0.2 million during the nine months ended September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to lower average principal balances of the debenture and notes payable.

Other expenses increased by $0.7 million during the nine months ended September 30, 2018, as compared to the same period September 30, 2017, primarily due to the increase in the make-whole for Pelen LLC of $0.4 million and the increase in the make-whole for the Debenture of $0.2 million.

Liquidity and Capital Resources

Total current assets are $9.0 million at September 30, 2018, including cash and cash equivalents on hand of $1.2 million. The Company’s current capital resources include these cash and cash equivalents and other working capital resources, certain planned, non-mining asset sales with expected net proceeds of approximately $14 million and other existing financing arrangements.

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2018, as compared to net cash used in operating activities of $5.1 million for the nine months ended September 30, 2017. The decrease in cash used in operating activities was related to cost savings realized by the Company in non-mining costs and higher reimbursements from the Tonogold Option Agreement. On October 5, 2018, the Company received $0.5 million from Tonogold in reimbursement for expenses for the month of August 2018.

Net cash used in investing activities for the nine months ended September 30, 2018, was $1.0 million, as compared to net cash provided byinvesting activities of $0.8 million for the nine months ended September 30, 2017, primarily due to deposits made in 2018 relating to the purchase of DTSS LLC and the related purchase of 160 acres of land.

Net cash provided by financing activities for the nine months ended September 30, 2018, was $3.7 million, including $2 million received from Tonogold for the Option Agreement payment, and $3.7 million from the issuance of common stock, net of issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2017, was $6.4 million, including $5.9 million from the issuance of common stock, net of issuance costs, and $9.4 million from long-term debt obligations, offset by the pay-down of long-term debt obligations of approximately $8.6 million.

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

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $7.0 million in unused capacity after consideration of fees due at the time of borrowing. The Company has an existing equity purchase agreement (the "Purchase Agreement") with Leviston Resources, LLC ("Leviston") with unused capacity of $1.4 million. These capital resources are in addition to certain planned non-mining asset sales.

The Company has recurring net losses from operations and an accumulated deficit of $229.5 million at September 30, 2018. For the nine month period ended September 30, 2018, the Company incurred a net loss of $6.9 million and used $3.5 million of cash in operations. As of September 30, 2018, the Company had cash and cash equivalents of $1.2 million, current assets of $9.0 million and current liabilities of $1.8 million, resulting in positive net current working capital of $7.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended September 30, 2018, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Supreme Court did reverse the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim, The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court and has been completed. Briefing on the due process claim was completed on October 17, 2018 and the matter has been submitted for a final ruling from the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2018, the Company issued 2,727,273 shares of Common Stock in a private placement in the amount of $450,000, at a price per share of $0.165. The use of proceeds were for deposits on land acquisitions and general corporate purposes. The private placement was exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the six and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	October 30, 2018	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)