Form 10-K
period 2018-12-31
Comstock Mining Inc.
filed 2019-02-26
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
1200 American Flat Road
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
Yes ☐  No ☒
The aggregate market value of the 46,793,661 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2018 was $12,166,352.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	February 19, 2019
Common Stock	80,790,273
DOCUMENTS INCORPORATED BY REFERENCE

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K or incorporated by reference into this Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products and/or non-mining properties for sale; future industry market conditions; future changes in our mine planning, exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities; future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, divestiture, joint venture, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental law and regulation compliance and changes in the regulatory environment; remediation costs; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

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

“NSR” means net smelter return, a basis for calculating royalties.

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

“reserve” or “mineral reserve” is the economically and legally mineable part of a Measured and/or Indicated Mineral Resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at Pre-Feasibility or Feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified (CIM Definition Standards, 2014).

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

The Company and its subsidiaries now own or control approximately 9,358 acres of mining claims and parcels in the Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands) and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is in Gold Hill, Nevada, on a five-acre parcel at the intersection of American Flat road and State Route 342.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties. We integrate such data with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

The Company continues exploring and acquiring properties, expanding its footprint and evaluating all of our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our properties through extended, long-lived mine plans that are economically feasible and socially responsible, including mine plans for both the Lucerne and Dayton resource areas, with both surface and underground development opportunities.

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads.

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

The Company’s real estate segment owns significant non-mining properties, including the Gold Hill Hotel, rentable homes and cottages in Gold Hill and Silver City, Nevada, the 225-acre Daney Ranch in Dayton, Nevada and a 98-acre, certified industrial park site in Silver Springs, Nevada, including senior water rights. The Gold Hill Hotel includes a historic, operating hotel, restaurant and bar. In 2015, the Company entered into an agreement to lease the Gold Hill Hotel to independent operators while retaining ownership. The initial term of the lease agreement was effective on April 1, 2015, and ends in March 2020. The tenant may renew the lease for two extended terms of five years each. Lease payments are due in monthly installments.

Financial information for each of our segments is disclosed in Note 13 to the consolidated financial statements.

Comstock Mining Inc
Comstock District
Land Position
N
Legend
Fee Lands
Patented Claims
Unpatented Claims
Feet
0 750 1,500 3,000
1 inch = 3,356 feet
As-of: 12-31-2018

Figure 1 - Comstock Mining's Land Position in the Comstock District

Current Projects

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and the Lucerne resource area (including surface and underground exploration). We are working to develop comprehensive exploration plans for the remaining areas, which include the Spring Valley group, Occidental group, and Gold Hill group of exploration targets. Exploration activities will proceed subsequent to and in some cases concurrent with the ongoing exploration and development of the Dayton and Lucerne resource areas.

 The Dayton resource area is south of Virginia City in Lyon County, Nevada. It generally includes the historic Dayton, Kossuth and Alhambra patents, including the old Dayton Consolidated mine workings, south to where the Kossuth patent crosses State Route 341. The historic Dayton mine was the last meaningful underground mining operation in the Comstock District, before being closed after the War Production Board published Limitation Order L-208, 7 F. R. 7992 on October 8, 1942, that closed down all gold mining operations in the United States and its territories. The Dayton resource area ranks as one of the Company’s top exploration and potential mine development targets. In January 2014, the Lyon County Board of Commissioners approved strategic master plan and zoning changes on the Dayton, Kossuth and Alhambra mining patents and other properties located in the Dayton resource area, enabling a more practical, comprehensive feasibility study for mining. Geological studies and development planning are currently underway utilizing data from extensive metallurgical testing and assessment during 2017, 30,818 feet of additional drilling completed in 2015, geophysical analysis and interpretation completed in 2013, and extensive geological data from pre-2013, drill programs.

The Spring Valley group of exploration targets lies adjacent to the Dayton resource area at the southern end of the Comstock District, where the mineralized structures, trending to the south from the Dayton resource area, lie mostly concealed beneath a veneer of sediment gravels. The area includes the Kossuth patented claim south of State Route 341, the Dondero patented property, the Daney patented claim, the New Daney lode mining claims, and the Company’s placer mining claims in Spring Valley and Gold Canyon.

The Lucerne resource area has been the primary focus of the Company’s exploration and development efforts since 2007. It includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing less than three percent of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities and ongoing exploration program, and the Company holds the key mining permits required to resume surface or underground mining of this area.

Our Lucerne exploration activities included open pit gold and silver test mining from 2004, through 2006, and from late 2012 through 2016. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Lucerne mine.

On October 3, 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”). Under the terms of the Option Agreement, Tonogold has the right to lead in certain activities, including engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment on properties within the Lucerne resource area (the “Lucerne Property”). If all obligations and prerequisites are satisfied and subject to compliance with the Option Agreement, Comstock and Tonogold may effect a joint venture for the future development and mining of mineral resources in the Lucerne Property.

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making $20 million in capital expenditures on the Lucerne Property within 42 months following signing of the Option Agreement. If Tonogold meets all of the prerequisites, Tonogold is also granted the option to purchase 51% of the Company’s American Flat property, plant and equipment for an additional purchase price of $25 million. Tonogold is in compliance with all terms of the agreement.

On January 24, 2019, the Company entered into a definitive agreement and received a $1 million non-refundable payment toward the sale of its wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne properties (~1200 acres) to Tonogold for $15 million in cash, relief of $8 million in future Northern Comstock LLC (“Northern Comstock”) lease and reclamation obligations, a permanent reduction of annual operating expenses by $1 million and a retained 1.5% net smelter return royalty on Lucerne. Upon closing, the Company will transfer the ownership of Comstock Mining LLC and hence control of the Lucerne properties, and related permits and retain ownership and/or control of the remaining land position in the Comstock district. The Company expects the transaction to close by May 31, 2019.

The Company and Tonogold also agreed that, upon the closing of the sale of the Lucerne mine properties, it will enter into a new Option Agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. If the option is exercised, Tonogold will pay the Company a rental fee of $1 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15 million in rental fees are paid, and then stepping down to $1 million per year and $0.50 per processed ton for the next $10 million paid to Comstock, and then stepping down again, after the first $25 million of revenue is received, to $0.25 cents per processed ton, with no annual rental fee but with a $100,000 per quarter minimum revenue. Tonogold will reimburse American Flat expenses of approximately $1.1 million per year during the option life.

Upon closing, these agreements will replace the October 2017 Option Agreement between the Company and Tonogold. The October 2017 agreement will remain in place until the sale of the Lucerne mine closes. Tonogold has met all the spending commitments to date and has been working with Mine Development Associates (“MDA”) of Reno to produce a new resource model and an NI 43-101 technical report on the Lucerne project. Tonogold reimbursed the Company $1.2 million during 2018, in addition to the $2 million received for the 2018 option payment and the $1 million non-refundable payment received on January 24, 2019.

The Company, upon closing, will enter into a ten-year Mineral Lease for additional mineral properties in Storey County, Nevada, granting Tonogold the right to explore, develop and mine these properties. Tonogold will assume approximately $100 thousand in annual costs and will assume work commitments totaling over $200 thousand in 2019. Comstock will retain a 3% net smelter return royalty on these additional leased properties, which will be reduced to 1.5%, one year after the commencement of mining operations. The lease is renewable for an additional ten-year term.

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

Employees

We believe we have exceptional mine engineering, geological, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2018, we have 12 full-time employees, inclusive of our general and administrative function. We have also strengthened our system through agreements and relationships with key partners.

Our Team

Corrado De Gasperis, Executive Chairman since September 2015, director since June 2011, President and Chief Executive Officer since April 2010, brings more than 30 years of industrial, metals and mining manufacturing, operational and financial management, quality systems, project management, capital markets and board governance experience.

Mr. De Gasperis was formerly the Chief Executive Officer of Barzel Industries Inc. (“Barzel”). Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions. Barzel and substantially all of its U.S. and Canadian subsidiaries were purchased for $65 million in cash.
From 2001 to 2005, he served as Vice President and Chief Financial Officer of GrafTech International Ltd. (“GrafTech”), a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000.
From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as Union Carbide Corporation, UCAR Carbon Company, Playtex International and General Electric Co. KPMG announced his admittance, as a Partner, effective July 1, 1998.
Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors and a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). He is also the Chairman of the Board for the Virginia City Tourism Commission and a member of the

Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of both the Audit and Compensation Committees and a member of the Nominations Committee.
Timothy D. Smith, Chief Accounting Officer since October, 2017. Mr. Smith has served as the Chief Operating and Chief Financial Officer of the San Mateo County Event Center since October 2014.  His duties included the preparation and presentation of monthly financial reports to the Board of Directors and Managers, as well as day to day accounting functions including payroll, payables, receivables, inventory control, internal audit controls, treasury, tax and audit compliance.
From March 2011 to October 2014, Mr. Smith served as President and CEO of his own firm Smith Hospitality Consultants, LLC, providing solutions to complex finance, operational matters, special projects and internal control/work flow along with acquisitions and compliance for the hospitality and gaming industry. Prior to founding his own firm, he served in various roles of increasing accounting or operating responsibility including his tenure as a Finance Director and Comptroller at various locations of Hilton Hotels Corporation from April 1977 to September 1996. From March 1999 to March 2011, Mr. Smith served as VP of Finance for the Reno-Sparks Convention and Visitors Authority. During his tenure, Mr. Smith oversaw the financing of the expansion and renovation of the Reno-Sparks Convention Center.
Michael N. Norred, Director of Strategic Planning and Resource Development since December 2017, and in similar roles from 2007 to 2013, including as a consultant from 2007 to 2010. He designed and led the effort to analyze and incorporate an unprecedented amount of historical and modern data into a comprehensive geologic database of the Comstock District. He implemented QA/QC protocols and procedures, trained and coordinated geologic staff, and maintained the database updated through five years of field work and drilling, including over 400,000 feet of additional drill results. Mr. Norred brings over 40 years of experience in resource modeling, open pit mine design, geological database management and software development. His geological modeling experience includes precious metals, base metals, industrial minerals, coal, oil and gas.
Mr. Norred is also the founder of Techbase International, Ltd, where he has served as President since 1982. He designed and led a team of programmers to develop the Techbase engineering database management package. He successfully commercialized the software and served and supported users world-wide. He enabled clients in the implementation of robust modeling and database management and the development of internal processes for a variety of projects and industries.
Mr. Norred received his Bachelor of Science in Mining Engineering from the Colorado School of Mines in 1978, and was named Colorado School of Mines Young Alumnus of the Year in 1987. He is a Qualified Person (QP) as defined by Canadian National Instrument 43-101 and is qualified in Federal Court as an expert witness in open pit mine modeling. As a QP, he has authored or contributed to National Instrument 43-101 and JORC compliant technical reports.
Ron Leiken, Director of Health, Safety and Environmental Protection since July 2018, and Environmental Manager from April 2014 - February 2015. Mr. Leiken has more than 25 years of Environmental Health and Safety (EHS) compliance and permitting experience, successfully preparing and managing environmental permitting documents and projects and assuring compliance of operations with applicable regulations. In 2014 with Comstock, he successfully developed and secured the landmark permits to significantly expand Comstock’s Storey County Special Use Permit, obtain strategic zoning change approvals, and other major, prerequisite operating permits including Nevada State Water Pollution Control Permit for processing and leaching and Air Pollution and Quality Control for crushing and processing.
From February 2015 to July 2018, Mr. Leiken was on the senior management team with SSR Mining/Marigold Mining Company, where he initiated and managed sitewide large-scale baseline studies, NEPA and other prerequisite permitting processes that effectively expanded operations and added a decade of additional mine life. The project included managing geochemical, groundwater, and pit lake modeling studies to evaluate effects from dewatering, as well as studies on sage grouse, eagles, plants, air quality, water rights, economics, and much more. Concurrent with and after the baseline studies, Mr. Leiken managed an intensive NEPA EIS process. This project involved extensive coordination with the U.S. BLM, U.S EPA, NDEP, NDOW, NDWR, and several other agencies and NGOs. From August 2008 to March 2013, Mr. Leiken worked with Ormat Technologies as Corporate Environmental/Regulatory Affairs where he successfully permitted several new, utility-scale geothermal energy projects in the Western U.S. and assisted in permitting and regulatory compliance for Ormat’s existing California, Nevada, and Hawaii power plant facilities.
Prior to his work with mining and energy companies, Mr. Leiken was an Environmental and EHS consultant for almost 20 years (from 1988 to 2008), supporting a variety of industries and international companies achieve and manage EHS excellence and compliance. In addition to EHS services, Mr. Leiken worked on environmental due diligence, NEPA and CEQA permitting, air permitting, waste water permitting and a variety of other growth and compliance services.

In 2013-2015, Mr. Leiken also developed and taught a course in environmental regulations at Truckee Meadows Community College, and from 2015-2017, he served as the VP of the Board of Directors for Nevada Outdoor School.
Mr. Leiken earned a Bachelor of Science, with honors, in Natural Resources Management from California Polytechnic University, San Luis Obispo.
Scott H. Jolcover Director of Business Development since 2010, and General Site Manager since 2016. Mr. Jolcover has been in Nevada mining for over 38 years, including the most recent 22 years with Comstock Mining Inc. and a predecessor. Mr. Jolcover manages all commercial transactions, including land, water, and other major capital expenditures and acquisitions. Mr. Jolcover has extensive real estate transaction experience, previously working as a licensed agent. He currently serves on the Board of NevadaWorks and was the former Chairman and Vice Chairman of the Virginia City Tourism Commission, Storey County, NV. He is a member of the Northern Nevada Development Authorities Construction and Design Committee.
Laurence G. Martin, Director of Exploration & Mineral Development since 2010, and Chief Geologist since 2008. He brings over 40 years of successful precious metals exploration, mine development and production experience. He participated and supervised exploration projects in Northwest Territories, Canada, Liberia, West Africa, Mexico, Honduras, and areas within the western region of the United States. Mr. Martin’s production experience is exemplified by supervisory positions in the following Nevada mines: Manhattan, Borealis, Hog Ranch, and Denton-Rawhide.
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
David Mustard, joined Comstock Mining in 2018, as Director of Finance with more than 30 years of experience in the accounting field, including gaming, banking and public accounting.   Mr. Mustard is a CPA, licensed in the State of Nevada.  His gaming experience included work at an SEC subsidiary, compliance and property administration including managing a large water rights holding as well as bringing infrastructure to a site for future development.  He worked on a complex refinance of $490 million in bank and bond debt.
Mr. Mustard served for 10 years on the City of Reno’s Financial Advisory Board, including as Chair of the Board and on the City’s Audit Committee for several years.
Mr. Mustard earned a Bachelor of Science degree in Business with two majors in Accounting and Finance at the University of Nevada, Reno.  He grew up in a company-owned mining town in rural Nevada.
Zach M. Spencer, joined Comstock Mining in 2017, as Director of External Relations with more than 30 years of experience in the communications field and 12 years dedicated to the Nevada mining industry, including investor, government and media relations. Mr. Spencer has held similar roles in Nevada with General Moly, Inc. and Newmont Mining, Corp. He has also served on the boards of the Nevada Mining Association and American Exploration & Mining Association, and in both cases chaired their respective Public Outreach Committees.
Mr. Spencer also has experience producing and directing broadcast television and managing marketing and communications in the telecommunications industry. He is a founding member of the Reno Media Press Club and served as one of its officers.
Mr. Spencer earned a Bachelor of Arts degree in journalism from the Reynolds School of Journalism at the University of Nevada, Reno and a Master of Business Administration degree, with an emphasis in management, from the Ageno School of Business at Golden Gate University in San Francisco.

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

Comstock Mining Inc.
Attention: Mr. Timothy D. Smith, Principal Accounting Officer
PO Box 1118
Virginia City, NV 89440

Principal Markets

We did not have any production or revenue in our mining segment during 2018, and we had $0.2 million of revenues in our real estate segment for the year ended December 31, 2018. We had an operating loss of $7.5 million in our mining segment and an operating profit of $0.1 million in our real estate segment, respectively, during the year ended December 31, 2018. We had total assets of $21.2 million and $7.4 million in our mining and real estate segments, respectively, as of December 31, 2018. See Note 12 to our audited consolidated financial statements for additional information regarding our segments.

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

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and has signed a corporate guarantee. The cash collateral percentage held on deposit by Lexon is typically 32.7% or less of the current bond amount. The current bond amount with the State and County is $7.4 million and at December 31, 2018, $2.5 million of collateral was held on deposit.

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

Financing Events

In February 2019, the Company entered into an equity purchase agreement (the "2019 Equity Agreement") with Murray FO ("Murray") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain volume and pricing restrictions. Shares purchased under the 2019 Equity Agreement will be purchased at a 10% discount to the volume weighted average sales price of such shares prior to the Company initiating sales. The shares will be sold pursuant to the Company’s new shelf registration statement on Form S-3, expected to be filed February 26, 2019 for the purchase of up to $50 million in shares of the Company’s securities.

In August 2018, the Company entered into an equity purchase agreement (the "2018 Sales Agreement") with Leviston Resources, LLC ("Leviston") for the sale of up to $2.25 million in shares of the Company's common stock and filed a prospectus supplement to its existing shelf registration statement for the purchase of up to $3.25 million in shares of the Company’s common stock from time to time, at the Company’s option, subject to certain volume and pricing restrictions. During 2018 and 2019, the Company received net proceeds of $0.9 million from sales of shares under the 2018 Sales Agreement. The agreement expired on February 5, 2019.

In April 2017, the Company entered into an equity purchase agreement (the “2017 Sales Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $7.25 million in shares of the Company's common stock and filed a prospectus supplement to its existing shelf registration statement for the purchase of up to $3.25 million in shares of the Company’s common stock from time to time, at the Company’s option, limited to $0.75 million per month, subject to certain volume and pricing restrictions. On December 28, 2017, the Company filed a second prospectus supplement to its existing shelf registration statement for the purchase of up to $4 million in shares of the Company's common stock, from time to time, with similar terms under the 2017 Sales Agreement. On August 8, 2018, the Company filed an amendment to the second prospectus supplement to reduce the aggregate purchase from $4 million to $2.15 million. On August 8, 2018, the Company terminated the 2017 Sales Agreement. During 2018 and 2017, the Company received net proceeds of $2.15 million and $3.15 million, respectively from the sale of shares under the 2017 Sales Agreement.

Effective June 28, 2016, the Company entered into a sales agreement with IAA with respect to an at-the-market offering program (“ATM Agreement”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. During 2018, 2017, and 2016, the Company received net proceeds of $0.3 million, $4.1 million, and $0.5 million, respectively, under the ATM Agreement. The ATM Agreement was terminated in 2018.

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

Moreover, extreme weather events (such as increased frequency or intensity of storms or prolonged drought, flooded or frozen terrain) have the potential to disrupt operations at our projects. Extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect our business.

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

Our operations will be significantly affected by changes in the market price of gold and silver if we are able to produce gold or other minerals. Gold and silver prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, purchases and sales by governments and central banks, monetary policies employed by the world’s major central banks, fiscal policies employed by the world’s major industrialized economies, forward selling or other hedging activities, demand for precious metals, global or regional political and economic crises and production costs in major gold-producing regions, such as but not limited to South Africa and the Russian Federation. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If gold or silver prices decline substantially, it could adversely affect the realizable value of our assets and potentially, future results of operations and cash flow.

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

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2018, we have no open hedge positions.

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

•	surface or underground fires or floods;

•	unexpected geological formations or conditions (whether in mineral or gaseous form);

•	ground and water conditions;

•	fall-of-ground accidents in underground operations;

•	failure of mining pit slopes and tailings dam walls;

•	seismic activity; and

•	other natural phenomena, such as lightning, severe rain or snowstorms, floods or other inclement weather conditions.

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

Owning real estate and water rights and options on real estate and water rights carries inherent risks.

We are susceptible to the following real estate industry risks beyond our control:

•	Changes in national, regional and local economic conditions and outlook.

•	Economic downturns in the areas where the properties are located.

•	Adverse changes in local real estate market conditions such as an oversupply of properties, reduction in demand, loss of a larger employer, intense competition for buyers and/or demographic changes.

•	Changes in business or consumer preferences that reduces the attractiveness of our properties.

•	Changes in zoning, regulatory restrictions, or tax laws.

•	Changes in interest rates or availability of financing.

These conditions could adversely affect our financial position, results of operations and cash flows or the market price of our stock.

Illiquidity of real estate investments could significantly impede our ability to respond to changes in economic and other conditions.

Our ability to sell one or more of our properties in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any of our properties for the price or terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time needed to find a willing buyer and to the close the sale of an asset. The real estate market is affected by many factors that are beyond our control.

The unique nature of our properties, including our held-for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses and could negatively affect our financial performance.

•	Time required to complete a sale or development may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity.

•	Our water rights or the availability of water through wells or municipal water providers may not be adequate to support potential development.

•	Water rights sales values are highly volatile.

•	We may encounter other delays as a result of a variety of factors that are beyond our control including natural disasters, material shortages, and regulatory requirements.

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

Based on filings made with the SEC, Mr. John V. Winfield, and entities that he controls (the “Winfield Group”) own 11,230,558 shares of the Company’s common stock, or 13.9%. The DP Shore Family Trust owns 5,454,546 shares of the Company's common stock, or 7.2%, and Van Den Berg Management, Inc. owns 4,684,254 shares of the Company’s common stock, or 5.8%. Because of this concentrated stock ownership, the Company’s largest three shareholders could be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The Operating Agreement of Northern Comstock LLC requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement requires that the remaining capital contributions, totaling $7.2 million at December 31, 2018 continue until September 2027, unless prepaid by the Company.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 790,000,000 shares of common stock, of which 75,338,273 shares were issued and outstanding as of December 31, 2018, and 50,000,000 shares of preferred stock, of which no Preferred Shares are issued or outstanding as of the December 31, 2018. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

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

Our mineral estate in the Comstock District and surrounding area consists of patented mining claims, unpatented mining claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property. This includes 110 patented and 382 unpatented mineral lode claims, as well as 39 unpatented placer claims. The Company holdings consist of approximately 9,358 acres of mining claims and parcels. The acreage is includes approximately 2,396 acres of patented claims (private lands) and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims that the BLM administers.

Comstock District Mineral Leases
Comstock Mining Inc.
Lyon & Storey Counties, NV
as of December 2018
Feet
0
2,500
5,000
10,000
Patented Claims & Fee Lands
Comstock Mining Inc.
Comstock Real Estate Inc. (Gold Hill Hotel)
Fred Garrett
North Comstock JV
NCJV (DWC)
NCJV (Sutro)
NCJV (VCV)
Railroad and Gold LLC
Unpatented Mining Claims
James Obester
New Daney Company Inc.
North Comstock JV
Railroad and Gold LLC
Renegade Mineral Holdings LLC
Comstock Mining Inc.
N
Virginia City
Silver City
Spring Valley
Mount Grosh
Flowery Ridge
Kate Peak
Basalt Hill
Wakefield Peak
Mount Davidson
Mount Bullion
American Flat Wash
STOREY
LYON
WASHOE
Dayton Toll Rd
Gold Creek
US-50-E
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

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro and the VCV leases to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in each annual period from 2010 to 2013, and contributes its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provided that on each anniversary of the Operating Agreement, up to and including the thirty-ninth (39th) anniversary, the Company would make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). As a result of the Company’s 2015 charter amendments, all of the Company’s outstanding shares of preferred were automatically converted into shares of Common Stock.

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

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production-based history. From our first acquisition in the Comstock District, we have accumulated a vast collection of historic reports and maps on properties in the district. The data collection has been transformed into digital files with two-dimensional and three-dimensional presentation capabilities. Our exploration efforts in the past have been focused primarily upon the Lucerne and Dayton resource areas. We have conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 9,358-acre land position.  Going forward the Company will continue ongoing exploration and development programs in the Lucerne and Dayton resource areas and expand the exploration to underground mineral targets. This will include but not be limited to further compilation and review of historic surface and sub-surface geology, geochemical and geophysical investigations and drilling.

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

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ approval of an application for a master plan amendment and zone change on January 2, 2014 (the “Application”).

Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain Company property in the area of Silver City, Lyon County. In April 2015, the District Court ruled in favor of the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) appealed the decision to the Nevada Supreme Court. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. An oral argument before a three-judge panel of the Nevada Supreme Court took place on September 14, 2016.

On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law statutory provisions.

The Supreme Court did reverse the District Court’s dismissal of the CRA claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of the CRA's due process claim required that the CRA be afforded the opportunity to conduct discovery and allowed extensive time for the CRA to conduct discovery, which was completed and the District Court held a hearing on April 23, 2018. Final briefings on the due process claim were completed on October 17, 2018, and the matter has been submitted for a final ruling from the Court.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012.  Precious is seeking approximately $510,000 in damages, plus interest, at 18% per annum. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.  The Company has filed a motion for a more definite statement on the basis that the complaint is too vague to allow a responsive pleading.  The motion has been fully briefed, and the Company is expecting the decision of the District Court in the first quarter of 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE American exchange under the symbol “LODE.” The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2018
Fourth Quarter	$0.28	$0.13
Third Quarter	$0.27	$0.14
Second Quarter	$0.37	$0.23
First Quarter	$0.46	$0.23

2017
Fourth Quarter	$0.94	$0.21
Third Quarter	$1.35	$0.75
Second Quarter	$1.20	$0.65
First Quarter	$1.55	$1.10

The last reported sale price of our common stock on the NYSE American on February 19, 2019, was $0.16 per share. As of February 19, 2019, the number of holders of record was approximately 517.

Equity Compensation Plan Information

See Equity Compensation Plan Information under Item 11. Executive Compensation and also below for information on plans approved by our stockholders.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Any future decision to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors that the board of directors deem relevant.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the year ended December 31, 2018, as well as our future results. It should be read in conjunction with the consolidated financial statements and accompanying notes also included in this Form 10-K.

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

The Company and its subsidiaries now own or control approximately 9,358 acres of mining claims and parcels in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands) and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is on American Flat road, immediately north of the Lucerne resource area.

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

The Company continues evaluating and acquiring properties, expanding its footprint and evaluating all of our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our properties through extended, long-lived mine plans that are economically feasible and socially responsible, including mine plans for both the Dayton and Lucerne resource areas, with both surface and underground development opportunities.

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads.

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. The heap processing facility is in American Flat, approximately three quarters of a mile west of the Lucerne mine.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company ceased mining in 2015 and concluded processing in 2016. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

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
Woodville
Keystone
Holman
Lucerne Group
Hole 90
Succor
PQ
Chute
Oest
Dayton
SC Target
SC Extension
Dayton-SV Group
Spring Valley North
Amazon-Wonder
Spring Valley Mid
Spring Valley South
Gold Canyon Placers
Daney
District Targets
Legend
Vein Trace
Vein Interpolation
CMI Unpatented Claims
CMI Patent & Fee
N
0
1,000
2,000
4,000
Feet
1 inch = 2,000 feet

Figure 3 - General Overview of Priority Exploration Targets

Lucerne Resource Area

In December, 2018, the Company received unanimous approval from the Storey County Board of Commissioners to extend its landmark Special Use Permit (“SUP”) for mining and processing for the Lucerne Mine Project for the maximum allowable, 20-year term, extending the original, 10-year permit until September 2, 2034. This permit represents one of the most significant, progressive and collaborative permit approvals in the Company’s history, and its extension strengthens the foundation for the future growth of the Company and its partner in Lucerne’s development, Tonogold Resources, Inc.

The amendment significantly extends the duration of the permitted and allowable uses for the entire Lucerne Mine Project, including the Lucerne Mine and resource area and the fully permitted American Flat processing area. The permit applies to both surface and underground mining, processing and milling, mine definition, exploration and development, and other ancillary uses.

In October, 2017, the Company entered into an Option Agreement (the “Option Agreement”) with Tonogold Resources, Inc. (“Tonogold”), giving Tonogold the right to lead engineering, development, drilling and test-work, towards completing a technical and economic feasibility assessment, and ultimately, to earn-into a joint venture for the future development and mining of mineral resources on the Lucerne Property.

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property, by making capital expenditures on the Lucerne Property of $20 million by no later than 42 months following signing of the Option Agreement and payments of $2.2 million to the Company. In addition, if all conditions are met, Tonogold is also granted the option to purchase 51% of the Company’s American Flat processing facility for a purchase price of $25 million, or, alternatively, enter into a toll processing agreement with the Company. If Tonogold elects the tolling alternative, Comstock would retain 100% ownership and Tonogold would rent the Company’s processing facility, paying the Company a usage fee of $1 million per annum plus $1 per ton processed. Tonogold is also granted a right of first refusal if the Company elects, in its sole discretion, to sell certain mining properties.

The initial payment of $0.2 million was paid by Tonogold to the Company at the time that the Option Agreement went into effect. After an initial, six-month evaluation, Tonogold elected to proceed and paid the Company $2.0 million in April 2018. To date, Tonogold has met their spending commitments under the Option Agreement. Tonogold has retained the independent mining advisory firm of Mine Development Associates (“MDA”) to publish a National Instrument 43-101 (“NI-43-101”) compliant, technical report for the Lucerne Project, including an updated resource estimate, scheduled for the first quarter of 2019, and ultimately, reporting on Lucerne’s preliminary and full economic feasibility assessments.

On January 24, 2019, the Company entered a definitive agreement with Tonogold to sell its wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne properties for $15 million in cash, relief of $8 million in future lease and reclamation obligations, a permanent reduction of annual operating expenses by $1 million, and a retained 1.5% net smelter returns royalty. The sale includes the related permits, such as the Storey County Special Use Permit for mining and processing, which was recently extended to 2034. The Company received a non-refundable deposit of $1 million. An additional $9 million in cash is due at closing, plus a one-year, secured note for the final $5 million. The agreement includes an exploration and mining lease for additional mining properties in Storey County, and an option to lease the American Flat processing facility for processing material from Lucerne. The terms provide for Tonogold to reimburse approximately $1.1 million in annual expenses during the option period, and to pay $1 million per year, and $1 per ton, plus all capital and operating expenses to use the processing facility. Reduced rates apply after the Company has received $15 million and $25 million from the lease.

The Company expects the transaction to close between March and May 2019. Upon closing, the new agreement will replace the October 2017 Option Agreement.

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

The Company has retained the independent mining advisory firm of Behre Dolbear to produce a National Instrument 43-101 (“NI 43-101”) compliant technical report for the Dayton resource area, scheduled for completion in the first quarter of 2019. The reporting scope includes an updated, robust mineral resource estimate, plans for expanding and further developing the mineral resource, and most of the prerequisite data for a subsequent Preliminary Economic Assessment (“PEA”). The PEA is the first major step in determining overall economic feasibility for the Dayton project.

The Company previously estimated a mineral resource for Dayton as part of a broader technical report for the Comstock Mine Project, but this new, Behre Dolbear commissioned technical report represents the first stand-alone NI 43-101 technical report to be published specifically for the Dayton resource area. Since our last Dayton resource estimate, the Company has:

•	Increased the Dayton project property position, both mining claims and private land, including more than 350 acres of contiguous private lands suitable for a dedicated mineral processing site;

•	Achieved a landmark, Lyon County Master Plan and zoning change that broadened the potential land uses and restored mining as an appropriate use for the historic mining patents;

•	Submitted our project estimates for due diligence reviews by SRK Consulting in both Reno and Denver offices;

•	Restored several historic Dayton mine portals for safe exploration of the accessible mine workings;

•	Completed underground geologic mapping of the accessible mine workings and completed underground sampling;

•	Completed significant assaying and other analysis for furthering the geologic interpretation;

•	Identified new, broader mineralized zones and structures;

•	Drilled 408 shallow holes totaling 30,819 feet, identifying new mineralized structures covered by shallow alluvium;

•	Improved, meaningfully, the geologic mapping of the area;

•	Expanded trials by Cycladex, a strategic investee, testing their patented, cycladextrin lixiviant, a potential alternative to cyanide heap leaching for our Dayton materials; and

•	Commenced trials with Itronics, Inc., using their KAM-Thio metallurgical recovery processes, another potential alternative to cyanide heap leaching for our Dayton materials.

The new information is supporting the development of a completely updated, detailed, three-dimensional model of the Dayton project. The Company’s technical staff is currently compiling a detailed structural interpretation of the Dayton resource area, which will provide the framework for the new resource model. The detailed interpretation is leading to a list of highly prospective drill targets to further define and expand the mineral resource.

The Company announced assay results from a recently uncovered, high-grade shear zone in the Dayton adit. Systematic channel sampling revealed a 90.8 foot mineralized shear zone, starting 245 feet inside the adit. The results for the entire 90.8 feet averaged 0.043 opt gold and 0.404 opt silver. The zone included 7.5 feet averaging 0.121 opt gold and 0.753 opt silver. Multi-element assays confirmed the presence of previously-identified, elevated values for additional elements such as Cadmium, Selenium, and Tungsten. Additional drilling is being targeted to determine the lateral and down-dip extents of this mineralization.

In-house Dayton engineering and mine planning have resulted in profiling various economic shells with multiple cutoff grade scenarios. Multiple layout plans for the mine and corresponding processing facilities have been conceptually developed and located on lands 100% privately held by the Company, thus simplifying and shortening the critical permitting chain. The new technical report will provide not only a new resource estimate, but also a phased drilling plan for further defining and expanding the resource for sustainable, profitable mining.

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
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 4 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures

Dayton - Spring Valley Group Targets

Spring Valley is south of the Dayton resource area, extending to the south and east of State Route 341. The volcanic host rocks and structural controls of the mineralization defined to date for the Dayton resource area are known to continue south into Spring Valley. Potentially economic gold mineralization has been intercepted in several widely spaced holes drilled during prior Spring Valley drilling programs.

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

Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones. Selected drill hole intercepts are highlighted (see Figure 4). The mid-level magnetic lows define a zone (up to 500 feet wide) beginning at the Dayton resource and continuing southerly approximately 8,000 feet (length of geophysical magnetic survey) towards the Daney patent. The zone is further defined by the trace of interpreted north/south trending vein swarms depicted on Figure 4. In the Dayton resource area the increased density of the vein swarms with intersecting cross structures has been indicative to host the higher grades and larger volumes of economic mineralization. This scenario is part of the exploration model and has generated a multiple drill target environment.

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

Pelen-Sutro Tunnel Company Acquisition

In January of 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. Pelen LLC is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill.

The purchase of the membership interests will close by December 31, 2019, once the seller of the membership interests has received total cash proceeds of at least $585,000 either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $585,000, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election.

The Company issued 1,758,181 additional shares in November, 2018, and has recorded a make-whole liability of $135,000 representing the value of the shortfall as of December 31, 2018.

Non-mining Real Estate

Our non-mining land sales are progressing with the signing of an agreement to sell the Silver Springs property to a real-estate focused fund. The Board has designated an independent committee to directly negotiate the sale of those properties.

The previously-announced sale of the Gold Hill Hotel to a local, experienced hotelier was cancelled in December, 2018, due to his inability to secure financing. We have re-listed the Gold Hill Hotel for $1 million. The Gold Hill Hotel has been consistently cash positive over the past two years. A planned sale of our Daney Ranch property also was cancelled in the 4th quarter of 2018. The Ranch is currently on the market for $3.9 million.

On February 5, 2019, the Company announced it had received Board approval to sell the Silver Springs non-mining assets to Silver Springs Capital Partners for $9.75 million plus 3% of the amount of the carried interest that the general partner of the fund that purchased such party is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer. The sales are expected to be finalized by February 25, 2019, and closed between March and July, 2019. The Company expects to record a gain of approximately $5 million on these transactions.

Outlook

The Company plans on closing the Tonogold transaction between March 31 and May 31, after receiving a $1 million non-refundable deposit on January 25, 2019, with proceeds of at least $9 million more expected upon closing. Tonogold has announced that they plan on publishing an updated NI 43-101 compliant mineral resource estimate for the Lucerne Project during the first quarter of 2019 that should be in advance of closing the transaction for the sale of the 100% membership interests in Comstock Mining LLC, which will solely own the Lucerne properties and related permits.

Our annual operating expenses are planned at $3.8 million, with approximately $1.2 million of that amount currently being reimbursed under the existing Tonogold Option. We anticipate an additional $1 million in annualized savings, or a total of $2.2 million annually, upon closing the new transaction, with approximately $1.7 million realized in 2019, or approximately $0.5 million more in operating savings realized during 2019 vs. 2018, expected from the Tonogold arrangements.

The Company also expects an early extinguishment of the entirety of our outstanding Senior Secured Debenture obligation, principal and make-whole of approximately $8.6 million, plus accrued interest of $0.4 million, during the second quarter of 2019, most likely by May 2019. Senior Secured Debenture interest expense is also expected to be eliminated by May 2019, with about $0.5 million of actual interest avoidance realized during 2019, and over $1 million saved for the full year of 2020.

The Company expects to finalize the agreements for selling the 98-acre industrial site and related water rights in Silver Springs, NV, and the option to purchase the 160-acre Downtown Silver Springs commercial property and the option to purchase water and sewer rights during the first quarter of 2019, and then closing these sales between March 31 and July 31, 2019, with proceeds of $9.75 million ($9.5 million, net of closing expenses estimated at $0.25 million).

The Company’s 2019 plans also include commencing and obtaining the local permits for Dayton in 2019, expanding Dayton’s current resource and continuing southerly into Spring Valley with incremental exploration programs that include exploration and definition drilling of targets identified by geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing an updated, NI 43-101 compliant, mineral resource estimate for the Dayton Project during the second quarter of 2019.

Equity Raises

During the years ended December 31, 2018, and 2017, the Company issued 28,102,170 and 10,163,368 shares, respectively. During 2018, 21,216,856 of the common shares issued were either through the Company’s equity programs or two private placements, at an average price per share of $0.20, for gross of approximately $4.2 million ($4.1 million, net of cash issuance costs). During 2017, 8,686,828 of the common shares were issued through the Company’s equity programs, at an average price per share of $0.85, for gross proceeds of approximately $7.4 million ($7.1 million, net of cash issuance costs). Common shares outstanding at December 31, 2018, and 2017, totaled 75,338,273 and 47,236,103, respectively.

Following is a reconciliation of the transaction stock based transactions as of December 31, 2018:

	2018	2017
Shares Outstanding as of beginning of year	47,236,103	37,072,735
Shares issued for:
Equity issue agreements	15,762,310	8,686,828
Private placement agreements	5,454,546	—
Purchase of mineral rights	2,774,490	502,604
Purchase of Pelen, LLC membership interest	3,233,591	—
Purchase of properties, plant and equipment	—	196,000
Payment for equity issue costs	877,233	777,936
Shares outstanding as of end of year	75,338,273	47,236,103

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2018, 2017 and 2016.

	2018	2017	2016	Difference 2018 versus 2017	Difference 2017 versus 2016
Revenue - mining	$—	$—	$4,944,627	$—	$(4,944,627)
Revenue - real estate	150,289	104,329	125,590	45,960	(21,261)

Costs applicable to mining revenue	2,765,324	3,392,092	4,505,811	(626,768)	(1,113,719)
Real estate operating costs	40,935	73,739	182,423	(32,804)	(108,684)
Exploration and mine development	958,075	1,130,567	4,561,905	(172,492)	(3,431,338)
Mine claims and costs	124,047	1,003,070	1,125,989	(879,023)	(122,919)
Environmental and reclamation	258,507	787,496	1,389,362	(528,989)	(601,866)
General and administrative	3,403,833	2,595,331	3,518,071	808,502	(922,740)
Loss from Operations	(7,400,432)	(8,877,966)	(10,213,344)	1,477,534	1,335,378
OTHER INCOME (EXPENSE)
Interest expense	(1,410,389)	(1,710,390)	(753,670)	300,001	(956,720)
Other income (expense)	(669,932)	12,178	(1,997,690)	(682,110)	2,009,868
Net Loss	$(9,480,753)	$(10,576,178)	$(12,964,704)	$1,095,425	$2,388,526

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the years ended 2018 and 2017.

Real estate revenue was $0.2 million for the year ended December 31, 2018. Effective April 1, 2015, the Company entered into an agreement to lease the Gold Hill Hotel operations. The Company retains ownership to the land and the Gold Hill Hotel properties while leasing the facilities and business to independent operators.

Real estate operating costs were essentially flat for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Real estate operating costs decreased $0.1 million for the year ended 2017 compared to the same period in 2016. This decrease is primarily from leasing the hotel to independent operators eliminating costs that otherwise would have been incurred by the company.

Costs applicable to mining revenue decreased by $0.6 million for the year ended December 31, 2018, as compared to 2017. Costs for the years ending in 2018 and 2017, consisted solely of depreciation expense on temporarily idled mining equipment, processing facilities, and heap leach pads. Costs applicable to mining revenue decreased by $1.1 million for the year ended December 31, 2017, as compared to 2016. The reduction was the result of lower processing costs and the reduction of substantially all the mining and processing staff consistent with ceasing processing operations in December 2016.

Exploration and mine development expenses decreased by $0.2 million in 2018, as compared to 2017 as a result of decreases in depreciation and general maintenance expenses. Exploration and mine development costs decreased by $3.4 million in 2017, as compared to 2016. The decrease represents substantially all of the remaining underground exploration and development costs incurred during the year ended in 2016, including the completion of the crosscut drift from the main PQ drift to the Succor vein system in Lucerne’s underground development, including approximately $1.8 million of depreciation expense associated with equipment used in that development, that did not recur in 2017.

Mine claim and costs decreased by $0.9 million for the year ended 2018, as compared to 2017, primarily due to lease payments and annual payments related to the Northern Comstock joint venture now being reimbursed in accordance with the Tonogold agreement beginning in 2017. Mine claim and costs decreased by $0.1 million for the year ended 2017, as compared to 2016 as a result of decreased surety bond costs.

Environmental and reclamation costs decreased by $0.5 million in 2018, as compared to year ended 2017. The decrease is the result of lower asset retirement obligation depreciation and utility costs (not running barren pumps). Environmental and reclamation expenses decreased $0.6 million for the year ended 2017, as compared to the year ended 2016. The decrease is the result of lower environmental consulting and lower third party expenses associated with engineering services and mine planning offset by an increase in costs of contract service fees to commence the underground drift and drilling, associated with the first underground exploration phase of a PQ target.

General and administrative expenses increased by $0.8 million for the year ended 2018, as compared to the year ended 2017. The increase is a result of a gain of $0.3 million from the sale of fixed assets in 2017 along with an increase of $0.4 million in legal and consulting fees. General and administrative expenses decreased by $0.9 million for the year ended 2017, as compared to the year ended 2016. This decrease is primarily due to lower payroll costs.

Interest expense decreased by $0.3 million for the year ended 2018. Interest expense for the year ended 2017 was the result of refinancing of substantially all debt on January 13, 2017 with a Senior Secured Debenture which had a higher effective interest rate. This refinancing resulted in interest expense increasing by $1.0 million in 2017 as compared to 2016.

Other expense for 2018 increased $0.7 million over 2017 due to make-whole provisions related to Pelen LLC membership interest purchase. The decrease of $2.0 million in 2017, when compared to year ended 2016 was due to a fair value adjustment recorded in 2016 that was a result of mandatory make whole provisions on debt repayments using common stock. The debt obligations were paid in full in January 2017.

Net loss was $9.5 million and $10.6 million for the years ended December 31, 2018, and 2017, respectively.
The decrease of $1.1 million in 2018 from 2017 was primarily the result of a reduction of operating expenses. The decrease of $2.4 million in 2017, from 2016, was primarily the result of a $4.9 million decrease in mining revenue as the Company began winding down the Lucerne mining activities, offset by a $6.3 million reduction of operating expenses.

 Liquidity and Capital Resources

The Company had total assets of $28.6 million, total current assets of $8.6 million, current liabilities of $2.4 million and net current assets of $6.2 million, including cash and cash equivalents of $0.5 million at December 31, 2018. The cash balance at December 31, 2018, excludes the receipt of $1 million from Tonogold, received on January 25, 2019, as a non-refundable deposit toward the purchase of the Lucerne properties. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $10.0 million in unused capacity, before consideration of fees due at the time of borrowing and an equity sales agreement (the "Sales Agreement") with Murray FO, LLC ("Murray"), with aggregate unused capacity of $5.0 million, pursuant to the Company’s new shelf registration statement on Form S-3, expected to be filed February 26, 2019. These capital resources are in addition to certain planned non-mining asset sales totaling $14 million and the sale of the Lucerne properties, in conjunction with the signed Membership Interest and Purchase Agreement (the “Tonogold Sale Agreement”) between the Company and Tonogold dated January 24, 2019.

The Tonogold Sale Agreement signed on January 24, 2019 should provide $10 million in cash to the Company during the first quarter of 2019, $1 million already received plus $9 million at closing (March 31, 2019). At Tonogold's discretion and with a $1 million non-refundable deposit paid by March 15, 2019, the closing date would be extended to April 30, 2019. Additionally, at Tonogold’s discretion and with an additional $1 million non-refundable deposit paid by April 12, 2019, the closing date would be extended to May 31, 2019. The agreement also provides $5 million in cash on the first anniversary of closing, that is, sometime between March 2020, and May 31, 2020. The agreement also relieves the Company of $8 million in long-term obligations, primarily $7.2 million for the Northern Comstock annual mine claims and $0.8 million other Lucerne-specific reclamation liabilities with Storey County and the State of Nevada. The new agreement also subsidizes an additional $1 million of annual costs (in addition to current reimbursements of approximately $1.2 million per annum, for a total, post-transaction-closing reduction of approximately $2.2 million of operating savings per annum).

On January 30, 2019, the Company’s Board of Directors approved two additional transactions to sell one non-mining asset, that is, the 98-acre certified industrial site and related water rights, and to sell the purchase agreements and options on the 160 acres of land and water and sewer rights, all located in Silver Springs, NV, for a total of $9.75 million plus a residual 3% future share of the profit. The sales are to Silver Springs Capital Partners LLC, an opportunity zone fund and the transactions are expected to be finalized during the second quarter of 2019. The Company expects to record a gain of approximately $5 million.

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

Net cash used in operating activities for the year ended December 31, 2018, was $4.0 million as compared to net cash used in operating activities of $6.5 million for the prior year. The Company's use of cash in 2018, and 2017, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The decrease resulted from a lower net loss due to lower operating expenses and a net lower use of working capital. Net cash used in operating activities for the year ended December 31, 2017, was $6.5 million as compared to net cash used in operating activities of $2.6 million for the prior year. The Company's use of cash in 2017, and 2016, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The increase in cash used in operations of $3.9 million resulted from the loss of 2016 revenues due to the cessation of processing in December 2016, offset somewhat, by the net of lower operating and higher other expenses and higher net uses of working capital.

Net cash used by investing activities for the year ended December 31, 2018, was $1.6 million substantially all for deposits on the purchase of land and water rights. Net cash provided by investing activities for the year ended December 31, 2017, was $1.0 million, substantially all from the sale of land, water rights, and equipment sales. Net cash provided by investing activities for the year ended December 31, 2016, was $2.6 million, primarily driven by proceeds from the sale of equipment of $3.3 million offset by purchases of property for approximately $0.7 million.

Net cash provided by financing activities for the year ended December 31, 2018, was $4.1 million, primarily from net proceeds from the sale of common stock of $4.2 million, proceeds from the Tonogold option fee of $2.0 million, partially offset by principal payments on long term debt of approximately $2.1 million. Net cash provided by financing activities for the year ended December 31, 2017, was $7.4 million, primarily from net proceeds from the sale of common stock of $7.1 million, proceeds from the Tonogold option fee of $0.2 million, and net proceeds from long term debt refinancing of approximately $0.1 million. Net cash used in financing activities for the year ended December 31, 2016, was $1.4 million, resulting from net proceeds of $3.9 million from the sale of common stock offset by a net principal payments on long-term debt of $5.3 million.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016, and is currently planning the exploration and development of its next two mines, first with a preliminary economic feasibility assessment and then a full economic feasibility study and a mine plan for the Dayton resource area. The Company is also, in collaboration with an agreement with Tonogold, advancing the second phase of development for the Lucerne Mine.

The Company has recurring net losses from operations and an accumulated deficit of $232.1 million and $222.6 million as of December 31, 2018, and 2017, respectively. For the year ended December 31, 2018, the Company incurred a net loss of $9.5 million and used $4.0 million of cash in operations. The Company has assets held for sale of $5.4 million, with an offer to purchase on one those assets, representing approximately half of the net book value held for sale. The property that has an offer to purchase is the 98-acre certified site in Silver Springs Nevada, for a sale price of $7.25 million, and an expected gain of $4.5 million. The deposit of $1.8 million for the purchase of the Downtown Silver Springs, LLC, the option to purchase a 160-acre commercial development project and the option to purchase the related 392-acre feet of water rights and 200 units of sewer rights also has an agreement for sale at a price of $2.5 million to the Company, for a $0.7 million gain. The Company does not expect to pay any federal cash taxes on the expected total gains of $5.2 million resulting from the $9.75 million in proceeds.
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

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the 2018 Sales Agreement, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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
DECEMBER 31, 2018, 2017 AND 2016

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	63

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Comstock Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2011.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$488,657	$2,066,718
Assets held for sale, Net (Note 3)	5,363,403	5,363,403
Prepaid expenses and other current assets (Note 4)	2,712,202	301,387
Total current assets	8,564,262	7,731,508

MINERAL RIGHTS AND PROPERTIES, Net (Note 5)	7,205,081	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 6)	9,742,120	12,781,733
RECLAMATION BOND DEPOSIT (Note 7)	2,622,544	2,622,544
RETIREMENT OBLIGATION ASSET (Note 8)	203,274	282,745
OTHER ASSETS	274,444	340,302

TOTAL ASSETS	$28,611,725	$30,963,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$405,146	$321,302
Accrued expenses (Note 9)	1,674,733	496,651
Long-term debt – current portion (Note 10)	309,843	291,532
Total current liabilities	2,389,722	1,109,485

LONG-TERM LIABILITIES:
Long-term debt (Note 10)	8,857,870	9,971,421
Long-term reclamation liability (Note 8)	7,441,091	7,417,680
Other liabilities	538,140	600,228
Total long-term liabilities	16,837,101	17,989,329

Total liabilities	19,226,823	19,098,814

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 75,338,273 and 47,236,103 shares issued and outstanding at December 31, 2018 and 2017, respectively	50,175	31,459
Additional paid-in capital	241,419,897	234,438,057
Accumulated deficit	(232,085,170)	(222,604,417)
Total stockholders’ equity	9,384,902	11,865,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,611,725	$30,963,913

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
REVENUES
Revenue - mining	$—	$—	$4,944,627
Revenue - real estate	150,289	104,329	125,590
Total revenues	150,289	104,329	5,070,217

COST AND EXPENSES
Costs applicable to mining revenue	2,765,324	3,392,092	4,505,811
Real estate operating costs	40,935	73,739	182,423
Exploration and mine development	958,075	1,130,567	4,561,905
Mine claims and costs	124,047	1,003,070	1,125,989
Environmental and reclamation	258,507	787,496	1,389,362
General and administrative	3,403,833	2,595,331	3,518,071
Total cost and expenses	7,550,721	8,982,295	15,283,561

LOSS FROM OPERATIONS	(7,400,432)	(8,877,966)	(10,213,344)

OTHER INCOME (EXPENSE)
Interest expense	(1,410,389)	(1,710,390)	(753,670)
Other income (expense)	(669,932)	12,178	(1,997,690)
Total other income (expense), net	(2,080,321)	(1,698,212)	(2,751,360)

NET LOSS	$(9,480,753)	$(10,576,178)	$(12,964,704)

Net loss per common share – basic and diluted	$(0.16)	$(0.26)	$(0.37)
Weighted average common shares outstanding — basic and diluted	59,629,805	41,127,245	35,324,947

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2016	31,983,542	$106,505	$217,716,500	$(199,063,535)	$18,759,470

Public offerings	2,667,060	8,882	4,539,007		4,547,889
Public offering issuance costs			(610,645)		(610,645)
Purchase of properties, plant and equipment	44,729	149	59,241		59,390
Payment of debt obligations	2,123,579	7,072	4,116,692		4,123,764
Payment for mineral rights	243,025	809	481,716		482,525
Stock-based compensation	10,800	36	18,864		18,900
Net loss				(12,964,704)	(12,964,704)
BALANCE - December 31, 2016	37,072,735	123,453	226,321,375	(212,028,239)	14,416,589

Share reverse split adjustment		(125,892)	125,892		—
Issuance of common stock	9,464,764	31,571	7,315,136		7,346,707
Common stock issuance costs			(278,919)		(278,919)
Purchase of properties, plant and equipment	196,000	653	273,747		274,400
Payment for mineral rights	502,604	1,674	480,826		482,500
Issuance of share options with Tonogold at fair value			200,000		200,000
Net loss				(10,576,178)	(10,576,178)
BALANCE - December 31, 2017	47,236,103	31,459	234,438,057	(222,604,417)	11,865,099

Issuance of common stock	22,094,089	14,715	4,463,726		4,478,441
Common stock issuance costs			(329,385)		(329,385)
Purchase of membership interest	3,233,591	2,154	366,846		369,000
Payment for mineral rights	2,774,490	1,847	480,653		482,500
Issuance of share options with Tonogold at fair value			2,000,000		2,000,000
Net loss				(9,480,753)	(9,480,753)
BALANCE - December 31, 2018	75,338,273	$50,175	$241,419,897	$(232,085,170)	$9,384,902

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
OPERATING ACTIVITIES:
Net loss	$(9,480,753)	$(10,576,178)	$(12,964,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	3,147,893	4,187,683	5,893,783
Gain on sale of properties, plant, and equipment	(13,991)	(309,194)	(357,037)
Stock payments and stock-based compensation	—	—	18,900
Accretion of reclamation liability	23,411	64,334	185,778
Amortization of debt discounts and issuance costs	343,857	436,896	456,757
Payment of interest expense and sales tax with common stock	—	—	337,863
Loss on payment of debt obligation with common stock	—	—	150,166
Net loss on early retirement of long-term debt	193,711	294,569	—
Change in fair value of shares issued to pay debt obligation	—	—	1,690,795
Payment-in-kind interest expense	437,852	—	—
Loss on make-whole liability with Pelen, LLC	504,162	—	—

Changes in operating assets and liabilities:
Inventories	—	—	450,951
Stockpiles and mineralized material on leach pads	—	—	1,322,211
Prepaid expenses and other assets	(795,815)	69,700	100,939
Other assets	65,355	—	(273,342)
Accounts payable	83,844	(483,249)	472,165
Accrued expenses and other liabilities	1,463,332	(218,871)	(83,158)
NET CASH USED IN OPERATING ACTIVITIES	(4,027,142)	(6,534,310)	(2,597,933)
INVESTING ACTIVITIES:
Purchase of mineral rights and properties, plant and equipment	(1,655,820)	(130,166)	(746,536)
Proceeds from principal payment on note receivable	503	40	—
Proceeds from sale of mineral rights and properties, plant and equipment	26,000	1,109,388	3,287,811
Change in reclamation bond deposit	—	—	20,260
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(1,629,317)	979,262	2,561,535
FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,070,658)	(9,209,827)	(6,304,657)
Proceeds from long-term debt obligations	—	9,379,446	925,000
Proceeds from the issuance of common stock	4,233,441	7,346,707	4,547,889
Common stock issuance costs	(84,385)	(278,919)	(610,645)
Proceeds from the issuance of share option with Tonogold	2,000,000	200,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,078,398	7,437,407	(1,442,413)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,578,061)	1,882,359	(1,478,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,066,718	184,359	1,663,170
CASH AND CASH EQUIVALENTS, END OF YEAR	$488,657	$2,066,718	$184,359
			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$112,050	$1,228,140	$537,510
Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for payment of mining right	$482,500	$482,500	$482,525
Issuance of common stock to pay for common stock issuance costs	245,000	—	—
Issuance of common stock (in advance) to purchase membership interest	585,000	—	—
Issuance of long-term debt for purchase of mineral rights and properties, plant and equipment	—	247,494	3,243,125
Use of common stock for long-term debt obligations payment	—	124,920	2,529,755
Issuance of common stock for purchase of properties, plant and equipment	—	274,400	16,265
Property transferred in satisfaction of accounts payable	—	—	1,100,000
Additions to reclamation liability and retirement obligation asset	—	—	340,000

 See notes to consolidated financial statements.                                (Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1. Nature of Business

Comstock Mining Inc. is a Nevada-based gold and silver exploration, development and production-focused mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”). The Comstock District is located within the western portion of the Basin and Range Province of Nevada, between Reno and Carson City, Nevada. Our Dayton resource area and the Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City, Nevada. Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, Nevada and 30 miles southeast of Reno, Nevada. The Company also owns extensive real estate holdings, including but not limited to the Gold Hill Hotel located in Gold Hill, Nevada, just south of Virginia City, the Daney Ranch, located just south of Silver City, and the Comstock Industrial parcel, representing 98 acres of land and 203 acre-feet of senior-priority water rights in Silver Springs, Nevada. As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly owned subsidiaries as “we,” “us,” “our,” “our Company,” or “the Company.”

We continue expanding our property footprint and creating opportunities for exploration, development and mining. The Company now owns or controls approximately 9,358 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,396 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,962 acres of unpatented mining claims, which the Bureau of Land Management, (“BLM”) administers.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries: Comstock Mining LLC, Comstock Real Estate Inc., Comstock Industrial LLC, and Downtown Silver Springs LLC. Inter-company transactions and balances have been eliminated.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a basis that contemplates the continuation of the Company as a going concern.

The Company commenced production with the Lucerne Mine in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed leaching from its existing leach pads in December 2016 and is currently planning the exploration and development of its next two mines, first with its second mine plan for the Dayton resource area and then further developing, through an agreement and collaboration with a potential joint venture partner, the second phase of development and production from the Lucerne Mine.

The Company has recurring net losses from operations and an accumulated deficit of $232.1 million as of December 31, 2018. For the year ended December 31, 2018, the Company incurred a net loss of $9.5 million and used $4.0 million of cash in operations. As of December 31, 2018, the Company had cash and cash equivalents of $0.5 million, current assets of $8.6 million and current liabilities of $2.4 million, resulting in net working capital of $6.2 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $10.0 million in unused capacity, ($9.5 million after consideration of fees due at the time of borrowing). The Company has an existing equity purchase agreement (the "2019 Equity Agreement') with Murray FO LLC ("Murray") with unused capacity of $5.0 million ($4.9 million after consideration of certain transaction fees), pursuant to the Company’s new shelf registration statement on Form S-3, expected to be filed February 26, 2019. These capital resources are in addition to certain planned asset sales.

While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, private placements, borrowings, and/or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of its existing resources and the sources of funding detailed above.

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the 2019 Equity Agreement (pursuant to the Company’s new shelf registration statement on Form S-3, expected to be filed February 26, 2019), declines in the market value of properties held for sale, or declines in the share price of the Company's common stock, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

Long-Lived Assets - We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value.  Fair value is generally determined based on discounted future cash flows.

Mineral Rights and Properties - We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7, exploration expenditures are expensed as incurred. We expense repair and maintenance costs as incurred.

We review the carrying value of our properties for impairment, including mineral rights, whenever there are negative indicators of impairment. Our estimate of the gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of these properties. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. We use the units-of-production method to deplete the mineral rights and mining properties.

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

Revenue Recognition - The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using a modified retrospective method. Currently, the Company has no contracts with customers as it does not have active mining operations. When the Company resumes active mining operations and has revenue within the scope of ASC 606, it will account for revenue from contracts with customers by evaluating the five steps of Topic 606, which are as follows: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations; and (5) Recognize revenue when (or as) performance obligations are satisfied.

Real estate revenue is recognized when rental income is earned.

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

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred net losses for all the periods presented, all equity-linked instruments are considered anti-dilutive.

Comprehensive Loss - There were no components of comprehensive loss other than net loss for all the periods presented.

Income Taxes - The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely (than not) to be realized.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Other than the impacts of the new federal tax reform legislation disclosed in Note 16, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted for all entities. The Company has evaluated the impact of adopting this standard on its consolidated financial statements. The majority of the Company’s leases pertain to mineral leases, which are not in the scope of Topic 842, and accordingly, have no material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) that introduces a new five-step revenue recognition model that an entity should use to recognize revenue when depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We used the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, requiring us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) assess all existing revenue contracts as of January 1, 2018, to determine if a cumulative adjustment to accumulated deficit was required. The Company does not have any revenue contracts within the scope of Topic 606 as of January 1, 2018, and accordingly, was not required to record any adjustments.

3. Assets Held For Sale

The Company committed to a plan to sell certain land, buildings, and water rights. As of December 31, 2018 and 2017, the Company has assets with a net book value of $5.4 million that met the criteria to be classified as Assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 10.

Assets held for sale at December 31, 2018 and 2017 include:

	2018	2017
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$5,363,403	$5,363,403

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Land and property deposits	$1,800,000	$—
Surety bond and insurance	475,861	188,485
Reimbursements from Tonogold	82,951	—
Other	353,390	112,902
Total prepaid expenses and other current assets	$2,712,202	$301,387

5. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Dayton resource area	$2,932,226	$2,932,226
Lucerne resource area	1,998,896	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,404	317,404
Water rights	90,000	90,000
Accumulated depletion - Lucerne Resource area	(484,699)	(484,699)
Total mineral rights and properties	$7,205,081	$7,205,081

These mineral rights and properties are segmented and presented based on the Company’s identified mineral resource areas and exploration targets. During the years ended December 31, 2018 and 2017, the Company did not recognize any depletion expense. During the year ended December 31, 2016, the Company recognized depletion expense of approximately $0.1 million.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Land and building	$9,169,605	$9,169,605
Vehicle and equipment	2,319,290	2,414,216
Processing and laboratory	21,129,248	21,166,497
Furniture and fixtures	648,309	755,665
Construction in progress	35,190	—
	33,301,642	33,505,983
Less accumulated depreciation	(23,559,522)	(20,724,250)
Total properties, plant and equipment	$9,742,120	$12,781,733

For the years ended December 31, 2018, 2017 and 2016, the Company recognized depreciation expense of $3.1 million, $4.2 million, and $5.9 million, respectively.

For the years ended December 31, 2017 and 2016, the Company sold land and equipment with total proceeds of $1.1 million, and $3.3 million, respectively and recorded a gain on the sale of that land and equipment totaling $0.3 million, and $0.4 million, respectively.

7. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $7.1 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2018. In addition, the Company has a $0.5 million surety bond with Storey County related to mine reclamation as of December 31, 2018. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.5 million at December 31, 2018, and 2017. The total cash collateral is a component of the reclamation bond deposit in the consolidated balance sheets.

The reclamation bond deposit at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Lexon surety bond cash collateral	$2,500,000	$2,500,000
Other cash reclamation bond deposits	122,544	122,544
Total reclamation bond deposit	$2,622,544	$2,622,544

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

We have accrued a long-term liability of $7.4 million as of December 31, 2018, and 2017, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2018, 2017, and 2016, totaled $0.1 million, $0.4 million, $0.8 million, respectively, and were a component of environmental and reclamation expenses in the consolidated statements of operations.

Following is a reconciliation of the aggregate retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Long-term reclamation liability — beginning of period	$7,417,680	$7,353,346	$6,827,568
Additional obligations incurred	—	—	340,000
Accretion of reclamation liability	23,411	64,334	185,778
Long-term reclamation liability — end of period	$7,441,091	$7,417,680	$7,353,346

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining projects for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Retirement obligation asset — beginning of period	$282,745	$617,126	$1,107,120
Additional obligations incurred	—	—	340,000
Amortization of retirement obligation asset	(79,471)	(334,381)	(829,994)
Retirement obligation asset — end of period	$203,274	$282,745	$617,126

The increases in the reclamation liability and retirement obligation asset in 2016 is related to the net inflated and discounted increase of the asset and liability as a result of the increase in time before the Company expects to reclaim.

9. Accrued Expenses

Accrued expenses at December 31, 2018, and 2017, consisted of the following:

	2018	2017
Accrued interest expense	$481,946	$—
Accrued insurance liabilities	341,680	—
Accrued liability for purchase of DTSS (Note 18)	185,000	—
Accrued Northern Comstock Joint Venture	180,833	180,833
Accrued payroll costs	140,915	57,402
Accrued make-whole for Pelen LLC (Note 18)	135,162	—
Accrued personal property tax	74,434	84,264
Accrued Board of Directors fees	20,000	84,000
Accrued vendor liabilities	—	75,415
Other accrued expenses	114,763	14,737
Total accrued expenses	$1,674,733	$496,651

10. Long-Term Debt

Long-term debt at December 31, 2018, and 2017, consisted of the following:

Note Description	2018	2017
Senior Secured Debenture (GF Comstock 2) - 11% interest, due 2021.	$8,872,663	$10,218,352
Note Payable (Caterpillar Financial Services) - 5.7% interest.	955,845	1,242,960
Total debt	9,828,508	11,461,312
Less: long-term debt discounts and issuance costs	(660,795)	(1,198,359)
Total debt, net of discounts and issuance costs	9,167,713	10,262,953
Less: current portion of long-term debt	(309,843)	(291,532)
Long-term debt, net of discounts and issuance costs	$8,857,870	$9,971,421

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the “Debenture”) to GF Comstock 2 LP in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge to 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current debt obligations except the amounts due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional Make-Whole payment of approximately $688,000 if paid any time prior to or at maturity. At December 31, 2018, the remaining balance on the Make-Whole obligation was $508,599. Total principal is due at maturity on January 13, 2021. The Debenture requires acceleration of the payment of accrued interest, principal and the Make-Whole amount from all net proceeds received upon sale of any assets of the Company.

Interest is payable semi-annually. For the first two years, interest will be payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest will be payable only in cash. In 2017, the Company elected to make the interest payments in cash. In 2018, the Company elected to make the interest payments in the form of additional Debentures (Payment-in-Kind).

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

In 2017 (and amended in February 2019), the Company entered into a loan commitment agreement that provides up to $10 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Until January 1, 2019, interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $9.5 million (after consideration of fees due at the time of borrowing) of available borrowing capacity.

Future maturities of long-term debt are as follows:

Years Ending December 31:
2019	$309,843
2020	328,077
2021	9,190,588
Total debt (excludes discounts and debt issuance costs)	$9,828,508

There are no other maturities due after November 1, 2021.

11. Stockholders’ Equity

 Common Stock

Equity Offering Program

In February 2019, the Company entered into an equity purchase agreement (the "2019 Equity Agreement") with Murray FO ("Murray") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain volume and pricing restrictions. Shares purchased under the 2019 Equity Agreement will be purchased at a 10% discount to the volume weighted average sales price of such shares prior to the Company initiating sales. The shares will be sold pursuant to the Company’s new shelf registration statement on Form S-3, expected to be filed February 26, 2019 for the purchase of up to $50 million in shares of the Company’s securities.

Effective August 2018, the Company entered into the 2018 Sales Agreement with Leviston Resources for the sale of up to $2.25 million of shares of the Company's common stock from time to time, at the Company's option. The Company is not obligated to make any sales of shares under the 2018 Sales Agreement and if it elects to make share sales, can set a minimum sales price for the shares. As of December 31, 2018, the Company has issued shares with an aggregate sales price of $0.9 million under the Sales Agreement.

Effective April 2017, the Company also entered into the 2017 Sales Agreement with Leviston for the purchase of up to $7.25 million of shares of the Company's common stock from time to time, at the Company's option. Effective August 2018, the Company and Leviston terminated the 2017 Sales Agreement and no further sales pursuant to that program were made. At the time of the termination, the Company had issued shares with an aggregate purchase price of $5.3 million.

Effective June, 2016, the Company entered into a sales agreement with respect to an at-the-market offering program (“ATM Agreement”) wherein the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. Final proceeds from the ATM Agreement were received in January 2018 and the ATM Agreement was terminated. The Company paid the sales agent a commission of 2.5% of the gross proceeds.

During the year ended December 31, 2018, the Company issued Leviston 877,233 common shares valued at $0.2 million for issuance fees under the 2017 Sales Agreement and the 2018 Sales Agreement. In the year ended December 31, 2017, the Company issued Leviston 777,936 common shares valued at $0.2 million for issuance fees due under the 2017 Sales Agreement.

Following is a reconciliation of the transactions under the ATM Agreement, 2017 Sales Agreement and the 2018 Sales Agreement as of December 31, 2018:

	2018	2017
Number of shares sold	15,762,310	8,686,828

Gross proceeds	$3,578,441	$7,346,707
Fees	264,275	278,919
Net proceeds	$3,314,166	$7,067,788

Average price per share	$0.23	$0.85

Stock-based Incentive Plans

During the years ended December 31, 2018, and 2017, no shares were issued under the 2011 Equity Incentive Plan.

Other Stock-based Transactions

Following is a reconciliation of the stock based transactions as of December 31, 2018:

	2018	2017
Shares Outstanding as of beginning of year	47,236,103	37,072,735
Shares issued for:
Equity issue agreements	15,762,310	8,686,828
Private placement agreements	5,454,546	—
Purchase of mineral rights	2,774,490	502,604
Purchase of Pelen, LLC membership interest (Note 18)	3,233,591	—
Purchase of properties, plant and equipment	—	196,000
Payment for equity issue costs	877,233	777,936
Shares outstanding as of end of year	75,338,273	47,236,103

The following are other stock-based transactions for the years ended December 31, 2018 and 2017:

a.
During the years ended December 31, 2018 and 2017, the Company issued 2,774,490 and 502,604 common shares valued at approximately $0.5 million each per year, respectively in satisfaction of an annual capital contribution pursuant to the Northern Comstock agreement, a related party. The 2018 transaction had stock issuance fees of $55,000.

b.	During 2017, the Company purchased land and property by issuing 196,000 common shares valued at $0.3 million.

c.
During 2018, the Company issued 5,454,546 common shares valued at $0.9 million, These common shares were exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act and had a transaction fee of $10,000.

12. Fair Value Measurements
 Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the years ended December 31, 2018 and 2017, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

The following table presents our liabilities at December 31, 2018, which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Accrued make-whole for Pelen LLC (Note 18)	$135,162	$—	$135,162	$—
Total Liabilities	$135,162	$—	$135,162	$—

There were no assets or liabilities at December 31, 2017, that were measured at fair value on a recurring basis.

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Accrued make-whole for Pelen LLC - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the Company's closing stock price of $0.13 on December 31, 2018 as compared to the remaining aggregate proceeds due. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2018, and December 31, 2017, the fair value of long-term debt approximated $8.9 million and $10.0 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

13. Segment Reporting

Our management organizes the Company into two operating segments, mining and real estate. Our mining segment consists of all activities and expenditures associated with mining, exploration and mine development. Our real estate segment consists of land, real estate rental properties and the Gold Hill Hotel. We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. Financial information relating to our reportable operating segments and consolidated totals are as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues
Mining	$—	$—	$4,944,627
Real estate	150,289	104,329	125,590
Total revenues	150,289	104,329	5,070,217

Cost and Expenses
Mining	$(7,509,786)	$(8,908,556)	$(15,101,138)
Real estate	(40,935)	(73,739)	(182,423)
Total cost and expenses	(7,550,721)	(8,982,295)	(15,283,561)

Operating Loss
Mining	$(7,509,786)	$(8,908,556)	$(10,156,511)
Real estate	109,354	30,590	(56,833)
Total loss from operations	(7,400,432)	(8,877,966)	(10,213,344)
Other income (expense), net	(2,080,321)	(1,698,212)	(2,751,360)
Net loss	$(9,480,753)	$(10,576,178)	$(12,964,704)

Capital Expenditures
Mining	$5,630	$1,810,845	$340,491
Real estate	1,650,190	—	3,200,000
Total capital expenditures	$1,655,820	$1,810,845	$3,540,491

Depreciation, Amortization and Depletion
Mining	$3,138,032	$4,176,115	$5,763,293
Real estate	9,860	11,568	130,490
Total depreciation, amortization and depletion	$3,147,892	$4,187,683	$5,893,783

	As of December 31,
	2018	2017
Assets
Mining	$21,166,231	$25,530,508
Real estate	7,445,494	5,433,405
	$28,611,725	$30,963,913

For the year ended December 31, 2016, substantially all of the mining revenues were attributable to one customer.

14. Net Loss Per Common Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options or warrants were exercised into common stock. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(9,480,753)	$(10,576,178)	$(12,964,704)

Denominator:
Basic and diluted weighted average shares outstanding	59,629,805	41,127,245	35,324,947

Net loss per common share:
Basic and diluted	$(0.16)	$(0.26)	$(0.37)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2018	2017	2016
Stock options	—	10,000	10,000
Restricted stock	—	—	28,000
	—	10,000	38,000

15. Stock-Based Compensation

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Plan is 6,000,000 shares of common stock. Availability under the 2011 Plan is 2,129,200 shares. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

Performance-based Restricted Stock

On February 23, 2015, the Board of Directors granted 12,000 shares of restricted stock (performance awards) to an employee under the 2011 Equity Incentive Plan. These awards and prior awards expired unvested in May 2017.

At December 31, 2018, there was no unrecognized compensation expense related to non-vested restricted stock award shares.

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. During 2018, there were no options granted, exercised, or forfeited.

There was no compensation expense recognized during the years ended December 31, 2018 and 2017. During 2016, the Company recognized $0.02 million in compensation expense.

At December 31, 2018, there was no unrecognized compensation expense related to non-vested options.

16. Income Taxes

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2018, 2017 and 2016 consist of the following:

	2018	2017	2016
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	—	—

Income taxes provision	$—	$—	$—

Federal statutory rate	(21.0)%	(34.0)%	(34.0)%
Change in valuation allowance	20.5%	(224.0)%	34.0%
Change in rate	—%	258.0%	—%
Other	0.5%	—%	—%
	—%	—%	—%

Deferred income taxes at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Asset retirement obligation	$1,519,942	$1,498,336
Mineral rights and properties, plant, and equipment	1,120,591	891,413
Mining exploration, development, claims, and permit costs	5,709,281	6,247,638
Net operating loss carryforward	37,401,823	35,205,356
Other	234,214	196,041
Valuation allowance	(45,985,851)	(44,038,784)
Total net deferred tax assets	$—	$—

At December 31, 2018, the Company had federal net operating losses of approximately $178.1 million that will begin to expire in 2023 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2018, and 2017, of $46.0 million and $44.0 million, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance changed by $1.9 million, $(23.7) million, and $4.4 million in 2018, 2017, and 2016, respectively.

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (TCJA), following its passage by the United States Congress. The TCJA makes significant changes to the U.S. federal income tax laws including among other changes a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, repeal of the corporate AMT tax system, immediate expensing of certain types of business assets and changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017. Due to the impact of the Company’s full valuation allowance on net deferred tax assets, the TCJA had no impact on the Company's provision for income taxes. The Company calculated the impact of the TCJA and recorded $27.3 million as additional income tax expense in the fourth quarter of 2017, which was offset with the corresponding impact for the change in valuation allowance. The $27.3 million was related to the remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future.

As of December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2015 and forward.

17. Related Party Transactions

Northern Comstock LLC

The Company has an operating agreement with Northern Comstock LLC, an entity controlled by a related party. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commenced in October 2015, and will end in September 2027, unless prepaid by the Company.

The Company made payments in stock in the amounts of $482,500, $482,500 and $482,525 with the number of shares being 2,774,490, 502,604 and 243,025 under the Northern Comstock Joint Venture agreement during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recognized expense of $0.8 million, $0.8 million and $0.8 million, respectively. In 2018, the Company recognized $0.8 million reimbursements from Tonogold for the Northern Comstock Joint Venture agreement.

18. Acquisition Agreements

Pelen, LLC

In January 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $0.6 million either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $0.6 million, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. In November 2018, the Company issued 1,758,181 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a "Cut-Off" date of December 31, 2019 at which time the transaction will close and any unsold shares will be returned to the Company, with the Company required to make up any shortfall in cash. As of December 31, 2018, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $0.1 million at December 31, 2018 representing the value of the shortfall based on the actual sales of shares and the share price as of December 31, 2018. This amount is recorded within accrued expenses in the consolidated balance sheet as of December 31, 2018.

Downtown Silver Springs, LLC

In May 2018, amended in September 2018 and November 2018, the Company entered into an agreement for the purchase of 100% of the membership interests of Downtown Silver Springs, LLC (“DTSS”). DTSS holds an option for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada, and separately, holds an option to purchase 350 units of water rights (equaling 392 acre-feet) and 200 units of sewer rights. DTSS has no other assets, no operations, or employees.

The option to purchase the 160 acres of land allows the holder to purchase the land for approximately $3.2 million, less payments made of $0.1 million by the sellers of DTSS plus accrued interest of approximately $0.4 million and expires on March 31, 2019. The option to purchase the water and sewer rights allows the holder to purchase the water rights for $5,800 per acre foot and the sewer rights for $7,000 per sewer unit and expires on March 31, 2019. The water rights and sewer unit usages are not restricted to the 160-acre parcel.

The DTSS acquisition was accounted for as an asset acquisition as it was determined that the operations of DTSS do not meet the definition of a business. The Company paid total consideration of $1.8 million which consists of (1) $1.3 million cash deposits that will reduce the final purchase price of the land parcel, and (2) $0.5 million cash payments to the former membership interest holders of DTSS ($0.3 million of which was paid in cash in 2018). As the options expire on March 31, 2019, the total consideration has been recorded in prepaid expenses.

As of December 31, 2018, the Company has made non-refundable deposits of $1.3 million which are recorded in prepaid expenses and other current assets in the consolidated balance sheet.

19. Tonogold Option Agreement

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

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in the Company’s presently wholly-owned subsidiary, Comstock Mining LLC, which owns the Lucerne Property by meeting certain requirements and financial milestones. These requirements and milestones include: (1) making capital expenditures on the Lucerne Property and related expense reimbursements to the Company of $20 million no later than 42-months following the Commencement Date of April 3, 2018, and (2) making option payments totaling $2.2 million to the Company. Tonogold made a $0.2 million option payment on October 3, 2017, and a second and final option payment of $2.0 million on April 3, 2018. The option payments were both recorded within stockholders' equity as they relate to Tonogold’s right to earn-in to a 51% interest in Comstock Mining LLC. The Company used $1.4 million of the proceeds received from the option payments to reduce its indebtedness under the Debenture. In addition, the Company has recognized approximately $1.25 million as an offset to expenses in the consolidated financial statements for the year ended December 31, 2018.

20. Commitments and Contingencies

The Company leases certain properties under operating leases expiring at various dates through 2023. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2018:

Year Ended December 31,	Leases
2019	$91,470
2020	92,370
2021	90,350
2022	90,650
2023	90,950
Thereafter	238,650
$694,440

Expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.1 million and $0.1 million, respectively.

Royalty Agreements

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments were $61,800 in 2018. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter revenues (NSR) from minerals produced on the properties with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalty expense, including both NSR and minimum royalty obligations, was $0.1 million, $0.1 million, and $0.1 million for the years ended 2018, 2017, and 2016, respectively.

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

Precious Royalties LLC

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012.  Precious is seeking approximately $510,000 in damages, plus interest, at 18% per annum. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.  The Company has filed a motion for a more definite statement on the basis that the complaint is too vague to allow a responsive pleading.  The motion has been fully briefed, and the Company is expecting the decision of the District Court in the first quarter of 2019.

Comstock Residents Association

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court of the State of Nevada in and for Lyon County (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ approval of an application for a master plan amendment and zone change on January 2, 2014 (the “Application”).

Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain Company property in the area of Silver City, Lyon County. In April 2015, the District Court ruled in favor of the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) appealed the decision to the Nevada Supreme Court. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. An oral argument before a three-judge panel of the Nevada Supreme Court took place on September 14, 2016.

On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law statutory provisions.

The Supreme Court did reverse the District Court’s dismissal of the CRA claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of the CRA's due process claim required that the CRA be afforded the opportunity to conduct discovery and allowed extensive time for the CRA to conduct discovery, which was completed and the District Court held a hearing on April 23, 2018. Final briefings on the due process claim were completed on October 17, 2018, and the matter has been submitted for a final ruling from the Court.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

21. Subsequent Events

In January 2019, the Company entered into the following three transactions:

(i) On January 24, 2019, the “Company entered into a Membership Interest Purchase Agreement (the “Tonogold Agreement”) with Tonogold Resources, Inc. (“Tonogold”).

Under the terms of the Tonogold Agreement, the Company will sell Tonogold its interests in Comstock Mining LLC, a wholly-owned subsidiary of Comstock (“CML”) whose sole assets are the Lucerne Mine properties and related permits. Upon closing the sale of CML, the Company and Tonogold will terminate the Lucerne-Comstock Mine Project Option Agreement (the “Existing Option”), dated as of October 3, 2017, between the Company and Tonogold. Pursuant to the Existing Option, Tonogold had the right to earn a 51% interest in CML, for initial payments of $2.2 million in cash and current and future spending commitments totaling $20 million for exploration, engineering, permitting, and development.

The purchase price for CML is $15 million in cash, plus Tonogold will also guarantee the Company’s financial responsibility for its membership interest in Northern Comstock LLC, who owns and leases certain mineral properties in the Lucerne area, and assume certain reclamation liabilities. The Company also retains a 1.5% net smelter return royalty on the Lucerne properties.

Tonogold paid the Company a non-refundable cash deposit on the date that the Agreement was executed. The remainder of the purchase price can be paid in one of two ways, at the election of Tonogold. The first alternative is for Tonogold to pay the Company $10 million in cash prior to closing, with the remaining $5 million payable in cash by the first anniversary of the closing date. This alternative would require that the $5 million remainder payment be secured by a deed of trust on the Lucerne properties. The second alternative is for Tonogold to pay the Company $11.5 million in cash and $1.75 million in stock prior to closing, with another $1.75 million payable in cash or stock by the first anniversary of the closing. Ownership of CML will not transfer until the closing. The closing must occur prior to May 30, 2019, or the Company is relieved of any obligations under the Tonogold Agreement.

Upon closing of the sale of CML, the Company has also agreed to enter into a ten-year mineral lease for additional mineral properties in Storey County, Nevada, granting Tonogold the right to explore, develop and mine these properties. Tonogold will assume approximately $100,000 in annual costs for these properties and will assume work commitments totaling over $200,000 in 2019. The Company will retain a 3% net smelter return royalty on these additional leased properties, which will be reduced to 1.5% one year after the commencement of mining operations. The lease is renewable for an additional ten-year term.

The Company and Tonogold also agreed that commencing upon the closing of the sale of CML, it will enter into a new Option Agreement to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. Under this new Option Agreement, Tonogold will be required to reimburse the Company for an additional $1.1 million per year to maintain the processing facility lease option. If such option is exercised, Tonogold will then pay the Company a rental fee of $1 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15 million in rental fees are paid, and then stepping down to $1 million per year and $0.50 per processed ton for the next $10 million paid to the Company.

(ii) On February 25, 2019, Downtown Silver Springs LLC, an affiliate of the Company, entered into an agreement to sell certain real property located at intersection of Opal Avenue and Ramsey Weeks Cut-Off, Silver Springs, Nevada, for a cash purchase price of $2.5 million. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such party is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

(iii) On February 25, 2019, the Company's wholly-owned subsidiary, Comstock Industrial LLC, entered into an agreement to sell certain unimproved real property located at 3405 Citrus Street, Silver Springs, Nevada 89429 and associated water rights and improvements related thereto, for a cash purchase price of $7.2 million. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such party is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (2013) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission”. Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that internal control over financial reporting is effective as of December 31, 2018.

/s/ Corrado De Gasperis
Executive Chairman, Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Item 9B. Other Information

Additional Compensation

To recognize Mr. DeGaperis for his efforts and success in negotiating and concluding the Company’s agreements with Tonogold, during the past two fiscal years, which the Compensation Committee considered exceptionally complex and important and requiring efforts beyond the scope of his normal duties, the Compensation Committee awarded him additional, special recognition compensation in the amount of $65,000.

Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing or Notice of Delisting - Extension

On August 27, 2018, the Company received notice from the NYSE American LLC (“NYSE”) that it was not compliant with the NYSE’s low selling price rule 1003(f)(v) and would have six months to cure such noncompliance. On February 20, 2019, the Company received notification from the NYSE that the Company has been granted an extension to May 31, 2019 to regain compliance with NYSE’s low selling price rule 1003(f)(v).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information concerning the age, principal occupation, employment and directorships held during the past five years and positions with the Company of each director, and the year that they first became a director of the Company. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that such director should serve as a director of the Company. The Nominating and Governance Committee of the Board reviews at least annually the skills and characteristics for the election of new and continuation of existing directors.
Corrado De Gasperis; age 53; Executive Chairman since September 2015, director since June 2011, President and Chief Executive Officer since April 2010, brings more than 30 years of industrial, metals and mining manufacturing, operational and financial management, quality systems, project management, capital markets and board governance experience.
Mr. De Gasperis was formerly the Chief Executive Officer of Barzel Industries Inc. (“Barzel”). Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions. Barzel and substantially all of its U.S. and Canadian subsidiaries were purchased for $65 million in cash.
From 2001 to 2005, he served as Vice President and Chief Financial Officer of GrafTech International Ltd. (“GrafTech”), a global manufacturer of industrial graphite and carbon-based materials, in addition to his duties as Chief Information Officer, which he assumed in 2000. He served as Controller of GrafTech from 1998 to 2000.
From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as Union Carbide Corporation, UCAR Carbon Company, Playtex International and General Electric Co. KPMG announced his admittance, as a Partner, effective July 1, 1998.
Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors and a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). He is also the Chairman of the Board for the Virginia City Tourism Commission and a member of the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of both the Audit and Compensation Committees and a member of the Nominations Committee.
Leo M. Drozdoff; age 53; director since February 2018. Mr. Drozdoff has extensive experience in Nevada mining, including engineering, environmental regulation, economic development, legislation and historical preservation. He most recently served as the Director of the Nevada Department of Conservation and Natural Resources from 2010 to 2016, and was a Cabinet member reporting to the Governor of Nevada, where he over saw 900 state employees responsible for mining, environmental protection, water resources, forestry, state parks, state lands and the State Historic Preservation Office.

Mr. Drozdoff also served as lead Administrator of Nevada’s Division of Environmental Protection from October 2004 to April 2010, and from 1998 to 2001as Bureau Chief over Water Control and Mining Regulation from 1996 to 1998, two of the most critical Nevada mining regulatory bureaus.  He also chaired the Nevada Public Employee Benefits Program Board, overseeing the benefits of more than 30,000 public employees, retirees and their families.

Mr. Drozdoff graduated from Bucknell University with a Bachelor of Science degree in Civil Engineering and he holds an MBA degree with an emphasis in management from the University of Nevada, Reno.

J. Clark Gillam; age 32; director since May 2018. Mr. Gillam is a co-founder of Nebari Holdings, LLC (formerly GF Capital LLC), a private investment firm since May 2016. He has also served as a Director of BCR Investments, since 2013. Prior to founding Nebari, Mr. Gillam was an analyst at McKinley Capital Management, LLC, a privately-held investment adviser specializing in global and international growth equity strategies, from 2012 to 2013, and prior to that role was a trader at Glencore International AG, one of the world’s largest global diversified natural resource companies and a major producer and marketer of more than 90 commodities. Mr. Gillam has a B.S. Economics from The Wharton School, University of Pennsylvania and an MSc Finance from Trinity College Dublin.
Walter A. “Del” Marting Jr., age 72; director since April 2018. Mr. Marting is the Founder and Managing Partner of CereCare, LLC providing breakthrough rehabilitation treatment services for patients suffering from brain and related substance abuse disorders, most commonly regarding alcoholism and opioid addictions. Most recently, in addition to CereCare, Mr. Marting holds financial, merchant and investment banking positions serving industries in strategic and operational finance.

Mr. Marting is also an experienced mining executive, joining Amax Inc., a worldwide producer of molybdenum from 1975 to 1984,, with increasing responsibilities including supervising production from Amax’s largest underground and open pit molybdenum mines, worldwide strategic planning for Amax’s new properties, including exploration, planning and ultimately led the centralization of Amax’s treasury and financial administration for Europe in Paris, France. He also consolidated and centrally managed Amax’s global metal trading for molybdenum, tungsten, copper, coal and iron ore. Amax was acquired and became a foundational part of Freeport-McMoRan, the largest molybdenum producer in the world.

In 1984, he became the Chairman and CEO of Lucky Chance Mining Co., a Nevada-based miner that successfully reopened and restarted production at the famed 16-1 Mine in Allegheny, CA.

Mr. Marting graduated from Yale University in 1969, BA in English and an MBA from Harvard Business School. Mr. Marting is a veteran of the United States Navy, including service as a member of the US Navy SEAL Team Two.
William J. Nance; age 74; director since October 2005. Mr. Nance also serves as the Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979 and has served as a consultant in the acquisition and disposition of commercial real estate.

Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was with Kenneth Leventhal & Company specializing in real estate including REITS, restructurings, mergers and acquisitions, real estate development and financing. Mr. Nance is a Director of InterGroup since 1984, and of Santa Fe Financial and Portsmouth Square since 1996.

He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience and brings more than 20 years of experience as a director on public company boards.
Timothy D. Smith; age 61; Chief Accounting Officer and Secretary since October 2017. Mr. Smith had served as the Chief Operating/Chief Financial Officer of the San Mateo County Event Center since October 2014.  His duties included the preparation and presentation of monthly financial reports to the Board of Directors and Managers, as well as day to day accounting functions including payroll, payables, receivables, inventory control, internal audit controls and audit compliance.

From March 2011 to October 2014, Mr. Smith served as President and CEO of his own firm Smith Hospitality Consultants, LLC, providing solutions to complex finance, operational matters, special projects and internal control/work flow along with acquisitions and compliance for the hospitality and gaming industry. Prior to founding his own firm, he served in various roles of increasing accounting or operating responsibility including his tenure as a Finance Director and Comptroller at various locations of Hilton Hotels Corporation from April 1977 to September 1996. From March 1999 to March 2011, Mr. Smith served as VP-Finance for the Reno-Sparks Convention and Visitors Authority.  During his tenure, Mr. Smith oversaw the financing of the expansion and renovation of the Reno-Sparks Convention Center.

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

•	our Board shall meet in regular sessions at least four times annually (including telephonic meetings ); and

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

Independence of Directors

The Board of Directors has determined that Messrs. Drozdoff, Marting, and Nance are generally “independent” directors within the listing standards of the NYSE American and the independence standards of our Corporate Governance Guidelines. Messrs. Drozdoff, Marting and Nance are also independent within the standards set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Nance is the Board's Lead Independent Director.

Generally, in order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE American, would preclude a finding of independence and (2) not have any relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries that a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is “independent.”

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2018, the Board of Directors and its committees held 13 meetings of all the committees of the Board of Directors that the directors then served. The directors attended over 96% of the aggregate of (1) the total number of meetings of all committees that the director then served and (2) the total number of meetings of the Board of Directors.

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

Executive Officers

The Company had two executive officers during 2018, Mr. De Gasperis, who serves as the principal executive officer and principal financial officer, and Timothy D. Smith, who serves as the Chief Accounting Officer, Secretary and principal accounting officer. See their biographical information under the Directors and Executive Officers section of Item 10.

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

Board Committees

The Board has established three standing committees (the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee), and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE American. Further, members of the Audit and Finance Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934, must satisfy the expertise requirements of the listing standards of the NYSE American and must include at least one "audit committee financial expert" within the meaning of SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements.

Audit and Finance Committee

The Audit and Finance Committee assists our Board in discharging and performing its duties and responsibilities with respect to the financial affairs of the Company.

Without limiting the scope of such activities, the Audit and Finance Committee has responsibility to, among other things:

1.
select, retain, determine appropriate compensation of (and provide for payment of such compensation), evaluate and, as appropriate, terminate and replace the independent registered public accounting firm;

2.	review and, as appropriate, approve, prior to commencement, all audit and non-audit services to be provided by the independent registered public accounting firm;

3.
review regularly with management, the director of internal audits, where applicable, and the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

4.	resolve or direct the resolution of all material disagreements between management and the independent registered public accounting firm regarding accounting and financial reporting;

5.
review with the independent registered public accounting firm, among other things, all reports delivered by the independent registered public accounting firm regarding critical accounting policies and practices used or to be used, alternative treatments of financial information available under generally accepted accounting principles and other material written communications between the independent registered public accounting firm and management;

6.
review with management major issues regarding auditing, accounting, internal control and financial reporting principles, policies and practices and regulatory and accounting initiatives, and presentation of financial statements, and the adequacy of the internal controls and any special audit steps adopted in light of material control deficiencies;

7.	meet at least once annually and separately with management and the independent registered public accounting firm;

8.
review, prior to filing with the SEC, all annual and quarterly reports (and all interim reports on Form 8-K to be filed that contain financial disclosures of similar scope and magnitude as annual reports and quarterly reports);

9.
assess at least annually the adequacy of codes of conduct, including codes relating to ethics, integrity, conflicts of interest, confidentiality, public disclosure and insider trading and, as appropriate, adopt changes thereto;

10.	direct the establishment and maintenance of procedures for the receipt and retention of, and the treatment of, complaints received regarding accounting, internal control or auditing matters; and

11.	direct the establishment and maintenance of procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Members of the Audit and Finance Committee are William Nance (chair), Leo Drozdoff and Del Marting. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE American and SEC, and that no members of Audit and Finance Committee violate the prohibition on serving as an Audit and Finance Committee member due to having participated in the preparation of our financial statements at any time during the past three years. Mr. Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC, and therefore meets the NYSE American financial sophistication requirement for at least one Audit and Finance Committee member. The designation of Mr. Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

Compensation Committee

The Compensation Committee assists our Board in discharging and performing its duties with respect to management compensation, succession planning, employee relations and employee benefits, plan administration and director compensation.

Without limiting the scope of such activities, the Compensation Committee shall, among other things:

•
review and approve annual goals and objectives relating to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer against such goals and objectives and determine the annual compensation of the Chief Executive Officer based on such evaluation;

•	review and approve, as appropriate, annually the compensation of the other executive officers and directors or members of senior management and other employees;

•	assess organizational systems and plans, relating to management development and succession planning;

•	assess and administer compensation arrangements including stock based compensation and other benefit and welfare policies, plans and programs; and

•	review and approve the Compensation Discussion and Analysis for inclusion in the annual proxy statements or annual report.

Members of the Compensation Committee are Mr. Nance (chair) and Mr. Drozdoff, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

Members of the Nominating and Governance Committee are William Nance (chair) and Del Marting, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations.

Shareholders may communicate with the full Board of Directors (including shareholder nominations), a specified committee of the Board of Directors or a specified individual member of the Board of Directors in writing by mail addressed to Comstock Mining Inc., P.O. Box 1118, Virginia City, Nevada 89440, Attention: Chairman of the Nominating and Governance Committee. The Chairman of the Nominating and Governance Committee and his or her duly authorized agents are responsible for collecting and organizing shareholder communications. Absent a conflict of interest, the Chairman of the Nominating and Governance Committee is responsible for evaluating the materiality of each shareholder communication and determining whether further distribution is appropriate, and, if so, whether to (1) the full Board of Directors, (2) one or more committee members, (3) one or more Board members and/or (4) other individuals or entities. Please note that, pursuant to the terms of the employment agreement of Mr. De Gasperis, the Company agreed to take all actions as may be necessary to elect Mr. De Gasperis as a director of the Company. Mr. Gillam was elected as a director of the Company pursuant to the transaction documents related to the Company's secured debenture.

Attendance at Annual Meeting

We expect all directors to attend the annual meeting of shareholders each year.

Director Compensation

The Company did not make any grants to Directors during the fiscal year ended December 31, 2018 and does not have any outstanding equity awards for Directors at December 31, 2018.

Item 11. Executive Compensation

The following table sets forth, for the periods indicated, the total compensation for services provided by the person who served as our principal executive officer (CEO) and principal financial officer during 2018, and the person who served as our chief accounting officer (CAO) during 2018, and who received aggregate compensation exceeding $100,000 during 2018.

SUMMARY COMPENSATION AND NAMED EXECUTIVE OFFICERS TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards	Non-equity incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All other compensation..(3)	Total ($)
Corrado De Gasperis	2018	$288,000	—	—	—	—	20,362	$308,362
President and Chief Executive Officer (1)	2017	288,000	—	—	—	—	—	288,000
	2016	311,342	—	—	—	—	—	311,342
Timothy D. Smith	2018	110,000	—	—	—	—	1,634	111,634
Chief Accounting Officer and Secretary(2)	2017	19,002	—	—	—	—	—	19,002
_____________
(1)     Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010 and was appointed Executive Chairman in September 2015. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010. Mr. DeGasperis salary was voluntarily reduced from $360,000 to $288,000 during 2016 in conjunction with the Company's efforts to reduce administrative expenses.

(2)     Mr. Smith was hired to serve as the Chief Accounting Officer effective October 23, 2017.

(3)     All other compensation includes amounts paid in current year for pay-out of unused paid time off (PTO).

The terms of each of Mr. De Gasperis and Mr. Smith employment agreements are described in detail in Employment, Retirement and Severance Plans and Agreements below.

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

Term. The agreements original term ended on April 21, 2014 but is automatically extended for additional one-year periods unless notice of termination is provided. If a “change in control” of the Company (as defined in the agreement) occurs with less than three years remaining, then the term will be extended to three years beyond the date of the change in control.

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

Equity Awards. The Company was required to adopt an equity incentive plan. The Board adopted and the shareholders approved the 2011 Plan, in June 2011 and award grants were made in 2011, and thereafter. Any unvested shares within that program expired in 2016 and 2017. The 2011 Plan has 2,129,200 shares available for granting future awards.

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

Restricted Stock Awards

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

•
the date on which any person or group acquires the right to vote on any matter, by proxy or otherwise, with respect to 40% or more of the then issued and outstanding common stock or voting securities of the Company (not including securities held by our employee benefit plans or trusts or certain acquisitions by John Winfield and his affiliates);

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2018.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	—	$—	2,129,200
_____________
(1)    The equity compensation plans approved by shareholders only include the 2011 Plan, under which 2,129,200 shares remain available for issuance.

COMPENSATION OF DIRECTORS

The following table summarizes the directors’ cash compensation for 2018:

Name	Fees Earned or Paid in Cash ($) (3)
William Nance	$45,000
Leo Drozdoff (1)	43,000
Walter "Del" Marting (1)	10,000
J. Clark Gillam (1)	6,000
Daniel Kappes (2)	4,000
Robert Reseigh (2)	2,000
Total directors cash compensation	110,000
_____________
(1) Mr. Drozdoff, Mr. Marting and Mr. Gillam joined in February, March and May, 2018, respectively.
(2) Mr. Reseigh and Mr. Kappes retired in January and February, 2018, respectively.
(3) No payment included interest.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, except for (i) Van Den Berg Management I, Inc., that reported beneficial ownership of 6.61%% on Schedule 13G/A as of January 9, 2019, but has not yet filed a Form 3 or Form 4 for its beneficial ownership, (ii) the Form 3 filing for Leo Drozdoff, that was filed on February 26, 2018, after Mr. Drozdoff become a director on February 12, 2018, (iii) the Form 3 filing for Walter Marting, that was filed on May 2, 2018, after Mr. Marting become a director on April 6, 2018, (iv) the Form 3 filing for John Clark Gillam, that was filed on June 11, 2018, after Mr. Gillam become a director on May 31, 2018, (v) the Form 4 filing for John Winfield, that was filed on September 7, 2018, for a transaction that occurred on August 28, 2018, and (vi) the Form 4 filing for Corrado DeGasperis, that was filed on June 25, 2018, for a transaction that occurred on June 20, 2018.

STOCK OWNERSHIP

The following table sets forth, as of February 19, 2019, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Winfield Group	Common Stock	11,230,558	(e)	13.9%
DP Shore Family Trust 550 W. Plumb Lane, #B432 Reno, NV 89509	Common Stock	5,454,546		7.2%
Van Den Berg Management, Inc. 805 Las Cimas Parkway Suite 430 Austin, TX 78746	Common Stock	4,684,254	(c)	5.8%

Officers and Directors

Corrado De Gasperis	Common Stock	500,000	(d)	*
William Nance	Common Stock	38,000		*
Leo Drozdoff	Common Stock	6,200		*
John Clark Gillam	Common Stock	—		*
Walter Marting	Common Stock	—		*
Tim Smith	Common Stock	10,000		*
All directors and executive officers as a group (6 persons)	Common Stock	554,200		0.69%
_____________
* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 1200 American Flat Road, Virginia City, NV 89440.

(b)
Applicable percentage of ownership is based on 80,790,273 shares of common stock outstanding as of February 19, 2019 together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after February 19, 2019 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c)
Includes shares of the Company’s common stock owned by various investment advisory clients of Van Den Berg Management, Inc. Based solely on the information contained in the Scheduled 13G Amendment filed with the SEC on January 9, 2018.

(d)	Includes 209,100 shares that are pledged as security to an unrelated third party.

(e)
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of InterGroup, Santa Fe and Portsmouth and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of InterGroup, Santa Fe and Portsmouth. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock. The 11,230,558 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 2,787,585 shares of the Company’s common stock held directly by Mr. Winfield, (ii), 950,035 shares of the Company’s common stock held by InterGroup, (iii) 1,777,580 shares of the Company’s common stock held by Portsmouth, (iv) 906,649 shares of the Company’s common stock held by Santa Fe, (vi) 4,808,709 shares of the Company’s common stock held by Northern Comstock.

Amount and nature of beneficial ownership
John Winfield	2,787,585
Intergroup Corporation	950,035
Portsmouth Square Inc	1,777,580
Santa Fe Financial Corp	906,649
Northern Comstock LLC	4,808,709
Total	11,230,558

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

On August 27, 2015, the Company announced the terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in the form of cash, or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The

Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. As of December 31, 2018, the capital contribution obligations of the Company total $7.2 million.

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

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Deloitte & Touche LLP to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of that firm’s review of the unaudited financial statements that are included in our quarterly reports on Form 10-Q.

Fees Billed by our Auditors

The Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. During the fiscal years ended December 31, 2018 and December 31, 2017, we were billed the following fees set forth below in connection with services rendered by that firm to us.

	2018	2017
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$213,752	$214,869
Tax Fees	27,305	19,889
Total fees	$241,057	$234,758

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

AUDIT AND FINANCE COMMITTEE

William J. Nance, Chair
Leo Drozdoff
Walter A. Marting

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED December 31, 2018, 2017 AND 2016

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2018
Tax valuation allowance	$44,038,784	1,947,067	—	$45,985,851
Year ended December 31, 2017
Tax valuation allowance	$67,727,285	—	23,688,501	$44,038,784
Year ended December 31, 2016
Tax valuation allowance	$63,324,806	4,402,479	—	$67,727,285

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on February 20, 2018 as exhibit 3.1 to the Company's Form 10-K (file number 001-35200/film number 18622935) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.16
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.26
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.27
Sales Agreement, dated as of June 28, 2016, between the Company and International Assets Advisory (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.28
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.32
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.33
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.34
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.35
Option Agreement, dated as of October 3, 2017, by and among Comstock Mining Inc., Comstock Mining LLC, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on October 5, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.36
Membership Interest Purchase Agreement, dated as of January 24, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on January 29, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19549169) and incorporated herein by reference)

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

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements

 * Filed herewith.

Exhibit Index

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on February 20, 2018 as exhibit 3.1 to the Company's Form 10-K (file number 001-35200/film number 18622935) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 000-32429/film number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 000-32429/film number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 151173376) and incorporated herein by reference)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 001-35200/film number 15556703) and incorporated by reference herein)

10.16
Amendment to No. 2 to Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (file number 001-35200/film number 15556703) and incorporated by reference herein)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 151011053) and incorporated herein by reference)

10.26
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.27
Sales Agreement, dated as of June 28, 2016, between the Company and International Assets Advisory (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.1 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.28
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.32
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.33
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.34
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.35
Option Agreement, dated as of October 3, 2017, by and among Comstock Mining Inc., Comstock Mining LLC, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on October 5, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161782997) and incorporated herein by reference)

10.36
Membership Interest Purchase Agreement, dated as of January 24, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on January 29, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19549169) and incorporated herein by reference)

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

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements

* Filed herewith.

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer and President (principal executive officer and principal financial officer)	February 26, 2019
Corrado De Gasperis
/s/ WILLIAM NANCE	Director	February 26, 2019
William Nance
/s/ LEO DROZDOFF	Director	February 26, 2019
Leo Drozdoff
/s/ WALTER MARTING	Director	February 26, 2019
Walter Marting
/s/ JOHN CLARK GILLAM	Director	February 26, 2019
John Clark Gillam
/s/ TIMOTHY D. SMITH	Chief Accounting Officer and Secretary (principal accounting officer)	February 26, 2019
Timothy D. Smith