Form 10-Q
period 2019-03-31
Comstock Mining Inc.
filed 2019-06-20
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
1200 American Flat Road
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding shares of Common Stock, $0.000666 par value, at June 11, 2019, was 85,500,000.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future industry market conditions; future explorations or acquisitions; future changes in our exploration activities; future prices and sales of, and demand for, our products; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the board of directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives; including the nature and timing and accounting for restructuring charges, derivative liabilities and the impact thereof; contingencies; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities; including asset sales and the redemption of the debenture and associated costs; future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the following: adverse effects of climate changes or natural disasters; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; adverse effects of terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$310,596	$488,657
Assets held for sale, Net (Note 2)	6,902,600	5,363,403
Prepaid expenses and other current assets (Note 3)	2,874,842	2,712,202
Total current assets	10,088,038	8,564,262

MINERAL RIGHTS AND PROPERTIES, Net	5,690,884	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	9,148,087	9,742,120
RECLAMATION BOND DEPOSIT	2,655,972	2,622,544
RETIREMENT OBLIGATION ASSET (Note 5)	186,335	203,274
OTHER ASSETS	385,791	274,444

TOTAL ASSETS	$28,155,107	$28,611,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$458,719	$405,146
Accrued expenses and other liabilities (Note 6)	3,103,137	1,674,733
Long-term debt– current portion (Note 7)	314,303	309,843
Total current liabilities	3,876,159	2,389,722

LONG-TERM LIABILITIES:
Long-term debt (Note 7)	7,981,123	8,857,870
Long-term reclamation liability (Note 8)	7,446,801	7,441,091
Other liabilities	572,719	538,140
Total long-term liabilities	16,000,643	16,837,101

Total liabilities	19,876,802	19,226,823

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 80,790,273 and 75,338,273 shares issued and outstanding at March 31, 2019, and December 31, 2018, respectively	53,806	50,175
Additional paid-in capital	242,144,734	241,419,897
Accumulated deficit	(233,920,235)	(232,085,170)

Total stockholders’ equity	8,278,305	9,384,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,155,107	$28,611,725

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
REVENUES
Revenue - mining	$—	$—
Revenue - real estate	37,598	22,850
Total revenues	37,598	22,850

COSTS AND EXPENSES
Costs applicable to mining revenue	505,393	728,904
Real estate operating costs	10,424	7,091
Exploration and mine development	225,867	209,538
Mine claims and costs	150,954	180,231
Environmental and reclamation	53,451	58,068
General and administrative	660,366	726,620
Total costs and expenses	1,606,455	1,910,452

LOSS FROM OPERATIONS	(1,568,857)	(1,887,602)

OTHER INCOME (EXPENSE)
Interest expense	(461,137)	(383,340)
Other income (expense)	194,929	(213,961)
Total other income (expense), net	(266,208)	(597,301)

NET LOSS	$(1,835,065)	$(2,484,903)

Net loss per common share – basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding — basic and diluted	79,080,429	49,863,424

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2018	47,236,103	$31,459	$234,438,057	$(222,604,417)	$11,865,099

Issuance of common stock	4,064,310	2,707	1,182,745	—	1,185,452
Common stock issuance costs	615,605	410	(52,978)	—	(52,568)
Purchase of membership interests	1,475,410	983	(983)	—	—
Net loss				(2,484,903)	(2,484,903)
BALANCE - March 31, 2018	53,391,428	$35,559	$235,566,841	$(225,089,320)	$10,513,080

BALANCE - January 1, 2019	75,338,273	$50,175	$241,419,897	$(232,085,170)	$9,384,902

Issuance of common stock	5,452,000	3,631	809,930	—	813,561
Common stock issuance costs	—	—	(85,093)	—	(85,093)
Net loss				(1,835,065)	(1,835,065)
BALANCE - March 31, 2019	80,790,273	$53,806	$242,144,734	$(233,920,235)	$8,278,305

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,835,065)	$(2,484,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	586,921	826,928
Accretion of reclamation liability	5,710	4,876
Gain on sale of properties, plant, and equipment	—	(26,000)
Amortization of debt discounts and issuance costs	71,623	102,492
Net loss on early retirement of long-term debt	151,531	2,621
Payment-in-kind interest expense	470,246	—
Change in make-whole liability with Pelen, LLC	(135,162)	216,147
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,934	25,001
Accounts payable	53,573	3,543
Accrued expenses and other liabilities	(286,855)	230,368
NET CASH USED IN OPERATING ACTIVITIES	(892,544)	(1,098,927)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	130	119
Proceeds from sale of mineral rights and properties, plant, and equipment	—	26,000
Proceeds from deposits on Membership Interest Purchase Agreement	1,950,000	—
Purchase of mineral rights and properties, plant and equipment	(365,000)	—
Change in reclamation bond deposit	(33,428)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,551,702	26,119
FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,565,687)	(99,005)
Proceeds from the issuance of common stock	813,561	1,185,452
Common stock issuance costs	(85,093)	(52,568)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(837,219)	1,033,879
(DECREASE) IN CASH AND CASH EQUIVALENTS	(178,061)	(38,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,657	2,066,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$310,596	$2,027,789

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$34,460	$17,509

Supplemental disclosure of non-cash investing and financing activities:
Common Stock Issuance Costs	$—	$200,000
Issuance of common stock (in advance) to purchase membership interest	$—	$585,000

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and contemplates the Company's continuation as a going concern.

The Company has recurring net losses from operations and an accumulated deficit of $233.9 million at March 31, 2019. For the three month period ended March 31, 2019, the Company incurred a net loss of $1.8 million and used $0.9 million of cash in operations. As of March 31, 2019, the Company had cash and cash equivalents of $0.3 million, current assets of $10.1 million and current liabilities of $3.9 million, resulting in current working capital of $6.2 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, an equity purchase agreement capacity and a loan commitment agreement with $9.5 million in unused capacity after consideration of fees due at the time of borrowing. These capital resources are in addition to the planned asset sales.

In February 2019, the Company filed a new shelf registration statement on Form S-3, for the purchase of up to $50 million of the Company’s securities and also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price.

On February 25, 2019, the Company entered into an agreement to sell the Industrial Park and water rights, for a cash purchase price of $7.2 million and to sell its rights in the membership interests of Downtown Silver Springs, LLC (“DTSS”) for $2.5 million. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such property is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

Through May 3, 2019, the Company has received $2.4 million in non-refundable deposits relating to a Membership Purchase Agreement (the "Tonogold Agreement") with Tonogold Resources Inc. ("Tonogold"). The Company used $1.6 million of the proceeds to reduce its indebtedness under the 11% Senior Secured Debenture (the "Debenture").

On April 3, 2018, the Company received a $2.0 million cash payment relating to an option agreement (the “Option Agreement”) with Tonogold. The Company used $1.4 million of the proceeds to reduce its indebtedness under the 11% Debenture. In addition, the Option Agreement requires Tonogold to reimburse the Company for certain expenditures associated with the Lucerne Mine Project. The Company recognized approximately $0.2 million in expense reimbursements during both of the three months ended March 31, 2019, and 2018, respectively.

Future operating expenditures above management’s expectations, including exploration and mine development expenditures in excess of amounts to be raised from the issuance of equity under the 2019 Equity Agreement, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

Comprehensive Loss

The only component of comprehensive loss for the three-month periods ended March 31, 2019, and 2018, was our net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at March 31, 2019, and December 31, 2018, for its net deferred tax assets because we cannot conclude it is more likely than not that they will be realized.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted this guidance on January 1, 2019, with no material impact on the Company’s condensed consolidated financial statements.

2. Assets Held For Sale

The Company has committed to a plan to sell certain land, buildings, and water rights ("the Non-mining assets"). In January 2019, the Company committed to a plan to sell certain mining properties. As of March 31, 2019, and December 31, 2018, the Company has assets with a net book value of $6.9 million and $5.4 million, respectively, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 7.

Assets held for sale include:

	March 31, 2019	December 31, 2018
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Lucerne Properties (Mineral rights and properties) (Note 16)	1,539,197	—
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$6,902,600	$5,363,403

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
Land and property deposits (Note 15)	$2,100,000	$1,800,000
Surety bond and insurance	342,758	475,861
Reimbursements due from Tonogold	119,541	82,951
Other	312,543	353,390
Total prepaid expenses and other current assets	$2,874,842	$2,712,202

4. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land and building	$9,140,805	$9,169,605
Vehicle and equipment	2,335,360	2,319,290
Processing and laboratory	21,113,178	21,129,248
Furniture and fixtures	549,860	648,309
Construction in progress	35,190	35,190
	33,174,393	33,301,642
Less accumulated depreciation	(24,026,306)	(23,559,522)
Total properties, plant and equipment	$9,148,087	$9,742,120

During the three-month periods ended March 31, 2019, and March 31, 2018, the Company recognized depreciation expense of $0.5 million and $0.8 million, respectively.

5. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining reclamation plans:

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Retirement obligation asset — beginning of period	$203,274	$282,745
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(16,939)	(79,471)
Retirement obligation asset — end of period	$186,335	$203,274

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Advance deposits on Membership Interest Purchase Agreement (Note 15)	$1,950,000	$—
Accrued Northern Comstock Joint Venture	293,958	180,833
Accrued insurance liabilities	239,176	341,680
Accrued interest expense	204,658	481,946
Accrued payroll costs	153,482	140,915
Accrued liability for purchase of DTSS (Note 15)	120,000	185,000
Accrued Board of Directors fees	20,000	20,000
Accrued make-whole for Pelen LLC (Note 15)	—	135,162
Accrued personal property tax	—	74,434
Other accrued expenses	121,863	114,763
Total accrued expenses and other liabilities	$3,103,137	$1,674,733

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required monthly and annual payments to Northern Comstock LLC.

7. Long-Term Debt

Long-term debt consisted of the following:

Note Description	March 31, 2019	December 31, 2018
Senior Secured Debenture (GF Comstock 2) - 11% interest, due 2021.	$7,853,076	$8,872,663
Note Payable (Caterpillar Financial Services) - 5.75% interest.	879,992	955,845
Total debt	8,733,068	9,828,508
Less: long-term debt discounts and issuance costs	(437,642)	(660,795)
Total debt, net of discounts and issuance costs	8,295,426	9,167,713
Less: current maturities	(314,303)	(309,843)
Long-term debt, net of discounts and issuance costs	$7,981,123	$8,857,870

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due 2021 in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000 if paid any time prior to or at maturity. At March 31, 2019, the remaining balance on the Make Whole obligation was $418,765. Total principal on the Debenture is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

Interest is payable semi-annually. For the first two years, interest was payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest is payable only in cash. In 2018, the Company elected to make the semi-annual interest payments in the form of additional Debentures (Payment in Kind).

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company, participated in this financing.

Loan Commitment

In 2017, and amended in February 2019, the Company entered into a loan commitment agreement that provides up to $10 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. Interest on any borrowings will be payable in cash and/or in the form of additional indebtedness under the agreement, at the Company’s option. No amounts have been borrowed under this agreement and the Company has $9.5 million (after consideration of fees due at the time of borrowing) of available borrowing capacity.

8. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Long-term reclamation liability — beginning of period	$7,441,091	$7,417,680
Additional obligations incurred	—	—
Accretion of reclamation liability	5,710	23,411
Long-term reclamation liability — end of period	$7,446,801	$7,441,091

9. Leases

The Company has an operating lease for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease commenced in 2018, and ends in 2028. The monthly rent is $750 at commencement with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to the Gold Hill Hotel and not separately valued within the lease of the Gold Hill Hotel. As the operating lease does not provide an implicit rate, we use the Company's incremental borrowing rate at the time of the commencement of the lease in determining the present value of the lease payments. As of the commencement of the lease in 2018, the rate was 11%.

For the three month period ended March 31, 2019, the operating lease expense was $2,250, consisting of a fixed operating lease component. The operating lease has a remaining term of 9.5 years as of March 31, 2019.

Supplemental cash flow information related to the Company's operating lease for the three month period ended March 31, 2019, are as follows:

Cash paid for amounts included in the measurement of lease liabilities	$2,250
Right-of-use assets obtained in exchange for operating lease obligations	$949

The Company has the following lease balances recorded in the condensed consolidated balance sheet as follows:

Lease Assets and Liabilities	Classification	March 31, 2019
Operating lease right-of-use asset	Other assets	$57,207

Operating lease liability - current	Accrued expenses and other liabilities	$6,750
Operating lease liability - long-term	Other liabilities	50,102
Total operating lease liabilities		$56,852

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2019	$6,750
2020	9,050
2021	9,350
2022	9,650
2023	9,950
Thereafter	54,550
Total operating lease payments	99,300
Less: Imputed interest	42,448
Present Value of lease liabilities	$56,852

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

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA's due process claim and issued its ruling from the bench.  The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights.  The Court, therefore, denied CRA's claim for violations of due process.  A written order confirming the Court's ruling is expected to be issued forthwith.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

11. Stockholders’ Equity

Equity Offering Program

In February 2019, the Company entered into an equity sales agreement (the "2019 Equity Agreement") with Murray FO for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain volume and pricing restrictions. Shares purchased under the 2019 Equity Agreement will be purchased at a 10% discount to the volume weighted average sales price of such shares prior to the Company initiating sales. The shares will be sold pursuant to the Company’s shelf registration statement on Form S-3, filed on February 26, 2019, for the purchase of up to $50 million of the Company’s securities.

Effective August 2018, the Company entered into an equity sales agreement (the "2018 Sales Agreement") with Leviston Resources for the sale of up to $2.25 million in shares of the Company's common stock from time to time, at the Company's option. As of March 31, 2019, the Company has issued shares with an aggregate sales price of $1.7 million under the 2018 Sales Agreement. Final proceeds from the 2018 Sales Agreement were received in February 2019 and the 2018 Sales Agreement was terminated.

Effective April 2017, the Company entered into an equity sales agreement (the "2017 Sales Agreement") with Leviston for the purchase of up to $7.25 million in shares of the Company's common stock from time to time, at the Company's option. Effective August 2018, the Company and Leviston terminated the 2017 Sales Agreement and made no further sales pursuant to that program. At the time of termination, the Company had issued shares with an aggregate purchase price of $5.3 million.

Effective June 2016, the Company entered into an at-the-market offering sales agreement program (the “ATM Agreement”) wherein the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. Final proceeds from the ATM Agreement were received in January 2018, and the ATM Agreement was terminated. The Company paid the sales agent a commission of 2.5% of the gross proceeds.

During the year ended December 31, 2018, the Company issued Leviston 877,233 common shares valued at $0.2 million for issuance fees under the 2017 Sales Agreement and the 2018 Sales Agreement.

Following is a reconciliation of the transactions under the ATM Agreement, 2017 Sales Agreement and the 2018 Sales Agreement for three months ended March 31, 2019, and 2018, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Number of shares sold	5,452,000	4,679,904

Gross proceeds	$813,561	$1,385,452
Fees	85,093	252,568
Net proceeds	$728,468	$1,132,884

Average price per share	$0.15	$0.30

In January 2018, the Company issued 1,475,410 shares of restricted stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC (Note 15).

12. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(1,835,065)	$(2,484,903)

Denominator:
Basic and diluted weighted average shares outstanding	79,080,429	49,863,424

Net loss per common share:
Basic and Diluted	$(0.02)	$(0.05)

13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

The following table presents our liabilities at March 31, 2019 which are measured at fair value on a recurring basis:

Fair Value Measurements at
March 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Accrued make-whole for Pelen LLC (Note 15)	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

The following table presents our liabilities at December 31, 2018 which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Accrued make-whole for Pelen LLC (Note 15)	$135,162	$—	$135,162	$—
Total Liabilities	$135,162	$—	$135,162	$—

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Accrued make-whole for Pelen LLC - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the Company's closing stock price of $0.21 on March 31, 2019, and $0.13 on December 31, 2018, as compared to the remaining aggregate proceeds due. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At March 31, 2019, and December 31, 2018, the fair value of long-term debt approximated $8.0 million and $8.9 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Three Months Ended March 31,
	2019	2018
Revenue
Mining	$—	$—
Real estate	37,598	22,850
Total revenue	37,598	22,850

Costs and Expenses
Mining	(1,596,031)	(1,903,361)
Real estate	(10,424)	(7,091)
Total costs and expenses	(1,606,455)	(1,910,452)

Operating Income (Loss)
Mining	(1,596,031)	(1,903,361)
Real estate	27,174	15,759
Total loss from operations	(1,568,857)	(1,887,602)

Other income (expense), net	(266,208)	(597,301)
Net loss	$(1,835,065)	$(2,484,903)

Capital Expenditures
Mining	$—	$—
Real estate	365,000	—
Total capital expenditures	$365,000	$—

Depreciation, Amortization, and Depletion
Mining	$583,507	$824,463
Real estate	3,414	2,465
Total depreciation, amortization, and depletion	$586,921	$826,928

	As of March 31,	As of December 31,
	2019	2018
Assets
Mining	$20,346,142	$21,166,231
Real estate	7,808,965	7,445,494
Total assets	$28,155,107	$28,611,725

15. Acquisition Agreements

Pelen, LLC

In January 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $0.6 million either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $0.6 million, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. In November 2018, the Company issued 1,758,181 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a "Cut-Off" date of December 31, 2019, for closing the transaction and any unsold shares will be returned to the Company, with the Company required to make up any shortfall in cash. As of March 31, 2019, the purchase has not closed and the Company has not received legal ownership of the membership interests. As of March 31, 2019, the Company has no make-whole liability recorded as the value of the shares issued based on the March 31, 2019 share price exceeds the value of the remaining purchase price. The Company has recorded a make-whole liability of $0.1 million at December 31, 2018, representing the value of the shortfall based on the actual sales of shares and the share price as of December 31, 2018. This amount is recorded within accrued expenses in the condensed consolidated balance sheet.

Downtown Silver Springs, LLC

The Company entered into an agreement for the purchase of 100% of the membership interests DTSS on May 30, 2018, as amended. DTSS holds a contract for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada. DTSS has no other assets, operations or employees.

The Company’s CEO advanced $25,000 to the equity holders of DTSS in 2017, from his own funds. In the second quarter of 2018, the Company was presented with an opportunity to acquire DTSS and, and after disclosure of such advance, the Board of Directors unanimously approved such acquisition.  In connection with the closing of the acquisition of DTSS in August 2018, the equity holders of DTSS repaid $25,000 to the Company’s CEO, without interest or profit.

The agreement to purchase the land allows the holder of the option to purchase the land for approximately $3.2 million, plus 4% interest less deposits made through May 31, 2019 totaling $1.8 million. The current amendment requires DTSS to close on the land purchase by August 30, 2019, with non-refundable deposits of $0.4 million due on June 24, 2019 and $0.3 million due on July 29, 2019 with a remaining balance due of approximately $1.0 million excluding interest.
On February 25, 2019 as amended on June 18, 2019, the Company entered into an agreement to sell its rights in the membership interests of Downtown Silver Springs, LLC (“DTSS”) for $2.5 million plus any additional deposits made by the Company and 3% of the carried interest. The purchaser of DTSS, as well as the Company, under that agreement is allowed to negotiate extensions and different terms with the seller. After closing of the sale of the option by DTSS, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased the option is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such option purchased by the buyer.
The DTSS acquisition was accounted for as an asset acquisition as it was determined that the operations of DTSS do not meet the definition of a business. The Company paid total consideration of $2.1 million, as of March 31, 2019 which consists of (1) $1.6 million cash deposits that will reduce the final purchase price of the land parcel, and (2) $0.5 million cash payments to the former membership interest holders of DTSS ($0.4 million of which has been paid). As the options expire on August 31, 2019, the total consideration has been recorded in prepaid expenses.

As of March 31, 2019, the Company has made non-refundable deposits of $1.6 million which are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet.

16. Agreements with Tonogold

Membership Interest Purchase Agreement

On January 24, 2019, the “Company entered into an agreement with Tonogold (the “Tonogold Agreement”). Under the terms of the Tonogold Agreement, the Company will sell Tonogold its interests in Comstock Mining LLC, a wholly-owned subsidiary of Comstock (“CML”) whose sole assets are the Lucerne Mine properties and related permits. Upon closing, the Tonogold Agreement would replace the October 2017 Option Agreement (the "Option Agreement").

The purchase price for CML is $15 million, plus Tonogold will also guarantee the Company’s financial responsibility for its membership interest in Northern Comstock LLC, who owns and leases certain mineral properties in the Lucerne area, and assume certain reclamation liabilities. The Company also retains a 1.5% net smelter return royalty on the Lucerne properties.

Amendments to Tonogold Agreement

On April 30, 2019, the Company and Tonogold entered into the Purchase Agreement Amendment ("First Amendment)"), which allows Tonogold the option to extend the closing until August 30, 2019, upon the payment of three additional $1 million non-refundable deposits and other considerations. In addition, the First Amendment requires Tonogold to reimburse the Company the monthly interest expense on the Senior Secured Debenture (GF Comstock 2) beginning on June 1, 2019, through the latest possible closing of August 30, 2019.

On May 22, 2019, the Company and Tonogold entered into the Second Purchase Agreement Amendment ("Second Amendment"), which allowed Tonogold to forgo funding the remaining $0.7 million in cash payments due in May, 2019, as required in the First Amendment. The total cash consideration for the Tonogold Agreement remains at $11.5 million in cash. The Second Amendment required that Tonogold issue the Company $3.5 million in convertible preferred shares ("Preferred Shares"), subject to certain pricing conditions and restrictions. Tonogold also issued an additional $0.4 million in Preferred Shares as a commitment fee. The Preferred Shares were issued on June 7, 2019.

The Preferred Shares convert to common shares of Tonogold in two equal tranches after closing the transaction. The first tranche converts upon the four month anniversary of the closing and the second tranche at the twelve month anniversary. The conversion price is the lowest of Tonogold’s (1) 20-day volume weighted closing price prior to conversion, (2) most recent private placement, or (3) initial public offering price. If the closing does not occur within the amended timelines, the stock is automatically convertible at 85% of the then current volume weighted average price.

As of June 7, 2019, Tonogold has paid the Company $2.35 million in non-refundable cash deposits and $3.5 million in non-refundable Preferred Shares associated with the $15 million purchase price with a remaining balance due of $9.15 million.

Option Agreements under Tonogold Agreement

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

The Company has also agreed, upon the closing of the sale of CML, to enter into a ten-year mineral lease for additional mineral properties in Storey County, Nevada, granting Tonogold the right to explore, develop and mine these properties. Tonogold will assume approximately $100,000 in annual costs for these properties and will assume work commitments totaling more than $200,000 in 2019. The Company will retain a 3% net smelter return royalty on these additional leased properties, which will be reduced to 1.5% one year after the commencement of mining operations. The lease is renewable for an additional ten-year term.

Existing Option Agreement

On October 3, 2017, the Company entered into the Option Agreement with Tonogold. Under the terms of the Option Agreement, Tonogold has the right to participate in certain activities, including but not limited to, engineering, development, drilling and test-work, towards completing an economic feasibility assessment on certain properties within the Company’s Lucerne resource area (the “Lucerne Property”). The Option Agreement remains in effect until the Tonogold Agreement closes.

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in CML, which owns the Lucerne Property by meeting certain requirements and financial milestones. These requirements and milestones include: (1) making capital expenditures on the Lucerne Property and related expense reimbursements to the Company of $20 million no later than 42-months following the Commencement Date of April 3, 2018, and (2) making option payments totaling $2.2 million to the Company. Tonogold made a $0.2 million option payment on October 3, 2017, and a second and final option payment of $2.0 million on April 3, 2018. The option payments were both recorded within stockholders' equity as they relate to Tonogold’s right to earn-in to a 51% interest in CML. The Company has recognized approximately $0.2 million and $0.2 million in expense reimbursements for the three months ended March 31, 2019, and 2018, respectively.

On April 9, 2019, the Company received $0.2 million from Tonogold for routine reimbursement for monthly expenses and for the remaining balance due on the March 2019 non-refundable deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three month period ended March 31, 2019. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2018.

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

The Company and its subsidiaries now own or control approximately 9,358 acres of mining claims and parcels in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands) and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is on American Flat road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We integrate this data with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

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

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. The processing facility is in American Flat, approximately three quarters of a mile west of Lucerne.

The Company achieved initial production and its first pour of gold and silver on September 29, 2012. The Company ceased mining in 2015 and concluded processing in 2016. From 2012, through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

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

The Spring Valley group of exploration targets lies adjacent to the Dayton resource area at the southern end of the Comstock District, where the mineralized structures, trending to the south from the Dayton resource area, lie mostly concealed beneath a veneer of sediment gravels. Spring Valley includes the southern portion of the Kossuth patented claim and the Dondero, Daney and New Daney claims, as well as the Company’s placer mining claims in Spring Valley and Gold Canyon.

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

Our Lucerne exploration activities included open pit gold and silver test mining from 2004, through 2006, and from late 2012 through 2015. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Lucerne mine.

On January 24, 2019, the “Company entered into an agreement with Tonogold (the “Tonogold Agreement”). Under the terms of the Tonogold Agreement, the Company will sell Tonogold its interests in Comstock Mining LLC, a wholly-owned subsidiary of Comstock (“CML”) whose sole assets are the Lucerne Mine properties and related permits. Upon closing, the Company and Tonogold will terminate the Option Agreement (the “Option Agreement”), dated October 3, 2017.

The purchase price for CML is $15 million, plus Tonogold will also guarantee the Company’s financial responsibility for its membership interest in Northern Comstock LLC, who leases certain mineral properties in the Lucerne area, and assume certain reclamation liabilities. The Company also retains a 1.5% net smelter return royalty on the Lucerne properties.

The Tonogold Agreement requires that Tonogold guarantee the Company's financial responsibility for its membership interests in Northern Comstock LLC ("Northern Comstock"), relieving$8 million in future lease and reclamation obligations.

Tonogold has paid the Company $2.4 million in non-refundable cash deposits, as of May 3, 2019, of the total $11.5 million of the cash component of the purchase price. The remaining $3.5 million, in the form of convertible preferred shares of Tonogold, was received on June 7, 2019.

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

The Company has also agreed, upon the closing of the sale of CML, to enter into a ten-year mineral lease for additional mineral properties in Storey County, Nevada, granting Tonogold the right to explore, develop and mine these properties. Tonogold will assume approximately $100,000 in annual costs for these properties and will assume work commitments totaling more than $200,000 in 2019. The Company will retain a 3% net smelter return royalty on these additional leased properties, which will be reduced to 1.5% one year after the commencement of mining operations. The lease is renewable for an additional ten-year term.

The Tonogold Agreement would replace the October 2017 Option Agreement between the Company and Tonogold. The October 2017 Option Agreement will remain in place until the Tonogold Agreement closes.

On April 30, 2019, the Company and Tonogold entered into the Purchase Agreement Amendment ("Amendment)"), which allows Tonogold the option to extend the closing until August 30, 2019, upon the payment of three additional $1 million non-refundable deposits and other considerations. In addition, the Amendment requires Tonogold to reimburse the Company the monthly interest expense on the Senior Secured Debenture (GF Comstock 2) beginning on May 31, 2019, through the latest possible closing of August 30, 2019.

On May 22, 2019, the Company and Tonogold entered into the Second Purchase Agreement Amendment ("Second Amendment"), which allowed Tonogold to forgo funding the remaining $0.7 million in cash payments due in May, 2019, as required in the First Amendment. The total cash consideration for the Tonogold Agreement remains at $11.5 million in cash. The Second Amendment required that Tonogold issue the Company $3.5 million in convertible preferred shares ("Preferred Shares"), subject to certain pricing conditions and restrictions. Tonogold also issued an additional $0.4 million in Preferred Shares as a commitment fee. The Preferred Shares were issued on June 7, 2019.

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

Exploration & Development

The Company's long-term, district-wide plans contemplate the exploration and development of specific, identified geological target areas across the District, which the Company has grouped into the Lucerne resource area, the Dayton resource areas, and Spring Valley, Occidental, and Gold Hill groups of exploration targets. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver.

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

The amendment significantly extends the duration of the permitted and allowable uses for the entire Lucerne Mine Project, including the Lucerne Mine and resource area and the fully permitted American Flat processing area. The permit applies to both surface and underground mining, processing, milling, exploration and development, and other ancillary uses.

As described in the Current Projects section, the Company entered into an agreement to sell the Lucerne properties. Under the terms of the Tonogold Agreement, the Company will sell its interests in the Lucerne properties and related permits.

Dayton Resource Area

The Company plans to advance the Dayton Project to full feasibility, with a production ready mine plan within two years of commencing that work. This work has not yet commenced. The plan includes expanding the current resource at the Dayton resource area and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys (see Figure 4).

The Company has retained the independent mining advisory firm of Behre Dolbear to produce a National Instrument 43-101 (“NI 43-101”) compliant technical report for the Dayton resource area, scheduled for completion in 2019. The reporting scope includes an updated, robust mineral resource estimate, plans for expanding and further developing the mineral resource, and most of the prerequisite data for a subsequent Preliminary Economic Assessment (“PEA”). The PEA is the first major step in determining overall economic feasibility for the Dayton project.

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

Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones, the global Dayton resource foot print is outlined with reference to the technical report authored by Behre Dolbear in January 2013. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR 341 to the historic Daney mine site (Figure 5), with a potential strike length of approximately 9,600 feet.

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

Pelen-Sutro Tunnel Company Acquisition

In January 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. Pelen, LLC is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill.

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

The Company issued 1,758,181 additional shares in November, 2018.

Non-mining Real Estate

On February 25, 2019, the Company entered into an agreement to sell the Industrial Park and water rights, for a cash purchase price of $7.2 million. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such party is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

Downtown Silver Springs, LLC, a wholly-owned subsidiary of the Company, holds a contract for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada. On February 25, 2019, the Company entered into an agreement to sell its rights under the purchase agreement for $2.5 million, as adjusted, dollar for dollar, for any additional deposits made by the purchaser of the option to the seller of the property, on behalf of DTSS. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such property is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

The Gold Hill Hotel is listed for sale for $1 million. The Gold Hill Hotel has been consistently cash positive over the past two years. The Daney Ranch is listed for sale for $3.9 million.

Outlook

Our annual operating expenses are planned at $3.8 million, with approximately $1.2 million of that amount currently being reimbursed under the existing Tonogold Option Agreement. We anticipate an additional $1 million in annualized savings, or a total of $2.2 million annually, upon closing the Tonogold Agreement, on or before August 31, 2019. This would result in an early extinguishment of the entirety of our approximately $7.9 million outstanding Senior Secured Debenture obligation, eliminating more than $1 million of annualized interest expense.

The Company’s 2019 plans include advancing the commercialization of certain mining and processing technologies that the Company has been collaborated on, with partners such as HTX Technologies Inc., Cycladex Inc. and Itronics, and additional technologies, including Mercury reclamation and recoveries, that present nearer term revenue opportunities, enhance our potential project economic feasibilities and present additional revenue opportunities.

The Company has also commenced collaborating on community development planning activities in Silver City associated with Dayton Mine planning. The Company also plans on updating Dayton’s current resource estimate and commence activities for obtaining the local permits for the Dayton Project in 2019. The Company will also continue exploration activities southerly into Spring Valley with incremental exploration programs that include exploration and definition drilling of targets identified by geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing an updated, NI 43-101 compliant, mineral resource estimate for the Dayton Project and expanded exploration in Spring Valley in 2019.

Equity Raises

For the three months ended March 31, 2019, the Company issued 5,452,000 common shares through the 2018 Sales Agreement with Leviston Resources. Gross proceeds were approximately $0.8 million at an average price per share of $0.15.

Following is a reconciliation of the transaction stock based transactions as of March 31, 2019:

	Three Months Ended March 31,
	2019	2018
Shares Outstanding as of beginning of period	75,338,273	47,236,103
Shares issued for:
Equity issue agreements	5,452,000	4,064,310
Private placement agreements	—	—
Purchase of mineral rights	—	—
Purchase of Pelen, LLC membership interest	—	1,475,410
Purchase of properties, plant and equipment	—	—
Payment for equity issue costs	—	615,605
Shares outstanding as of end of period	80,790,273	53,391,428

Comparative Financial Information

The Company had two operating segments as of March 31, 2019: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2019	March 31, 2018	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	37,598	22,850	14,748

Costs applicable to mining revenue	505,393	728,904	(223,511)
Real estate operating costs	10,424	7,091	3,333
Exploration and mine development	225,867	209,538	16,329
Mine claims and costs	150,954	180,231	(29,277)
Environmental and reclamation	53,451	58,068	(4,617)
General and administrative	660,366	726,620	(66,254)
Total costs and expenses	1,606,455	1,910,452	(303,997)

Loss from operations	(1,568,857)	(1,887,602)	318,745
OTHER INCOME (EXPENSE)
Interest expense	(461,137)	(383,340)	(77,797)
Other income (expense)	194,929	(213,961)	408,890

NET LOSS	$(1,835,065)	$(2,484,903)	$649,838

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the three months ended March 31, 2019, and 2018, respectively.

Real estate revenues for the three months ended March 31, 2019 increased $14,748 as compared to the same period ended March 31, 2018.

Real estate operating costs increased slightly for the three months ended March 31, 2019, as compared to the same period ended March 31, 2018.

Costs applicable to mining revenue decreased by $223,511 during the three months ended March 31, 2019, as compared to the same period ended March 31, 2018, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs increased $16,329 during the three months ended March 31, 2019, as compared to the same period ended March 31, 2018.

Mine claim and costs decreased by $29,277 during the three months ended March 31, 2019, as compared to the same period ended March 31, 2018, as we recognized additional reimbursements of costs on the Tonogold Option Agreement in 2019, as compared to 2018.

Environmental and reclamation costs were essentially flat during the three months ended March 31, 2019, as compared to the same period ended March 31, 2018.

General and administrative expenses decreased by $66,254 during the three months ended March 31, 2019, as compared to the same period ended March 31, 2018. Approximately $51,000 of the decrease is due to a one year abatement of personal property taxes for the fiscal year 2018/19, granted by the State of Nevada in March 2019. The total personal property tax reduction, net of costs, is about $92,000.

Interest expenses increased by $77,797, primarily as a result of the additional make-whole and fees expense recognized on the principal pay downs on the Senior Secured Debentures in the first quarter of 2019, offset by a reduction in actual interest expense based on the overall lower debt in 2019 as compared to 2018.

Other income and expense decreased by $408,890, primarily related to the difference in make-whole expense on the Pelen, LLC acquisition between 2018, and 2019, related to the difference in share price.

Net loss was $1.8 million for the three months ended March 31, 2019, as compared to a net loss of $2.5 million for the three months ended March 31, 2018. The $0.7 million improvement in net loss primarily resulted from a reduction in operating expenses of $0.3 million, the decrease in depreciation expense and the reduction in other income and expenses of $0.4 million related to the make-whole expense change forthe Pelen, LLC acquisition.

Liquidity and Capital Resources

The Company had total assets of $28.2 million, total current assets of $10.1 million, current liabilities of $3.9 million and net current assets of $6.2 million, including cash and cash equivalents of $0.3 million at March 31, 2019. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $10.0 million in unused capacity, before consideration of fees due at the time of borrowing and an equity sales agreement (the "Sales Agreement") with Murray FO, LLC ("Murray"), with aggregate unused capacity of $4.3 million as of June 11, 2019, pursuant to the Company’s shelf registration statement on Form S-3, filed on February 26, 2019. These capital resources are in addition to certain planned non-mining asset sales and proceeds of the transaction contemplated by the Tonogold Agreement, including an additional $350,000 received subsequent to March 31, 2019.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2019, as compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2018, a decrease of $0.2 million, resulting from a decrease in costs and cash management.

Net cash provided by investing activities for the three months ended March 31, 2019, was $1.6 million, primarily relating to deposits on the sale of a property. Net cash provided by investing activities for the three months ended March 31, 2018, was $0.03 million, relating to the sale of a property.

Net cash used by financing activities for the three months ended March 31, 2019, was $0.8 million, comprised the pay down of long-term debt of $1.6 million offset by the net proceeds of $0.7 million from the sale common shares. Net cash provided by financing activities for the three months ended March 31, 2018, was $1.0 million, primarily the net proceeds of $1.1 million from the sale common shares.

The Tonogold Agreement is expected to provide $11.5 million in cash to the Company in 2019. When received, the cash will be used to pay-off the Senior Secured Debenture. The Tonogold Agreement also relieves the Company of $8 million in long-term obligations, primarily $7.2 million for the Northern Comstock annual mine claims and $0.8 million other Lucerne-specific reclamation liabilities with Storey County, Nevada and the State of Nevada. The Tonogold Agreement subsidizes an additional $1 million of annual costs (in addition to current reimbursements of approximately $1.2 million per annum, for a total, post-transaction-closing reduction of approximately $2.2 million of operating savings per annum).

On February 25, 2019, the Company entered into agreements to sell one non-mining asset, that is, the 98-acre certified industrial site and related water rights, and to sell the purchase agreement and option on the 160 acres of land, all located in Silver Springs, NV, for a total of $9.75 million plus a residual 3% future share of the profit. The transactions are expected to be finalized in 2019, and the Company expects to record a gain of approximately $5 million.

The Company has recurring net losses from operations and an accumulated deficit of $233.9 million as of March 31, 2019. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the sources of funding detailed above.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.

Critical Accounting Policies and Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended March 31, 2019, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA's due process claim and issued its ruling from the bench.  The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights.  The Court, therefore, denied CRA's claim for violations of due process.  A written order confirming the Court's ruling is expected to be issued forthwith.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and Precious is seeking $510,000 in damages. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019.
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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 5. Other Information.

Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing or Notice of Delisting - Extension

On August 27, 2018, the Company received notice from the NYSE American LLC (“NYSE”) that it was not compliant with the NYSE’s low selling price rule 1003(f)(v) and would have six months to cure such noncompliance. On February 20, 2019, the Company received notification from the NYSE that the Company has been granted an extension to May 31, 2019, to regain compliance with NYSE’s low selling price rule 1003(f)(v). On June 3, 2019, the Company received notice from the NYSE that the Company had resolved the low selling price rule 1003(f)(v).

On May 22, 2019, the Company received a late filing notice from the NYSE because the Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 on a timely basis. NYSE rules provide for an initial six month cure period.

Item 6. Exhibits.

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2019, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	June 20, 2019	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)