Form 10-Q
period 2019-06-30
Comstock Mining Inc.
filed 2019-08-14
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding shares of Common Stock, $0.000666 par value, at August 6, 2019, was 94,991,386.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$136,625	$488,657
Assets held for sale, Net (Note 2)	6,902,600	5,363,403
Prepaid expenses and other current assets (Note 3)	4,661,519	2,712,202
Total current assets	11,700,744	8,564,262

MINERAL RIGHTS AND PROPERTIES, Net	5,690,885	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	8,579,054	9,742,120
RECLAMATION BOND DEPOSIT	2,669,211	2,622,544
RETIREMENT OBLIGATION ASSET (Note 5)	169,395	203,274
INVESTMENT IN PREFERRED SHARES (Note 16)	4,995,000	—
OTHER ASSETS	383,693	274,444

TOTAL ASSETS	$34,187,982	$28,611,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$602,277	$405,146
Accrued expenses and other liabilities (Note 6)	1,636,888	1,674,733
Deferred liabilities (Note 16)	8,045,000	—
Long-term debt– current portion (Note 7)	318,827	309,843
Total current liabilities	10,602,992	2,389,722

LONG-TERM LIABILITIES:
Long-term debt (Note 7)	7,722,811	8,857,870
Long-term reclamation liability (Note 8)	7,042,493	7,441,091
Other liabilities	554,252	538,140
Total long-term liabilities	15,319,556	16,837,101

Total liabilities	25,922,548	19,226,823

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized; 1,274 and 0 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	1	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 85,500,000 and 75,338,273 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	56,943	50,175
Additional paid-in capital	244,206,469	241,419,897
Accumulated deficit	(235,997,979)	(232,085,170)

Total stockholders’ equity	8,265,434	9,384,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,187,982	$28,611,725

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	44,184	28,815	81,782	51,665
Total revenues	44,184	28,815	81,782	51,665

COSTS AND EXPENSES
Costs applicable to mining revenue	505,393	728,559	1,010,785	1,457,463
Real estate operating costs	12,288	9,880	22,711	16,971
Exploration and mine development	241,538	248,648	466,379	458,186
Mine claims and costs	136,901	91,025	287,855	271,256
Environmental and reclamation	(362,826)	62,186	(308,349)	120,254
General and administrative	964,268	827,542	1,624,634	1,554,163
Total costs and expenses	1,497,562	1,967,840	3,104,015	3,878,293

LOSS FROM OPERATIONS	(1,453,378)	(1,939,025)	(3,022,233)	(3,826,628)

OTHER INCOME (EXPENSE)
Interest expense	(181,907)	(330,887)	(643,045)	(714,227)
Other income (expense)	(442,459)	(145,420)	(247,531)	(359,381)
Total other income (expense), net	(624,366)	(476,307)	(890,576)	(1,073,608)

LOSS BEFORE INCOME TAXES	(2,077,744)	(2,415,332)	(3,912,809)	(4,900,236)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,077,744)	$(2,415,332)	$(3,912,809)	$(4,900,236)

Net loss per common share – basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.09)

Weighted average common shares outstanding — basic and diluted	81,937,760	53,834,285	81,087,561	51,859,818

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2019	—	$—	75,338,273	$50,175	$241,419,897	$(232,085,170)	$9,384,902

Issuance of common stock	—	—	5,452,000	3,631	809,930	—	813,561
Common stock issuance costs	—	—	—	—	(85,093)	—	(85,093)
Net loss						(1,835,065)	(1,835,065)
BALANCE - March 31, 2019	—	$—	80,790,273	$53,806	$242,144,734	$(233,920,235)	$8,278,305

Issuance of common stock	—	—	3,643,949	2,427	673,041	—	675,468
Common stock issuance costs	—	—	1,065,778	710	(126,305)	—	(125,595)
Issuance of convertible preferred stock	1,274	1	—	—	1,514,999	—	1,515,000
Net loss						(2,077,744)	(2,077,744)
BALANCE - June 30, 2019	1,274	$1	85,500,000	$56,943	$244,206,469	$(235,997,979)	$8,265,434

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Amount	Amount	Total
BALANCE - January 1, 2018	—	—	47,236,103	$31,459	$234,438,057	$(222,604,417)	$11,865,099

Issuance of common stock	—	—	4,064,310	2,707	1,182,745	—	1,185,452
Common stock issuance costs	—	—	615,605	410	(52,978)	—	(52,568)
Purchase of membership interests	—	—	1,475,410	983	(983)	—	—
Net loss						(2,484,903)	(2,484,903)
BALANCE - March 31, 2018	—	$—	53,391,428	$35,559	$235,566,841	$(225,089,320)	$10,513,080

Issuance of common stock	—	—	2,365,000	1,575	608,833	—	610,408
Common stock issuance costs	—	—	—	—	(275)	—	(275)
Issuance of share options with Tonogold at fair value	—	—	—	—	2,000,000	—	2,000,000
Net loss				—	—	(2,415,332)	(2,415,332)
BALANCE - June 30, 2018	—	$—	55,756,428	$37,134	$238,175,399	$(227,504,652)	$10,707,881

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(3,912,809)	$(4,900,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	1,173,861	1,659,808
(Reduction) accretion of reclamation liability	(398,598)	11,054
Gain on sale of properties, plant, and equipment	(3,125)	(26,000)
Amortization of debt discounts and issuance costs	130,373	192,600
Net loss on early retirement of long-term debt	176,639	164,751
Payment-in-kind interest expense	470,246	437,852
Change in make-whole liability with Pelen, LLC	(100,216)	201,393
Preferred shares issuance expense	432,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(77,699)	(157,861)
Accounts payable	197,131	182,458
Accrued expenses and other liabilities	263,483	50,504
NET CASH USED IN OPERATING ACTIVITIES	(1,648,714)	(2,183,677)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	217	239
Proceeds from sale of mineral rights and properties, plant, and equipment	3,125	26,000
Proceeds from deposits on Membership Interest Purchase Agreement	3,050,000	—
Purchase of mineral rights and properties, plant and equipment	(1,085,000)	(255,631)
Change in reclamation bond deposit	(46,667)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,921,675	(229,392)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,903,334)	(1,927,238)
Proceeds from the issuance of share option with Tonogold	—	2,000,000
Proceeds from the issuance of common stock	1,489,029	1,795,860
Common stock issuance costs	(210,688)	(52,842)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(624,993)	1,815,780
(DECREASE) IN CASH AND CASH EQUIVALENTS	(352,032)	(597,289)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,657	2,066,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$136,625	$1,469,429

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$55,588	$83,775
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash operating, investing and financing activities:
Receipt of preferred shares of Tonogold	$4,995,000	$—
Advance payment on Membership Interest Purchase Agreement (Note 16)	$4,995,000	$—
Transfer of mineral rights and properties to assets held for sale	$1,539,197	$—
Issuance of preferred shares	$1,083,000	$—
Preferred share receivable	$1,083,000	$—
Common stock issuance costs	$250,000	$200,000
Issuance of common stock (in advance) to purchase membership interest	$—	$585,000

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and contemplates the Company's continuation as a going concern.

The Company has recurring net losses from operations and an accumulated deficit of $236.0 million at June 30, 2019. For the six month period ended June 30, 2019, the Company incurred a net loss of $3.9 million and used $1.6 million of cash in operations. As of June 30, 2019, the Company had cash and cash equivalents of $0.1 million, current assets of $11.7 million and current liabilities of $10.6 million, resulting in current working capital of $6.1 million. Current assets include a receivable of $1.1 million for the issuance and sale of shares of the Company’s Series C Convertible Preferred Stock (the “Preferred Shares”).

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, an equity purchase agreement capacity and a loan commitment agreement with $9.5 million in unused capacity after consideration of fees due at the time of borrowing. These capital resources are in addition to the planned asset sales.

In February 2019, the Company filed a new shelf registration statement on Form S-3, for the purchase of up to $50.0 million of the Company’s securities and also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price.

On February 25, 2019, as Amended on June 18, 2019, the Company entered into an agreement to sell the Industrial Park and water rights, for a cash purchase price of $7.2 million and to sell its rights in the membership interests of Downtown Silver Springs, LLC (“DTSS”) for $3.4 million. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such property is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

On June 28, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Temple Tower Group LLC (“Temple") providing for the issuance and sale to Temple of shares of the Preferred Shares for gross proceeds to the Company of $1.1 million, that was received on July 1, 2019. The Preferred Shares are convertible into the Company's common stock from time to time, at the Temple’s option, subject to certain restrictions and at a 10% discount to the lowest volume weighted average price over the prior seven days.

Through August 7, 2019 the Company has received $3.4 million in non-refundable deposits relating to a Membership Purchase Agreement (the "Tonogold Agreement") with Tonogold Resources Inc. ("Tonogold"). The Company used $2.3 million of the proceeds to reduce its indebtedness under the 11% Senior Secured Debenture (the "Debenture").

On April 3, 2018, the Company received a $2.0 million cash payment relating to an option agreement (the “Option Agreement”) with Tonogold. The Company used $1.4 million of the proceeds to reduce its indebtedness under the 11% Debenture. In addition, the Option Agreement requires Tonogold to reimburse the Company for certain expenditures associated with the Lucerne Mine Project. The Company received approximately $0.2 million and $0.4 million in expense reimbursements during the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively.

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

Comprehensive Loss

The only component of comprehensive loss for the three and six month periods ended June 30, 2019, and 2018, was our net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided a full valuation allowance at June 30, 2019, and December 31, 2018, for its net deferred tax assets because we cannot conclude it is more likely than not that they will be realized.

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

2. Assets Held For Sale

The Company has committed to a plan to sell certain land, buildings, and water rights ("the Non-mining assets"). In January 2019, the Company committed to a plan to sell certain mining properties. As of June 30, 2019, and December 31, 2018, the Company has assets with a net book value of $6.9 million and $5.4 million, respectively, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 7.

Assets held for sale include:

	June 30, 2019	December 31, 2018
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Lucerne Properties (Mineral rights and properties) (Note 16)	1,539,197	—
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$6,902,600	$5,363,403

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
Land and property deposits (Note 15)	$2,700,000	$1,800,000
Preferred shares issuance receivable (Note 11)	1,083,000	—
Surety bond and insurance	327,573	475,861
Reimbursements due from Tonogold	312,436	82,951
Other	238,510	353,390
Total prepaid expenses and other current assets	$4,661,519	$2,712,202

The Company received $1.1 million, available for immediate use, for the preferred share issuance receivable on July 1, 2019.

4. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Land and building	$9,140,805	$9,169,605
Vehicle and equipment	2,318,124	2,319,290
Processing and laboratory	21,113,178	21,129,248
Furniture and fixtures	549,860	648,309
Construction in progress	35,190	35,190
	33,157,157	33,301,642
Less accumulated depreciation	(24,578,103)	(23,559,522)
Total properties, plant and equipment	$8,579,054	$9,742,120

During the three and six month periods ended June 30, 2019, the Company recognized depreciation expense of $0.7 million and $1.1 million, respectively. During the three and six month periods ended June 30, 2018, the Company recognized depreciation expense of $0.8 million and $1.6 million, respectively.

5. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining reclamation plans:

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018
Retirement obligation asset — beginning of period	$203,274	$282,745
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(33,879)	(79,471)
Retirement obligation asset — end of period	$169,395	$203,274

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued Northern Comstock Joint Venture	$407,083	$180,833
Accrued interest expense	397,898	481,946
Accrued vendor liabilities	392,000	—
Accrued insurance liabilities	136,672	341,680
Accrued payroll costs	122,882	140,915
Accrued liability for purchase of DTSS (Note 15)	—	185,000
Accrued make-whole for Pelen LLC (Note 15)	34,946	135,162
Accrued Board of Directors fees	20,000	20,000
Accrued personal property tax	—	74,434
Other accrued expenses	125,407	114,763
Total accrued expenses and other liabilities	$1,636,888	$1,674,733

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required monthly and annual payments to Northern Comstock LLC.

7. Long-Term Debt

Long-term debt consisted of the following:

Note Description	June 30, 2019	December 31, 2018
Senior Secured Debenture (GF Comstock 2) - 11% interest, due 2021.	$7,592,356	$8,872,663
Note Payable (Caterpillar Financial Services) - 5.75% interest.	803,064	955,845
Total debt	8,395,420	9,828,508
Less: long-term debt discounts and issuance costs	(353,782)	(660,795)
Total debt, net of discounts and issuance costs	8,041,638	9,167,713
Less: current maturities	(318,827)	(309,843)
Long-term debt, net of discounts and issuance costs	$7,722,811	$8,857,870

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due 2021 in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000 if paid any time prior to or at maturity. At June 30, 2019, the remaining balance on the Make Whole obligation was $403,045. Total principal on the Debenture is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

Interest is payable semi-annually. For the first two years, interest was payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest is payable only in cash. In 2018, the Company elected to make the semi-annual interest payments in the form of additional Debentures (Payment in Kind).

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company, participated in this financing. A director of the Company is a manager and member of the general partner of GF Capital 2 LP.

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

8. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018
Long-term reclamation liability — beginning of period	$7,441,091	$7,417,680
Additional obligations incurred	—	—
Reduction of obligation	(410,018)	—
Accretion of reclamation liability	11,420	23,411
Long-term reclamation liability — end of period	$7,042,493	$7,441,091

Reduction by NDEP

On April 30, 2019, the Company was notified by the Nevada Division of Environmental Protection ("NDEP") that the Company's successful reclamation of parts of the Lucerne mine area had reduced the Lucerne project reclamation cost estimate with an updated reclamation bond requirement of $6.8 million. Our total reclamation liability also includes cost estimates for our Dayton project and enhanced reclamation obligations in Storey County.

9. Leases

The Company has an operating lease for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease commenced in 2018, and ends in 2028. The monthly rent is $750 at commencement with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to the Gold Hill Hotel and not separately valued within the lease of the Gold Hill Hotel. As the operating lease does not provide an implicit rate, we used the Company's incremental borrowing rate at the time of the commencement of the lease in determining the present value of the lease payments. As of the commencement of the lease in 2018, the rate was 11%.

For the three and six month period ended June 30, 2019, the operating lease expense was $2,250 and $4,500, consisting of a fixed operating lease component. The operating lease has a remaining term of 9.4 years as of June 30, 2019.

Supplemental cash flow information related to the Company's operating lease for the six month period ended June 30, 2019, are as follows:

Cash paid for amounts included in the measurement of lease liabilities	$4,500
Right-of-use assets obtained in exchange for operating lease obligations	$1,916

The Company has the following lease balances recorded in the condensed consolidated balance sheet as follows:

Lease Assets and Liabilities	Classification	June 30, 2019
Operating lease right-of-use asset	Other assets	$51,556

Operating lease liability - current	Accrued expenses and other liabilities	$9,000
Operating lease liability - long-term	Other liabilities	42,876
Total operating lease liabilities		$51,876

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2019	$4,500
2020	9,050
2021	9,350
2022	9,650
2023	9,950
Thereafter	52,300
Total operating lease payments	94,800
Less: Imputed interest	42,924
Present value of lease liabilities	$51,876

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

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court based on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA's due process claim and issued its ruling from the bench.  The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights.  The Court, therefore, denied CRA's claim for violations of due process. On July 11, 2019, the Court issued and filed the formal written order confirming the ruling.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious Royalty and filed a counter-claim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counter-claim. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

11. Stockholders’ Equity

Convertible Preferred Stock

On June 28, 2019, the Company entered into the Securities Purchase Agreement with Temple Tower Group LLC ("Temple")
providing for the issuance and sale to Temple of 1,083 Preferred Shares for gross proceeds to the Company of $1.1 million and 191 Preferred Shares as a due diligence fee, for the sale of up to an aggregate of $5.0 million of Preferred Shares, with a stated value of $1,000 per share, as mutually agreed upon from time to time. The gross proceeds of $1.1 million were received in cash by the Company on July 1, 2019. The total of 1,274 Preferred Shares issued on June 28, 2019 have a stated value of $1.3 million. Based on a valuation study performed by a third-party specialist, those Preferred Shares were determined to have a fair value of $1.5 million. The Company recorded the difference between the gross proceeds of $1.1 million and the fair value of $1.5 million as a cost of issuance of Preferred Shares. Temple converted 274 Preferred Shares, with a stated value of $0.3 million to 1,936,590 common shares subsequent to June 30, 2019.

The articles of incorporation of the Company were supplemented to include the terms of the Preferred Shares pursuant to a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”), filed with the Secretary of State of the State of Nevada. The Certificate of Designation defines all rights of the holders of Preferred Shares. The Preferred Shares were issued pursuant to the Company’s registration statement on Form S-3, as supplemented by a prospectus supplement. The Preferred Shares are convertible into shares of the Company’s common stock. The number of shares of common stock issuable is determined by dividing the stated value of the Preferred Shares by the conversion price. The conversion price is equal to 90% of the lowest reported volume-weighted average price for the Company’s common stock as reported at the close of trading on the NYSE AMERICAN LLC during the seven trading days ending on, and including, the date of the notice of conversion, subject to a minimum conversion price of $0.075 per share and a maximum conversion price of $0.75 per share.

The Preferred Shares have no voting rights other than votes affecting the Preferred Shares. The holders of the Preferred Shares are entitled to receive a liquidating distribution of $1,000 per share, before the Company makes any distribution of assets to the holders of common stock or any other class or series of shares of junior stock.

Subject to restrictions in the Company’s debt documents, the Company may redeem the Preferred Shares at its option, in whole or in part, from time to time, at a redemption price equal to 115% of the stated value per share (subject to satisfaction of the “Equity Conditions” as defined in the Certificate of Designation).

Equity Offering Program

In February 2019, the Company entered into an equity sales agreement (the "2019 Equity Agreement") with Murray FO for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain volume and pricing restrictions. Shares purchased under the 2019 Equity Agreement will be purchased at a 10% discount to the volume weighted average sales price of such shares prior to the Company initiating sales. The shares will be sold pursuant to the Company’s shelf registration statement on Form S-3, filed on February 26, 2019, for the purchase of up to $50.0 million of the Company’s securities. As of June 30, 2019, the Company has issued shares with an aggregate sales price of $0.7 million under the 2019 Equity Agreement.

Effective August 2018, the Company entered into an equity sales agreement (the "2018 Sales Agreement") with Leviston Resources LLC ("Leviston") for the sale of up to $2.3 million in shares of the Company's common stock from time to time, at the Company's option. Effective February 2019, the Company and Leviston terminated the 2018 Sales Agreement and made no further sales pursuant to that program. At the time of termination, the Company had issued share with an aggregate purchase price of $1.7 million.

Effective April 2017, the Company entered into an equity sales agreement (the "2017 Sales Agreement") with Leviston for the purchase of up to $7.3 million in shares of the Company's common stock from time to time, at the Company's option. Effective August 2018, the Company and Leviston terminated the 2017 Sales Agreement and made no further sales pursuant to that program. At the time of termination, the Company had issued shares with an aggregate purchase price of $5.3 million.

Effective June 2016, the Company entered into an at-the-market offering sales agreement program (the “ATM Agreement”) whereby the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $5.0 million. Final proceeds from the ATM Agreement were received in January 2018, and the ATM Agreement was terminated. The Company paid the sales agent a commission of 2.5% of the gross proceeds.

During the six months ended June 30, 2019, the Company issued Murray FO common shares valued at $0.3 million for issuance fees under the 2019 Equity Agreement. During the year ended December 31, 2018, the Company issued Leviston common shares valued at $0.2 million for issuance fees under the 2017 Sales Agreement and the 2018 Sales Agreement.

Following is a reconciliation of the transactions under the ATM Agreement, 2017 Sales Agreement, the 2018 Sales Agreement and the 2019 Equity Agreement for six months ended June 30, 2019, and 2018, respectively:

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Number of shares sold	9,095,949	6,429,310

Gross proceeds	$1,489,029	$1,795,861
Fees	210,688	52,843
Net proceeds	$1,278,341	$1,743,018

Average price per share	$0.16	$0.28

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,077,744)	$(2,415,332)	(3,912,809)	(4,900,236)

Denominator:
Basic and diluted weighted average shares outstanding	81,937,760	53,834,285	81,087,561	51,859,818

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.04)	$(0.05)	$(0.09)

13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

The following table presents our assets and liabilities at June 30, 2019 which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		June 30, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 16)	$4,995,000	—	—	4,995,000
Total Assets	$4,995,000	$—	$—	$4,995,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 15)	$34,946	$—	$34,946	$—
Total Liabilities	$34,946	$—	$34,946	$—

The following table presents our liabilities at December 31, 2018 which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Accrued make-whole for Pelen LLC (Note 15)	$135,162	$—	$135,162	$—
Total Liabilities	$135,162	$—	$135,162	$—

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible preferred shares of Tonogold - The value of the convertible preferred shares of Tonogold is based on a Monte Carlo model with various inputs. These inputs include the Tonogold common share price, volatility, risk-free rate, private placement conversion observations, listing probability, and illiquidity discount. The convertible preferred shares are classified within Level 3 of the valuation hierarchy.

Accrued make-whole for Pelen LLC - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the Company's closing stock price of $0.19 on June 30, 2019, and $0.13 on December 31, 2018, as compared to the remaining aggregate proceeds due. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At June 30, 2019, and December 31, 2018, the fair value of long-term debt approximated $7.7 million and $8.9 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Mining	$—	$—	$—	$—
Real estate	44,184	28,815	81,782	51,665
Total revenue	44,184	28,815	81,782	51,665

Costs and Expenses
Mining	(1,485,274)	(1,957,960)	(3,081,304)	(3,861,322)
Real estate	(12,288)	(9,880)	(22,711)	(16,971)
Total costs and expenses	(1,497,562)	(1,967,840)	(3,104,015)	(3,878,293)

Operating Income (Loss)
Mining	(1,485,274)	(1,957,960)	(3,081,304)	(3,861,322)
Real estate	31,896	18,935	59,071	34,694
Total loss from operations	(1,453,378)	(1,939,025)	(3,022,233)	(3,826,628)

Other income (expense), net	(624,366)	(476,307)	(890,576)	(1,073,608)
Net loss	$(2,077,744)	$(2,415,332)	$(3,912,809)	$(4,900,236)

Capital Expenditures
Mining	$—	$255,631	$—	$225,631
Real estate	720,000	—	1,085,000	—
Total capital expenditures	$720,000	$255,631	$1,085,000	$225,631

Depreciation, Amortization, and Depletion
Mining	$584,475	$830,416	$1,168,931	$1,654,878
Real estate	2,465	2,465	4,930	4,930
Total depreciation, amortization, and depletion	$586,940	$832,881	$1,173,861	$1,659,808

	As of June 30,	As of December 31,
	2019	2018
Assets
Mining	$26,379,017	$21,166,231
Real estate	7,808,965	7,445,494
Total assets	$34,187,982	$28,611,725

15. Acquisition Agreements

Pelen, LLC

In January 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $0.6 million either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $0.6 million, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. In November 2018, the Company issued 1,758,181 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a "Cut-Off" date of December 31, 2019, for closing the transaction and any unsold shares will be returned to the Company, with the Company required to make up any shortfall in cash. As of June 30, 2019, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $34,946 at June 30, 2019, representing the value of the shortfall based on the actual sales of shares and the share price as of June 30, 2019. The Company has recorded a make-whole liability of $0.1 million at December 31, 2018, representing the value of the shortfall based on the actual sales of shares and the share price as of December 31, 2018. These amounts are recorded within accrued expenses in the condensed consolidated balance sheet.

Downtown Silver Springs, LLC

The Company entered into an agreement for the purchase of 100% of the membership interests DTSS on May 30, 2018, as amended. DTSS holds a contract for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada. DTSS has no other assets, operations or employees.

The Company’s CEO advanced $25,000 to the equity holders of DTSS in 2017, from his own funds. In the second quarter of 2018, the Company was presented with an opportunity to acquire DTSS, and after disclosure of such advance, the Board of Directors unanimously approved such acquisition.  In connection with the closing of the acquisition of DTSS in August 2018, the equity holders of DTSS repaid $25,000 to the Company’s CEO, without interest or profit.

The agreement to purchase the land allows the holder of the option to purchase the land for approximately $3.2 million, plus 4% interest less deposits made through July 29, 2019 totaling $2.4 million. The current amendment requires a series of non-refundable deposits totaling $0.9 million due monthly and to close the land purchase by December 9, 2019 with the remaining balance due of approximately $0.3 million including interest.
On February 25, 2019, as amended on June 18, 2019, the Company entered into an agreement, as amended, to sell its rights in the membership interests of Downtown Silver Springs, LLC (“DTSS”) for $3.4 million plus any additional deposits made by the Company and 3% of the carried interest. The purchaser has not paid a deposit of $12,500 that was due on February 25, 2019. The Company has advanced the purchaser $25,000 for a deposit on a property purchase in Silver Springs, Nevada. The purchaser of DTSS, as well as the Company, under that agreement is allowed to negotiate extensions and different terms with the seller. After closing of the sale of the option by DTSS, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased the option is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such option purchased by the buyer.
The DTSS acquisition was accounted for as an asset acquisition as it was determined that the operations of DTSS do not meet the definition of a business. The Company paid total consideration of $2.7 million, as of June 30, 2019, which consists of (1) $2.2 million in non-refundable cash deposits, which are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets that will reduce the final purchase price of the land parcel, and (2) $0.5 million cash payments to the former membership interest holders of DTSS. As the options expire on December 9, 2019, the total consideration has been recorded in prepaid expenses.

16. Agreements with Tonogold

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement with Tonogold (the “Tonogold Agreement”). Under the terms of the Tonogold Agreement, the Company will sell Tonogold its interests in Comstock Mining LLC, a wholly-owned subsidiary of Comstock (“CML”) whose sole assets are the Lucerne Mine properties and related permits. Upon closing, the Tonogold Agreement would replace the October 2017 Option Agreement (the "Option Agreement").

The purchase price for CML is $15.0 million, plus Tonogold will also guarantee the Company’s financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assume certain reclamation liabilities. The Company also retains a 1.5% net smelter return royalty on the Lucerne properties.

Amendments to Tonogold Agreement

On April 30, 2019, the Company and Tonogold entered into the Purchase Agreement Amendment ("First Amendment)"), which allows Tonogold the option to extend the closing until August 30, 2019, upon the payment of three additional $1.0 million non-refundable deposits and other considerations. In addition, the First Amendment requires Tonogold to reimburse the Company the monthly interest expense on the Senior Secured Debenture (GF Comstock 2) beginning on June 1, 2019, through the latest possible closing of August 30, 2019.

On May 22, 2019, the Company and Tonogold entered into the Second Purchase Agreement Amendment ("Second Amendment"), which allowed Tonogold to forgo funding the remaining $0.7 million in cash payments due in May 2019, as required in the First Amendment. The total cash consideration for the Tonogold Agreement remains at $11.5 million in cash. The Second Amendment required that Tonogold issue the Company $3.5 million in convertible preferred shares ("Preferred Shares"), subject to certain pricing conditions and restrictions. Tonogold also issued an additional $0.4 million in Preferred Shares as a commitment fee. Based on a valuation study performed by a third-party specialist, the total $3.9 million in Preferred Shares issued to the Company were determined to have a fair value of $5.0 million as of June 30, 2019; that fair value is recorded in the condensed consolidated balance sheets as Investment in Preferred Shares.

Under U.S. GAAP, the Company has the irrevocable option to report certain financial assets and liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings. This option was elected for the treatment of the Preferred Shares received from Tonogold on May 31, 2019.

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

On June 21, 2019, the Company and Tonogold entered into the Third Purchase Agreement Amendment ("Third Amendment') which extended the due date of the June 21, 2019 required non-refundable deposit, $700,000 of that deposit was received in June 2019 and the remaining $300,000 was received by July 8, 2019.

As of June 30, 2019, Tonogold has paid the Company $3.05 million in non-refundable cash deposits and $5.0 million in Preferred Shares, totaling $8.0 million, which is recorded in deferred liabilities.

As of August 13, 2019, Tonogold has paid the Company $3.4 million in non-refundable cash deposits and $3.5 million in non-refundable Preferred Shares associated with the $15.0 million purchase price with a remaining balance due of $8.1 million.

Option Agreements under Tonogold Agreement

The Company and Tonogold also agreed that commencing upon the closing of the sale of CML, it will enter into a new Option Agreement to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. Under this new Option Agreement, Tonogold will be required to reimburse the Company for an additional $1.1 million per year to maintain the processing facility lease option. If such option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15.0 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company.

The Company has also agreed, upon the closing of the sale of CML, to enter into a ten-year mineral lease for additional mineral properties in Storey County, Nevada, granting Tonogold the right to explore, develop and mine these properties. Tonogold will assume approximately $0.1 million in annual costs for these properties and will assume work commitments totaling more than $0.2 million in 2019. The Company will retain a 3.0% net smelter return royalty on these additional leased properties, which will be reduced to 1.5% one year after the commencement of mining operations. The lease is renewable for an additional ten-year term.

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

Under the terms of the Option Agreement, Tonogold can earn a 51% interest in CML, which owns the Lucerne Property by meeting certain requirements and financial milestones. These requirements and milestones include: (1) making capital expenditures on the Lucerne Property and related expense reimbursements to the Company of $20.0 million no later than 42-months following the Commencement Date of April 3, 2018, and (2) making option payments totaling $2.2 million to the Company. Tonogold made a $0.2 million option payment on October 3, 2017, and a second and final option payment of $2.0 million on April 3, 2018. The option payments were both recorded within stockholders' equity as they relate to Tonogold’s right to earn-in to a 51% interest in CML. The Company has recognized approximately $0.6 million and $0.4 million in expense reimbursements for the six months ended June 30, 2019, and 2018, respectively.

As of August 13, 2019, the Company received $0.2 million from Tonogold for routine reimbursement for monthly expenses for May 2019 and June 2019, and for the due diligence fee per the Second Amendment.

17. Mercury Investment, Pilot and Joint Venture Agreement

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up LLC (“MCU”).

Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions to MCU, $50,000 which was paid on July 3, 2019, $300,000 payable no later than August 15, 2019, $150,000 payable no later than September 30, 2019, $300,000 payable no later than October 31, 2019 and $350,000 payable no later than November 30, 2019 and the remaining $850,000 to be paid to MCU in shares of restricted stock of the Company to be sold to fund working capital needs of MCU starting in the seventh month after the MCU Agreement. On July 18, 2019, the Company issued 4,500,000 shares of common stock to MCU. If there is insufficient working capital to fund the plans of MCU and the Company, the Company will fund MCU up to $100,000 per month, starting in the seventh month after the MCU Agreement, as required based upon the mutually agreed upon capital plan. This additional funding applies directly, dollar for dollar, towards the Company’s investments commitments.

The Company’s investment entitled it to 15% of the fully-diluted equity ownership of MCU and 50% of the equity of a new joint venture formed with MCU (the “Joint Venture”) for the purchase price of $2.0 million.

MCU will deliver mercury recovery units on the Company’s properties and plans to work during the 18-month pilot period toward the goal of building capacity to process approximately five to twenty-five tons of ore and sediment per hour, depending on the final approved pilot design.

Based on the results of the pilot showing economic viability, commencing after the completion the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Venture and MCU plans to contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Such financing shall entitle the Company to acquire an additional 10% of the fully-diluted equity interests of MCU.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the six month period ended June 30, 2019. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2018.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and additional commercial and industrial properties located in Storey and Lyon Counties, Nevada. The Comstock District is located within the western portion of the Basin and Range Province of Nevada, near Reno and Carson City. The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, secured permits, built an infrastructure and brought exploration projects into production, and completed major reclamations with distinction, establishing a social and legal license for growth.

The Company and its subsidiaries now own or control approximately 9,358 acres of mining claims and parcels in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands) and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is on American Flat road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent advisors and researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historic data and detailed surface mapping of Comstock District properties and continue to obtain historic information from private and public sources. We integrate this data with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

The Company continues evaluating and acquiring properties, expanding its footprint and evaluating all of our existing and prospective opportunities for further development and profitable growth. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to assess, acquire and develop properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) and enabling the commercial development of all our properties both through extended, long-lived mine plans that are economically feasible and socially responsible, and other feasible and responsible development opportunities.

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

During the first quarter of 2019, the Company’s Board of Directors approved a strategy focused on high-value, high cash-generating, precious metal-based activities, (the “Strategic Focus”) including, but not limited to, metals and mining and related supply chain asset acquisitions, exploration, engineering, resource development, economic feasibility assessment, mineral production, metal processing and environmentally-friendly, conservation-based, economically enhancing technologies and processes. The Board of Directors also approved the formation of and participation in a Qualified Opportunity Zone Fund, enabling a more strategically aligned capital resource partner for maximizing the most productive returns from Company’s property position within qualified opportunity zones in both Storey County and Silver Springs, in Lyon County.

Figure 1 - Comstock Mining Corporate Structure

The Company completed the realignment during the second quarter of 2019, such that the new corporate structure is now well aligned with the Strategic Focus. Comstock Mining Inc. remains as the parent company that wholly owns the realigned subsidiaries. As shown on Figure 2 below, Comstock Mining LLC owns or controls the Lucerne properties, including those contained in the Northern Comstock Joint Venture. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County mining claims and exploration targets, primarily located north of the Lucerne properties, including the Gold Hill targets and the Occidental Lode. Comstock Exploration & Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns the Silver Springs properties and water rights. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel.

Comstock Realignment
Land Position 2019
Legend
V&T Railroad
SUP
Counties
Sections
CMI & Comstock Real Estate Inc
Patent, Fee
Comstock Mining LLC
Patent & Fee
Unpatented
Comstock Processing LLC
Patent & Fee
Unpatented
Comstock Northern Exploration LLC
Patent & Fee
Unpatented
Comstock Exploration & Development LLC
Patent & Fee
Unpatented
Leased Properties
Patent & Fee
Unpatented
N
Feet
0 900 1,800 3,600
1 inch = 4,120 feet
As-of: 06-12-2019

Figure 2 - Comstock Mining's Land Position in the Comstock District

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

Our Lucerne exploration activities included open pit gold and silver test mining from 2004, through 2006, and from late 2012 through 2015. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7 and by the 2018 amendments to Regulation S-K, we have not yet established any proven or probable reserves at our Lucerne mine.

On January 24, 2019, the Company entered into an agreement with Tonogold (the “Tonogold Agreement”). Under the terms of the Tonogold Agreement, the Company will sell Tonogold its interests in Comstock Mining LLC, a wholly-owned subsidiary of Comstock (“CML”) whose sole assets are the Lucerne Mine properties and related permits. Upon closing, the Company and Tonogold will terminate the Option Agreement (the “Option Agreement”), dated October 3, 2017.

The purchase price for CML is $15 million, plus Tonogold will also guarantee the Company’s financial responsibility for its membership interest in Northern Comstock LLC ("Northern Comstock"), who leases certain mineral properties in the Lucerne area, and assume certain reclamation liabilities, in total relieving some $8 million in future lease and reclamation liabilities. The Company also retains a 1.5% net smelter return royalty on the Lucerne properties.

Tonogold has paid the Company $3.4 million in non-refundable cash deposits, as of August 7, 2019, of the total $11.5 million of the cash component of the purchase price. An additional $3.5 million was received in the form of convertible preferred shares of Tonogold.

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

On April 30, 2019, the Company and Tonogold entered into the Purchase Agreement Amendment ("Amendment"), which allows Tonogold the option to extend the closing until August 30, 2019, upon the payment of three additional $1 million non-refundable deposits and other considerations. In addition, the Amendment requires Tonogold to reimburse the Company the monthly interest expense on the Senior Secured Debenture (GF Comstock 2) beginning on May 31, 2019, through the latest possible closing of August 30, 2019.

On May 22, 2019, the Company and Tonogold entered into the Second Purchase Agreement Amendment ("Second Amendment"), which allowed Tonogold to forgo funding the remaining $0.7 million in cash payments due in May 2019, as required in the First Amendment. The total cash consideration for the Tonogold Agreement remains at $11.5 million in cash. The Second Amendment required that Tonogold issue the Company $3.5 million in convertible preferred shares ("Preferred Shares"), subject to certain pricing conditions and restrictions. Tonogold also issued an additional $0.4 million in Preferred Shares as a commitment fee.

On June 21, 2019, the Company and Tonogold entered into the Third Purchase Agreement Amendment (“Third Amendment”), which allowed Tonogold the option to reduce the July non-refundable deposit to $0.5 million with the payment of an extension fee of $0.5 million in Preferred Shares. The total purchase price remains $15.0 million. The Third Amendment also provided Tonogold the option to pre-pay the monthly interest on the Senior Secured Debenture, through August 30, 2019, in Preferred Shares.

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

New Technologies

The Company is working with strategic partners to test alternative, greener technologies for mineral processing and remediation. This includes Itronics Inc. (“Itronics”), Cycladex, Inc. (“Cycladex”) and Mercury Cleanup LLC (“MCU”).

The Company is collaborating with Itronics, Inc., to test their KAM-Thio metallurgical recovery processes as an alternative to cyanide heap leaching for processing the Dayton mineralized material. Previous trials by Itronics showed promising results for recovering substantially all the residual silver from the Company’s previously leached material. The Company delivered a bulk sample of higher-grade, Dayton mineralized material to Itronics in August. The Company and Itronics will collaborate to finalize a proposed processing flow sheet and screening level economics with the KAM-Thio based recovery process for use in the preliminary economic assessment of the Dayton resource.

The Company is also collaborating with Cycladex, a strategic investee, previously funded in part by the National Science Foundation for extensive testing of their patented cycladextrin lixiviant, which is a potential alternative to cyanide leaching.

The Company recently entered into an agreement with MCU, for piloting, testing and commercializing an organic-solution based, clean technology for remediating mercury from soils and rivers. On June 28, 2019, the Company announced that Comstock Processing LLC (CPL) had entered in to an agreement with MCU, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes to reclaim, treat and remediate mercury from tailings and industrial effluents derived from mining and industrial applications.

Worldwide unregulated activity has released thousands of tons of mercury into the environment. The continued worldwide use of mercury in unregulated activities, primarily outside of the United States, is polluting air, soils, and waters and poisoning marine life and endangering lives. Ongoing, unregulated artisanal mining outside of the U.S. represents more than 40% of the ongoing mercury contamination and represents a tremendous opportunity for cleaning up the environment in a sustainable, profitable manner. Mercury will not go away by itself and must be removed to stop the pollution. Mercury can’t be broken down or destroyed, and MCU, in collaboration with Oro and the Company, is pioneering an effective solution.

Over the past seven years, Comstock has implemented several approved plans, by the Nevada Division of Environmental Protection (“NDEP”), intended to address NDEP’s and the U.S. Environmental Protection Agency (“EPA”) protocols, guidance and goals for sampling, characterizing, transporting and managing mercury within the Carson River Mercury Superfund Site. These plans and Comstock’s existing permitted infrastructure provide an ideal platform for evaluating and fine-tuning the MCU process. MCU will work closely with NDEP for any additional approvals, engineering design changes (EDC) or permits.

Comstock will invest $2 million in MCU to demonstrate the feasibility of the Mercury Remediation System within the historic, world-class, Comstock Lode mining district. Comstock will provide the platform for testing the Mercury Remediation System and MCU will conduct the initial trials starting with a 2 ton per hour pilot operation that could scale up to 25 ton per hour and deliver the final feasibilities. With successful feasibility, Comstock and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. Comstock will own up to 25% of MCU and separately, 50% of Comstock Mercury Remediation LLC.

The ongoing testing of all of these alternative technologies underpins the Company’s commitment to responsible development. A breakthrough with any of these cleaner technologies could result in higher, faster recoveries with reduced waste, as well as a streamlined permitting process and lower long-term reclamation costs.

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

The Company issued 1,758,181 additional shares in November 2018.

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

Downtown Silver Springs, LLC, a wholly-owned subsidiary of the Company, holds a contract for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada. On February 25, 2019, the Company entered into an agreement to sell its rights under the purchase agreement for $3.4 million, as adjusted, dollar for dollar, for any additional deposits made by the purchaser of the option to the seller of the property, on behalf of DTSS. The purchaser has not paid the deposit of $12,500 that was due on February 25, 2019. After closing, the Company will retain a right to receive 3% of the amount of the carried interest that the general partner of the fund that purchased such property is due to receive after all costs, expenses, investor hurdles and returns are deducted from the gross proceeds arising from any gain with respect to such property by the buyer.

The Gold Hill Hotel is listed for sale for $1 million. The Gold Hill Hotel has been consistently cash positive over the past two years. The Daney Ranch is listed for sale for $3.9 million.

Outlook

Our annual operating expenses are planned at just over $4.0 million, with approximately $1.2 million of that amount currently being reimbursed under the existing Tonogold Option Agreement. We anticipate an additional $1 million in annualized savings, or a total of $2.2 million annually, upon closing the Tonogold Agreement, on or before August 31, 2019. This would result in an early extinguishment of the entirety of our approximately $6.1 million outstanding Senior Secured Debenture obligation as of July 29, 2019, eliminating about $0.7 million in annualized interest expense.

The Company’s 2019 plans include advancing the commercialization of certain mining and processing technologies that the Company has been collaborated on, with partners such as MCU, Cycladex Inc. and Itronics, and additional technologies, that present nearer term revenue opportunities, and enhance our potential project economic feasibilities.

The Company plans on updating Dayton’s current resource estimate and commence activities for obtaining the local permits for the Dayton Project. The Company will also continue exploration activities southerly into Spring Valley with incremental exploration programs that include exploration and definition drilling of targets identified by geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing an updated, NI 43-101 compliant, mineral resource estimate for the Dayton Project and expanded exploration in Spring Valley in 2019.

Equity Raises

For the six months ended June 30, 2019, the Company issued 9,095,949 common shares through the 2019 Equity Agreement and the 2018 Sales Agreement. Gross proceeds were approximately $1.5 million at an average share price of $0.16.

Following is a reconciliation of the common stock based transactions as of June 30, 2019:

	Six Months Ended June 30,
	2019	2018
Shares outstanding as of beginning of period	75,338,273	47,236,103
Shares issued for:
Equity issue agreements	9,095,949	6,429,310
Purchase of Pelen, LLC membership interest	—	1,475,410
Payment for equity issue costs	1,065,778	615,605
Shares outstanding as of end of period	85,500,000	55,756,428

On June 28, 2019, the Company issued 1,083 preferred shares with gross proceeds of $1.1 million, that was received on July 1, 2019.

Subsequent to quarter-end and through August 6, 2019, the Company issued a total of 9,491,386 shares of common stock as follows:

•4,500,000 shares of common stock with a value of $850,000 to MCU;
•3,054,796 shares of common stock for $450,000, under the 2019 Equity Agreement;
•1,936,590 shares of common stock were issued to Temple, upon conversion of 274 Preferred Shares.

Comparative Financial Information

The Company had two operating segments as of June 30, 2019: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	June 30, 2019	June 30, 2018	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	44,184	28,815	15,369

Costs applicable to mining revenue	505,393	728,559	(223,166)
Real estate operating costs	12,288	9,880	2,408
Exploration and mine development	241,538	248,648	(7,110)
Mine claims and costs	136,901	91,025	45,876
Environmental and reclamation	(362,826)	62,186	(425,012)
General and administrative	964,268	827,542	136,726
Total costs and expenses	1,497,562	1,967,840	(470,278)

Loss from operations	(1,453,378)	(1,939,025)	485,647
OTHER INCOME (EXPENSE)
Interest expense	(181,907)	(330,887)	148,980
Other income (expense)	(442,459)	(145,420)	(297,039)

NET LOSS	$(2,077,744)	$(2,415,332)	$337,588

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the three months ended June 30, 2019, and 2018, respectively.

Real estate revenues for the three months ended June 30, 2019 increased $15,369 as compared to the same period ended June 30, 2018, primarily related to the additional rental of a building at our processing site.

Real estate operating costs were essentially flat for the three months ended June 30, 2019, as compared to the same period ended June 30, 2018.

Costs applicable to mining revenue decreased by $0.2 million during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs decreased slightly during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018.

Mine claim and costs increased by $45,876 during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018, due to the timing of the recognition of reimbursements related to the Tonogold Option Agreement in 2018, as compared to 2019, due to the Option Agreement becoming effective in April 2018.

Environmental and reclamation decreased by $0.4 million during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018, primarily related to a reduction of $0.4 million in the long-term reclamation liability.

General and administrative expenses increased by $0.1 million during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018. Governance costs, including legal and audit increased approximately $0.4 million partially offset by certain lower, non-recurring payroll costs and by lower personal property taxes.

Interest expenses decreased by $0.1 million, during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018, a result of the pay-down on the Senior Secured Debentures in 2019 offset by an increase in additional make-whole expense and fees expense recognized as a result of those pay-downs, as well as interest expense reimbursements from the Tonogold Purchase Agreement, that began in June 2019.

Other expenses increased by $0.3 million during the three months ended June 30, 2019, as compared to the same period ended June 30, 2018, primarily related to the $0.4 million cost of issuance of the preferred shares offset by the approximately $0.2 million in make-whole expense on principal pay-downs in 2018.

Net loss was $2.1 million for the three months ended June 30, 2019, as compared to a net loss of $2.4 million for the three months ended June 30, 2018. The $0.3 million improvement in net loss is a result of decrease in depreciation expense of $0.3 million due to assets becoming fully depreciated, a $0.4 million reduction in the long-term reclamation liability, a net decrease in interest expense of $0.1 million, offset by the $0.4 million cost of issuance of preferred shares.

Six Months Ended:

	June 30, 2019	June 30, 2018	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	81,782	51,665	30,117

Costs applicable to mining revenue	1,010,785	1,457,463	(446,678)
Real estate operating costs	22,711	16,971	5,740
Exploration and mine development	466,379	458,186	8,193
Mine claims and costs	287,855	271,256	16,599
Environmental and reclamation	(308,349)	120,254	(428,603)
General and administrative	1,624,634	1,554,163	70,471
Total costs and expenses	3,104,015	3,878,293	(774,278)

Loss from operations	(3,022,233)	(3,826,628)	804,395
OTHER INCOME (EXPENSE)
Interest expense	(643,045)	(714,227)	71,182
Other income (expense)	(247,531)	(359,381)	111,850

NET LOSS	$(3,912,809)	$(4,900,236)	$987,427

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the six months ended June 30, 2019, and 2018, respectively.

Real estate revenues for the six months ended June 30, 2019 increased $30,117 as compared to the same period ended June 30, 2018, related a deposit forfeiture on the termination of the sale of the Gold Hill Hotel and to the rental of an additional building at our processing site.

Real estate operating costs increased slightly for the six months ended June 30, 2019, as compared to the same period ended June 30, 2018.

Costs applicable to mining revenue decreased by $0.4 million during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs increased slightly during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018.

Mine claim and costs increased by $16,599 during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018.

Environmental and reclamation costs decreased $0.4 million during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018, primarily related to a reduction of $0.4 million in the long-term reclamation liability.

General and administrative expenses increased by $70,471 during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018. Governance costs, including legal and audit increased approximately $0.4 million, offset by lower costs in 2019, from lower personal property taxes, payroll and other costs.

Interest expenses decreased by $71,182, during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018, a result of the pay-down on the Senior Secured Debentures in 2019 offset by an increase in additional make-whole expense and fees expense recognized as a result of those pay-downs, as well as interest expense reimbursements from the Tonogold Purchase Agreement, that began in June 2019.

Other income and expense decreased by $0.1 million, during the six months ended June 30, 2019, as compared to the same period ended June 30, 2018, related a decrease in Pelen make-whole expense of approximately $0.2 million, make-whole expense of approximately $0.2 million due to principal pay-downs in 2018, and an interest income recorded on the reclamation bond of approximately $65,000, offset by the $0.4 million costs of issuance of preferred shares.

Net loss was $3.9 million for the six months ended June 30, 2019, as compared to a net loss of $4.9 million for the six months ended June 30, 2018. The $1.0 million improvement in net loss is primarily a result of decrease in depreciation expense of $0.5 million, the decrease in the Pelen make whole expense of $0.2 million and a credit of $0.4 million to expense related the reduction in the long-term reclamation liability, offset by the $0.4 million costs of issuance of preferred shares.

Liquidity and Capital Resources

The Company had total assets of $34.2 million, total current assets of $11.7 million, current liabilities of $10.6 million and net current assets of $1.1 million, including cash and cash equivalents of $0.1 million at June 30, 2019. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $10.0 million in unused capacity, before consideration of fees due at the time of borrowing and the 2019 Equity Agreement with Murray FO, LLC ("Murray"), with aggregate unused capacity of $4.3 million as of June 30, 2019, pursuant to the Company’s shelf registration statement on Form S-3, filed on February 26, 2019. These capital resources are in addition to certain planned non-mining asset sales and proceeds of the transaction contemplated by the Tonogold Agreement, including an additional $0.5 million received subsequent to June 30, 2019.

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2019, as compared to net cash used in operating activities of $2.2 million for the six months ended June 30, 2018, a decrease of $0.5 million, resulting from a decrease in costs, including an increase in the Tonogold reimbursement of costs per the Option Agreement and Purchase Agreements.

Net cash provided by investing activities for the six months ended June 30, 2019, was $1.9 million, primarily relating to $3.1 million deposits on the sale of the Lucerne mine properties and related permits to Tonogold, offset by $1.1 million in deposits and payments on the purchase of DTSS and the related non-refundable deposits on the option on the purchase of land. Net cash used in investing activities for the six months ended June 30, 2018, was $0.2 million, primarily a non-refundable deposit on the option to purchase land.

Net cash used by financing activities for the six months ended June 30, 2019, was $0.6 million, comprised of the pay-down of long-term debt of $1.9 million offset by the net proceeds of $1.3 million from the sale common shares. Net cash provided by financing activities for the six months ended June 30, 2018, was $1.8 million, comprised of the $2.0 million payment received from Tonogold on the Option Agreement and the net proceeds of $1.7 million from the sale common shares, offset by the pay-down of long-term debt of $1.9 million.

The Tonogold Agreement is expected to provide up to $11.5 million in cash to the Company in 2019. When received, the cash will be used to pay-down the Senior Secured Debenture. The Tonogold Agreement also relieves the Company of $8 million in long-term obligations, primarily $7.2 million for the Northern Comstock annual mine claims and $0.8 million other Lucerne-specific reclamation liabilities with Storey County, Nevada and the State of Nevada. The Tonogold Agreement subsidizes an additional $1 million of annual costs (in addition to current reimbursements of approximately $1.2 million per annum, for a total, post-transaction-closing reduction of approximately $2.2 million of operating savings per annum).

On February 25, 2019, the Company entered into agreements to sell one non-mining asset, that is, the 98-acre certified industrial site and related water rights, and to sell the purchase agreement and option on the 160 acres of land, all located in Silver Springs, NV, for a total of $10.6 million plus a residual 3% future share of the profit. The transactions are expected to be finalized in 2019, and the Company expects to record a gain of approximately $5.0 million.

The Company has recurring net losses from operations and an accumulated deficit of $236.0 million as of June 30, 2019. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the sources of funding detailed above.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended June 30, 2019, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA's due process claim and issued its ruling from the bench.  The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights.  The Court, therefore, denied CRA's claim for violations of due process. On July 11, 2019, the Court issued and filed the formal written order confirming the ruling.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint in the First Judicial District Court of the State of Nevada, in Storey County, against the Company, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and Precious is seeking $510,000 in damages. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious Royalty and filed a counter-claim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counter-claim. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2019, the Company issued MCU 4,500,000 shares of Common Stock with a value of $850,000, pursuant to the MCU Agreement. The issuance was exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Item 5. Other Information.

Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing or Notice of Delisting

On June 24, 2019, the Company received notice from the NYSE American LLC (“NYSE”) that it was not compliant with the NYSE’s low selling price rule 1003(f)(v) and would have six months to cure such noncompliance.

Item 6. Exhibits.

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2019, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	August 14, 2019	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: President, Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)