Form 10-Q
period 2019-09-30
Comstock Mining Inc.
filed 2019-11-04
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
117 American Flat Road
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at October 25, 2019, was 126,970,215.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$276,649	$488,657
Assets held for sale, Net (Note 2)	6,902,600	5,363,403
Prepaid expenses and other current assets (Note 3)	5,232,119	2,712,202
Total current assets	12,411,368	8,564,262

MINERAL RIGHTS AND PROPERTIES, Net	5,690,885	7,205,081
PROPERTIES, PLANT AND EQUIPMENT, Net (Note 4)	8,197,249	9,742,120
RECLAMATION BOND DEPOSIT	2,680,347	2,622,544
RETIREMENT OBLIGATION ASSET (Note 5)	152,456	203,274
INVESTMENT IN PREFERRED SHARES (Note 16)	5,650,000	—
OTHER ASSETS	625,149	274,444

TOTAL ASSETS	$35,407,454	$28,611,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$806,215	$405,146
Accrued expenses and other liabilities (Note 6)	1,274,839	1,674,733
Deferred liabilities (Note 16)	9,915,596	—
Long-term debt– current portion (Note 7)	323,415	309,843
Total current liabilities	12,320,065	2,389,722

LONG-TERM LIABILITIES:
Long-term debt (Note 7)	6,618,823	8,857,870
Long-term reclamation liability (Note 8)	7,048,203	7,441,091
Other liabilities	531,416	538,140
Total long-term liabilities	14,198,442	16,837,101

Total liabilities	26,518,507	19,226,823

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized; no shares issued and/or outstanding at September 30, 2019, and December 31, 2018	—	—
Common stock, $.000666 par value, 790,000,000 shares authorized, 116,230,203 and 75,338,273 shares issued and outstanding at September 30, 2019, and December 31, 2018, respectively	77,409	50,175
Additional paid-in capital	244,422,620	241,419,897
Accumulated deficit	(235,611,082)	(232,085,170)

Total stockholders’ equity	8,888,947	9,384,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,407,454	$28,611,725

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	48,350	32,281	130,132	83,946
Total revenues	48,350	32,281	130,132	83,946

COSTS AND EXPENSES
Costs applicable to mining revenue	318,537	717,155	1,329,322	2,174,618
Real estate operating costs	8,651	12,887	31,362	29,858
Exploration and mine development	109,189	241,902	576,594	700,088
Mine claims and costs	(324,027)	(291,602)	(36,172)	(20,346)
Environmental and reclamation	30,590	88,612	(278,784)	208,866
General and administrative	697,793	801,157	2,322,428	2,355,320
Total costs and expenses	840,733	1,570,111	3,944,750	5,448,404

LOSS FROM OPERATIONS	(792,383)	(1,537,830)	(3,814,618)	(5,364,458)

OTHER INCOME (EXPENSE)
Interest expense	(179,588)	(340,548)	(822,632)	(1,054,775)
Other income (expense)	1,358,868	(166,732)	1,111,338	(526,113)
Total other income (expense), net	1,179,280	(507,280)	288,706	(1,580,888)

INCOME (LOSS) BEFORE INCOME TAXES	386,897	(2,045,110)	(3,525,912)	(6,945,346)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$386,897	$(2,045,110)	$(3,525,912)	$(6,945,346)

Net income (loss) per common share – basic and diluted	$0.00	$(0.03)	$(0.04)	$(0.13)

Weighted average common shares outstanding — basic and diluted	100,062,905	58,531,058	87,482,183	54,755,753

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock				Common Stock				Additional Paid-in Capital	Accumulated Deficit
	Shares		Amount		Shares		Amount		Amount	Amount	Total
BALANCE - January 1, 2019	—		$—		75,338,273		$50,175		$241,419,897	$(232,085,170)	$9,384,902

Issuance of common stock	—		—		5,452,000		3,631		809,930	—	813,561
Common stock issuance costs	—		—		—		—		(85,093)	—	(85,093)
Net Loss	—	—	—	—	—	—	—	—	—	(1,835,065)	(1,835,065)
BALANCE - March 31, 2019	—		—		80,790,273		53,806		242,144,734	(233,920,235)	8,278,305

Issuance of common stock	—		—		3,643,949		2,427		673,041	—	675,468
Common stock issuance costs	—		—		1,065,778		710		(126,305)	—	(125,595)
Issuance of convertible preferred stock	1,274		1		—		—		1,514,999	—	1,515,000
Net Loss	—	—	—	—	—	—	—	—	—	(2,077,744)	(2,077,744)
BALANCE - June 30, 2019	1,274		1		85,500,000		56,943		244,206,469	(235,997,979)	8,265,434

Issuance of common stock	—		—		22,498,856		14,984		2,763,854	—	2,778,838
Common stock issuance costs	—		—		—		—		(60,772)	—	(60,772)
Preferred stock converted to common	(1,274)		(1)		—		—		(1,514,999)	—	(1,515,000)
Payment for mineral rights	—		—		3,731,347		2,485		480,015	—	482,500
Investment in Mercury Clean Up LLC	—		—		4,500,000		2,997		748,053	—	751,050
Termination of share option with Tonogold	—		—		—		—		(2,200,000)	—	(2,200,000)
Net lncome	—		—		—		—		—	386,897	386,897
BALANCE - September 30, 2019	—		$—		116,230,203		$77,409		$244,422,620	$(235,611,082)	$8,888,947

	Preferred Stock				Common Stock				Additional Paid-in Capital	Accumulated Deficit
	Shares		Amount		Shares		Amount		Amount	Amount	Total
BALANCE - January 1, 2018	—		—		47,236,103		$31,459		$234,438,057	$(222,604,417)	$11,865,099

Issuance of common stock	—		—		4,064,310		2,707		1,182,745	—	1,185,452
Common stock issuance costs	—		—		615,605		410		(52,978)	—	(52,568)
Purchase of membership interests	—		—		1,475,410		983		(983)	—	—
Net Loss	—	—	—	—	—	—	—	—	—	(2,484,903)	(2,484,903)
BALANCE - March 31, 2018	—		—		53,391,428		35,559		235,566,841	(225,089,320)	10,513,080

Issuance of common stock	—		—		2,365,000		1,575		608,833	—	610,408
Common stock issuance costs	—		—		—		—		(275)	—	(275)
Issuance of share options with Tonogold at fair value	—		—		—		—		2,000,000	—	2,000,000
Net Loss	—	—	—	—	—		—		—	(2,415,332)	(2,415,332)
BALANCE - June 30, 2018	—		—		55,756,428		37,134		238,175,399	(227,504,652)	10,707,881

Issuance of common stock	—		—		12,060,273		8,032		1,979,548	—	1,987,580
Common stock issuance costs	—		—		261,628		174		(31,606)	—	(31,432)
Payment for mineral rights	—		—		2,774,490		1,848		480,653	—	482,501
Net Loss	—	—	—	—	—	—	—	—	—	(2,045,110)	(2,045,110)
BALANCE - September 30, 2018	—		$—		70,852,819		$47,188		$240,603,994	$(229,549,762)	$11,101,420

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(3,525,912)	$(6,945,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	1,573,236	2,468,817
(Reduction) accretion of reclamation liability	(392,888)	17,233
Gain on sale of properties, plant, and equipment	(3,125)	(26,000)
Amortization of debt discounts and issuance costs	174,254	282,708
Net loss on early retirement of long-term debt	284,647	164,751
Payment-in-kind interest expense	470,246	437,852
Cancellation of Tonogold share option	(2,200,000)	—
Change in make-whole liability with Pelen, LLC	46,591	369,000
Change on make-whole liability - MCU	370,750	—
Mark to market Tonogold preferred shares	332,263	—
Preferred shares issuance expense	432,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(72,515)	(775,311)
Accounts payable	401,069	24,633
Accrued expenses and other liabilities	(173,127)	484,443
NET CASH USED IN OPERATING ACTIVITIES	(2,282,511)	(3,497,220)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	396	376
Proceeds from sale of mineral rights and properties, plant, and equipment	3,125	26,000
Proceeds from deposits on Membership Interest Purchase Agreement	3,925,000	—
Purchase of mineral rights and properties, plant and equipment	(1,635,000)	(1,055,631)
Investment in Sierra Springs Opportunity Fund	(225,000)	—
Investment in Mercury Clean Up LLC	(350,000)	—
Change in reclamation bond deposit	(57,803)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,660,718	(1,029,255)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,154,622)	(2,000,631)
Proceeds from the issuance of share option with Tonogold	—	2,000,000
Proceeds from the issuance of common stock	3,835,867	3,783,442
Common stock issuance costs	(271,460)	(84,276)
NET CASH PROVIDED BY FINANCING ACTIVITIES	409,785	3,698,535
DECREASE IN CASH AND CASH EQUIVALENTS	(212,008)	(827,940)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,657	2,066,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$276,649	$1,238,778

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$66,854	$99,092
		(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash operating, investing and financing activities:
Receipt of preferred shares of Tonogold	$5,650,000	$—
Advance payment received on Membership Interest Purchase Agreement (Note 16)	$5,982,263	$—
Issuance of common stock for mineral lease	$482,500	$—
Issuance of common stock to pay for common stock issuance costs	$—	$245,000
Issuance of common stock (in advance) to purchase Pelen membership interest	$—	$585,000
Issuance of common stock (in advance) to purchase MCU membership interest	$751,050

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2019 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation

The interim condensed consolidated financial statements of Comstock Mining Inc. and subsidiaries (“Comstock”, the “Company”, “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation are included. Operating results for the three and nine month periods ended September 30, 2019, may not be indicative of the results expected for the year ended December 31, 2019. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Management Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and contemplates the Company's continuation as a going concern.

The Company has recurring net losses from operations and an accumulated deficit of $235.6 million at September 30, 2019. For the nine month period ended September 30, 2019, the Company incurred a net loss of $3.5 million and used $2.3 million of cash in operations. As of September 30, 2019, the Company had cash and cash equivalents of $0.3 million, current assets of $12.4 million and current liabilities of $12.3 million, resulting in current working capital of approximately $0.1 million.

The Company’s current capital resources include cash and cash equivalents and other net working capital resources, an equity purchase agreement capacity and a loan commitment agreement with $9.5 million in unused capacity after consideration of fees due at the time of borrowing. These capital resources are in addition to the planned asset sales.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston. On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the purchase of up to $50.0 million of the Company’s securities, from time to time. In February 2019, the Company also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. On September 20, 2019, the Company filed a prospectus that terminated any remaining sales pursuant to the 2019 Equity Agreement.

On September 26, 2019, the Company entered into new agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell the industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The agreements require the transactions to close before December 15, 2019. On September 15, 2019, and effective September 25, 2019, the Company terminated previous agreements with a different third party to sell the 98 acres and to sell DTSS.

On September 20, 2019, the Company and Tonogold Resources Inc. ("Tonogold") agreed to extend the closing date on the sale of the membership interests in Comstock Mining LLC through the Membership Purchase Agreement (the "Tonogold Agreement") to October 15, 2019. Through September 30, 2019 the Company received $3.925 million in non-refundable deposits relating to the Tonogold Agreement and used approximately $2.8 million of these proceeds to reduce its 11% Senior Secured Debenture (the "Debenture") down to approximately $6.4 million. Between May 2019 and August 2019, the Company has also received $4.75 million in in non-refundable Tonogold Convertible Preferred Stock (“CPS”), and recorded the investment at its indicated fair market value of $5.65 million. The CPS is convertible in May 2020, at the lowest of Tonogold’s (1) 20-day volume-weighted closing price prior to conversion, (2) most recent private placement or (3) public offering price. Tonogold must pay $3.625 million in cash in October 2019, and $3.95 million in cash between January and June, 2020, for the purchase of the entity that owns the Lucerne mine properties.

On October 14, 2019, the Company and Tonogold amended the Tonogold Agreement and Tonogold elected to extend the closing date to October 31, 2019, upon payment of an additional non-refundable cash deposit of $0.3 million, and an extension fee of $0.25 million in CPS, which have been received. Tonogold may elect to further extend the closing date to November 10, 2019, by paying an additional non-refundable cash deposit of $1.0 million on or before October 31, 2019, and an extension fee of $0.5 million in CPS.

During 2017 and 2018, the Company received $2.2 million in total cash payments relating to an option agreement (the “Option Agreement”) with Tonogold. This agreement, signed in October 2017, was terminated effective September 18, 2019, and the associated option payments of $2.2 million were recorded as income in the three month period ended September 30, 2019.

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up LLC (“MCU”). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions to MCU. The Company's investment, payable in cash and stock, entitles it to an initial 15% of the fully-diluted equity ownership of MCU and 50% of the equity of a future joint venture formed with MCU (the “Joint Venture”). The Company has paid a total of 4,500,000 in restricted common shares and $500,000 in cash to MCU as of October 1, 2019. The contract requires additional payments of $300,000 by October 31, 2019 and $350,000 payable no later than November 30, 2019. The 4.5 million shares of restricted common shares were valued at $751,050 on July 18, 2019, and the Company recorded a make-whole liability of $370,750 at September 30, 2019, for the difference in fair value and the $850,000 committed to MCU for the value of this investment. Pursuant to the MCU Agreement, the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Venture and MCU would contribute certain other assets, entitling the Company to acquire an additional 10% of the fully-diluted equity ownership of MCU.

On June 28, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Temple Tower Group LLC (“Temple") providing for the issuance and sale to Temple of shares of the Preferred Shares for gross proceeds to the Company of $1.1 million, that was received on July 1, 2019. The Preferred Shares are convertible into the Company's common stock from time to time, at Temple’s option, subject to certain restrictions and at a 10% discount to the lowest volume weighted average price over the prior seven days. For the three-month period ended September 30, 2019, Temple converted all of the Preferred Shares for 11,202,206 common shares at average share price of $0.114 cents.

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

Comprehensive Loss

The only component of comprehensive income or loss for the three and nine month periods ended September 30, 2019, and 2018 was our net income or net loss.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and tax basis of certain recorded assets and liabilities and for tax loss carryforwards. Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable earnings. Where it is more likely than not that the deferred tax asset will not be realized, we have provided a full valuation allowance. The Company has provided full valuation allowances at September 30, 2019, and December 31, 2018, for its net deferred tax assets because we cannot conclude it is more likely than not that they will be realized.

Variable Interest Entity
During 2018, Comstock’s board approved the Company to enter into an investment in certain opportunity zone funds in northern Nevada. During 2019, Comstock invested $0.25 million into a qualified opportunity zone fund named Sierra Springs Opportunity Fund Inc. (“SSOF”) and a qualified opportunity zone business named Sierra Springs Enterprises Inc. (“SSE” solely owned by SSOF). It is anticipated that the Company could own approximately 9.5% of SSOF upon issuance of all 75 million authorized shares to investors. SSOF currently has $1.25 million in deposits from investors, including Comstock.

On September 26, 2019 the Company entered into agreements with SSE to sell industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The Company’s chief executive officer is expected to be the president and a director of SSOF and an executive of SSE.

In conjunction with its investment in SSOF, the Company evaluated whether consolidation is required according to ASC 810, Consolidation. As SSOF is a legal entity, does not meet any scope exceptions, the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk, the Company concluded SSOF is a variable interest entity (“VIE”). However, the Company has concluded it does not meet the power threshold even though the Company’s CEO is an executive of SSOF as no one individual has unilateral control over significant decisions of SSOF and consent is required from other current investors.

Comstock’s $0.25 million investment in SSOF is recorded in the condensed consolidated balance sheets at September 30, 2019 in Other assets. Comstock’s maximum exposure to loss as a result of its involvement with SSE at September 30, 2019 is limited to its current investment.

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

2. Assets Held For Sale

The Company has committed to a plan to sell certain land, buildings, and water rights ("the Non-mining assets"). In January 2019, the Company also committed to a plan to sell certain mining properties. As of September 30, 2019, and December 31, 2018, the Company has assets with a net book value of $6.9 million and $5.4 million, respectively, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture described in Note 7.

Assets held for sale include:

	September 30, 2019	December 31, 2018
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Lucerne Mine (Mineral rights and properties) (Note 16)	1,539,197	—
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$6,902,600	$5,363,403

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
Land and property deposits (Note 15)	$3,250,000	$1,800,000
Mercury Clean Up Investment	1,101,050	—
Reimbursements due from Tonogold	451,566	82,951
Surety bond and insurance	180,766	475,861
Other	248,737	353,390
Total prepaid expenses and other current assets	$5,232,119	$2,712,202

4. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Land and building	$9,140,805	$9,169,605
Vehicle and equipment	2,308,773	2,319,290
Processing and laboratory	21,113,178	21,129,248
Furniture and fixtures	549,860	648,309
Construction in progress	35,190	35,190
	33,147,806	33,301,642
Less accumulated depreciation	(24,950,557)	(23,559,522)
Total properties, plant and equipment	$8,197,249	$9,742,120

During the three and nine month periods ended September 30, 2019, the Company recognized depreciation expense of $0.4 million and $1.1 million, respectively. During the three and nine month periods ended September 30, 2018, the Company recognized depreciation expense of $0.7 million and $2.3 million, respectively.

5. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining reclamation plans:

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018
Retirement obligation asset — beginning of period	$203,274	$282,745
Additional obligations incurred	—	—
Amortization of retirement obligation asset	(50,818)	(79,471)
Retirement obligation asset — end of period	$152,456	$203,274

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued make-whole for Mercury Clean Up LLC (Note 15)	$370,750	$—
Accrued make-whole for Pelen LLC (Note 15)	181,754	135,162
Accrued liability for purchase of DTSS (Note 15)	—	185,000
Accrued payroll costs	173,191	140,915
Accrued interest expense	171,444	481,946
Accrued Board of Directors fees	79,000	20,000
Accrued Northern Comstock Joint Venture	67,708	180,833
Accrued insurance liabilities	34,168	341,680
Accrued personal property tax	—	74,434
Other accrued expenses	196,824	114,763
Total accrued expenses and other liabilities	$1,274,839	$1,674,733

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required monthly and annual payments to Northern Comstock LLC.

7. Long-Term Debt

Long-term debt consisted of the following:

Note Description	September 30, 2019	December 31, 2018
Senior Secured Debenture (GF Comstock 2) - 11% interest, due 2021.	$6,419,112	$8,872,663
Note Payable (Caterpillar Financial Services) - 5.75% interest.	725,021	955,845
Total debt	7,144,133	9,828,508
Less: long-term debt discounts and issuance costs	(201,895)	(660,795)
Total debt, net of discounts and issuance costs	6,942,238	9,167,713
Less: current maturities	(323,415)	(309,843)
Long-term debt, net of discounts and issuance costs	$6,618,823	$8,857,870

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due 2021 in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000 if paid any time prior to or at maturity. At September 30, 2019, the remaining balance on the Make Whole obligation was $332,301. Total principal on the Debenture is due on January 13, 2021. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

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

8. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018
Long-term reclamation liability — beginning of period	$7,441,091	$7,417,680
Additional obligations incurred	—	—
Reduction of obligation	(410,018)	—
Accretion of reclamation liability	17,130	23,411
Long-term reclamation liability — end of period	$7,048,203	$7,441,091

Reclamation Liability Reduction by NDEP

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

9. Leases

The Company has an operating lease for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease.

For the three and nine month period ended September 30, 2019, the fixed operating lease expense was $2,250 and $6,750, respectively with a remaining term of 9.1 years.

Supplemental cash flow information related to the Company's operating lease for the nine months ended September 30, 2019, are as follows:

Cash paid for amounts included in the measurement of lease liabilities	$6,750
Right-of-use assets obtained in exchange for operating lease obligations	$2,909

The Company has the following lease balances recorded in the condensed consolidated balance sheet as follows:

Lease Assets and Liabilities	Classification	September 30, 2019
Operating lease right-of-use asset	Other assets	$48,536

Operating lease liability - current	Accrued expenses and other liabilities	$9,000
Operating lease liability - long-term	Other liabilities	39,845
Total operating lease liabilities		$48,845

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2019	$2,250
2020	9,050
2021	9,350
2022	9,650
2023	9,950
Thereafter	52,300
Total operating lease payments	92,550
Less: Imputed interest	43,705
Present value of lease liabilities	$48,845

10. Commitments and Contingencies

The Company has minimum royalty obligations with certain of its mineral properties and leases. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter revenues ("NSR") from minerals produced on the properties, with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of gold.

The Company’s mining and exploration activities are subject to various laws and regulations for protecting the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to continue making expenditures to comply with such laws and regulations, but cannot fully predict such future expenditures.

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court in Lyon County, Nevada (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners in 2014 (the “Application”).

Prior to the approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Nevada. In April 2015, the District Court ruled in favor of the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. On December 9, 2015, Appellants filed their Opening Brief in the Nevada Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016, the Company and the

Commissioners jointly filed an Answering Brief. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. Oral arguments before a three-judge panel took place on September 14, 2016.

On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law or any other statutes.

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery and allowed the CRA the time to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was also allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA's due process claim and issued its ruling from the bench.  The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights. The Court, therefore, denied CRA's due process claim. On July 11, 2019, the Court issued and filed a formal judgment in favor of Lyon County and Comstock Mining. The Company and Lyon County have filed a motion to recover attorney's fees and costs from the CRA. On August 14, 2019, the CRA filed a Notice of Appeal.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious Royalty and filed a counter-claim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counter-claim. Discovery has commenced and a four-day trial has been set for July 20, 2020. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

11. Stockholders’ Equity

Convertible Preferred Stock

On June 28, 2019, the Company entered into the Securities Purchase Agreement with Temple Tower Group LLC ("Temple") providing for the issuance and sale to Temple of 1,274 Preferred Shares with a stated value of $1,000 per share, for net proceeds to the Company of $1.1 million with 191 of the Preferred Shares representing due diligence fees. The net proceeds of $1.1 million in cash were received on July 1, 2019. The total of 1,274 Preferred Shares issued on June 28, 2019 had a stated value of $1.3 million and a fair value of $1.5 million based on a third-party valuation study. The Company recorded the difference between the proceeds of $1.1 million and the fair value of $1.5 million as a cost of issuing the Preferred Shares.

The Preferred Shares were issued pursuant to the Company’s registration statement on Form S-3, and the Preferred Shares were convertible into the Company’s common stock. The number of shares issuable was determined by dividing the stated value of the Preferred Shares by the conversion price. The conversion price was calculated as 90% of the lowest reported volume-weighted average price for the Company’s common stock as reported at the close of trading on the NYSE American LLC during the seven trading days ending on, and including, the date of the notice. For the three-month period ended September 30, 2019, Temple converted all of the Preferred Shares for 11,202,206 common shares at an average share price of $0.114 cents.

Equity Offering Program

Effective August 2018, the Company entered into an equity sales agreement (the "2018 Sales Agreement") for the sale of up to $2.25 million in shares of the Company's common stock. As of March 31, 2019, the Company had issued 5,452,000 common shares at an average price of $0.14 cents per share shares totaling $1.7 million under the 2018 Sales Agreement. Final proceeds from the 2018 Sales Agreement were received in February 2019, and the 2018 Sales Agreement was terminated.

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the purchase of up to $50.0 million of the Company’s securities, from time to time. In February 2019, the Company also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. The Company issued 657,778 shares in commitment fees and 408,000 shares for due diligence fees to Murray FO. For the nine-month period ended September 30, 2019, the Company issued 14,940,599 common shares at an average price per share of $0.13 cents per share. On September 20, 2019, the Company filed a prospectus that terminated any remaining sales pursuant to the Murray FO agreement.

Following is a reconciliation of the equity transactions for nine months ended September 30, 2019, and 2018, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Number of shares sold	31,594,805	18,489,583

Gross cash proceeds	$3,835,867	$3,783,442
Fees	271,460	84,276
Net proceeds	$3,564,407	$3,699,166

Average price per share	$0.12	$0.20

In January 2018, the Company issued 1,475,410 shares of restricted stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC (Note 15).

Subsequent to quarter-end and through October 25, 2019, the Company issued 10,740,012 common shares through the Leviston Equity Agreement including 1,424,262 shares in payment for equity issue costs.  Gross proceeds were approximately $0.8 million at an average share price of $0.09.

12. Net Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended						Nine Months Ended
	March 30,		June 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Numerator:
Net income (loss)	$(1,835,065)	$(2,484,903)	$(2,077,744)	$(2,415,332)	$386,897	$(2,045,110)	$(3,525,912)	$(6,945,346)

Denominator:
Basic and diluted weighted average shares outstanding	79,080,429	49,863,424	83,072,638	53,834,285	100,062,905	58,531,058	87,482,183	54,755,753

Net income (loss) per common share:
Basic and Diluted	$(0.02)	$(0.05)	$(0.03)	$(0.04)	$0.00	$(0.03)	$(0.04)	$(0.13)

13. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

The following table presents our assets and liabilities at September 30, 2019 which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		September 30, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 16)	$5,650,000	—	—	$5,650,000
Total Assets	$5,650,000	$—	$—	$5,650,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 15)	$181,754	$—	$181,754	$—
Accrued make-whole for Mercury Clean Up LLC (Note 15)	370,750	—	370,750	—
Total Liabilities	$552,504	$—	$552,504	$—

The following table presents our liabilities at December 31, 2018 which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Accrued make-whole for Pelen LLC (Note 15)	$135,162	$—	$135,162	$—
Total Liabilities	$135,162	$—	$135,162	$—

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

Accrued make-whole for Pelen LLC - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the Company's closing stock price of $0.11 on September 30, 2019, and $0.13 on December 31, 2018, as compared to the remaining aggregate proceeds due. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

Accrued make-whole for Mercury Clean Up LLC - The accrued make-whole is valued based on the difference between the value of the outstanding shares delivered to MCU at the Company’s closing stock price of $0.11 on September 30, 2019 and the required investment value of $850,000. Because the inputs are all observable market-based inputs, the instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At September 30, 2019, and December 31, 2018, the fair value of long-term debt approximated $6.6 million and $8.9 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Mining	$—	$—	$—	$—
Real estate	48,350	32,281	130,132	83,946
Total revenue	48,350	32,281	130,132	83,946

Costs and Expenses
Mining	(832,082)	(1,557,224)	(3,913,388)	(5,418,546)
Real estate	(8,651)	(12,887)	(31,362)	(29,858)
Total costs and expenses	(840,733)	(1,570,111)	(3,944,750)	(5,448,404)

Operating Income (Loss)
Mining	(832,082)	(1,557,224)	(3,913,388)	(5,418,546)
Real estate	39,699	19,394	98,770	54,088
Total loss from operations	(792,383)	(1,537,830)	(3,814,618)	(5,364,458)

Other income (expense), net	1,179,280	(507,280)	288,706	(1,580,888)
Net income (loss)	$386,897	$(2,045,110)	$(3,525,912)	$(6,945,346)

Capital Expenditures
Mining	$—	$800,000	$—	$1,305,631
Real estate	550,000	—	1,635,000	—
Total capital expenditures	$550,000	$800,000	$1,635,000	$1,305,631

Depreciation, Amortization, and Depletion
Mining	$396,910	$1,631,007	$1,565,841	$2,461,422
Real estate	2,465	4,930	7,395	7,395
Total depreciation, amortization, and depletion	$399,375	$1,635,937	$1,573,236	$2,468,817

	As of September 30,	As of December 31,
	2019	2018
Assets
Mining	$27,598,489	$21,166,231
Real estate	7,808,965	7,445,494
Total assets	$35,407,454	$28,611,725

15. Acquisition Agreements

Mercury Clean Up LLC

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up LLC (“MCU”). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash and stock, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

On July 18, 2019, the Company issued 4.5 million shares of restricted common stock to fund $850,000 of the MCU acquisition. The Company has paid MCU a total of $500,000 in cash as of September 30, 2019. The contract requires additional payments of $300,000 payable by October 31, 2019, and $350,000 payable by November 30, 2019. If there is insufficient working capital from the stock proceeds to fund the plans of MCU, the Company will fund MCU up to $100,000 per month, starting in the seventh month after the MCU Agreement, in lieu of the stock, as required based upon the mutually agreed upon capital plan. This additional funding applies directly, dollar for dollar, towards the Company’s investments commitments. The Company recorded a make-whole liability of $370,750 based on the difference between the value of the outstanding shares delivered to MCU at the Company’s closing stock price of $0.11 on September 30, 2019 and the required investment value of $850,000.

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU will receive the mercury remediation and recovery system at the Company’s American Flat facility during the fourth quarter of 2019. The goal of the pilot is to process approximately five to twenty-five tons of ore and sediment per hour, and thoroughly test and confirm the technical and commercial viability of the system and its processes.

Based on successful proof of economic viability, the Company has the rights to coordinate an additional $3 million in financing for the Joint Ventures and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Such financing entitles the Company to acquire an additional 10% of the fully-diluted equity interests of MCU.

Pelen, LLC

In January 2018, the Company issued 1,475,410 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $0.6 million either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $0.6 million, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election. In November 2018, the Company issued 1,758,181 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a "Cut-Off" date of December 31, 2019, for closing the transaction and any unsold shares will be returned to the Company, with the Company required to make up any shortfall in cash. As of September 30, 2019, the purchase has not closed and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $181,754 at September 30, 2019, representing the value of the shortfall based on the actual sales of shares and the share price as of September 30, 2019. These amounts are recorded within accrued expenses in the condensed consolidated balance sheet.

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

The agreement to purchase the land allows the holder of the option to purchase the land for approximately $3.2 million, plus 4% interest less deposits made through July 29, 2019 totaling $2.4 million. The current amendment requires a series of non-

refundable deposits totaling $0.5 million due monthly and to close the land purchase by December 9, 2019 with the remaining balance due of approximately $0.3 million including interest.
The DTSS acquisition was accounted for as an asset acquisition as it was determined that the operations of DTSS do not meet the definition of a business. The Company paid total consideration of $2.75 million, as of September 30, 2019, which consists of (1) $2.25 million in non-refundable cash deposits, which are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets that will reduce the final purchase price of the land parcel, and (2) $0.5 million cash payments to the former membership interest holders of DTSS. As the contract for acquiring the property expires in December 2019, the consideration has been recorded in prepaid expenses.

16. Sale, Option and Lease Agreements with Tonogold Resources Inc. ("Tonogold")

There are two current agreements between Comstock and Tonogold: the Membership Interest Purchase Agreement and the Mineral Exploration and Mining Lease. A Lease Option Agreement for the Company's American Flat processing facility becomes effective once the Membership Interest Purchase Agreement is closed. The 2017 Option Agreement was terminated.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as amended on April 30, 2019, May 22, 2019, June 21, 2019, August 15, 2019, September 20, 2019, and October 14, 2019, to sell its interests in Comstock Mining LLC, a wholly-owned subsidiary of Comstock (“CML”), whose sole asset is the Lucerne properties and related permits to Tonogold (the “Tonogold Agreement”), with a closing date no later than November 10, 2019. The latest restated amendment requires a purchase price of $16.5 million, Tonogold will also guarantee the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and also assume certain reclamation liabilities, both total approximately $7.0 million. The Company also retains a 1.5% net smelter return royalty on the Lucerne properties.

For the nine months ended September 30, 2019, the Company has received $3.925 million in non-refundable cash deposits relating to the Tonogold Agreement and $4.75 million in CPS payments, recorded on September 30, 2019 at a fair value of $5.65 million, for total payment value, recorded at a fair value, of $9.575 million. The Company also recorded the following Deferred Liabilities associated with these cash and stock payments until the transaction closes. The Company has also recorded a deferred liability for the mineral lease payments received in advance but not yet earned.

Tonogold Deferred Liabilities:

	September 30, 2019	December 31, 2018
Cash payments (non-refundable)	$3,925,000	$0
Convertible Preferred Stock payments at fair value (non-refundable)	5,650,000	—
Mark to market adjustment for Convertible Preferred Stock	332,263	—
Mineral Lease payment (in advance)	8,333	—
Total Deferred Liabilities	$9,915,596	$0

Upon closing, the Company expects to recognize a gain representing the difference between the consideration received and the net book value of CML.

The CPS is all convertible into Tonogold common stock in May 2020, at the lowest of Tonogold’s (1) 20-day volume-weighted closing price prior to conversion, (2) most recent private placement or (3) public offering price. Under U.S. GAAP, the Company has the irrevocable option to report certain financial assets and liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings. This option was elected for the treatment of the $4.75 million of CPS received on May 31, 2019 ($3.92 million), and August 30, 2019 ($0.83 million). For the three months ended September 30, 2019, the Company recorded a $0.3 million expense in net earnings for the change in fair market value.

Tonogold is required to pay $3.625 million in cash by November 10, 2019, for 50.3% of the membership interest in CML. The remaining $3.95 million of the cash purchase price will be secured by a loan with payments of at least $650 thousand each month from January through June 2020. With each payment, the Company will transfer a proportional share of the membership interests. The final 23.33% of the membership interests, based on the CPS, will be delivered when the loan has been paid in full or when the Company is eligible to sell the CPS for cash without restriction, whichever occurs first.

On October 14, 2019, the Company and Tonogold amended the Tonogold Agreement to extend the closing date to October 31, 2019, upon payment of an additional non-refundable cash deposit of $0.3 million by October 18, 2019, and an extension fee of $0.25 million in CPS, which has been paid. Tonogold may elect to further extend the closing date to November 10, 2019, by paying an additional non-refundable cash deposit of $1.0 million on or before October 31, 2019, and an extension fee of $0.5 million in CPS.

Mineral Exploration and Mining Lease for Storey County Properties

Effective September 16, 2019, the Company entered into a ten-year, renewable mineral lease with Tonogold for certain mineral properties owned or controlled by the Company in Storey County, Nevada (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials.

The initial term of the Exploration Lease (the "Exploration Term") is 10 years with a provision for Tonogold to automatically renew for a second 10-year term (the "Development Term" provided that Tonogold spends at least $5 million for exploration and related activities during the Exploration Term. The Exploration Lease allows for automatic renewal for a third term (the "Production Term") that extends through the published production schedule and mine plans, provided that Tonogold spends another $5 million on exploration and engineering and delivers an economic feasibility study during the Development Term. The Production Term continues unless and until a period of 180 days elapses without exploration, development, mining or processing operations.

Tonogold will pay a quarterly lease fee of $10 thousand, in advance. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold will also reimburse the Company for all costs associated with owning the properties. The lease also provides for royalty payments after mining operations commence. For the first year following the commencement of mining, royalties will be paid at the rate of 3% of net smelter returns ("NSR") for the properties. The rate will be reduced to 1.5% of NSR thereafter. The Company accounts for the Exploration Lease as an operating lease.

Lease Option Agreement for the American Flat Processing Facility

The Company also agreed that commencing upon the closing of the sale of CML, it will enter into a new lease-option agreement to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine (the "Lease Option Agreement"). Under this Lease Option Agreement, Tonogold will be required to reimburse the Company approximately $1.1 million in expenses per year to maintain the option. If such option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15.0 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company.

Option Agreement

During 2017 and 2018, the Company received a total of $2.2 million in cash payments relating to an option agreement (the “Option Agreement”) with Tonogold. This agreement, signed in October 2017, was terminated effective September 20, 2019, and the associated option payments of $2.2 million were recorded as other income in the three months ended September 30, 2019.

Other

For the three and nine month periods ended September 30, 2019 the Company has received reimbursements from Tonogold totaling $0.9 million and $1.3 million respectively. In October, the Company collected all of the $0.5 million accrued and receivable at September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the nine month period ended September 30, 2019. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2018.

Overview

The Company is a Nevada-based, gold and silver mining company with extensive, contiguous property in the Comstock District and is an emerging leader in sustainable, responsible mining and is currently commercializing environment-enhancing, precious-metal-based technologies, products, and processes for precious metal recovery.

The Company began acquiring properties in the Comstock District in 2003. Since then, the Company has consolidated a significant portion of the Comstock District, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. The Company continues evaluating and acquiring properties inside and outside the district, expanding its footprint and evaluating all of our existing and prospective opportunities for further exploration, development and mining. The Company’s goal is to grow per-share value by commercializing environment-enhancing, precious-metal-based products and processes that generate predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform.

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

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historical information from private and public sources. We integrate this data with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

Comstock Realignment
Land Position 2019
Legend
V&T Railroad
SUP
Counties
Sections
Comstock Real Estate Inc
Patent & Fee
Comstock Mining LLC
Patent & Fee
Unpatented
Comstock Processing LLC
Patent & Fee
Unpatented
Comstock Northern Exploration LLC
Patent & Fee
Unpatented
Comstock Exploration & Development LLC
Unpatented
Patent & Fee
Leased Properties
Unpatented
Patent & Fee
N
Feet
0 750 1,500 3,000
1 inch = 3,594 feet
As-of: 08-30-2019

Figure 1 - Comstock Mining's Land Position in the Comstock District

During 2019, the Company’s Board of Directors approved a transformational strategy focused on high-value, cash-generating, precious metal-based activities, (the “Strategic Focus”) including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies.

The Company advanced the Strategic Focus by facilitating the formation of a qualified opportunity zone fund named Sierra Springs Opportunity Fund Inc. and a qualified opportunity zone business named Sierra Springs Enterprises Inc. Sierra Springs Enterprises, Inc. has formally agreed to acquire Comstock’s non-mining assets and has also secured over a dozen independent projects, including the development of the Silver Springs Airport, a centrally located regional airport, the acquisition of certain exceptionally well located and adjacent lands and water rights, and the rights to a number of conservation-based, non-mining businesses. These businesses include a Tahoe-based, high pH spring water, an agricultural-ready manufacturing and processing facility and a business to manufacture and sell a totally compostable green bottle and cap, designed to displace single-use petroleum-based plastics.

Comstock Mining's Corporate Realignment

Figure 2 - Comstock's Corporate Realignment

Current Projects

The Company completed the realignment during 2019, such that the new corporate structure is now well aligned with the Strategic Focus. Comstock Mining Inc. remains as the parent company that wholly owns the realigned subsidiaries. Comstock Mining LLC owns or controls the Lucerne properties, including those contained in the Northern Comstock Joint Venture. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County mining claims and exploration targets, primarily located north of the Lucerne properties, including the Gold Hill targets and the Occidental Lode. Comstock Exploration & Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns the Silver Springs properties and water rights. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel assets.

Exploration and Development

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our collaboration with Tonogold Resources Inc. (“Tonogold”) the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and the Gold Hill group of exploration targets, to Tonogold, who has plans for near-term exploration and ultimately development towards economic feasibility on those assets. We are developing exploration plans for the remaining areas, primarily the Spring Valley group that we view as an extension of the Dayton resource area.

The Company's district-wide plans contemplate the exploration and development of specific, identified geological target areas across the District, that the Company has organized into Comstock Exploration and Development LLC, the Company’s wholly owned subsidiary representing the Dayton and Spring Valley areas, Comstock Northern Exploration LLC representing the Occidental and Gold Hill groups of exploration targets now leased to Tonogold, and Comstock Mining LLC representing the Lucerne resource area that Tonogold has agreed to acquire. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver.

The Company retained royalties ranging from 1.5% to 3.0% on the Lucerne and Northern Exploration properties.

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
4,000
Feet
1 inch = 2,000 feet

Figure 3 - General Overview of Priority Exploration Targets

Comstock Processing LLC (100% owner of the American Flat Processing Facility)

Figure 4: American Flat Processing Facility

The processing facility is in the American Flat area of Gold Hill, NV, less than a mile west of Lucerne, and operated 24 hours per day, seven days per week, for substantially all of 2013 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the property, plant, equipment and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat, Virginia City, NV. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, Comstock Processing has entered into two agreements that leverage its platform for nearer-term cash generation; the definitive agreement with Mercury Clean Up LLC (“MCU”) and the option to lease the facilities to Tonogold.

CPL’s Venture with Mercury Clean Up LLC

The first agreement is with MCU, to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, world-wide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and is working on at least one major, international remediation project. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new growth opportunity consistent with the Company’s Strategic Focus.

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

Through September 30, 2019, the Company has invested $1.2 million out of a total $2 million committed into MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform. Upon successful feasibility, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. The Company has the rights to invest in up to 25% of MCU and separately, 50% of the joint venture.

Over the past seven years, Comstock has implemented several approved plans, by the Nevada Division of Environmental Protection (“NDEP”), intended to address NDEP’s and the U.S. Environmental Protection Agency (“EPA”) protocols, guidance and goals for sampling, characterizing, transporting and managing mercury within the Carson River Mercury Superfund Site. These plans and CPL’s existing, permitted infrastructure provide an ideal platform for evaluating the efficacy of the MCU process. MCU and the Company will work closely with NDEP for any additional approvals or permits.

CPL’s Lease Option with Tonogold

The second agreement, commencing upon the closing of the sale of CML, represents an option to lease (the “Lease-Option”) the permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. Under the Lease-Option, Tonogold has already commenced reimbursing the Company $1.1 million per year to specifically reimburse the costs of maintaining the facility. If the option is exercised, Tonogold would then pay the Company a rental fee of $1 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility. After the first $15 million in rental fees are paid, the rental fee would step down to $1 million per year and $0.50 per processed ton for the next $10 million paid to the Company.

CPL and Development of Clean Technologies

The ongoing testing of alternative technologies aligns with the Company’s Strategic Focus on responsible development. A breakthrough with cleaner technologies could result in higher, faster recoveries with reduced waste, shorter permitting cycle times and lower reclamation costs.

The Company continues exploring other partners and ventures that can leverage this fully-permitted platform for the development of cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally-friendly, and economically enhancing mining technologies.

Comstock Exploration & Development (100% owner of the Dayton Resource and Spring Valley Exploration Areas)

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads. The Dayton includes the historic Dayton, Kossuth and Alhambra patents, and the old Dayton Consolidated mine workings. The historic Dayton mine was the last meaningful underground mining operation in the Comstock District, before being closed after the War Act in October 1942, which closed down all gold mining operations in the United States and its territories.

The Dayton resource area ranks as the Company’s top exploration and development targets. In January 2014, the Lyon County Board of Commissioners approved strategic master plan and zoning changes on the Dayton, Kossuth and Alhambra mining patents and other properties located in the Dayton resource area, enabling a more practical, comprehensive feasibility study for mining. Geological studies and development planning are currently underway utilizing data from extensive metallurgical testing and assessment during 2017, an additional 30,818 feet of drilling completed in 2015, geophysical analysis and interpretation completed in 2013, and extensive geological data from pre-2013 drill programs.

For the Dayton resource, Comstock previously discovered a newly recognized, mineralized, cross-cutting shear zone. An assay sample of the material identified three feet of 0.246 ounces per ton (OPT) gold and 3.553 OPT silver. Sampling was expanded and exposed another 90.8 feet of mineralized shear zone, beginning just 245 feet inside the Dayton adit. This overall sampling program identified precious metals averaging 0.043 OPT gold and 0.404 OPT silver for the entire zone, including 7.5 feet averaging 0.121 OPT gold and 0.753 OPT silver.

The Company plans to advance the Dayton Project to full feasibility, with a production ready mine plan within two years of commencing that work. This work has not yet commenced. The plan includes expanding the current resource at the Dayton resource area and continuing southerly into Spring Valley with incremental expansion programs that include exploration and definition drilling of targets identified by the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows (see Figure 5).

The Spring Valley group of exploration targets lies adjacent to the Dayton resource area, trending south toward the southern-most end of the Comstock District that includes the southern portion of the Kossuth patented claim and the Dondero, Daney and New Daney claims and all of the Company’s placer mining claims in Spring Valley and Gold Canyon. The Spring Valley mineralized structures lie mostly concealed beneath a veneer of sediment gravels and the volcanic host rocks and the structural controls of the mineralization defined for the Dayton resource area are known to continue south into Spring Valley.

Dayton - Spring Valley
Magnetic Geophysics
Legend
Dayton Exploration Holes
Percussion Holes (<82' depth)
Veins - Jim Wright Interpretation
Structures
MAG HI
MAG MID
MAG LO
CMI Unpatented Claims
CMI Patent & Fee
N
Feet
0 300 600 1,200
1 inch = 600 feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 5 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures
The Spring Valley exploration program is designed to target areas that have similar magnetic signatures of known economic grade mineralization. The magnetic geophysical survey was further studied and a structural interpretation was developed that illustrated multiple cross cutting structures (colored green) that are oblique to the southerly projected north/south vein trend (colored red), refer to Figure 5. Though rare due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the vein structures were derived by connecting specific magnetic attributes as identified on each 25-meter spaced survey lines. Similar structures have been identified in the Dayton and were important components for the development of economic grades of mineralization. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR 341 to the historic Daney mine site (Figure 6), with a potential strike length of approximately 9,600 feet.

In-house Dayton engineering and mine planning have resulted in profiling economic shells with multiple cutoff grade scenarios. Multiple layout plans for the mine and corresponding processing facilities have been conceptually developed and located on lands 100% privately held by the Company, thus simplifying and shortening the critical permitting chain.

The Company is proceeding to publish a separate NI 43-101 compliant, updated technical report for the Dayton resource that supports the subsequent scope of publishing a Preliminary Economic Assessment (“PEA”) for the Dayton project. The new technical report will provide not only a new resource estimate, but also a phased drilling plan for further defining and expanding the resource for sustainable, profitable mining.

Dayton - Spring Valley Targets
Legend
CMI Mining Claims
CMI Private Ground
N
0
800
1,600
3,200
Feet
Behre Dolbear
(Jan. 2013)
Resource @ 0.020 opt Au Cutoff
7.9 M tons
0.042 opt, 330,000 ounces Au
0.231 opt, 1.8 M ounces Ag
SC Target
SC Target Extension
Spring Valley North
Spring Valley Mid
Spring Valley South
Daney

Figure 6 - Dayton and Spring Valley Group Targets

Comstock Northern Exploration LLC (Occidental Lode and Other Northern Target Mineral Claims)

Tonogold has commenced further, detailed analysis of our northern targets that correlates historical data with modern geological assessments and reveals a potentially much larger exploration opportunity. Accordingly, the Company signed a new mineral exploration lease with Tonogold that commits Tonogold to a minimum of $5.0 million towards the exploration of the Company’s Storey County mineral claims and an additional minimum of $5.0 million for exploration and economic feasibility development. The agreement also retains rights to a 1.5 to 3.0% NSR royalty, a $10 thousand per quarter lease revenue that escalates 10% per annum, and eliminates the Company’s related claim maintenance costs. The Company believes this will accelerate the development of these targets and enhance the value of its mineral property and royalty portfolio.

The mineral lease includes the Occidental group and Gold Hill group of exploration targets, which contains many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines.

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

    Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno, and has been the primary focus of the Company’s exploration and development efforts since 2007. Lucerne includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing approximately 845 acres of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities and ongoing exploration and development by Tonogold, the company that has agreed to acquire Comstock Mining LLC, the entity that owns 100% of the Lucerne properties. The Company holds the key mining permits required to resume surface or underground mining of this area and processing.

In December, 2018, the Company received unanimous approval from the Storey County Board of Commissioners to extend its landmark Special Use Permit (“SUP”) for mining and processing for the Lucerne Mine Project for the maximum allowable, 20-year term, extending the original, 10-year permit until September 2, 2034. The permit applies to both surface and underground mining, processing, milling, exploration and development, and other ancillary uses and represents one of the most significant, progressive and collaborative permit approvals in the Company’s history, and its extension strengthens the foundation for the future growth of the Company and its partner in Lucerne’s exploration and development, Tonogold.

Over the past two years, exploration activities have been focused on Tonogold evaluating and remodeling the Lucerne resource, and planning further exploration and development and economic feasibility assessments. The Company’s prior exploration activities in the Lucerne area included open pit gold and silver test mining from 2004, through 2006, and from late 2012 through 2015. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7 and by the 2018 amendments to Regulation S-K, the Company has not yet established any proven or probable reserves at the Lucerne mine. From 2012 to 2016, the Company processed approximately 2.6 million tons of mineralized material, producing 59,515 ounces of gold and 735,252 ounces of silver.

In January 2019, the Company and Tonogold entered into a sales agreement that immediately values Lucerne at more than $24 million ($11.5 million in cash, $4.75 million in stock and $8 million in assumed liabilities) plus a 1.5% NSR royalty on Lucerne’s future production while already delivering over $2 million in annualized savings. The Company’s recent agreements require additional cash payments at closing, scheduled during November 2019, of $3.625 million, bringing total cash payments to over $7.55 million, providing Tonogold a majority membership interest of 50.3% in Comstock Mining LLC. The remaining $4.0 million in cash owed represents a secured obligation of Tonogold with scheduled monthly payments of at least $650 thousand each starting in January 2020, through June 2020. Upon the satisfaction of such payments, Tonogold will own 100% of Comstock Mining LLC.

Comstock also terminated its previous option agreement with Tonogold, resulting in prior option payments of $2.2 million being recorded as income during the third quarter of 2019.

Sierra Springs Opportunity Zone Fund Inc. and Sierra Springs Enterprises Inc.

    During 2018, the U.S. Treasury confirmed that all of Storey County, NV, and significant parts of Silver Springs, NV, had been certified as Qualified Opportunity Zones. We are actively engaged in plans to enhance our mining and non-mining assets and core competencies in these locations, to maximize the value of our platform, first by selling our non-mining assets.

    Sierra Springs Opportunity Fund Inc. was formed to capitalize on the extraordinary, explosive growth of high-tech industries in northern Nevada and its qualified zones and has already secured the rights to thousands of developable acres of land and more, including an agreement to purchase Comstock’s Silver Springs properties and water rights, all within the immediate proximity of the Tahoe Reno Industrial (TRI) Center and its over 100 businesses, including high-tech companies such as Google, Panasonic, Switch, Tesla, Walmart, Zulily and Blockchains LLC. Comstock will passively own approximately 9.5% of the Sierra Springs Opportunity Fund Inc. The Company’s CEO and a diverse team of qualified financial, capital markets, real estate and operational professionals will plan on governing, leading and managing the fund, its investments and operations.

Non-mining Real Estate

On September 26, 2019, the Company entered into new agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell the industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The agreements require the transactions to close before December 15, 2019. On September 15, 2019, and effective September 25, 2019, the Company terminated agreements to sell the 98 acres and to sell DTSS to another third party.

The Gold Hill Hotel is listed for sale for $1.0 million. The Gold Hill Hotel has been consistently cash positive over the past two years. The Daney Ranch is listed for sale for $3.9 million.

Outlook

The Company’s 2020 gross operating expenses are planned at approximately $4.0 million, excluding depreciation and discretionary exploration expenses. As of June 1, 2019, the Company has been and expects to continue receiving monthly reimbursements from Tonogold totaling approximately $2.2 million for the full year 2020, resulting in net operating expenses of approximately $2.8 million. The Company plans on eliminating its debt through announced asset sales, and does not expect any interest expense for the full year 2020.

During 2019, total gross operating expenses are expected at approximately $5.0 million, with Tonogold reimbursements expected at $1.6 million for the full year, plus $0.3 million in interest reimbursements since June 1, 2019.

For the remainder of 2019, the Company’s plans include advancing the commercialization of MCU’s mercury remediation processing technologies. Oro has commenced manufacturing the 2-to-25 ton per hour mercury recovery plant and recently completed the critical “reverse-helix spiral concentrator” component of the system. The entire system will be mounted on three separate trailers and will be set up on the Company’s fully contained, double-lined processing area during the fourth quarter with an expected start date in January 2020. During the fourth quarter, MCU will also identify sample locations within the Carson River Mercury Superfund Site (“CRMSS”) that will be sampled per an EPA-approved and updated Sampling and Analysis Plan (“SAP”). Once suitable sites have been identified, bulk samples will be extracted and transported to the MCU mercury remediation system located at the Company’s American Flat processing facility. MCU has also ordered the 200 gallon-per-minute dissolved air flotation (“DAF”) water treatment plant, also scheduled for delivery in December 2019.

The Company plans on commencing trial operations in January 2020, to validate and fine-tune MCU’s process, which has the potential for reclamation and remediation of its existing properties, enhance the values of, and potential economic feasibilities for, these properties and present new global growth opportunities in mercury remediation by demonstrating MCU’s technological effectiveness and efficiency.

During the fourth quarter of 2019, the Company expects to close on the agreed upon sale of certain non-mining assets located in Silver Springs, NV, to Sierra Springs Enterprises Inc., for total net proceeds of $10.1 million. The agreements were signed in September 2019, with deposits currently in escrow. The Company also expects to close on the sale of 50.3% of the membership interest in Comstock Mining LLC, owner of the Lucerne properties, after receiving an additional $3.625 million in cash from Tonogold in October 2019. The agreement allows them to earn up to 100% of Comstock Mining LLC, after receiving an additional $3.95 million in installment payments in 2020.

    The Dayton resource area is the Company’s top wholly-owned exploration and mine development target. The Company is developing a completely new geological interpretation for a new resource estimate. The new geological interpretation is also being used to design phased drilling programs in higher potential for additional mineral resources. The Company plans to issue a new, stand-alone Dayton resource technical report, followed by a preliminary economic assessment in the fourth quarter 2020.

Equity Raises

For the nine months ended September 30, 2019, the Company issued 31,594,805 common shares through the 2019 Equity Agreement, the 2018 Sales Agreement, and the Securities Purchase Agreement with Temple Tower Group. Gross proceeds were approximately $3.8 million at an average share price of $0.12.

Following is a reconciliation of the common stock-based transactions as of September 30, 2019:

	Nine Months Ended September 30,
	2019	2018
Shares outstanding as of beginning of period	75,338,273	47,236,103
Shares issued for:
Equity issue agreements	20,392,599	18,489,583
Preferred shares converted to common stock	11,202,206	—
Purchase of Pelen, LLC membership interest	—	1,475,410
Payment for equity issue costs	1,065,778	877,233
Payment for mineral rights	3,731,347	2,774,490
Investment in Mercury Clean Up LLC	4,500,000	—
Shares outstanding as of end of period	116,230,203	70,852,819

On June 28, 2019, the Company issued 1,083 preferred shares with gross proceeds of $1.1 million, which was received on July 1, 2019. The company also issued 191 preferred shares as a due diligence fee. During third quarter 2019, 1,274 preferred shares were converted to 11,202,206 common shares.

Subsequent to quarter-end and through October 25, 2019, the Company issued 10,740,012 common shares through the Leviston Equity Agreement including 1,424,262 shares in payment for equity issue costs. Gross proceeds were approximately $0.8 million at an average share price of $0.09.

Comparative Financial Information

The Company had two operating segments as of September 30, 2019: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2019	September 30, 2018	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	48,350	32,281	16,069

Costs applicable to mining revenue	318,537	717,155	(398,618)
Real estate operating costs	8,651	12,887	(4,236)
Exploration and mine development	109,189	241,902	(132,713)
Mine claims and costs	(324,027)	(291,602)	(32,425)
Environmental and reclamation	30,590	88,612	(58,022)
General and administrative	697,793	801,157	(103,364)
Total costs and expenses	840,733	1,570,111	(729,378)

Loss from operations	(792,383)	(1,537,830)	745,447
OTHER INCOME (EXPENSE)
Interest expense	(179,588)	(340,548)	160,960
Other income (expense)	1,358,868	(166,732)	1,525,600

NET INCOME (LOSS)	$386,897	$(2,045,110)	$2,432,007

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the three months ended September 30, 2019, and 2018, respectively.

Real estate revenues for the three months ended September 30, 2019 increased $16,069 as compared to the same period ended September 30, 2018, primarily related to additional rentals of buildings at the Company's processing site, including the metallurgical labs.

Real estate operating costs were essentially flat for the three months ended September 30, 2019, as compared to the same period ended September 30, 2018.

Costs applicable to mining revenue decreased by $0.4 million during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs decreased by $0.1 million during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily due to higher Tonogold reimbursements in 2019.

Mine claims and costs decreased by $32,425 during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily due to higher Tonogold reimbursements in 2019.

Environmental and reclamation decreased by $0.1 million during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily due to slightly higher Tonogold reimbursements in 2019.

General and administrative expenses decreased by $0.1 million during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily due to lower legal fees.

Interest expenses decreased by $0.2 million, during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, a result of lower average debt balances from the pay-down on the Senior Secured Debentures in 2019, and interest reimbursements from Tonogold that began in June 2019, somewhat offset by an increase in additional make-whole expense and fees expense recognized as a result of those pay-downs.
.
Other income, net, increased by $1.5 million during the three months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily related to $2.2 million of income recognized from the cancellation of the 2017 Tonogold Option Agreement, partially offset by expenses associated with the mark down of Tonogold stock valuation of $0.3 million and make-whole contingencies with MCU and Pelen totaling $0.5 million.

Net income was $0.4 million for the three months ended September 30, 2019, as compared to a net loss of $2.0 million for the three months ended September 30, 2018. The $2.4 million improvement in net loss is a result of $2.2 million of income recognized from the cancellation of the 2017 Tonogold Option Agreement, $0.7 million decrease in operating expenses, $0.2 million decrease in interest expense, partially offset by approximately $0.8 million in other expenses including the mark down of Tonogold stock of $0.3 million and make-whole contingencies with MCU and Pelen of $0.4 million.

Nine Months Ended:

	September 30, 2019	September 30, 2018	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	130,132	83,946	46,186

Costs applicable to mining revenue	1,329,322	2,174,618	(845,296)
Real estate operating costs	31,362	29,858	1,504
Exploration and mine development	576,594	700,088	(123,494)
Mine claims and costs	(36,172)	(20,346)	(15,826)
Environmental and reclamation	(278,784)	208,866	(487,650)
General and administrative	2,322,428	2,355,320	(32,892)
Total costs and expenses	3,944,750	5,448,404	(1,503,654)

Loss from operations	(3,814,618)	(5,364,458)	1,549,840
OTHER INCOME (EXPENSE)
Interest expense	(822,632)	(1,054,775)	232,143
Other income (expense)	1,111,338	(526,113)	1,637,451

NET LOSS	$(3,525,912)	$(6,945,346)	$3,419,434

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the nine months ended September 30, 2019, and 2018, respectively.

Real estate revenues for the nine months ended September 30, 2019 increased $46,186 as compared to the same period ended September 30, 2018, primarily resulting from higher occupancies of buildings at the Company's processing site, including the metallurgical labs and a deposit forfeiture on the termination of the sale of the Gold Hill Hotel.

Real estate operating costs increased slightly for the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018.

Costs applicable to mining revenue decreased by $0.8 million during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs decreased slightly during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily due to higher Tonogold reimbursements in 2019.

Mine claim and costs decreased by $15,826 during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily due to higher Tonogold reimbursements in 2019.

Environmental and reclamation costs decreased $0.5 million during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily related to a reduction of $0.4 million in the long-term reclamation liability and slightly higher Tonogold reimbursements in 2019.

General and administrative expenses decreased by $32,892 during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018. Governance costs, including legal and audit fees, increased approximately $0.4 million, offset by lower costs in 2019, from lower personal property taxes, payroll and other costs.

Interest expenses decreased by $0.2 million, during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, a result a result of lower average debt balances from the pay-down on the Senior Secured Debenture in 2019, and interest reimbursements from Tonogold that began in June 2019, somewhat offset by an increase in additional make-whole expense and fees expense recognized as a result of those pay-downs.

Other income, net, increased by $1.6 million, during the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, primarily related to $2.2 million of income recognized from the cancellation of the Tonogold Option Agreement from 2017, partially offset by other expenses associated with the MCU and Pelen make-whole contingencies of $0.4 million and the mark down of Tonogold stock of $0.3 million, as compared to other expense, net, of $0.5 million, for the period ended September 30, 2018, primarily from the Pelen make-whole contingencies of $0.4 million as well as $0.4 million costs of issuing preferred shares.
.
Net loss was $3.5 million for the nine months ended September 30, 2019, as compared to a net loss of $6.9 million for the nine months ended September 30, 2018. The $3.4 million improvement in net loss is primarily a result of $2.2 million of income recognized from the cancellation of the Tonogold Option Agreement from 2017, a decrease in operating expenses of $1.5 million, a decrease in interest expenses of $0.2 million, offset by an increase in all other expenses of $0.6 million consisting of an increase of $0.4 million for issuance costs for Preferred Shares, and $0.2 million for all other expenses, net.

Liquidity and Capital Resources

The Company had total assets of $35.4 million, total current assets of $12.4 million, current liabilities of $12.3 million and net current assets of $0.1 million, including cash and cash equivalents of $0.3 million at September 30, 2019. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, along with a loan commitment agreement with $10.0 million in unused capacity, before consideration of fees due at the time of borrowing and the 2019 Equity Agreement with Murray FO, LLC ("Murray"), with aggregate unused capacity of $4.3 million as of September 30, 2019, pursuant to the Company’s shelf registration statement on Form S-3, filed on February 26, 2019. These capital resources are in addition to certain planned non-mining asset sales and proceeds of the transaction contemplated by the Tonogold Agreement, including an additional $0.5 million received subsequent to September 30, 2019.

Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2019, as compared to net cash used in operating activities of $3.5 million for the nine months ended September 30, 2018, a decrease of $1.2 million, resulting primarily from a decrease in costs, driven by the Tonogold reimbursements from the various Tonogold Agreements.

Net cash provided by investing activities for the nine months ended September 30, 2019, was $1.7 million, primarily relating to $3.9 million of deposits on the sale of the Lucerne mine properties to Tonogold, offset by $1.1 million in deposits and payments on the purchase of DTSS and the related non-refundable deposits on the option to purchase land, $0.4 million for the investments in Mercury Clean Up LLC and $0.23 million for the investments in Sierra Springs Opportunity Fund. Net cash used in investing activities for the nine months ended September 30, 2018, was $1.0 million, primarily a non-refundable deposit on the option to purchase land.

Net cash provided by financing activities for the nine months ended September 30, 2019, was $0.4 million, comprised of the pay-down of long-term debt of $3.2 million offset by the net proceeds of $3.6 million from the sale common shares. Net cash provided by financing activities for the nine months ended September 30, 2018, was $3.7 million, comprised of the $2.0 million payment received from Tonogold on the Option Agreement and the net proceeds of $3.7 million from the sale common shares, offset by the pay-down of long-term debt of $2.0 million.

The Tonogold Agreement is expected to provide a total of approximately $7.6 million in cash to the Company in 2019 and approximately $4.0 million in 2020, for the purchase of the membership interest in Comstock Mining LLC, the owner of the Lucerne properties. When received, the cash will be used to pay-down the Senior Secured Debenture. The Tonogold Agreement also relieves the Company of $8 million in long-term obligations, primarily $7.2 million for the Northern Comstock annual mine claims and $0.8 million of other Lucerne-specific reclamation liabilities with Storey County, Nevada and the State of Nevada. The Tonogold transaction and agreement subsidizes a total of approximately $2.2 million of annual costs.

On September 26, 2019, the Company entered into new agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell the industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The agreements require the transactions to close before December 15, 2019, and are expected to result in a gain of approximately $4 million. On September 15, 2019, and effective September 25, 2019, the Company terminated previous agreements to a different third party to sell the 98 acres and to sell DTSS.

The Company has recurring net losses from operations and an accumulated deficit of $235.6 million as of September 30, 2019. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the Company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the sources of funding detailed above.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of September 30, 2019, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended September 30, 2019, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The Company and the Commissioners filed a motion for summary judgment with the District Court bases on the evidence in the record and the District Court held a hearing on December 11, 2017. The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery. Therefore, the District Court has allowed a limited time for CRA to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018 and the District Court held a hearing on April 23, 2018. Additional discovery was allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA's due process claim and issued its ruling from the bench.  The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights. The Court, therefore, denied CRA's due process claim. On July 11, 2019, the Court issued and filed a judgment in favor of Lyon County and Comstock Mining. The Company and Lyon County have filed a motion to recover attorney's fees and costs from the CRA. On August 14, 2019, the CRA filed a Notice of Appeal.

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious Royalty and filed a counter-claim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counter-claim. Discovery has commenced and a four-day trial has been set for July 20, 2020. The Company believes that the claims made in this complaint are without merit and the Company intends to vigorously defend this litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2019, the Company issued MCU 4,500,000 shares of Common Stock with a value of $751,050, pursuant to the MCU Agreement. The issuance was exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

(1) Financial statements filed as part of this Report:

Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited)	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018 (Unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine month periods ended September 30, 2019 and 2018 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

(2) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2019, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	November 4, 2019	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial Officer)