Form 10-K
period 2019-12-31
Comstock Mining Inc.
filed 2020-03-30
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
117 American Flat Road
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
Yes ☐  No ☒
The aggregate market value of the 14,743,649 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2019 was $14,006,467.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 25, 2020
Common Stock	27,236,489
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

The Company is a Nevada-based, gold and silver mining exploration, development and production company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and is an emerging leader in sustainable, responsible mining and is currently commercializing environment-enhancing, precious-metal-based technologies, products, and processes for precious metals recovery.

The Company began acquiring properties and developing projects in the Comstock District in 2003. Since then, the Company has consolidated a substantial portion of the historic Comstock District, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. The Company continues evaluating and acquiring properties inside and outside the district, expanding its footprint and evaluating all our existing and prospective opportunities for further exploration, development and mining. The Company's goal is to grow per-share value by commercializing environment-enhancing, precious-metal-based products and processes that generate predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform.

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

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our recent mining operations, to target geological prospective exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

The Company achieved initial production and held its first pour of gold and silver on September 29, 2012. The Company ceased mining in 2015 and completed processing in 2016, and accordingly did not have any gold or silver production or mining revenue during 2017, 2018, or 2019. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material and produced 59,515 ounces of gold and 735,252 ounces of silver.

The Company continues exploring and acquiring properties, expanding its footprint and evaluating all our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our properties through extended, long-lived mine and mercury remediation plans that are economically feasible and socially responsible, including mine plan development for both the Lucerne and Dayton resource areas, with both surface and underground development opportunities.

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

Comstock Mining’s Corporate Realignment

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

The Company advanced the Strategic Focus by initiating the sale of non-mining assets and has formally agreed to sell its non-mining assets located in Silver Springs, NV, for $10.1 million to Sierra Springs Enterprises Inc., and to sell Comstock Mining LLC, the subject of the Membership Interest Purchase Agreement with Tonogold Resources Inc. ("Tonogold") for total consideration of $11.2 million in cash, $6.1 million in Tonogold Convertible Preferred Stock and the assumption of approximately $7.0 million in current and future obligations while also retaining a 1.5% NSR royalty. These assets and the other non-mining assets are shown as Assets held for sale on the Consolidated Balance Sheet.

Figure 2 - Comstock Corporate Realignment

The Company completed the realignment during 2019, such that the corporate structure supports the Strategic Focus. Comstock Mining Inc. remains as the parent company that wholly owns the realigned subsidiaries, with the exception of fifty percent owned Comstock Mining LLC. Comstock Mining LLC, the subject of a Membership Interest Purchase Agreement with Tonogold, owns or controls the Lucerne properties, including those contained in the Northern Comstock Joint Venture. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County mining claims and exploration targets, primarily located north of the Lucerne properties, including the Gold Hill targets and the Occidental Lode. Comstock Exploration & Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns the Silver Springs properties and water rights. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel assets.

Current Projects

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our Membership Interest Purchase Agreement with Tonogold, the Lucerne resource area (including surface and underground exploration). We have also leased other Storey County mineral properties, including the Occidental group and the Gold Hill group of exploration targets, to Tonogold, who has plans for near-term exploration and ultimately development towards feasibility on those assets. We are developing updated geological interpretations and associated exploration and development plans for the remaining areas, primarily the Spring Valley group of targets that we view as an extension of the Dayton resource area.

Dayton Resource Area and Spring Valley

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

The Spring Valley group of exploration targets lies adjacent to the Dayton resource area at the southern end of the Comstock District, where the mineralized structures, trending to the south from the Dayton resource area, lie mostly concealed beneath a veneer of sediment gravels. The area includes the Kossuth patented claim south of State Route 341, the Gennessee patented claim, the Dondero patented property, the Daney patented claim, the New Daney lode mining claims, and the Company’s placer mining claims in Spring Valley and Gold Canyon.

Lucerne Resource Area

The Lucerne resource area has been the primary focus of the Company’s exploration and development efforts since 2003. It includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing less than three percent of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities and ongoing exploration program, and the Company holds the key mining permits required to resume surface or underground mining of this area.

Our Lucerne exploration activities included open pit gold and silver test mining from 2004, through 2006, and from late 2012 through 2016. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7, we have not yet established any proven or probable reserves at our Lucerne mine.

Tonogold Agreements

There are three current agreements between Comstock and Tonogold Resources Inc. ("Tonogold"): the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for the Company's American Flat processing facility. Tonogold and the Company previously entered into an Option Agreement in 2017 that was terminated during 2019.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell its interests in Comstock Mining LLC (“CML”), a wholly-owned subsidiary of Comstock whose sole assets are the Lucerne properties and related permits to Tonogold Resources, Inc. ("Tonogold"). The Purchase Agreement, as amended, requires a total purchase price and fees of $17.6 million, comprised of $11.5 million in cash (excluding interest) and $6.1 million in Tonogold Convertible Preferred Stock (“CPS”). Tonogold also guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

At closing on November 18, 2019, Tonogold received 50% of the membership interests of CML. Tonogold will receive the remaining 50% of the membership interests after it has delivered the remaining cash consideration. The Company will retain all management control and authority over CML until Tonogold has made all cash payments in full. Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest shown in the consolidated balance sheets.

Mineral Exploration and Mining Lease

Effective September 16, 2019, and restated on December 23, 2019, the Company entered into a renewable mineral lease with Tonogold for certain mineral properties owned or controlled by the Company in Storey County, Nevada (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials. The restated lease clarified and increased Tonogold’s exploration spending, permitting, and engineering commitments to a minimum of $1 million per year, for a cumulative total of $20 million over 20 years. Tonogold also committed to specific milestones for issuing technical reports on their results, culminating in a published Feasibility Report by the 20th anniversary of the agreement.

The initial term of the Exploration Lease (the "Exploration Term") is 5 years, with Tonogold committing to spending at least $5 million for exploration, at the rate of $1 million per year, and to producing an NI 43-101 compliant technical report by the end of the 5th year. The Exploration lease will automatically renew for a second, 10-year term (the "Development Term") as long as the commitments have been met. During the Development Term, Tonogold is committed to an additional $10 million in expenditures for exploration, development, and technical reporting, at the rate of $1 million per year, and to producing an economically viable mine plan and an NI 43-101 compliant Pre-Feasibility report by the end of the 15th anniversary of the agreement. The Exploration Lease will automatically renew for a third, 5-year term (“the Planning Term”) provided that the spending and reporting commitments have been met. During the Planning Term, Tonogold is committed to an additional $5 million in expenditures for exploration, development, permitting, and technical reporting, at the rate of $1 million per year. By the 20th anniversary of the agreement, Tonogold also commits to producing an economically viable mine plan, and an NI 43-101 compliant Feasibility report, and will produce a mutually agreed-upon schedule for placing the properties into production.

Tonogold will pay a quarterly lease fee of $10 thousand, in advance. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold will also reimburse the Company for all costs associated with owning the properties. The lease also provides for royalty payments after mining operations commence. For the first year following the commencement of mining, royalties will be paid at the rate of 3% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter. The Company accounts for the Exploration Lease as an operating lease.

Lease Option Agreement for the American Flat processing facility

The Company and Tonogold also entered into a new Option Agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. If the option is exercised, Tonogold will pay the Company a rental fee of $1 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15 million in rental fees are paid, and then stepping down to $1 million per year and $0.50 per processed ton for the next $10 million paid to Comstock, and then stepping down again, after the first $25 million of revenue is received, to $0.25 cents per processed ton, with no annual rental fee but with a $100,000 per quarter minimum revenue. Tonogold will reimburse American Flat expenses of approximately $1.1 million per year during the option life.

Occidental and Gold Hill Targets

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

Employees

We believe we have exceptional mine engineering, geological, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2019, we have 10 full-time employees, inclusive of our general and administrative function. We have also strengthened our system through agreements and relationships with key partners.

Our Team

Corrado De Gasperis, Executive Chairman since September 2015, director since June 2011, Chief Executive Officer since April 2010, brings more than 30 years of industrial, financial, project management, and operational metals and mining, manufacturing, capital markets and board governance experience. Mr. De Gasperis is also a Director, President and CEO of Sierra Springs Opportunity Fund Inc., a strategic investee of Comstock Mining, since July 2019.

From 2006 to 2009, Mr. De Gasperis served as the Chief Executive Officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel agreed to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions.

From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of industrial graphite and carbon-based materials. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. From 1998 to 2000, he served as the Controller of GrafTech and a leader of its transformation and recapitalization.

From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). He is also on the Board of the Virginia City Tourism Commission, and formerly its Chairman, and a Member of the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Scott H. Jolcover Director of Business Development since 2010, and General Site Manager since 2016. Mr. Jolcover has been in Nevada mining for over 38 years, including the most recent 22 years with Comstock Mining Inc. and a predecessor. Mr. Jolcover manages all commercial transactions, including land, water, and other major capital expenditures and acquisitions. Mr. Jolcover has extensive real estate transaction experience, previously working as a licensed agent. He currently serves on the Board of Nevadaworks and was the former Chairman and Vice Chairman of the Virginia City Tourism Commission, Storey County, NV. He is a member of the Northern Nevada Development Authority's Construction and Design Committee.

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

Mr. Leiken earned a Bachelor of Science, with honors, in Natural Resources Management from California Polytechnic University, San Luis Obispo. From 2013-2015, Mr. Leiken also developed and taught a course in environmental regulations at Truckee Meadows Community College, and from 2015-2017, he served on the Board of Directors for Nevada Outdoor School.

Laurence G. Martin, Director of Exploration & Mineral Development since 2010, and Chief Geologist since 2008. He brings over 40 years of successful precious metals exploration, mine development and production experience. He participated and supervised exploration projects in Northwest Territories, Canada; Liberia, West Africa; Honduras, Central America; Sinaloa, Mexico; and the western region of the United States, predominantly Nevada. Mr. Martin’s supervisory production experience includes the following Nevada mines: Manhattan, Borealis, Hog Ranch, and Denton-Rawhide.

Mr. Martin’s geologic technical expertise overlapped into the environmental and civil engineering disciplines of geology. He was an instrumental member of the geologic team reporting to the U.S. Geological Survey during a three-year program conducting detailed geologic and structural mapping of the proposed nuclear repository site located at Yucca Mountain, Nevada. Mr. Martin participated in the Vadose Zone Hydrology studies of the environmentally sensitive sites of Hanford Nuclear Reservation, Washington and Anniston Army depot, Alabama. Mr. Martin was a key member of a geologic team supporting Atkinson Construction, Washington Group and Zachry Construction Group during the construction of the largest earth-core rock-fill dam in the United States, East Side Reservoir Project, Riverside County, California.

Mr. Martin received his Bachelor of Science in Geologic Engineering from Colorado School of Mines in 1978. He is a Qualified Person (QP) and a Certified Professional Geologist (CPG) accredited by American Institute of Professional Geologists (AIPG). In two separate trials before the United States Department of the Interior, Office of Hearings and Appeals, Mr. Martin was qualified as an expert in two categories: mining exploration geologists and mining structural geologists.

Michael N. Norred, Director of Strategic Planning and Resource Development since December 2017, and in similar and consultative roles from 2007 to 2013. He designed and led the effort to analyze and incorporate an unprecedented amount of historical and modern data into a comprehensive geologic database of the Comstock District. He implemented QA/QC protocols and procedures, trained and coordinated geologic staff, and maintained the database updated through five years of field work and drilling, including over 400,000 feet of additional drill results. Mr. Norred brings over 40 years of experience in resource modeling, surface mine design, geological database management and software development. His geological modeling experience includes precious metals, base metals, industrial minerals, coal, oil and gas.

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

Mr. Spencer has produced and directed broadcast television and managed marketing and communications for the telecommunications industry. He is a founding member and former officer of the Reno Media Press Club and served on the boards of the Nevada Mining and American Exploration & Mining Associations, chairing their Public Outreach Committees.

Mr. Spencer earned a Bachelor of Arts from the Reynolds School of Journalism at the University of Nevada, Reno and a Master of Business Administration from the Ageno School of Business at Golden Gate University, San Francisco.

Available Information

The Company maintains a website at comstockmining.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any filed or furnished amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) are made available through our website as soon as practical after we electronically file or furnish the reports to the SEC. Also available on our website are the Company’s Governance Guidelines and Code of Conduct, as well as the charters of the audit, compensation and nominating committees of the Board of Directors. Information on our website is not incorporated into this report. Stockholders may request free copies of these documents from:

Comstock Mining Inc.
Attention: Mr. Zach M. Spencer, Director of External Relations
PO Box 1118
Virginia City, NV 89440

Principal Markets

We did not have any production or revenue in our mining segment during 2019, and we had $0.2 million of revenues in our real estate segment for the year ended December 31, 2019. We had an operating loss of $5.5 million in our mining segment and an operating profit of $0.1 million in our real estate segment, respectively, for the year ended December 31, 2019. We had total assets of $30.1 million and $9.5 million in our mining and real estate segments, respectively, at December 31, 2019. See Note 14 to our audited consolidated financial statements for additional information regarding our segments.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained substantially all of those licenses, permits, and other authorizations currently required for our mining, exploration and other development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations. Capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, comprise a substantial part of our historical capital expenditures and our anticipated future capital expenditures. For example, we incur certain expenses and liabilities associated with our reclamation obligations. See “Reclamation” section below.

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes (NRS) 519A to 519A.280 and Nevada Administrative Code (NAC) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7.3 million, including, $6.8 million for BMRR and $0.5 million of additional reclamation surety bonding primarily with Storey County.

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and signed a corporate guarantee. The cash collateral percentage held on deposit by Lexon is typically one third or less of the current bond amount. At December 31, 2019, the total current bonded amount is $7.3 million, and the total collateral held on deposit was $2.6 million.

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

Financing Events

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the sale of up to $50.0 million of the Company’s securities, from time to time, and used $4.5 million of that capacity during 2019, leaving an aggregate unused capacity of $45.5 million as of December 31, 2019. So long as the aggregate market value of the Company’s common equity held by non-affiliates is less than $75 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to, is limited from being no more than one-third of the aggregate market value of the Company’s non-affiliated common equity. On March 15, 2020, these limitations resulted in approximately $2.1 million of unrestricted, available S-3 Shelf capacity.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into an equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston. The facility has aggregate unused capacity of $0.45 million as of December 31, 2019.

In February 2019, the Company also entered into an equity purchase agreement (the “2019 Equity Agreement”) with the Murray Family Office (“Murray FO”) for the sale of up to $5.0 million in shares of the Company’s common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. On September 20, 2019, the Company filed a prospectus that terminated any remaining sales pursuant to the 2019 Equity Agreement after using $1.9 million of its capacity.

In August 2018, the Company entered into an equity purchase agreement (the "2018 Sales Agreement") with Leviston Resources, LLC ("Leviston") for the sale of up to $2.25 million in shares of the Company's common stock and filed a prospectus supplement to its existing shelf registration statement. During 2018 and 2019, the Company received net proceeds of $0.9 million from sales of shares under the 2018 Sales Agreement. The agreement expired on February 5, 2019.

In April 2017, the Company entered into an equity purchase agreement (the “2017 Sales Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $7.25 million in shares of the Company's common stock and filed multiple prospectus supplements to its existing shelf registration statement for the purchase of up to $7.25 million in shares of the Company’s common stock from time to time, at the Company’s option. On August 8, 2018, the Company terminated the 2017 Sales Agreement, after receiving net proceeds of $5.3 million from the sale of shares under the 2017 Sales Agreement.

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

If we are unable to find, effectively develop, mine, recover and sell adequate quantities of gold and silver, or generate cash flows from our other precious metal-based activities (including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies), it is unlikely that the cash generated from our internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

We have a limited operating history.

We have a limited operating history. The success of our Company is significantly dependent on the uncertain events of the discovery and exploitation of mineralized materials on our properties, selling the rights to exploit those materials, and/or commercializing our other precious metal-based activities. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless and investors may lose all of their investment in our Company.

Because we may never earn significant revenues from our mine operations or our other precious metal-based activities, our business may fail.

We recognize that if we are unable to generate significant revenues from the exploration and exploitation of our mineralized materials or our other precious metal-based activities in the future, we will not be able to earn profits or continue operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail and investors may lose all of their investment in our Company.

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

We have invested capital and have otherwise been involved in various mineral properties and projects in the Comstock District where we have not conducted sufficient exploration and engineering studies to minimize the risk of project failure. Our mineral projects involve high risks because we have not invested sufficiently in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis. Standard industry practice calls for a mining company to prepare a formal mine plan and mining production schedule and have these documents reviewed and validated by a third-party specialist. We have not had a formal mine plan and mining production schedule economically validated by a third-party specialist.

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

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2019, we have no open hedge positions.

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

Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals that may be opposed by third parties.

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

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.
The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of the Company and its strategic plans and prospects;

•	investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives;

•	investors’ perceptions of the prospects of the mining and commodities markets;

•	difficulties between actual financial and operating results and those expected by investors and analysts;

•	our inability to obtain permits or otherwise fail to reach Company objectives;

•	changes in our capital structure;

•	trading volume fluctuations;

•	actual or anticipated fluctuations in quarterly financial and operational results;

•	volatility in the equity securities market; and

•	sales, or anticipated sales, of large blocks of the Company’s common stock.

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

Based on filings made with the SEC, Mr. John V. Winfield, and entities that he controls (the “Winfield Group”) own 2,992,381 shares of the Company’s common stock, or 11.0%. The DP Shore Family Trust owns 1,757,577 shares of the Company's common stock, or 6.5%, and the Alvin Fund LLC owns 1,747,021 shares of the Company’s common stock, or 6.4%. Because of this concentrated stock ownership, the Company’s largest three shareholders could be in a position to significantly influence the election of our board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of these shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The Operating Agreement of Northern Comstock LLC requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement requires that the remaining capital contributions, totaling $6.6 million at December 31, 2019, continue until September 2027, unless prepaid by the Company.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 158,000,000 shares of common stock, of which 27,236,489 shares were issued and outstanding as of December 31, 2019, and 50,000,000 shares of preferred stock, of which no Preferred Shares are issued or outstanding as of the December 31, 2019. To maintain its capital at desired levels or to fund future growth, the Board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to the Company’s current stockholders that may adversely impact its current stockholders.

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

We may pursue acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

Acquisitions of other companies or new properties, divestitures, business combinations or other transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the exploration activities and mine planning, loss of value associated with our properties, mismanagement of project development, additional risk and liability, indemnification obligations, sales of assets at unfavorable prices, failure to sell non-core assets at all, poor execution of the plans for such transactions, permit requirements, debt incurred or capital stock issued to enter into such transactions, the impact of any such transactions on our financial results, negative stakeholder reaction to any such transaction and our ability to successfully integrate an acquired company’s operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future transactions, or the effect that any such transactions might have on our operating or financial results. Furthermore, potential transactions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future transactions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

We may undertake joint ventures, investments, joint projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

We have grown our business in part through strategic alliances and acquisitions. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, undertaking investments, joint projects or other strategic alliances with third parties in precious metal-related industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions.

Any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty and potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize or may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business.

We may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

Tonogold may fail to complete its acquisition of Comstock Mining LLC or be unsuccessful in profitably producing precious metals if does complete such acquisition, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Tonogold currently has a 50% membership interest in Comstock Mining LLC, the entity that owns the Lucerne mine. Tonogold owes the Company $5.275 million of cash payments toward the purchase price. The Company has received preferred stock of Tonogold with a stated value of $6.1 million as part of the consideration for the acquisition. Tonogold’s failure to complete the acquisition could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Further, the value of the Company’s preferred stock investments in Tonogold could materially diminish if Tonogold does not successfully complete the acquisition.

Even if Tonogold does successfully complete the acquisition, Tonogold (and therefore the Company by extension) will be susceptible to all of the same business risks that apply to the Company relating to financial, operational, lack of reserves/economic feasibility, regulatory and other matters set forth in this “Risk Factors” section. Tonogold’s failure to profitably produce precious metals could have a material adverse effect on any residual value of the Company in Comstock Mining LLC, for example, future lease payments, future royalty payments, Tonogold’s indemnification and assumed Northern Comstock LLC obligations and the value of the Tonogold preferred stock owned by the Company. In addition, Tonogold’s management of the Lucerne may involve risks not otherwise present in wholly owned projects, including the following:

Tonogold has no operating history.

Tonogold may have economic or business interests that are inconsistent with the Company’s interest.

We will not have any control over the development, financing, management and other aspects of the Lucerne project, which will prevent us from taking actions that are in our best interest but opposed by Tonogold.

    We may not maintain a good relationship with Tonogold and disputes between the Company and Tonogold may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the Lucerne project to additional risk.

Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes may negatively impact the profitability and capital needs of Tonogold.

It may be difficult or impossible for Tonogold to obtain requisite financing on commercially reasonable terms, if it is able to secure financing at all.

Tonogold could become insolvent or bankrupt, which could have an adverse impact on the operation of the partnership or joint venture.

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

Our strategic plan is focused on high-value, cash-generating, precious metal-based activities, including, but not limited to, environmentally friendly and economically enhancing clean mining and processing technologies, precious-metal exploration, resource development, economic feasibility assessments and cash-generating mineral production. Many of the factors that impact our ability to execute our strategic plan, such as the advancement of certain technologies, legal and regulatory obstacles and general economic conditions, are beyond our control. Changes in value or a lack of demand for the sale of non-core assets will negatively affect the Company’s financial condition and performance. Our inability to identify successful joint venture candidates and to complete joint ventures or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial condition and performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

 Item 2. Properties

The Comstock District

Location, Access, and Title to the Property

The Company and its subsidiaries own or control property located in Storey and Lyon Counties, Nevada. The property is located predominantly in the Comstock District, just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock District has been the focus of our efforts since 2003.

Our mineral estate in the Comstock District and surrounding area consists of patented mining claims, unpatented mining claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), and fee ownership of real property. This includes 110 patented and 382 unpatented mineral lode claims, as well as 39 unpatented placer claims. The Company holdings consist of approximately 9,358 acres of mining claims and parcels. The acreage includes approximately 2,396 acres of patented claims (private lands) and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims that the BLM administers.

Comstock District Mineral Leases
Comstock Mining Inc.
Lyon & Storey Counties, NV
as of December 2018
Feet
0
2,500
5,000
10,000
Patented Claims & Fee Lands
Comstock Mining Inc.
Comstock Real Estate Inc. (Gold Hill Hotel)
Fred Garrett
North Comstock JV
NCJV (DWC)
NCJV (Sutro)
NCJV (VCV)
Railroad and Gold LLC
Unpatented Mining Claims
James Obester
New Daney Company Inc.
North Comstock JV
Railroad and Gold LLC
Renegade Mineral Holdings LLC
Comstock Mining Inc.
N
Virginia City
Silver City
Spring Valley
Mount Grosh
Flowery Ridge
Kate Peak
Basalt Hill
Wakefield Peak
Mount Davidson
Mount Bullion
American Flat Wash
STOREY
LYON
WASHOE
Dayton Toll Rd
Gold Creek
US-50-E
Sources: Esri, HERE, DeLorme, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo,

Figure 3 - Comstock Mining's Property and Mineral Leases in the Comstock District

The Company holds the following mineral leases, as shown in Figure 2:

Fred Garrett - Lease

On April 1, 2008, we entered into a mineral exploration and mining lease agreement with Fred Garrett et al, covering one patented claim located in Storey County, Nevada. The lease began with a five-year Exploration Term, followed by a 15-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 180 days. We pay an advance royalty to the lessor of $1,000 per month or a 3% net smelter returns (“NSR”) royalty, whichever is greater. We are responsible for the payment and filing of annual maintenance fees, if any, and taxes for this claim.

James Obester Lease

On August 20, 2008, we entered into a mineral exploration and mining lease agreement with James Obester, covering ten unpatented claims located in Storey County. The lease began with a five-year Exploration Term, followed by a 15-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity of more than 180 days. We pay an advance royalty to the lessor of $1,000 per month or a net smelter returns (“NSR”) royalty, whichever is greater. The royalty percentage is a 2% NSR when the market price of gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Railroad & Gold - Lease

On October 1, 2009, we entered into a mineral exploration and mining lease agreement with Railroad and Gold, LLC covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease began with an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. The Company makes annual advance minimum royalty payments, which started with $30,000 on the first anniversary, and increasing by $5,000 each year. We are also required to pay a 4% NSR, which will be reduced by the sum of previously paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Effective January 1, 2015, the lease was amended. The royalty was reduced to 1% NSR in exchange for 24 monthly payments of $2,083. Additionally, the annual payment on the lease was reduced to $18,000 per year for 2015 and 2016, $20,400 per year for 2017 and 2018, $22,800 for 2019 and 2020, and $24,000 per year thereafter. The Company has a commitment to perform exploration, development, or mine planning activities of at least $10,000 per year on these properties.

New Daney - Lease

On June 2, 2010, we entered into a mineral exploration and mining lease agreement with New Daney Company, Inc. covering seven unpatented lode claims. These claims are located in Lyon County and are contiguous with the Company’s Spring Valley mineral holdings. The lease began with a 5-year Exploration Term, followed by a 5-year Primary Term. All production from the property is subject to a 3% NSR. Once permits have been obtained to put the property into production, lease payments will be treated as advance royalties, which will be credited against the NSR. The Company makes advance minimum royalty payments of $200 per month. The lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

The lease was amended December 18, 2015, to extend the lease through 2020, and to include an option to purchase the claims, including the NSR, for $100,000. The Company has committed to drill at least 3,600 feet of reverse circulation holes.

Renegade Mineral Holdings - Lease

On October 1, 2010, we entered into a Mineral Exploration and Mining Lease agreement with Renegade Mineral Holdings, LLC for twenty-six unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County, Nevada. The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode. These claims adjoined and extended the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease had an initial 3-year Exploration Term and could be extended for two additional six-year terms and then continuously thereafter as long as the Company is producing on property adjacent to or in the vicinity of these claims. The agreement includes a 3% NSR royalty with the gold price capped at $2,000 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

The lease was amended on October 1, 2013, to formally extend the lease for the additional six-year Primary Term, increasing the lease payments to $1,500 per quarter. The lease was amended in September 18, 2019, to formally extend the lease for the second additional six-year term, which increased the lease payments to $2,250 per quarter. The Company has an exploration drilling commitment on these properties totaling at least $200,000 before October 2021.

Sutro Tunnel Company - Lease

On October 20, 2010, the Company gained the rights to a Mineral Exploration and Mining Lease with the Sutro Tunnel Company through its membership in Northern Comstock LLC. The lease provides mineral rights to numerous patents in the Gold Hill area, south of Virginia City, as well as exploration access to numerous town lots in the same area. The lease began with a 5-year Exploration Term, followed by a 5-year Primary Term. During the Exploration Term, the Company had exploration commitments of expend $50,000 in the first year, $75,000 in the second year, and $100,000 in the third through fifth years. The lease payments started at $500 per month and increased to $1,000 per month when the lease was adjusted on November 17, 2011. The agreement includes a 5% NSR royalty. We are also responsible for payment of annual property taxes for the patents and 50% of the annual property taxes for the town lots.

The Primary Term ended December 31, 2018. Since then, the lease has been maintained on a month to month basis. Negotiations are underway between the Sutro Tunnel Company and Comstock for a new lease.

Virginia City Ventures Inc. - Lease

On October 20, 2010, the Company gained the rights to a Mineral Exploration and Mining Lease with Virginia City Ventures, Inc. through its membership in Northern Comstock LLC. The lease provides mineral rights to three patents in Virginia City. The lease began with a 5-year Exploration Term, followed by a 15-year Development Term. The lease payments started at $500 per month and increased to advance royalties of $1,000 per month during the Development Term. The agreement includes a 5% NSR royalty. We are also responsible for payment of annual property taxes for the patents.

Northern Comstock LLC- Joint Venture

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. Winfield, our largest shareholder, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained rights relating to certain property in Storey County, Nevada (the “DWC Property”) and two groups of properties leased by Mr. Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

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

On August 27, 2015, the Company signed an Amendment to the Operating Agreement with Northern Comstock LLC. The Amendment resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The Operating Agreement requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock joint venture. The Operating Agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company.

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

Mineral production from the DWC Property is subject to a 1% NSR royalty payable to Mr. Art Wilson. Mineral production on the Sutro Property is subject to a royalty of 5% NSR. Mineral production from the VCV Property is subject to a 5% NSR royalty. The Company makes advance minimum royalty payments of $1,000 per month on the Sutro Property and $12,000 per year on the VCV Property leases. Each lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

American Flat Processing Facility

The processing facility is in the American Flat area of Gold Hill, NV, less than a mile west of the Lucerne mine, and operated 24 hours per day, seven days per week, for substantially all of 2013 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the property, plant, equipment and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat, Virginia City, NV. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, Comstock Processing has entered into two agreements that leverage its platform for nearer-term cash generation; first, with Tonogold the Lease-Option Agreement to lease and operate the facilities and second, with Mercury Clean Up LLC (“MCU”) for the commercial pilot of the MCU mercury remediation system, that is expected to close during the second quarter of 2020.

Lucerne Resource Area

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, and 30 miles southeast of Reno, and has been the primary focus of the Company’s exploration and development efforts since 2003. Lucerne includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing approximately 845 acres of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities.

On January 24, 2019, the Company entered into a Purchase Agreement to sell its interests in CML, a wholly-owned subsidiary of Comstock whose sole assets are the Lucerne properties and related permits, to Tonogold. The Purchase Agreement requires a total purchase price and fees of $ 17.6 million, comprised of $11.5 million in cash and $6.1 million in Tonogold CPS. Tonogold will also guarantee the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and also assume certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

At closing on November 18, 2019, Tonogold was granted 50% of the membership interests of CML, representing the ownership contractually granted based on the cash and CPS consideration paid to date. The Company will retain all management control and authority over CML until Tonogold has made all payments in full. Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest shown in the consolidated balance sheets.

Tonogold's activities, aided by the independent mining advisory firm of Mine Development Associates (“MDA”), have included remodeling and updating the Lucerne resource estimate, and planning further exploration, development and feasibility assessments.

Present Condition of Property and Work Performed

We have completed extensive geological mapping, sampling, and drilling on a limited portion of the Comstock District mineral property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning, and economic analysis, and have produced internal reports of our mineralized material inventory. We conducted test mining operations from 2004 through 2006, and from 2012 through 2016. However, we have not established reserves that meet the requirements of SEC Industry Guide 7. Therefore, any activities that we perform on our lands and claims are considered exploratory in nature, including test mining.

Geology, Structure and Mineralization

Gold and silver mineralization in the Lucerne resource area is highly dependent on geologic attributes including but not limited to multiple episodes of mineralization; numerous fault structures of varying orientations that acted as fluid conduits for precious metal transport; and amenable host rocks for deposition of economic concentrations of precious metals. The primary host rocks for the current Comstock resource areas are early Miocene age volcanic rocks, primarily andesitic to rhyolite volcanic flows, domes and intrusive rocks.

From 2007 through 2016, the Company drilled 997 RC and core holes in the Lucerne resource area, totaling 370,522 feet. The Lucerne geologic database now contains 1,850 holes totaling 473,224 feet, including 2004-2005, drilling by the Company and previous drilling by other mining companies.

Mineralization in the Lucerne resource area is located in the historic mine sites of the Lucerne open-cut, Justice, Keystone, Silver Hill, Hartford, Billie the Kid, and Woodville. The mentioned historic mines extracted precious metals from mining vein material from the northwest striking Silver City fault zone. Detailed studies by our geologic staff have identified within the Silver City fault zone four definitive sub-parallel northwest striking mineralized structures. The spacing between each of these structures is approximately 100 to 150 feet. Currently, definition and infill drilling on 50 to 100-foot centers has confirmed gold and silver mineralization over a strike distance of approximately one mile along the Silver City fault zone. Mineralization is open-ended to the north and south along strike and down-dip to the east, including the Chute Zone in the eastern portion of the Lucerne resource area.

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

During 2014, 2015, and 2016, the mineralized material extracted from the Lucerne resource area and historical dumps progressively increased in silver content. In early 2014, the silver to gold ratio was approximately 10:1. As the open cut developed the northern Justice portion of the Lucerne and deepened down-dip along the Silver City fault zone, the silver to gold ratio increased. The 2014 weighted average of silver to gold ratio was 17.5:1. During 2015 the weighted average silver to gold ratio was 18.5:1. This compares to historic silver to gold ratios as high as 100:1 located in the northern Comstock District.

Future Exploration Potential

The Comstock Mining district is a well-known, historic mining district, with over 150 years of production and exploration-based history. From our first acquisition in the Comstock District, we have accumulated a vast collection of historic reports and maps on properties in the district. The data collection has been transformed into digital files with two-dimensional and three-dimensional presentation capabilities. Our exploration efforts in the past have been focused primarily upon the Lucerne and Dayton resource areas. We have conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 9,358-acre land position.  Going forward the Company will continue ongoing exploration and development programs in the Lucerne and Dayton resource areas and expand the exploration to underground mineral targets. This includes further compilation and review of historic surface and sub-surface geology, geochemical and geophysical investigations and drilling.

Dayton Resource Area

The Company plans to advance the Dayton resource area (the "Dayton") to full feasibility. The volcanic host rocks and structural controls of the mineralization defined to date are projected south from the Dayton into the Spring Valley exploration targets. The technical staff has identified multiple drill targets within several specific locations that encompass the Dayton and the new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology. The Company's long-term plan is to further develop the Dayton resource area toward full economic feasibility.

The geologic and engineering team completed underground mapping, sampling, and surveying in a number of historic mine tunnels on and near the Dayton. Several historic mines operated in the Dayton area, leaving access to multiple structures from underground. Some historical adits have remained open or have been uncovered by the Company. Where accessible, the workings were inspected; geology mapped and mineralized material sampled. Once sampling was completed, the workings were surveyed to document the size of the mine workings, the location of the openings and location of the samples. The samples were then assayed at the Company’s in-house metallurgical laboratory for gold and silver.

This underground sampling program has provided a wealth of assay information and provided critical information for furthering the geologic understanding of the Dayton. In some cases, structures identified on the surface were traced underground and in other cases new structures were identified underground were surface expressions were absent or obscured.

Spring Valley

Spring Valley is located south of the Dayton resource area and south and east of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Limited drilling in Spring Valley has intercepted altered volcanic host rocks and identified several mineralized zones. Economic gold mineralization has been intercepted in several widely spaced drill holes during prior Spring Valley programs and selected drill hole intercepts are highlighted (see Figure 5 in the Exploration section of the Management Discussion and Analysis). The expanded exploration program for Spring Valley will include phased drilling programs that will continue southerly from SR341 to the historic Daney mine site (see Figure 6 in the Exploration section of the Management Discussion and Analysis). The targeted area has a total strike length of approximately 8,000 feet.

Occidental

The Occidental vein is a sub parallel vein system to the Comstock Lode and is considered by the Company to be an underexplored, potentially significant exploration target. The Occidental has also been historically referred to as the Brunswick Lode, with historic production records reporting 25,000 tons mined and processed from 1868 to 1894, at an average grade of approximately 0.75 opt gold equivalent. The underground workings were relatively shallow (350 ft) compared to some of the Comstock Lode mines that were developed to depths in excess of 3,000 feet. The Occidental vein system, spanning patented and unpatented claims, has a measured strike length of over 7,600 feet, on land controlled by the Company. Detailed geologic assessment combined with new technological advances in 3-D geophysical surveys will be reviewed to best define future drilling and development plans for this exploration target. The Occidental properties are included in Tonogold's Mineral Exploration and Mining Lease.

Gold Hill

The northern Comstock underground targets of the Gold Hill Group will be prioritized and exploration proposals will follow. Several locations in the Gold Hill Group have been selected for a focused underground development evaluation. The historic mining record of the area has multiple accounts of mining activity and production prematurely halted. The reasons for halting the historic mining activity have been documented by reports describing litigation, unfavorable rock conditions and economic mineralization crossing claim boundaries owned by other mining companies of the time. The Company now controls the contiguous lands of the Gold Hill group and has an opportunity to explore the mineral potential of this area more cost effectively by utilizing knowledge gained from the review of the historical records. The Gold Hill properties are included in Tonogold's Mineral Exploration and Mining Lease.

The Como Project

The Como Project is located in Lyon County, Nevada, approximately 15 miles east of Carson City. The Company performed geological reconnaissance on this property, but has not drilled or collected any samples. We own a 100% interest in one patented and thirteen unpatented lode-mining claims, covering an area of approximately 168 acres in Lyon County,

Nevada, that comprise the Como Project. On February 27, 2020, the Company sold the patented claim and five of the unpatented claims, for $0.1 million in cash, and a 2% NSR, with the buyer’s option to purchase the full NSR for $0.15 million.

Item 3. Legal Proceedings

The Company’s mining and exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations are in compliance with applicable laws and regulations, in all material respects. The Company continuously makes expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Comstock Residents Association

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court in Lyon County, Nevada (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ decision to grant a master plan amendment and zone changes that were approved by the Commissioners in 2014 (the “Application”).

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

On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law, and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law or any other statutes.

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery and allowed CRA the time to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018, and the District Court held a hearing on April 23, 2018. Additional discovery was also allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA’s due process claim and issued its ruling from the bench. The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights. The Court, therefore, denied CRA's due process claim. On July 11, 2019, the Court issued and filed a formal judgment in favor of Lyon County and Comstock Mining. The Company and Lyon County have filed a motion to recover attorney's fees and costs from the CRA.

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020.

Precious Royalties LLC

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages, plus interest at 18% per annum. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious and filed a counterclaim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counterclaim and a four-day trial was set for July 20, 2020.

The Company and Precious met for a Settlement Conference on January 13, 2020. The Company negotiated a definitive and final settlement of all claims and counterclaims between the parties, for a one-time payment of $60,000.

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages (for mental anguish and reputational harm) as well as interest and legal fees and costs.  We believe that those terminations were lawful and intend to vigorously defend the complaint.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE American exchange under the symbol “LODE.” The following table sets forth the quarterly high and low sales prices of our common stock for the periods set forth below:

Quarterly Period	High	Low
2019
Fourth Quarter	$0.58	$0.23
Third Quarter	$0.95	$0.15
Second Quarter	$1.39	$0.80
First Quarter	$1.30	$0.63

2018
Fourth Quarter	$1.64	$0.60
Third Quarter	$1.35	$0.65
Second Quarter	$2.00	$1.13
First Quarter	$2.45	$1.05

The last reported sale price of our common stock on the NYSE American on March 25, 2020, was $0.41 per share. As of March 25, 2020, the number of holders of record was 527.

Equity Compensation Plan Information

See Equity Compensation Plan Information under Item 11. Executive Compensation and also below for information on plans approved by our stockholders.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Any future decision to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors deemed relevant.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to understanding and assessing the consolidated results of operations and the financial condition of the Company, as of and for the year ended December 31, 2019, and our future results. The information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

Overview

The Company is a Nevada-based, gold and silver mining exploration, development and mining company with extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and is an emerging leader in sustainable, responsible mining and is currently commercializing environment-enhancing, precious-metal-based technologies, products, and processes for precious metal recovery.

The Company began acquiring properties in the Comstock District in 2003. Since then, the Company has consolidated a significant portion of the Comstock District, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. The Company continues evaluating and acquiring properties inside and outside the district, expanding its footprint and evaluating all our existing and prospective opportunities for further exploration, development and mining. The Company’s goal is to grow per-share value by commercializing environment-enhancing, precious-metal-based products and processes that generate a rate of predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform.

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

The Company continues evaluating and acquiring properties, expanding its footprint and evaluating all our existing and prospective opportunities for further exploration, development and mining. The near-term goal of our business plan is to maximize intrinsic stockholder value realized, per share, by continuing to acquire and develop mineralized and potentially mineralized properties, exploring, developing and validating qualified resources (measured, indicated and inferred) and reserves (proven and probable) that enable the commercial development of our properties through extended, long-lived mine and mercury remediation plans that are economically feasible and socially responsible, including mine plan development for both the Dayton and Lucerne resource areas, with both surface and underground development opportunities.

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads.

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. The heap processing facility is in American Flat, approximately three quarters of a mile west of the Lucerne mine. Lucerne is the subject of ongoing assessment, exploration and development plans by Tonogold.

The Company achieved initial production and first poured gold and silver on September 29, 2012. The Company ceased mining in 2015 and concluded processing in 2016. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

Current Projects

District-wide Exploration

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our collaboration with Tonogold Resources Inc. (“Tonogold”) the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and the Gold Hill group of exploration targets, to Tonogold, who has near-term plans for exploration and ultimately development towards the economic feasibility of those assets. We are developing exploration plans for the remaining areas, primarily the Spring Valley group that we consider an extension of the Dayton resource area.

The Company's district-wide exploration and development plans contemplate three specific, geological areas that the Company has reorganized into new wholly owned subsidiaries called Comstock Exploration and Development LLC, Comstock Northern Exploration LLC and Comstock Mining LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock Mining LLC includes the Lucerne properties, that Tonogold has agreed to acquire. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production. Refer to Figure 4.

The Company retained royalties ranging from 1.5% to 3.0% on the Lucerne, Occidental and Gold Hill properties.

Gold Hill Group
Con Imperial
Yellow Jacket
Kentuck
Crown Point
Belcher
Overman
Occidental Group
North Brunswick
Sutro Vent Shaft
Brunswick Incline
Upper Occ. Portal
Lower Occ. Portal
New York
New Caledonia
Justice
Woodville
Keystone
Holman
Lucerne Group
Hole 90
Succor
PQ
Chute
Oest
Dayton
SC Target
SC Extension
Dayton-SV Group
Spring Valley North
Amazon-Wonder
Spring Valley Mid
Spring Valley South
Gold Canyon Placers
Daney
District Targets
Legend
Vein Trace
Vein Interpolation
CMI Unpatented Claims
CMI Patent & Fee
N
0
1,000
2,000
4,000
Feet
1 inch = 2,000 feet

Figure 4 - General Overview of Priority Exploration Targets

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno, and has been the primary focus of the Company’s exploration and development efforts since 2003. Lucerne includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing approximately 845 acres of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities and ongoing exploration and development by Tonogold, the company that has agreed to acquire Comstock Mining LLC. The Company holds the key mining permits required to resume surface or underground mining in this area.

The Company’s prior exploration activities in the Lucerne area included open pit gold and silver test mining from 2004 through 2006, and from late 2012 through 2015. As defined by the Securities Exchange Commission (“SEC”) Industry Guide 7 and by the 2018 amendments to Regulation S-K, the Company has not yet established any proven or probable reserves at the Lucerne mine. From 2012 to 2016, the Company processed approximately 2.6 million tons of mineralized material, producing 59,515 ounces of gold and 735,252 ounces of silver.

In December, 2018, the Company received unanimous approval from the Storey County Board of Commissioners to extend its landmark Special Use Permit (“SUP”) for mining and processing for the Lucerne Mine Project for the maximum allowable, 20-year term, extending the original, 10-year permit until September 2, 2034. The permit applies to both surface and underground mining, processing, milling, exploration and development, and other ancillary uses and represents one of the most significant, progressive and collaborative permit approvals in the Company’s history, and its extension strengthens the foundation for the future growth of the Company and its Lucerne-partner, Tonogold.

On January 24, 2019, the Company entered into a Purchase Agreement to sell its interests in CML, a wholly-owned subsidiary of Comstock whose sole assets are the Lucerne properties and related permits, to Tonogold. The Purchase Agreement requires a total purchase price and fees of $ 17.6 million, comprised of $11.5 million in cash and $6.1 million in Tonogold CPS. Tonogold will also guarantee the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and also assume certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

At closing on November 18, 2019, Tonogold received 50% of the membership interests of CML, representing the ownership contractually granted based on the cash and CPS consideration paid to date. Tonogold will receive the remaining 50% of the membership interests after it has delivered the remaining cash consideration. The Company will retain all management control and authority over CML until Tonogold has made all cash payments in full. Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest shown in the consolidated balance sheets.

Over the past two years, Tonogold, aided by the independent mining advisory firm of Mine Development Associates (“MDA”), has evaluated and remodeled the Lucerne resource estimate, and plans further exploration, development and economic feasibility assessments.

Comstock Processing LLC (100% owner of the American Flat Processing Facility)

The processing facility is in the American Flat area of Gold Hill, NV, less than a mile west of Lucerne, and operated 24 hours per day, seven days per week, for substantially all of 2013 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the property, plant, equipment and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat, Virginia City, NV. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, Comstock Processing has entered into two agreements that leverage its platform for nearer-term cash generation; first with Tonogold for the Lease-Option Agreement to lease and operate the facilities and second, with Mercury Clean Up LLC (“MCU”) for the commercial pilot of the MCU mercury remediation system.

CPL’s Lease Option with Tonogold

The Lease Option Agreement (the "Lease-Option"), between the Company and Tonogold, represents an option to lease the permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. Under the Lease-Option, Tonogold has already commenced reimbursing the Company approximately $1.1 million per year to reimburse the costs of maintaining the facility. If the option is exercised, Tonogold would then pay the Company a rental fee of $1 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility. After the first $15 million in rental fees are paid, the rental fee would step down to $1 million per year and $0.50 per processed ton for the next $10 million paid to the Company.

CPL’s Venture with Mercury Clean Up LLC

The second agreement is with MCU, to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, world-wide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and is working on at least one major, international remediation project. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new growth opportunity consistent with the Company’s Strategic Focus.

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

Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through December 31, 2019, the Company has invested $0.75 million in cash and $0.75 million in stock out of the $2 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform. Upon successful feasibility, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. The Company has the rights to invest in up to 25% of MCU and separately, 50% of the joint venture and expects to close on these transactions during the second and third quarters of 2020.

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

MCU has delivered sampling and testing equipment to the American Flat site in February 2020, and has begun taking samples of tailings at locations in the Carson River Mercury Superfund Site ("CRMSS") to locate suitable material to commence bulk testing. The remaining equipment is scheduled for arrival in April 2020.

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

Comstock Northern Exploration LLC (Occidental Lode and Other Northern Target Mineral Claims)

Tonogold has commenced further, detailed analysis of our northern targets that correlates historical data with modern geological assessments and reveals a potentially much larger exploration opportunity. Accordingly, the Company signed a new Mineral Exploration and Mining Lease (the "Exploration Lease") with Tonogold for certain mineral properties in Storey County, Nevada. The lease is for an initial term of 5 years, with options to renew for an additional 15 years, so long as specific commitments are met, including spending at least $1 million per year on exploration and progressively validating technical reports. The lease has a quarterly fee of $10,000 in the first year, escalating 10% per year thereafter. Tonogold is also required to reimburse all claim maintenance costs and other costs associated with owning the properties. The Company retains a 1.5% to 3.0% NSR royalty on future mineral production from the properties.

The mineral lease includes the Occidental group and Gold Hill group of exploration targets, which contains many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines. The Company believes this will accelerate the development of these targets and enhance the value of its mineral property and royalty portfolio. Tonogold is current permitting an exploration drilling program for these areas, and expects to begin drilling in the second quarter of 2020.

Comstock Exploration & Development (100% owner of the Dayton Resource and Spring Valley Exploration Areas)

The Company plans to advance the Dayton to full feasibility, towards a production ready mine plan. The plan includes expanding the current resource at the Dayton and continuing southerly into Spring Valley, with incremental expansion programs that include exploration and definition drilling of targets identified by the prior conventional percussion, RC and diamond core drill programs and magnetic, IP and resistivity geophysical surveys (see Figure 5).

The Company previously estimated a mineral resource for Dayton as part of a broader technical report for the Comstock Mine Project. Since our last Dayton resource estimate, the Company has:

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

•
Mapped a recently uncovered, high-grade shear zone in the Dayton adit. Systematic channel sampling revealed a 90.8 foot mineralized shear zone, starting 245 feet inside the adit. The results for the entire 90.8 feet averaged 0.043 opt gold and 0.404 opt silver. The zone included 7.5 feet averaging 0.121 opt gold and 0.753 opt silver. Multi-element assays confirmed the presence of previously-identified, elevated values for additional elements such as Cadmium, Selenium, and Tungsten.

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
S
N
E

Figure 5 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures

In-house Dayton engineering and mine planning efforts have resulted in profiling various economic shells with multiple cutoff grade scenarios. Various layouts for the mine and corresponding processing facilities have been conceptually developed and located on lands 100% privately held by the Company, thus simplifying and shortening the critical permitting chain.

The Company has retained the independent mining advisory firm of Behre Dolbear to produce a new, standalone National Instrument 43-101 (“NI 43-101”) compliant technical report for the Dayton resource area that supports the subsequent scope of publishing a Preliminary Economic Assessment (“PEA”) for the Dayton. The new technical report will provide a new resource estimate, and a phased drilling plan for better defining and expanding the resource for sustainable, profitable mining.

Dayton Metallurgy

The Dayton mineralized material has been subjected to metallurgical testing by independent laboratories and in the Company’s on-site lab. Column tests were conducted by McClelland Laboratories in 2011 on medium-grade and high-grade composites from the Dayton area, at both 1” and ½” crush sizes. The gold recovery after 154 days averaged 86.7% for gold and 47.4% for silver. The final report stated that at the end of the test, the curves had flattened, but recovery was still increasing.

In early 2018, the Company’s in-house lab ran column tests on bulk samples from three different locations in the Dayton resource area: Glory Hole mid-grade, Glory Hole high-grade, and the Dayton Adit. Two columns were loaded from each bulk sample. The recovery after 74 days averaged 84% for gold and 55% for silver. The metal recovery had not stopped after 74 days, but the daily incremental increases were below the Company’s analytical detection limits.

The Company is working with strategic partners to test alternative, greener technologies for processing the mineralized material from the Dayton resource area. This includes trials by Cycladex, Inc., a strategic investee, funded, in part, by the National Science Foundation, for extensive testing of their patented, cycladextrin lixiviant, and Itronics, Inc. to test their KAM-Thio metallurgical recovery process on the Dayton mineralized material. Both partners represent potential alternatives to traditional cyanide heap leaching.

The ongoing testing of alternative technologies underpins the Company’s commitment to responsible development of the Dayton resource. A breakthrough with any of these cleaner technologies could result in higher, faster recoveries with reduced waste, as well as a streamlined permitting process and lower long-term reclamation costs.

Dayton - Spring Valley Group Targets

Spring Valley lies adjacent to the south of the Dayton resource area, extending to the south and east of State Route 341, trending south toward the southern-most end of the Comstock District that includes the southern portion of the Kossuth patented claim and the Dondero, Daney and New Daney claims and all of the Company’s placer mining claims in Spring Valley and Gold Canyon. The Spring Valley mineralized structures lie mostly concealed beneath a veneer of sediment gravels and the volcanic host rocks and the structural controls of the mineralization defined for the Dayton resource area are known to continue south into Spring Valley. Potentially economic gold mineralization has been intercepted in several widely spaced holes drilled during prior Spring Valley drilling programs.

The Spring Valley exploration program is designed to target areas that have similar magnetic signatures of known economic grade mineralization. The magnetic geophysical survey was further studied and a structural interpretation was developed that illustrated multiple cross cutting structures (colored green) that are oblique to the southerly projected north/south vein trend (colored red), refer to Figure 5. Though rare due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the vein structures were derived by connecting specific magnetic attributes as identified on each 25-meter spaced survey lines. Similar structures have been identified in the Dayton area and were important components for the development of economic grades of mineralization. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR 341 to the historic Daney mine site (Figure 6), with a potential strike length of approximately 9,600 feet.

Dayton - Spring Valley Targets
Legend
CMI Mining Claims
CMI Private Ground
N
0
800
1,600
3,200
Feet
Behre Dolbear
(Jan. 2013)
Resource @ 0.020 opt Au Cutoff
7.9 M tons
0.042 opt, 330,000 ounces Au
0.231 opt, 1.8 M ounces Ag
SC Target
SC Target Extension
Spring Valley North
Spring Valley Mid
Spring Valley South
Daney

Figure 6 - Dayton and Spring Valley Group Targets

The technical staff reviewed historic geologic and geophysical studies and prior drill programs that focused upon the Dayton resource area and extensions south into Spring Valley. The few drill holes that were completed in Spring Valley intercepted altered Miocene volcanic rock known to host the economic mineralization of the Dayton. Specific drill holes that encountered highly mineralized zones are highlighted on Figure 5. Collectively, several specific locations were selected and are targeted for future drilling. The Dayton has open ended economic mineralization requiring additional drill holes to delineate the geometry for mine planning. South of the Dayton, the limited drilling coupled with the geophysical interpretation indicates the targeted exploration model extends an additional 8,000 feet (length of geophysical magnetic survey) into Spring Valley.

Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Altered volcanic host rocks have been intercepted by limited drilling and identified several mineralized zones. Selected drill hole intercepts are highlighted (see Figure 5). The mid-level magnetic lows define a zone (up to 500 feet wide) beginning at the Dayton and continuing southerly approximately 8,000 feet (length of geophysical magnetic survey) towards the Daney patent. The zone is further defined by the trace of interpreted north/south trending vein swarms depicted on Figure 5. In the Dayton the increased density of the vein swarms with intersecting cross structures has been indicative to host the higher grades and larger volumes of economic mineralization. This scenario has generated a multiple drill target environment.

The Spring Valley exploration program is designed to target areas that have similar magnetic signatures of known economic grade mineralization. The magnetic geophysical survey was further studied, and a structural interpretation was developed that illustrated multiple cross cutting structures (colored green) that are oblique to the southerly projected north/south vein trend (colored red), refer to Figure 5. Though rare due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the structures and veins were derived by connecting these specific magnetic attributes as identified on each 25-meter spaced survey line. Similar structures have been identified in the Dayton and are important components for the development of economic mineralization.

Pelen-Sutro Tunnel Company Acquisition

In January of 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. Pelen LLC is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill.

The Company issued 351,637 additional shares in November, 2018, and set the closing of the purchase of the membership interests by December 31, 2019, once the seller of the membership interests has received total cash proceeds of at least $585,000 either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $585,000, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election.

In December 2019, the agreement was amended to revise the “Cut-Off” date to March 31, 2020, for closing the transaction. The Company paid $11,700 of interest payable as of December 31, 2019. The Company also agreed to prepay $5,850 of interest payable with respect to the period between December 31, 2019, and March 31, 2020.

Non-mining Real Estate

On September 26, 2019, the Company entered into new agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell the industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The agreements anticipate the transactions to close in the first quarter of 2020. On September 15, 2019, and effective September 25, 2019, the Company terminated prior agreements to sell the 98 acres and DTSS to another third party.

The Gold Hill Hotel is listed for sale for $1.0 million. The Gold Hill Hotel has been consistently profitable and cash positive over the past two years. The Daney Ranch is listed for sale, in two components, for a total of $3.8 million.

COVID-19

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of travel bans, quarantine periods and social distancing, have caused material disruptions to global business and an economic downturn. Global equity markets have experienced significant volatility and weakness. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental and central bank interventions. On March 12, 2020, Nevada Governor Stephen Sisolak issued a Declaration of Emergency to facilitate the State’s response to the COVID-19 pandemic. The Governor's guidance for the mining industry includes limiting gatherings to no more than 10 people, maintaining social distancing protocols where 10 or less are gathered, limiting travel, and working remotely when possible.

The Company is currently operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that could potentially result in delays to the Company's plans for developing our Dayton Resource, MCU’s plans for commencing mercury recovery testing, and Tonogold's plans for exploration drilling during the second quarter of 2020. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the financial results and conditions of the Company, and its operating subsidiaries and partners, or in future periods.

Outlook

During the first quarter of 2020, the Company expects to receive approximately $1.35 million in cash for expense reimbursements required under the Tonogold agreements. During the last nine months of 2020, and the first nine months of 2021, the Company expects to receive monthly interest payments of $54,750 from Tonogold toward its purchase of 100% of the membership interest in Comstock Mining LLC, the entity that owns the Lucerne properties. As of December 31, 2019, Tonogold has earned 50% of the membership interest after making payments of over $6.0 million in cash and $6.1 million in CPS. The Company plans on monetizing a portion of the CPS during the second half of 2020, depending on price performance and liquidity.

During the first half of 2020, the Company expects to close on the agreed upon sale of certain non-mining assets located in Silver Springs, NV, to Sierra Springs Enterprises Inc., for total net proceeds of $10.1 million. The agreements were signed in September 2019, with $0.4 million of non-refundable deposits made and released to the Company from escrow. The Company will use the remaining $9.7 million of proceeds to extinguish the entirety of its outstanding Senior Secured Debenture obligation, principal and make-whole of approximately $4.9 million, plus accrued interest of approximately $0.3 million.

Our annual operating expenses, including other income and expenses and excluding depreciation, are planned at $4.9 million, with approximately $2.3 million of that amount currently being reimbursed under the Tonogold Purchase Agreement, Lease-Option Agreement, and Mineral Exploration and Mining Lease Agreement, resulting in net operating expenses for 2020, excluding exploration spending, of $2.6 million.

Tonogold is currently planning and permitting a drilling program for the Storey County exploration targets, including the leased mineral claims, just north of the Lucerne area, and expects to begin drilling in the second quarter of 2020. Under the Mineral Exploration and Mining Lease, Tonogold must spend at least $1.0 million per year on exploration.

The Company’s 2020 plans also include obtaining the local permits for Dayton, expanding Dayton’s current resource and continuing southerly into Spring Valley with incremental exploration programs that include exploration and definition drilling of targets identified by geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing an updated, NI 43-101 compliant, mineral resource estimate for the Dayton.

For 2020, the Company’s plans also include advancing the investment in and the commercialization of MCU’s mercury remediation processing technologies. The Company expects to close on the MCU transactions during the second and third quarters of 2020. Oro has commenced manufacturing the 2-to-25 ton per hour mercury recovery plant and recently completed the critical “reverse-helix spiral concentrator” component of the system. The mercury remediation system includes a 200 gallon-per-minute dissolved air flotation (“DAF”) water treatment plant and a fully operational, mercury-specific metallurgical laboratory. The entire system will be mounted on three separate trailers and will be set up on the Company’s fully contained, double-lined processing area during the fourth quarter with the first equipment delivered to the processing site during March 2020. During the first quarter of 2020, MCU identified sample locations within the Carson River Mercury

Superfund Site (“CRMSS”) that are currently being sampled per an EPA-approved and updated Sampling and Analysis Plan (“SAP”). Once suitable sites have been identified, bulk samples will be extracted and transported to the MCU mercury remediation system located at the Company’s American Flat processing facility.

MCU plans to commence trial operations in the second quarter of 2020, at the Company's American Flat processing facility, to validate and fine-tune the mercury extraction and remediation process, with the objective of reclaiming and remediating the Company's existing properties within the Carson River Mercury Superfund Site ("CRMSS"), enhancing the values of, and evaluating the potential economic feasibilities for, these properties and creating new global growth opportunities in mercury remediation by demonstrating MCU’s technological and operational effectiveness, efficiency, and feasibility.

MCU has agreed and plans to commence reclamation operations in the third quarter 2020, in the Philippines. MCU has signed a joint venture agreement with Clean Ore Solutions, a Philippine Company, for mercury extraction and remediation of Mount Diwalwal and the Naboc River, one of the most mercury polluted, gold mining regions in the world. This representing the first real international opportunity for large-scale mercury remediation and environmental reclamations, using MCU’s system, with the objective of establishing MCU as the global leader in large scale, mercury remediation projects.

On March 20, 2020,  Philippines Department of Transportation (PDOT) announced "a temporary travel ban on foreigners" entering the Philippines starting midnight March 22, 2020, the ultimate durations of which are currently unpredictable, potentially resulting in delays to MCU’s and the Company’s plans for commencing operations in the Philippines during third quarter of 2020.

Equity Raises

During the years ended December 31, 2019, and 2018, the Company issued 12,168,834 and 5,620,434 shares, respectively. During 2019, 10,015,443 common shares were issued through equity issuance agreements, issuance of common stock for convertible preferred, and private placement agreements, at an average price per share of $0.52 for gross proceeds of $5.2 million ($4.9 million, net of cash issuance costs). During 2018, 4,243,371 common shares were issued through the Company’s equity issuance and private placement agreements at an average price per share of $1.06, for gross proceeds of approximately $4.5 million ($4.2 million, net of cash issuance costs).

Common shares outstanding at December 31, 2019, and 2018, totaled 27,236,489 and 15,067,655, respectively.

Following is a reconciliation of the stock-based transactions as of December 31, 2019:

	2019	2018
Shares Outstanding as of beginning of year	15,067,655	9,447,221
Shares issued for:
Equity issue agreements	5,941,670	3,152,462
Issuance of common stock for convertible preferred	2,240,441	—
Private placement agreements	1,833,332	1,090,909
Reverse split fractional shares	9,114	—
Common stock issuance costs	498,008	175,447
Purchase of mineral rights	746,269	554,898
Purchase of Pelen, LLC membership interest	—	646,718
Investment in Mercury Clean Up LLC	900,000	—
Total shares issued	12,168,834	5,620,434
Shares outstanding as of end of year	27,236,489	15,067,655

Comparative Financial Information

Below we set forth a summary of comparative financial information for the twelve months ended December 31, 2019, 2018, and 2017.

	2019	2018	2017	Difference 2019 versus 2018	Difference 2018 versus 2017
Revenue - mining	$—	$—	$—	$—	$—
Revenue - real estate	179,632	150,289	104,329	29,343	45,960

Costs applicable to mining revenue	1,498,672	2,765,324	3,392,092	(1,266,652)	(626,768)
Real estate operating costs	37,562	40,935	73,739	(3,373)	(32,804)
Exploration and mine development	750,647	958,075	1,130,567	(207,428)	(172,492)
Mine claims and costs	174,173	124,047	1,003,070	50,126	(879,023)
Environmental and reclamation	(244,164)	258,507	787,496	(502,671)	(528,989)
General and administrative	3,307,195	3,403,833	2,595,331	(96,638)	808,502
Loss from Operations	(5,344,453)	(7,400,432)	(8,877,966)	2,055,979	1,477,534
OTHER INCOME (EXPENSE)
Interest expense	(879,530)	(1,410,389)	(1,710,390)	530,859	300,001
Other income (expense)	2,418,116	(669,932)	12,178	3,088,048	(682,110)
Net Loss	$(3,805,867)	$(9,480,753)	$(10,576,178)	$5,674,886	$1,095,425

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the years ended 2019, 2018, and 2017.

Real estate revenue was $0.2 million for the years ended December 31, 2019 and 2018. The Company owns various real estate properties including the historic Gold Hill Hotel, various homes and cottages in the Comstock historic district and the Daney Ranch in Dayton, NV. The Company owns the properties while leasing them to independent operators, businesses and individuals. The increase in 2019 resulted from leasing additional properties, including leasing our metallurgical laboratories during 2019. Real estate revenue increased $0.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to higher utilization of the other properties to individuals and businesses.

Real estate operating costs decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to lower maintenance costs for the properties. Real estate operating costs decreased for the year ended 2018, compared to the same period in 2017, primarily due to lower property maintenance costs.

Costs applicable to mining revenue decreased by $1.3 million for the year ended December 31, 2019, as compared to 2018. Costs for the years ending in 2019 and 2018, consisted solely of depreciation expense on temporarily idled mining equipment, processing facilities, and heap leach pads, and certain of the idled assets have been fully depreciated. Costs applicable to mining revenue decreased by $0.6 million for the year ended December 31, 2018, as compared to 2017. The reduction was the result of a full year of lower processing costs and lower depreciation expense.

Exploration and mine development expenses decreased by $0.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease was primarily the result of an increase in reimbursements from Tonogold. Exploration and mine development costs decreased by $0.2 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease represents the cessation of the remaining underground exploration and development costs and related staff, in early 2017.

Mine claim and costs were essentially flat for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Mine claim and costs decreased by $0.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease is primarily due to payments being fully reimbursed during 2018, as compared to being reimbursed for only a part of 2017, in accordance with the previous Tonogold Option agreement signed in late 2017.

Environmental and reclamation costs decreased by $0.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease is the result of a reduction of approximately $0.4 million in the reclamation obligation estimate resulting from completed reclamation and higher reimbursements from Tonogold. Environmental and reclamation expenses decreased $0.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease is the result of lower environmental consulting and lower third-party expenses associated with engineering services and mine planning associated with underground drilling results from the Lucerne development.

General and administrative expenses decreased by $0.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease is a result of lower compensation and consulting fees, somewhat offset by higher legal fees. General and administrative expenses increased by $0.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase is a result of a gain of $0.3 million from the sale of fixed assets in 2017, along with an increase of $0.4 million in legal and consulting fees in 2018.

Interest expense decreased by $0.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to lower average debt balances during 2019, and to a lesser extent, higher reimbursements of interest expense from Tonogold, that commenced on June 1, 2019. Interest expense decreased by $0.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to lower average debt balances.

Other income and expense, net, increased $3.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase resulted from $2.2 million income from the termination of the Tonogold Option and $1.5 million of income from mark to market gains on the Tonogold shares that are carried at fair value, somewhat offset by preferred share issuance costs and the write down of certain assets held for sale. Other income and expense, net, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, decreased $0.7 million primarily due to make-whole provisions for the Pelen minority interest purchase.

Net loss was $3.8 million and $9.5 million for the years ended December 31, 2019, and 2018, respectively.
The decrease of $5.7 million resulted from a $3.1 million increase in other income, a $2.1 million reduction in operating expense, and a $0.5 million reduction in interest expense. Net loss was $9.5 million and $10.6 million for the years ended December 31, 2018, and 2017, respectively. The decrease of $1.1 million was primarily the result of a $1.5 million reduction in operating expenses and a $0.3 million reduction in interest expense, offset by $0.7 million in higher other expenses.

 Liquidity and Capital Resources

The financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned investment sales of Tonogold securities, and proceeds from the planned sale of Lucerne mineral properties and non-mining assets.

The Company has recurring net losses from operations and an accumulated deficit of $235.9 million as of December 31, 2019. For the year ended December 31, 2019, the Company incurred a net loss of $3.8 million and used $2.3 million of cash in operations. As of December 31, 2019, the Company had cash and cash equivalents of $1.0 million. The Company also has long-term debt of $4.9 million that matures in January 2021, for which it does not currently have the ability to repay. Such condition raises substantial doubt regarding the Company’s ability to continue as a going concern.

The Company intends to finance its operations over the next twelve months through its existing cash, the sale of common stock through its existing equity agreements to issue securities, proceeds from the planned sale of its Lucerne mineral properties, non-mining assets, and Tonogold securities. These plans are outside of the control of management, and therefore, substantial doubt exists about the Company’s ability to continue as a going concern through 12 months from the issuance date of the financial statements.

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the sale of up to $50.0 million of the Company’s securities, from time to time, and used $4.5 million of that capacity during 2019, leaving an aggregate unused capacity of $45.5 million as of December 31, 2019. So long as the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates is less than $75 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to, is limited from being no more than one-third of the aggregate market value of the Company’s non-affiliated voting and non-voting common equity. On March 15, 2020, these limitations resulted in approximately $2.1 million of unrestricted, available S-3 Shelf capacity.

The Company was late in filing its quarterly report on Form 10-Q for the period ending March 31, 2019. The report was due to be filed on May 15, 2019, but was not filed until June 20, 2019. As a result, starting on the date of this 10-K filing, the Company is no longer permitted to issue securities pursuant to the S-3 Shelf (unless the Company files a post-effective amendment on Form S-1 that is declared effective by the SEC) until twelve months and any portion of a month subsequent to the late filing have lapsed (that is, permission to use the S-3 Shelf resumes on July 1, 2020), when the Company will once again be permitted to issue securities pursuant to the S-3 Shelf registration statement, assuming that the Company meets all other requirements of the Form S-3 at that time.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston with aggregate unused capacity of $0.45 million as of December 31, 2019. In February 2019, the Company also entered into an equity purchase agreement (the “2019 Equity Agreement”) with the Murray Family Office (“Murray FO”) for the sale of up to $5.0 million in shares of the Company’s common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. On September 20, 2019, the Company filed a prospectus that terminated any remaining sales pursuant to the 2019 Equity Agreement after using $1.9 million of its capacity

On September 26, 2019, as amended in November 30, 2019, and December 26, 2019, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV, including 98 acres of industrial land and senior water rights (the “98 acres”) for $6.5 million and 160 acres of commercial land contained with its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. As of February 28, 2020, the Company received $0.4 million in escrowed deposits for the purchase of these assets and expects the sales to close during the second quarter of 2020.

Net cash used in operating activities for the year ended December 31, 2019, was $2.3 million as compared to net cash used in operating activities of $4.0 million for the prior year. The Company's use of cash in 2019, and 2018, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The decrease resulted from a lower net loss due to lower operating expenses and a higher net source of cash from working capital. Net cash used in operating activities for the year ended December 31, 2018, was $4.0 million as compared to net cash used in operating activities of $6.5 million for the prior year. The Company's use of cash in 2018, and 2017, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The decrease in cash used in operations of $2.5 million resulted due to lower operating expenses and a higher net source of cash from working capital.

Net cash provided by investing activities for the year ended December 31, 2019, was $2.6 million, substantially all from $5.9 million of payments on the purchase of Comstock Mining LLC by Tonogold, offset by $2.4 million used for the purchase of properties, $0.8 million for investment in MCU, and $0.3 million for the investment in Sierra Springs Opportunity Fund. Net cash used in investing activities for the year ended December 31, 2018, was $1.6 million, substantially all from purchases of property. Net cash provided by investing activities for the year ended December 31, 2017, was $1.0 million, primarily driven by proceeds from the sale of equipment of $1.1 million offset by purchases of property for approximately $0.1 million.

Net cash provided by financing activities for the year ended December 31, 2019, was $0.2 million, primarily from net proceeds from the sale of common stock of $4.9 million, partially offset by principal payments on long term debt of approximately $4.7 million. Net cash provided by financing activities for the year ended December 31, 2018, was $4.1 million, primarily from net proceeds from the sale of common stock of $4.2 million and $2.0 million from the Tonogold option fee proceeds, offset by principal payments on long term debt of approximately $2.1 million. Net cash provided by financing activities for the year ended December 31, 2017, was $7.4 million, primarily from net proceeds from the sale of common stock of $7.1 million, proceeds from the Tonogold option fee of $0.2 million, and net proceeds from long term debt refinancing of approximately $0.1 million.

Future operating expenditures above management’s expectations, including exploration and mine development expenditures, or in excess of amounts to be raised from the issuance of equity or new debt facilities, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock, would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures and investments or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, and the outlook for global or regional demand conditions for gold and silver. However, the impairment reviews and calculations are based on assumptions that are consistent with the Company’s business plans and long-term investment decisions. Management does not believe there are impairments present in mineral rights and properties, plant, and equipment.

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
DECEMBER 31, 2019, 2018, AND 2017

Financial Statement Schedule

Comstock Mining Inc. and Subsidiaries

The following consolidated financial statement schedule of Comstock Mining Inc. and subsidiaries is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II – Valuation and Qualifying Accounts	73

Exhibits. The exhibits listed in the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Comstock Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. and subsidiaries (the "Company") as of December 31, 2019, and 2018, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and cash outflows from operations, has an accumulated deficit and has debt maturing within twelve months from the issuance date of the financial statements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 30, 2020

We have served as the Company’s auditor since 2011.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,015,857	$488,657
Assets held for sale, net (Note 3)	10,512,066	5,363,403
Prepaid expenses and other current assets (Note 4)	1,821,627	2,712,202
Total current assets	13,349,550	8,564,262

Mineral rights and properties, net (Note 5)	5,690,885	7,205,081
Properties, plant and equipment, net (Note 6)	7,935,021	9,742,120
Reclamation bond deposit (Note 7)	2,688,962	2,622,544
Retirement obligation asset (Note 8)	115,926	203,274
Investment in Tonogold preferred shares (Note 13)	9,080,000	—
Investment in Sierra Springs common shares (Note 2)	335,000	—
Other assets	374,548	274,444

TOTAL ASSETS	$39,569,892	$28,611,725

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$922,553	$405,146
Accrued expenses (Note 9)	1,855,431	1,674,733
Deposits (Note 18)	318,384	—
Liabilities held for sale, net (Note 3)	1,019,705	—
Long-term debt – current portion (Note 10)	328,068	309,843
Total current liabilities	4,444,141	2,389,722

LONG-TERM LIABILITIES:
Long-term debt (Note 10)	5,084,006	8,857,870
Long-term reclamation liability (Note 8)	6,034,208	7,441,091
Other liabilities	514,977	538,140
Total long-term liabilities	11,633,191	16,837,101

Total liabilities	16,077,332	19,226,823

COMMITMENTS AND CONTINGENCIES (Note 21)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 27,236,489 and 15,067,655 shares issued and outstanding at December 31, 2019 and 2018, respectively	18,139	50,175
Additional paid-in capital	259,095,152	241,419,897
Accumulated deficit	(235,890,272)	(232,085,170)
Total Comstock Mining Inc. stockholders' equity	23,223,019	9,384,902
Noncontrolling interest	269,541	—
Total equity	23,492,560	9,384,902

TOTAL LIABILITIES AND EQUITY	$39,569,892	$28,611,725
See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
REVENUES
Revenue - mining	$—	$—	$—
Revenue - real estate	179,632	150,289	104,329
Total revenues	179,632	150,289	104,329

COST AND EXPENSES
Costs applicable to mining revenue	1,498,672	2,765,324	3,392,092
Real estate operating costs	37,562	40,935	73,739
Exploration and mine development	750,647	958,075	1,130,567
Mine claims and costs	174,173	124,047	1,003,070
Environmental and reclamation	(244,164)	258,507	787,496
General and administrative	3,307,195	3,403,833	2,595,331
Total cost and expenses	5,524,085	7,550,721	8,982,295

LOSS FROM OPERATIONS	(5,344,453)	(7,400,432)	(8,877,966)

OTHER INCOME (EXPENSE)
Interest expense	(879,530)	(1,410,389)	(1,710,390)
Other income (expense)	2,418,116	(669,932)	12,178
Total other income (expense), net	1,538,586	(2,080,321)	(1,698,212)

NET LOSS	(3,805,867)	(9,480,753)	(10,576,178)

Less: net loss attributable to noncontrolling interest	(765)	—	—

NET LOSS ATTRIBUTABLE TO COMSTOCK MINING INC.	$(3,805,102)	$(9,480,753)	$(10,576,178)

Net loss per common share – basic and diluted	$(0.20)	$(0.79)	$(1.29)
Weighted average common shares outstanding — basic and diluted	19,455,505	11,925,961	8,225,449

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Comstock Mining Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2017			7,414,547	$123,453	$226,321,375	$(212,028,239)	$—	$14,416,589

Share reverse split adjustment				(125,892)	125,892			—
Issuance of common stock			1,892,953	31,571	7,315,136			7,346,707
Public offering issuance costs			—	—	(278,919)			(278,919)
Issuance of share options with Tonogold at fair value			—		200,000			200,000
Purchase of properties, plant and equipment			39,200	653	273,747			274,400
Payment for mineral rights			100,521	1,674	480,826			482,500
Net loss						(10,576,178)		(10,576,178)
BALANCE - December 31, 2017			9,447,221	31,459	234,438,057	(222,604,417)	—	11,865,099

Issuance of common stock			4,418,818	14,715	4,463,726			4,478,441
Common stock issuance costs					(329,385)			(329,385)
Purchase of membership interest			646,718	2,154	366,846			369,000
Payment for mineral rights			554,898	1847	480,653			482,500
Issuance of share options with Tonogold at fair value					2,000,000			2,000,000
Net loss						(9,480,753)		(9,480,753)
BALANCE - December 31, 2018			15,067,655	50,175	241,419,897	(232,085,170)	—	9,384,902

Share reverse split adjustment				(67,650)	67,650			—
Issuance of common stock			8,282,124	22,671	4,455,792			4,478,463
Issuance of common stock for convertible preferred			2,240,441	7,461	1,266,539			1,274,000

Common stock issuance cost			—	—	(645,751)			(645,751)
Issuance of convertible preferred stock	1,083	1			1,082,999			1,083,000
Preferred stock issuance costs	191				432,000			432,000
Preferred stock converted to common	(1,274)	(1)			(1,273,999)			(1,274,000)
Payment for mineral rights			746,269	2,485	480,015			482,500
Investment in Mercury Clean Up LLC			900,000	2,997	748,053			751,050
Termination of share option with Tonogold					(2,200,000)			(2,200,000)
Noncontrolling interest in Comstock Mining LLC					13,261,957		270,306	13,532,263
Net loss						(3,805,102)	(765)	(3,805,867)
BALANCE - December 31, 2019	—	—	27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
OPERATING ACTIVITIES:
Net loss	$(3,805,867)	$(9,480,753)	$(10,576,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	1,817,214	3,147,893	4,187,683
Gain on sale of properties, plant, and equipment	(4,625)	(13,991)	(309,194)
Cancellation of Tonogold share option	(2,200,000)	—	—
(Reduction) accretion of reclamation liability	(387,178)	23,411	64,334
Amortization of debt discounts and issuance costs	245,214	343,857	436,896
Preferred shares issuance expense	432,000	—
Net loss on early retirement of long-term debt	252,486	193,711	294,569
Change in make-whole liabilities	540,179	504,162	—
Mark to market Tonogold preferred shares	(1,472,737)	—	—
Impairment of asset held for sale	496,090	—	—
Payment in kind interest expense	—	437,852	—

Changes in operating assets and liabilities:
Prepaid expenses	602,303	(795,815)	69,700
Other assets	(103,047)	65,355	—
Accounts payable	517,407	83,844	(483,249)
Accrued expenses and other liabilities	763,387	1,463,332	(218,871)
NET CASH USED IN OPERATING ACTIVITIES	(2,307,174)	(4,027,142)	(6,534,310)
INVESTING ACTIVITIES:
Proceeds from Membership Interest Purchase Agreement with Tonogold	5,925,000	—	—
Proceeds from deposits toward sale of non-mining assets to Sierra Springs	300,000	—	—
Purchase of mineral rights and properties, plant and equipment	(2,436,354)	(1,655,820)	(130,166)
Proceeds from principal payment on note receivable	396	503	40
Proceeds from sale of mineral rights and properties, plant and equipment	4,625	26,000	1,109,388
Investment in Sierra Springs Opportunity Fund	(335,000)	—	—
Deposits (Note 4)	(750,000)	—	—
Change in reclamation bond deposit	(66,418)	—	—
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	2,642,249	(1,629,317)	979,262
FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,723,587)	(2,070,658)	(9,209,827)
Proceeds from long-term debt obligations	—	—	9,379,446
Proceeds from the issuance of common stock	4,103,463	4,233,441	7,346,707
Common stock issuance costs	(270,751)	(84,385)	(278,919)
Proceeds from the issuance of convertible preferred stock	1,083,000	—	—
Proceeds from the issuance of share option with Tonogold	—	2,000,000	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	192,125	4,078,398	7,437,407
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	527,200	(1,578,061)	1,882,359
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	488,657	2,066,718	184,359
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,015,857	$488,657	$2,066,718
			(Continued)

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$551,087	$112,050	$1,228,140
Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for payment of mining right	$482,500	$482,500	$482,500
Issuance of common stock to pay for common stock issuance costs	375,000	245,000	—
Deposits (Note 4)	751,050	—	—
Issuance of common stock (in advance) to purchase Pelen interest	—	585,000	—
Advance payment received on Membership Purchase Agreement	7,607,263	—
Issuance of long-term debt for purchase of mineral rights and properties, plant and equipment			247,494
Use of common stock for long-term debt	—	—	124,920
Issuance of common stock for purchase of property, plant and equipment			274,400

 See notes to consolidated financial statements.                                (Concluded)

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

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

We continue expanding our platform and creating opportunities for exploration, development and mining. The Company now owns or controls approximately 9,358 acres of mining claims and parcels in the Comstock and Silver City Districts. The acreage is comprised of approximately 2,396 acres of patented claims (private lands) and surface parcels (private lands) and approximately 6,962 acres of unpatented mining claims, administered by the Bureau of Land Management, (“BLM”).

The Company is a Nevada-based gold and silver exploration, development and mining company, that commenced Lucerne Mine operations in 2012, and ramped up to approximately 20,000 gold-equivalent-ounces of annual production. The Company completed processing Lucerne mined mineralized material in December 2016, and is currently planning the exploration and development of an expanded resource for the Dayton resource area and the Spring Valley target area, both owned by Comstock Exploration and Development LLC. Tonogold Resources Inc. (“Tonogold”), is planning the exploration of the remaining northern mineral claims owned by Comstock Northern Exploration LLC and leased by that company to Tonogold. Tonogold is also the holder of the other fifty percent membership interest in Comstock Mining LLC, the entity that owns the Lucerne properties, and is expected to further explore and develop the Lucerne Mine.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - The consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States ("GAAP"): Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration & Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, and Downtown Silver Springs LLC, and its fifty percent membership interest in Comstock Mining LLC. Inter-company transactions and balances have been eliminated.

Liquidity and Going Concern - The financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned investment sales of Tonogold securities, and proceeds from the planned sale of Lucerne mineral properties and non-mining assets.

The Company has recurring net losses from operations and an accumulated deficit of $235.9 million as of December 31, 2019. For the year ended December 31, 2019, the Company incurred a net loss of $3.8 million and used $2.3 million of cash in operations. As of December 31, 2019, the Company had cash and cash equivalents of $1.0 million. The Company also has long-term debt of $4.9 million that matures in January 2021, for which it does not currently have the ability to repay. Such condition raises substantial doubt regarding the Company’s ability to continue as a going concern.

The Company intends to finance its operations over the next twelve months through its existing cash, the sale of common stock through its existing equity agreements to issue securities, and proceeds from the planned sale of its Lucerne mineral properties and non-mining assets, and Tonogold securities. These plans are outside of the control of management, and therefore, substantial doubt exists about the Company’s ability to continue as a going concern through 12 months from the issuance date of the financial statements.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston with aggregate unused capacity of $0.45 million as of December 31, 2019.

In February 2019, the Company also entered into an equity purchase agreement (the “2019 Equity Agreement”) with the Murray Family Office (“Murray FO”) for the sale of up to $5.0 million in shares of the Company’s common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. On September 20, 2019, the Company filed a prospectus that terminated any remaining sales pursuant to the 2019 Equity Agreement after using $1.9 million of its capacity.

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

Variable-Interest Entity - During 2018 and 2019, Comstock’s board approved the Company to enter into an investment in certain opportunity zone funds in northern Nevada. During 2019, Comstock invested $0.3 million into a qualified opportunity zone fund named Sierra Springs Opportunity Fund Inc. (“SSOF”) and a qualified opportunity zone business named Sierra Springs Enterprises Inc. (“SSE” solely owned by SSOF.) It is anticipated that the Company could own approximately 9% of SSOF upon issuance of all 75 million authorized shares to investors.

On September 26, 2019, as amended on November 30, 2019 and December 26, 2019, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs, LLC for $3.6 million.

The Company’s chief executive officer is the president and a director of SSOF and an executive of SSE.

In conjunction with its investment in SSOF, the Company evaluated whether consolidation is required according to ASC 810, Consolidation. As SSOF is a legal entity, does not meet any scope exceptions, the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk, the Company concluded SSOF is a variable interest entity (“VIE”.) However, the Company has concluded it does not meet the power threshold even though the Company’s chief executive officer is an executive of SSOF as no one individual has unilateral control over significant decisions of SSOF and consent is required from other current investors.

Comstock’s $0.3 million investment in SSOF is recorded in the consolidated balance sheets at December 31, 2019, in Investments. Comstock’s maximum exposure to loss as a result of its involvement with SSE at December 31, 2019, is limited to its current investment. The investment is held at cost and fair value was not estimated as there were no identified events or changes in circumstances that might have had a significant adverse effect on the fair value of the investment. Management concluded it was impractical to estimate fair value due to the fund being in the early stages.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Other than the impacts of the new federal tax reform legislation disclosed in Note 17, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

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

Reverse Stock Split - Effective November 9, 2017, the Company completed a 5-for-1 reverse stock split of its authorized and outstanding common stock, as approved by its Board of Directors. Effective November 28, 2019, the Company completed a second 5-for-1 reverse stock split of its authorized and outstanding common stock, as approved by its Board of Directors. All common shares and per share amounts set forth herein give effect to these reverse stock splits.

Recently Issued Accounting Pronouncements – In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company will modify the disclosures beginning in the first quarter of 2020 to conform to this guidance. The Company does not expect the adoption of this standard and the associated changes to the disclosures to have a material impact to the consolidated financial statements.

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

3. Assets and Liabilities Held for Sale

The Company committed to a plan to sell certain land, buildings, and water rights. As of December 31, 2019, and 2018, the Company has assets with a net book value of $10.5 million and $5.4 million, respectively, that met the criteria to be classified as Assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture with GF Comstock 2 LP as described in Note 10.

Assets held for sale at December 31, 2019, and 2018 include:

	2019	2018
Industrial Park (Land and water rights)	$2,738,462	$2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Lucerne Properties (mineral claims)	1,539,197	—
Lucerne Properties (reclamation asset, net)	19,590	—
DTSS Commercial (land)	3,589,876	—
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$10,512,066	$5,363,403

Liabilities held for sale at December 31, 2019, and 2018 include:

	2019	2018
Lucerne Properties (reclamation liabilities)	$1,019,705	$—
Total liabilities held for sale	$1,019,705	$—

Non-mining Assets Held for Sale- Silver Springs, NV

On September 26, 2019, as amended on November 30, 2019, and December 26, 2019, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The carrying value of the 160 acres of commercial land and DTSS membership rights was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019. As of December 31, 2019, the Company received $0.3 million in escrowed deposits for the purchase of these assets and expects the sales to close during the second quarter of 2020.

Non-mining Assets Held for Sale - Dayton and Gold Hill, NV

The Company owns a 225 acre residential property (the “Daney Ranch) along Highway 50 in Dayton, NV, listed for sale, in two components, for a total of $3.7 million and a historic, operating hotel (the “Gold Hill Hotel”) including 19 leasable rooms, 4 cottages, a bar and a restaurant listed for sale for $1.5 million.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2019, and 2018 consisted of the following:

	2019	2018
Land and property deposits	$10,100	$1,800,000
Surety bond and insurance	110,558	475,861
Reimbursements from Tonogold	—	82,951
Deposit for Mercury Clean Up (Note 19)	1,501,050	—
Other	199,919	353,390
Total prepaid expenses and other current assets	$1,821,627	$2,712,202

5. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2019, and 2018 consisted of the following:

	2019	2018
Dayton resource area	$2,932,226	$2,932,226
Lucerne resource area	—	1,998,896
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,405	317,404
Water rights	90,000	90,000
Accumulated depletion - Lucerne Resource area	—	(484,699)
Total mineral rights and properties	$5,690,885	$7,205,081

These mineral rights and properties are segmented based on the Company’s identified mineral resource areas and exploration targets. During the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any depletion expense.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2019, and 2018, consisted of the following:

	2019	2018
Land and building	$9,140,805	$9,169,605
Vehicle and equipment	2,267,916	2,319,290
Processing and laboratory	21,113,177	21,129,248
Furniture and fixtures	549,860	648,309
Construction in progress	—	35,190
	33,071,758	33,301,642
Less accumulated depreciation	(25,136,737)	(23,559,522)
Total properties, plant and equipment	$7,935,021	$9,742,120

For the years ended December 31, 2019, 2018, and 2017, the Company recognized depreciation expense of $1.8 million, $3.1 million, and $4.2 million, respectively.

For the years ended December 31, 2019, and 2018, the Company did not sell any land and equipment. For the year ended December 31, 2017, the Company sold land and equipment for proceeds of $1.1 million and recorded a gain on the sale of $0.3 million.

7. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2019. In addition, the Company has a $0.5 million surety bond with Storey County related to mine reclamation as of December 31, 2019. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at December 31, 2019, and $2.5 million at December 31, 2018. The total cash collateral is a component of the reclamation bond deposit in the consolidated balance sheets.

The reclamation bond deposit at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Lexon surety bond cash collateral	$2,582,026	$2,500,000
Other cash reclamation bond deposits	106,936	122,544
Total reclamation bond deposit	$2,688,962	$2,622,544

The Lexon collateral at December 31, 2019, includes earned income of $82,026, which has been left on deposit at BNY Mellon.

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

We have accrued a long-term liability of 7.1 million, inclusive of 1.0 million reclassified to liabilities held for sale, and $7.4 million as of December 31, 2019, and 2018, respectively, for our obligation to reclaim our mine facility based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. As of December 31, 2019, $1.0 million of the accrued long-term liability was reclassified to liabilities held for sale. In conjunction with recording the reclamation liability, we recorded a retirement obligation asset that is being amortized over the period of the anticipated land disturbance. Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability and the amortization of the retirement obligation asset for the years ended December 31, 2019, 2018, and 2017, totaled $0.1 million, $0.1 million, $0.4 million, respectively, and were a component of environmental and reclamation expenses in the consolidated statements of operations.

On April 30, 2019, the Company was notified by the Nevada Division of Environmental Protection (“NDEP”) that the Company’s successful reclamation of parts of the Lucerne mine area had reduced the Lucerne project reclamation cost estimate with an updated reclamation bond requirement of $6.8 million, resulting in a $0.4 million reduction of obligation. Our total reclamation liability includes cost estimates for our Dayton project and enhanced reclamation obligations in Storey County.

Following is a reconciliation of the mining retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2019, and 2018:

	2019	2018
Long-term reclamation liability — beginning of year	$7,441,091	$7,417,680
Reduction of obligation	(410,018)	—
Amount reclassified to liabilities held for sale	(1,019,705)	—
Accretion of reclamation liability	22,840	23,411
Long-term reclamation liability — end of year	$6,034,208	$7,441,091

Following is a reconciliation of the mining retirement obligation asset for the years ended December 31, 2019, 2018, and 2017:

	2019	2018
Retirement obligation asset — beginning of year	$203,274	$282,745
Additional obligations incurred	—	—
Amounts reclassified to assets held for sale	(19,590)	—
Amortization of retirement obligation asset	(67,758)	(79,471)
Retirement obligation asset — end of year	$115,926	$203,274

9. Accrued Expenses

Accrued expenses at December 31, 2019, and 2018, consisted of the following:

	2019	2018
Accrued make-whole for Mercury Clean Up (Note 19)	$452,740	$—
Accrued interest expense	264,268	481,946
Accrued insurance liabilities	—	341,680
Accrued liability for purchase of DTSS (Note 19)	—	185,000
Accrued Northern Comstock Joint Venture	180,833	180,833
Accrued payroll costs	165,543	140,915
Accrued make-whole for Pelen LLC (Note 19)	222,602	135,162
Accrued personal property tax	—	74,434
Accrued board of directors' fees	120,000	20,000
Accrued vendor liabilities	309,515	—
Other accrued expenses	139,930	114,763
Total accrued expenses	$1,855,431	$1,674,733

10. Long-Term Debt

Long-term debt at December 31, 2019, and 2018, consisted of the following:

Note Description	2019	2018
Senior Secured Debenture (GF Comstock 2) - 11% interest, due 2021.	$4,929,277	$8,872,663
Note Payable (Caterpillar Financial Services) - 5.7% interest.	645,891	955,845
Total debt	5,575,168	9,828,508
Less: long-term debt discounts and issuance costs	(163,094)	(660,795)
Total debt, net of discounts and issuance costs	5,412,074	9,167,713
Less: current portion of long-term debt	(328,068)	(309,843)
Long-term debt, net of discounts and issuance costs	$5,084,006	$8,857,870

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the “Debenture”) to GF Comstock 2 LP in an aggregate principal amount of $10,723,000. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge to 100% of the equity of the subsidiaries of Comstock Mining Inc. The use of proceeds included refinancing substantially all of the Company’s current debt obligations except the amounts due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional Make-Whole payment of approximately $688,000 if paid any time prior to or at maturity. At December 31, 2019, the remaining balance on the Make-Whole obligation was $242,466. Total principal is due at maturity on January 13, 2021. The Debenture requires acceleration of the payment of accrued interest, principal and the Make-Whole amount from all net proceeds received upon sale of any assets of the Company.

Interest is payable semi-annually. For the first two years, interest will be payable, at the option of the Company, either in cash or in the form of additional Debentures (or a combination thereof). For the third and fourth years, interest will be payable only in cash. In 2018, the Company elected to make the interest payments in the form of additional Debentures (Payment-in-Kind). In 2019, the Company elected to make the interest payments in cash.

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

Future maturities of long-term debt are as follows:

Years Ending December 31:
2020	$328,068
2021	5,247,100
Total debt (excludes discounts and debt issuance costs)	$5,575,168

There are no other maturities due after November 1, 2021.

11. Leases

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

For the year ended December 31, 2019, the fixed operating lease expense was $9,000 with a remaining term of 8.8 years.

Supplemental cash flow information related to the Company's operating lease for the year ended December 31, 2019, are as follows:

Cash paid for amounts included in the measurement of lease liabilities	$9,000
Right-of-use assets obtained in exchange for operating lease obligations	$3,932

The Company has the following lease balances recorded in the consolidated balance sheet as follows:

Lease Assets and Liabilities	Classification	December 31, 2019
Operating lease right-of-use asset	Other assets	$45,485

Operating lease liability - current	Accrued expenses and other liabilities	$9,000
Operating lease liability - long-term	Other liabilities	36,668
Total operating lease liabilities		$45,668

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

2020	$9,050
2021	9,350
2022	9,650
2023	9,950
2024	10,250
Thereafter	42,050
Total operating lease payments	90,300
Less: Imputed interest	44,632
Present value of lease liabilities	$45,668

12. Equity

Common Stock

Reverse Stock Split

In November 2019, the board of directors of the Company approved a five-for-one (5:1) reverse stock split (the “Reverse Split”) for all issued and outstanding shares of the Company’s common stock, par value $0.000666, and a contemporaneous five-for-one (5:1) reduction in the number of shares of the Company’s authorized common stock from 790,000,000 to

158,000,000 shares. The Reverse Split resulted in each outstanding five pre-split shares of common stock automatically combining into one new share of common stock without any action on the part of the stockholders. No fractional shares were issued as a result of the Reverse Split. Fractional shares were rounded up to the nearest whole share requiring the issuance of 9,114 additional shares of common stock, included in issuance of common stock in the consolidated statements of changes in equity. The Reverse Split was effective for trading purposes on November 29, 2019. The total number of outstanding common shares was reduced from 126,970,215 to 25,394,043 on the effective date. All common shares and per share amounts set forth herein give effect to this Reverse Split. The Reverse Split also applies to awards available for issuance under the 2011 Equity Incentive Plan.

Equity Offering Program

In October 2019, the Company entered into a new equity purchase agreement, (the “2019 Sales Agreement”), with Leviston Resources LLC (“Leviston”), to sell up to $1.25 million in shares of the Company’s common stock from time to time at the Company’s option. Pursuant to the 2019 Sales Agreement, the Company agreed to deliver additional shares of common stock with a value of 5% of the aggregate offering price to Leviston as a commitment fee. As of December 31, 2019, the Company has issued shares with an aggregate sales price of $0.8 million under the 2019 Sales Agreement. The Company issued 284,852 shares in commitment fees to Leviston.

In February 2019, the Company entered into an equity purchase agreement (the "2019 Equity Agreement") with Murray FO ("Murray") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to the volume weighted average sales price. As of December 31, 2019, the Company has issued shares with an aggregate sales price of $1.9 million under the 2019 Equity Agreement. The Company issued 131,556 shares in commitment fees and 81,600 for due diligence fees to Murray FO.

Effective August 2018, the Company entered into the 2018 Sales Agreement with Leviston Resources for the sale of up to $2.25 million of shares of the Company's common stock from time to time, at the Company's option. Final proceeds from the 2018 Sales Agreement were received in February 2019 and the Sales Agreement was terminated. At the time of termination, the Company had issued shares with an aggregate sales price of $1.7 million under the 2018 Sales Agreement.

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

Convertible Preferred Stock

In June 2019, the Company entered into the Securities Purchase Agreement with Temple Tower Group LLC ("Temple") providing for the issuance and sale to Temple of 1,274 Preferred Shares with a stated value of $1,000 per share, for net proceeds to the Company of $1.1 million with 191 of the Preferred Shares representing due diligence fees. The total of 1,274 Preferred Shares had a stated value of $1.3 million and a fair value of $1.5 million based on a third-party valuation study. The Company recorded the difference between the proceeds of $1.1 million and the fair value of $1.5 million as a cost of issuing the Preferred Shares.

The Preferred Shares were issued pursuant to the Company’s S-3 Shelf, and shares were convertible into the Company’s common stock. The number of shares issuable was determined by dividing the stated value of the Preferred Shares by the conversion price. The conversion price was calculated as 90% of the lowest reported volume-weighted average price for the Company’s common stock as reported at the close of trading on the NYSE American LLC during the seven trading days ending on, and including, the date of the notice. Temple converted all of the Preferred Shares for 2,240,441 common shares at an average price per share of $0.57 cents.

Following is a reconciliation of the common stock transactions under the Securities Purchase Agreement, 2019 Equity Agreement, 2019 Sales Agreement, 2018 Sales Agreement, and private placement agreements as of December 31, 2019 and 2018:

	2019	2018
Number of shares sold	10,015,443	4,243,371

Gross proceeds	$5,186,463	$4,478,441
Fees	270,751	264,275
Net proceeds	$4,915,712	$4,214,166

Average price per share	$0.52	$1.06

Stock-based Incentive Plans

During the years ended December 31, 2019, and 2018, no shares were issued under the 2011 Equity Incentive Plan. The awards available for issuance under the plan were adjusted in connection with the Reverse Split.

Other Stock-based Transactions

Following is a reconciliation of the stock-based transactions as of December 31, 2019:

	2019	2018
Shares outstanding as of beginning of year	15,067,655	9,447,221
Shares issued for:
Equity issue agreements	5,941,670	3,152,462
Issuance of common stock for convertible preferred	2,240,441	—
Private placement agreements	1,833,332	1,090,909
Reverse split fractional shares	9,114	—
Common stock issuance costs	498,008	175,447
Purchase of mineral rights	746,269	554,898
Purchase of Pelen LLC membership interest (Note 19)	—	646,718
Investment in Mercury Clean Up LLC (Note 19)	900,000	—
Total shares issued	12,168,834	5,620,434
Shares outstanding as of end of year	27,236,489	15,067,655

The following are other stock-based transactions for the years ended December 31, 2019 and 2018:

a.
During 2019 and 2018, the Company issued 1,833,332 and 1,090,909 common shares valued at $0.6 million and $0.9 million, respectively, pursuant to private placement agreements. These common shares were exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act. The 2018 share issuance had a transaction fee of $10,000.

b.
During 2019 and 2018, the Company issued 746,269 and 554,898 common shares, respectively, value at approximately $0.5 million each year in satisfaction of an annual capital contribution pursuant to the Northern Comstock agreement, a related party.

Noncontrolling Interest

On January 24, 2019, the Company entered into an agreement, as amended on April 30, 2019, May 22, 2019, June 21, 2019, August 15, 2019, September 20, 2019, October 14, 2019, and November 17, 2019, to sell its interests in Comstock Mining, LLC, a wholly-owned subsidiary of Comstock (“CML”), whose sole asset is the Lucerne properties and related permits to Tonogold (the “Tonogold Agreement”). At closing on November 18, 2019, a 50% membership interest in CML was delivered to Tonogold with the Company retaining all management control and authority over CML until 100% of consideration is paid.

Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest shown in the consolidated balance sheets and consolidated statements of changes in equity.

13. Fair Value Measurements
 Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the years ended December 31, 2019, and 2018, there were no transfers of assets and liabilities between Level 1, Level 2, or Level 3.

The following table presents our assets and liabilities at December 31, 2019, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 19)	$9,080,000	—	—	$9,080,000
Total Assets	$9,080,000	$—	$—	$9,080,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 19)	$222,602	$—	$222,602	$—
Accrued make-whole for Mercury Clean Up LLC (Note 19)	452,740	—	452,740	—
Total Liabilities	$675,342	$—	$675,342	$—

The following table presents our liabilities at December 31, 2018, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Accrued make-whole for Pelen LLC (Note 19)	$135,162	$—	$135,162	$—
Total Liabilities	$135,162	$—	$135,162	$—

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible preferred shares of Tonogold - The value of the convertible preferred shares (CPS) of Tonogold is based on a Monte Carlo model with various inputs. These inputs include the Tonogold common share price of $0.40, volatility of 82%, risk-free rate of 1.58%, cost of debt of 11.81%, private placement conversion price ceiling of $0.18, redemption probability of 50%, and illiquidity discount of 10% - 15%. The convertible preferred shares are classified within Level 3 of the valuation hierarchy.

The CPS is convertible into Tonogold common stock in May 2020, at the lowest of (1) $0.18 per share, or (2) Tonogold’s 20-day volume-weighted closing price prior to conversion. Under U.S. GAAP, the Company has the irrevocable option to elect to report certain financial assets and liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings. This option was elected for the treatment of the $6.10 million of CPS received on May 31, 2019 ($3.92 million), August 30, 2019 ($0.83 million), October 14, 2019 ($0.75 million), December 19, 2019 ($0.50 million), and

December 30, 2019 ($0.10 million). For the twelve months ended December 31, 2019, the Company recorded the receipt of the CPS at a fair value of $7.6 million when received and recorded an additional $1.5 million in income for the changes in fair market value.

Accrued make-whole for Pelen LLC - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the volume-weighted price per share for five consecutive trading days preceding the date of determination of $0.47 at December 31, 2019, and $0.67 at December 31, 2018, as compared to the remaining aggregate proceeds due. The Company agreed to add $17,500 to the purchase price which is included in the remaining aggregate proceeds due. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

Accrued make-whole for Mercury Clean Up LLC - The accrued make-whole is valued based on the difference between the value of the outstanding shares delivered to MCU at the Company’s closing stock price of $0.44 on December 31, 2019 and the required investment value of $850,000. Because the inputs are all observable market-based inputs, the instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2019, and December 31, 2018, the fair value of long-term debt approximated $5.1 million and $8.9 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Year Ended December 31,
	2019	2018	2017
Revenues
Mining	$—	$—	$—
Real estate	179,632	150,289	104,329
Total revenues	179,632	150,289	104,329

Cost and Expenses
Mining	$(5,486,523)	$(7,509,786)	$(8,908,556)
Real estate	(37,562)	(40,935)	(73,739)
Total cost and expenses	(5,524,085)	(7,550,721)	(8,982,295)

Operating Income (Loss)
Mining	$(5,486,523)	$(7,509,786)	$(8,908,556)
Real estate	142,070	109,354	30,590
Total loss from operations	(5,344,453)	(7,400,432)	(8,877,966)
Other income (expense), net	1,538,586	(2,080,321)	(1,698,212)
Net loss	$(3,805,867)	$(9,480,753)	$(10,576,178)

Capital Expenditures
Mining	$—	$5,630	$1,810,845
Real estate	2,436,354	1,650,190	—
Total capital expenditures	$2,436,354	$1,655,820	$1,810,845

Depreciation, Amortization and Depletion
Mining	$1,804,808	$3,138,032	$4,176,115
Real estate	12,406	9,860	11,568
Total depreciation, amortization and depletion	$1,817,214	$3,147,892	$4,187,683

	As of December 31,
	2019	2018
Assets
Mining	$30,106,865	$21,166,231
Real estate	9,463,027	7,445,494
	$39,569,892	$28,611,725

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

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to Comstock Mining Inc.	$(3,805,102)	$(9,480,753)	$(10,576,178)

Denominator:
Basic and diluted weighted average shares outstanding	19,455,505	11,925,961	8,225,449

Net loss per common share:
Basic and diluted	$(0.20)	$(0.79)	$(1.29)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2019	2018	2017
Stock options	—	—	10,000
Restricted stock	—	—	—
	—	—	10,000

16. Stock-Based Compensation

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Plan is 1,200,000 shares of common stock. Availability under the 2011 Plan is 425,858 shares. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

Performance-based Restricted Stock

On February 23, 2015, the Board of Directors granted 12,000 shares of restricted stock (performance awards) to an employee under the 2011 Equity Incentive Plan. These awards and prior awards expired unvested in May 2017.

At December 31, 2019, there was no unrecognized compensation expense related to non-vested restricted stock award shares.

Options

Prior to the 2011 Plan, the Company had previously issued options under prior programs. During 2019, there were no options granted, exercised, or forfeited.

There was no compensation expense recognized during the years ended December 31, 2019, 2018, and 2017.

At December 31, 2019, and 2018, there was no unrecognized compensation expense related to non-vested options.

17. Income Taxes

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2019, 2018, and 2017 consist of the following:

	2019	2018	2017
Current:
Federal	$—	$—	$—

Deferred:
Federal	—	—	—

Income taxes provision	$—	$—	$—

Federal statutory rate	(21.0)%	(21.0)%	(34.0)%
Change in valuation allowance	20.9%	20.5%	(224.0)%
Change in rate	—%	—%	258.0%
Other	0.1%	0.5%	—%
Total	—%	—%	—%

Deferred income taxes at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Asset retirement obligation	$1,452,863	$1,519,942
Mineral rights and properties, plant, and equipment	1,179,604	1,120,591
Mining exploration, development, claims, and permit costs	5,179,844	5,709,281
Deferred gain on membership sales proceeds	2,525,250	—
Net operating loss carryforward	36,315,519	37,401,823
Other	128,381	234,214
Valuation allowance	(46,781,461)	(45,985,851)
Total net deferred tax assets	$—	$—

At December 31, 2019, the Company had federal net operating losses of approximately $172.9 million that will begin to expire in 2024, through 2038, and could be subject to certain limitations under section 382 of the Internal Revenue Code.

ASC 740, Income Taxes, requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, and 2018, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is $46.8 million and $46.0 million as of December 31, 2019, and 2018, respectively.

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

As of December 31, 2019, and 2018, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2016 and forward.

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

The Company made payments in stock in the amounts of $482,500, $482,500 and $482,500 with the number of shares being, 746,269, 554,898, and 100,521 under the Northern Comstock Joint Venture agreement during the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company recognized expense of $0.8 million in each of the years ended December 31, 2019, 2018, and 2017, respectively. During the years ended December 31, 2019, and 2018, the Company recognized $0.8 million in reimbursements, each year, from Tonogold for the Northern Comstock payments. The Company received no similar reimbursements in 2017.

Sierra Springs Enterprises, Inc. and Sierra Springs Opportunity Fund, Inc.

During 2018, the Company’s board of directors approved the Company to enter an investment in certain opportunity zone funds in northern Nevada. During 2019, the Company invested $0.3 million into Sierra Springs Opportunity Fund, Inc (“SSOF”). The Company’s chief executive officer is president and a director of Sierra Springs Opportunity Fund Inc. (“SSOF”) and an executive of Sierra Springs Enterprises Inc. (“SSE”), which is the sole owner of SSOF.

It is anticipated that the Company could own approximately 9% of SSOF upon issuance of all 75 million authorized shares to investors. For the year ended December 31, 2019, SSOF received over $11 million in equity from investors, including $0.3 million from the Company and $0.6 million from officers and directors of the Company.

On September 26, 2019, as amended on November 30, 2019 and December 26, 2019, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs, LLC for $3.6 million. As of December 31, 2019, the Company received $0.3 million in escrowed deposits for the purchase of these assets and expects the sales to close during the second quarter of 2020.

19. Acquisition Agreements

Mercury Clean Up LLC

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up LLC (“MCU”). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1,150,000 and stock of $850,000, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

On July 18, 2019, the Company issued 900,000 shares of restricted common stock to fund $751,050 of the MCU acquisition and paid MCU a total of $750,000 in cash as of December 31, 2019. The agreement requires additional cash payments of $400,000 planned during the first quarter of 2020. If there is insufficient working capital from the stock proceeds to fund the plans of MCU, the Company will fund MCU up to $100,000 per month, starting in the seventh month after the MCU Agreement, in lieu of the stock, as required based upon the mutually agreed upon capital plan. This additional funding applies directly, dollar for dollar, towards the Company’s investments commitments. The Company recorded a make-whole liability of $0.5 million based on the difference between the value of the outstanding shares delivered to MCU at the Company’s closing stock price of $0.4414 on December 31, 2019 and the required investment value of $850,000. This amount is recorded within accrued expenses on the consolidated balance sheets. The Company expects to close on the MCU transactions during the second and third quarters of 2020.

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU will receive the mercury remediation and recovery system at the Company’s American Flat facility during the first quarter of 2020. The goal of the pilot is to process approximately five to twenty-five tons of tailings and sediment per hour, and thoroughly test and confirm the technical and commercial viability of the system and its processes.

Based on successful proof of economic viability, the Company has the rights to coordinate an additional $3 million in financing for the Joint Ventures, and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Such financing entitles the Company to acquire an additional 10% of the fully-diluted equity interests of MCU.

Pelen, LLC

In January 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC. The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $0.6 million either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $0.6 million, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election.

In November 2018, the Company issued 351,637 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a "Cut-Off" date of December 31, 2019, for closing the transaction and any unsold shares will be returned to the Company, with the Company required to make up any shortfall in cash.

In December 2019, the agreement was amended to revise the “Cut-Off” date to March 31, 2020, for closing the transaction. The Company paid $11,700 of interest payable as of December 31, 2019, and agreed to prepay $5,850 of interest payable with respect to the period between December 31, 2019 and March 31, 2020.

The Company has recorded a make-whole liability of $0.2 million and $0.1 million at December 31, 2019 and 2018, respectively, representing the value of the shortfall based on the actual sale of shares and the volume weighted price per share for five consecutive trading days preceding the date of determination. These amounts are recorded within accrued expenses in the consolidated balance sheets.

Downtown Silver Springs, LLC

The Company entered into an agreement for the purchase of 100% of the membership interests of DTSS on May 30, 2018, as amended. DTSS held a contract for the purchase of approximately 160 acres of centrally located land in Silver Springs, Nevada. DTSS has no other assets, operations or employees.

The agreement to purchase the land allowed the holder of the option to purchase the land for approximately $3.2 million, plus 4% interest less deposits made through July 29, 2019, totaling $2.4 million. The land purchase closed on December 9, 2019.

The DTSS acquisition was accounted for as an asset acquisition as it was determined that the operations of DTSS did not meet the definition of a business. The Company paid total consideration of $4.1 million, as of December 31, 2019, consisting of (1) $3.1 million cash payments toward the purchase price of the land parcel, (2) $0.5 million in interest and closing costs and, (3) $0.5 million cash payments to the former membership interest holders of DTSS.

On September 26, 2019, DTSS entered into an agreement to sell the land parcel to Sierra Springs Enterprises, Inc. (“SSE”), as amended on November 30, 2020, and December 26, 2019, and January 29, 2020, for $3.6 million. Accordingly, the land is classified as an asset held for sale on the consolidated balance sheets at December 31, 2019, and the carrying value of the land was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019. DTSS received deposits in cash and escrow from SSE totaling $0.4 million and recorded a deferred purchase price liability in the consolidated balance sheets associated with DTSS. The transaction is expected to close during the second quarter of 2020.

As of December 31, 2018, the Company recorded non-refundable deposits of $1.3 million in prepaid expenses and other current assets in the consolidated balance sheets associated with DTSS.

20. Sale, Lease and Option Agreements with Tonogold Resources Inc.

There are three current agreements between the Company and Tonogold Resources Inc. ("Tonogold"): the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for the Company's American Flat processing facility. Tonogold and the Company previously entered into an Option Agreement in 2017 that was terminated during 2019.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as amended, to sell its interests in Comstock Mining LLC (“CML”), a wholly-owned subsidiary of Comstock whose sole assets are the Lucerne properties and related permits, to Tonogold (the “Purchase Agreement”), with a closing date of November 18, 2019. For the twelve months ended December 31, 2019, the Company received $5.9 million in cash payments and $6.1 million in Tonogold Convertible Preferred Stock ("CPS") payments related to the Purchase Agreement. At closing, Tonogold received 50% of the membership interests of CML, in exchange for the cash and CPS consideration paid to date. The Company will retain all management control and authority over CML until Tonogold has made all payments in full. Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest shown in the consolidated balance sheets. The Company has recorded the fair value of the consideration received from Tonogold in excess of the non-controlling interest as additional paid in capital in accordance with applicable accounting guidance.

The CPS can be converted to Tonogold common stock any time on or after May 22, 2020. The conversion price for the CPS is the lower of (1) the 20-day volume weighted closing price or (2) $0.18. Tonogold can redeem the CPS at any time prior to conversion, at a redemption price 120% of the face value of the CPS.

Tonogold will receive the remaining 50% of the membership interests after it has delivered the remaining cash consideration. Membership interest will be delivered proportionately to additional cash payments received.

Tonogold guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% Net Smelter Returns ("NSR") royalty on the Lucerne properties.

On March 20, 2020 the Company and Tonogold restated the Purchase Agreement to secure the remaining cash consideration with a 12% secured convertible note with a principal amount of $5.475 million (the "Note"). The Note is initially secured by the membership interests held by Tonogold, and will be secured by all of CML's assets after the Company's debenture has been paid in full and the related liens released. Interest on the Note is payable on the first business day of each month, with a $1.0 million payment of principal due on or before October 15, 2020, and the remaining principal due at maturity on September 20, 2021. The Note is convertible into common shares of Tonogold, at the Company's sole option, at a conversion price equal to the lower of (1) 85% of the twenty (20) consecutive trading day volume weighted average price of Tonogold common stock or (2) an applicable price stepping from an initial $0.18 to $0.40 at the maturity date.

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

Tonogold will pay a quarterly lease fee of $10 thousand. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold will also reimburse the Company for all costs associated with owning the properties. The Exploration Lease also provides for royalty payments after mining operations commence. For the first year following the commencement of mining, royalties will be paid at the rate of 3% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter. The Company accounts for the Exploration Lease as an operating lease.

On December 23, 2019, the Company and Tonogold restated the Exploration Lease. The restated Exploration Lease provides that Tonogold’s exploration spending, permitting, and engineering commitments are a minimum of $1 million per year, for a cumulative total of $20 million over 20 years. Tonogold also committed to specific milestones for issuing technical reports on their results, culminating in a published Feasibility report by the 20th anniversary of the Exploration Lease.

The initial term of the Exploration Lease (the "Exploration Term") is 5 years, with Tonogold committing to spending at least $5 million for exploration, at the rate of $1 million per year, and to producing an NI 43-101 compliant technical report by the end of the 5th year. The Exploration Lease will automatically renew for a second, 10-year term (the "Development Term") as long as the commitments have been met. During the Development Term, Tonogold is committed to $10 million of additional expenditures for exploration, development, and technical reporting, at the rate of $1 million per year, and to producing an economically viable mine plan and an NI 43-101 compliant Pre-Feasibility report by the end of the 15th anniversary of the agreement.

The Exploration Lease will automatically renew for a third, 5-year term (“the Planning Term”) provided that the prior spending and reporting commitments have been met. During the Planning Term, Tonogold is committed to $5 million in additional expenditures for exploration, development, permitting, and technical reporting, at the rate of $1 million per year. By the 20th anniversary of the agreement, Tonogold also commits to producing an economically viable mine plan, and an NI 43-101 compliant Feasibility report, and will produce a mutually agreed-upon schedule for placing the properties into production.

If the spending, reporting, and scheduling commitments have been met during the Planning Term, the Exploration Lease will automatically continue in effect for so long following the Planning Term as development and permitting activities continue in compliance with a mutually agreed-upon schedule, or for so long as minerals are produced from the properties or from adjacent properties (the “Extended Term”).

Lease Option Agreement for the American Flat Processing Facility

On November 18, 2019, the Company entered into a lease-option agreement to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold will be required to reimburse the Company approximately $1.1 million in expenses per year to maintain the option. If such option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15.0 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company. The Lease Option Agreement remains in effect, but has not yet been exercised.

Option Agreement

During 2017 and 2018, the Company received $2.2 million in cash payments relating to an option agreement (the “Option Agreement”) with Tonogold. This agreement, signed in October 2017, was terminated effective September 20, 2019, and the associated option payments of $2.2 million were recorded as other income in the year ended December 31, 2019.

Other

For the twelve months ended December 31, 2019, the Company has received reimbursements from Tonogold totaling $2.2 million under these various agreements, including $0.4 million in reimbursed interest expense.

21. Commitments and Contingencies

The Company leases certain mineral rights and properties under operating leases expiring at various dates through 2023. These mineral leases are not in the scope of ASU 2016-02, Leases (Topic 842). Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2019:

Year Ended December 31,	Leases
2020	$83,320
2021	81,000
2022	81,000
2023	81,000
2024	75,000
Thereafter	169,750
$571,070

Expense under operating leases for the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $0.1 million and $0.1 million, respectively.

Royalty Agreements

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments were $61,800 in 2019. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter revenues (NSR) from minerals produced on the properties with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalty expense, including both NSR and minimum royalty obligations, was $0.1 million, $0.1 million, and $0.1 million for the years ended 2019, 2018, and 2017, respectively.

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

Precious Royalties LLC

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, alleging that the Company failed to properly pay Precious a net smelter return royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages, plus interest at 18% per annum. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious and filed a counterclaim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counterclaim and a four-day trial was set for July 20, 2020.

On January 13, 2020, the Company and Precious negotiated a definitive and final settlement of all claims and counterclaims between the parties, in return for a one-time payment of $60,000.

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

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim.  The District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery and allowed CRA the time to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018, and the District Court held a hearing on April 23, 2018. Additional discovery was also allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA’s due process claim and issued its ruling from the bench. The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights. The Court, therefore, denied CRA's due process claim. On July 11, 2019, the Court issued and filed a formal judgment in favor of Lyon County and Comstock Mining. The Company and Lyon County have filed a motion to recover attorney's fees and costs from the CRA.

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020.

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages (for mental anguish and reputational harm) as well as interest and legal fees and costs.  We believe that those terminations were lawful and intend to vigorously defend the complaint.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

22. Subsequent Events

COVID-19

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of travel bans, quarantine periods and social distancing, have caused material disruptions to global business and an economic downturn. Global equity markets have experienced significant volatility and weakness. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental and central bank interventions. On March 12, 2020, Nevada Governor Stephen Sisolak issued a Declaration of Emergency to facilitate the State’s response to the COVID-19 pandemic. The Governor's guidance for the mining industry includes limiting gatherings to no more than 10 people, maintaining social distancing protocols where 10 or less are gathered, limiting travel, and working remotely when possible.

The Company is currently operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that could potentially result in delays to the Company's plans for developing our Dayton Resource, MCU’s plans for commencing mercury recovery testing, and Tonogold's plans for exploration drilling during the second quarter of 2020. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the financial results and conditions of the Company, and its operating subsidiaries and partners, or in future periods.

Como Project

On February 27, 2020, the Company sold the patented claim and five of the unpatented claims from the Como Project, for $0.1 million in cash, and a 2% NSR, with the buyer’s option to purchase the full NSR for $0.15 million.

Tonogold Agreement

On March 20, 2020, the Company amended and restated its Membership Interest Purchase Agreement (the “Purchase Agreement”), with Tonogold, originally dated January 24, 2019, as previously amended, supplemented or otherwise modified. In accordance with the Purchase Agreement, the Company agreed to sell its ownership interests (the “Membership Interests”) in Comstock Mining LLC (“CML”).

In consideration of the sale of the Membership Interests and other related agreements Tonogold agreed to pay the Company a total purchase price of $11.5 million in cash consideration (excluding interest) plus other non-cash consideration described below (collectively, the “Purchase Price”) of which: (i) Tonogold made non-refundable cash payments of $6.025 million toward the Purchase Price prior to March 20, 2020; (ii) Tonogold made non-refundable payments of $3.8 million in the form of Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (“CP Shares”) issued by Tonogold; (iii) Tonogold made an additional $2.3 million of non-refundable payments in the form of CP Shares; and (iv) Tonogold issued a 12% secured convertible note with principal amount of $5.475 million (the “Note”) on March 20, 2020. Tonogold received 50% of the Membership Interests of CML from the Company in exchange for the consideration other than the Note. Additional Membership Interests will be delivered to Tonogold proportionately to the cash principal payments received by the Company from Tonogold pursuant to the Note.

The CP shares can be converted to Tonogold common stock any time on or after May 22, 2020. The restated Purchase Agreement adjusted the conversion price for the CP shares to the lower of (1) $0.18 or (2) 85% of the 20-day volume weighted closing price. Tonogold can redeem the CP shares at any time prior to conversion, at a redemption price of 120% of the face value of the CP shares.

The Note matures on September 20, 2021. Accrued interest on the Note is payable on the first business day of each month. A $1.0 million principal payment is required no later than October 15, 2020. The remaining principal is due and payable on the maturity date of the Note. The Note is initially secured by the Membership Interests owned by Tonogold and will be secured by all of CML’s assets after the Company’s 11% Debenture has been paid in full and the liens relating thereto have been released. The Note can be prepaid at any time without penalty or premium. The Note is convertible into common shares of Tonogold, under certain circumstances, at a conversion price equal to the lower of (1) 85% of the twenty (20) consecutive trading day volume weighted average price of Tonogold common stock or (2) an applicable price stepping from an initial $0.18 to $0.40 at the maturity date.

Pursuant to the Purchase Agreement, the Company retains all management authority and control of CML until the Note has been paid in full. In addition, Tonogold is responsible for reimbursing the Company for certain invoiced expenses. Tonogold paid the Company approximately $1.35 million in expense reimbursements during the quarter ended March 31, 2020. Tonogold also guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% Net Smelter Returns royalty on the Lucerne properties.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (2013) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission”. Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that internal control over financial reporting is effective as of December 31, 2019.

/s/ Corrado De Gasperis
Executive Chairman, Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Item 9B. Other Information

Additional Compensation

To recognize Mr. De Gasperis for his efforts and success in negotiating and concluding the Company’s agreements with Tonogold, during the past two fiscal years, which the Compensation Committee considered exceptionally complex and important and requiring efforts beyond the scope of his normal duties, the Compensation Committee awarded him additional, special recognition compensation in the amount of $65,000.

Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing or Notice of Delisting - Extension

On June 24, 2019, the Company received notice from the NYSE American LLC (“NYSE”) that it was not compliant with the NYSE’s low selling price rule 1003(f)(v) and would have until December 24, 2019, to cure such noncompliance. On January 2, 2020, Comstock Mining Inc. (the “Company”) received a letter from the NYSE American LLC (the “Exchange”) stating that the Company is in compliance with the Exchange’s continued listing standards set forth in Part 10 of the Exchange’s Company Guide. The Exchange specifically noted that the Company has cured the Company’s previously announced low selling price deficiency and that the “.bc” designation, signifying below-compliance with its listing standards was removed from the Company’s trading symbol at the opening of trading on January 3, 2020. The Company was removed from the list of noncompliant issuers on the NYSE’s website.

On August 27, 2018, the Company received notice from the NYSE American LLC (“NYSE”) that it was not compliant with the NYSE’s low selling price rule 1003(f)(v) and would have six months to cure such noncompliance, that was subsequently extended to May 31, 2019. On June 3, 2019, Comstock Mining Inc. (the “Company”) received a letter from the NYSE American LLC (the “Exchange”) stating that the Company was in compliance with the Exchange’s continued listing standards set forth in Part 10 of the Exchange’s Company Guide. The Exchange specifically noted that the Company has cured the Company’s previously announced selling price deficiency and that the “.bc” designation, signifying below-compliance with its listing standards was removed from the Company’s trading symbol effective June 4, 2019. The Company was also removed from the list of noncompliant issuers on the NYSE’s website.

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

Corrado De Gasperis; age 54; joined Comstock in April 2010, as Chief Executive Officer. He has been a director since June 2011, and Executive Chairman since September 2015. Mr. De Gasperis was also the President of the Company from April 2010, until August 28, 2019. Mr. De Gasperis is also a Director, President and CEO of Sierra Springs Opportunity Fund Inc., a strategic investee of Comstock Mining. He brings more than 30 years of industrial, financial, project management and operational metals and mining, manufacturing, capital markets and board governance experience.

From 2006 to 2009, Mr. De Gasperis served as the Chief Executive Officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel agreed to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions.

From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of industrial graphite and carbon-based materials. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. From 1998 to 2000, he served as the Controller of GrafTech and a leader of its transformation and recapitalization.

From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). He is also a Director of the Virginia City Tourism Commission, and served as its Chairman from December 2018, until January 2020. Through Comstock, he is also a participating member of the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Leo M. Drozdoff; age 54; director since February 2018. Mr. Drozdoff has extensive experience in Nevada mining, including engineering, environmental regulation, economic development, legislation and historical preservation. He most recently served as the Director of the Nevada Department of Conservation and Natural Resources from 2010 to 2016, and was a Cabinet member reporting to the Governor of Nevada, where he over saw 900 state employees responsible for mining, environmental protection, water resources, forestry, state parks, state lands and the State Historic Preservation Office.

Mr. Drozdoff also served as lead Administrator of Nevada’s Division of Environmental Protection from October 2004 to April 2010, and from 1998 to 2001 as Bureau Chief over Water Control and Mining Regulation from 1996 to 1998, two of the most critical Nevada mining regulatory bureaus.  He also chaired the Nevada Public Employee Benefits Program Board, overseeing the benefits of more than 30,000 public employees, retirees and their families.

Mr. Drozdoff graduated from Bucknell University with a Bachelor of Science degree in Civil Engineering and he holds an MBA degree with an emphasis in management from the University of Nevada, Reno.

J. Clark Gillam; age 33; director since May 2018. Mr. Gillam is a co-founder of Nebari Partners, LLC (formerly GF Capital LLC), a private investment firm since May 2016. He has also served as a Director of BCR Investments, since 2013. Prior to founding Nebari, Mr. Gillam was an analyst at McKinley Capital Management, LLC, a privately-held investment adviser specializing in global and international growth equity strategies, from 2012 to 2013, and prior to that role was a trader at Glencore International AG, one of the world’s largest global diversified natural resource companies and a major producer and marketer of more than 90 commodities. Mr. Gillam has a B.S. Economics from The Wharton School, University of Pennsylvania and an MSc Finance from Trinity College Dublin.

Walter A. “Del” Marting Jr., age 72; director since April 2018. Mr. Marting is the Founder and Managing Partner of CereCare, LLC, dba Brain Health Restoration, a firm focused on providing breakthrough rehabilitation treatment for individuals, including numerous veterans, suffering from brain disease, traumatic brain injury and related substance use disorders - most commonly alcoholism and opioid addictions.

Mr. Marting is also an experienced mining executive, having started his mining career with Amax Inc., working there from 1975 to 1984. He held positions of increasing responsibility at Amax starting as a shift boss at Amax’s largest underground and open pit molybdenum mine, Climax Molybdenum, and later becoming head of worldwide strategic planning for all of Amax’s new properties. He was appointed Vice President of Finance and Administration for Amax Europe in 1982 and had responsibility for all of Amax’s treasury and financial operations at Amax’s European headquarters in Paris, France. He also consolidated and oversaw all of Amax’s metal trading for molybdenum, tungsten, copper, coal and iron ore in Paris. Amax eventually was acquired by Freeport-McMoRan, the largest molybdenum producer in the world.

In 1984, Mr. Marting became the Chairman and CEO of Lucky Chance Mining Co., a Nevada-based junior gold mining firm that successfully reopened and restarted production at the famed 16-1 Mine in Allegheny, CA. More recently, Mr. Marting served as a as a merchant banker with JFP Holdings, Inc., a US firm based in Beijing, China which has overseen a wide portfolio of cross-border merger and acquisition transactions.

Mr. Marting graduated from Yale University in 1969, with a BA in English and holds an MBA from Harvard Business School. Mr. Marting is also a Navy veteran, including service as a member of the US Navy SEAL Team Two.

William J. Nance; age 75; director since October 2005. Mr. Nance also serves as the Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979 and has served as a consultant in the acquisition and disposition of commercial real estate.

Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was with Kenneth Leventhal & Company specializing in real estate including REITS, restructurings, mergers and acquisitions, real estate development and financing. Mr. Nance is a Director of InterGroup Corporation since 1984, and of Santa Fe Financial Corporation and Portsmouth Square, Inc. since May 1996.

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

•	our Board shall meet in regular sessions at least four times annually (including telephonic meetings); and

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

Independence of Directors

The Board of Directors has determined that Messrs. Drozdoff, Marting, and Nance are “independent” directors within the listing standards of the NYSE American and the independence standards of our Corporate Governance Guidelines. Messrs. Drozdoff, Marting and Nance are also independent within the standards set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2019, the Board of Directors and its committees held 12 meetings of all the committees of the Board of Directors that the directors then served. The directors attended 100% of the aggregate of (1) the total number of meetings of all committees that the director then served and (2) the total number of meetings of the Board of Directors.

Board of Directors Leadership Structure and Role in Risk Oversight

The Company is led by Corrado De Gasperis, who has served as Executive Chairman of the Board since September 2015, and Chief Executive Officer since April 2010.

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

Executive Officers

The Company had three executive officers during 2019. Mr. De Gasperis, the Executive Chairman and Chief Executive Officer of the Company, serves as the Company’s principal executive officer and principal financial officer. Timothy D. Smith was hired as the Company’s Chief Accounting Officer and Treasurer effective October 23, 2017, until August 30, 2019, when the position was eliminated. Juan Carlos Giron Jr., CFA, was hired as the Company's Chief Financial Officer and President, effective September 1, 2019, until February 28, 2020, when he left the Company to pursue other opportunities.

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

Members of the Audit and Finance Committee are William Nance (Chair), Leo Drozdoff and Walter Marting Jr. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE American and SEC, and that no members of Audit and Finance Committee violate the prohibition on serving as an Audit and Finance Committee member due to having participated in the preparation of our financial statements at any time during the past three years. Mr. Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC, and therefore meets the NYSE American financial sophistication requirement for at least one Audit and Finance Committee member. The designation of Mr. Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

Compensation Committee

The Compensation Committee assists our Board in discharging and performing its duties with respect to management compensation, succession planning, employee relations and employee benefits, plan administration and director compensation. Without limiting the scope of such activities, the Compensation Committee shall, among other things:

•
review and approve annually the goals and objectives relating to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer against such goals and objectives and annually determine the annual compensation of the Chief Executive Officer based on such evaluation;

•	review and approve, as appropriate, annually the compensation of the other executive officers and directors and review compensation of other members of senior management and other employees generally;

•	assess organizational systems and plans, relating to management development and succession planning;

•	administer compensation arrangements including stock-based compensation and other benefit and welfare policies, plans and programs; and

•	review the Compensation Discussion and Analysis for inclusion in the annual proxy statements or annual report as the case may be.

Members of the Compensation Committee are Mr. Nance (Chair) and Mr. Drozdoff, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code.

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

•
review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE American and the SEC rules under the Sarbanes-Oxley Act of 2002 (and non-

employee directors (as defined under Exchange Act Rule 16b-3) and outside directors (as defined under Internal Revenue Code Section 162 (m))).

Members of the Nominating and Governance Committee are William Nance (chair) and Walter Marting Jr., each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations.

Shareholders may communicate with the full Board of Directors (including shareholder nominations), a specified committee of the Board of Directors or a specified individual member of the Board of Directors in writing by mail addressed to Comstock Mining Inc., P.O. Box 1118, Virginia City, Nevada 89440, Attention: Chairman of the Nominating and Governance Committee. The Chairman of the Nominating and Governance Committee and his or her duly authorized agents are responsible for collecting and organizing shareholder communications. Absent a conflict of interest, the Chairman of the Nominating and Governance Committee is responsible for evaluating the materiality of each shareholder communication and determining whether further distribution is appropriate, and, if so, whether to (1) the full Board of Directors, (2) one or more committee members, (3) one or more Board members and/or (4) other individuals or entities. Please note that Mr. De Gasperis was elected as a director of the Company in 2011, pursuant to the terms of his employment agreement.

Board Designation Rights

On January 13, 2017, in connection with the Company’s issuance and sale of an 11% Senior Secured Debenture due 2021 in an aggregate principal amount of $10,723,000 (the “Debenture”), the Company granted certain board designation rights. For so long as the Debenture remains outstanding, the investor in the Debenture shall have the right to designate one of their founders as a nominee to the Board of Directors. In May 2018, J. Clark Gillam was designated as the nominee and was nominated and approved unanimously by the Board of Directors.

Attendance at Annual Meeting

We expect all directors to attend the annual meeting of shareholders each year. All five directors attended the Company’s 2019 Annual Meeting.

Director Compensation

The Company did not make any grants to Directors during the fiscal year ended December 31, 2019, and does not have any outstanding equity awards for Directors at December 31, 2019.

Item 11. Executive Compensation

The following table sets forth, for the periods indicated, the total compensation for services provided by the person who served as our principal executive officer (CEO) during 2019, the person who served as our principal financial officer (CFO) during 2019, and the person who served as our chief accounting officer (CAO) during 2019.

SUMMARY COMPENSATION AND NAMED EXECUTIVE OFFICERS TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards	Non-equity incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All other compensation	Total ($)
Corrado De Gasperis(1)	2019	$288,000	—	—	—	—	84,052	$372,052
President and Chief Executive Officer	2018	288,000	—	—	—	—	—	288,000
	2017	288,000						288,000
	2016	311,342	—	—	—	—	—	311,342
Juan Carlos Giron Jr.	2019	63,692						63,692
President and Chief Financial Officer (2)
Timothy D. Smith	2019	82,682						82,682
Chief Accounting Officer and Secretary(3)	2018	110,000	—	—	—	—	1,634	111,634
	2017	19,002	—	—	—	—	—	19,002
_____________
(1)     Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010 and was appointed Executive Chairman in September 2015. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010. Mr. De Gasperis’ salary was voluntarily reduced from $360,000 to $288,000 during 2016 in conjunction with the Company's efforts to reduce administrative expenses. All other reflects $65,000 in special recognition awards and $19,052 in personal time off (PTO) values paid, not taken.

(2)     Mr. Giron Jr. was hired to serve as the President and Chief Financial Officer effective September 1, 2019, and served in that capacity until February, 2020, when he left the Company to pursue other opportunities. On March 19, 2020, the Company entered into a severance agreement with Mr. Giron. Pursuant to the terms of the severance agreement, Mr. Giron is entitled to receive four months of severance compensation at the rate he was previously paid.

(3)     Mr. Smith was hired to serve as the Chief Accounting Officer effective October 23, 2017. His position was eliminated August 30, 2019.

(4)     All other compensation includes amounts paid in current year for pay-out of unused paid time off (PTO).

The terms of Mr. De Gasperis' employment agreement is described in detail in Employment, Retirement and Severance Plans and Agreements below.

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

Salary and Other Benefits. Under the agreement, Mr. De Gasperis is entitled to an annual base salary of $360,000. In 2016, Mr. De Gasperis voluntarily agreed to reduce his annual salary to $288,000. Mr. De Gasperis is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. De Gasperis is also entitled to participate in any of our incentive or compensation plans. The agreement also requires us to adopt a profit sharing plan whereby 10% of net cash profits before principal payments of indebtedness and investments in fixed assets will be set aside for semi-annual payments to employees, no less than 35% of which shall be payable to Mr. De Gasperis. The profit sharing plan has not yet been established.

Equity Awards. The Company was required to adopt an equity incentive plan. The Board adopted and the shareholders approved the 2011 Plan, in June 2011 and award grants were made in 2011, and thereafter. Any unvested shares within that program expired in 2016 and 2017. The 2011 Plan has 425,858 shares available for granting future awards.

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

•	the date on which shareholders of the Company approve a complete liquidation or dissolution of the Company; or

•	the date on which we consummate certain reorganizations, mergers, asset sales or similar transactions.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2019.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	—	$—	425,858
_____________
(1)    The equity compensation plans approved by shareholders only include the 2011 Plan, under which 425,858 shares remain available for issuance.

COMPENSATION OF DIRECTORS

The following table summarizes the directors’ cash compensation for 2019:

Name	Fees Earned or Paid in Cash ($) (1)
William Nance	$24,000
Leo Drozdoff	24,000
Walter Marting Jr.	24,000
J. Clark Gillam	24,000
Total directors cash compensation	96,000
(1) No payment included interest.

There has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely on our review of the forms required by Section 16(a) of the Exchange Act that have been received by us, we believe there has been compliance with all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock, except for the filing of a Form 4 for John V. Winfield for a transaction that occurred on August 28, 2019.

STOCK OWNERSHIP

The following table sets forth, as of March 25, 2020, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Winfield Group	Common Stock	2,992,381	(c)	11.0%
DP Shore Family Trust 550 W. Plumb Lane, #B432 Reno, NV 89509	Common Stock	1,757,577		6.5%
Alvin Fund LLC 215 W. 98th St., Apt. 10A New York, NY 10025	Common Stock	1,747,021		6.4%

Officers and Directors

Corrado De Gasperis	Common Stock	100,000	(d)	*
William J. Nance	Common Stock	7,000		*
Leo M. Drozdoff	Common Stock	1,240		*
J. Clark Gillam	Common Stock	—		*
Walter A. Marting Jr.	Common Stock	—		*
All directors and executive officers as a group	Common Stock	108,240		0.4%
_____________
* Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 117 American Flat Road, Virginia City, NV 89440.

(b)
Applicable percentage of ownership is based on 27,236,489 shares of common stock outstanding as of March 25, 2020 together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after March 25, 2020 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(c)
Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of The InterGroup Corporation, Santa Fe Financial Corporation and Portsmouth Square, Inc. and may be deemed to share voting and dispositive power over shares of the Company’s securities owned by each of The InterGroup Corporation, Santa Fe Financial Corporation and Portsmouth Square, Inc. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock. The 2,992,381 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 557,517 shares of the Company’s common stock held directly by Mr. Winfield, (ii), 190,007 shares of the Company’s common stock held by InterGroup, (iii) 355,516 shares of the Company’s common stock held by Portsmouth, (iv) 181,330 shares of the Company’s common stock held by Santa Fe, (vi) 1,708,011 shares of the Company’s common stock held by Northern Comstock.

Amount and nature of beneficial ownership
John Winfield	557,517
The InterGroup Corporation	190,007
Portsmouth Square Inc.	355,516
Santa Fe Financial Corporation	181,330
Northern Comstock LLC	1,708,011
Total	2,992,381

(d)	Includes 41,820 shares that are pledged as security to an unrelated third party.

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

On August 27, 2015, the Company announced the terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock LLC joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.05 million down to $9.75 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10,500,000 on the date of such payments, wherein the Company would then be required to pay in the form of cash, or in certain circumstances, the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of the net smelter returns generated by the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. As of December 31, 2019, the capital contribution obligations of the Company total $6.6 million.

Stockholders' Agreement

On July 29, 2015, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), with Mr. Winfield and entities affiliated with Mr. Winfield, pursuant to which the Company is generally prohibited from incurring indebtedness in excess of $5,000,000, subject to certain limited exceptions. The prohibition set forth in the Stockholders’ Agreement is substantially identical to the negative covenant previously contained in the documents governing the Company’s previously outstanding convertible preferred stock. The Stockholders' Agreement expires on July 29, 2020.

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

    Sierra Springs Opportunity Fund Inc. was formed to capitalize on the extraordinary, explosive growth of high-tech industries in northern Nevada and its qualified zones and has already secured the rights to thousands of developable acres of land and more, including an agreement to purchase Comstock’s Silver Springs properties and water rights, all within the immediate proximity of the Tahoe Reno Industrial (TRI) Center and its over 100 businesses, including high-tech companies such as Google, Panasonic, Switch, Tesla, Walmart, Zulily and Blockchains LLC. Comstock will passively own approximately 9% of the Sierra Springs Opportunity Fund Inc. The Company’s CEO and a diverse team of qualified financial, capital markets, real estate and operational professionals will govern, lead and manage the fund, its investments and operations.

Item 14. Principal Accountants Fees and Services

The Audit and Finance Committee of the Board of Directors is composed of three independent directors and operates under a written charter adopted by the Board of Directors. The Audit and Finance Committee approves the selection of our independent registered public accounting firm.

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

The Audit and Finance Committee also has received the written disclosures and the letter from Deloitte & Touche LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit and Finance Committee concerning independence and has discussed with Deloitte & Touche LLP that firm’s independence from the Company.

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Deloitte & Touche LLP to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of that firm’s review of the unaudited financial statements that are included in our quarterly reports on Form 10-Q.

Fees Billed by our Auditors

The Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. During the fiscal years ended December 31, 2019 and December 31, 2018, we were billed the following fees set forth below in connection with services rendered by that firm to us.

	2019	2018
	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$299,036	$213,752
Tax Fees	14,264	27,305
Other Fees	56,323	—
Total fees	$369,623	$241,057

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

Other Fees. Other fees include fees and expenses for professional services with non-routine significant transactions and fees related to S-3 consent.

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

AUDIT AND FINANCE COMMITTEE

William J. Nance, Chair
Leo M. Drozdoff
Walter A. Marting Jr.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

- Schedule II – Valuation and qualifying accounts

YEARS ENDED December 31, 2019, 2018 AND 2017

Note Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2019
Tax valuation allowance	$45,985,851	795,610	—	$46,781,461
Investment valuation allowance	$—	168,230	—	$168,230
Year ended December 31, 2018
Tax valuation allowance	$44,038,784	1,947,067	—	$45,985,851
Year ended December 31, 2017
Tax valuation allowance	$67,727,285	—	23,688,501	$44,038,784

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on February 20, 2018 as exhibit 3.1 to the Company's Form 10-K (file number 001-35200/film number 18622935) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.3
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.5
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.6
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.7
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.8
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.15
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.16
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.25
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.26
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.28
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.32
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.33
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.34
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.36
Membership Interest Purchase Agreement, dated as of January 24, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on January 29, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19549169) and incorporated herein by reference)

10.37
First Amendment to the Membership Interest Purchase Agreement, dated as of April 30, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on May 6, 2019 as exhibit 99.1 to the Company's Form 8-K (file number 001-35200/film number 19799388) and incorporated herein by reference)

10.38
Second Amendment to the Membership Interest Purchase Agreement, dated May 22, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on May 28, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19858341) and incorporated herein by reference)

10.39
Third Amendment to the Membership Interest Purchase Agreement, dated June 21, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on June 27, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19922834) and incorporated herein by reference)

10.40
Fourth Amendment to the Membership Interest Purchase Agreement, dated as August 15, 2019, and restated September 20, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on August 16, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191031402) and incorporated herein by reference)

10.42
Amended and Restated Mineral Exploration and Mining Lease Agreement, dated as of September 16, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on December 30, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191315034) and incorporated herein by reference)

10.44
Fifth Amendment to the Membership Interest Purchase Agreement, dated October 14, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on October 17, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191155617) and incorporated herein by reference)

10.46
Sixth Amendment to the Membership Interest Purchase Agreement, dated November 17, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on November 19, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191229150) and incorporated herein by reference)

10.48
Lease Option Agreement, dated as of November 18, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on November 19, 2019 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 191229016) and incorporated herein by reference)

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

101*
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2019, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)	March 30, 2020
Corrado De Gasperis
/s/ WILLIAM NANCE	Director	March 30, 2020
William Nance
/s/ LEO DROZDOFF	Director	March 30, 2020
Leo Drozdoff
/s/ WALTER MARTING	Director	March 30, 2020
Walter Marting
/s/ JOHN CLARK GILLAM	Director	March 30, 2020
John Clark Gillam