Form 10-Q
period 2020-03-31
Comstock Mining Inc.
filed 2020-05-07
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at May 5, 2020, was 27,875,000.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future industry market conditions; future explorations or acquisitions; future changes in our exploration activities; future prices and sales of, and demand for, our products; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the board of directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives; including the nature and timing and accounting for restructuring charges, derivative liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities; including asset sales and the redemption of the debenture and associated costs; future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crisis; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,026,079	$1,015,857
Assets held for sale, net (Note 2)	10,512,066	10,512,066
Prepaid expenses and other current assets (Note 3)	1,995,615	1,821,627
Total current assets	13,533,760	13,349,550

Mineral rights and properties, net (Note 4)	5,690,885	5,690,885
Properties, plant and equipment, net (Note 5)	7,752,234	7,935,021
Reclamation bond deposit	2,695,430	2,688,962
Retirement obligation asset (Note 6)	101,435	115,926
Investment in Tonogold preferred shares (Note 18)	8,795,000	9,080,000
Investment in Sierra Springs common shares	335,000	335,000
Other assets	349,261	374,548

TOTAL ASSETS	$39,253,005	$39,569,892

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,036,514	$922,553
Accrued expenses and other liabilities (Note 7)	1,412,406	1,855,431
Deposits (Note 8)	1,473,513	318,384
Liabilities held for sale, net (Note 2)	1,019,705	1,019,705
Long-term debt– current portion (Note 9)	5,065,934	328,068
Total current liabilities	10,008,072	4,444,141

LONG-TERM LIABILITIES:
Long-term debt (Note 9)	232,836	5,084,006
Long-term reclamation liability (Note 10)	6,039,386	6,034,208
Other liabilities	513,103	514,977
Total long-term liabilities	6,785,325	11,633,191

Total liabilities	16,793,397	16,077,332

COMMITMENTS AND CONTINGENCIES (Notes 11, 12)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 27,875,000 and 27,236,489 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18,564	18,139
Additional paid-in capital	259,387,278	259,095,152
Accumulated deficit	(237,215,775)	(235,890,272)

Total Comstock Mining Inc. stockholders' equity	22,190,067	23,223,019
Noncontrolling interest	269,541	269,541
Total equity	22,459,608	23,492,560

TOTAL LIABILITIES AND EQUITY	$39,253,005	$39,569,892

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
REVENUES
Revenue - mining	$—	$—
Revenue - real estate	48,425	37,598
Total revenues	48,425	37,598

COSTS AND EXPENSES
Costs applicable to mining revenue	125,893	505,393
Real estate operating costs	13,596	10,424
Exploration and mine development	136,721	225,867
Mine claims and costs	122,070	150,954
Environmental and reclamation	26,798	53,451
General and administrative	845,228	660,366
Total costs and expenses	1,270,306	1,606,455

LOSS FROM OPERATIONS	(1,221,881)	(1,568,857)

OTHER INCOME (EXPENSE)
Interest expense	(50,588)	(461,137)
Other income (expense)	(53,034)	194,929
Total other income (expense), net	(103,622)	(266,208)

NET LOSS	(1,325,503)	(1,835,065)

Less: net income (loss) attributable to noncontrolling interest	—	—

NET LOSS ATTRIBUTABLE TO COMSTOCK MINING, INC.	$(1,325,503)	$(1,835,065)

Net loss per common share – basic and diluted	$(0.05)	$(0.12)

Weighted average common shares outstanding — basic and diluted	27,264,555	15,800,481

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2019	—	$—	15,067,655	$50,175	$241,419,897	$(232,085,170)	$—	$9,384,902

Issuance of common stock	—	—	1,090,400	3,631	809,930	—	—	813,561
Common stock issuance costs	—	—	—	—	(85,093)	—	—	(85,093)
Net Loss	—	—	—	—	—	(1,835,065)	—	(1,835,065)
BALANCE - March 31, 2019	—	$—	16,158,055	$53,806	$242,144,734	$(233,920,235)	$—	$8,278,305

BALANCE - January 1, 2020	—	$—	27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock	—	—	638,511	425	242,196	—	—	242,621
Common stock issuance costs	—	—	—	—	(50,070)	—	—	(50,070)
Sale of membership interests in Comstock Mining, LLC	—	—	—	—	100,000	—	—	100,000
Net Loss						(1,325,503)		(1,325,503)
BALANCE - March 31, 2020	—	$—	27,875,000	$18,564	$259,387,278	$(237,215,775)	$269,541	$22,459,608

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(1,325,503)	$(1,835,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	199,442	586,921
Accretion of reclamation liability	5,178	5,710
Gain on sale of properties, plant, and equipment	(100,000)	—
Amortization of debt discounts and issuance costs	38,705	71,623
Net loss on early retirement of long-term debt	2,750	151,531
Payment-in-kind interest expense	—	470,246
Change in make-whole liabilities	35,776	(135,162)
Mark to market Tonogold preferred shares	285,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,979	24,934
Accounts payable	113,961	53,573
Accrued expenses and other liabilities	(488,656)	(286,855)
Deposits	1,055,129	—
NET CASH USED IN OPERATING ACTIVITIES	(171,239)	(892,544)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	138	130
Proceeds from sale of mineral rights and properties, plant, and equipment	100,000	—
Proceeds from deposits on Membership Interest Purchase Agreement	100,000	1,950,000
Proceeds from deposits on the sale of non-mining assets to Sierra Springs	100,000	—
Purchase of mineral rights and properties, plant and equipment	—	(365,000)
Deposits for Mercury Clean Up investment	(150,000)	—
Change in reclamation bond deposit	(6,468)	(33,428)
NET CASH PROVIDED BY INVESTING ACTIVITIES	143,670	1,551,702
FINANCING ACTIVITIES:
Principal payments on long-term debt	(154,760)	(1,565,687)
Proceeds from the issuance of common stock	242,621	813,561
Common stock issuance costs	(50,070)	(85,093)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,791	(837,219)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,222	(178,061)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,015,857	488,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,026,079	$310,596

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$285,138	$34,460

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2020 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation and Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States ("GAAP"): Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration & Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, and Downtown Silver Springs LLC ("DTSS"), and its fifty percent membership interest in Comstock Mining LLC (collectively "Comstock", the "Company", "we", "our" or "us"). Inter-company transactions and balances have been eliminated.

Operating results for the three-month period ended March 31, 2020, may not be indicative of the results expected for the full year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Going Concern

The condensed consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned sales of Tonogold securities, and proceeds from the planned sale of Lucerne mineral properties and non-mining assets.

The Company has recurring net losses from operations and an accumulated deficit of $237.2 million as of March 31, 2020. For the three months ended March 31, 2020, the Company incurred a net loss of $1.3 million and used $0.2 million of cash in operations. As of March 31, 2020, the Company had cash and cash equivalents of $1.0 million. The Company also has a debt obligation of $4.9 million that matures in January 2021, for which it does not currently have the ability to repay. Such condition raises substantial doubt regarding the Company’s ability to continue as a going concern.

The Company intends to finance its operations over the next twelve months through its existing cash, proceeds from the planned sale of its Lucerne mineral properties and non-mining assets and Tonogold securities, and the sale of common stock through its existing equity agreements to issue securities. These plans are outside of the control of management, and therefore, substantial doubt exists about the Company’s ability to continue as a going concern through 12 months from the issuance date of the financial statements.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston with aggregate unused capacity of $0.20 million as of March 31, 2020.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to estimated useful lives and valuation of properties, plant, and equipment, assets held for sale, mineral rights, deferred tax assets, derivative assets and liabilities, valuation of Tonogold CPS, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely (than not) to be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.

Variable-Interest Entity

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

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, and March 31, 2020, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs, LLC for $3.6 million.

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

Comstock’s $0.3 million investment in SSOF is recorded in the consolidated balance sheets at March 31, 2020, and December 31, 2019, in Investments. Comstock’s maximum exposure to loss as a result of its involvement with SSE at March 31, 2020, is limited to its current investment. The investment is held at cost and fair value was not estimated as there were no identified events or changes in circumstances that might have had a significant adverse effect on the fair value of the investment. Management concluded it was impractical to estimate fair value due to the fund being in the early stages.

Comprehensive Loss

The only component of comprehensive loss for the three-month periods ended March 31, 2020, and 2019 was our net loss.

Reverse Stock Split

Effective November 28, 2019, the Company completed a 5-for-1 reverse stock split of its authorized and outstanding common stock, as approved by its Board of Directors. All common shares and per share amounts set forth herein give effect to this reverse stock split.

Loss per Common Share

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

Derivative Instruments

The Financial Accounting Standards Board (“FASB”) provides guidance that requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheets as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations, generally as a component of other income (expense).

Recently Issued Accounting Pronouncements

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. The Company has adopted this standard, which has not had a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company modified its disclosures beginning in the first quarter of 2020 to conform to this guidance. The adoption of this standard and the associated changes to the disclosures, have not had a material impact on its consolidated financial statements.

2. Assets and Liabilities Held for Sale

The Company has committed to a plan to sell certain land, buildings, and water rights ("the Non-mining assets"). In January 2019, the Company also committed to a plan to sell certain mining properties. As of both March 31, 2020, and December 31, 2019, the Company has assets with a net book value of $10.5 million, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture described in Note 9.

Assets held for sale include:

	March 31, 2020	December 31, 2019
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Lucerne Mine (Mineral rights and properties) (Note 18)	1,539,197	1,539,197
Lucerne Properties (Reclamation asset, net)	19,590	19,590
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$10,512,066	$10,512,066

Liabilities held for sale include:

	March 31, 2020	December 31, 2019
Lucerne Properties (Reclamation liabilities)	$1,019,705	$1,019,705
Total liabilities held for sale	$1,019,705	$1,019,705

Non-mining Assets Held for Sale - Silver Springs, NV

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, and March 31, 2020, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The carrying value of the 160 acres of commercial land and DTSS membership rights was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019. As of March 31, 2020, the Company received $0.4 million in escrowed deposits for the purchase of these assets and expects the sales to close during the second quarter of 2020.

Non-mining Assets Held for Sale - Dayton and Gold Hill, NV

The Company owns a 225 acre residential property (the “Daney Ranch) along Highway 50 in Dayton, NV, listed for sale, in two components, for a total of $3.7 million and a historic, operating hotel (the “Gold Hill Hotel”) including 19 leasable rooms, 4 cottages, a bar and a restaurant listed for sale for $1.5 million.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
Land and property deposits	$10,100	$10,100
Deposit for Mercury Clean Up	1,651,050	1,501,050
Surety bond and insurance	137,262	110,558
Other	197,203	199,919
Total prepaid expenses and other current assets	$1,995,615	$1,821,627

4. Mineral Rights and Properties, Net

Mineral rights and properties consisted of the following:

	March 31, 2020	December 31, 2019
Dayton resource area	$2,932,226	$2,932,226
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$5,690,885	$5,690,885

These mineral rights and properties are segmented based on the Company’s identified mineral resource areas and exploration targets.

On February 25, 2020, the Company sold two patented mining claims and five unpatented mining claims (the "Wild Horse" properties) to Hercules Gold USA LLC ("Hercules") for a total purchase price of $100,000 plus a 2% net smelter returns royalty on future mineral production from these properties. Hercules has the option to purchase the royalty for $75,000 per each one percent (1%) per each patented or unpatented claim. There was no book value for the Wild Horse properties, so the entire purchase price was recorded in Other Income.

5. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Land and building	$9,140,805	$9,140,805
Vehicle and equipment	2,267,916	2,267,916
Processing and laboratory	21,113,177	21,113,177
Furniture and fixtures	549,860	549,860
	33,071,758	33,071,758
Less accumulated depreciation	(25,319,524)	(25,136,737)
Total properties, plant and equipment	$7,752,234	$7,935,021

During the three-month periods ended March 31, 2020 and March 31, 2019, the Company recognized depreciation expense of $0.2 million and $0.5 million, respectively.

6. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining reclamation plans:

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Retirement obligation asset — beginning of period	$115,926	$203,274
Additional obligations incurred	—	—
Amounts reclassified to assets held for sale	—	(19,590)
Amortization of retirement obligation asset	(14,491)	(67,758)
Retirement obligation asset — end of period	$101,435	$115,926

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued make-whole for Mercury Clean Up LLC (Note 17)	$485,410	$452,740
Accrued interest expense	128,801	264,268
Accrued insurance liabilities	25,730	—
Accrued Northern Comstock Joint Venture	293,958	180,833
Accrued payroll costs	212,913	165,543
Accrued make-whole for Pelen LLC (Note 17)	75,708	222,602
Accrued Board of Directors fees	90,000	120,000
Accrued vendor liabilities	40,572	309,515
Other accrued expenses	59,314	139,930
Total accrued expenses and other liabilities	$1,412,406	$1,855,431

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required and actual monthly payments to Northern Comstock LLC.

8. Deposits

Deposits consisted of the following:

	March 31, 2020	December 31, 2019
Deposits toward sale of non-mining assets	$410,100	$310,100
Prepaid expense reimbursement for American Flat lease option agreement	1,055,130	—
Lease income	8,283	8,284
Total deposits	$1,473,513	$318,384

9. Long-Term Debt

Long-term debt consisted of the following:

Note Description	March 31, 2020	December 31, 2019
Senior Secured Debenture (GF Comstock 2) - 11% interest, due 2021.	$4,854,785	$4,929,277
Note Payable (Caterpillar Financial Services) - 5.75% interest.	565,623	645,891
Total debt	5,420,408	5,575,168
Less: long-term debt discounts and issuance costs	(121,638)	(163,094)
Total debt, net of discounts and issuance costs	5,298,770	5,412,074
Less: current maturities	(5,065,934)	(328,068)
Long-term debt, net of discounts and issuance costs	$232,836	$5,084,006

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due January 13, 2021, in an aggregate principal amount of $10,723,000. Interest is payable semi-annually. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of its subsidiaries. The use of proceeds included refinancing substantially all of the Company’s obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000 if paid any time prior to or at maturity. At March 31, 2020, the remaining balance on the Make Whole obligation was $237,974. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company, participated in this financing. A director of the Company is a manager and member of the general partner of GF Capital 2 LP.

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation (“CAT”) relating to certain finance and lease agreements (the “CAT Agreement”). Under the terms of the CAT Agreement, the obligations to CAT bear interest at 5.7% and will be paid off on a monthly payment schedule of $29,570 per month.

10. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Long-term reclamation liability — beginning of period	$6,034,208	$7,441,091
Reduction of obligation	—	(410,018)
Amount reclassified to liabilities held for sale	—	(1,019,705)
Accretion of reclamation liability	5,178	22,840
Long-term reclamation liability — end of period	$6,039,386	$6,034,208

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

For the three-month period ended March 31, 2020, the fixed operating lease expense was $2,250 with 8.6 years remaining.

Supplemental information related to the Company's operating lease, for the three months ended March 31, 2020, follows:

Cash paid for amounts included in the measurement of lease liabilities	$2,250
Right-of-use assets obtained in exchange for operating lease obligations	$979

The Company has the following lease balances recorded in the condensed consolidated balance sheet as follows:

Lease Assets and Liabilities	Classification	March 31, 2020
Operating lease right-of-use asset	Other assets	$54,352

Operating lease liability - current	Accrued expenses and other liabilities	$3,147
Operating lease liability - long-term	Other liabilities	52,578
Total operating lease liabilities		$55,725

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2020	$6,800
2021	9,350
2022	9,650
2023	9,950
2024	10,250
Thereafter	42,050
Total operating lease payments	88,050
Less: Imputed interest	32,325
Present value of lease liabilities	$55,725

12. Commitments and Contingencies

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

Regulatory Compliance

The Company’s mining and exploration activities are subject to various laws and regulations for protecting the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made and expects to continue making expenditures to comply with such laws and regulations, but cannot fully predict such future expenditures.

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

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with the U.S. Department of Labor - Occupational Safety and Health Administration (“OSHA”) regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages, including interest and legal costs. On April 10, 2020, the Company filed its reply to the complaint, and believes that those terminations were appropriate and lawful and intends to vigorously defend the complaint.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

13. Equity

Equity Offering Program

In October 2019, the Company entered into a new equity purchase agreement, (the “2019 Sales Agreement”), with Leviston Resources LLC (“Leviston”), to sell up to $1.25 million in shares of the Company’s common stock from time to time at the Company’s option. Pursuant to the 2019 Sales Agreement, the Company agreed to deliver additional shares of common stock with a value of 5% of the aggregate offering price to Leviston as a commitment fee. As of March 31, 2020, the Company has issued shares with an aggregate sales price of $1.0 million under the 2019 Sales Agreement. The Company issued 284,852 shares in commitment fees to Leviston in 2019.

In February 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the purchase of up to $50.0 million of the Company’s securities, from time to time. In February 2019, the Company also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5.0 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price.

Effective August 2018, the Company entered into an equity sales agreement with Leviston Resources LLC (the "2018 Sales Agreement") for the sale of up to $2.25 million of the Company's common stock. Through March 31, 2019, the Company had issued 2,327,400 common shares at an average price of $0.74 per share, totaling $1.7 million under the 2018 Sales Agreement. Final proceeds from the 2018 Sales Agreement were received in February 2019, and the 2018 Sales Agreement was terminated.

Following is a reconciliation of the common stock transactions under the 2019 Sales Agreement and the 2018 Sales Agreement for three months ended March 31, 2020, and 2019, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Number of shares sold	638,511	1,090,400

Gross cash proceeds	$242,621	$813,561
Fees	50,070	85,093
Net proceeds	$192,551	$728,468

Average price per share	$0.38	$0.75

14. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to Comstock Mining Inc.	$(1,325,503)	$(1,835,065)

Denominator:
Basic and diluted weighted average shares outstanding	27,264,555	15,800,481

Net loss per common share:
Basic and Diluted	$(0.05)	$(0.12)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers of assets and liabilities within Level 3.

The following table presents our assets and liabilities at March 31, 2020, measured at fair value on a recurring basis:

		Fair Value Measurements at
		March 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 18)	$8,795,000	$—	$—	$8,795,000
Total Assets	$8,795,000	$—	$—	$8,795,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 17)	$75,708	$—	$75,708	$—
Accrued make-whole for Mercury Clean Up LLC (Note 17)	485,410	—	485,410	—
Total Liabilities	$561,118	$—	$561,118	$—

The following table presents our assets and liabilities at December 31, 2019, measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 18)	$9,080,000	$—	$—	$9,080,000
Total Assets	$9,080,000	$—	$—	$9,080,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 17)	$222,602	$—	$222,602	$—
Accrued make-whole for Mercury Clean Up LLC (Note 17)	452,740	—	452,740	—
Total Liabilities	$675,342	$—	$675,342	$—

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible preferred shares of Tonogold - The value of the convertible preferred shares (CPS) of Tonogold is based on a Monte Carlo model with various inputs. These inputs include the Tonogold common share price of $0.35, volatility of 101%, risk-free rate of 0.16%, cost of debt of 18.31%, private placement conversion price ceiling of $0.18, redemption probability of 50%, and illiquidity discount of 5% - 15%. The convertible preferred shares are classified within Level 3 of the valuation hierarchy.

The CPS is convertible into Tonogold common stock in May 2020, at the lowest of (1) $0.18 per share, or (2) 85% of Tonogold’s 20-day volume-weighted closing price prior to conversion. Under U.S. GAAP, the Company has the irrevocable option to elect to report certain financial assets and liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings. This option was elected for the treatment of the $6.10 million of CPS received on May 31, 2019 ($3.92 million), August 30, 2019 ($0.83 million), October 14, 2019 ($0.75 million), December 19, 2019 ($0.50 million), and December 30, 2019 ($0.10 million). The Company recorded the receipt of the CPS at a fair value of $7.6 million when received and recorded an additional $0.3 million in other expense and $1.5 million in other income, for the changes in fair market value, for the three months ended March 31, 2020, and the twelve months ended December 31, 2019, respectively.

Accrued make-whole for Pelen LLC - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the volume-weighted price per share for five consecutive trading days preceding the date of determination of $0.43 at March 31, 2020, and $0.47 at December 31, 2019, as compared to the remaining aggregate proceeds due. The Company agreed to add $17,500 to the purchase price which is included in the remaining aggregate proceeds due. Because the inputs are all observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy.

Accrued make-whole for Mercury Clean Up LLC - The accrued make-whole is valued based on the difference between the value of the outstanding shares delivered to MCU at the Company’s closing stock price of $0.41 on March 31, 2020, and the required investment value of $850,000. Because the inputs are all observable market-based inputs, the instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At March 31, 2020, and December 31, 2019, the fair value of long-term debt approximated $5.3 million and $5.4 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

16. Segment Reporting

Our management organizes the Company into two operating segments: mining and real estate. Our mining segment consists of all activities and expenditures associated with exploration, mineral development and mining. Our real estate segment consists of land, real estate rental properties and the Gold Hill Hotel. We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals follows:

	Three Months Ended March 31,
	2020	2019
Revenue
Mining	$—	$—
Real estate	48,425	37,598
Total revenue	48,425	37,598

Costs and Expenses
Mining	(1,256,710)	(1,596,031)
Real estate	(13,596)	(10,424)
Total costs and expenses	(1,270,306)	(1,606,455)

Operating Income (Loss)
Mining	(1,256,710)	(1,596,031)
Real estate	34,829	27,174
Total loss from operations	(1,221,881)	(1,568,857)

Other income (expense), net	(103,622)	(266,208)
Net income (loss)	$(1,325,503)	$(1,835,065)

Capital Expenditures
Mining	$—	$—
Real estate	—	365,000
Total capital expenditures	$—	$365,000

Depreciation, Amortization, and Depletion
Mining	$193,482	$583,507
Real estate	5,960	3,414
Total depreciation, amortization, and depletion	$199,442	$586,921

	As of March 31,	As of December 31,
	2020	2019
Assets
Mining	$29,776,143	$30,106,865
Real estate	9,476,862	9,463,027
Total assets	$39,253,005	$39,569,892

17. Acquisition Agreements

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

On July 18, 2019, the Company issued 900,000 shares of restricted common stock to fund $751,050 of the MCU acquisition. The Company has paid MCU a total of $0.90 million in cash as of March 31, 2020. The contract requires additional payments totaling $0.25 million during the second and third quarters of 2020. If there is insufficient working capital from the stock proceeds to fund the plans of MCU, the Company will fund MCU up to $100,000 per month, starting in the seventh month after the MCU Agreement, in lieu of the stock, as required based upon the mutually agreed upon capital plan. This additional funding applies directly, dollar for dollar, towards the Company’s investments commitments. The Company recorded a make-whole liability of $485,410 based on the difference between the value of the outstanding shares delivered to MCU at the Company’s closing stock price of $0.41 on March 31, 2020, and the required investment value of $850,000. This amount is recorded within accrued expenses on the consolidated balance sheets. The Company expects to close on the MCU transactions during the second and third quarters of 2020.

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU will receive the mercury remediation and recovery system at the Company’s American Flat facility during the second quarter of 2020. The goal of the pilot is to process approximately five to twenty-five tons of tailings and sediment per hour, and thoroughly test and confirm the technical and commercial viability of the system and its processes.

Based on successful proof of economic viability, the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Ventures, and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Such financing entitles the Company to acquire an additional 10% of the fully-diluted equity interests of MCU.

Pelen, LLC

In January 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen, LLC ("Pelen"). The purchase of the membership interests will close once the seller of the membership interests has received total cash proceeds of at least $0.6 million either through sale of the restricted common stock received or through additional cash payments made by the Company. If all of the shares of restricted common stock have been sold by the seller of the membership interests and the aggregate proceeds received are less than $0.6 million, then the Company is required to pay the shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election.

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

On March 25, 2020, the Company extended the Cut-Off date to April 30, 2020, and paid $0.15 million toward the closing of the transaction. As of March 31, 2020, the purchase has not closed, and the Company has not received legal ownership of the membership interests. The Company has recorded a make-whole liability of $75,708 at March 31, 2020, representing the value of the shortfall based on the actual sales of shares and the share price as of March 31, 2020. These amounts are recorded within accrued expenses in the condensed consolidated balance sheet.

On April 24, 2020, the Company completed the acquisition of 25% of the total membership interests of Pelen. The total purchase price was $0.6 million, paid in stock and cash.

Downtown Silver Springs, LLC

The Company entered into an agreement to purchase 100% of the membership interests of DTSS on May 30, 2018, as amended. DTSS held a contract to purchase approximately 160 acres of centrally located land in Silver Springs, Nevada. DTSS has no other assets, operations or employees.

The agreement enabled the purchase of the land for approximately $3.2 million, less deposits already made, plus 4% interest. The land purchase closed on December 9, 2019.

The DTSS acquisition was accounted for as an asset acquisition as DTSS did not meet the definition of a business. The Company paid total consideration of $4.1 million, consisting of (1) $3.1 million cash payments toward the purchase price of the land parcel, (2) $0.5 million in interest and closing costs and, (3) $0.5 million cash payments to the former holders of DTSS.

On September 26, 2019, DTSS entered into an agreement to sell the land parcel to Sierra Springs Enterprises, Inc. (“SSE”), as amended on November 30, 2019, December 26, 2019, January 29, 2020, and March 31, 2020, for $3.6 million. Accordingly, the land is classified as an asset held for sale on the consolidated balance sheets at March 31, 2020 and December 31, 2019, and the carrying value of the land was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019.

As of March 31, 2020, the Company has received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the 160 acres of commercial lands and membership interests in DTSS, along with the 98 acres of industrial land and senior water rights in Silver Springs. The transactions are expected to close during the second quarter of 2020.

18. Sale, Option and Lease Agreements with Tonogold Resources Inc. ("Tonogold")

There are three current agreements between the Company and Tonogold: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for the Company's American Flat processing facility. Tonogold and the Company previously entered into an Option Agreement in 2017 that was terminated during 2019.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as restated and amended, to sell its interests in Comstock Mining LLC (“CML”), a wholly-owned subsidiary of the Company whose sole net assets are the Lucerne properties and related permits, to Tonogold (the “Membership Purchase Agreement”), with a closing date of November 18, 2019. The Membership Purchase Agreement was amended and restated March 20, 2020.

For the three months ended March 31, 2020, the Company received an additional $0.1 million in cash payments, bringing the total cash consideration received to date to $6.025 million and the total stock consideration received to date to $6.1 million, in the form of Tonogold Convertible Preferred Stock ("CPS"). The remaining $5.475 million of required cash consideration is secured by a 12% Note (the "Note"), with interest payable monthly, and various default provisions, including an observable market default provision contingent on Tonogold maintaining its stock listing. The Note is considered a freestanding contingent forward derivative under ASC section 480 - Distinguishing Liabilities from Equity, and does not have an initial value as the derivative was entered into at market. The purpose of the derivative is to facilitate the closing of the Tonogold transaction.

At the initial closing, Tonogold received 50% of the membership interests of CML, in exchange for the cash and CPS consideration paid to date. The Company will retain all management control and authority over CML until Tonogold has made all remaining payments in full. Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest in the consolidated balance sheets. The Company has recorded the fair value received from Tonogold in excess of the non-controlling interest as additional paid in capital.

The CPS can be converted into Tonogold common shares, at the Company's option, any time on or after May 22, 2020. The conversion price for the CPS will be the lower of (1) 85% of the 20-day volume weighted closing price or (2) 0.18. Tonogold can redeem the CPS at any time prior to conversion, at a redemption price 120% of the face value of the CPS.

Tonogold will receive the remaining 50% of the membership interests after it has delivered the remaining cash consideration. Membership interest will be delivered proportionately to additional cash payments toward principal that are received.

Tonogold guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million The Company also retains a 1.5% Net Smelter Returns ("NSR") royalty on the Lucerne properties.

On March 20, 2020 the Company and Tonogold restated the Membership Purchase Agreement to secure the remaining cash consideration with a 12% secured convertible note with a principal amount of $5.475 million (the "Note"). The Note is initially secured by the membership interests held by Tonogold, and will be secured by all of CML's assets after the Company's debenture has been paid in full and the related liens released. Interest on the Note is payable on the first business day of each month, with a $1.0 million payment of principal due on or before October 15, 2020, and the remaining principal due at maturity on September 20, 2021. The Note is convertible into common shares of Tonogold, at the Company's sole option, at a conversion price equal to the lower of (1) 85% of the twenty (20) consecutive trading day volume weighted average price of Tonogold common stock or (2) an applicable price stepping from an initial $0.18 to $0.40 at the maturity date.

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

Tonogold will pay a quarterly lease fee of $10 thousand. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold will also reimburse the Company for all costs associated with owning the properties. The Exploration Lease also provides for royalty payments after mining operations commence. For the first year following the commencement of mining, royalties will be paid at the rate of 3.0% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter. The Company accounts for the Exploration Lease as an operating lease.

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

The initial term of the Exploration Lease (the "Exploration Term") is 5 years, with Tonogold committing to spending at least $5 million for exploration, at the rate of $1 million per year, and to producing an NI 43-101 compliant technical report by the end of the 5th year. The Exploration Lease will automatically renew for a second, 10-year term (the "Development Term") as long as the commitments have been met. During the Development Term, Tonogold is committed to $10 million of additional expenditures for exploration, development, and technical reporting, at the rate of $1 million per year, and to producing an economically viable mine plan and an NI 43-101 compliant Pre-Feasibility report before the agreement's 15th anniversary.

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

If the spending and other commitments have been met during the Planning Term, the Exploration Lease will automatically continue in effect as long as development and permitting activities continue in compliance with a mutually agreed-upon schedule, or for so long as minerals are produced from the properties or from adjacent properties (the “Extended Term”).

Lease Option Agreement for the American Flat Processing Facility

On November 18, 2019, the Company entered into a lease-option to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold will be required to reimburse the Company approximately $1.1 million in expenses, per year, to maintain the option. If such option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15.0 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company. The Lease Option Agreement remains in effect, but has not yet been exercised.

Option Agreement

During 2017 and 2018, the Company received $2.2 million in cash payments relating to an option agreement (the “Option Agreement”) with Tonogold. This agreement, signed in October 2017, was terminated effective September 20, 2019, and the associated option payments of $2.2 million were recorded as other income in the year ended December 31, 2019.

Other

For the three-month period ended March 31, 2020, the Company received advance expense reimbursements from Tonogold totaling $1.75 million, and invoiced actual expense reimbursements totaling $0.69 million.

19. Subsequent Events

COVID-19

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

The Company is currently operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that could potentially result in delays to the Company's plans for developing our Dayton Resource, MCU’s plans for commencing mercury recovery testing, and Tonogold's plans for exploration drilling during the second quarter of 2020. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

Pelen LLC

On April 24, 2020, the Company completed its acquisition of 25% of the total membership interests of Pelen. Pelen is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill. The total purchase price was $0.6 million, paid in stock and cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the three-month period ended March 31, 2020. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2019.

Overview

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

The Company and its subsidiaries now own or control approximately 9,224 acres of mining claims and parcels in the broader Comstock District and surrounding area. The acreage includes approximately 2,365 acres of patented claims and surface parcels (private lands) and approximately 6,859 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is on American Flat road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

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

The Company advanced the Strategic Focus by facilitating the formation of a qualified opportunity zone fund named Sierra Springs Opportunity Fund Inc. and a qualified opportunity zone business named Sierra Springs Enterprises Inc. Sierra Springs Enterprises, Inc. has formally agreed to acquire Comstock’s non-mining assets.

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

Exploration and Development

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our collaboration with Tonogold Resources Inc. (“Tonogold”) the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and the Gold Hill group of exploration targets, to Tonogold, who has near-term plans for exploration and ultimately development towards economic feasibility on those assets. We are developing exploration plans for the remaining areas, primarily the Spring Valley group that we view as an extension of the Dayton resource area.

The Company's district-wide exploration and development plans contemplate three specific, geological areas that the Company has organized into wholly-owned subsidiaries called Comstock Exploration and Development LLC, Comstock Northern Exploration LLC, and the 50%-owned Comstock Mining LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock Mining LLC includes the Lucerne properties that Tonogold has agreed to acquire. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production. Refer to Figure 3.

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

CPL’s Lease Option with Tonogold

On November 18, 2019, the Company entered into a Lease Option Agreement (the "Lease-Option") to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine (the "Lease Option Agreement"). Under the Lease-Option, Tonogold is required to reimburse the Company approximately $1.1 million in expenses to maintain the option. If the option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility. After the first $15.0 million in rental fees are paid, the rental fee will step down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company.

CPL’s Venture with Mercury Clean Up LLC

The second agreement is with Mercury Clean Up LLC ("MCU"), to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, world-wide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and is working on at least one major, international remediation project. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new growth opportunity consistent with the Company’s Strategic Focus.

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

Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through March 31, 2020, the Company has invested $0.90 million in cash and $0.75 million in stock out of the 2.0 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform.

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

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU delivered sampling and testing equipment to the American Flat site in February 2020, and has begun taking samples of tailings at locations in the Carson River Mercury Superfund Site ("CRMSS")

to locate suitable material to commence bulk testing. The remaining equipment is scheduled for arrival in the second quarter of 2020.

Based on successful proof of technical and economic viability, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. The Company has the rights to invest in up to 25% of MCU and separately, 50% of the joint venture and expects to close on these transactions during the second and third quarters of 2020.

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

The Dayton resource area ranks as the Company’s top exploration and development target. In January 2014, the Lyon County Board of Commissioners approved strategic master plan and zoning changes on the Dayton, Kossuth and Alhambra mining patents and other properties located in the Dayton resource area, enabling a more practical, comprehensive feasibility study for mining. Geological studies and development planning are currently underway utilizing data from extensive metallurgical testing and assessment during 2017, an additional 30,818 feet of drilling completed in 2015, geophysical analysis and interpretation completed in 2013, and extensive geological data from pre-2013 drill programs.

The Company’s technical staff is currently compiling a detailed structural interpretation of the Dayton resource area, which will provide the framework for a completely new resource model. The detailed interpretation is leading to a list of highly prospective drill targets to further define and expand the mineral resource.

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
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 4 - Dayton and Spring Valley Magnetic Geophysics with Interpreted Veins and Structures

The Spring Valley exploration program is designed to target areas that have similar magnetic signatures of known economic grade mineralization. The magnetic geophysical survey was further studied and a structural interpretation was developed that illustrated multiple cross cutting structures (colored green) that are oblique to the southerly projected north/south vein trend (colored red), refer to Figure 4. Though rare due to alluvial cover, the outcropping quartz veins and outcropping crosscutting structures had definitive diagnostic magnetic signatures. The interpretation of the vein structures was derived by connecting specific magnetic attributes as identified on each 25-meter spaced survey lines. Similar structures have been identified in the Dayton and were important components for the development of economic grades of mineralization. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR 341 to the historic Daney mine site (Figure 5), with a potential strike length of approximately 9,600 feet.

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
Spring Valley South
Daney

Figure 5 - Dayton and Spring Valley Group Targets

Comstock Northern Exploration LLC (Occidental Lode and Other Northern Target Mineral Claims)

Tonogold has commenced further, detailed analysis of our northern targets that correlates historical data with modern geological assessments and reveals a potentially much larger exploration opportunity. Accordingly, the Company signed a new Mineral Exploration and Mining Lease (the "Exploration Lease") with Tonogold for certain mineral properties in Storey County, Nevada. The lease is for an initial term of 5 years, with options to renew for an additional 15 years, so long as specific commitments are met, including spending of at least $1.0 million per year on exploration and progressively validating progress through technical reports.

The lease has a quarterly fee of $10,000 in the first year, escalating 10% per year thereafter. Tonogold is also required to reimburse all claim maintenance costs and other costs associated with owning the properties. The Company retains a 1.5% to 3.0% NSR royalty on future mineral production from the properties.

The Exploration Lease includes the Occidental group and Gold Hill group of exploration targets, which contain many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines, as well as the historically under-developed Occidental Lode, parallel to the main Comstock trend. The Company believes this will accelerate the development of these targets and enhance the value of its mineral property and royalty portfolio. Tonogold is currently permitting an exploration drilling program for these areas, and expects to begin drilling in the second quarter of 2020.

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno, and has been the primary focus of the Company’s exploration and development efforts since 2003. Lucerne includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area is approximately one mile along strike, with explored widths from 600 to 1,800 feet, representing approximately 845 acres of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities and ongoing exploration and development by Tonogold, the company that has agreed to acquire Comstock Mining LLC ("CML"). The Company holds the key mining permits required to resume surface or underground mining of this area and processing.

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

In December 2018, the Company received unanimous approval from the Storey County Board of Commissioners to extend its landmark Special Use Permit (“SUP”) for mining and processing for the Lucerne Mine Project for the maximum allowable, 20-year term, extending the original, 10-year permit until September 2, 2034. The permit applies to both surface and underground mining, processing, milling, exploration and development, and other ancillary uses and represents one of the most significant, progressive and collaborative permit approvals in the Company’s history, and its extension strengthens the foundation for the future growth of the Company and its partner in Lucerne’s exploration and development, Tonogold.

In January 2019, the Company and Tonogold entered into a Purchase Agreement, as restated and amended in March 2020, to sell its interests in CML, a wholly-owned subsidiary of Comstock whose sole assets are the Lucerne properties and related permits, to Tonogold for total consideration of $17.6 million. The consideration received to date includes $6.025 million in cash and 6.1 million in Tonogold Convertible Preferred Stock ("CPS"). The remaining $5.475 million of cash consideration is secured by a 12% Note, with interest payable monthly. Tonogold also guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

At closing on November 18, 2019, Tonogold received 50% of the membership interests of CML, representing the ownership contractually granted based on the cash and CPS consideration paid to date. Tonogold will receive the remaining 50% of the membership interests after it has paid the Note in full. The Company will retain all management control and authority over CML until that time.

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

In December 2019, the agreement was amended to revise the “Cut-Off” date to March 31, 2020, for closing the transaction. The Company paid $11,700 of interest payable as of December 31, 2019. The Company also agreed to prepay $5,850 of interest payable with respect to the period between December 31, 2019, and March 31, 2020. On March 25, 2020, the Company paid $0.15 million toward the purchase and extended the Cut-Off date to April 30, 2020.

On April 24, 2020, the Company completed its acquisition of 25% of the total membership interests of Pelen. Pelen is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill. The total purchase price was $0.6 million, paid in stock and cash.

Non-mining Real Estate

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, and March 31, 2020, the Company entered into agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell the industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The agreements anticipate the transactions to close in the second quarter of 2020. On September 15, 2019, and effective September 25, 2019, the Company terminated prior agreements to sell the 98 acres and DTSS to another third party.

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

The Company is currently operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that could potentially result in delays to the Company's plans for developing our Dayton Resource, MCU’s plans for commencing mercury recovery testing, and Tonogold's plans for exploration drilling during the second quarter of 2020. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

Outlook

Our annual operating expenses, including other income and expenses and excluding depreciation, are planned at approximately $5.1 million, with approximately $2.3 million of that amount currently being reimbursed under the Tonogold Purchase Agreement, Lease-Option Agreement, and Mineral Exploration and Mining Lease Agreement, resulting in net operating expenses for 2020, excluding exploration spending, of $2.8 million. During the first quarter of 2020, the Company received approximately $0.75 million in expense reimbursements and $1.0 million in cash for prepaid reimbursements required under the Tonogold agreements and expects to receive another $0.35 million during the second quarter of 2020.

During the last nine months of 2020, and the first eight months of 2021, the Company expects to receive monthly interest payments of $54,750, starting in May, 2020, from Tonogold toward its purchase of 100% of the membership interest in Comstock Mining LLC, the entity that owns the Lucerne properties. As of March 31, 2020, Tonogold has earned 50% of the membership interest after making payments of over $6.1 million in cash and $6.1 million in CPS. The Company plans on monetizing a portion of the CPS during the second half of 2020, depending on price performance and liquidity.

During the first half of 2020, the Company expects to close on the agreed upon sale of certain non-mining assets located in Silver Springs, NV, to Sierra Springs Enterprises Inc., for total net proceeds of $10.1 million. The agreements were signed in September 2019, and amended on November 30, 2019, December 26, 2019, and March 31, 2020, with $0.4 million of non-refundable deposits made and released to the Company from escrow. The Company will use the remaining $9.7 million to extinguish the entirety of its outstanding Senior Secured Debenture obligation, principal and make-whole, of approximately $4.9 million, plus accrued interest of approximately $0.3 million.

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

For 2020, the Company’s plans include advancing the investment in and the commercialization of MCU’s mercury remediation processing technologies. The Company expects to close on the MCU transactions during the second and third quarters of 2020. Oro has nearly completed the manufacture of the 25 ton per hour mercury recovery plant and recently completed the critical “reverse-helix spiral concentrator” component of the system. The mercury remediation system includes a 200 gallon-per-minute dissolved air flotation (“DAF”) water treatment plant and a fully operational, mercury-specific metallurgical laboratory. The entire trailer-mounted system will be set up on the Company’s fully contained, double-lined processing area during the second quarter with the next equipment delivery to the processing site scheduled during May 2020.

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

MCU has agreed and plans to commence reclamation operations in the third quarter 2020, in the Philippines. MCU has signed a joint venture agreement with Clean Ore Solutions, a Philippine Company, for mercury extraction and remediation of Mount Diwalwal and the Naboc River, one of the most mercury polluted, gold mining regions in the world. This represents the first real international opportunity for large-scale mercury remediation and environmental reclamations, using MCU’s system, with the objective of establishing MCU as the global leader in large scale, mercury remediation projects.

Equity Raises

For the three months ended March 31, 2020, the Company issued 638,511 common shares through the 2019 Equity Agreement with Leviston Resources. Gross proceeds were approximately $0.24 million at an average share price of $0.38.

Following is a reconciliation of the common stock-based transactions as of March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares outstanding as of beginning of period	27,236,489	15,067,655
Shares issued for:
Equity issue agreements	638,511	1,090,400
Shares outstanding as of end of period	27,875,000	16,158,055

Comparative Financial Information

The Company had two operating segments as of March 31, 2020 and 2019: mining and real estate.

The comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2020	March 31, 2019	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	48,425	37,598	10,827

Costs applicable to mining revenue	125,893	505,393	(379,500)
Real estate operating costs	13,596	10,424	3,172
Exploration and mine development	136,721	225,867	(89,146)
Mine claims and costs	122,070	150,954	(28,884)
Environmental and reclamation	26,798	53,451	(26,653)
General and administrative	845,228	660,366	184,862
Total costs and expenses	1,270,306	1,606,455	(336,149)

Loss from operations	(1,221,881)	(1,568,857)	346,976
OTHER INCOME (EXPENSE)
Interest expense	(50,588)	(461,137)	410,549
Other income (expense)	(53,034)	194,929	(247,963)

NET LOSS	$(1,325,503)	$(1,835,065)	$509,562

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the three months ended March 31, 2020, and 2019, respectively.

Real estate revenues for the three months ended March 31, 2020 increased $10,827 as compared to the same period ended March 31, 2019, primarily related to the rentals of our metallurgical labs at the Company's processing site.

Real estate operating costs were essentially flat for the three months ended March 31, 2020, as compared to the same period ended March 31, 2019.

Costs applicable to mining revenue decreased by $0.4 million during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs decreased by $0.1 million during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, primarily due to higher Tonogold reimbursements in the 2020 period.

Mine claims and costs decreased slightly during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, primarily due to higher Tonogold reimbursements in the 2020 period.

Environmental and reclamation decreased slightly during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, primarily due to slightly higher Tonogold reimbursements in the 2020 period.

General and administrative expenses increased by $0.2 million during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, primarily due to higher consulting fees and marketing expenses.

Interest expenses decreased by $0.4 million during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, as a result of lower average debt balances from the pay-down on the Senior Secured Debentures in 2019, and interest reimbursements from Tonogold that began accruing on June 1, 2019, somewhat offset by an acceleration of discount and issuance costs recognized as a result of those pay-downs.
.
Other expense, net, increased by $0.2 million during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019, primarily driven by the fair value mark down of approximately $0.3 million for the relatively lower value in Tonogold convertible preferred stock in the 2020 period, somewhat offset by $0.1 million of income associated with the Pelen Make Whole contingency in the 2019 period.

Net loss was $1.3 million for the three months ended March 31, 2020, as compared to a net loss of $1.8 million for the three months ended March 31, 2019. The $0.5 million improvement in net loss is a result of $0.3 million of lower operating expenses $0.4 million of lower interest expense, offset by approximately $0.2 million increase in other expenses, net.

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

The Company has recurring net losses from operations and an accumulated deficit of $237.2 million as of March 31, 2020. For the three-month period ended March 31, 2020, the Company incurred a net loss of $1.3 million and used $0.2 million of cash in operations. As of March 31, 2020, the Company had cash and cash equivalents of $1.0 million. The Company also has long-term debt of $4.9 million that matures in January 2021, for which it does not currently have the ability to repay. Such condition raises substantial doubt regarding the Company’s ability to continue as a going concern.

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

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the sale of up to $50.0 million of the Company’s securities, from time to time, and used $4.8 million of that capacity thru March 31 2020, leaving an aggregate unused capacity of $45.2 million as of March 31, 2020. So long as the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates is less than $75 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to, is limited from being no more than one-third of the aggregate market value of the Company’s non-affiliated voting and non-voting common equity. On March 31, 2020, these limitations resulted in approximately $2.1 million of unrestricted, available S-3 Shelf capacity.

The Company was late in filing its quarterly report on Form 10-Q for the period ended March 31, 2019. The report was due to be filed on May 15, 2019, but was not filed until June 20, 2019. As a result, as of April 1, 2020, the Company is no longer permitted to issue securities pursuant to the S-3 Shelf until July 1, 2020, when the Company will once again be permitted to issue securities pursuant to the S-3 Shelf registration statement, assuming that the Company meets, timely, all other requirements of the Form S-3.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston with aggregate unused capacity of $0.2 million as of March 31, 2020.

On September 26, 2019, as amended November 30, 2019, December 26, 2019, and March 31, 2020, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV, including 98 acres of industrial land and senior water rights (the “98 acres”) for $6.5 million and 160 acres of commercial land contained with its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. As of March 31, 2020, the Company received $0.4 million in escrowed deposits for the purchase of these assets and expects the sales to close during the second quarter of 2020.

Net cash used in operating activities for the three months ended March 31, 2020, was $0.2 million as compared to net cash used in operating activities of $0.9 million for the comparable prior period. The Company's use of cash in the three months ended March 31, 2020, and 2019, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The decrease resulted from a lower net loss due to lower operating expenses and a higher net source of cash from working capital, primarily due to $1.1 million of accelerated reimbursements from Tonogold

Net cash provided by investing activities for the three months ended March 31, 2020, was $0.1 million, substantially all from $0.3 million of proceeds from deposits on sales of non-mining properties, the sale of the membership interest to Tonogold and from the sale of certain mineral rights, offset by $0.2 million for deposits made for investment in MCU. Net cash provided by investing activities for the three months ended March 31, 2019, was $1.6 million, primarily from $2.0 million in proceeds from Tonogold for deposits on the purchase of the membership interest, offset by $0.4 million in property purchases.

Net cash provided by financing activities for the three months ended March 31, 2020, was nil, primarily from net proceeds from the sale of common stock of $0.2 million, offset by principal payments on long term debt of approximately $0.2 million. Net cash used in financing activities for the three months ended March 31, 2019, was $0.8 million, primarily from net principal payments on long-term debt of $1.6 million, offset by proceeds from the sale of common stock of $0.8 million.

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

Critical Accounting Policies and Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of March 31, 2020, our internal control over financial reporting was effective based on those criteria.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15, occurred during the fiscal quarter ended March 31, 2020, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with the U.S. Department of Labor - Occupational Safety and Health Administration (“OSHA”) regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages as well as interest and legal fees and costs.  We believe that those terminations were appropriate and lawful and intend to vigorously defend the complaint.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019;

We are exposed to global health economic and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

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

Attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. Many countries around the world as well as the majority of the states in the United States have ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and massive unemployment is anticipated to result from business declines. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

Uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce demand for assets that we hold for sale and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices.

In the past several years, capital and credit markets have experienced volatility and disruption. Given the levels of market volatility and disruption, the availability of funds from those markets may diminish substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards, or altogether ceased to provide funding to borrowers. Due to these potential capital and credit market conditions, the Company cannot be certain that funding will be available in amounts or on terms acceptable to the Company.

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

10.1
Amended and Restated Membership Interest Purchase Agreement, dated March 20, 2020 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on March 25, 2020 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 20743365) and incorporated herein by reference)

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended March 31, 2020, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING, INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)