Form 10-Q
period 2020-06-30
Comstock Mining Inc.
filed 2020-08-14
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at August 10, 2020, was 32,333,863.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$968,211	$1,015,857
Assets held for sale, net (Note 2)	10,512,066	10,512,066
Prepaid expenses and other current assets (Note 3)	2,467,258	1,821,627
Total current assets	13,947,535	13,349,550

Mineral rights and properties, net (Note 4)	5,690,885	5,690,885
Properties, plant and equipment, net (Note 5)	7,651,495	7,935,021
Reclamation bond deposit	2,695,573	2,688,962
Retirement obligation asset (Note 6)	86,945	115,926
Investment in Tonogold shares (Note 19)	10,396,656	9,080,000
Investment in Pelen	602,500	—
Investment in Sierra Springs common shares	335,000	335,000
Contingent forward asset (Note 15)	2,646,334	—
Other assets	348,125	374,548

TOTAL ASSETS	$44,401,048	$39,569,892

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,088,889	$922,553
Accrued expenses and other liabilities (Note 7)	1,134,963	1,855,431
Deposits (Note 8)	1,762,790	318,384
Liabilities held for sale, net (Note 2)	1,019,705	1,019,705
Long-term debt– current portion (Note 9)	5,032,252	328,068
Total current liabilities	10,038,599	4,444,141

LONG-TERM LIABILITIES:
Long-term debt (Note 9)	186,421	5,084,006
Long-term reclamation liability (Note 10)	6,044,563	6,034,208
Other liabilities	496,692	514,977
Total long-term liabilities	6,727,676	11,633,191

Total liabilities	16,766,275	16,077,332

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 28,815,000 and 27,236,489 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19,190	18,139
Additional paid-in capital	262,198,924	259,095,152
Accumulated deficit	(234,877,498)	(235,890,272)

Total Comstock Mining Inc. stockholders' equity	27,340,616	23,223,019
Noncontrolling interest	294,157	269,541
Total equity	27,634,773	23,492,560

TOTAL LIABILITIES AND EQUITY	$44,401,048	$39,569,892

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	48,375	44,184	96,800	81,782
Total revenues	48,375	44,184	96,800	81,782

COSTS AND EXPENSES
Costs applicable to mining revenue	47,332	505,393	173,225	1,010,785
Real estate operating costs	15,320	12,288	28,916	22,711
Exploration and mine development	151,666	241,538	288,387	466,379
Mine claims and costs	122,069	136,901	244,139	287,855
Environmental and reclamation	30,972	(362,826)	57,770	(308,349)
General and administrative	891,953	964,268	1,737,181	1,624,634
Total costs and expenses	1,259,312	1,497,562	2,529,618	3,104,015

LOSS FROM OPERATIONS	(1,210,937)	(1,453,378)	(2,432,818)	(3,022,233)

OTHER INCOME (EXPENSE) (Note 17)
Change in estimated fair value of contingent forward asset	351,091	—	1,413,382	—
Interest expense	(91,656)	(181,907)	(142,244)	(643,045)
Other income (expense)	2,227,488	(442,459)	2,174,454	(247,531)
Total other income (expense), net	2,486,923	(624,366)	3,445,592	(890,576)

NET INCOME (LOSS)	1,275,986	(2,077,744)	1,012,774	(3,912,809)

Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMSTOCK MINING INC.	$1,275,986	$(2,077,744)	$1,012,774	$(3,912,809)

Basic income per common share:
Net income (loss) per share	$0.05	$(0.13)	$0.04	$(0.24)
Weighted average common shares outstanding	28,253,242	16,594,983	27,758,899	16,199,927

Diluted income per common share:
Net income (loss) per share	$0.05	$(0.13)	$0.04	$(0.24)
Weighted average common shares outstanding	28,264,472	16,594,983	27,764,514	16,199,927

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount		Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2019	—	$—		15,067,655	$50,175	$241,419,897	$(232,085,170)	$—	$9,384,902

Issuance of common stock	—	—		1,090,400	3,631	809,930	—	—	813,561
Common stock issuance costs	—	—		—	—	(85,093)	—	—	(85,093)
Net Loss	—	—	—	—	—	—	(1,835,065)	—	(1,835,065)
BALANCE - March 31, 2019	0	$—		16,158,055	$53,806	$242,144,734	$(233,920,235)	$—	$8,278,305

Issuance of common stock	—	—		941,945	3,137	921,621	—	—	924,758
Common stock issuance costs	—	—		—	—	(374,885)	—	—	(374,885)
Issuance of convertible preferred stock	1,274	1		—	—	1,514,999	—	—	1,515,000
Net Loss	—	—		—	—	—	(2,077,744)	—	(2,077,744)
BALANCE - June 30, 2019	1,274	$1		17,100,000	$56,943	$244,206,469	$(235,997,979)	$—	$8,265,434

	Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount		Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2020	—	$—		27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock	—	—		638,511	425	242,196	—	—	242,621
Common stock issuance costs	—	—		—	—	(50,070)	—	—	(50,070)
Initial value of contingent forward	—	—		—	—	1,232,952	—	—	1,232,952
Sale of membership interests in Comstock Mining, LLC	—	—		—	—	100,000	—	—	100,000
Net (Loss)	—	—		—	—	—	(263,212)	—	(263,212)
BALANCE - March 31, 2020	—	$—		27,875,000	$18,564	$260,620,230	$(236,153,484)	$269,541	$24,754,851

Investment in Mercury Clean Up LLC	—	—		625,000	416	314,271	—	—	314,687
Director compensation	—	—		315,000	210	176,190	—	—	176,400
Investment in Pelen LLC	—	—		—	—	585,000	—	—	585,000
Employee share-based compensation	—	—		—	—	27,849	—	—	27,849
Sale of membership interests in Comstock Mining, LLC	—	—		—	—	475,384	—	24,616	500,000
Net Income	—	—		—	—	—	1,275,986	—	1,275,986
BALANCE - June 30, 2020	—	$—		28,815,000	$19,190	$262,198,924	$(234,877,498)	$294,157	$27,634,773

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$1,012,774	$(3,912,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	315,670	1,173,861
(Reduction) accretion of reclamation liability	10,355	(398,598)
Gain on sale of properties, plant, and equipment	(100,000)	(3,125)
Amortization of debt discounts and issuance costs	78,586	130,373
Net loss on early retirement of long-term debt	5,163	176,639
Payment-in-kind interest expense	—	470,246
Share-based compensation cost	204,249	—
Change in make-whole liabilities	(162,711)	(100,216)
Preferred shares issuance expense	—	432,000
Realized gain on sale of Tonogold common shares	(23,740)	—
Unrealized gain - Tonogold shares	(1,335,929)	—
Change in estimated fair value of contingent forward asset	(1,413,382)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(213,664)	(77,699)
Accounts payable	166,336	197,131
Accrued expenses and other liabilities	(269,336)	263,483
Deposits	1,344,405	—
NET CASH USED IN OPERATING ACTIVITIES	(381,224)	(1,648,714)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	276	217
Proceeds from sale of mineral rights and properties, plant, and equipment	100,000	3,125
Proceeds from deposits on Membership Interest Purchase Agreement	600,000	3,050,000
Proceeds from deposits on the sale of non-mining assets to Sierra Springs	100,000	—
Proceeds from sale of Tonogold common shares	43,013	—
Purchase of mineral rights, mining leases and properties, plant and equipment	(11,000)	(1,085,000)
Deposits for Mercury Clean Up investment	(250,000)	—
Advance to Sierra Springs Opportunity Fund, Inc.	(140,000)	—
Investment in Pelen LLC	(17,500)	—
Change in reclamation bond deposit	(6,611)	(46,667)
NET CASH PROVIDED BY INVESTING ACTIVITIES	418,178	1,921,675
FINANCING ACTIVITIES:
Principal payments on long-term debt	(277,151)	(1,903,334)
Proceeds from the issuance of common stock	242,621	1,489,029
Common stock issuance costs	(50,070)	(210,688)
NET CASH USED IN FINANCING ACTIVITIES	(84,600)	(624,993)
DECREASE IN CASH AND CASH EQUIVALENTS	(47,646)	(352,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,015,857	488,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$968,211	$136,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$280,831	$55,588

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash operating, investing and financing activities:
Issuance of common shares for MCU make whole liability	$314,687	$—
Issuance of common shares to purchase Pelen LLC membership interest	$585,000	$—
Advance payment of Membership Interest Purchase Agreement (Note 19)	$—	$4,995,000
Common stock issuance costs	$—	$250,000
Transfer of mineral rights and properties to assets held for sale	$—	$1,539,197
Issuance of preferred shares	$—	$1,083,000
Preferred share receivable	$—	$1,083,000

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation and Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States ("GAAP"): Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration & Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, and Downtown Silver Springs LLC ("DTSS"), and its 45.43 percent membership interest in Comstock Mining LLC (collectively "Comstock", the "Company", "we", "our" or "us"). Inter-company transactions and balances have been eliminated.

Operating results for the three and six-month period ended June 30, 2020, may not be indicative of the results expected for the full year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Going Concern

The condensed consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned sales of Tonogold securities, and proceeds from the planned sale of Lucerne mineral properties and non-mining assets, primarily located in Silver Springs, NV.

The Company has recurring net losses from operations and an accumulated deficit of $234.9 million as of June 30, 2020. For the six months ended June 30, 2020, the Company generated net income of $1.0 million and used $0.4 million of cash in operations. As of June 30, 2020, the Company had cash and cash equivalents of $1.0 million. The Company also has a debt obligation of $4.8 million that matures in December 2020, for which it does not currently have the ability to repay. Such condition raises substantial doubt regarding the Company’s ability to continue as a going concern.

The Company intends to finance its operations over the next twelve months through its existing cash, proceeds from the planned sale of its Lucerne mineral properties, non-mining assets in Silver Springs, NV, and Tonogold securities, and the sale of common stock through its existing equity agreements to issue securities. These plans are outside of the control of management, and therefore, substantial doubt exists about the Company’s ability to continue as a going concern through 12 months from the issuance date of the condensed consolidated financial statements.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $0.3 million, as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”), and the rules promulgated thereunder. The amounts received were all used for payroll costs and the Company expects all of the proceeds received to be forgiven.

On July 9, 2020, the Company entered into a common stock purchase agreement with Triton Funds L.P., (“Triton”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Triton with aggregate unused capacity of $1.25 million. On July 22, 2020, the Company issued 2,040,483 common shares to Triton for net proceeds of $1.25 million, at a price of $0.61 per common share.

On July 13, 2020, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, to Leviston, and paid 5% fee by issuing 173,611 restricted common shares. From July 13, 2020, through July 31, 2020, the Company raised $0.65 million by issuing 1,029,741 common shares at a price of $0.63 per common share. As of July 31, 2020, the Leviston Equity Agreement has an aggregate unused capacity of $1.9 million.

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

During June 2020, the Company advanced SSOF $0.1 million for deposits and payments on land purchases in Silver Springs, NV. The Company advanced an additional $0.3 million on July 1, 2020. The funds will be repaid in addition to the approximately $10 million in expected proceeds during the third quarter of 2020, from the sale of the Company’s non-mining assets, located in Silver Springs, NV, to the wholly owned subsidiary of SSOF, called Sierra Springs Enterprises, Inc (“SSE”).

The Company’s chief executive officer is the president and a director of SSOF and an executive of SSE.

In conjunction with its investment in SSOF, the Company evaluated whether consolidation is required according to Accounting Standards Codification ("ASC") 810, Consolidation. As SSOF is a legal entity, does not meet any scope exceptions, the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk, the Company concluded SSOF is a variable interest entity (“VIE”.) However, the Company has concluded it does not meet the power threshold even though the Company’s chief executive officer is an executive of SSOF as no one individual has unilateral control over significant decisions of SSOF and consent is required from other current investors.

Comstock’s $0.3 million investment in SSOF is recorded in the consolidated balance sheets at June 30, 2020, and December 31, 2019, in Investments. The Company’s advance of $0.1 million is recorded in the consolidated balance sheets at June 30, 2020, in Other Current Assets. Comstock’s maximum exposure to loss as a result of its involvement with SSE at June 30, 2020, is limited to the total of its current investment in and advance to SSOF. The investment is held at cost and fair value was not estimated as there were no identified events or changes in circumstances that might have had a significant adverse effect on the fair value of the investment. Management concluded it was impractical to estimate fair value due to the fund being in the early stages.

Comprehensive Income (Loss)

The only component of comprehensive income (loss) for the three and six-month periods ended June 30, 2020, and 2019 was our net income (loss).

Reverse Stock Split

Effective November 28, 2019, the Company completed a 5-for-1 reverse stock split of its authorized and outstanding common stock, as approved by its Board of Directors. All common shares and per share amounts set forth herein give effect to this reverse stock split.

Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive.

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

Equity Investments

Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Investment in Pelen on the Condensed Consolidated Balance Sheet. Under this method of accounting, our share of the net earnings or losses of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Recently Issued Accounting Pronouncements

In January 2020, the FASB issued Accounting Standards Update No. 2020-01 (“ASU 2020-01”), Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815. ASU 2020-01 makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

COVID-19

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans that have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental and central bank interventions. On August 3, 2020, Nevada's governor unveiled a new long-term mitigation strategy for the State of Nevada to help provide predictability and stability moving forward. The plan was developed recognizing the State of Nevada and the nation are still in response mode to the COVID-19 pandemic and will be for the foreseeable future. The Governor's guidance for the mining industry includes limiting gatherings to no more than 10 people, maintaining social distancing protocols where 10 or less are gathered, limiting travel, and working remotely when possible.

The Company is operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that have already resulted in delays of MCU’s plans for commencing mercury recovery testing and Tonogold's plans for exploration drilling during the third quarter of 2020. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

2. Assets and Liabilities Held for Sale

The Company has committed to a plan to sell certain land, buildings, and water rights ("the Non-mining assets"). In January 2019, the Company also committed to a plan to sell certain mining properties. As of both June 30, 2020, and December 31, 2019, the Company has assets with a net book value of $10.5 million, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the debenture described in Note 9.

Assets held for sale include:

	June 30, 2020	December 31, 2019
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Daney Ranch (Land and buildings)	2,146,575	2,146,575
Lucerne Mine (Mineral rights and properties) (Note 19)	1,539,197	1,539,197
Lucerne Properties (Reclamation asset, net)	19,590	19,590
Gold Hill Hotel (Land and buildings)	478,366	478,366
Total assets held for sale	$10,512,066	$10,512,066

Liabilities held for sale include:

	June 30, 2020	December 31, 2019
Lucerne Properties (Reclamation liabilities)	$1,019,705	$1,019,705
Total liabilities held for sale	$1,019,705	$1,019,705

Non-mining Assets Held for Sale - Silver Springs, NV

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, and June 30, 2020, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The carrying value of the 160 acres of commercial land and DTSS membership rights was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019. As of June 30, 2020, the Company received $0.4 million in escrowed deposits for the purchase of these assets and expects the sales to close during the third quarter of 2020.

Non-mining Assets Held for Sale - Dayton and Gold Hill, NV

The Company owns a 225 acre residential property (the “Daney Ranch) along Highway 50 in Dayton, NV, listed for sale, in two components, for a total of $3.7 million and a historic, operating hotel (the “Gold Hill Hotel”) including 19 leasable rooms, 4 cottages, a bar and a restaurant listed for sale for $1.5 million.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
Land and property deposits	$10,100	$10,100
Deposit for Mercury Clean Up	1,751,050	1,501,050
Surety bond and insurance	169,043	110,558
Advance to Sierra Springs Opportunity Fund	140,000	—
Permit bond	100,000	—
Investor relations subscription	39,694	—
Other	257,371	199,919
Total prepaid expenses and other current assets	$2,467,258	$1,821,627

4. Mineral Rights and Properties, Net

Mineral rights and properties consisted of the following:

	June 30, 2020	December 31, 2019
Dayton resource area	$2,932,226	$2,932,226
Occidental area	1,002,172	1,002,172
Spring Valley area	810,000	810,000
Oest area	260,707	260,707
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$5,690,885	$5,690,885

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

On May 5, 2020, the Company renewed the lease with Fred Garrett et al for one patented mining claim located in Storey County, Nevada. The new terms provide for a five-year Exploration Term followed by a fifteen-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 180 days. The lease fee is $250 per month, increasing to $1,000 per month when all permits for placing the property into production have been obtained.

On May 21, 2020, the Company exercised its option with New Daney Company, Inc. ("New Daney") to purchase seven unpatented lode mining claims located in Spring Valley, south of our Dayton resource area. These claims have been leased from New Daney since 2010. The claims are being purchased for a total of $100,000, inclusive of a 3% royalty. The Company paid $10,000 upon signing, and $1,000 on June 4, 2020. Additional payments of $1,000 per month will be made, with a final $85,000 at closing, on or before November 26, 2020. Until closing, these payments are shown on the balance sheet in prepaid expenses and other current assets.

On July 9, 2020, the Company amended the lease with Renegade Mineral Holdings for 26 unpatented mining claims in the area of our Occidental exploration target. Under the terms of the amendment, the Additional Term was lengthened to ten years, and an optional ten-year Second Additional Term was added, which would extend the lease through September 30, 2029. The lease payment will increase to $3,000 per quarter in the Second Additional Term. The work commitment was increased to $250,000 by September 30, 2021 and a cumulative $500,000 by September 30, 2023.

5. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Land and building	$9,140,805	$9,140,805
Vehicle and equipment	2,267,916	2,267,916
Processing and laboratory	21,113,177	21,113,177
Furniture and fixtures	549,860	549,860
	33,071,758	33,071,758
Less accumulated depreciation	(25,420,263)	(25,136,737)
Total properties, plant and equipment	$7,651,495	$7,935,021

During the three and six-month periods ended June 30, 2020, the Company recognized depreciation expense of $0.1 million and $0.3 million, respectively. During the three and six month periods ended June 30, 2019, the Company recognized depreciation expense of $0.7 million and $1.1 million, respectively.

6. Retirement Obligation Asset

Following is a reconciliation of the aggregate retirement obligation asset associated with our mining reclamation plans:

	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Retirement obligation asset — beginning of period	$115,926	$203,274
Additional obligations incurred	—	—
Amounts reclassified to assets held for sale	—	(19,590)
Amortization of retirement obligation asset	(28,981)	(67,758)
Retirement obligation asset — end of period	$86,945	$115,926

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued make-whole for Mercury Clean Up LLC (Note 18)	$—	$452,740
Accrued interest expense	252,059	264,268
Accrued insurance liabilities	41,288	—
Accrued Northern Comstock Joint Venture	407,083	180,833
Accrued payroll costs	144,450	165,543
Accrued make-whole for Pelen LLC (Note 18)	—	222,602
Accrued Board of Directors fees	90,000	120,000
Accrued vendor liabilities	140,604	309,515
Other accrued expenses	59,479	139,930
Total accrued expenses and other liabilities	$1,134,963	$1,855,431

The accrued expense for the Northern Comstock Joint Venture represents the difference in timing of expense recognition and required and actual monthly payments to Northern Comstock LLC.

8. Deposits

Deposits consisted of the following:

	June 30, 2020	December 31, 2019
Deposits toward sale of non-mining assets	$410,100	$310,100
Prepaid Tonogold expense reimbursements	1,071,732	—
Prepayment of placement proceeds	205,000	—
Paycheck Protection Program grant	67,624	—
Lease income	8,334	8,284
Total deposits	$1,762,790	$318,384

9. Long-Term Debt

Long-term debt consisted of the following:

Note Description	June 30, 2020	December 31, 2019
Senior Secured Debenture (GF Comstock 2) - 11% interest, due Dec 2020.	$4,756,901	$4,929,277
Note Payable (Caterpillar Financial Services) - 5.75% interest.	541,116	645,891
Total debt	5,298,017	5,575,168
Less: long-term debt discounts and issuance costs	(79,344)	(163,094)
Total debt, net of discounts and issuance costs	5,218,673	5,412,074
Less: current maturities	(5,032,252)	(328,068)
Long-term debt, net of discounts and issuance costs	$186,421	$5,084,006

Debt Obligations

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due January 13, 2021, in an aggregate principal amount of $10,723,000. Interest is payable semi-annually. The Debenture is collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of its subsidiaries. The use of proceeds included refinancing substantially all of the Company’s obligations, except the amount due to Caterpillar Finance. The Debenture was issued at a discount of approximately $568,000 and the Company incurred issuance costs of approximately $528,000. The Debenture required an additional "Make Whole" obligation totaling approximately $688,000 if paid any time prior to or at maturity. At June 30, 2020, the remaining balance on the Make Whole obligation was $232,070. The Debenture requires acceleration of payment of accrued interest, principal, and the related Make Whole obligation from all net proceeds received upon the sale of any of the assets of the Company.

Hard Rock Nevada Inc., an employee owned entity, and another related party who is a significant shareholder of the Company, participated in this financing. A director of the Company is a manager and member of the general partner of GF Capital 2 LP.

The Company applied for and received a Paycheck Protection Program grant (“PPP”) in the amount of $261,170. On May 8, 2020, GF Comstock 2 LP executed an amendment acknowledging and waiving any event of default arising from or related to the PPP. The amendment also changes the maturity date of the debenture to December 25, 2020, from January 13, 2021, representing a maturity acceleration of 19 days. All other terms and conditions related to the debenture remain unchanged. Unamortized loan fees and costs associated are amortized over the term of the modified loan term using the interest method.

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation (“CAT”) relating to certain finance and lease agreements (the “CAT Agreement”). Under the terms of the CAT Agreement, the obligations to CAT bear interest at 5.7% and will be paid off on a monthly payment schedule of $29,570 per month.

On June 29, 2020, Comstock entered into a modification of the CAT agreement allowing for four months of deferred payments with no extension of terms beginning with the May 1, 2020, payment and extending through the August 1, 2020, payment. Interest payable for the four deferred payments is added to principal after which monthly payment amounts are increased to $37,817 per month beginning with the September 1, 2020 payment. The interest rate and maturity date remain unchanged at 5.7% and November 1, 2021, respectively.

10. Long-Term Reclamation Liability

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Long-term reclamation liability — beginning of period	$6,034,208	$7,441,091
Reduction of obligation	—	(410,018)
Amount reclassified to liabilities held for sale	—	(1,019,705)
Accretion of reclamation liability	10,355	22,840
Long-term reclamation liability — end of period	$6,044,563	$6,034,208

Reclamation Liability Reduction by NDEP

On April 30, 2019, the Company was notified by the Nevada Division of Environmental Protection ("NDEP") that the Company's successful reclamation of parts of the Lucerne mine area had reduced the Lucerne project reclamation cost estimate with an updated reclamation bond requirement of $6.8 million. Our total reclamation liability also includes cost estimates for our Dayton project and enhanced reclamation obligations in Storey County, NV.

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

For the three and six-month periods ended June 30, 2020, the fixed operating lease expense was $2,250 and $4,500 with 8.3 years remaining.

Supplemental information related to the Company's operating lease, for the six months ended June 30, 2020, follows:

Cash paid for amounts included in the measurement of lease liabilities	$4,500
Right-of-use assets obtained in exchange for operating lease obligations	$1,978

The Company has the following lease balances recorded in the condensed consolidated balance sheet as follows:

Lease Assets and Liabilities	Classification	June 30, 2020
Operating lease right-of-use asset	Other assets	$53,353

Operating lease liability - current	Accrued expenses and other liabilities	$3,310
Operating lease liability - long-term	Other liabilities	51,691
Total operating lease liabilities		$55,001

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2020	$4,550
2021	9,350
2022	9,650
2023	9,950
2024	10,250
Thereafter	42,050
Total operating lease payments	85,800
Less: Imputed interest	30,799
Present value of lease liabilities	$55,001

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

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020.  The appellate briefing was completed with the filing of CRA’s Reply Brief on May 8, 2020.  To date, the Nevada Supreme Court has taken no action.

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

13. Equity

Equity Offering Program

In October 2019, the Company entered into a new equity purchase agreement, (the “2019 Sales Agreement”), with Leviston Resources LLC (“Leviston”), to sell up to $1.25 million in shares of the Company’s common stock from time to time at the Company’s option. Pursuant to the 2019 Sales Agreement, the Company agreed to deliver additional shares of common stock with a value of 5% of the aggregate offering price to Leviston as a commitment fee. As of June 30, 2020, the Company has issued shares with an aggregate sales price of $1.0 million under the 2019 Sales Agreement. The Company issued 284,852 shares in commitment fees to Leviston in 2019.

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

Effective August 2018, the Company entered into an equity sales agreement with Leviston Resources LLC (the "2018 Sales Agreement") for the sale of up to $2.25 million of the Company's common stock. Through June 30, 2019, the Company had issued 2,327,400 common shares at an average price of $0.74 per share, totaling $1.7 million under the 2018 Sales Agreement. Final proceeds from the 2018 Sales Agreement were received in February 2019, and the 2018 Sales Agreement was terminated.

Following is a reconciliation of the common stock transactions under the 2019 Sales Agreement and the 2018 Sales Agreement for six months ended June 30, 2020, and 2019, respectively:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Number of shares sold	638,511	2,032,345

Gross cash proceeds	$242,621	$1,738,319
Fees	50,070	459,978
Net proceeds	$192,551	$1,278,341

Average price per share	$0.38	$0.86

Share-Based Compensation

On May 28, 2020, Comstock’s board of directors resolved to grant certain share-based compensation payable to the board of directors, in lieu of cash, in consideration of certain past and current service to the Company and also resolved to grant certain share-based compensation to members of management, including the chief executive officer and other key employees of the company, in consideration of service to the Company. These share-based payments are granted under the previously approved 2011 Equity Compensation Plan. The grant date for both the shares and the options is May 28, 2020.

Board members were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 shares. The fair value of common shares issued to board members is $0.56 per share, based on the closing price of Comstock Mining common shares (NYSE: LODE) on May 28, 2020. Compensation cost totaling $176,400 is recorded as a general and administrative expense in the condensed consolidated statements of operations in the three and six months ended June 30, 2020.

Employees were granted 138,800 options to acquire common shares with an exercise price equal to the closing sales price on the date of the grant, or $0.56 per share, and expiring on the second anniversary date of the grant. Fair value of stock options was calculated using a Black-Scholes model with the following inputs: stock price on the grant date and exercise price - $0.56 per share; expected term - 1 year; annualized risk-free rate - 0.17%; and, annualized volatility - 92.91%. Based on these inputs, the fair-value option price is $0.20 per share. Compensation cost for the options issued totaled $27,849 and is recorded in the statements of operations for the three and six months ended June 30, 2020. No options were exercised at June 30, 2020.

14. Net Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options were exercised.

The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Comstock Mining Inc.	$1,275,986	$(2,077,744)	$1,012,774	$(3,912,809)

Denominator:
Basic and diluted weighted average shares outstanding	28,253,242	16,594,983	27,758,899	16,199,927
Incremental shares	11,231	—	5,615	—
Diluted weighted average shares outstanding	28,264,472	16,594,983	27,764,514	16,199,927

Net income (loss) per common share:
Basic EPS	$0.05	$(0.13)	$0.04	$(0.24)
Diluted EPS	$0.05	$(0.13)	$0.04	$(0.24)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets at June 30, 2020, measured at fair value on a recurring basis:

		Fair Value Measurements at
		June 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 19)	$7,935,000	$—	$—	$7,935,000
Common shares of Tonogold (Note 19)	2,461,656	2,461,656	—	—
Contingent forward asset	2,646,334	—	—	2,646,334
Total Assets	$13,042,990	$2,461,656	$—	$10,581,334

The following table presents our assets and liabilities at December 31, 2019, measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 19)	$9,080,000	$—	$—	$9,080,000
Total Assets	$9,080,000	$—	$—	$9,080,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 18)	$222,602	$—	$222,602	$—
Accrued make-whole for Mercury Clean Up LLC (Note 18)	452,740	—	452,740	—
Total Liabilities	$675,342	$—	$675,342	$—

The following tables provide reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$11,090,243	$—	$9,080,000	$—
Total gains or losses recognized in earnings	591,091	—	1,368,382	—
Additions		4,995,000	1,232,952	4,995,000
Transfers to Level 1	(1,100,000)	—	(1,100,000)	—
Ending balance	$10,581,334	$4,995,000	$10,581,334	$4,995,000

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible preferred shares of Tonogold - The value of the Tonogold convertible preferred shares (CPS) is based on a Monte Carlo model with various inputs that include the Tonogold common share price of $0.41, volatility of 98%, risk-free rate of 0.18%, cost of debt of 14.44%, private placement conversion price ceiling of $0.18, redemption probability of 50%, and illiquidity discount of 5% - 15%. The convertible preferred shares are classified within Level 3 of the valuation hierarchy.

The CPS was convertible into Tonogold common stock on May 22, 2020, at the lowest of (1) $0.18 per share, or (2) 85% of Tonogold’s 20-day volume-weighted closing price prior to conversion. Under U.S. GAAP, the Company has the irrevocable option to elect to report certain financial assets and liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings. This option was elected for the treatment of the CPS received on May 31, 2019 ($3.92 million), August 30, 2019 ($0.83 million), October 14, 2019 ($0.75 million), December 19, 2019 ($0.50 million), and December 30, 2019 ($0.10 million). The Company recorded the receipt of the CPS at a fair value of $7.6 million when received and recorded an additional $0.3 million in other income and $0.1 million in other expense, for the changes in fair market value, for the three months and six months ended June 30, 2020, respectively.

Common shares of Tonogold - On May 22, 2020, the Company converted $1.1 million of CPS (that is, 1,100 Tonogold preferred shares) into 6,111,111 Tonogold common shares. The fair value of the common shares (OTC: TNGL) is based on the $0.41 closing stock price on June 30, 2020.

Contingent forward - On March 20, 2020, Tonogold issued a senior secured convertible note with a principal amount of $5.475 million to the Company reflecting Tonogold’s intent to purchase additional membership interest in Comstock Mining LLC in the future at a specified price (the “Contingent Forward”.) The Contingent Forward includes the following features: 1) conversion feature allowing Comstock, at the Company’s sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock, to redeem the note in cash at a 125 percent premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118 percent premium; and 4) a payment modification included in the Contingent Forward. The value of the Contingent Forward is based on a Monte Carlo model with various inputs. These inputs include the Tonogold common share price of $0.41, volatility of 94.0%, risk-free rate of 0.16%, cost of debt of 14.44%, required conversion premium of 30.0%, probability of prepayment of 5%, probability of change in control of 5% and probability of default of 29%. Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended March 31, 2020, the Company determined the initial fair value of the Contingent Forward was $1.2 million rather than zero, and should have been recorded with a corresponding increase to additional paid in capital, as the transaction is deemed to be between related parties given the common ownership in CML. Additionally, the Company determined there was a $1.1 million change in fair value of the Contingent Forward for the period ended March 31, 2020 that should have been recorded. As a result, the accompanying condensed consolidated statement of changes in equity for the period ended March 31, 2020 has been corrected from amounts previously reported for this matter. The Company recorded an additional $0.4 million in other income for changes in the fair market value for the three months ended June 30, 2020.

Accrued make-whole for Pelen - The accrued make-whole is valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the volume-weighted price per share for five consecutive trading days preceding the date of determination of  $0.47 at December 31, 2019, as compared to the remaining aggregate proceeds due. Because the inputs are observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy. In April 2020, the Company purchased the membership interest in Pelen LLC, settling all amounts due.

Accrued make-whole for MCU - During the second quarter of 2020, MCU sold 900,000 Comstock shares for net proceeds of $465,127, reducing the remaining make-whole liability to $384,873 as of May 26, 2020. On May 15, 2020, the Company issued an additional 625,000 shares to MCU. The accrued make-whole is zero at June 30, 2020 because the value of Comstock shares held by MCU at the Company's closing stock price of $0.95 exceeds the remaining liability. The inputs are observable and market-based, so the instrument is classified within Level 2 of the valuation hierarchy.

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At June 30, 2020, and December 31, 2019, the fair value of long-term debt approximated $5.2 million and $5.1 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Mining	$—	$—	$—	$—
Real estate	48,375	44,184	96,800	81,782
Total revenue	48,375	44,184	96,800	81,782

Costs and Expenses
Mining	(1,243,992)	(1,485,274)	(2,500,702)	(3,081,304)
Real estate	(15,320)	(12,288)	(28,916)	(22,711)
Total costs and expenses	(1,259,312)	(1,497,562)	(2,529,618)	(3,104,015)

Operating Income (Loss)
Mining	(1,243,992)	(1,485,274)	(2,500,702)	(3,081,304)
Real estate	33,055	31,896	67,884	59,071
Total loss from operations	(1,210,937)	(1,453,378)	(2,432,818)	(3,022,233)

Change in estimated fair value of contingent forward	351,091	—	1,413,382	—
Interest expense	(91,656)	(181,907)	(142,244)	(643,045)
Other income (expense) (Note 17)	2,227,488	(442,459)	2,174,454	(247,531)
Net income (loss)	$1,275,986	$(2,077,744)	$1,012,774	$(3,912,809)

Capital Expenditures
Mining	$11,000	$—	$11,000	$—
Real estate	—	720,000	—	1,085,000
Total capital expenditures	$11,000	$720,000	$11,000	$1,085,000

Depreciation, Amortization, and Depletion
Mining	$110,268	$584,475	$303,751	$1,168,931
Real estate	5,960	2,465	11,919	4,930
Total depreciation, amortization, and depletion	$116,228	$586,940	$315,670	$1,173,861

	As of June 30,	As of December 31,
	2020	2019
Assets
Mining	$34,902,878	$30,106,865
Real estate	9,498,170	9,463,027
Total assets	$44,401,048	$39,569,892

17. Other Income and Expense

Other income (expense) net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in estimated fair value of contingent forward	$351,091	$—	$1,413,382	$—
Interest expense	(91,656)	(181,907)	(142,244)	(643,045)

Interest income	179,558	13,239	186,026	62,275
Mining lease income	10,000	—	20,000	—
Unrealized gain on Tonogold shares	1,620,929	—	1,335,929	—
Realized gain on sale of Tonogold shares	23,740	—	23,740	—
Preferred shares issuance cost	—	(432,000)	—	(432,000)
Make whole obligations	198,487	(34,946)	162,711	100,216
Recognition of PPP proceeds	193,546	—	193,546	—
Gain on sale of assets and mining claims	—	6,250	100,000	6,250
Reimbursement from Tonogold	—	—	150,000	—
All other	1,228	4,998	2,502	15,728
Total other income (expense)	2,227,488	(442,459)	2,174,454	(247,531)
Total other income (expense), net	$2,486,923	$(624,366)	$3,445,592	$(890,576)

18. Acquisition Agreements

Mercury Clean Up LLC

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up LLC (“MCU”). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

On July 18, 2019, the Company issued 900,000 shares of restricted common stock to fund $751,050 of the MCU acquisition, that were subsequently liquidated for approximately $0.5 million. On May 15, 2020, the Company issued MCU an additional 625,000 of restricted common stock to fund the difference between proceeds received and the required $0.85 million. The Company has also paid MCU a total of $0.90 million in cash as of June 30, 2020. The contract requires additional payments totaling $0.25 million during the third quarter of 2020 and expects to close the MCU transactions in the third quarter of 2020.

The Company and MCU are evaluating numerous Comstock locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU will receive the mercury remediation and recovery system at the Company’s American Flat facility during the third quarter of 2020. The goal of the pilot is to process approximately two to twenty-five tons of tailings and sediment per hour, and thoroughly test and confirm the technical and commercial viability of the system and its processes.

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

The Company entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein MCU and Comstock have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”); where Comstock and MCU intend to form a new entity to engage profitably in the Philippine Opportunity. The

Company made a cash investment of $0.1 million and committed a total of $2 million equity investment in MCU and a joint venture with MCU, and up to an additional $1 million in secured loans. The Company investments, when completed, will result in the full 25% interest in MCU and direct 50% joint venture participations in both the Philippine and Comstock Lode mercury remediation project opportunities.

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

On April 24, 2020, the Company completed the acquisition of 25% of the total membership interests of Pelen, which is accounted for as an equity method investment. The total purchase price was $0.6 million, paid in stock and cash.

Downtown Silver Springs, LLC

The Company entered into an agreement to purchase 100% of the membership interests of Downtown Silver Springs, LLC ("DTSS") on May 30, 2018, as amended. DTSS held a contract to purchase approximately 160 acres of centrally located land in Silver Springs, Nevada. DTSS has no other assets, operations or employees.

On December 9, 2019, the Company purchased the membership interest in DTSS, including 160 acres of centrally located land in Silver Springs, Nevada, and related approvals for a commercial downtown development. The DTSS acquisition was accounted for as an asset acquisition as DTSS did not meet the definition of a business. The Company paid total consideration of $4.1 million, consisting of (1) $3.1 million cash payments toward the purchase price of the land parcel, (2) $0.5 million in interest and closing costs and, (3) $0.5 million cash payments to the former holders of DTSS, for the entity and related development approvals.

On September 26, 2019, DTSS entered into an agreement to sell the land parcel to Sierra Springs Enterprises, Inc. (“SSE”), as amended on November 30, 2019, December 26, 2019, January 29, 2020, March 31, 2020, and June 30, 2020, for $3.6 million. Accordingly, the land is classified as an asset held for sale on the consolidated balance sheets at June 30, 2020 and December 31, 2019, and the carrying value of the land was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019.

As of June 30, 2020, the Company has received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the 160 acres of commercial lands and membership interests in DTSS, along with the 98 acres of industrial land and senior water rights in Silver Springs. The transactions are expected to close during the third quarter of 2020.

19. Sale, Option and Lease Agreements with Tonogold Resources Inc. ("Tonogold")

There are three agreements between the Company and Tonogold: the Membership Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for the Company's American Flat processing facility.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as amended and restated on March 20, 2020, to sell its interests in Comstock Mining LLC (“CML”), its wholly-owned subsidiary whose sole net assets are the Lucerne properties and related permits, to Tonogold (the “Membership Purchase Agreement”), with the initial closing occurring on November 18, 2019.

At the initial closing, Tonogold received 50% of the membership interests of CML, in exchange for the cash and CPS considerations paid to date. The Company retains all management control and authority over CML until Tonogold has made all remaining payments in full. Accordingly, Tonogold’s membership interest in CML is accounted for as a noncontrolling interest in the consolidated balance sheets. The Company has recorded the fair value received from Tonogold in excess of the non-controlling interest as additional paid in capital.

For the six months ended June 30, 2020, the Company received an additional $0.6 million in cash payments, bringing the total cash consideration received to date to $6.525 million and the total stock consideration received to date to $6.1 million, in the form of Tonogold Convertible Preferred Stock ("CPS"). The CPS became convertible into Tonogold common shares on May 22, 2020. The conversion price for the CPS will be the lower of (1) 85% of the 20-day volume weighted closing price or (2) 0.18. Tonogold can redeem the CPS at any time prior to conversion, at a redemption price 120% of the face value of the CPS. On May 22, 2020, the Company exchanged $1.1 million of CPS for 6,111,111 common shares (at $0.18 per common share). The Company made its first sale of Tonogold common stock on June 19, 2020, and had sold 107,071 shares for net proceeds of $43,013 by June 30, 2020.

Tonogold guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% Net Smelter Returns ("NSR") royalty on the Lucerne properties.

On March 20, 2020 the Company and Tonogold restated the Membership Purchase Agreement to secure the remaining cash consideration with a 12% secured convertible note with an initial principal balance of $5.475 million (the "Note"). The Note is initially secured by the membership interests held by Tonogold, and will be secured by all of CML's assets after the Company's debenture has been paid in full and the related liens released. Interest on the Note is payable on the first business day of each month, with a $1.0 million payment of principal due on or before October 15, 2020, and the remaining principal due at maturity on September 20, 2021. The Note is convertible into common shares of Tonogold, at the Company's sole option, at a conversion price equal to the lower of (1) 85% of the twenty (20) consecutive trading day volume weighted average price of Tonogold common stock or (2) an applicable price stepping from an initial $0.18 to $0.40 at the maturity date.

On June 23, 2020, Tonogold made a payment of $0.5 million, originally due on or before October 15, 2020, toward the principal of the Note, increasing their membership interest ownership to 54.57%. Membership interest will be delivered proportionately to additional cash payments toward principal that are received. In a letter agreement dated June 30, 2020, the Company agreed to reduce the amount of the principal payment due on October 15, 2020, by $0.1 million. Interest will not accrue with respect to the $0.1 million principal reduction from June 30, 2020. Tonogold also agreed to pay up to an additional $0.3 million toward the reimbursement of additional expenses associated with certain mining properties.

The remaining of $4.875 million of required cash consideration, after an incentivizing discount of $0.1 million for an early payment of $0.5 million in June 2020, is secured by a 12% Note (the "Note"), with interest payable monthly. In evaluating the accounting for the Note, the Company determined that although the Note represents legal form debt, it should be evaluated and accounted for based on the substance of the arrangement rather than its legal form. The Company concluded that the Note represents a contingent forward for the Company’s right to sell its membership interests in CML to Tonogold at a future date in exchange for consideration, cash or common stock of Tonogold if certain options are elected (the “Contingent Forward”). The Company accounts for the Contingent Forward at fair value because the Contingent Forward does not meet the requirements in ASC 815-40 to be accounted for in equity. The Company recorded the initial fair value of the Contingent Forward in additional paid in capital since Tonogold, as a related party, owns 50% of the membership interests of CML as a capital contribution.

As a result, the Company has corrected the accounting for the initial fair value of the contingent forward of $1.2 million by recording the asset with a corresponding increase to Additional paid-in capital. All subsequent changes in the fair value of the contingent forward are recorded as a gain or loss in the statement of operations. The Company subsequently recorded the change in fair value for the period ended March 31, 2020 of $1.1 million in Change in estimated fair value of contingent forward asset, which had not been included in the previously issued financial statements as of and for the period ended March 31, 2020. Such corrections are reflected in the accompanying Condensed Consolidated Statement of Changes in Equity. The contingent forward has an aggregate fair asset value of $2.6 million at June 30, 2020. The Company recorded changes in the estimated fair value of the contingent forward of $0.4 million and $1.4 million for the three and six months ended June 30, 2020, respectively.

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

Other

For the six-month period ended June 30, 2020, the Company received advance expense reimbursements from Tonogold totaling $2.3 million, and invoiced actual expense reimbursements totaling $1.2 million. The remaining $1.1 million is recorded as a Deposit in the liability section of the Balance Sheet.

20. Subsequent Events

Equity Issuances

On July 9, 2020, the Company entered into a common stock purchase agreement with Triton Funds L.P., (the “Triton”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Triton with aggregate unused capacity of $1.25 million. On July 22, 2020, the Company issued 2,040,483 common shares to Triton for net proceeds of $1.25 million, at a price of $0.61 per share.

On July 13, 2020, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, to Leviston, and paid 5% fee by issuing 173,611 restricted common shares. From July 13, 2020, through July 31, 2020, the Company raised $0.65 million by issuing 1,029,741 common shares at a price of $0.63 per common share. As of July 31, 2020, the Leviston Equity Agreement has an aggregate unused capacity of $1.9 million.

Repayment of Senior Secured Debenture and Refinancing

On August 6, 2020, Comstock Mining Inc. (the “Company”), agreed to enter into three promissory notes (the “Promissory Notes”) in order to refinance existing indebtedness on more favorable terms. The Promissory Notes are unsecured and have an aggregate principal amount of $4,475,000 (net of an original discount of $255,000), a per annum interest rate of 12% and a maturity date of September 20, 2021. Interest is payable monthly on the Promissory Notes. Principal is payable in full on the maturity date and contains covenants that prohibit the Company from incurring debt that matures prior to the maturity date or that is senior in right of their payment and require the Company to prepay the Promissory Notes with at least 80% of the net cash proceeds received by the Company with respect to the sale of the Company’s non-mining assets in Silver Springs, NV. The Company is permitted to defer payment of up to 34% of the principal payment due on the maturity date of the Promissory Note for an additional two years (i.e., until September 20, 2023), in exchange for two year warrants to purchase the Company’s common stock based on a 10% discount to the 20-day VWAP of the Company’s common stock on the maturity date of the Promissory Note.

The net proceeds of the Promissory Note will be used to fully repay the Company’s existing 11% Senior Secured Debenture due December 25, 2020 (the “Debenture”) and for general corporate purposes. Upon repayment of the Debenture all collateral previously securing the Debenture shall be released.

In addition, the Company received an accelerated $400,000 amortization payment from Tonogold, originally due in October 2020. Tonogold still owes the Company $4,475,000, which payment remains secured by all assets of Comstock Mining LLC, the entity that owns the Lucerne mine, until paid in full. The Tonogold obligation to us matures on the same day as the Promissory Notes discussed above.

Events of default on the Promissory Note include insolvency and failure to pay. The default interest rate on the Promissory Notes is an additional 5% above the stated rate. The Promissory Notes can be repaid at any time without penalty or premium. One of the Promissory Notes was sold to an employee of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the six-month period ended June 30, 2020. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of, and for the fiscal year ended December 31, 2019.

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

Comstock Realignment Land Position 2020
Legend
V&T Railroad
SUP
Counties
Sections
Comstock Real Estate Inc
Patent & Fee
Comstock Mining LLC
Patent & Fee
Unpatented
Comstock Processing LLC
Patent & Fee
Unpatented
Comstock Northern Exploration LLC
Patent & Fee
Unpatented
Comstock Exploration & Development LLC
Patent & Fee
Unpatented
Pelen, LLC
Patent, Fee
Leased Properties
Patent & Fee
Unpatented
N
Feet
0 750 1,500 3,000
1 inch = 3,594 feet
As-of: 06-30-2020

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

Comstock Mining's Corporate Realignment
Figure 2 - Comstock's Corporate Realignment

Current Projects

The Company completed the realignment during 2019, such that the new corporate structure is now well aligned with the Strategic Focus. Comstock Mining Inc. remains as the parent company that wholly owns the realigned subsidiaries. Comstock Mining LLC owns or controls the Lucerne properties, including those contained in the Northern Comstock Joint Venture. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County exploration targets, primarily located north of the Lucerne properties, including the Occidental Lode. Comstock Exploration & Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns the Silver Springs properties and water rights. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel.

Exploration and Development

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our collaboration with Tonogold Resources Inc. (“Tonogold”) the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and other exploration targets, to Tonogold, who has near-term plans for exploration and ultimately development towards economic feasibility on those assets. We are developing exploration plans for the remaining areas, primarily the Spring Valley group that we view as an extension of the Dayton resource area.

The Company's district-wide exploration and development plans contemplate three specific, geological areas that the Company has organized into wholly-owned subsidiaries called Comstock Exploration and Development LLC, Comstock Northern Exploration LLC, and the 45.43%-owned Comstock Mining LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock Mining LLC includes the Lucerne properties that Tonogold has agreed to acquire. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production. Refer to Figure 3.

The Company retained royalties ranging from 1.5% to 3.0% on the Lucerne, Occidental and other properties.

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

CPL’s Venture with Mercury Clean Up LLC

The second agreement is with Mercury Clean Up LLC ("MCU"), to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, world-wide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and has secured its first major, international remediation project in the Philippines. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new, global growth opportunity consistent with the Company’s Strategic Focus.

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

Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through June 30, 2020, the Company has invested $0.90 million in cash and over $0.85 million in stock out of the 2.0 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform.

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

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU delivered sampling and testing equipment to the American Flat site in February 2020, and has begun taking samples of tailings at locations in the Carson River Mercury Superfund Site ("CRMSS")

to locate suitable material to commence testing. The remaining equipment began arriving at the Comstock on July 27, 2020, and should be assembled during August 2020 for initial test processing.

Based on successful proof of technical and economic viability, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. The Company has the rights to invest in up to 25% of MCU and separately, 50% of the joint venture and expects to close on these transactions during the third and fourth quarters of 2020.

The Company entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein, MCU and Comstock have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”); where Comstock and MCU intend to form a new entity to engage profitably in the Philippine Opportunity. The Company made a cash investment of $0.1 million and committed a total of $3 million in equity and debt investments, and formed a new entity called MCU Philippines Inc. The Company investments, when completed, will result in the full 25% interest in MCU and direct 50% joint venture participations in both the MCU Philippines Inc. and Comstock Mercury Remediation LLC, the first two mercury remediation project opportunities.

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

On May 21, 2020, the Company enhanced its land position in Spring Valley by exercising its option with New Daney Company, Inc. ("New Daney") to purchase seven unpatented lode mining claims in Spring Valley. These claims have been leased from New Daney since 2010. The claims are being purchased for a total of $100,000, inclusive of a 3% royalty. The Company paid $10,000 upon signing, and $1,000 on June 4, 2020. Additional payments of $1,000 per month will be made, with a final $85,000 at closing, on or before November 26, 2020. Until closing, these payments are shown on the balance sheet as prepaid expenses and other current assets.

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

The Exploration Lease includes the Occidental group and Gold Hill group of exploration targets, which contain many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines, as well as the historically under-developed Occidental Lode, parallel to the main Comstock trend. The Company believes this will accelerate the development of these targets and enhance the value of its mineral property and royalty portfolio. Tonogold is currently permitting an exploration drilling program for these areas, and expects to begin drilling in the third quarter of 2020.

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

In January 2019, the Company and Tonogold entered into a Purchase Agreement, as restated and amended in March 2020, to sell its interests in CML, a wholly-owned subsidiary of Comstock whose sole assets are the Lucerne properties and related permits, to Tonogold for total consideration of $17.6 million. The consideration received to date includes $6.525 million in cash and 6.1 million in Tonogold Convertible Preferred Stock ("CPS"). The remaining $5.475 million of cash consideration is secured by a 12% Note, with interest payable monthly. Tonogold also guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

At closing on November 18, 2019, Tonogold received 50% of the membership interests of CML, representing the ownership contractually granted based on the cash and CPS consideration paid to date. Tonogold paid an additional $0.6 million in the first six months of 2020, increasing their ownership to 54.57%, and will receive the remaining membership interests as it pays the Note in full. The Company retains all management control and authority over CML until that time.

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

Non-mining Real Estate

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, and June 30, 2020, the Company entered into agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell the industrial land and senior water rights in Silver Springs, NV, (the “98 acres”) for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. The agreements anticipate the transactions to close in the third quarter of 2020. On September 15, 2019, and effective September 25, 2019, the Company terminated prior agreements to sell the 98 acres and DTSS to another third party.

The Gold Hill Hotel is listed for sale for $1.5 million. The Gold Hill Hotel has been consistently profitable and cash positive over the past two years. The Daney Ranch is listed for sale, in two components, for a total of $3.8 million.

COVID-19

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans, have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental and central bank interventions. On August 3, 2020, Nevada's governor unveiled a new long-term mitigation strategy for the State of Nevada to help provide predictability and stability moving forward. The plan was developed recognizing the State of Nevada and the nation are still in response mode to the COVID-19 pandemic and will be for the foreseeable future. The Governor's guidance for the mining industry includes limiting gatherings to no more than 10 people, maintaining social distancing protocols where 10 or less are gathered, limiting travel, and working remotely when possible.

The Company is operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that have already resulted in delays of MCU’s plans for commencing mercury recovery testing and Tonogold's plans for exploration drilling during the third quarter of 2020. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

Outlook

Our annual operating expenditures, including other cash income and expenditures and excluding depreciation, are planned at approximately $5.5 million, with approximately $2.5 million of that amount reimbursed under the Tonogold Purchase Agreement, Lease-Option Agreement, and Mineral Exploration and Mining Lease Agreement, resulting in net operating expenses for 2020, excluding exploration spending, of $3 million. During the first six months of 2020, the Company received approximately $1.25 million in expense reimbursements and $1.0 million in cash for prepaid reimbursements required under the Tonogold agreements and expects to receive another $0.2 million during the fourth quarter of 2020.

As of June 30, 2020, Tonogold has earned 54.57% of the membership interest after making payments of over $6.5 million in cash and $6.1 million in CPS. The Company expects to monetize approximately $0.5 million worth of common shares in the second half of 2020, depending on price and liquidity, under an existing 10b5-1 plan.

Tonogold is currently permitting a drilling program for the Storey County exploration targets, including the leased mineral claims, just north of the Lucerne area, and expects to begin drilling in the third quarter of 2020.

During the third quarter of 2020, the Company expects to close on the sale of certain non-mining assets located in Silver Springs, NV, to Sierra Springs Enterprises Inc., for total proceeds of approximately $10 million. The agreements, as amended, included $0.4 million of non-refundable deposits made and released to the Company from escrow. The Company will use at least 80% of the proceeds to paydown its Promissory Notes of approximately $4.5 million, plus accrued interest of less than $0.1 million.

The Company’s second half 2020 plans also include updating Dayton’s current resource estimate and continuing southerly into Spring Valley with incremental exploration programs that include exploration and definition drilling of targets identified by geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing a new, SK-1300 compliant, mineral resource estimate.

For 2020, the Company’s plans include advancing the investment in and the commercialization of MCU’s mercury remediation processing technologies. The Company expects to close on the MCU transactions during the fourth quarter of 2020, meaning, at that time, it will own 25% of MCU and 50% of its first joint venture in the Philippines. Oro has completed the manufacture of the 25-ton-per-hour mercury recovery plant and is preparing shipment of the system to the Comstock, including a 200 gallon-per-minute dissolved air flotation water treatment plant.

MCU has delivered the Comstock mercury remediation system and will commence trial operations that will continue throughout the second half of 2020, at the Company's American Flat processing facility, to validate and fine-tune the mercury extraction and remediation process, with the objective of reclaiming and remediating the Company's existing properties within the Carson River Mercury Superfund Site ("CRMSS"), enhancing the values of, and evaluating the potential economic feasibilities for, these properties and creating new global growth opportunities in mercury remediation by demonstrating MCU’s technological and operational effectiveness, efficiency, and feasibility.

MCU-P has agreed to and plans to commence reclamation operations during the third quarter 2020, in the Philippines. MCU-P will operate under a joint venture agreement with Clean Ore Solutions, a Philippine Company, for mercury extraction and remediation of Mount Diwalwal and the Naboc River, one of the most mercury polluted, gold mining regions in the world. This represents the first real international opportunity for large-scale mercury remediation and environmental reclamations, using MCU’s systems, with the objective of establishing MCU a leader in mercury remediation projects, and in particular, contaminations caused by Artisanal and Small-Scale Miners (ASM).

Equity Raises

For the six months ended June 30, 2020, the Company issued 638,511 common shares through the 2019 Equity Agreement with Leviston Resources. Gross proceeds were approximately $0.24 million at an average share price of $0.38. The Company issued 625,000 shares of restricted common stock to fund the difference between proceeds received and the required investment of $0.85 million. The Company also granted 315,000 common shares to its directors for past and current services.

Following is a reconciliation of the common stock-based transactions as of June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Shares outstanding as of beginning of period	27,236,489	15,067,655
Shares issued for:
Equity issue agreements	638,511	2,032,345
Investment in Mercury Clean Up LLC	625,000	—
Director compensation	315,000	—
Shares outstanding as of end of period	28,815,000	17,100,000

Comparative Financial Information

The Company had two operating segments as of June 30, 2020 and 2019: mining and real estate. The comparative financial information is reflected in the following table:

Three Months Ended:

	June 30, 2020	June 30, 2019	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	48,375	44,184	4,191

Costs applicable to mining revenue	47,332	505,393	(458,061)
Real estate operating costs	15,320	12,288	3,032
Exploration and mine development	151,666	241,538	(89,872)
Mine claims and costs	122,069	136,901	(14,832)
Environmental and reclamation	30,972	(362,826)	393,798
General and administrative	891,953	964,268	(72,315)
Total costs and expenses	1,259,312	1,497,562	(238,250)

Loss from operations	(1,210,937)	(1,453,378)	242,441
OTHER INCOME (EXPENSE)
Change in estimated fair value of contingent forward	351,091	—	351,091
Interest expense	(91,656)	(181,907)	90,251
Other income (expense)	2,227,488	(442,459)	2,669,947
Other income (expense), net	2,486,923	(624,366)	3,111,289
NET INCOME (LOSS)	$1,275,986	$(2,077,744)	$3,353,730

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the three months ended June 30, 2020, and 2019, respectively.

Real estate revenues for the three months ended June 30, 2020 increased $4,191 as compared to the same period ended June 30, 2019, primarily related to the rentals of our metallurgical labs at the Company's processing site.

Real estate operating costs for the three months ended June 30, 2020, increased $3,032 as compared to the same period ended June 30, 2019, due to higher utilities and depreciation expense, partially offset by lower maintenance expense.

Costs applicable to mining revenue decreased by $0.5 million during the three months ended June 30, 2020, as compared to the same period ended June 30, 2019, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs decreased by $0.1 million during the three months ended June 30, 2020, as compared to the same period ended June 30, 2019, primarily due to decreases in maintenance and repair expenses and bond and insurance expense.

Mine claims and costs decreased by $14,832 during the three months ended June 30, 2020, as compared to the same period ended June 30, 2019, primarily due to lower amortization of claim fees in the 2020 period.

Environmental and reclamation increased by $0.4 million during the three months ended June 30, 2020, as compared to the same period ended June 30, 2019, primarily due to reduction in reclamation liability for Lucerne in the 2019 period.

General and administrative expenses decreased by $0.1 million during the three months ended June 30, 2020, as compared to the same period ended June 30, 2019, primarily due to lower legal expenses.

Interest expense decreased by $0.1 million during the three months ended June 30, 2020, as compared to the same period ended June 30, 2019, as a result of lower average debt balances from the pay-down on the Senior Secured Debentures in 2019, and interest reimbursements from Tonogold that began accruing on June 1, 2019, somewhat offset by an acceleration of discount and issuance costs recognized as a result of those pay-downs.
.
Other income, net was $2.5 million for the three months ended June 30, 2020, primarily driven by unrealized gains on Tonogold preferred and common stock of $1.7 million, unrealized gains of $0.4 million for the change in estimated fair value of the contingent forward, $0.2 million of Paycheck Protection Program proceeds used to cover qualifying expenses, $0.2 million of interest income on the Tonogold secured convertible note. Other expense, net was $0.6 million for the three months ended June 30, 2019, primarily resulting from $0.4 million in preferred stock issuance costs.

Net income was $1.3 million for the three months ended June 30, 2020, as compared to a net loss of $2.1 million for the three months ended June 30, 2019. The $3.4 million improvement in net income is primarily driven by $2.7 million from gains resulting from the increase in fair value of Tonogold securities and on the contingent forward, and to a much lesser extent, $0.2 million and $0.1 million of lower operating and interest expenses, respectively.

Six Months Ended:

	June 30, 2020	June 30, 2019	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	96,800	81,782	15,018

Costs applicable to mining revenue	173,225	1,010,785	(837,560)
Real estate operating costs	28,916	22,711	6,205
Exploration and mine development	288,387	466,379	(177,992)
Mine claims and costs	244,139	287,855	(43,716)
Environmental and reclamation	57,770	(308,349)	366,119
General and administrative	1,737,181	1,624,634	112,547
Total costs and expenses	2,529,618	3,104,015	(574,397)

Loss from operations	(2,432,818)	(3,022,233)	589,415
OTHER INCOME (EXPENSE)
Change in estimated fair value of contingent forward asset	1,413,382	—	1,413,382
Interest expense	(142,244)	(643,045)	500,801
Other income (expense)	2,174,454	(247,531)	2,421,985
Other income (expense), net	3,445,592	(890,576)	4,336,168
NET INCOME (LOSS)	$1,012,774	$(3,912,809)	$4,925,583

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the six months ended June 30, 2020, and 2019, respectively.

Real estate revenues for the six months ended June 30, 2020 increased $15,018 as compared to the same period ended June 30, 2019, primarily due to the rental of an additional building at our processing site.

Real estate operating costs increased by $6,205 for the six months ended June 30, 2020, as compared to the same period ended June 30, 2019, due to increased utilities and depreciation partially offset by lower maintenance and construction costs.

Costs applicable to mining revenue decreased by $0.8 million during the six months ended June 30, 2020, as compared to the same period ended June 30, 2019 as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and mine development costs decreased by $0.2 million during the six months ended June 30, 2020, as compared to the same period ended June 30, 2019, primarily due to lower costs for permits, licenses and fees and lower payroll and related expenses.

Mine claim and costs decreased by $43,716 during the six months ended June 30, 2020, as compared to the same period ended June 30, 2019, due to lower amortization of claim fees in the 2020 period.

Interest expense decreased by $0.5 million during the six months ended June 30, 2020, as compared to the same period ended June 30, 2019, primarily due to lower outstanding debt on the Senior Secured Debenture and higher reimbursements of interest expense from Tonogold.

Other income, net was $3.4 million for the six months ended June 30, 2020, primarily from $1.3 million in unrealized gains on Tonogold convertible preferred and common shares, $1.4 million in unrealized gains on the change in estimated fair value of the contingent forward, $0.2 million in interest income on the Tonogold secured convertible note, $0.2 million from Tonogold reimbursements and $0.2 million from recognition of Paycheck Protection Program proceeds used for qualifying expenses.

Other expense, net was $0.9 million for the six months ended June 30, 2019, primarily from $0.6 million of interest expense and $0.4 million of Comstock preferred stock issuance costs.

Net income was $1.0 million for the six months ended June 30, 2020, as compared to a net loss of $3.9 million for the six months ended June 30, 2019. This $4.9 million improvement resulted from decreased operating expenses of $0.6 million, decreased interest expense of $0.5 million and an improvement in other income (expense), net of $2.4 million.

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

The Company has recurring net losses from operations and an accumulated deficit of $234.9 million as of June 30, 2020. For the six-month period ended June 30, 2020, the Company generated net income of $1.0 million and used $0.4 million of cash in operations. As of June 30, 2020, the Company had cash and cash equivalents of $1.0 million. The Company also has debt of $4.8 million that matures in December 2020, for which it does not currently have the ability to repay. Such condition raises substantial doubt regarding the Company’s ability to continue as a going concern.

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

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the sale of up to $50.0 million of the Company’s securities, from time to time, and used $4.8 million of that capacity through June 30, 2020, leaving an aggregate unused capacity of $45.2 million as of June 30, 2020. So long as the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates is less than $75 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to, is limited from being no more than one-third of the aggregate market value of the Company’s non-affiliated voting and non-voting common equity. On July 31, 2020, these limitations resulted in approximately $5.3 million of unrestricted, available S-3 Shelf capacity.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Leviston with aggregate unused capacity of $0.2 million as of June 30, 2020.

On September 26, 2019, as amended November 30, 2019, December 26, 2019, March 31, 2020, and June 30, 2020, the Company entered into agreements with SSE to sell two properties in Silver Springs, NV, including 98 acres of industrial land and senior water rights (the “98 acres”) for $6.5 million and 160 acres of commercial land contained with its rights in the membership interests in Downtown Silver Springs, LLC (“DTSS”) for $3.6 million. As of June 30, 2020, the Company received $0.4 million in escrowed deposits for the purchase of these assets and expects the sales to close during the third quarter of 2020.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $0.3 million, as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”), and the rules promulgated thereunder. The amounts received were all used for payroll costs and the Company expects all of the proceeds received to be forgiven.

On July 9, 2020, the Company entered into a common stock purchase agreement with Triton Funds L.P., (the “Triton”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Triton with aggregate unused capacity of $1.25 million. On July 22, 2020, the Company issued 2,040,483 common shares to Triton for net proceeds of $1.25 million, at a price per share of $0.61 per common share.

On July 13, 2020, the Company entered into a new equity purchase agreement (the “Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, to Leviston, and paid 5% fee by issuing 173,611 restricted common shares. From July 13, 2020, through July 31, 2020, the Company raised $0.65 million by issuing 1,029,741 common shares at a price of $0.63 per common share. As of July 31, 2020, the Leviston Equity Agreement has aggregate unused capacity of $1.9 million.
.
Net cash used in operating activities for the six months ended June 30, 2020, was $0.4 million as compared to net cash used in operating activities of $1.6 million for the comparable prior period. The Company's use of cash in the six months ended June 30, 2020, and 2019, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The decrease resulted from a lower net loss due to lower operating expenses and a higher net source of cash from working capital, primarily due to $1.1 million of accelerated reimbursements from Tonogold.

Net cash provided by investing activities for the six months ended June 30, 2020, was $0.4 million, primarily from $0.6 million of proceeds from Tonogold for deposits on the purchase of the membership interest, proceeds from deposits on the sale of non-mining assets to Sierra Springs of $0.1 million, and proceeds from the sale of certain mineral rights of $0.1 million, partially offset by additional deposits made for investment in MCU of $0.3 million and an advance to Sierra Springs of $0.1 million. Net cash provided by investing activities for the six months ended June 30, 2019, was $1.9 million, primarily from $3.1 million in proceeds from Tonogold for deposits on the purchase of the membership interest, offset by $1.1 million in property purchases.

Net cash used in financing activities for the six months ended June 30, 2020, was $0.1 million, primarily from net proceeds from the sale of common stock of $0.2 million, offset by principal payments on long term debt of approximately $0.3 million. Net cash used in financing activities for the six months ended June 30, 2019, was $0.6 million, primarily from net principal payments on long-term debt of $1.9 million, offset by net proceeds from the sale of common stock of $1.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was conducted. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2020, despite the implementation of additional reviews and additional resources, certain procedures were not effective at the reasonable assurance level due to a material weakness described below.

The Company did not maintain effective monitoring controls over the determination of the valuation of a complex accounting transaction. The Company's control did not sufficiently determine the estimated fair value of a contingent forward contract, including certain default, redemption, and conversion features at March 31, 2020. The Company did extend the valuation and estimation process and more completely valued all features of the contingent forward during the quarter ended June 30, 2020, and fully accounted for the estimated value of the contingent forward at June 30, 2020. The misstatement of the estimated fair value of the contingent forward at March 31, 2020 was not material.

Changes in Internal Control Over Financial Reporting

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

Subsequent to the issuance of the Company’s interim financial statements for the period ended March 31, 2020, the Company determined they had misstatements related to the accounting for an amended arrangement with Tonogold that occurred during the same period. Management determined that they have a material weakness in its internal control over financial reporting regarding the control to determine the valuation of this contract. As a result, the Company has determined that its internal control over financial reporting is not effective due to the material weakness.

Status of Material Weakness

Since identification of the misstatement described above, management has been actively engaged in the planning for, and implementation of, remediation efforts. During the quarter ended June 30, 2020, the Company implemented a more formalized process for reviewing complex transactions and validating the accuracy of related calculations.  Subsequent to the quarter, management and the audit committee have engaged additional, third-party competencies over complex accounting transactions. This process now includes the use of these external resources, when deemed necessary.

Management believes the measures described above will remediate the material weakness that existed as of June 30, 2020, and strengthen its internal control over financial reporting.

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

Except as described above, there have been no changes during the quarter ended June 30, 2020 in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Officer Certifications

We have attached as exhibits to this Annual Report the certifications of our Principal Executive Officer and Principal Financial Officer, which are required in compliance with the Exchange Act.

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

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020. The appellate briefing was completed with the filing of CRA’s Reply Brief on May 8, 2020.  To date, the Nevada Supreme Court has taken no action in this matter.

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

Attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. Many countries around the world as well as the majority of the states in the United States have ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and massive unemployment has resulted from business declines. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2020, the Company issued Mercury Clean Up LLC ("MCU") 625,000 shares of restricted common stock to fund the difference between proceeds previously received and the required $0.85 million investment. The value of such issued shares on the date of issuance was $314,687. Such shares are the consideration of the Company’s to be contributed to its joint venture with MCU. The issuance was exempt from the Securities Act pursuant to Section 4(a)(2)of the Securities Act. No underwriters participated in such transaction

Item 3. Defaults Upon Senior Securities.

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

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2020, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

Date:	August 13, 2020	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)