Form 10-Q
period 2020-09-30
Comstock Mining Inc.
filed 2020-11-16
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at November 13, 2020, was 34,440,766.

Cautionary Notice Regarding Forward-Looking Statements

    Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future industry market conditions; future explorations or acquisitions; future changes in our exploration activities; future prices and sales of, and demand for, our products; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives; including the nature and timing and accounting for restructuring charges, derivative liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities; including asset sales and associated costs; future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, taxes, earnings and growth.

    These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,677,233	$1,015,857
Assets held for sale, net (Note 2)	6,328,338	10,512,066
Investments in Tonogold shares (Note 3)	9,722,022	—
Tonogold note receivable (Note 3)	6,397,497	—
Prepaid expenses and other current assets (Note 4)	1,853,832	320,577
Total current assets	25,978,922	11,848,500

Mineral rights and properties, net (Note 5)	6,497,644	6,497,644
Properties, plant and equipment, net (Note 6)	8,781,408	7,244,188
Reclamation bond deposit	2,695,638	2,688,962
Investment in Tonogold shares (Note 3)	—	9,080,000
Deposits for investment in Mercury Clean Up LLC (Note 8)	1,901,050	1,501,050
Deposits for investment in MCU Philippines Inc (Note 8)	1,000,000	—
Investment in Pelen LLC (Note 21)	602,500	—
Investment in Sierra Springs Opportunity Fund Inc (Note 23)	335,000	335,000
Other assets	377,933	374,548

TOTAL ASSETS	$48,170,095	$39,569,892

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$736,777	$922,553
Accrued expenses and other liabilities (Note 9)	449,871	1,855,431
Deposits (Note 10)	498,122	318,384
Liabilities held for sale, net (Note 2)	—	1,019,705
Long-term debt, net of discount– current portion (Note 11)	4,690,155	328,068
Total current liabilities	6,374,925	4,444,141

LONG-TERM LIABILITIES:
Long-term debt, net of discount (Note 11)	75,099	5,084,006
Long-term reclamation liability (Note 12)	6,049,741	6,034,208
Other liabilities	480,257	514,977
Total long-term liabilities	6,605,097	11,633,191

Total liabilities	12,980,022	16,077,332

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred Stock, $0.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock, $0.000666 par value, 158,000,000 shares authorized, 34,440,766 and 27,236,489 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	22,937	18,139
Additional paid-in capital	252,715,337	259,095,152
Accumulated deficit	(217,548,201)	(235,890,272)

Total Comstock Mining Inc. stockholders' equity	35,190,073	23,223,019
Noncontrolling interest (Note 20)	—	269,541
Total equity	35,190,073	23,492,560

TOTAL LIABILITIES AND EQUITY	$48,170,095	$39,569,892

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	49,425	48,350	146,225	130,132
Total revenues	49,425	48,350	146,225	130,132

COSTS AND EXPENSES
Costs applicable to mining	22,514	318,537	195,739	1,329,322
Real estate operating costs	698,957	8,651	727,873	31,362
Exploration and pre-development costs	262,167	109,189	550,554	576,594
Mine claims and costs	(307,279)	(324,027)	(63,140)	(36,172)
Environmental and reclamation	(16,976)	30,590	40,794	(278,784)
General and administrative	871,614	697,793	2,608,795	2,322,428
Total costs and expenses	1,530,997	840,733	4,060,615	3,944,750

LOSS FROM OPERATIONS	(1,481,572)	(792,383)	(3,914,390)	(3,814,618)

OTHER INCOME (EXPENSE) (Note 19)
Gain on sale of membership interests in Comstock Mining LLC (Note 20)	18,275,846	—	18,275,846	—
Change in estimated fair value of contingent forward asset	(647,502)	—	765,880	—
Interest expense	(164,448)	(179,588)	(306,692)	(822,632)
Other income	1,347,738	1,358,868	3,522,192	1,111,338
Total other income (expense), net	18,811,634	1,179,280	22,257,226	288,706

NET INCOME (LOSS)	$17,330,062	$386,897	$18,342,836	$(3,525,912)

Basic income per common share:
Net income (loss) per share	$0.54	$0.02	$0.63	$(0.20)
Weighted average common shares outstanding	32,082,972	20,012,581	29,210,777	17,496,437

Diluted income per common share:
Net income (loss) per share	$0.54	$0.02	$0.63	$(0.20)
Weighted average common shares outstanding	32,140,979	20,012,581	29,237,240	17,496,437

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount		Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2019	—	$—		15,067,655	$50,175	$241,419,897	$(232,085,170)	$—	$9,384,902

Issuance of common stock	—	—		1,090,400	3,631	809,930	—	—	813,561
Common stock issuance costs	—	—		—	—	(85,093)	—	—	(85,093)
Net Loss	—	—	—	—	—	—	(1,835,065)	—	(1,835,065)
BALANCE - March 31, 2019	—	$—		16,158,055	$53,806	$242,144,734	$(233,920,235)	$—	$8,278,305

Issuance of common stock	—	—		941,945	3,137	921,621	—	—	924,758
Common stock issuance costs	—	—		—	—	(374,885)	—	—	(374,885)
Issuance of convertible preferred stock	1,274	1		—	—	1,514,999	—	—	1,515,000
Net Loss	—	—		—	—	—	(2,077,744)	—	(2,077,744)
BALANCE - June 30, 2019	1274	$1		17,100,000	$56,943	$244,206,469	$(235,997,979)	$—	$8,265,434

Issuance of common stock	—	—		2,259,330	7,523	1,256,315	—	—	1,263,838
Issuance of common stock for convertible preferred	—	—		2,240,441	7,461	1,507,539	—	—	1,515,000
Common stock issuance costs	—	—		—	—	(60,772)	—	—	(60,772)
Preferred stock converted to common	(1,274)	(1)		—	—	(1,514,999)	—	—	(1,515,000)
Payment for mineral rights	—	—		746,269	2,485	480,015	—	—	482,500
Deposit for investment in Mercury Clean Up LLC	—	—		900,000	2,997	748,053	—	—	751,050
Termination of share option with Tonogold	—	—		—	—	(2,200,000)	—	—	(2,200,000)
Net Income	—	—		—	—	—	386,897	—	386,897
BALANCE - September 30, 2019	—	—		23,246,040	77,409	$244,422,620	$(235,611,082)	$—	8,888,947

	Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount		Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2020	—	$—		27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock	—	—		638,511	425	242,196	—	—	242,621
Common stock issuance costs	—	—		—	—	(50,070)	—	—	(50,070)
Initial value of contingent forward	—	—		—	—	1,232,952	—	—	1,232,952
Sale of membership interests in Comstock Mining LLC	—	—		—	—	100,000	—	—	100,000
Net Loss	—	—		—	—	—	(263,212)	—	(263,212)

BALANCE - March 31, 2020	—	$—	27,875,000	$18,564	$260,620,230	$(236,153,484)	$269,541	$24,754,851

Deposit for investment in Mercury Clean Up LLC	—	—	625,000	416	314,271	—	—	314,687
Director compensation	—	—	315,000	210	176,190	—	—	176,400
Investment in Pelen LLC	—	—	—	—	585,000	—	—	585,000
Employee share-based compensation	—	—	—	—	27,849	—	—	27,849
Sale of membership interests in Comstock Mining LLC	—	—	—	—	475,384	—	24,616	500,000
Net Income	—	—	—	—	—	1,275,986	—	1,275,986
BALANCE - June 30, 2020	—	$—	28,815,000	$19,190	$262,198,924	$(234,877,498)	$294,157	$27,634,773

Issuance of common stock	—	—	5,282,708	3,519	4,076,482	—	—	4,080,001
Common stock issuance costs	—	—	—	—	(205,000)	—	—	(205,000)
Sale of membership interests in Comstock Mining LLC	—	—	—	—	6,661,800	—	19,697	6,681,497
Payment for mineral rights	—	—	343,058	228	482,272	—	—	482,500
Deconsolidation of Comstock Mining LLC	—	—	—	—	(20,499,141)	(765)	(313,854)	(20,813,760)
Net Income	—	—	—	—	—	17,330,062	—	17,330,062
BALANCE - September 30, 2020	—	—	34,440,766	22,937	$252,715,337	$(217,548,201)	$—	35,190,073

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$18,342,836	$(3,525,912)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and depletion	1,091,904	1,573,236
Accretion (reduction) of reclamation liability	15,533	(392,888)
Gain on sale of mineral rights and properties, plant, and equipment	(100,000)	(3,125)
Amortization of debt discounts and issuance costs	130,175	174,254
Net loss on early retirement of long-term debt	67,127	284,647
Payment-in-kind interest expense	10,257	470,246
Share-based compensation cost	204,249	—
Change in make-whole liabilities	(162,711)	417,341
Preferred shares issuance expense	—	432,000
Gain on sale of membership interests in Comstock Mining LLC	(18,275,846)	—
Realized gain on sale of Tonogold common shares	(767,275)	—
Change in estimated fair value of Tonogold shares	(1,282,319)	332,263
Change in estimated fair value of Tonogold note receivable	(256,000)	—
Change in fair value of contingent forward asset	(765,880)	—
Gain on final settlement of outstanding amounts due	(144,473)	—
Gain on cancellation of Tonogold share option	—	(2,200,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(67,593)	(72,515)
Accounts payable	(41,303)	401,069
Accrued expenses and other liabilities	(488,365)	(181,460)
Deposits	79,737	8,333
NET CASH USED IN OPERATING ACTIVITIES	(2,409,947)	(2,282,511)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	416	396
Proceeds from sale of mineral rights and properties, plant, and equipment	100,000	3,125
Proceeds from deposits on Membership Interest Purchase Agreement (Note 20)	1,140,000	3,925,000
Proceeds from deposits on the sale of Silver Springs properties to Sierra Springs Opportunity Fund	100,000	—
Proceeds from sale of Tonogold common shares	1,371,909	—
Deposit made toward purchase of mineral rights, properties, plant and equipment	(15,000)	(1,635,000)
Investment in Pelen LLC (Note 21)	(17,500)
Payment for option to purchase additional membership interests in Pelen LLC (Note 21)	(100,000)	—
Deposits for investment in Mercury Clean Up LLC and MCU-P (Note 22)	(1,400,000)	(350,000)
Investment in Sierra Springs Opportunity Fund Inc (Note 23)	—	(225,000)
Advance to Sierra Springs Opportunity Fund Inc (Note 23)	(1,315,000)	—
Change in reclamation bond deposit	(6,676)	(57,803)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(141,851)	1,660,718
FINANCING ACTIVITIES:

Principal payments on debt	(5,074,378)	(3,154,622)
Proceeds from issuance of unsecured promissory notes	4,220,000	—
Proceeds from the issuance of common stock	4,197,622	3,835,867
Common stock issuance costs	(130,070)	(271,460)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,213,174	409,785
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	661,376	(212,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,015,857	488,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,677,233	$276,649

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for Mercury Clean Up LLC make whole liability (Note 22)	$314,687	$—
Issuance of common shares to purchase Pelen LLC membership interest (Note 21)	$585,000	$—
Issuance of common shares for stock issuance costs	$125,000	$—
Issuance of common shares for deposit to purchase Mercury Clean Up LLC membership interest (Note 8)	$—	$751,050
Issuance of common shares for Northern Comstock LLC membership payments	$482,500	$482,500
Advance payments from Tonogold for Comstock Mining LLC membership interest purchase	$—	$5,982,263
Receipt of Tonogold CPS for Comstock Mining LLC membership interest purchase	$—	$5,650,000

See notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2020 (UNAUDITED)

1. Interim Financial Statements

Basis of Presentation and Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of Comstock Mining Inc., and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States ("GAAP"): Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration & Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, Downtown Silver Springs LLC ("DTSS"), and prior to its sale in the quarter ended September 30, 2020, Comstock Mining LLC (collectively "Comstock", the "Company", "we", "our" or "us"). Inter-company transactions and balances have been eliminated.

The Company completed a sale of 100% of the membership interests in Comstock Mining LLC (“CML”) to Tonogold Resources Inc. (“Tonogold”) on September 8, 2020. The condensed consolidated financial statements do not include CML subsequent to that date (Note 20).

Variable interest entities (VIEs) are consolidated when the Company is the primary beneficiary. The Company is the primary beneficiary when it has power over the activities that impact the VIE’s economic performance and at the same time has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company has an investment in Sierra Springs Opportunity Fund Inc. (“SSOF”), of which the Company's CEO is an executive (Note 23). Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary because no one individual or entity has unilateral control over significant decisions of SSOF and decisions require consent from all investors. As the Company is not the primary beneficiary, SSOF is not consolidated. The Company’s investment in SSOF is presented in the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 as a non-current investment.

Operating results for the three and nine months ended September 30, 2020, may not be indicative of the results expected for the full year ending December 31, 2020. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2020, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019. The financial statements do not include all of the information and notes required by GAAP for complete financial statements.

Liquidity, Capital Resources and Management Plans

The condensed consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned sales of Tonogold Resources Inc ("Tonogold") common shares, and proceeds from the planned sale of the Silver Springs properties to Sierra Springs Enterprises Inc. ("SSE").

The Company has recurring net losses from operations and an accumulated deficit of $217.5 million as of September 30, 2020. For the nine months ended September 30, 2020, the Company generated net income of $18.3 million and used $2.4 million of cash in operating activities. As of September 30, 2020, the Company had cash and cash equivalents of $1.7 million. Through September 30, 2020, the Company had converted $3.9 million of the $6.1 million in Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS”) in exchange for 21,777,778 common shares of Tonogold and realized approximately $1.4 million in gross cash proceeds from the sale of 3,557,209 common shares at an average price of approximately $0.40 per share. At September 30, 2020, the Company continues to hold 18,220,569 common shares with an estimated value of $7.1 million, in addition to a $4.5 million 12% Tonogold senior secured note receivable ("Note"), with payment due to the Company on September 20, 2021.

At September 30, 2020, the Company had debt obligations of approximately $4.7 million that mature on or before September 30, 2021. On October 2, 2020, Tonogold redeemed the remaining $2.2 million of CPS for cash proceeds to the Company of $2.6 million, representing 120% of the CPS face value. With the cash proceeds, the Company made payments on its unsecured promissory notes, reducing the principal balance from $4.5 million on September 30, 2020, to $1.9 million on October 9, 2020.

The Company intends to finance its operations over the next twelve months through its existing cash, receipts on notes receivable, proceeds from the planned sale of Tonogold common shares and proceeds from the planned sale of its Silver Springs properties, together significantly in excess of current debt obligations due. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings, and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. However, management believes it will have sufficient funds to sustain its operations during the 12 months following the date the financial statements were issued as a result of the funding sources described above.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $0.3 million, as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and the rules promulgated thereunder. The amounts received were all used to fund payroll costs and the Company expects all proceeds received to be forgiven.

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the sale of up to $50 million of the Company’s securities, from time to time, and used $8.2 million of that capacity through September 30, 2020, leaving an aggregate unused capacity of $41.8 million. So long as the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates is less than $75 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to such sales, is limited to being no more than one-third of the aggregate market value of the Company’s non-affiliated voting and non-voting common equity. On September 30, 2020, these limitations resulted in approximately $10.5 million of unrestricted, available S-3 Shelf capacity. There can be no assurance the Company can sell common shares up to the capacity.

In February 2019, the Company also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. As of September 30, 2020, the 2019 Equity Agreement has no remaining unused capacity.

In July 2020, the Company entered into a common stock purchase agreement (the "2020 Triton Equity Agreement") with Triton Funds L.P., (“Triton”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Triton. On July 22, 2020, the Company issued 2,040,483 common shares to Triton for net proceeds of $1.25 million, at a price of $0.61 per common share. As of September 30, 2020, the 2020 Triton Equity Agreement has no remaining unused capacity.

In July 2020, the Company also entered into a new equity purchase agreement (the “2020 Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, to Leviston, and paid a 5% fee by issuing 173,611 restricted common shares, with a fair value of $125,000. From July 13, 2020 through September 23, 2020, the Company raised $2.5 million by issuing to Leviston 2,793,586 common shares at a price of $0.89 per common share. As of September 30, 2020, the 2020 Leviston Equity Agreement has no remaining unused capacity.

Future operating expenditures above management’s expectations, including exploration and pre-development expenditures in excess of planned proceeds from notes receivable, planned proceeds from the sale of Tonogold securities and the Silver Springs properties and amounts to be raised from the issuance of equity under the S-3 Shelf, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and related estimated receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to estimated useful lives and valuation of properties, plant, and equipment, assets held for sale, mineral rights, deferred tax assets, derivative assets and liabilities, valuation of the Tonogold CPS and Note, reclamation liabilities, stock-based compensation, and contingent assets and liabilities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

Investments

Investments in Securities:

From time to time, the Company holds investments in the form of both debt and equity securities.

Debt securities are classified as either trading, available for sale, or held to maturity. Convertible debt securities are typically classified as available for sale unless the Company elects to account for a specific instrument at fair value. When a debt security is classified as available for sale, it is measured at fair value at the end of each reporting period. Unrealized holding gains and losses for available for sale securities are excluded from current earnings and are reported in other comprehensive income until realized. Upon sale of a debt security, the realized gain or loss is recognized in earnings. At September 30, 2020, the Company is the holder of two debt securities, the Tonogold CPS and Tonogold Note (Note 3), for both of which the Company has elected the fair value option with unrealized holding gains and losses recognized in current earnings.

Equity securities are generally measured at fair value. Unrealized gains and losses for equity securities are included in earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reassesses, at each reporting period, whether the equity security without a readily determinable fair value qualifies to be measured at cost minus impairment. Upon sale of an equity security, the realized gain or loss is recognized in earnings. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether the investment is impaired and, if so, records an impairment loss. At September 30, 2020, the Company has one equity security, Tonogold common shares (Note 3), that has a readily determinable fair value for which unrealized gains or losses are recognized in earnings. At September 30, 2020, the Company has one equity security,

Investment in Sierra Springs Opportunity Fund Inc (Note 23), that does not have a readily determinable fair value and thus is accounted for at its cost minus impairment.

Investments - Equity Method and Joint Ventures:

Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, would be accounted for under the equity method of accounting and included on the condensed consolidated balance sheets. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the companies or venture’s management committee. Under the equity method of accounting, our share of the net earnings or losses of the investee would be included in net income (loss) on the condensed consolidated statements of operations, since the activities of the investee would be closely aligned with the operations of the business segment holding the investment. We would evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At September 30, 2020, the Company's 25% investment in Pelen LLC (Note 21) is accounted for using the equity method.

For investments in companies and joint ventures in which the Company does not have joint control or significant influence, the investment is accounted for similar to investments in equity securities. For companies and joint ventures where the Company holds more than 50% of the voting interests, but less than 100%, and has significant influence, the company or joint venture is consolidated, and other investor interests are presented as noncontrolling. The Company’s investment in Comstock Mining LLC was consolidated with presentation of noncontrolling interest through September 8, 2020 when the Company’s remaining membership interest was sold (Note 20).

Convertible Instruments

In June 2019, the Company issued 1,274 shares of convertible preferred stock which, prior to September 30, 2019, were converted into 2,240,441 shares of the Company’s common stock (as adjusted for the November 2019 1-for-5 reverse stock split). The convertible preferred stock contained no embedded conversion features that were required to be separated from the host contract under prior accounting standards.

As of September 30, 2020 and December 31, 2019, the Company had no convertible instruments outstanding.

Derivative Instruments

Derivative instruments are recognized as either assets or liabilities in the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations, as a component of other income (expense).

Reverse Stock Split

Effective November 28, 2019, the Company completed a 1-for-5 (reverse) stock split of its authorized and outstanding common stock, as approved by its Board of Directors. All common shares and per share balances herein give effect to this reverse split.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining consolidated income tax expense.

Income taxes are provided for using the asset and liability method under which deferred income taxes arise from the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws in effect when such differences are expected to reverse. The Company is required to establish a valuation allowance against the deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including the reversal of temporary differences, projected future taxable income, tax planning strategies and recent financial operations. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses. Our income tax expense, and deferred tax assets and liabilities reflect management's best estimate of current and future taxes to be paid.

As of September 30, 2020, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence, and the Company currently estimates its annual effective income tax rate to be 0%. The effective tax rate for the Company differs from the federal rate of 21% primarily due to recording a full valuation allowance.

Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive.

Related Parties and Transactions

The Company identifies related parties, and accounts for and discloses related party transactions. Parties, which can be a corporation or individual, are considered to be related if either party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. See notes 5, 8, 11, 13, 22, and 23 to the condensed consolidated financial statements for the three and nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815. ASU 2020-01 which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. The Company's adoption of this standard has not had a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company modified its disclosures beginning in the first quarter of 2020 to conform to this guidance. The Company's adoption of this standard and the associated changes to the disclosures have not had a material impact on its consolidated financial statements.

COVID-19

The outbreak of the coronavirus (aka “COVID-19”) has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans, have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental interventions.

Nevada Governor Steve Sisolak signed Emergency Directive 033 that became effective on October 1, 2020, to facilitate larger gatherings and events while still diminishing personal contact and increasing the level of disinfection in high use areas. The controlling guidance below accompanies the requirements set forth in Directive 033. In order to minimize the risk of contracting and spreading the virus, minimum strict adherence to safety and infection prevention measures must be followed. All event venues, gathering organizers, hosts and individuals throughout the State must be fully compliant to ensure a successful next step in our reopening. The controlling guidance below is for planning, coordinating, or hosting in-person gatherings (e.g., events, conventions, corporate meetings, services, ceremonies and celebrations). These gatherings may take place in outdoor or indoor venues, including but not limited to, community centers, fellowship halls and gatherings spaces in faith-based buildings, halls, rental space in event centers, or outdoor event spaces. The guidance includes, but is not limited to, implementing 6-foot physical distancing practices, wearing face coverings at all times, conducting health screenings for all events, employees, and visitors by measuring temperature, and assessing detectible symptoms, among other required practices.

The Company is operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that have already resulted in delays of Mercury Clean Up LLC’s plans for commencing mercury recovery testing on the Comstock and in the Philippines (Note 22). It is not currently possible to reliably estimate the length and severity of these delays and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

2. Assets and Liabilities Held for Sale

As of September 30, 2020 and December 31, 2019, the Company had assets with a net book value of $6.3 million and $10.5 million, respectively, which met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year.

Assets held for sale include:

	September 30, 2020	December 31, 2019
Silver Springs properties:
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Daney Ranch (Land and buildings)	—	2,146,575
Lucerne Mine (Mineral rights and properties) (Note 20)	—	1,558,787
Gold Hill Hotel (Land and buildings)	—	478,366
Total assets held for sale	$6,328,338	$10,512,066

Liabilities held for sale include:

	September 30, 2020	December 31, 2019
Lucerne Properties (Reclamation liabilities)	$—	$1,019,705
Total liabilities held for sale	$—	$1,019,705

Assets Held for Sale - Silver Springs, Nevada

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, and October 1, 2020, the Company entered into agreements with Sierra Springs Enterprises Inc ("SSE"), a subsidiary of SSOF (Note 23), to sell two properties in Silver Springs, Nevada (the "Silver Springs properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million, and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs LLC (“DTSS”) for $3.6 million. The carrying value of the 160 acres of commercial land and DTSS membership rights were adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations as of December 31, 2019. As of September 30, 2020, the Company received $0.4 million in escrowed deposits from SSE for the sale of these assets and expects the sales to close during the fourth quarter of 2020. Proceeds from the sale of the Silver Springs properties must satisfy certain obligations due under the terms of the Promissory Notes described in Note 11.

Properties No Longer Classified Held for Sale

The Company had classified the Daney Ranch as an asset held for sale at December 31, 2019. On September 1, 2020, the Company, as lessor, entered into an agreement to lease the Daney Ranch for $9,000 per month, with lease payments applicable to the purchase price through an option to purchase the property for $2.7 million, if closed by September 1, 2022. The lease is extendable for a third year, with lease payments increasing to $10,000 per month, with just the last twelve months of lease payments applicable to the purchase price, if closed by September 1, 2023. As a result of this agreement, the property is included in properties, plant and equipment on the condensed consolidated balance sheets at September 30, 2020. Upon the change in status, the Company recorded depreciation expense of $0.5 million included in real estate operating costs on the condensed consolidated statements of operations, to recognize the depreciation that would have been recognized had the property not been held for sale.

On September 8, 2020, the membership interest purchase agreement with Tonogold closed (Note 20), and the Company transferred 100% of the membership interests in Comstock Mining LLC, the entity that owns the Lucerne Mine mineral rights and properties, to Tonogold. The associated assets and liabilities held for sale were removed from the condensed consolidated balance sheets.

The Company had classified the Gold Hill Hotel as an asset held for sale at December 31, 2019. On September 28, 2020, management decided to retain the Gold Hill Hotel as an income-producing property, and canceled its listing for sale. As a result, the property is included in properties, plant and equipment on the condensed consolidated balance sheets at September 30, 2020. Upon the change in status, the Company recorded depreciation expense of $0.2 million included in real estate operating costs on the condensed consolidated statements of operations, to recognize the depreciation that would have been recognized had the property not been held for sale.

3. Tonogold Resources Inc. ("Tonogold") Securities

Investments in Tonogold Convertible Preferred and Common Shares

The consideration received for Tonogold's acquisition of Comstock Mining LLC under the membership interest purchase agreement (the "Purchase Agreement") (Note 20) included shares of Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS").

During 2019, the Company received $6.1 million in Tonogold CPS. The CPS became convertible into common shares on May 22, 2020. The conversion price for the CPS is the lower of (1) 85% of the 20-day volume weighted closing price or (2) $0.18 cents per share. Tonogold can redeem the CPS prior to conversion, at a redemption price 120% of the face value of the CPS. The CPS was recorded at a fair value of $7.6 million when received.

On May 22, 2020, and September 29, 2020, the Company elected to convert $1.1 million and $2.8 million of CPS, respectively, at $0.18 per common share, for a total of 21,777,778 Tonogold common shares. On October 2, 2020, Tonogold redeemed the remaining $2.2 million of CPS for $2.6 million in cash, representing 120% of face value.

During the three and nine months ended September 30, 2020, the Company sold 3,450,138 Tonogold common shares at an average price of $0.40 per share for gross proceeds of $1.4 million and 3,557,209 common shares also at an average price of $0.40 per share for gross proceeds of $1.4 million, respectively.

At September 30, 2020, the Company has total investments in Tonogold valued at $9.7 million, including $2.2 million in CPS valued at $2.6 million, and 18,220,569 common shares valued at $7.1 million. The fair value of the common shares is based on the $0.39 closing share price (OTC: TNGL) on September 30, 2020 (Note 17).

Tonogold Note Receivable

The consideration received for Tonogold's acquisition of Comstock Mining LLC (Note 20) included a senior secured convertible note (the "Note"). The Note had an initial principal balance of $5,475,000 when the Note was issued on March 20, 2020. The outstanding principal balance was $4,475,000 when the Purchase Agreement closed on September 8, 2020. The Note has an interest rate of 12%, with interest payable monthly. The principal is due on September 20, 2021, unless extended by the Company.

The Note includes the following features: 1) conversion feature allowing the Company, at the Company's sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing the Company to redeem the Note in cash at a 125% premium; 3) event of default redemption right allowing the Company the right to redeem the Note in cash at a 118% premium; and 4) an option for the Company to extend the maturity date. On September 8, 2020, the fair value of the Note was $6.1 million, based on a Monte Carlo model with various inputs, including the Tonogold common share price of $0.35, volatility of 96%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30%, probability of prepayment of 5%, probability of change of control of 5% and probability of default of 27%. On September 30, 2020, the fair value was updated with a Tonogold common share price of $0.39, resulting in a fair value of $6.4 million, and a gain in change in fair value of $0.3 million recorded in other income in the condensed consolidated statements of operations.

The Note was previously accounted for as a contingent forward (Note 20). Upon closing of the Purchase Agreement, the contingencies were eliminated, and the Note was recorded as a current asset in the condensed consolidated balance sheets.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
Land and property deposits	$10,100	$10,100
Purchase Option for Pelen LLC (Note 21)	100,000	—
Advance to Sierra Springs Opportunity Fund (Note 23)	1,315,000	—
Surety bond and insurance	84,593	110,558
Investor relations subscription	28,356	—
Other	315,783	199,919
Total prepaid expenses and other current assets	$1,853,832	$320,577

5. Mineral Rights and Properties, Net

Mineral rights and properties consisted of the following:

	September 30, 2020	December 31, 2019
Dayton resource area	$2,971,838	$2,971,838
Spring Valley area	1,530,332	1,530,332
Oest area	307,522	307,522
Occidental area	1,002,172	1,002,172
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$6,497,644	$6,497,644

These mineral rights and properties are segmented based on the Company’s identified resource areas and exploration targets.

On February 25, 2020, the Company sold two patented mining claims and five unpatented mining claims (the "Wild Horse" properties) to Hercules Gold USA LLC ("Hercules") for a total purchase price of $100,000 plus a 2% net smelter returns royalty on future mineral production from these properties. Hercules has the option to purchase the royalty for $75,000 for each one percent (1%) per each patented or unpatented claim. There was no book value for the Wild Horse properties, so the entire purchase price represented a gain recorded in other income.

On May 5, 2020, the Company renewed the lease with Fred Garrett et al for one patented mining claim located in Storey County, Nevada. The new lease terms provide for a five-year Exploration Term followed by a fifteen-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 180 days. The lease fee is $250 per month, increasing to $1,000 per month when all permits for placing the property into production have been obtained.

On May 21, 2020, the Company exercised its option with New Daney Company Inc. ("New Daney") to purchase seven unpatented lode mining claims located in Spring Valley, south of the Company's Dayton resource area. These claims have been leased from New Daney since 2010. The claims are being purchased for a total of $100,000, inclusive of a 3% net smelter returns royalty. The Company paid $10,000 upon signing, and $1,000 on June 4, 2020. Additional payments of $1,000 per month will be made, with a final $85,000 payment at closing, on or before November 26, 2020. Until closing, these payments are shown on the condensed consolidated balance sheets in prepaid expenses and other current assets. On October 8, 2020, the Company closed the transaction with a payment in full for the $85,000 balance.

On July 9, 2020, the Company amended the lease with Renegade Mineral Holdings for 26 unpatented mining claims in the area of our Occidental exploration target. Under the terms of the amendment, the Additional Term was lengthened to ten years, and an optional ten-year Second Additional Term was added, which would extend the lease through September 30, 2039. The lease payment remains $2,250 per quarter, and will increase to $3,000 per quarter in the Second Additional Term. The work commitment was increased to $250,000 by September 30, 2021, and a cumulative $500,000 by September 30, 2023.

On September 1, 2020, the Company entered into a new mineral exploration and mining lease with the Sutro Tunnel Company ("Sutro") (a related party through the Company's 25% interest in Pelen LLC, owner of the Sutro Tunnel Company). The lease covers patented mining claims, exploration rights, and access over and through town lots in Gold Hill and Virginia City. The lease also provides the right to explore the Sutro Tunnel. The previous lease with Sutro expired December 31, 2017, and had been extended on a month-to-month basis since.

The new Sutro lease provides the right to explore, develop, and mine all minerals on or in the property, including surface dumps. The lease is for a term of five years, with automatic renewals for an addition ten years, and then continues thereafter for so long as operations continue on the property, or on a month-to-month basis so long as the Company continues to make the monthly rental payments, unless explicitly terminated. The rental payment is $5,000 per month for the first five years, increasing to $10,000 per month and then $15,000 per month in the second and third five-year periods, respectively. During the extended period after the first fifteen years, the rental payment increases to $20,000 per month. Total mineral lease payments to Sutro were $5,000 and $11,000 for the three and nine months ended September 30, 2020, and $2,250 and $6,750 for the three and nine months ended September 30, 2019, respectively.

All the Company's mineral exploration and mining lease payments are classified as costs applicable to mining in the condensed consolidated statements of operations.

6. Properties, Plant and Equipment

Properties, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Land and buildings leased to others
Daney Ranch	$2,261,263	$—
Gold Hill Hotel	753,272	—
Other real estate	283,776	283,776
Less accumulated depreciation	(1,365,751)	(275,106)
Total, net	1,932,560	8,670

Property, plant, and equipment for mineral processing
American Flat land and buildings	6,500,816	6,500,817
Crushing, processing, and refining plant and equipment	21,113,177	21,113,177
Retirement obligation asset	72,454	115,926
Less accumulated depreciation	(24,365,260)	(24,074,287)
Total, net	3,321,187	3,655,633

Other property and equipment
Comstock corporate campus	1,549,453	1,549,453
Vehicle and equipment	2,267,916	2,267,916
Furniture and fixtures	549,860	549,860
Less accumulated depreciation	(839,568)	(787,344)
Total, net	3,527,661	3,579,885

Total properties, plant and equipment, net	$8,781,408	$7,244,188

During the three and nine months ended September 30, 2020, the Company recognized depreciation expense of $0.8 million and $1.1 million, respectively. This included $0.7 million of depreciation, included in real estate operating costs for the three months ended September 30, 2020, for the Gold Hill Hotel and Daney Ranch properties, to recognize the depreciation that would have been recognized had the properties not been held for sale. During the three and nine months ended September 30, 2019, the Company recognized depreciation expense of $0.4 million and 1.1 million, respectively.

8. Deposits for Investments

Deposits for investment in Mercury Clean Up LLC

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up LLC (“MCU”) (Note 22). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions that was payable in cash of $1.15 million and shares of the Company's common stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

The MCU Agreement offers the Company the opportunity to acquire an additional 10% of the fully-diluted equity ownership by investing, or arranging for the investment of an additional $3.0 million in the Joint Ventures. Until this additional investment is recovered, 75% of any profits from the Joint Ventures will be distributed to the Company, and thereafter there will be a 50/50 distribution of profits.

On July 18, 2019, the Company issued 900,000 shares of restricted common stock with a fair value of $751,050 to MCU to fund the MCU capital contribution. The shares were subsequently liquidated by MCU for gross proceeds of approximately $0.5 million. On May 15, 2020, the Company issued MCU an additional 625,000 shares of restricted common stock with a fair value of $314,687 to fund the difference between proceeds received by MCU and the required 0.85 million capital contribution.

The Company paid MCU $0.4 million in cash during the nine months ended September 30, 2020, bringing the total to $1.15 million in cash as of September 30, 2020, satisfying the required cash contribution. Since the transaction has not closed, these amounts are recorded as prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company expects to close the MCU Agreement in the fourth quarter of 2020.

Deposits for investment in MCU Philippines Inc. ("MCU-P")

The Company entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein MCU and the Company have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”). MCU and the Company formed a new entity called MCU Philippines Inc. ("MCU-P") to engage in the Philippine Opportunity. During the three months ended September 30, 2020, the Company made cash deposits totaling $1 million for MCU-P, committed another $1 million equity investment in MCU and a joint venture with MCU, and committed up to $1 million in secured loans. These Company investments, when completed, will meet the requirements of the additional investments in the MCU Agreement, and result in the full 25% interest in MCU and direct 50% joint venture participation in both the Philippine and Comstock Lode systems. The Company expects to close the MCU-P transaction in the first quarter of 2021. The Company’s chief executive officer is a director of MCU-P.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued make-whole for Mercury Clean Up LLC (Note 22)	$—	$452,740
Accrued interest expense	—	264,268
Accrued Northern Comstock LLC payments (Note 20)	67,708	180,833
Accrued payroll costs	121,476	165,543
Accrued make-whole for Pelen LLC (Note 21)	—	222,602
Accrued Board of Directors fees	75,000	120,000
Accrued vendor liabilities	126,041	309,515
Other accrued expenses	59,646	139,930
Total accrued expenses and other liabilities	$449,871	$1,855,431

The accrued expense for Northern Comstock LLC represents the difference in timing of expense recognition and required and actual monthly payments.

10. Deposits

Deposits consisted of the following:

	September 30, 2020	December 31, 2019
Deposits toward sale of Silver Springs properties (Note 23)	$410,100	$310,100
Prepaid Tonogold expense reimbursements	78,855	—
Tonogold mineral exploration lease	9,167	8,284
Total deposits	$498,122	$318,384

11. Long-Term Debt

Long-term debt consisted of the following:

Note Description	September 30, 2020	December 31, 2019
Senior Secured Debenture (GF Comstock 2) - 11% interest, due Dec 2020	$—	$4,929,277
Concorde Trust Unsecured Promissory Note - 12% interest, due 2021	3,679,680	—
Bean Trust Unsecured Promissory Note - 12% interest, due 2021	636,256	—
Scott H. Jolcover Unsecured Promissory Note - 12% interest, due 2021	159,064	—
Caterpillar Financial Services Unsecured Note Payable - 5.75% interest, due 2021	511,047	645,891
Total debt	4,986,047	5,575,168
Less: debt discounts and issuance costs	(220,793)	(163,094)
Total debt, net of discounts and issuance costs	4,765,254	5,412,074
Less: current maturities	(4,690,155)	(328,068)
Long-term debt, net of discounts and issuance costs	$75,099	$5,084,006

Debt Obligations

Concorde Trust, Bean Trust, & Scott H. Jolcover Unsecured Promissory Notes

On August 6, 2020, the Company entered into three unsecured promissory notes (the "Promissory Notes") in order to refinance existing indebtedness on more favorable terms. The Promissory Notes, with the Concorde Trust, Bean Trust, and Mr. Scott H. Jolcover (a member of the Company's management), have an aggregate principal amount of $4,475,000, were issued at an original issue discount of $255,000, bear interest at a rate of 12% per annum payable monthly, and mature on September 20, 2021. The Promissory Notes are unsecured, but contain covenants that prohibit the Company from incurring debt that matures prior to the maturity date of the Promissory Notes or that is senior in right of payment, and require the Company to prepay the Promissory Notes with at least 80% of the net cash proceeds received by the Company with respect to the sale of the Company's properties in Silver Springs, Nevada. The Company is permitted to defer payment of up to 34% of the principal payment (or approximately $1.5 million) due on the maturity date of the Promissory Notes for an additional two years (i.e., until September 20, 2023), in exchange for two year warrants to purchase the Company’s common stock based on a 10% discount to the 20-day volume weighted average price of the Company’s common stock on the maturity date of the Promissory Notes. Based on a separate valuation analysis, the Company determined fair value of the Promissory Notes approximated their face value, as embedded derivatives that required bifurcation had de minimis estimated fair values on the date of issue and at September 30, 2020. As of September 30, 2020, Scott Jolcover, a member of the Company’s management, held $159,064 face value of the Promissory Notes, and had received $2,876 in payments of interest for the three months ended September 30, 2020.

GF Comstock 2 LP

On January 13, 2017, the Company issued an 11% Senior Secured Debenture (the "Debenture") to GF Comstock 2 LP due January 13, 2021, in an aggregate principal amount of $10.7 million. Interest was payable semi-annually. The Debenture was collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of its subsidiaries. Hard Rock Nevada Inc., controlled by Scott Jolcover, a member of the Company's management, and another related party who is a significant shareholder of the Company, participated in this financing. In addition, J. Clark Gillam, a former director of the Company is a manager and member of the general partner of GF Capital 2 LP. Mr. Gillam resigned from the Company's board of directors on September 20, 2020.

The Debenture was issued at a discount of approximately $0.6 million and with additional issuance costs of approximately $0.5 million. The Debenture also required an additional "Make Whole" obligation totaling approximately $0.7 million. The Company recorded the Debenture at face value, net of the discount, issuance costs and Make Whole obligation, which approximated its estimated fair value. The discount, issuance costs and Make Whole obligation were amortized to interest expense during the term of the Debenture.

On August 11, 2020, the Company retired the Debenture by paying the remaining principal balance of approximately $4.0 million, plus the remaining Make Whole obligation of $0.2 million. Upon retirement, all securing collateral was released. The Company recognized a loss on early retirement of debt of $51,000. Interest expense on the Debenture was $82,646 and $423,318 for the three and nine months ended September 30, 2020, and $330,080 and $1,065,947 for the three and nine months ended September 30, 2019, respectively. Tonogold reimbursed $41,071 and $260,795 of the Debenture interest for the three and nine months ended September 30, 2020, respectively, and reimbursed $161,160 and $278,623 of the Debenture interest for the three and nine months ended September 30, 2019, respectively.

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation (“CAT”) relating to certain finance and lease agreements (the “CAT Agreement”). Under the terms of the CAT Agreement, the obligations to CAT bear interest at 5.7% and mature on November 1, 2021, with scheduled payments of $29,570 per month. The obligations were recorded at face value, which approximated fair value.

On June 29, 2020, Comstock and CAT modified the CAT Agreement allowing for four months of deferred payments, with no extension of terms, beginning with the May 1, 2020, payment and extending through August 1, 2020. Interest payable for the four deferred payments was added to principal, after which monthly payment amounts were increased to $37,817 per month, beginning on September 1, 2020.

12. Long-Term Reclamation Liability

Following is a reconciliation of the Company's aggregate reclamation liability, including asset retirement obligations, associated with our reclamation plan for our mining projects:

	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Long-term reclamation liability — beginning of period	$6,034,208	$7,441,091
Reduction of obligation	—	(410,018)
Amount reclassified to liabilities held for sale	—	(1,019,705)
Accretion of reclamation liability	15,533	22,840
Long-term reclamation liability — end of period	$6,049,741	$6,034,208

Reclamation Liability Reduction by NDEP

On April 30, 2019, the Company was notified by the Nevada Division of Environmental Protection ("NDEP") that the Company's successful reclamation of parts of the Lucerne mine area had reduced the Lucerne project reclamation cost estimate with an updated reclamation bond requirement of $6.8 million. Our total reclamation liability also includes cost estimates for our Dayton project and enhanced reclamation obligations in Storey County, Nevada.

13. Leases

Lease expense

The Company has an operating lease, as lessee, and the Sutro Tunnel Company (a related party through the Company's 25% interest in Pelen, owner of the Sutro Tunnel Company) as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease.

For the three and nine months ended September 30, 2020, the fixed operating lease expense was $2,250 and $6,750, respectively, with 8.1 years remaining on the lease. For the three and nine months ended September 30, 2019, the fixed operating lease expense was $2,250 and $6,750, respectively, with 9.1 years remaining on the lease.

Supplemental information related to the Company's operating lease follows for the nine months ended:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$6,750	$6,750

The Company has the following lease balances recorded in the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	September 30, 2020	December 31, 2019
Operating lease right-of-use asset	Other assets	$52,334	$45,485

Operating lease liability - current	Accrued expenses and other liabilities	$3,477	$9,000
Operating lease liability - long-term	Other liabilities	50,779	36,668
Total operating lease liabilities		$54,256	$45,668

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2020	$2,300
2021	9,350
2022	9,650
2023	9,950
2024	10,250
Thereafter	42,050
Total operating lease payments	83,550
Less: Imputed interest	29,294
Present value of lease liabilities	$54,256

Lease Income

Real estate revenue from operating leases on our land and buildings leased to others (Note 6) for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Daney Ranch	$16,000	$3,300	$21,000	$6,600
Gold Hill Hotel	13,500	24,000	61,500	72,000
Lab and office space	5,000	7,500	20,000	15,000
Land	4,500	4,500	13,500	13,500
All other residential	10,425	9,050	30,225	23,032
Total real estate revenue from operating leases	$49,425	$48,350	$146,225	$130,132

On September 1, 2020, the Company entered into an agreement to lease the Daney Ranch for $9,000 per month, with lease payments applicable to the purchase price through an option to purchase the property for $2.7 million, if closed by September 1, 2022 (Note 2).

14. Commitments and Contingencies

Royalty Agreements

The Company has minimum royalty obligations with certain of its mineral properties and leases. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of net smelter returns ("NSR") from minerals produced on the properties, with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of gold.

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

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020. The appellate briefing was completed with the filing of CRA’s Reply Brief on May 8, 2020. The Nevada Supreme Court has not yet acted on this matter.

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with the U.S. Department of Labor - Occupational Safety and Health Administration (“OSHA”) regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages, as well as interest and legal fees and costs. On April 10, 2020, the Company filed its reply to the complaint, and believes that those terminations were appropriate and lawful and is vigorously defending the complaint.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

15. Equity

Convertible Preferred Stock

In June 2019, the Company entered into the Securities Purchase Agreement with Temple Tower Group LLC ("Temple") providing for the issuance and sale to Temple of 1,274 preferred shares with a stated value of $1,000 per share, for net proceeds to the Company of $1.1 million with 191 of the preferred shares representing due diligence fees. The Company recorded the difference between the proceeds of $1.1 million and the fair value of $1.5 million as a cost of issuing the preferred shares. The preferred shares were issued pursuant to the Company’s registration statement on Form S-3 and were convertible into the Company’s common stock. For the three months ended September 30, 2019, Temple converted all the preferred shares for 2,240,441 common shares at an average share price of $0.57 cents.

Equity Offering Programs

In July 2020, the Company entered into an equity purchase agreement (the “2020 Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, to Leviston. From July 13, 2020 through September 23, 2020, the Company raised $2.5 million by issuing 2,793,586 common shares at a price of $0.89 per common share. The Company issued 173,611 restricted common shares, with a fair value of $125,000, in commitment fees. As of September 30, 2020, the 2020 Leviston Equity Agreement has no remaining unused capacity.

In July 2020, the Company entered into a common stock purchase agreement (the "2020 Triton Equity Agreement") with Triton Funds L.P., (“Triton”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Triton. On July 22, 2020, the Company issued 2,040,483 common shares to Triton for net proceeds of $1.25 million, at a price of $0.61 per common share. As of September 30, 2020, the 2020 Triton Equity Agreement has no remaining unused capacity.

In October 2019, the Company entered into a new equity purchase agreement, (the “2019 Sales Agreement”), with Leviston to sell up to $1.25 million in shares of the Company’s common stock from time to time at the Company’s option. Pursuant to the 2019 Sales Agreement, the Company agreed to deliver additional shares of common stock with a value of 5% of the aggregate offering price to Leviston as a commitment fee. As of September 30, 2020, the Company had issued shares with an aggregate sales price of $1.25 million under the 2019 Sales Agreement. The Company issued 284,852 shares in commitment fees to Leviston in 2019. The 2019 Sales Agreement has no remaining unused capacity.

In February 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the purchase of up to $50 million of the Company’s securities, from time to time. In February 2019, the Company also entered into an equity purchase agreement (the "2019 Equity Agreement") with the Murray Family Office ("Murray FO") for the sale of up to $5 million in shares of the Company's common stock from time to time, at the Company’s option, subject to certain restrictions and at a 10% discount to a volume weighted average price. The 2019 Equity Agreement has no remaining unused capacity.

Effective August 2018, the Company entered into an equity sales agreement with Leviston (the "2018 Sales Agreement") for the sale of up to $2.25 million of the Company's common stock. Through September 30, 2019, the Company had issued 2,327,400 common shares at an average price of $0.74 per share, totaling $1.7 million under the 2018 Sales Agreement. The Company issued 261,628 shares in due diligence fees to Leviston in 2018. Final proceeds from the 2018 Sales Agreement were received in February 2019, and the 2018 Sales Agreement was terminated.

Following is a reconciliation of the common stock transactions under the Company's Equity Offering Programs for the nine months ended September 30, 2020, and 2019, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Number of shares sold	5,921,219	4,291,675

Gross cash proceeds	$4,322,622	$3,002,157
Fees	(255,070)	(520,750)
Net proceeds	$4,067,552	$2,481,407

Average price per share	$0.73	$0.70

Share-Based Compensation

On May 28, 2020, Comstock’s Board of Directors resolved to grant certain share-based compensation payable to the board members, in lieu of cash, in consideration of certain past and current service to the Company and also resolved to grant certain share-based compensation to members of management, including the chief executive officer and other key employees of the company, in consideration of service to the Company. These share-based payments are granted under the previously approved 2011 Equity Compensation Plan. The grant date for both the shares and the options is May 28, 2020.

Board members were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the

Company's closing price on May 28, 2020. Compensation cost totaling $176,400 was recorded as a general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Employees were granted 138,800 fully vested options to acquire common shares with an exercise price equal to the closing sales price on the date of the grant, or $0.56 per share, and expiring on the second anniversary of the grant. Fair value of stock options was calculated using a Black-Scholes model with the following inputs: stock price on the grant date and exercise price - $0.56 per share; expected term - 1 year; annualized risk-free rate - 0.17%; and, annualized volatility - 92.91%. Based on these inputs, the fair-value option price is $0.20 per share. Compensation cost for the options issued totaled $27,849 and was recorded in the statements of operations for the nine months ended September 30, 2020. There were no options issued or outstanding in the nine months ended September 30, 2019. No options were exercised from the date of issuance through September 30, 2020. The intrinsic value of these options was $71,760 at September 30, 2020.

16. Net Income (Loss) Per Common Share

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

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Comstock Mining Inc.	$17,330,062	$386,897	$18,342,836	$(3,525,912)

Denominator:
Basic weighted average shares outstanding	32,082,972	20,012,581	29,210,777	17,496,437
Incremental shares	58,007	—	26,463	—
Diluted weighted average shares outstanding	32,140,979	20,012,581	29,237,240	17,496,437

Net income (loss) per common share:
Basic EPS	$0.54	$0.02	$0.63	$(0.20)
Diluted EPS	$0.54	$0.02	$0.63	$(0.20)

17. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets at September 30, 2020 measured at fair value on a recurring basis:

		Fair Value Measurements at
		September 30, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 3)	$2,616,000	$—	$—	$2,616,000
Common shares of Tonogold (Note 3)	7,106,022	7,106,022	—	—
Tonogold note receivable (Note 3)	6,397,497	—	—	6,397,497
Total Assets	$16,119,519	$7,106,022	$—	$9,013,497

The following table presents our assets and liabilities at December 31, 2019 measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Convertible preferred shares of Tonogold (Note 3)	$9,080,000	$—	$—	$9,080,000
Total Assets	$9,080,000	$—	$—	$9,080,000

Liabilities:
Accrued make-whole for Pelen LLC (Note 21)	$222,602	$—	$222,602	$—
Accrued make-whole for Mercury Clean Up LLC (Note 22)	452,740	—	452,740	—
Total Liabilities	$675,342	$—	$675,342	$—

The following tables provide reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$10,581,334	$4,995,000	$9,080,000	$—
Total gains or losses recognized in earnings	(2,890,502)	(332,263)	(1,522,120)	(332,263)
Additions				—
Convertible preferred shares of Tonogold	—	987,263	—	5,982,263
Contingent forward asset	—	—	1,232,952
Tonogold note receivable	6,141,497	—	6,141,497	—
Transfers
Tonogold preferred shares converted to Tonogold common shares	(2,820,000)	—	(3,920,000)	—
Contingent forward asset	(1,998,832)	—	(1,998,832)	—
Ending balance	$9,013,497	$5,650,000	$9,013,497	$5,650,000

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible Preferred Shares of Tonogold

The consideration received for Tonogold's acquisition of Comstock Mining LLC (Note 20) included shares of Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS"). The CPS was convertible into Tonogold common stock on May 22, 2020, at the lowest of (1) $0.18 per share, or (2) 85% of Tonogold’s 20-day volume-weighted closing price prior to conversion. Since the CPS shares are not listed securities, and have no readily available market, the Company elected the fair value option for this financial instrument. It was recorded at fair value when received, and is adjusted to fair value at the end of each reporting period, with changes in fair value reported in net earnings. The Company received CPS as follows: May 31, 2019 ($3.92 million), August 30, 2019 ($0.83 million), October 14, 2019 ($0.75 million), December 19, 2019 ($0.50 million), and December 30, 2019 ($0.10 million). The Company recorded the receipt of the CPS at a fair value of $7.6 million when received and recorded $2.5 million in other expense and $2.5 million in other expense for the changes in fair value for the three and nine months ended September 30, 2020, respectively. The Company recorded $0.3 million in other expense and $0.3 million in other expense for the changes in fair value for the three and nine months ended September 30, 2019, respectively.

In previous quarters, the fair value of the Tonogold convertible preferred shares was based on a Monte Carlo model with various inputs including the Tonogold common share price, private placement conversion price ceiling of $0.18 per share and estimates of volatility, risk-free rate, cost of debt, redemption probability, and illiquidity discount. On September 14, 2020, it was announced that Tonogold's acquisition of Comstock Mining LLC, owner of the Lucerne properties, was complete (Note 20). Tonogold also completed an equity capital raise and experienced an increase in common share trading volume making it more likely that the redemption provision would be applied. Based on these considerations, the fair value of convertible preferred shares of Tonogold was estimated at 120% of par value at September 30, 2020. The convertible preferred shares are classified within Level 3 of the valuation hierarchy.

Common Shares of Tonogold

On May 22, 2020, the Company converted $1.1 million of CPS (that is, 1,100 Tonogold preferred shares) into 6,111,111 Tonogold common shares. On September 29, 2020, the Company converted $2.82 million of CPS (that is, 2,820 Tonogold preferred shares) into 15,666,667 Tonogold common shares. The Company sold 3,557,209 of the shares, and held 18,220,569 Tonogold common shares with a fair value based on the $0.39 closing share price (OTC:TNGL) on September 30, 2020.

Tonogold Note Receivable

In connection with Tonogold's acquisition of Comstock Mining LLC (Note 20), on September 8, 2020, the Company recorded a senior secured convertible note (the "Note") due from Tonogold with a principal amount of $4,475,000 and a 12% annual interest rate. Interest is due and payable monthly with the principal due and payable on September 20, 2021 (the “Maturity Date”). The Note may be converted into Tonogold common shares, at the sole discretion of the Company, at the Maturity Date, upon an event of default or upon a partial or whole prepayment by Tonogold. The Maturity Date may be extended at the Company’s option if an event of default has occurred or is expected to occur or a fundamental transaction (as defined by the Note) has been announced but not yet closed. Because of the embedded features, the Company made the irrevocable election to report the Note on a fair value basis. Fair value of the Tonogold Note is based on a Monte Carlo model with the following inputs: Tonogold common share price - $0.39; volatility – 96%; risk free rate – 0.15%; cost of debt – 11.12%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021. The Company recorded the Tonogold Note at a fair value of $6.1 million as of September 8, 2020 and recorded an additional $0.3 million for the change in fair value as other income for the three and nine months ended September 30, 2020.

Contingent Forward

On March 20, 2020, Tonogold issued a senior secured convertible note with a principal amount of $5,475,000 to the Company, reflecting Tonogold’s intent to purchase additional membership interests in Comstock Mining LLC (Note 20) in the future at a specified price (the “Contingent Forward”). The Contingent Forward included the following features: 1) conversion feature allowing Comstock, at the Company’s sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock, to redeem the note in cash at a 125% premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118% premium; and 4) a payment modification included in the Contingent Forward. The fair value of the Contingent Forward is based on a Monte Carlo model with various inputs. These inputs include the Tonogold common share price of $0.35 on September 8, 2020, volatility of 96.0%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30.0%, probability of prepayment of 5%, probability of change in control of 5% and probability of default of 27%. The Company recorded $0.6 million in other expense and $0.8 million in other income for the three and nine months ended September 30, 2020, respectively. The contingent forward asset was netted against the gain on sale of Comstock Mining LLC recorded for the three months ended September 30, 2020.

Accrued Make-Whole for Pelen LLC

The Pelen make-whole was valued based on the difference between the valuation of the outstanding Comstock common shares held by the seller of the Pelen membership interests (Note 21) at the volume-weighted price per share for five consecutive trading days preceding the date of determination of $0.47 at December 31, 2019, as compared to the remaining aggregate proceeds due. Because the inputs are observable market-based inputs, this instrument is classified within Level 2 of the valuation hierarchy. In April 2020, the Company purchased the 25% membership interest in Pelen LLC, settling all amounts due. No make-whole accrual remains in the condensed consolidated balance sheets at September 30, 2020.

Accrued Make-Whole for Mercury Clean Up LLC

The MCU make-whole was valued based on the difference between the valuation of the Company's common shares received by MCU and the required stock-based investment of $850,000 (Note 22). For the three months ended June 30, 2020, MCU sold 900,000 Comstock common shares for net proceeds of $465,127, reducing the remaining make-whole liability to $384,873. On May 15, 2020, the Company issued an additional 625,000 shares of its common stock to MCU. The accrued make-whole is zero at September 30, 2020, because the value of the Company's common shares held by MCU at the Company's closing share price of $1.08 on that date exceeded the remaining liability. The inputs are observable and market-based, so the instrument is classified within Level 2 of the valuation hierarchy.

Other Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these financial instruments. At September 30, 2020 and December 31, 2019, the fair value of the Company's debt obligations approximated $4.8 million and $5.4 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions.

18. Segment Reporting

Our management organizes the Company into two operating segments: mining and real estate. Our mining segment consists of all activities and expenditures associated with exploration, mineral development and mining. Our real estate segment consists of land, real estate rental properties, the Gold Hill Hotel, and the Daney Ranch. We evaluate the performance of our operating segments based on operating income (loss). All intercompany transactions have been eliminated. Financial information relating to our reportable operating segments and reconciliation to the consolidated totals follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Mining	$—	$—	$—	$—
Real estate (Note 13)	49,425	48,350	146,225	130,132
Total revenue	49,425	48,350	146,225	130,132

Costs and Expenses
Mining	(832,040)	(832,082)	(3,332,742)	(3,913,388)
Real estate	(698,957)	(8,651)	(727,873)	(31,362)
Total costs and expenses	(1,530,997)	(840,733)	(4,060,615)	(3,944,750)

Operating Income (Loss)
Mining	(832,040)	(832,082)	(3,332,742)	(3,913,388)
Real estate	(649,532)	39,699	(581,648)	98,770
Total loss from operations	(1,481,572)	(792,383)	(3,914,390)	(3,814,618)

Gain on sale of membership interests in Comstock Mining LLC (Note 20)	18,275,846	—	18,275,846	—
Change in estimated fair value of contingent forward asset	(647,502)	—	765,880	—
Interest expense	(164,448)	(179,588)	(306,692)	(822,632)
Other income (expense) (Note 19)	1,347,738	1,358,868	3,522,192	1,111,338
Net income (loss)	$17,330,062	$386,897	$18,342,836	$(3,525,912)

Capital Expenditures
Mining	$4,000	$—	$15,000	$—
Real estate	—	550,000	—	1,635,000
Total capital expenditures	$4,000	$550,000	$15,000	$1,635,000

Depreciation, Amortization, and Depletion
Mining	$86,082	$396,910	$386,671	$1,565,841
Real estate	690,151	2,465	705,233	7,395
Total depreciation, amortization, and depletion	$776,233	$399,375	$1,091,904	$1,573,236

	As of September 30,	As of December 31,
	2020	2019
Assets
Mining	$39,355,282	$30,106,865
Real estate	8,814,813	9,463,027
Total assets	$48,170,095	$39,569,892

19. Other Income and Expense

Other income (expense) net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on sale of membership interests in Comstock Mining LLC	$18,275,846	$—	$18,275,846	$—
Change in estimated fair value of contingent forward asset	(647,502)	—	765,880	—
Interest expense	(164,448)	(179,588)	(306,692)	(822,632)

Other Income
Interest income	142,365	11,136	328,391	73,411
Mining lease income	10,167	1,667	30,167	1,667
Realized gain on sale of shares of Tonogold common stock	743,535	—	767,275	—
Change in estimated fair value of Tonogold CPS and common shares	(53,610)	(332,263)	1,282,319	(332,263)
Change in estimated value of Tonogold note receivable	256,000	—	256,000	—
Loss on early retirement of GF Comstock debenture	(51,433)	—	(51,433)	—
Preferred shares issuance cost	—	—	—	(432,000)
Make whole obligations	—	(517,558)	162,711	(417,341)
Recognition of PPP proceeds	67,624	—	261,170	—
Gain on sale of mineral rights and property, plant, and equipment	—	(6,250)	100,000
Reimbursements from Tonogold	84,944	—	234,944	—
Termination of Tonogold option agreement	—	2,200,000	—	2,200,000
Final settlement of outstanding amounts due	144,473	—	144,473	—
All other	3,673	2,136	6,175	17,864
Total other income (expense)	1,347,738	1,358,868	3,522,192	1,111,338
Total other income (expense), net	$18,811,634	$1,179,280	$22,257,226	$288,706

Final settlement of outstanding accounts payable relates to invoices received from American Mining and Tunneling ("AMT") after a settlement in 2017 of all amounts due. AMT recently confirmed the invoiced amounts are not owed.

20. Tonogold Resources Inc. ("Tonogold") Purchase, Lease, and Option Agreements

There are three agreements between the Company and Tonogold: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for the Company's American Flat processing facility.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as amended and restated on September 8, 2020, to sell its interests in Comstock Mining LLC (“CML”), a wholly-owned subsidiary whose sole net assets are the Lucerne properties and related permits, to Tonogold (the "Purchase Agreement”), with the initial closing on November 18, 2019.

On November 18, 2019, Tonogold received 50% of the membership interests of CML, in exchange for the consideration paid to date of $6.0 million in cash and CPS with fair value when received of $7.6 million. The Company retained all management control and authority over CML until Tonogold's membership interests totaled 100%. Accordingly, Tonogold’s membership interests in CML were accounted for as a noncontrolling interest in the condensed consolidated financial statements through September 8, 2020. The Company recorded the fair value received from Tonogold in excess of the noncontrolling interest as additional paid in capital.

On September 8, 2020, the Purchase Agreement was closed, and 100% of the membership interests were acquired by Tonogold. The fair value of the consideration by Tonogold for the membership interests in CML was $18.8 million, including cash, CPS, and a note receivable. The Company's gain on the sale was $18.3 million, recorded during the three months ended September 30, 2020 on the condensed consolidated statements of operations.

Fair Value
Cash	$7,065,000
Non-cash items - fair value on date received
Tonogold CPS (Note 17)	7,607,263
Tonogold note receivable (Note 17)	6,141,497
Contingent forward asset - fair value on settlement date (Note 17)	(1,998,832)
Total Consideration	18,814,928

Net carrying value Comstock Mining LLC	(539,082)

Net gain on sale	$18,275,846

Other features of the Purchase Agreement include Tonogold guaranteeing the Company’s future payments for its membership interests in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and the assumption of certain reclamation liabilities. The Company also retains a 1.5% net smelter returns ("NSR") royalty on the Lucerne properties.

Cash - Through September 8, 2020, the Company received $7.1 million in a series of cash payments from Tonogold, starting with a $1.0 million non-refundable deposit in January 2019, and concluding with $140,000 at closing of the Purchase Agreement.

Tonogold CPS - During 2019, the Company received $6.1 million in Tonogold Convertible Preferred Stock ("CPS"). The CPS became convertible into common shares on May 22, 2020. The conversion price for the CPS is the lower of (1) 85% of the 20-day volume weighted closing price or (2) 0.18 cents per share. Tonogold can redeem the CPS prior to conversion, at a price of 120% of the face value of the CPS. The CPS was recorded at a fair value of $7.6 million when received (Note 17).

Contingent Forward - On March 20, 2020 the Company and Tonogold secured the cash consideration remaining at that time with a 12% senior secured convertible note with an initial principal balance of $5.475 million (the "Note"). The Note is secured by the membership interests held by Tonogold, and was secured by all of CML's assets after the Company's Debenture (Note 11) was been paid in full and the related liens released.

In evaluating the accounting for the Note, the Company determined that although the Note represents legal form debt, it should be evaluated and accounted for based on the substance of the arrangement rather than its legal form. The Company concluded that the Note represented a contingent forward for the Company’s right to sell its membership interests in CML to Tonogold at a future date in exchange for cash consideration or common stock of Tonogold if certain options are elected (the “Contingent Forward”). The Company identified the Contingent Forward as a derivative which was adjusted to fair value at the end of each reporting period. The Company recorded the $1.2 million initial fair value of the Contingent Forward in additional paid in capital since Tonogold, a related party at the time, owned 50% of the membership interests of CML. The fair value of the contingent forward asset on September 8, 2020 was $2.0 million, and was an offset to the consideration received for the sale of Comstock Mining LLC recorded in the three months ended September 30, 2020.

Tonogold Note Receivable - After closing the transaction on September 8, 2020, the Contingent Forward was settled, and the Note was recharacterized as a note receivable from Tonogold. On that date, the remaining principal balance was $4,475,000, bearing a 12% annual interest rate. Interest is due and payable monthly with the principal due and payable on September 20, 2021 (the “Maturity Date”). The Note may be converted into Tonogold common shares, at the sole discretion of the Company, at the Maturity Date, upon an event of default or upon a partial or whole prepayment of the Note by Tonogold. The Maturity Date may be extended at the Company’s option if an event of default has occurred or is expected to occur, or a fundamental transaction (as defined in the Note) has been announced but not yet closed. Fair value of the Note is based on a Monte Carlo model with the following inputs: Tonogold common share price - $0.39; volatility – 96%; risk free rate – 0.15%; cost of debt – 11.12%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021. The Company recorded the Note at a fair value of $6.1 million at closing on September 8, 2020 and recorded an additional $0.3 million in other income for the change in fair value from September 8, 2020 to September 30, 2020.

Mineral Exploration and Mining Lease for Storey County Properties

On September 16, 2019, as amended and restated on December 23, 2019, the Company, as lessor, entered into a ten-year, renewable mineral exploration and mining lease with Tonogold for certain mineral properties owned or controlled by the Company in Storey County, Nevada (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials.

Tonogold pays a quarterly lease fee of $10,000. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold also reimburses the Company for all costs associated with owning the properties, including lease payments for any underlying, third-party leases. The Exploration Lease also provides for royalty payments after mining operations commence. For the first year following the commencement of mining, royalties will be paid to the Company at the rate of 3.0% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter.

The Exploration Lease provides that Tonogold’s exploration spending, permitting, and engineering commitments will be a cumulative total of at least $20 million over 20 years, at the rate of $1 million per year. Tonogold also committed to specific milestones for issuing technical reports on their results, culminating in a published Feasibility report by the 20th anniversary of the Exploration Lease.

The initial term of the Exploration Lease (the "Exploration Term") is 5 years, with Tonogold committing to spending at least $5 million for exploration, and to producing an NI 43-101 compliant technical report by the end of the 5th year. The Exploration Lease will automatically renew for a second, 10-year term (the "Development Term") as long as the commitments have been met. During the Development Term, Tonogold is committed to $10 million of additional expenditures for exploration, development, and technical reporting, and to producing an economically viable mine plan and an NI 43-101 compliant Pre-Feasibility report before the agreement's 15th anniversary.

The Exploration Lease will automatically renew for a third, 5-year term (“the Planning Term”) provided that the prior spending and reporting commitments have been met. During the Planning Term, Tonogold is committed to $5 million in additional expenditures for exploration, development, permitting, and technical reporting. By the 20th anniversary of the agreement, Tonogold also commits to producing an economically viable mine plan, and an NI 43-101 compliant Feasibility report, and will produce a mutually agreed-upon schedule for placing the properties into production.

If the spending and other commitments have been met during the Planning Term, the Exploration Lease will automatically continue in effect as long as development and permitting activities continue in compliance with a mutually agreed-upon schedule, or for so long as minerals are produced from the properties or from adjacent properties (the “Extended Term”).

On September 8, 2020, Tonogold announced that it had commenced a $7 million drill program, including both core and RC drilling, focused on the historically significant Comstock Lode.

Lease Option Agreement for the American Flat Processing Facility

On November 18, 2019, the Company, as lessor, entered into a lease-option to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1.1 million in expenses per year to maintain the option. If such option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10 million paid to the Company. The Lease Option Agreement remains in effect, but has not yet been exercised.

Other

For the nine months ended September 30, 2020, the Company received advance expense reimbursements from Tonogold totaling $2.3 million, and invoiced actual expense reimbursements totaling $2.2 million under the Purchase Agreement, the Exploration Lease, and the Lease Option Agreement. The remaining $0.1 million is recorded as a deposit in the current liabilities section of the condensed consolidated balance sheets.

21. Pelen LLC ("Pelen") Membership Interest

Investment in Pelen Membership Interest

Pelen is the 100% owner of the historic Sutro Tunnel Company that owns the Sutro townsite, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights extending 1,000 feet on each side of the 6-mile tunnel, the rights to the tunnel’s water, and the patented mining claims and private lands on Gold Hill.

In January 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen. In November 2018, the Company issued 351,637 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a cut-off date of December 31, 2019, for closing the transaction and any unsold shares returned to the Company, with the Company required to make up any shortfall in cash.

On April 24, 2020, the Company completed the acquisition of 25% of the total membership interests of Pelen. The total purchase price was $0.6 million, paid in stock and cash and accounted for as "Investment in Pelen LLC", a non-current asset on the condensed consolidated balance sheets. The investment is accounted for as an equity method investment.

Accrued Make-whole for Pelen

The agreement with the member from whom the Company was acquiring the 25% interest contained a provision whereby the Company was required to issue additional shares of its common stock (“make whole”) for the difference between the valuation of the Company's common shares received by the member and the required stock-based investment. The accrued make-whole was valued based on the difference between the valuation of the outstanding shares held by the seller of the Pelen membership interests at the volume-weighted price per share for five consecutive trading days preceding the date of determination of $0.47 at December 31, 2019, as compared to the remaining aggregate proceeds due. In April 2020, the Company purchased 25% of the membership interests in Pelen, settling all remaining amounts due with a cash payment of $150,000. No make-whole accrual remains in the condensed consolidated balance sheets at September 30, 2020.

Purchase Option for Pelen

On September 1, 2020, the Company paid $100,000 for a one-year option (the "Option") to purchase the remaining 75% of the membership interests of Pelen, for a purchase price of $3.8 million. The Option can be extended for a second year for an additional option fee of $100,000, with the purchase price increased to $4.4 million; and can be extended for a third year for another additional option fee of $100,000, with the purchase price increased again to $5.0 million. If the Option is exercised, half of all option payments will be credited to the purchase price. The $100,000 option payment is included in prepaid expenses and other current assets on the condensed consolidated balance sheets at September 30, 2020.

Sutro Tunnel Company Mineral Exploration and Mining Lease

On September 1, 2020, the Company entered into a new mineral exploration and mining lease with the Sutro Tunnel Company ("Sutro"), 100% owned by Pelen (Note 5). The lease covers patented mining claims, exploration rights, and access over and through town lots in Gold Hill and Virginia City, Nevada. The lease also provides the right to explore the Sutro Tunnel. The previous lease with Sutro expired December 31, 2017, and had been extended on a month-to-month basis.

22. Mercury Clean Up LLC ("MCU") Pilot and Joint Venture Agreements

The MCU Agreement

On June 21, 2019, as amended July 3, 2019, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with MCU”. Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions that was payable in cash of $1.15 million and shares of the Company's common stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

Based on successful proof of technical and commercial viability, the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Venture, and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Such financing entitles the Company to acquire an additional 10% of the fully-diluted equity interests of MCU.

Deposit for MCU Investment

Cash - The Company paid MCU $750,000 during 2019, and $150,000 and $400,000 in cash during the three and nine months ended September 30, 2020, respectively, bringing the total to $1.15 million in cash as of September 30, 2020, satisfying the required cash contribution.

Shares of Common Stock - The MCU agreement contains a provision whereby the Company is required to issue addition shares of its common stock (“make whole”) for the difference between the valuation of the Company's common shares received by MCU and the required stock-based investment of $850,000. On July 18, 2019, the Company issued 900,000 shares of restricted common stock with a fair value of $751,050 to fund the MCU capital contribution. During the three months ended June 30, 2020, MCU sold the 900,000 Comstock common shares for net proceeds of $465,127, reducing the remaining make-whole liability to $384,873. On May 15, 2020, the Company issued MCU an additional 625,000 shares of restricted common stock with a fair value of $314,687. MCU has not yet sold these shares. The accrued make-whole is zero at September 30, 2020, because the value of the Company's common shares held by MCU at the Company's closing share price of $1.08 on that date exceeded the remaining liability.

The Company’s deposit on investment in MCU is $1.9 million which is comprised of $1.15 million in cash and shares of common stock issued with a fair value of $751,050. Since the transaction has not closed, these amounts are recorded as deposits for investment in Mercury Clean Up LLC in the condensed consolidated balance sheets at September 30, 2020. The Company expects to close the MCU transaction in the fourth quarter of 2020.

Deposit for MCU Philippines Inc.

On April 10, 2020, the Company entered into a second amendment of the MCU Agreement, wherein MCU and the Company have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”). Comstock and MCU formed a new entity called MCU Philippines Inc. ("MCU-P") to engage in the Philippine Opportunity. During the three months ended September 30, 2020, the Company made cash investments of $1.0 million and committed another $1.0 million in equity investments, and up to an additional $1.0 million in secured loans. The Company investments, when completed, will result in an additional 10% interest in MCU and additional direct 50% joint venture participation in both the Philippine and Comstock Lode mercury remediation project opportunities. Since the transaction has not closed, these amounts are recorded as "Deposits for investment in MCU Philippines Inc" in the condensed consolidated balance sheets at September 30, 2020. The Company expects to close the MCU-P transaction in the first quarter of 2021. The Company’s chief executive officer is a director of MCU-P.

23. Sierra Springs Opportunity Fund Inc. ("SSOF") Investment

Investment in Sierra Springs Opportunity Fund Inc.

During 2018 and 2019, Comstock’s Board of Directors approved the Company entering into an investment in a certain opportunity zone fund in northern Nevada. During 2019, Comstock invested $0.3 million into a qualified opportunity zone fund named Sierra Springs Opportunity Fund Inc. (“SSOF”) and a qualified opportunity zone business named Sierra Springs Enterprises Inc. (“SSE”), which is solely owned by SSOF. It is anticipated that the Company could own approximately 9% of SSOF upon issuance by SSOF of all 75 million authorized shares to investors. The Company’s chief executive officer is the president and a director of SSOF and an executive of SSE.

Comstock’s $0.3 million investment in SSOF is recorded in the consolidated balance sheets at September 30, 2020, and December 31, 2019, as "Investment in Sierra Springs Opportunity Fund Inc". The investment is accounted for at cost less impairment because there is no ready market for the investment units. Management identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to the early stages of the fund and the absence of a public market for its stock.

Silver Springs Properties

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, and October 1, 2020, the Company entered into agreements with SSE to sell its two properties in Silver Springs, Nevada (the "Silver Springs properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs LLC for $3.6 million. Accordingly, the properties are classified as assets held for sale on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

On December 9, 2019, the Company purchased 100% of the membership interests in DTSS, including 160 acres of centrally located land in Silver Springs, Nevada, and related approvals for a commercial downtown development. The DTSS acquisition was accounted for as an asset acquisition as DTSS did not meet the definition of a business. The Company paid total consideration of $4.1 million. Based on the agreement with SSE to sell the Silver Springs properties, the carrying value of the land was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of for the year ended December 31, 2019.

As of September 30, 2020, the Company has received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the Silver Springs Properties. The transactions are expected to close during the fourth quarter of 2020.

Advance to Sierra Springs Opportunity Fund Inc.

As of September 30, 2020, the Company advanced SSOF $1.3 million, for deposits and payments on land purchases in Silver Springs, Nevada. The advances are expected to be repaid during the fourth quarter of 2020, upon the sale of the Company’s properties located in Silver Springs to SSE.

The Company’s advances totaling $1.3 million are recorded in the consolidated balance sheets at September 30, 2020, in other current assets. At September 30, 2020, The Company’s maximum exposure to loss as a result of its involvement with SSOF and SSE is limited to the total of its current investment in and advance to SSOF.

24. Subsequent Events

Redemption of Remaining Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock

On October 2, 2020, Tonogold issued a redemption notice for the remaining $2.2 million (face value) of its CPS held by the Company. The redemption price of $2.6 million in cash, representing 120% of face value, was received on October 2, 2020.

Early Extinguishment of Concorde Trust, Bean Trust, & Scott H. Jolcover Unsecured Promissory Notes

On October 1, 2020, the Company revised and divided the Concorde Trust promissory note of $3.68 million into two separate promissory notes totaling the same amount, that is, a new promissory note to Georges Trust for $3.04 million and a revised promissory note for Concorde Trust for $0.64 million, representing entities under common control with each other but not with the Company.

On October 1, 2020, the Company paid the Scott H. Jolcover, a member of the Company's management, promissory note in full, with a principal payment of $150,000 plus earned original issue discount ("OID") of $1,216, and resulted in a gain of $7,848 from the recapture of unearned OID.

On October 5, 2020, the Company paid $1.7 million in principal on the remaining Georges, Concorde, and Bean promissory notes, plus earned OID of $15,143. On October 9, 2020, the Company paid an additional $0.5 million in principal on the remaining promissory notes, plus earned OID of $30,213. These early payments reduced the principal balance on the notes to approximately $1.9 million, and resulted in a gain of $118,548 from the recapture of unearned OID.

New Daney Purchase

On May 21,2020, the Company exercised its option with New Daney Company Inc to purchase seven unpatented lode mining claims located in Spring Valley, south of our Dayton resource area, for a total of $100,000. On October 8, 2020, the Company closed the transaction with a payment in full for the $85,000 remaining balance.

Como Comet Claims Sale

On October 29, 2020, the Company sold eight unpatented mining claims (the "Como Comet" properties) to Hercules Gold USA LLC ("Hercules") for total purchase price of 100,000 shares of the common stock of Eclipse Gold Mining Corporation ("Eclipse") (TSXV: EGLD.V) plus a 2% net smelter returns royalty on future mineral production from these properties. The Eclipse shares had a fair value of $65,000 at the $0.65 per common share price when received. Hercules has the option to purchase the royalty for $75,000 for each one percent (1%) per each unpatented claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company as of and for the nine months ended September 30, 2020. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2019.

Overview

Unless the context otherwise indicates, the terms “Comstock,” “we,” “us,” “our,” “our Company” or “the Company” mean Comstock Mining Inc. and its consolidated subsidiaries.

The Company is a Nevada-based, precious and strategic metal-based exploration, economic resource development, mineral production and metal processing business with a strategic focus on high-value, cash-generating, environmentally friendly, and economically enhancing mining and processing technologies and businesses. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) and is an emerging leader in sustainable, responsible mining and processing, and is currently commercializing environment-enhancing, metal-based technologies, products, and processes for precious and strategic metals recovery.

The Company’s goal is to grow per-share value by commercializing environment-enhancing, precious and strategic-metal-based products and processes that generate a rate of predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform. The next three years are dedicated to delivering that value by achieving the performance objectives listed below:

Establish and grow the value of our mineral properties:
•Establish the Dayton Resource area’s maiden, stand-alone mineral resource estimate;
•Expand the Dayton-Spring Valley Complex through exploration drilling and geophysical modelling;
•Develop the expanded Dayton-SV Complex toward full economic feasibility, supporting a decision to mine;
•Entitle the Dayton-SV Complex with geotechnical, metallurgical, environmental studies and permitting; and
•Validate the Comstock NSR Royalty portfolio (Lucerne Mine, Occidental Lode, Comstock Lode, etc.).

Commercialize a global, ESG-compliant, profitable, mercury remediation system:
•Establish the technical efficacy of MCU’s Comstock Mercury System, and protect the intellectual property;
•Deploy and operate the first international mercury remediation project by deploying MCU’s second and third mercury remediation systems, into the Philippines; and
•Identify, evaluate and prioritize a pipeline of potential mercury remediation projects; then deploy the third and fourth mercury remediation projects, producing extended, superior cash flow returns.

Monetize non-strategic assets and build a quality organization:
•Monetize our third-party, junior mining securities responsibly, for $12.5 million or more;
•Monetize our non-mining assets for $12.5 million, excluding the Gold Hill Hotel;
•Grow the value of our Opportunity Zone investments to over $30 million; and
•Deploy a systemic organization, capable of accelerating growth and handling complexity.

The strategic plan is designed to deliver per-share value over the next three years, while positioning the Company for continued growth beyond 2023.

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

The Company and its subsidiaries now own or control approximately 9,056 acres of mining claims, parcels, and royalty interests in the broader Comstock District and surrounding area. The acreage includes approximately 2,365 acres of patented claims and surface parcels (private lands), and approximately 6,691 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is on American Flat Road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

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

Our sale of the membership interests in Comstock Mining LLC, the owner of the Lucerne mine and resource area, to Tonogold Resources Inc. closed on September 8, 2020. The Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. Lucerne is the subject of ongoing assessment, exploration and development plans by Tonogold. The Company retained a 1.5% NSR royalty in the Lucerne properties.

The Company achieved initial production and first poured gold and silver on September 29, 2012. The Company ceased mining in 2015 and concluded processing in 2016. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

Comstock Realignment
Land Position 2020
Legend
V&T Railroad
SUP
Counties
Sections
Comstock Real Estate Inc
Patent & Fee
Comstock Processing LLC
Patent & Fee
Unpatented
Comstock Northern Exploration LLC
Patent & Fee
Unpatented
Comstock Exploration & Development LLC
Patent & Fee
Unpatented
Comstock Mining LLC (Tonogold)
Patent & Fee
Unpatented
Sutro Tunnel Co / Pelen, LLC
Patent, Fee
Leased Properties
Patent & Fee
Unpatented
N
Feet
0 750 1,500 3,000
1 inch = 3,590 feet
As-of: 09-30-2020

Figure 1 - Comstock Mining's Land Position in the Comstock District

Since 2019, the Company's Board of Directors approved, and the Company's management has been pursuing, a transformational strategy focused on high-value, cash-generating precious and strategic metal-based activities (the "Strategic Focus"). The Company advanced the Strategic Focus by facilitating the formation of dedicated subsidiaries that optimize the alignment with the goal and the performance objectives. The realignment was completed in 2019, and the Company has begun investing in activities aligned with the performance objectives, including MCU, Pelen, and Comstock Royalty Holdings.

Comstock Mining's Corporate Realignment
Figure 2 - Comstock's Corporate Realignment as of September 30, 2020

The Company completed the realignment during 2019, such that the new corporate structure is now well aligned with the Strategic Focus. Comstock Mining Inc. remains as the parent company that wholly owns the realigned subsidiaries. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County exploration targets, primarily located north of the Lucerne properties, including the Occidental Lode. Comstock Exploration and Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns the Silver Springs properties and water rights. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel. Comstock Mining LLC controls the Lucerne properties, including those owned by Northern Comstock LLC, and is now owned 100% by Tonogold Resources Inc. The Company recorded a gain of $18.3 million associated with that sale.

Current Projects

Exploration and Development

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our collaboration with Tonogold Resources Inc. (“Tonogold”) the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and other exploration targets, to Tonogold, which has near-term plans for exploration and ultimately development towards economic feasibility on those assets. We are developing exploration plans for the remaining areas, primarily the Spring Valley group that we view as an extension of the Dayton resource area.

The Company's district-wide exploration and development plans contemplate three specific, geological areas that the Company has organized into wholly-owned subsidiaries called Comstock Exploration and Development LLC, Comstock Northern Exploration LLC, and Comstock Mining LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock Mining LLC, recently acquired by Tonogold, includes the Lucerne properties, in which the Company has retained a 1.5% NSR royalty. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production (Figure 3).

The Company retained royalties ranging from 1.5% to 3.0% on the Lucerne, Occidental and other properties, and an additional royalty of 1.0% (that is 25% of 4%) on Sutro Tunnel Company mining patents in Storey County, Nevada, through the Company's 25% membership interest in Pelen LLC, the 100% owner of the historic Sutro Tunnel Company.

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
Feet
1 inch = 2,000 feet

Figure 3 - General Overview of Priority Exploration Targets

Comstock Processing LLC (100% owner of the American Flat Processing Facility)

The processing facility is in the American Flat area of Gold Hill, Nevada, less than a mile west of Lucerne, and operated 24 hours per day, seven days per week, for substantially all of late 2012 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the property, plant, equipment, and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat Road, Virginia City, Nevada. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, Comstock Processing has entered into two agreements that leverage its platform for nearer-term cash generation; first with Tonogold for the Lease-Option Agreement to lease and operate the facilities and second, with Mercury Clean Up LLC (“MCU”) for the commercial pilot of the MCU mercury remediation system.

CPL’s Lease Option with Tonogold

    On November 18, 2019, the Company entered into a Lease Option Agreement (the "Lease-Option") to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne mine. Under the Lease-Option, Tonogold is required to reimburse the Company approximately $1.1 million in expenses to maintain the option. If the option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility. After the first $15 million in rental fees are paid, the rental fee will step down to $1.0 million per year and $0.50 per processed ton for the next $10 million paid to the Company.

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

    Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through September 30, 2020, the Company has invested $1.15 million in cash and over $0.85 million in stock out of the $2.0 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform.

Over the past seven years, Comstock has implemented several plans, approved by the Nevada Division of Environmental Protection (“NDEP”), intended to address NDEP’s and the U.S. Environmental Protection Agency (“EPA”) protocols, guidance and goals for sampling, characterizing, transporting and managing mercury within the Carson River Mercury Superfund Site ("CRMSS"). These plans and CPL’s existing, permitted infrastructure provide an ideal platform for validating the efficacy of the MCU process. MCU and the Company will work closely with NDEP for any additional approvals or permits.

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for the pilot testing. MCU delivered sampling and testing equipment to the American Flat site in February 2020, and began taking samples of tailings at locations in the CRMSS to locate suitable material to commence testing.

The remaining equipment arrived at the American Flat site during the third quarter of 2020, and MCU has begun stockpiling material for initial test processing during the fourth quarter.

Based on successful proof of technical and economic viability, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. The Company has the rights to invest in up to 25% of MCU and separately, 50% of the joint venture and expects to close these transactions during the fourth quarter of 2020.

The Company entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein, MCU and Comstock have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”); where Comstock and MCU intend to form a new entity to engage profitably in the Philippine Opportunity. The Company made a cash investment of $1.0 million and committed an additional $2.0 million in equity and debt investments, and formed a new entity called MCU Philippines Inc. The Company investments, when completed, will result in the full 25% interest in MCU and direct 50% joint venture participation in both MCU Philippines Inc. and Comstock Mercury Remediation LLC, the first two mercury remediation project opportunities.

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

Comstock Exploration & Development (100% owner of the Dayton Resource and Spring Valley Exploration Areas)

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads. The Dayton includes the historic Dayton, Kossuth and Alhambra patents, and the old Dayton Consolidated mine workings. The historic Dayton mine was the last meaningful underground mining operation in the Comstock District, before being closed after the War Act in October 1942, which closed down non-essential gold mining operations in the United States and its territories.

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

During the third quarter of 2020, the Company engaged Geotech Ltd ("Geotech") of Aurora, Canada, to conduct an airborne geophysical survey of the Dayton resource area, Spring Valley exploration targets, and the rest of the Company's Comstock District properties. The survey included both magnetic and Geotech's proprietary Versatile Time-Domain Electromagnetic ("VTEM") surveys. The survey was flown from September 19 through October 3, 2020, with 1,161 line-kilometers. The interpreted, three-dimensional results are scheduled to be delivered in November 2020. The results will greatly increase the Company’s understanding of the Dayton resource area and Spring Valley resource expansion potential, along with the Company’s other exploration targets in Lyon County.

The Company’s technical staff is currently compiling a detailed structural interpretation of the Dayton resource area, which will provide the framework for a completely new resource model. The detailed interpretation is leading to a list of highly prospective drill targets to further define and expand the mineral resource.

    The plan includes expanding the current resource at the Dayton and continuing southerly into Spring Valley. The Spring Valley group of exploration targets lies adjacent to the Dayton resource area, trending south toward the southern-most end of the Comstock District that includes the southern portion of the Kossuth patented claim and the Dondero and Daney claims, and all of the Company’s placer mining claims in Spring Valley and Gold Canyon. The Spring Valley mineralized structures lie mostly concealed beneath a veneer of sediment gravels and the volcanic host rocks and the structural controls of the mineralization defined for the Dayton resource area are known to continue south into Spring Valley. The exploration of Spring Valley will include phased drilling programs that will continue southerly from SR 341 to the historic Daney mine site (Figure 4), with a potential strike length of approximately 9,600 feet.

    On May 21, 2020, the Company enhanced its land position in Spring Valley by exercising its option with New Daney Company Inc. ("New Daney") to purchase seven unpatented lode mining claims in Spring Valley. These claims had been leased from New Daney since 2010. The Company paid a total of $100,000 for the claims. On October 8, 2020, the Company closed the transaction with a payment in full for the $85,000 balance.

The Company is proceeding to publish a separate S-K 1300 compliant, Initial Assessment technical report for the Dayton resource area to validate a mineral resource estimate. The new technical report will provide not only a new resource estimate, but also a phased drilling plan for further defining and expanding the resource for sustainable, profitable mining. The Company plans to continually advance the Dayton to full feasibility, towards a production ready mine plan. Mining and processing on lands 100% privately held by the Company should simplify and shorten the critical permitting chain.

Dayton - Spring Valley Targets
Legend
CMI Mining Claims
CMI Private Ground
N
0
800
1,600
3,200
Feet
Behre Dolbear
(Jan. 2013)
Resource @ 0.020 opt Au Cutoff
7.9 M tons
0.042 opt, 330,000 ounces Au
0.231 opt, 1.8 M ounces Ag
SC Target
SC Target Extension
Spring Valley North
Spring Valley Mid
Spring Valley South
Daney

Figure 4 - Dayton and Spring Valley Group Targets

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

The lease has a quarterly fee of $10,000 in the first year, escalating 10% per year thereafter. Tonogold is also required to reimburse all claim maintenance costs, third-party lease payments, and other costs associated with owning the properties. The Company retains a 1.5% to 3.0% NSR royalty on future mineral production from the properties. The Company also maintains an additional net royalty of 1.0% (that is, 25% of 4%) on Sutro Tunnel Company mining patents in Storey County, Nevada, through the company’s 25% membership interest in Pelen LLC, the 100% owner of the historic Sutro Tunnel Company.

The Exploration Lease includes the Occidental group and Gold Hill group of exploration targets, which contain many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines, as well as the historically under-developed Occidental Lode, parallel to the main Comstock trend. The Company believes this will accelerate the development of these targets and enhance the value of its mineral property and royalty portfolio. Tonogold is currently permitting an exploration drilling program for these areas, and began drilling during the third quarter of 2020, commencing their announced $7 million drill program, including both core and RC drilling, focused on the historically significant Comstock Lode.

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

In January 2019, the Company and Tonogold Resources Inc ("Tonogold") entered into a Purchase Agreement, as restated and amended in September 2020 (Note 20), to sell its interests in Comstock Mining LLC ("CML"), a wholly-owned subsidiary of the Company whose sole assets are the Lucerne properties and related permits, to Tonogold. The transaction was completed September 8, 2020, with Tonogold receiving 100% of the membership interests and full control of CML. The Company received consideration including $7.1 million in cash, $6.1 million in CPS with a fair value of $7.6 million, and a Note with fair value of $6.1 million, net of a related contingent forward with a fair value of $2.0 million, for a total of $18.8 million, resulting in an $18.3 million gain. Tonogold also guaranteed the Company’s remaining payments for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

Over the past two years, Tonogold, aided by the independent mining advisory firm of Mine Development Associates, has evaluated and remodeled the Lucerne mineral resource, and plans further exploration, development and economic feasibility assessments.

Pelen-Sutro Tunnel Company Acquisition

In January 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen LLC ("Pelen"). Pelen is the 100% owner of the historic Sutro Tunnel Company that owns the Town of Sutro, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights spanning 1,000 feet on each side of the 6-mile span, the rights to the tunnel’s water and the patented mining claims and private lands on Gold Hill.

In November 2018, the Company issued 351,637 shares of restricted common stock as additional shares based on the shortfall on the aggregate proceeds for the initial shares. In December 2018, the agreement was amended to have a "Cut-Off" date of December 31, 2019, for closing the transaction and any unsold shares returned to the Company, with the Company required to make up any shortfall in cash.

On April 24, 2020, the Company completed the acquisition of 25% of the total membership interests of Pelen. The total purchase price was $0.6 million, paid in stock and cash.

On September 1, 2020, the Company paid $100,000 for a one-year option (the "Option") to purchase the remaining 75% of the membership interests of Pelen, for a purchase price of $3.75 million. The Option can be extended for a second year for an additional option fee of $100,000, with the purchase price increased to $4.4 million; and can be extended for a third year for another additional option fee of $100,000, with the purchase price increased again to $5.0 million. If the Option is exercised, half of all option payments will be credited to the purchase price.

Silver Springs Properties

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, and October 1, 2020, the Company entered into agreements, with Sierra Springs Enterprises Inc., a qualified opportunity zone business, to sell 98 acres of industrial land and senior water rights in Silver Springs, Nevada for $6.5 million and to sell its rights in the membership interests in Downtown Silver Springs LLC for $3.6 million. The agreements anticipate the transactions will close in the fourth quarter of 2020.

COVID-19

The outbreak of the novel strain of coronavirus, (aka “COVID-19,”) has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans that have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental and central bank interventions.

Nevada Governor Steve Sisolak signed Emergency Directive 033 that became effective on October 1, 2020, to facilitate larger gatherings and events while still diminishing personal contact and increasing the level of disinfection in high use areas. The controlling guidance below accompanies the requirements set forth in Directive 033. In order to minimize the risk of contracting and spreading the virus, minimum strict adherence to safety and infection prevention measures must be followed. All event venues, gathering organizers, hosts and individuals throughout the State must be fully compliant to ensure a successful next step in our reopening. The controlling guidance below is for planning, coordinating, or hosting in-person gatherings (e.g., events, conventions, corporate meetings, services, ceremonies and celebrations). These gatherings may take place in outdoor or indoor venues, including but not limited to, community centers, fellowship halls and gatherings spaces in faith-based buildings, halls, rental space in event centers, or outdoor event spaces. The guidance includes, but is not limited to implementing 6 foot physical distancing practices, wearing face coverings at all times, conducting health screenings for all event organizers, employees, and visitors by measuring temperature, and assessing other detectible symptoms, along with other required responsible inquiries and practices.

The Company is operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that have already resulted in delays of MCU’s plans for commencing mercury recovery testing on the Comstock and in the Philippines. It is not currently possible to reliably estimate the length and severity of these developments and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

Outlook

Our annual operating expenditures, excluding depreciation, are planned at approximately $6.0 million, with approximately $2.5 million of that amount being reimbursed under the Tonogold Purchase Agreement, Lease-Option Agreement, and Mineral Exploration and Mining Lease Agreement, resulting in net operating expenses for 2020, excluding exploration spending, of approximately $3.5 million. During the first nine months of 2020, the Company received approximately $2.7 million in expense and other transaction-related reimbursements required under the Tonogold agreements and expects to receive an additional $0.3 million in reimbursements for operating expenses during the fourth quarter of 2020.

As of September 30, 2020, Tonogold has purchased 100% of the membership interests in Comstock Mining LLC after making payments of approximately $7.1 million in cash, and $6.1 million in CPS, with $4.5 million of future payments secured with a 12% Note due on September 20, 2021. The Company converted $3.92 million of Tonogold CPS into 21,777,778 Tonogold common shares and, as of September 30, 2020, the Company sold 3,557,209 of those shares for net proceeds of $1.4 million. The Company expects to monetize an additional $0.7 million of Tonogold common shares during the fourth quarter of 2020, depending on price and liquidity, under an existing plan under SEC Rule 10b5-1. The remaining $2.2 million of CPS was redeemed by Tonogold on October 2, 2020, at a 20% premium, totaling over $2.6 million.

Tonogold is currently permitting a drilling program for the Storey County exploration targets, including the leased mineral claims, just north of the Lucerne area, and announced on September 8, 2020, the commencement of a fully funded drilling program, estimated at $7 million, in one of the most historically significant portions of the Comstock Lode. Tonogold's initial drilling will focus on the nearly two-mile mineralized strike length where most of the historical production was located, and some of the highest known gold and silver grades were encountered on the Comstock Lode, on Company-leased properties.

During the fourth quarter of 2020, the Company expects to close the sale of certain properties located in Silver Springs, Nevada, to Sierra Springs Enterprises Inc., for total proceeds of approximately $10 million. The agreements, as amended, included $0.4 million of non-refundable deposits made and released to the Company from escrow. The Company will use the proceeds to pay the outstanding $1.9 million of its remaining Promissory Notes, plus accrued interest.

The Company’s fourth quarter 2020 plans also include updating the Dayton’s current resource estimate and continuing southerly into Spring Valley with incremental exploration programs that include recently completed geophysical surveys, surface exploration and definition drilling of targets identified by the geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing a new, SK-1300 compliant, mineral resource estimate.

The Company’s remaining 2020 plans include advancing the investment in and the commercialization of MCU’s mercury remediation processing technologies. The Company expects to close the MCU transaction during the fourth quarter of 2020, meaning, at that time, it will own 15% of MCU and expects to close the MCU Philippines transaction in the first quarter of 2021, meaning it will then own 25% of MCU and 50% of its first joint venture in the Philippines. Oro has delivered the 25-ton-per-hour mercury recovery plant and is testing and preparing the system for its pilot operations on the Comstock, including a 200 gallon-per-minute dissolved air flotation water treatment plant.

MCU has commenced trial operations that will continue throughout 2021, at the Company's American Flat processing facility, to validate and fine-tune the mercury extraction and remediation process, with the objective of reclaiming and remediating the Company's existing properties within the CRMSS, enhancing the values of, and evaluating the potential economic feasibility for, these properties and creating new global growth opportunities in mercury remediation by demonstrating MCU’s technological and operational effectiveness, efficiency, and feasibility.

MCU-P has delivered its first international system to the Philippines and plans to commence reclamation operations during the fourth quarter 2020. MCU-P will operate under a joint venture agreement with Clean Ore Solutions, a Philippine Company, for mercury extraction and remediation of Mount Diwalwal and the Naboc River, one of the most mercury polluted, gold mining regions in the world. This represents the first real international opportunity for large-scale mercury remediation and environmental reclamations, using MCU’s systems, with the objective of establishing MCU as a leader in mercury remediation projects and, in particular, contamination caused by artisanal and small-scale Miners.

The Company has approved a three-year, strategic plan with fourteen performance objectives designed to deliver per-share value over the next three years, while positioning the Company for continued growth beyond 2023. The plan objectives include establishing and growing the value of our existing mineral properties and royalty stakes, commercializing and growing a global, ESG-compliant, profitable mercury remediation business and separately monetizes over $25 million in non-strategic assets for funding this growth.

Equity Raises

    For the nine months ended September 30, 2020, the Company issued 5,921,219 common shares through equity issue agreements with Leviston Resources LLC and Triton Funds L.P. Gross proceeds were approximately $4.3 million at an average share price of $0.73. The Company issued 625,000 shares of restricted common stock to fund the difference between proceeds received and the required investment of $0.85 million in Mercury Clean Up LLC. The Company also granted 315,000 common shares to its directors for past and current services.

Following is a reconciliation of the common stock-based transactions as of September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Shares outstanding as of beginning of period	27,236,489	15,067,655
Shares issued for:
Equity issue agreements	5,921,219	4,291,675
Preferred shares converted to common shares	—	2,240,441
Director compensation	315,000	—
Deposit for investment in Mercury Clean Up LLC	625,000	900,000
Payment for mineral rights	343,058	746,269
Shares outstanding as of end of period	34,440,766	23,246,040

Comparative Financial Information

The Company had two operating segments as of September 30, 2020 and 2019: mining and real estate. The comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2020	September 30, 2019	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	49,425	48,350	1,075

Costs applicable to mining	22,514	318,537	(296,023)
Real estate operating costs	698,957	8,651	690,306
Exploration and pre-development	262,167	109,189	152,978
Mine claims and costs	(307,279)	(324,027)	16,748
Environmental and reclamation	(16,976)	30,590	(47,566)
General and administrative	871,614	697,793	173,821
Total costs and expenses	1,530,997	840,733	690,264

Loss from operations	(1,481,572)	(792,383)	(689,189)
OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining LLC (Note 20)	18,275,846	—	18,275,846
Change in estimated fair value of contingent forward asset	(647,502)	—	(647,502)
Interest expense	(164,448)	(179,588)	15,140
Other income (expense)	1,347,738	1,358,868	(11,130)
Other income (expense), net	18,811,634	1,179,280	17,632,354
NET INCOME (LOSS)	$17,330,062	$386,897	$16,943,165

The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the three months ended September 30, 2020, and 2019, respectively.

Real estate revenues for the three months ended September 30, 2020 increased $1,075 as compared to the same period ended September 30, 2019, primarily related to an increase from the Daney Ranch lease signed September 1, 2020, partially offset by a decrease in rentals of our metallurgical labs at the Company's processing site, and a decreased rental with the Gold Hill Hotel lessees.

Real estate operating costs for the three months ended September 30, 2020 increased $690,306 as compared to the same period ended September 30, 2019, substantially all due to higher depreciation expense of $683,172 associated with recognizing the depreciation that would have been charged for previous periods, while the Gold Hill Hotel and Daney Ranch properties were classified as assets held for sale.

Costs applicable to mining decreased by $296,023 during the three months ended September 30, 2020, as compared to the same period ended September 30, 2019, as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and pre-development costs increased by $152,978 during the three months ended September 30, 2020, as compared to the same period ended September 30, 2019, primarily due to the costs of conducting an airborne geophysical survey of the Company's resource areas and exploration targets.

    Mine claims and costs increased by $16,748 during the three months ended September 30, 2020, as compared to the same period ended September 30, 2019, primarily due to higher claim fees in the 2020 period.

Environmental and reclamation decreased by $47,566 during the three months ended September 30, 2020, as compared to the same period ended September 30, 2019, primarily due to timing of insurance cost adjustments versus actual reimbursements, partially offset by payroll increases.

General and administrative expenses increased by $173,821 during the three months ended September 30, 2020, as compared to the same period ended September 30, 2019, primarily due to higher professional service fees, partially offset by lower payroll costs.

Interest expense decreased by $15,140 during the three months ended September 30, 2020, as compared to the same period ended September 30, 2019, as a result of lower average debt outstanding, including the retirement of the Senior Secured Debentures in August 2020, partially offset by a higher interest rate and expense on the Promissory Notes and lower reimbursements.

The Company recorded a gain of $18,275,846 on the sale and deconsolidation of Comstock Mining LLC during the three months ended September 30, 2020, the entity that owns the Lucerne mine. There was no comparable prior transaction.

Change in estimated fair value of a contingent forward asset was a loss of $647,502 during the three months ended September 30, 2020, that did not occur in the same period ended September 30, 2019. The change in estimate of this asset primarily resulted from an assumption change based on a decrease in Tonogold’s common share price. The contingent forward was initially recorded in March 2020. The contingent forward asset was eliminated on September 8, 2020 with the finalization of the sale to Tonogold and deconsolidation of Comstock Mining LLC.

Other income was $1,347,738 for the three months ended September 30, 2020, primarily driven by net gains on Tonogold securities of $945,925, and other net gains from the sum of qualified Paycheck Protection Program proceeds, interest income on the Tonogold Note, accounts payable settlements, and other items.

Other income was $1,358,868 for the three months ended September 30, 2019, primarily resulting from a $2,200,000 gain on termination of an option agreement with Tonogold, partially offset by make-whole obligations increases of $517,558 and losses on Tonogold CPS of $332,263.

Net income was $17,330,062 for the three months ended September 30, 2020, as compared to a net income of $386,897 for the three months ended September 30, 2019. The $16,943,165 improvement in net income was primarily driven by gain on sale and deconsolidation of Comstock Mining LLC, the entity that owns the Lucerne mine, of $18,275,846, partially offset by increased operating expenses, primarily from higher depreciation expense of $683,172 resulting from reclassifying certain assets held for sale and recording the depreciation associated with the period they were held for sale and not being depreciated, and the loss of $647,502 from the change in estimated fair value of contingent forward asset.

Nine Months Ended:

	September 30, 2020	September 30, 2019	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	146,225	130,132	16,093

Costs applicable to mining	195,739	1,329,322	(1,133,583)
Real estate operating costs	727,873	31,362	696,511
Exploration and pre-development	550,554	576,594	(26,040)
Mine claims and costs	(63,140)	(36,172)	(26,968)
Environmental and reclamation	40,794	(278,784)	319,578
General and administrative	2,608,795	2,322,428	286,367
Total costs and expenses	4,060,615	3,944,750	115,865

Loss from operations	(3,914,390)	(3,814,618)	(99,772)
OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining LLC (Note 20)	18,275,846	—	18,275,846
Change in estimated fair value of contingent forward asset	765,880	—	765,880
Interest expense	(306,692)	(822,632)	515,940
Other income (expense)	3,522,192	1,111,338	2,410,854
Other income (expense), net	22,257,226	288,706	21,968,520
NET INCOME (LOSS)	$18,342,836	$(3,525,912)	$21,868,748

    The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the nine months ended September 30, 2020, and 2019, respectively.

    Real estate revenues for the nine months ended September 30, 2020 increased $16,093 as compared to the same period ended September 30, 2019, primarily related to an increase from the Daney Ranch lease signed September 1, 2020, and higher rental utilization on other properties, partially offset by a decrease in rentals of our metallurgical labs at the Company's processing site and a decreased rental rate with the Gold Hill Hotel lessees.

Real estate operating costs increased by $696,511 for the nine months ended September 30, 2020, as compared to the same period ended September 30, 2019, substantially all due to higher depreciation expense of $683,172 associated with recognizing the depreciation that would have been charged for previous periods, while the Gold Hill Hotel and Daney Ranch properties were classified as assets held for sale.

Costs applicable to mining decreased by $1,133,583 during the nine months ended September 30, 2020, as compared to the same period ended September 30, 2019 as a result of certain assets becoming fully depreciated. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

    Exploration and pre-development costs decreased by $26,040 during the nine months ended September 30, 2020, as compared to the same period ended September 30, 2019, primarily due to lower costs for permits, licenses and fees, water payments and payroll, partially offset by the cost of conducting an airborne geophysical survey of the Company's resource areas and exploration targets.

    Mine claims and costs decreased by $26,968 during the nine months ended September 30, 2020, as compared to the same period ended September 30, 2019, primarily due to the timing of reimbursements from Tonogold.

    Interest expense decreased by $515,940 during the nine months ended September 30, 2020, as compared to the same period ended September 30, 2019, as a result of lower average debt outstanding, including the early retirement of the Senior Secured Debenture in August 2020, partially offset by a higher interest rate and expense on the Promissory Notes, and lower reimbursements.

The Company recorded a gain of $18,275,846 on the sale and deconsolidation of Comstock Mining LLC during the nine months ended September 30, 2020, the entity that owns the Lucerne mine. There was no comparable prior transaction.

Change in estimated fair value of a contingent forward asset was a gain of $765,880 during the nine months ended September 30, 2020, that did not occur in the same period ended September 30, 2019. The change in estimate of this asset primarily resulted from an assumption change based on an increase in Tonogold’s common share price. The contingent forward was initially recorded in March 2020. The contingent forward asset was eliminated on September 8, 2020 with the finalization of the sale to Tonogold and deconsolidation of Comstock Mining LLC.

Other income was $3,522,192 for the nine months ended September 30, 2020, primarily driven by net gains on Tonogold securities of $2,305,594, make whole obligations and reimbursements of $397,655, interest income on the Tonogold Note of $328,391, and other net gains totaling $490,552 from the sum of qualified Paycheck Protection Program proceeds, interest income on the Tonogold secured convertible note, accounts payable settlements, and other items.

Other income was $1,111,338 for the nine months ended September 30, 2019, primarily resulting from a $2,200,000 gain on termination of an option agreement with Tonogold, partly offset by an unrealized loss on Tonogold preferred shares of $332,263, make-whole obligations increases of $417,341, preferred stock issuance costs of $432,000, and other net gains totaling $92,942.

Net income was $18,342,836 for the nine months ended September 30, 2020, as compared to a net loss of $3,525,912 for the nine months ended September 30, 2019. This $21,868,748 improvement in net income is primarily driven by the gain on the sale and deconsolidation of Comstock Mining LLC, the entity that owns the Lucerne mine, of $18,275,846, net gains on Tonogold securities of $2,305,594, gains on the contingent forward asset of $765,880, and lower interest expense of $515,940.

Liquidity, Capital Resources and Management Plans

The condensed consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned sales of Tonogold securities, and proceeds from the planned sale of non-mining assets, primarily located in Silver Springs, Nevada.

The Company has recurring net losses from operations and an accumulated deficit of $217.5 million as of September 30, 2020. For the nine months ended September 30, 2020, the Company generated net income of $18.3 million and used $2.4 million of cash in operating activities. As of September 30, 2020, the Company had cash and cash equivalents of $1.7 million. Through September 30, 2020, the Company had converted $3.92 million of the $6.1 million in Tonogold CPS held by the Company, in exchange for 21,777,778 common shares of Tonogold. The Company also realized approximately $1.4 million in cash proceeds from the sale of 3,557,209 common shares at an average price of approximately $0.40 per share. At September 30, 2020, the Company holds 18,220,569 common shares with an estimated value of $7.1 million, in addition to the $4.5 million Note, with payment due to the Company on September 20, 2021.

At September 30, 2020, the Company had debt obligations of $4.7 million with maturities on or before September 30, 2021. On October 2, 2020, Tonogold redeemed the remaining $2.2 million CPS for cash proceeds of $2.6 million, representing 120% of the CPS face value. This transaction resulted in the Company reducing its Promissory Notes, from $4.5 million on September 30, 2020, to $1.9 million on October 9, 2020.

The Company intends to finance its operations over the next twelve months through its existing cash, notes receivable, proceeds from the planned sale of Tonogold securities and proceeds from the planned sale of its non-mining assets, together in excess of current debt obligations due. While the company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings or other means, there is no assurance that the Company will be able to obtain additional equity capital or other financing, if needed. However, the company believes it will have sufficient funds to sustain its operations during the next 12 months from the date the financial statements were issued as a result of the funding sources detailed above.

On February 18, 2019, the Company filed a new shelf registration statement on Form S-3 (the “S-3 Shelf”), for the sale of up to $50 million of the Company’s securities, from time to time, and used $8.2 million of that capacity through September 30, 2020, leaving an aggregate unused capacity of $41.8 million as of September 30, 2020. So long as the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates is less than $75 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to, is limited from being no more than one-third of the aggregate market value of the Company’s non-affiliated voting and non-voting common equity. On September 30, 2020, these limitations resulted in approximately $10.5 million of unrestricted, available S-3 Shelf capacity.

On October 1, 2019, and as amended and restated on October 9, 2019, the Company entered into a new equity purchase agreement (the “2019 Sales Agreement”) with Leviston Resources LLC ("Leviston") and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million. As of September 30, 2020, the 2019 Sales Agreement has no remaining unused capacity.

On September 26, 2019, as amended November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, and October 1, 2020, the Company entered into agreements with SSE to sell two properties in Silver Springs, Nevada, including 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land contained with its rights in the membership interests in Downtown Silver Springs LLC (“DTSS”) for $3.6 million. As of September 30, 2020, the Company received $0.4 million in escrowed deposits for the purchase of these assets and expects the sales to close during the fourth quarter of 2020.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $0.3 million, as part of the CARES Act, and the rules promulgated thereunder. The amounts received were used for payroll costs and the Company expects the proceeds received to be forgiven.

On July 9, 2020, the Company entered into a common stock purchase agreement (the "2020 Triton Equity Agreement") with Triton Funds L.P., (“Triton”) and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, to Triton. On July 22, 2020, the Company issued 2,040,483 common shares to Triton for net proceeds of $1.25 million, at a price per share of $0.61 per common share. As of September 30, 2020, the 2020 Triton Equity Agreement has no remaining unused capacity.

On July 13, 2020, the Company entered into a new equity purchase agreement (the “2020 Leviston Equity Agreement”) with Leviston and filed a prospectus supplement to offer and sell shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, to Leviston, and paid a 5% fee by issuing 173,611 restricted common shares. From July 13, 2020, through September 23, 2020, the Company raised $2.5 million by issuing 2,793,586 common shares at a price of $0.89 per common share. As of September 30, 2020, the 2020 Leviston Equity Agreement has no remaining unused capacity.
.
Net cash used in operating activities for the nine months ended September 30, 2020, was $2.4 million as compared to net cash used in operating activities of $2.3 million for the comparable prior period. The Company's use of cash in the nine months ended September 30, 2020, and 2019, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The decrease resulted from lower net interest expense, partially offset by a higher net loss from higher operating expenses and a higher net use of cash for working capital, primarily reductions in accrued liabilities, and to a lesser extent, accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2020, was $0.1 million, primarily for deposits made for the investment in MCU LLC of $1.4 million, advances made to Sierra Springs Opportunity Fund Inc. of $1.3 million and option payments to purchase the remaining membership interests in Pelen LLC of $0.1 million, offset by cash provided of $1.4 million form proceeds from the sale of Tonogold common shares, $1.1 million from Tonogold for payments toward the purchase of Comstock Mining LLC, the entity that owns the Lucerne mine, and proceeds from deposits and sale of mining and non-mining assets of $0.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2019, was $1.7 million, primarily from $3.9 million in proceeds from Tonogold for payments toward the purchase of Comstock Mining LLC, the entity that owns the Lucerne mine, offset by $1.6 million in property purchases, $0.4 million in deposits made for the investment in MCU and $0.2 million for the investment in Sierra Springs Opportunity Fund Inc.

Net cash provided by financing activities for the nine months ended September 30, 2020, was $3.2 million, primarily from net proceeds from the sale of common stock of $4.2 million and proceeds from issuance of Promissory Notes of $4.2 million, offset by principal payments on long term debt of approximately $5.1 million and common stock issuance costs of $0.1 million. Net cash provided by financing activities for the nine months ended September 30, 2019, was $0.4 million, primarily from net proceeds from the sale of common stock of $ 3.8 million offset by principal payments on long-term debt of $3.1 million and common stock issuance costs of $0.3 million.

Future operating expenditures above management’s expectations, including exploration and pre-development expenditures in excess of planned proceeds from notes receivable, planned proceeds from the sale of Tonogold securities and Silver Springs Properties and amounts to be raised from the issuance of equity under the S-3 Shelf, declines in the market value of properties held for sale, or declines in the share price of the Company's common stock would adversely affect the Company’s results of operations, financial condition and cash flows. If the Company was unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner or at all.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was conducted. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2020, in conjunction with the implementation of additional reviews and additional resources, including matter experts associated with complex accounting, the Company's disclosure controls and procedures, including monitoring controls over the determination of the valuation of a complex accounting transaction, were effective.

Changes in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of the Company’s interim financial statements for the period ended March 31, 2020, the Company determined the interim financial statements had misstatements related to the accounting for an amended arrangement with Tonogold that occurred during the same period. Management determined that the Company had a material weakness in its internal control over financial reporting regarding the control to determine the valuation of this contract. As a result, the Company determined that its internal control over financial reporting was not effective due to the material weakness.

Subsequent to issuance of the Company's interim financial statements for the period ended June 30, 2020, the Company implemented additional reviews and resources, including a more formalized process for reviewing complex transactions and validating the accuracy of related calculations. Management and the audit committee also engaged additional, third-party competencies over complex accounting transactions. This process now includes the use of these external resources, when deemed necessary.

The Company effectively remediated the previous material weakness in its internal control over financial reporting regarding the control to determine valuation of this contract. As a result, the Company no longer has a material weakness in its internal control over financial reporting.

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

Except as described above, there have been no changes during the quarter ended September 30, 2020 in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

Officer Certifications

We have attached as an exhibit to this Quarterly Report the certification of our Principal Executive Officer and Principal Financial Officer, which is required in compliance with the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

    The Company’s mining and exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations are in compliance with applicable laws and regulations, in all material respects. The Company continuously makes expenditures to comply with such laws and regulations, but cannot predict the full amount of such expenditures in the future.

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

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with the U.S. Department of Labor - Occupational Safety and Health Administration (“OSHA”) regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages, as well as interest and legal fees and costs. On April 10, 2020, the Company filed its reply to the complaint, and believes that those terminations were appropriate and lawful and is vigorously defending the complaint.

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

We are exposed to global health, economic and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

    The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of travel bans, quarantine periods and social distancing, have caused material disruptions to global business and an economic downturn. Global equity markets have experienced significant volatility and weakness. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, 2020, the Company issued Leviston Resources LLC 173,611 shares of restricted common stock as a 5% commitment fee. The value of such issued shares on the date of issuance was $125,000, representing 5% of the aggregate offering price of $2.5 million. The issuance was exempt from the Securities Act pursuant to Section 4(a)(2) of the Securities Act. No underwriters participated in such transaction.

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

10.1
Amended and Restated Membership Interest Purchase Agreement, dated September 8, 2020 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on September 14, 2020 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 201173522) and incorporated herein by reference)

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2020, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

Date:	November 16, 2020	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)