Form 10-K
period 2020-12-31
Comstock Mining Inc.
filed 2021-03-10
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35200
  COMSTOCK MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0955118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
117 American Flat Road
Virginia City, NV 89440
(775) 847-5272
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)
Securities Registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	LODE	NYSE American
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
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the 25,399,379 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2020 was $24,126,870.
The number of shares outstanding of Common Stock, $.000666 par value per share, on March 5, 2021 was 42,455,515.
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

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: adverse effects of climate changes or natural disasters; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, mercury remediation, and lithium, nickel and cobalt recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or, mercury remediation, metal recycling, processing or mining activities; costs, hazards, and uncertainties associated with precious metal-based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious-metal exploration, resource development, economic feasibility assessments and cash-generating mineral production; mercury remediation, metal recycling, processing or mining activities; costs, hazards, and uncertainties associated with precious metal-based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious-metal exploration, resource development, economic feasibility assessments and cash-generating mineral production; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints, equipment failures; fluctuation of prices for gold or certain other commodities (such as lithium, nickel, cobalt, silver, zinc, cyanide, water, diesel fuel, and electricity); changes in generally accepted accounting principles; adverse effects of terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to establish and/or grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and/or raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission ("SEC"); potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows and the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

“RC” means reverse circulation, a method for drilling exploration holes.

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

The Company is an emerging leader in climate-smart mineral development and production of increasingly scarce strategic and precious metals, focused on conservation-based, high-value, cash-generating, minerals and metals essential to meeting the rapidly increasing demand for clean energy technologies. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”) with fully permitted, metallurgical labs and an operational, mineral processing platform that includes a growing portfolio of gold, silver, lithium, nickel, cobalt, and mercury remediation extraction and processing facilities.

The Company’s goal is to grow per-share value by commercializing environment-enhancing, precious and strategic-metal-based products and processes that generate a rate of predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform. The next three years are dedicated to delivering that value by achieving performance objectives in line with the strategic plan approved by the Company's Board of Directors. The strategic plan is designed to deliver higher per-share value over the next three years, while positioning the Company for continued growth beyond 2023.

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

The Company and its subsidiaries now own or control approximately 9,358 acres of mining claims, parcels, and royalty interests in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. The Company's headquarters is on American Flat Road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our recent mining operations, to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads.

Our sale to Tonogold Resources, Inc. ("Tonogold") of the membership interests in Comstock Mining LLC ("Comstock LLC"), the owner of the Lucerne Mine, resource area and related permits, closed on September 8, 2020. The Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. Lucerne is the subject of ongoing assessment, exploration and development plans by Tonogold. The Company retains a 1.5% net smelter return ("NSR") royalty in the Lucerne properties.

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
Leased Properties
Patent & Fee
Unpatented
Comstock Exploration & Development LLC
Unpatented
Patent & Fee
Comstock Real Estate Inc
Patent & Fee; Patent
Comstock Mining LLC / Tonogold
Patent & Fee
Unpatented
Sutro Tunnel Co / Pelen, LLC
Patent, Fee
N
Feet
0 750 1,500 3,000
1 inch = 3,418 feet
As-of: 12-31-2020

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

Figure 2 - Comstock Corporate Realignment

The Company completed the realignment during 2019, such that the new corporate structure is now well aligned with the Strategic Focus. Comstock Mining Inc. remains as the parent company that wholly owns the realigned subsidiaries. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County exploration targets, primarily located north of the Lucerne properties, including the Occidental Lode. Comstock Exploration and Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns the Silver Springs properties and water rights. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel. Comstock LLC controls the Lucerne properties, including those owned by Northern Comstock LLC, and is now owned 100% by Tonogold. The Company recorded a gain of $18.3 million associated with that sale during 2020.

Current Projects

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our Membership Interest Purchase Agreement with Tonogold, the Lucerne resource area (including surface and underground exploration). We have also leased other Storey County mineral properties, including the Occidental group and the Gold Hill group of exploration targets, to Tonogold, which is currently performing exploration activities and plans to ultimately develop towards feasibility for those assets. We are developing updated geological interpretations and associated exploration and development plans for the remaining areas, primarily the Spring Valley group of targets that we view as an extension of the Dayton resource area.

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

The Dayton Resource area and the remainder of the Company's Lyon County properties were the primary focus of a 3-D, airborne geophysical survey flown in September and October 2020 by Geotech Ltd of Aurora, Ontario, Canada.

Lucerne Resource Area

The Lucerne resource area has been the primary focus of the Company’s exploration and development efforts since 2003. It includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area extends approximately one mile along a strike, with explored widths from 600 to 1,800 feet.

Our Lucerne exploration activities included open pit gold and silver test mining from 2004 through 2006, and from late 2012 through 2016. As defined by the SEC Industry Guide 7 and regulation S-K 1300, we have not yet established any proven or probable reserves at the Lucerne Mine, now owned by Tonogold.

Tonogold now controls the Lucerne resource area through their acquisition of the membership interests of Comstock LLC. Tonogold has begun work on an updated resource estimate, leading to a Preliminary Economic Assessment. The Company and Tonogold hold the key mining permits required to resume surface or underground mining of this area.

Tonogold Agreements

    There are three current agreements between Comstock and Tonogold: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and the Lease Option Agreement for the Company's American Flat processing facility. Tonogold and the Company previously entered into an Option Agreement in 2017 that was terminated during 2019.

Membership Interest Purchase Agreement

    On January 24, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell its interests in Comstock LLC, a wholly-owned subsidiary of Comstock with sole net assets of the Lucerne properties and related permits to Tonogold. The Purchase Agreement, as amended, requires a total purchase price and fees of $17.6 million, comprised of $11.5 million in cash (excluding interest) and $6.1 million in Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (“CPS”). Tonogold also guaranteed the Company’s remaining financial responsibility for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities, both totaling approximately $7.0 million.

    At the initial closing on November 18, 2019, Tonogold received 50% of the membership interests of Comstock LLC. On September 8, 2020, the Purchase Agreement was closed, and 100% of the membership interests were acquired by Tonogold. The fair value of the consideration delivered by Tonogold for the membership interests in Comstock LLC was $18.8 million, including cash, CPS, and a note receivable, net of the contingent forward asset. The Company retains a 1.5% NSR royalty on the Lucerne properties.

Mineral Exploration and Mining Lease

    Effective September 16, 2019, and restated on December 23, 2019, the Company entered into a renewable mineral lease with Tonogold for certain mineral properties owned or controlled by the Company in Storey County, Nevada (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials. The restated lease clarified and increased Tonogold’s exploration spending, permitting, and engineering commitments to a minimum of $1.0 million per year, for a cumulative total of $20.0 million over 20 years. Tonogold also committed to specific milestones for issuing technical reports on their results, culminating in a published Feasibility Report by the 20th anniversary of the agreement.

    The initial term of the Exploration Lease (the "Exploration Term") is 5 years, with Tonogold committing to spending at least $5.0 million for exploration, at the rate of $1.0 million per year, and to producing an NI 43-101 compliant technical report by the end of the 5th year. The Exploration lease will automatically renew for a second, 10-year term (the "Development Term") as long as the commitments have been met. During the Development Term, Tonogold is committed to an additional $10.0 million in expenditures for exploration, development, and technical reporting, at the rate of $1.0 million per year, and to producing an economically viable mine plan and an NI 43-101 compliant Pre-Feasibility report by the end of the 15th anniversary of the agreement. The Exploration Lease will automatically renew for a third, five-year term (“the Planning Term”) provided that the spending and reporting commitments have been met. During the Planning Term, Tonogold is committed to an additional $5.0 million in expenditures for exploration, development, permitting, and technical reporting, at the rate of $1.0 million per year. By the 20th anniversary of the agreement, Tonogold also commits to producing an economically viable mine plan, and an NI 43-101 compliant Feasibility report, and will produce a mutually agreed-upon schedule for placing the properties into production.

    Tonogold pays a quarterly lease fee of $10,000, in advance. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold will also reimburse the Company for all costs associated with owning the properties. The lease also provides for royalty payments after mining operations commence. For the first year following the commencement of mining, royalties will be paid at the rate of 3% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter. The Company accounts for the Exploration Lease as an operating lease.

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

The Occidental and Gold Hill properties are currently being explored through drilling by Tonogold under their Mineral Exploration and Mining Lease.

Lease Option Agreement for the American Flat processing facility

The Company and Tonogold also entered into an agreement (the "Lease Option Agreement") to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mine. If the option is exercised, Tonogold will pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15.0 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to Comstock, and then stepping down again, after the first $25.0 million of revenue is received, to $0.25 cents per processed ton, with no annual rental fee but with a $100,000 per quarter minimum revenue. Tonogold will reimburse American Flat expenses of approximately $1.1 million per year during the option life.

Employees

    We believe we have exceptional mine engineering, geological, regulatory, environmental, financial and operating competencies on our management team. As of December 31, 2020, we have 9 full-time employees, inclusive of our general and administrative function. We have also strengthened our system through agreements and relationships with key partners.

Our Team

    Corrado De Gasperis, Executive Chairman since September 2015, director since June 2011, Chief Executive Officer since April 2010, brings more than 30 years of industrial, financial, project management, and operational metals and mining, manufacturing, capital markets and board governance experience. Mr. De Gasperis is also a Director, President and CEO of Sierra Springs Opportunity Fund, Inc., a strategic investee of Comstock Mining, since July 2019.

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

    From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of graphite and carbon cathodes and electrodes. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as Vice President and Chief Information Officer, which he assumed in 2000. From 1998 to 2000, he served as the Controller of GrafTech and a leader of its transformation and recapitalization.

    From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998.

    Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). He is a board member and previously served as Chairman of the Virginia City Tourism Commission, and is a member of the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

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

    Mr. Norred is also the founder of Techbase International, Ltd, where he has served as President since 1982. He designed and led a team of programmers to develop the Techbase® engineering database management package. He successfully commercialized the software and served and supported users worldwide. He enabled clients in the implementation of robust modeling and database management and the development of internal processes for a variety of projects and industries.

    Mr. Norred received his Bachelor of Science in Mining Engineering from the Colorado School of Mines in 1978, and was named Colorado School of Mines Young Alumnus of the Year in 1987. He is a Qualified Person (QP) as defined by Canadian National Instrument 43-101 and as defined by SEC Regulation S-K 1300, and is qualified in Federal Court as an expert witness in open pit mine modeling. As a QP, he has authored or contributed to National Instrument 43-101 and JORC compliant technical reports.

Chris Peterson, Director of Health, Safety, & Environmental Protection and General Site Manager since 2020. Mr. Peterson previously held positions with Comstock Mining ranging from Senior Grade Control Geologist to Director of Mining and Mine Development. Mr. Peterson returns to us from a period in the consulting industry where he was an Environmental Scientist, Air Quality Specialist and Site Management Consultant.

With over 10 years’ background in mining and related disciplines while working in the field, leading research projects, conducting geologic mapping, and supporting ore process and production, Mr. Peterson has held increasingly responsible leadership roles.

Mr. Peterson held positions at Kona Gold LLC and EM Strategies at DeLamar Mining Company. Prior to that, and while previously with Comstock Mining, he oversaw the realignment of Nevada State Route 342, and completion of the Lucerne Underground Project.

Mr. Peterson earned a Bachelor of Science in Geology from California State University; Chico, and a Masters in Geology from Mackay School of Mines at the University of Nevada, Reno, both degrees earned with Honors.

    Zach M. Spencer, joined Comstock Mining in 2017, as Director of External Relations with more than 30 years of experience in the communications field and 16 years dedicated to the Nevada mining industry, including investor, government and media relations. Mr. Spencer has held similar roles in Nevada with General Moly, Inc. and Newmont Mining, Corp.

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

Comstock Mining Inc.
Attention: Mr. Zach M. Spencer, Director of External Relations
PO Box 1118
Virginia City, NV 89440

Principal Operating Segments

We did not have any production or revenue in our mining segment during 2020 or 2019, and we had $0.2 million of revenues in our real estate segment for each of the years ended December 31, 2020 and 2019. We had operating losses of $4.9 million and $5.5 million in our mining segment for the years ended December 31, 2020 and 2019, respectively, and an operating loss of $0.6 million for the year ended December 31, 2020 and operating income of $0.1 million for the year ended December 31, 2019 in our real estate segment. We had total assets of $34.3 million and $8.8 million in our mining and real estate segments, respectively, at December 31, 2020. We had total assets of $30.1 million and $9.5 million in our mining and real estate segments, respectively, at December 31, 2019. See Note 20, Segment Reporting, to the consolidated financial statements.

Government Regulation

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained substantially all licenses, permits, and other authorizations currently required for our mining, exploration and other development programs. We believe that we are in compliance in all material respects with applicable laws and regulations. Capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, comprise a substantial part of our historical capital expenditures and our anticipated future capital expenditures. For example, we incur certain expenses and liabilities associated with our reclamation obligations. See Reclamation section below.

Reclamation

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The Nevada Revised Statutes (NRS) 519A to 519A.280 and Nevada Administrative Code (NAC) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that, after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7.3 million, including $6.8 million for BMRR and $0.5 million of additional reclamation surety bonding, primarily with Storey County.

As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and signed a corporate guarantee. The cash collateral percentage held on deposit by Lexon is typically one third or less of the current bond amount. At December 31, 2020, the total current bonded amount is $7.3 million, and the total collateral held on deposit was $2.7 million.

Competition

We compete with other mineral exploration and mining companies in connection with the acquisition of gold and other mineral properties, and the attraction and retention of human capital. Such competitors may have substantially greater financial resources than we do.

History

    The Company began acquiring properties and developing projects in the Comstock District in 2003. The Company produced over 12,000 ounces of gold and over 53,000 ounces of silver from 2004 through 2006 from our Billie the Kid mine and American Flat heap leach processing facilities. Our test mining activities were concluded in January 2007 when, based on our longer-term production plans, we prioritized land consolidation and mine planning.

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

In September 2020, the Company completed the sale of Comstock LLC, owner of the Lucerne Mine, resource area and related permits, to Tonogold. The Company retains a 1.5% NSR royalty interest in the Lucerne properties.

Customers

    The Company is not economically dependent on a limited number of customers for the sale of its product. The real estate segment has numerous customers and is not dependent on any one customer.

Financing Events

S-3 Shelf Registration

On February 18, 2019, the Company filed an S-3 shelf registration with the SEC (the "S-3 Shelf"), for the sale of up to $50 million of the Company’s securities, from time to time, and used $8.2 million of that capacity through December 31, 2020, leaving an aggregate unused capacity of $41.8 million. As long as the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates is less than $75.0 million, the aggregate market value of securities sold by or on behalf of the Company pursuant to the S-3 Shelf during the period of 12 calendar months immediately prior to such sales is limited to being no more than one-third of the aggregate market value of the Company’s non-affiliated voting and non-voting common equity. On December 31, 2020 and March 5, 2021, these limitations resulted in $8.8 million and $20.8 million, respectively, of unrestricted, available S-3 Shelf capacity. There can be no assurance the Company can sell common shares up to that capacity.

Equity Issuance Agreements

On March 2, 2021, the Company entered into equity purchase agreements (the “Equity Purchase Agreements”) with certain investors to issue and sell in a registered direct offering (the “Offering”) 4.0 million shares of common stock at a price of $4.00 per share. The shares are being offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-229890) filed with the SEC on February 26, 2019 and declared effective on March 7, 2019, and prospectus supplement thereunder dated March 2, 2021, and filed with the SEC on March 2, 2021. The Equity Purchase Agreements contain customary representations, warranties and agreements of the Company, and customary conditions to closing, indemnification rights and obligations of the parties. The Offering of the shares closed on March 4, 2021. The Company paid Noble Capital Markets, Inc., the placement agent for the Offering, an aggregate cash fee equal to 6% fee of the aggregate gross proceeds raised in the Offering, and agreed to pay up to $30,000 for other fees and expenses, resulting in expected net offering proceeds of $15.0 million.

On February 8, 2021, the Company entered into an equity purchase agreement (the “2021 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-229890) filed by the Company with the SEC pursuant to the Securities Act.

Sales of common stock, if any, under the 2021 Leviston Sales Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a price of ninety percent (90%) of the volume weighted average closing sales price per share of the common stock on the NYSE American stock exchange on the day of each respective put date.

In July 2020, the Company entered into an equity purchase agreement (the "2020 Triton Equity Agreement") with Triton Funds L.P., (“Triton”) to offer and sell registered shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, at the Company's option. In July 2020, the Company issued to Triton 2,040,483 common shares with an aggregate sales price of $1.25 million, at an average price per share of $0.61, and paid related cash fees of $15,000. At December 31, 2020, the 2020 Triton Equity Agreement has no capacity.

Also in July 2020, the Company entered into an equity purchase agreement (the “2020 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $2.5 million, from time to time, at the Company's option, and paid a commitment fee of $125,000 in shares of common stock and $52,500 of cash fees. From July through September 2020, the Company issued to Leviston 2,793,586 common shares with an aggregate sales price of $2.5 million, at an average price per share of $0.89, and an additional 173,611 common shares in commitment fees. At December 31, 2020, the 2020 Leviston Sales Agreement has no remaining capacity.

In October 2019, the Company entered into an equity purchase agreement (the “2019 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, at the Company’s option, subject to certain restrictions and a $125,000 fee payable to Leviston in shares of common stock. In October 2019, the Company issued to Leviston 1,863,150 common shares with an aggregate sales price of $0.8 million, at an average price per share of $0.43, and an additional 284,852 common shares in commitment fees. From March through July 2020, the Company issued to Leviston an additional 913,539 common shares with an aggregate sales price of $0.4 million, at an average price per share of $0.49. As of December 31, 2020, the 2019 Leviston Sales Agreement has no remaining unused capacity.

In February 2019, the Company entered into an equity purchase agreement (the “2019 Murray Equity Agreement”) with the Murray Family Office (“Murray”) to offer and sell shares of common stock at an aggregate offering price of up to $5.0 million, from time to time, at the Company’s option, subject to certain restrictions, at a 10% discount to a volume weighted average sales price per common share, and paid a fee of $250,000 in shares of common stock and cash fees of $50,715. From May through September 2019, the Company issued to Murray 2,988,120 common shares with an aggregate sales price of $1.9 million, at an average price per share of $0.65, and an additional 213,156 common shares in fees. As of December 31, 2020, the 2019 Murray Equity Agreement has no remaining capacity.

See Note 14, Equity, and Note 22, Subsequent Events, to the consolidated financial statements.

Convertible Preferred Stock

In June 2019, the Company entered into a securities purchase agreement with Temple Tower Group LLC ("Temple") providing for the issuance and sale to Temple of 1,274 shares of convertible preferred stock with a stated value of $1,000 per share, for net proceeds to the Company of $1.1 million, with 191 of the preferred shares representing due diligence fees. The total of 1,274 preferred shares had a stated value of $1.3 million and a fair value of $1.5 million based on a third-party valuation study. The Company recorded the difference between the net proceeds of $1.1 million and the fair value of $1.5 million as a cost of issuing the preferred shares.

The preferred shares were issued pursuant to the Company’s S-3 Shelf, and were convertible into shares of the Company’s common stock. The number of common shares issuable upon conversion was determined by dividing the stated value of the preferred shares by the conversion price. The conversion price was calculated as 90% of the lowest reported volume-weighted average price per share of the Company’s common stock as reported at the close of trading on the NYSE American stock exchange during the seven trading days ending on, and including, the date of the notice of conversion. From July through September 2019, Temple converted all of the preferred shares for 2,240,441 common shares at an average conversion price per share of $0.57.

Reverse Stock Split

In November 2019, the Board of Directors of the Company approved a one-for-five (1:5) reverse stock split (the “Reverse Split”) for all issued and outstanding shares of the Company’s common stock, par value $0.000666, and a contemporaneous one-for-five (1:5) reduction in the number of shares of the Company’s authorized common stock from 790,000,000 to 158,000,000 shares. The Reverse Split resulted in each outstanding five pre-split shares of common stock automatically combining into one new share of common stock without any action on the part of the stockholders. No fractional shares were issued as a result of the Reverse Split. Fractional shares were rounded up to the nearest whole share, requiring the issuance of 9,114 additional shares of common stock, included in issuance of common stock in the consolidated statements of changes in equity. The Reverse Split was effective for trading purposes on November 29, 2019. The total number of outstanding common shares was reduced from 126,970,215 to 25,394,043 on the effective date. All common shares and per share amounts set forth herein give effect to this Reverse Split. The Reverse Split also applies to awards available for issuance under the 2011 Equity Incentive Plan.

Risk Factor Summary

An investment in our securities involves risk. You should carefully consider the risk factors detailed in Item 1A, “Risk Factors”, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. These risks include, but are not limited to, those described in the following summary:

Business and Operating Risks

•We have a limited operating history.
•We may never earn significant revenues from our mine operations or our other precious metal-based activities.
•We are exposed to global health, economic and market risks that are beyond our control, which have adversely affected, and could continue to adversely affect, our financial results and capital requirements.
•Transportation and weather interruptions may affect and delay proposed mining operations and impact our business plans.
•If we are unable to secure raw materials and exploration supplies we may have to delay our anticipated business operations.
•We have invested capital in high-risk minerals and metals projects where we have not conducted sufficient exploration, development and/or engineering studies.
•We will not be successful unless we recover precious or strategic metals and sell them for a profit, and/or provide related services for a profit.
•We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we produce will be sufficient to recover our investment and operating costs.
•The cost of our exploration, development and acquisition activities is substantial, and there is no assurance that the quantities of minerals and metals we discover, acquire or recover will justify commercial operations or replace future reserves.
•The prices of gold, silver, lithium, nickel cobalt and other metals fluctuate on a regular basis and a downturn in price could negatively impact our operations and cash flow.
•The use of hedging instruments may not prevent losses being realized on subsequent price decreases, or may prevent gains being realized from subsequent price increases.
•We compete with other mineral exploration, metal recycling and mining companies which could result in lost opportunities.
•Actual recoveries may vary from our estimation of the ultimate recovery of gold, silver and other metals, which is subjective.
•Resource and other mineralized material statements are estimates subject to uncertainty due to factors including metal prices, inherent variability of the mineralized material and recoverability of metal in the mining and beneficiation processes.
•Our mining and metal recycling production depends on the availability of sufficient water supplies.
•Cost estimates and timing of new projects are uncertain, which may adversely affect our expected production and profitability.
•We may experience increased costs or losses from hazards and uncertainties associated with mining and processing.
•Our activities are inherently hazardous and any exposure may exceed our insurance limits or not be insurable.
•The Company’s costs of close-down, reclamation and rehabilitation could be higher than expected.
•Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.
•We rely on contractors to conduct a significant portion of our operations and construction projects.
•Our business requires substantial capital investment and we may be unable to raise additional funding.
•We may not be successful in selling non-mining related assets.
•Owning real estate and water rights and options on real estate and water rights carries inherent risks.
•Illiquidity of real estate investments could significantly impede our ability to respond to changes in economic and other conditions.

•The unique nature of our properties, including our held-for-sale properties, may make it difficult for us to sell or develop those properties, and could require considerable, additional capital to adapt the properties for sale or other productive uses and could negatively affect our financial performance.
•Our indebtedness and other payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.
•Mining companies are increasingly required to provide benefits to the communities in which they operate.

Legal, Regulatory and Compliance Risks

•Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals that may be opposed by third parties.
•Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays, and could have a material adverse effect on our business.
•Our operations are subject to certain soil sampling and potential remediation requirements, which may result in added costs and delays; and we are also potentially subject to further costs as the result of on-going government investigation and future remediation decisions.
•Our insurance and surety bonds for environmental-related issues are limited.
•We are subject to federal and state laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.
•We may be subject to litigation.
•Title claims against our properties could require us to compensate parties and divert management’s time.

Risks Related to Investment in Our Common Stock

•Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
• If we are unable to maintain the listing standards of the NYSE American stock exchange, our common stock may be delisted.
•The price of the Company’s common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of its common stock.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•We do not expect to pay any cash dividends for the foreseeable future.
•The terms of the Operating Agreement of Northern Comstock LLC require significant cash payments and may significantly dilute the ownership interests of the common stock.
•We may issue equity securities in the future that could dilute the ownership interest of existing stockholders.

Risks Related to Strategic Transactions

•We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.
•We may undertake joint ventures, investments, joint projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

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

Business and Operating Risks

You may lose all or part of your investment.

If we are unable to find, effectively develop, mine, recover and sell adequate quantities of gold and silver, or generate cash flows from our other diversified precious and strategic metals production and processing activities (including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies), it is unlikely that the cash generated from our internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

We have a limited operating history.

We have a limited operating history. The success of our Company is significantly dependent on the uncertain events of the discovery and exploitation of mineralized materials on our properties, selling the rights to exploit those materials, and/or commercializing our other diversified precious and strategic metals production and processing activities. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless and investors may lose all of their investment in our Company.

Because we may never earn significant revenues from our mine operations or our other diversified precious metal-based and strategic metals production and processing activities, our business may fail.

We recognize that if we are unable to generate significant revenues from the exploration and exploitation of our mineralized materials or our other diversified precious and strategic metals production and processing activities in the future, we will not be able to earn profits or continue operations. We have yet to generate positive operating income and there can be no assurance that we will ever operate profitably. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail and investors may lose all of their investment in our Company.

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

Attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. Many countries around the world as well as the majority of the states in the United States have ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and massive unemployment has resulted from business declines. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations. Such orders have already resulted in delays of MCU’s plans for commencing mercury recovery testing on the Comstock District and in the Philippines. It is not currently possible to reliably estimate the length and severity of these delays and the impact on the Company's financial condition, and that of its subsidiaries and partners in future periods.

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

Transportation and weather interruptions may affect and delay proposed mining operations and impact our business plans.

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

Supplies and equipment needed for exploration may not always be available. If we are unable to secure raw materials and exploration supplies we may have to delay our anticipated business operations.

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

We have invested capital in high-risk mineral and metals projects where we have not conducted sufficient exploration, development and engineering studies.

We have invested capital and have otherwise been involved in various mineral properties and renewable metals projects in the Storey and Lyon Counties, Nevada, where we have not conducted sufficient exploration, development and/or engineering studies to minimize the risk of project failure. Our mineral projects involve high risks because we have not invested sufficiently in the characterization of mineralized material, geologic analysis, metallurgical testing, mine planning and economic analysis. Standard industry practice calls for a mining company to prepare a formal mine plan and mining production schedule and have these documents reviewed and validated by a third-party specialist. We have not had a formal mine plan and mining production schedule economically validated by a third-party specialist.

We will not be successful unless we recover precious or strategic metals and sell them for a profit.

Our success depends on our ability to recover precious or strategic metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not be able to generate a profit on the sale of gold or other minerals because we have limited control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of the grade of the mineralized material mined for production, and metallurgy and exploration activities in response to the physical shape and location of the mineral deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we produce will be sufficient to recover our investment and operating costs.

We do not have proven or probable reserves. Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling, analysis and engineering. Any sums expended for additional drilling, analysis and engineering may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration and mining activities and not with the purpose of establishing proven and probable reserves. While we estimate the amount of mineralized material we believe exists on our properties, our calculations are subject to uncertainty due to several factors, including the quantity and grade of the mineralized material, metal prices and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the estimated value of such mineralized material (regardless of the quantity) will vary depending on metal prices. Any material change in the estimated value of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests, or that we will be able to duplicate such results in larger scale tests under on-site conditions or during production. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to recover our investment and operating costs.

The cost of our exploration, development and acquisition activities is substantial, and there is no assurance that the quantities of minerals and metals we discover, acquire or recover will justify commercial operations or replace reserves (to the extent reserves are established in the future).

Mineral exploration, development and beneficiation, particularly for gold, silver and other strategic metals, is highly speculative in nature and frequently is nonproductive. There can be no assurance that our exploration, development and/or acquisition activities will be commercially successful. If gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the mineralized material and, in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify commercial operations, or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mining companies must continually replace mineralized material or reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

The prices of gold and silver, lithium, nickel cobalt and other strategic metals fluctuate on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations will be significantly affected by changes in the market price of gold and silver if we are able to produce gold or other minerals. Gold and silver prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, purchases and sales by governments and central banks, monetary policies employed by the world’s major central banks, fiscal policies employed by the world’s major industrialized economies, forward selling or other hedging activities, demand for diversified precious and strategic metals, global or regional political and economic crises, and production costs in major gold-producing regions, such as but not limited to South Africa and the Russian Federation. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If gold or silver prices decline substantially, it could adversely affect the realizable value of our assets and, potentially, future results of operations and cash flow.

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

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of December 31, 2020, we have no open hedge positions.

We compete with other mineral exploration, metal recycling and mining companies which could lead to the loss of opportunities.

We compete with other mineral exploration, metal recycling and mining companies or individuals, including large, established metals and mining companies with substantial capabilities and financial resources, to acquire rights to mineral properties, metal processing technology and other methods for extracting and processing precious, and other metals and minerals. There is a limited supply of desirable lands available for claim staking, lease or other acquisition. There can be no assurance that we will be able to acquire such properties when competing against competitors with substantially greater financial resources than we have.

The estimation of the ultimate recovery of gold, silver and other metals is subjective. Actual recoveries may vary from our estimates.

    We utilize the heap leach process to extract gold and silver from mineralized material, and plan on using leaching and co-precipitation processes for the beneficiation of other metals. The heap leach process extracts gold and silver by placing mineralized material on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of the mineralized material placed on the leach pad. The final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Resource and other mineralized material statements are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the mineralized material and recoverability of metal in the mining and beneficiation processes.

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

Our mining and metal recycling production depends on the availability of sufficient water supplies.

    Our mining and metal recycling operations require significant quantities of water for mining, processing and related support facilities. Most of our mining and planned metal recycling operations are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines and metal recycling is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water.

Cost estimates and timing of new projects are uncertain, which may adversely affect our expected production and profitability.

    The capital expenditures and time required to acquire, develop and explore our projects, including the mercury remediation, lithium, nickel and cobalt recycling and the Dayton resource areas, are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•availability of labor, energy, transportation, equipment, and infrastructure;
•changes in input commodity prices and labor costs;
•fluctuations in currency exchange rates;
•availability and terms of financing;
•changes in anticipated tonnage, grade and metallurgical characteristics of the mineralized material to be mined and processed;
•recovery rates of gold and other metals from mineralized or recyclable materials;
•difficulty of estimating construction costs over a period of a year;
•delays in completing any environmental review or in obtaining environmental or other government permits;
•weather and severe climate impacts; and
•potential delays related to health, social, political and community issues.

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

    The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

•environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;
•industrial accidents, including in connection with the operation of mining transportation equipment, milling equipment and/or conveyor systems, and accidents associated with the preparation and ignition of large-scale blasting operations, milling, processing and transportation of chemicals, explosives or other materials;
•surface or underground fires or floods;
•unexpected geological formations or conditions (whether in mineral or gaseous form);
•ground and water conditions;
•fall-of-ground accidents in underground operations;
•failure of mining pit slopes and tailings dam walls;
•seismic activity; and
•other natural phenomena, such as lightning, severe rain or snowstorms, floods or other inclement weather conditions.

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

The Company’s costs of close-down, reclamation and rehabilitation could be higher than expected.

Close-down and reclamation work to return operating sites to the community can be extensive and costly. Estimated costs are provided for, and updated annually, over the life of each operation, but the provisions might prove to be inadequate due to changes in legislation, standards and the emergence of new, or increases in the cost of, reclamation techniques. In addition, the expected timing of expenditure could change significantly due to changes in the business environment that might vary the life of an operation.

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

    Our strategic plan is focused on high-value, cash-generating, precious metal-based activities, including, but not limited to, environmentally friendly and economically enhancing clean mining and processing technologies, precious-metal exploration, resource development, economic feasibility assessments and cash-generating mineral production. Many of the factors that impact our ability to execute our strategic plan, such as the advancement of certain technologies, legal and regulatory obstacles and general economic conditions, are beyond our control. Changes in value or a lack of demand for the sale of non-core assets would negatively affect the Company’s financial condition and performance. Our inability to identify successful joint venture candidates and to complete joint ventures or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial condition and performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.

Diversity in application of accounting literature in the mining industry may impact our reported financial results.

    The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements.

We rely on contractors to conduct a significant portion of our operations and construction projects.

    A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•negotiating agreements with contractors on acceptable terms;
•the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
•reduced control over those aspects of operations which are the responsibility of the contractor;
•failure of a contractor to perform under its agreement;
•interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
•failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
•problems of a contractor with managing its workforce, labor unrest or other employment issues.

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

We may not be successful in selling non-mining related assets.

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

We are susceptible to the following real estate industry risks beyond our control:

•Changes in national, regional and local economic conditions and outlook.
•Economic downturns in the areas where the properties are located.
•Adverse changes in local real estate market conditions such as an oversupply of properties, reduction in demand, loss of a larger employer, intense competition for buyers and/or demographic changes.
•Changes in business or consumer preferences that reduce the attractiveness of our properties.
•Changes in zoning, regulatory restrictions or tax laws.
•Changes in interest rates or availability of financing.

These conditions could adversely affect our financial position, results of operations and cash flows, or the market price of our stock.

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

The unique nature of our properties, including our held-for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses, and could negatively affect our financial performance.

•Time required to complete a sale or development may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity.
•Our water rights or the availability of water through wells or municipal water providers may not be adequate to support potential development.
•Water rights sales values are highly volatile.
•We may encounter other delays as a result of a variety of factors that are beyond our control including natural disasters, material shortages, and regulatory requirements.

Our indebtedness and payment obligations could adversely affect our operations, financial condition, cash flow, and operating flexibility.

    Our outstanding indebtedness and lease payment obligations, and the covenants contained in our debt agreements and documents governing such obligations could have a material adverse effect on our operations and financial condition. The size and terms of certain of our agreements limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

•making it more difficult for us to satisfy our obligations with respect to our other indebtedness, which could in turn result in an event of default on such other indebtedness;
•impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage compared to our competitors that have proportionately less debt.

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

    As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally, and corporations in natural resource industries, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, and communities surrounding operations benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies for which activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations and pressure to increase taxes and royalties payable to governments and communities.

Legal, Regulatory and Compliance Risks

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

Substantially all of our land holdings are within the Carson River Mercury Superfund Site ("CRMS") Study Area and portions are within the risk area boundaries identified by NDEP and the United States Environmental Protection Agency ("EPA"). These risk areas have been defined due to the known or suspected presence of certain contaminants of concern, including mercury, arsenic and lead. To comply with the agencies’ requirements in these areas, the Company conducts soil sampling pursuant to a plan that has been approved by NDEP. This sampling is intended to demonstrate the absence of contamination before mining, processing or other operations in that area. If contamination above agency-established levels of concern is encountered, the Company intends to excavate and process such materials for metals recovery wherever feasible. If metals recovery is not feasible, the Company may avoid or defer excavating in that area, remove the materials for disposal, or cover the area with clean fill material. Through this sampling program and, if necessary, removal of contaminated materials, the Company intends to enable NDEP and EPA to better define the CRMS and the currently designated risk areas so as to eventually exclude our land holdings from such areas and from the Site itself to the maximum extent feasible. NDEP and EPA are continuing to study the ecological and human health risks that may be presented by contaminated sediments in certain portions of the Carson River watershed and downstream areas. The agencies’ studies indicate that these contaminants are primarily associated with historic mining tailings that have been redistributed into these waterways. The agencies have not adopted a remedial plan for these sediments nor have they decided whether remediation will be undertaken. Thus, there is no assurance that the Company will not be asked to undertake additional investigatory or remediation activities or to pay for such activities by the agencies, or that future changes in CRMS-related requirements will not negatively affect our operations.

Our insurance and surety bonds for environmental-related issues are limited.

    Our insurance and surety bonds against environmental risks are limited as to the maximum protection against potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production. Further, there is no assurance that insurance carriers or surety bond providers will be able to meet their obligations under our arrangements with them. In the event that our environmental liabilities and costs exceed the coverage provided by our insurance carriers and surety bond providers, or such parties are unable to meet their obligations, we would have limited funds available to us to remedy such liabilities or costs, or for future operations. If we are unable to fund the cost of remedying an environmental problem, we also might be required to enter into an interim compliance measure pending completion of the required remedy.

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

We may be subject to litigation.

    We may be subject to legal proceedings. Due to the nature of our business, we may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges, and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

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

Risks Related to Investments in Our Common Stock

Our stock has historically been a penny stock and trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock has historically been a penny stock. Rule 3a51-1 generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. When our securities are covered by the penny stock rules, additional sales practice requirements are imposed on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding one’s primary residence), or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules (including Rule 15g-9) require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

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

If we are unable to maintain the listing standards of the NYSE American Exchange ("NYSE American"), our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

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

The price of the Company’s common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of our common shares is subject to volatility, has fluctuated, and may continue to fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the mining, metals, recycling or environmental remediation industries generally, coordinated trading activities, large derivative positions or the macroeconomic outlook. The price of our common stock has been, and may continue to be, highly volatile in response to our planned acquisition of a majority stake in LINICO Corporation. Certain events or changes in the market or our industries generally are beyond our control.

In addition to the other risk factors contained or incorporated by reference herein, factors that could impact our trading price include:

•our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;
•failure to declare dividends on our common stock from time to time;
•reports in the press or investment community generally or relating to our reputation or the financial services industry;
•developments in our business or operations or our industry sectors generally;
•any future offerings by us of our common stock;
•any coordinated trading activities or large derivative positions in our common stock, for example, a “short squeeze” (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in surges in stock prices, i.e., demand is greater than supply for the stock shorted);
•legislative or regulatory changes affecting our industry generally or our business and operations specifically;
•the operating and stock price performance of companies that investors consider to be comparable to us;
•announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;
•expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by equity offerings;
•actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;
•proposed or final regulatory changes or developments;
•anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and
•other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity prices, credit or asset valuations or volatility.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We have relatively little research coverage by securities and industry analysts. If no additional industry analysts commence coverage of the Company, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock, or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

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

The Operating Agreement of Northern Comstock LLC requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock LLC and annual capital contributions in the amount of $482,500 payable in common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, whereupon the Company would then be required to pay in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of NSR generated by the properties subject to the Operating Agreement. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock LLC joint venture. The Operating Agreement requires that the remaining capital contributions, totaling $5.6 million at December 31, 2020, continue until September 2027, unless prepaid by the Company.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

The Company is currently authorized to issue 158,000,000 shares of common stock, of which 34,980,766 shares were issued and outstanding as of December 31, 2020, and 50,000,000 shares of preferred stock, of which no Preferred Shares are outstanding as of the December 31, 2020. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. In February 2021, the Company has also entered into an equity purchase agreement with Leviston Resources LLC relating to the offer and potential sale of up to $5.0 million of common stock. The term of the agreement is 24 months. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to, that may adversely impact, the Company’s current stockholders. On March 2, 2021, the Company entered into equity purchase agreements with certain investors to issue and sell 4.0 million shares of common stock at a price of $4.00 per share for expected net proceeds of $15.0 million. The offering of the shares closed on March 4, 2021.

Risks Related to Strategic Transactions

We have made and may in the future pursue investments in other companies, which could harm our operating results.

    We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage, and most recently LINICO Corporation, a lithium-battery recycler. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. The price of our common stock has been, and may continue to be, highly volatile in response to various investments, including in response to our investment in LINICO Corporation. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

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

    We have grown our business, in part, through strategic alliances and acquisitions, including through our shift to climate-smart mining and the related development project with partners that include Mercury Clean Up, LLC for the deployment of new metals extraction. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

    This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production and processing industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions.

    Any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business.

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

Tonogold may be unsuccessful in profitably producing precious metals, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

    As of December 31, 2020, Tonogold owes the Company $4,475,000 pursuant to its note receivable by the Company Further, the Company’s $3.9 million in common stock investments in Tonogold as of that date, could materially diminish if Tonogold is unsuccessful in profitably producing precious metals, or otherwise.

    Tonogold (and therefore the Company by extension) is susceptible to all of the same business risks that apply to the Company relating to financial, operational, lack of reserves/economic feasibility, regulatory and other matters set forth in this “Risk Factors” section. Tonogold’s failure to profitably produce precious metals could have a material adverse effect on any residual value of the Company in Comstock LLC, including, but not limited to, future lease payments and royalty payments, indemnification of reclamation liabilities and assumed Northern Comstock LLC obligations, and payment of other obligations under Tonogold's agreement with the Company. In addition, Tonogold’s management of the Lucerne may involve risks not otherwise present in wholly-owned projects, including the following:

◦Tonogold has no operating history.
◦Tonogold may have economic or business interests that are inconsistent with the Company’s interest.
◦We do not have any control over the development, financing, management and other aspects of the Lucerne project, which prevents us from taking actions that are in our best interest but opposed by Tonogold.
◦ We may not maintain a good relationship with Tonogold and disputes between the Company and Tonogold may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the Lucerne project to additional risk.
◦Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes may negatively impact the profitability and capital needs of Tonogold.
◦It may be difficult or impossible for Tonogold to obtain requisite financing on commercially reasonable terms, if it is able to secure financing at all.
◦Tonogold could become insolvent or bankrupt, which could have an adverse impact on the Company.

The nature of our strategic joint ventures is speculative and dependent on a number of variables beyond our control that cannot be reliably ascertained in advance.

The revenues and profits of an enterprise involved in the creation of new industries and markets are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer needs and competitive products. As with any new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we or our strategic joint venture partners will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

If we are unable to commercially release products that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release products and sell services that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

We may encounter manufacturing or assembly problems for products, which would adversely affect our results of operations and financial condition.

To date, our strategic joint venture partners have only manufactured prototypes and a limited number of products. In addition, they are continually redesigning and enhancing products and we are designing new products based on that technology that we hope to market in the near future. The manufacture and assembly of such products involves complex and precise processes, some of which are totally dependent on other companies and consultants. There is no assurance that the strategic joint venture partners will not encounter any serious problems in the production of existing or new products. Any significant problems in manufacturing, assembling or testing products could delay the sales of products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of products and on the ability to sell products. Manufacturing difficulties will harm the ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

We primarily depend upon two manufacturers and, if we encounter problems with these manufacturers, there is no assurance that we could obtain products from other manufacturers without significant disruptions to our business.

The products to be sold by MCU and LINICO Corporation are currently manufactured by two manufacturers. If these manufacturers are unable to manufacture equipment on a timely and cost-efficient basis, operations will be disrupted and our net revenue and profitability will suffer. Moreover, if those manufacturers cannot consistently produce high-quality products that are free of defects, the strategic joint ventures may experience a high rate of product returns, which would also reduce our profitability and may harm our reputation and brand.

We may not be successful in developing our new products and services.

Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. There can be no assurance that any of our new or proposed products or services will maintain the market acceptance already established. Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue. There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.

General Risks

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

    Cybersecurity incidents are increasing in frequency, evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We believe that we have implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our financial condition and results of operations.

Item 2. Properties

The Comstock District

Location, Access, and Title to the Property

The Company and its subsidiaries own, control, or retain a royalty interest in property located in Storey and Lyon Counties, Nevada. The property is located predominantly in the Comstock District, just south of Virginia City, Nevada. Paved state routes from Reno, Carson City, and Virginia City provide access to the property. The Comstock District has been the focus of our efforts since 2003.

Our mineral estate in the Comstock District and surrounding area consists of patented mining claims, unpatented mining claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property. This includes 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. The Company holdings consist of approximately 9,358 acres of mining claims and parcels. The acreage includes approximately 2,396 acres of patented claims (private lands) and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims that the BLM administers.

Comstock Mineral Estate
Storey and Lyon Counties, Nevada
Legend
V&T Railroad
SUP
Counties
Sections
Comstock Owned
Patents and Fee
Unpatented Claims
Real Estate
Mineral Leases
Sutro Tunnel, Patents and Fee
Sutro Tunnel/RR & Gold, Patents
Railroad & Gold, Patents and Fee
Railroad & Gold, Unpatented Claims
VC Ventures/Railroad & Gold, Patents
VC Ventures, Patents
Renegade, Unpatented Claims
Obester, Unpatented Claims
Garrett, Patents
Ida Consolidated, Patents
Ida Consolidated, Unpatented Claims
Royalty Interests
Tonogold / CML, Patents and Fee
Tonogold / CML, Unpatented Claims
Ida Properties, Patents
Ida Properties, Unpatented Claims
NCJV, Patents and Fee
NCJV, Unpatented Claims
N
Feet
0 750 1,500 3,000
1 inch = 3,418 feet
As-of: 12-31-2020

Figure 3 - Comstock Mining's Mineral Estate in the Comstock District

The Company holds the following mineral leases, as shown in Figure 3:

Fred Garrett - Lease

On April 1, 2008, we entered into a mineral exploration and mining lease agreement with Fred Garrett et al., covering one patented claim located in Storey County. The lease began with a five-year Exploration Term, followed by a 15-year Development Term. We paid a minimum monthly rental of $250 per month under this lease.

On May 1, 2020, we replaced the 2008 lease with a new mineral exploration and mining lease. The lease began with a five-year Exploration Term, followed by a 15-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 365 days. We pay a rental of $250 per month. After obtaining all necessary permits to place the property into production, we will pay an advance royalty of $1,000 per month, or 3% NSR, whichever is greater. We are responsible for the payment and filing of annual maintenance fees, if any, and taxes for this claim.

James Obester Lease

On August 20, 2008, we entered into a mineral exploration and mining lease agreement with James Obester, covering ten unpatented claims located in Storey County. The lease began with a five-year Exploration Term, followed by a 15-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are conducted on a continuous basis, without a lapse of activity of more than 180 days. We pay an advance royalty to the lessor of $1,000 per month or a NSR royalty, whichever is greater. The royalty percentage is 2% NSR when the market price of gold is $900 or less per ounce and 3% NSR when gold is greater than $900 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

Railroad & Gold - Lease

On October 1, 2009, we entered into a mineral exploration and mining lease agreement with Railroad and Gold, LLC covering nine patented mining claims and sixteen unpatented mining claims in Storey County. The lease also includes rights for nine town lots and a rural parcel in American Flats. The lease began with an initial term of 15 years, but remains in effect for as long as exploration, development, mining, or processing operations are conducted on a continuous basis. We made an initial payment of $25,000 for the lease. The Company makes annual advance minimum royalty payments, which started with $30,000 on the first anniversary, and increasing by $5,000 each year. We are also required to pay a 4% NSR royalty, which will be reduced by the sum of previously paid advance minimum royalties. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

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

New Daney - Lease

On June 2, 2010, we entered into a mineral exploration and mining lease agreement with New Daney Company, Inc. covering seven unpatented lode claims. These claims are located in Lyon County and are contiguous with the Company’s Spring Valley mineral holdings. The lease began with a five-year Exploration Term, followed by a five-year Primary Term. All production from the property is subject to a 3% NSR royalty. Once permits have been obtained to put the property into production, lease payments will be treated as advance royalties, which will be credited against the NSR royalty. The Company made advance minimum royalty payments of $200 per month. The lease was for an initial term of five years. We had the option to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations were conducted on a continuous basis.

The lease was amended December 18, 2015, to extend the lease through 2020, and to include an option to purchase the claims, including the NSR, for $100,000. On May 21, 2020, the Company exercised the option and purchased the seven unpatented claims for a total of $100,000, eliminating the 3% NSR royalty.

Renegade Mineral Holdings - Lease

On October 1, 2010, we entered into a Mineral Exploration and Mining Lease agreement with Renegade Mineral Holdings, LLC for twenty-six unpatented lode-mining claims along the southern extension of the Occidental Lode structure in Storey County. The historic Occidental Lode, also referred to as the Brunswick Lode, is located 1.5 miles due east of and sub-parallel to the veins of the main Comstock Lode. These claims adjoined and extended the Company’s previous holdings of six patented and six unpatented claims, significantly expanding the Company’s position on the Occidental Lode. The Lease had an initial three-year Exploration Term and could be extended for two additional six-year terms and then continuously thereafter as long as the Company is producing on property adjacent to or in the vicinity of these claims. The agreement includes a 3% NSR royalty with the gold price capped at $2,000 per ounce. We are also responsible for payment and filing of annual maintenance fees, if any, and taxes for these claims.

The lease was amended on October 1, 2013, to formally extend the lease for the additional six-year Primary Term, increasing the lease payments to $1,500 per quarter. The lease was amended in September 18, 2019, to formally extend the lease for the second additional six-year term, which increased the lease payments to $2,250 per quarter.

The lease was amended on July 9, 2020, to extend the Additional Term to a total of ten years, and to add a Second Additional Term of 10 years, expiring September 30, 2039. The lease will be extended indefinitely so long as operations are conducted on a continuous basis until a period of 180 consecutive days with no exploration, development, mining, or processing activities. The lease payments continue to be $2,250 per quarter during the Additional Term, and increase to $3,000 per quarter in the Second Additional Term. The Company has an exploration drilling commitment on these properties totaling at least $250,000 before September 30, 2021, and to a total of $500,000 by September 30, 2023.

Sutro Tunnel Company - Lease

On October 20, 2010, the Company gained the rights to a Mineral Exploration and Mining Lease with the Sutro Tunnel Company ("Sutro") through its membership in Northern Comstock LLC. The lease provides mineral rights to numerous patents in the Gold Hill area, south of Virginia City, Nevada as well as exploration access to numerous town lots in the same area. The lease began with a five-year Exploration Term, followed by a five-year Primary Term. During the Exploration Term, the Company had exploration commitments to expend $50,000 in the first year, $75,000 in the second year, and $100,000 in the third through fifth years. The lease payments started at $500 per month and increased to $1,000 per month when the lease was adjusted on November 17, 2011. The agreement included a 5% NSR royalty.

On September 1, 2020, the Company entered into a new Mineral Exploration and Mining Lease with Sutro. The lease has an initial five-year Exploration Term, followed by a five-year Development Term, followed by a five-year Planning Term. The lease then continues so long as operations continue on the properties that are generating production royalties, until such royalties cease for a period of six months. The lease payments start at $5,000 per month in the Exploration Term, then increase to $10,000 per month during the Development Term, then $15,000 per month during the Planning Term. The new lease does not include exploration commitments. The lease includes a 4% NSR royalty. We are also responsible for payment of annual property taxes for the patents and the town lots overlying the patents.

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

Northern Comstock LLC - Joint Venture

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

On August 27, 2015, the Company signed an Amendment to the Operating Agreement with Northern Comstock. The Amendment resulted in reduced capital contribution obligations of the Company from $31.1 million down to $9.8 million. The Operating Agreement requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock and annual capital contributions in the amount of $482,500 payable in shares of the Company's common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, whereupon the Company would then be required to pay in cash or, in certain circumstances, shares of the Company's common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of NSR generated by the properties subject to the Northern Comstock joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock joint venture. The Operating Agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. As of December 31, 2020, the capital contribution obligations of the Company total $5.6 million. These capital contribution obligations are guaranteed by Tonogold.

The Operating Agreement provides the Company with the exclusive rights of development, production, mining and exploration on the respective properties and requires the Company to make certain expenditures toward that end. Under the terms of the Operating Agreement, all cash flows from bullion or other minerals recovered from the ore mined out of the ground but untreated and minerals produced from the milling or reduction of ore to a higher grade, produced from the DWC Property, Sutro Property or VCV Property, as applicable, or finished products produced from any such property, will be distributed to the Company after the payment of accelerated capital contributions and royalties associated with such properties.

    Mineral production from the DWC Property is subject to a 1% NSR royalty payable to Mr. Art Wilson. Mineral production on the Sutro Property is subject to a 5% NSR royalty. Mineral production from the VCV Property also is subject to a 5% NSR royalty. The Company makes advance minimum royalty payments of $1,000 per month on the Sutro Property and $12,000 per year on the VCV Property leases. Each lease is for an initial term of five years. We have the option, if we believe the property warrants further development, to extend an additional five years and then continuously thereafter as long as exploration, development, mining, or processing operations are conducted on a continuous basis.

American Flat Processing Facility

The processing facility is in the American Flat area of Gold Hill, Nevada, less than a mile west of the Lucerne Mine, and operated 24 hours per day, seven days per week, for substantially all of 2013 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the property, plant, equipment and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat, Virginia City, Nevada. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious and strategic metal-based activities, including but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies.

To date, CPL has entered into two agreements that leverage its platform for nearer-term cash generation: first, the Lease Option Agreement with Tonogold to lease and operate the facilities; and, second, with Mercury Clean Up LLC (“MCU”) for the commercial pilot of the MCU mercury remediation system. The Company holds 15% of the membership interests of MCU.

Lucerne Resource Area

    Our Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City, and 30 miles southeast of Reno, and has been the primary focus of the Company’s exploration and development efforts since 2003. Lucerne includes the previously mined Billie the Kid, Hartford and Lucerne mining patents, and extends east and northeasterly to the area of the historic Woodville (southern-most of the historic Comstock bonanzas), Succor and Lager Beer patents and north to the historic Justice and Keystone mines. The Lucerne resource area extends approximately one mile along a strike, with explored widths from 600 to 1,800 feet, representing approximately 845 acres of the land holdings controlled by the Company. The Lucerne is the site of our previous mining activities.

    On January 24, 2019, the Company entered into a Purchase Agreement to sell to Tonogold its interests in Comstock LLC, a wholly-owned subsidiary of Comstock with sole net assets of the Lucerne properties and related permits. The Purchase Agreement requires a total purchase price and fees of $ 17.6 million, comprised of $11.5 million in cash and $6.1 million in Tonogold CPS. Tonogold will also guarantee the Company’s remaining financial responsibility for its membership interest in Northern Comstock, which owns and leases certain mineral properties in the Lucerne area, and also assume certain reclamation liabilities, both totaling approximately $7.0 million. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

    At the initial closing on November 18, 2019, Tonogold was granted 50% of the membership interests of Comstock LLC, representing the ownership contractually granted based on the cash and CPS consideration paid to date. The Company retained all management control and authority over Comstock LLC until Tonogold made all payments in full. On September 8, 2020, the Purchase Agreement was closed, and 100% of the membership interests were acquired by Tonogold. The fair value of the consideration delivered by Tonogold for the membership interests in Comstock LLC was $18.8 million, including cash, CPS, and a note receivable, net of the contingent forward asset.

    Tonogold's activities, aided by the independent mining advisory firm of Mine Development Associates (“MDA”), have included remodeling and updating the Lucerne resource estimate, and planning further exploration, development and feasibility assessments.

The Comstock District

We have completed extensive geological mapping, sampling and drilling on a limited portion of the Comstock District mineral property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning and economic analysis, and have produced internal reports of our mineralized material inventory. We conducted test mining operations from 2004 through 2006, and from 2012 through 2016. However, we have not established reserves that meet the requirements of SEC Industry Guide 7 or regulation S-K 1300. Therefore, any activities that we perform on our lands and claims are considered exploratory in nature, including test mining.

Geology, Structure and Mineralization

Gold and silver mineralization in the Lucerne resource area is highly dependent on geologic attributes, including, but not limited, to multiple episodes of mineralization; numerous fault structures of varying orientations that acted as fluid conduits for precious metal transport; and amenable host rocks for deposition of economic concentrations of precious metals. The primary host rocks for the current Comstock resource areas are early Miocene age volcanic rocks, primarily andesitic to rhyolite volcanic flows, domes and intrusive rocks.

From 2007 through 2016, the Company drilled 997 RC and core holes in the Lucerne resource area, totaling 370,522 feet. The Lucerne geologic database now contains 1,850 holes totaling 473,224 feet, including 2004-2005 drilling by the Company and previous drilling by other mining companies.

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

Future Exploration Potential

    The Comstock Mining district is a well-known, historic mining district, with over 150 years of production and exploration-based history. From our first acquisition in the Comstock District, we have accumulated a vast collection of historic reports and maps on properties in the district. The data collection has been transformed into digital files with two-dimensional and three-dimensional presentation capabilities. Our exploration efforts in the past have been focused primarily upon the Lucerne and Dayton resource areas. We have conducted detailed geologic exploration and resource modeling on less than 10% of our approximate 9,358-acre land position. Going forward, the Company will continue ongoing exploration and development programs in the Lucerne and Dayton resource areas and expand the exploration to underground mineral targets. This includes further compilation and review of historic surface and sub-surface geology, geochemical and geophysical investigations and drilling.

Dayton Resource Area

    The Company plans to advance the Dayton resource area (the "Dayton") to full feasibility. The volcanic host rocks and structural controls of the mineralization defined to date are projected south from the Dayton into the Spring Valley exploration targets. The technical staff has identified multiple drill targets within several specific locations that encompass the Dayton, and the new targets are based on the Company's latest review of previous geophysical studies and current interpretation of the geology. The Company's long-term plan is to further develop the Dayton resource area toward full economic feasibility.

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

    This underground sampling program has provided a wealth of assay information and critical information for furthering the geologic understanding of the Dayton. In some cases, structures identified on the surface were traced underground and in other cases new structures were identified underground where surface expressions were absent or obscured.

Spring Valley

    Spring Valley is located south of the Dayton resource area and south and east of State Route 341. Ground magnetic geophysical surveys identified a linear anomalous corridor, defined by a series of relative magnetic lows. Limited drilling in Spring Valley has intercepted altered volcanic host rocks and identified several mineralized zones. Economic gold mineralization has been intercepted in several widely spaced drill holes during prior Spring Valley programs and selected drill hole intercepts are highlighted (see Figure 7 in the Exploration section of Management's Discussion and Analysis). The expanded exploration program for Spring Valley will include phased drilling programs that will continue southerly from State Route 341 to the historic Daney mine site. The targeted area has a total strike length of approximately 8,000 feet.

On May 21, 2020, the Company exercised its option with New Daney Company Inc. ("New Daney") to purchase seven unpatented lode mining claims located in Spring Valley, Nevada, south of the Company's Dayton resource area. These claims had been leased from New Daney since 2010. The claims were purchased for a total of $100,000, inclusive of a 3% NSR royalty.

On September 8, 2020, the Company and Tonogold closed the Purchase Agreement, transferring the membership interest of Comstock Mining LLC to Tonogold. The Purchase Agreement waived the non-compete restrictions to allow Tonogold to proceed with an option to acquire the Ida Consolidated and other properties (the "Ida Properties") from the Wilson Parties. If Tonogold exercises the option, Tonogold agrees that the Ida Properties will be subject to the NSR royalty agreement, and also agreed to transfer two patented and eight unpatented mining claims west of Spring Valley to the Company for no further consideration (see Figure 3).

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

The Occidental properties are currently being explored by Tonogold under its Mineral Exploration and Mining Lease. Under that lease, the Company retains a 1.5% NSR royalty on any mineral production from these properties.

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

The Gold Hill properties are currently being explored by Tonogold under its Mineral Exploration and Mining Lease. Under that lease, the Company retains a 1.5% NSR royalty on any mineral production from these properties.

The Como and Wild Horse Properties

On February 25, 2020 and September 17, 2020, the Company sold two patented mining claims and five unpatented mining claims (the "Wild Horse" properties), and eight unpatented mining claims (the "Como Comet" properties), respectively, to Hercules Gold USA LLC ("Hercules") for a total purchase price of $100,000 and 100,000 shares of common stock of Eclipse Gold Mining Corporation (the parent Company of Hercules), with a fair value of $52,000, plus a 2% NSR royalty on future mineral production from these properties. Hercules has the option to purchase the royalty for $75,000 for each one percent (1%) per each patented or unpatented claim.

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

The Supreme Court reversed the District Court’s dismissal of the CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim. The District Court concluded that the Supreme Court's reversal of the CRA's due process claim required that the CRA be afforded the opportunity to conduct discovery and allowed the CRA the time to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018, and the District Court held a hearing on April 23, 2018. Additional discovery was also allowed by the District Court. On May 14, 2019, the Court held a hearing on the CRA’s due process claim and issued its ruling from the bench. The Court concluded that the CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied the CRA of its due process rights. The Court, therefore, denied the CRA's due process claim. On July 11, 2019, the Court issued and filed a formal judgment in favor of Lyon County and Comstock Mining. The Company and Lyon County have filed a motion to recover attorney's fees and costs from the CRA.

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. The CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020. The appellate briefing was completed with the filing of the CRA’s Reply Brief on May 8, 2020.

On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and Comstock Mining. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE American exchange under the symbol “LODE.” The last reported sale price of our common stock on the NYSE American on March 5, 2021, was $4.33 per share. As of March 5, 2021, the number of holders of record was 551.

Equity Compensation Plan Information

See Item 11, Executive Compensation, Equity Compensation Plan Information, and also below for information on plans approved by our stockholders.

2020 Equity Incentive Plan

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000, including the 540,000 shares granted to non-executive directors and vesting in three equal increments of 180,000 shares each on January 1, 2022, 2023 and 2024. See Note 16, Stock-Based Compensation, to the consolidated financial statements.

The remaining availability under the 2020 Plan is 1,260,000 shares. The plan provides for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. Stock-based awards will be based on the Company’s goal, which is to grow per-share value by commercializing environment-enhancing, precious and strategic-metal-based products and processes that generate a rate of predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform. The next three years are dedicated to delivering that value by achieving the performance objectives listed below:

Commercialize a global, ESG-compliant, profitable, mercury remediation and other critical mineral systems:
•Establish the technical efficacy of MCU’s Comstock Mercury System, and protect the intellectual property;
•Deploy and operate the first international mercury remediation project by deploying MCU’s second and third mercury remediation systems, into the Philippines;
•Identify, evaluate and prioritize a pipeline of potential mercury remediation projects; then deploy the third and fourth mercury remediation projects, producing extended, superior cash flow returns; and
•Assess and acquire accretive, ESG-based, strategic and critical mineral expansion opportunities.

Establish and grow the value of our mineral properties:
•Establish the Dayton Resource area’s maiden, stand-alone mineral resource estimate;
•Expand the Dayton-Spring Valley Complex through exploration drilling and geophysical modelling;
•Develop the expanded Dayton-SV Complex toward full economic feasibility, supporting a decision to mine;
•Entitle the Dayton-SV Complex with geotechnical, metallurgical and environmental studies and permitting; and
•Validate the Comstock NSR Royalty portfolio (e.g., Lucerne Mine, Occidental Lode, Comstock Lode).

Monetize non-strategic assets and build a quality organization:
•Monetize our third-party, junior mining securities responsibly, for $12.5 million or more;
•Monetize our non-mining assets for $12.5 million, excluding the Gold Hill Hotel;
•Grow the value of our Opportunity Zone investments to over $30.0 million; and
•Deploy a systemic organization, capable of accelerating growth and handling complexity.

The plan is designed to deliver per-share value over the next three years, while positioning the Company for continued growth.

On January 4, 2021, the Compensation Committee of the Board of Directors of the Company authorized grants totaling 1,055,000 performance share units to key employees of the Company. The Executive Chairman and CEO of the Company was among the recipients, with a grant of 500,000 performance share units. Vesting of the awards is conditioned upon the achievement of strategic performance objectives of the Company over three years, as described in the Comstock

Mining Inc. 2020 Equity Incentive Plan, for half of the award, and achieving a per share price of $12 or greater within five years for the other half of the award.

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. There is no availability of shares under the 2011 Plan. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

On May 28, 2020, Comstock’s Board of Directors granted 315,000 common shares to non-executive board members for current and past services and 138,800 fully vested options to acquire common shares to employees under the 2011 Plan. See Note 16, Stock-Based Compensation, to the consolidated financial statements. Employees were granted 138,800 fully vested options to acquire common shares with an exercise price equal to the closing price of the Company's common shares on the date of the grant, or $0.56 per share, and expiring on the second anniversary of the grant.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that we believe is relevant to understanding and assessing the consolidated results of operations and the financial condition of the Company, as of and for the years ended December 31, 2020 and 2019, and our future results. The information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

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
•Entitle the Dayton-SV Complex with geotechnical, metallurgical and environmental studies and permitting; and
•Validate the Comstock NSR Royalty portfolio (e.g., Lucerne Mine, Occidental Lode, Comstock Lode).

Commercialize a global, ESG-compliant, profitable, mercury remediation system:
•Establish the technical efficacy of MCU’s Comstock Mercury System, and protect the intellectual property;
•Deploy and operate the first international mercury remediation project by deploying MCU’s second and third mercury remediation systems into the Philippines;
•Identify, evaluate and prioritize a pipeline of potential mercury remediation projects; then deploy the third and fourth mercury remediation projects, producing extended, superior cash flow returns; and,
•Assess and capitalize on value enhancing, ESG-based expansion opportunities

Monetize non-strategic assets and build a quality organization:
•Monetize our third-party, junior mining securities responsibly, for $12.5 million or more;
•Monetize our non-mining assets for $12.5 million, excluding the Gold Hill Hotel;
•Grow the value of our Opportunity Zone investments to over $30.0 million; and
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

The Company and its subsidiaries now own or control approximately 9,358 acres of mining claims, parcels, and royalty interests in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims (public lands), which the BLM administers. The Company's headquarters is on American Flat Road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our recent mining operations, to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads.

Our sale to Tonogold of the membership interests in Comstock LLC, the owner of the Lucerne Mine, resource area and related permits closed on September 8, 2020. The Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to the Company’s most-recent test mining operations from 2012 through 2015. Lucerne is the subject of ongoing assessment, exploration and development plans by Tonogold. The Company retains a 1.5% NSR royalty in the Lucerne properties.

The Company achieved initial production and first poured gold and silver on September 29, 2012. The Company ceased mining in 2015 and concluded processing in 2016. From 2012 through 2016, the Company mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

Current Projects

Exploration and Development

The Company has identified many exploration targets on its land holdings in the Comstock District, but has focused, to date, on the Dayton resource area and, through our collaboration with Tonogold the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and other exploration targets, to Tonogold, which has near-term plans for exploration and ultimately development towards economic feasibility for those assets. We are developing exploration plans for the remaining areas, primarily the Dayton resource area and Spring Valley group that we view as an extension of the Dayton resource area.

The Company's district-wide exploration and development plans contemplate three specific, geological areas that the Company has organized into wholly-owned subsidiaries called Comstock Exploration and Development LLC, Comstock Northern Exploration LLC, and Comstock LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock LLC. Comstock LLC, which was recently acquired by Tonogold, includes the Lucerne properties, for which the Company retains a 1.5% NSR royalty. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production (Figure 4).

The Company retained royalties ranging from 1.5% to 3.0% on the Lucerne, Occidental and other properties, and an additional royalty of 1.0% (that is 25% of 4%) on Sutro Tunnel Company mining patents in Storey County, Nevada, through the Company's 25% membership interest in Pelen Limited Liability Company ("Pelen"), the 100% owner of the historic Sutro Tunnel Company.

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
Feet
1 inch = 2,000 feet

Figure 4 - General Overview of Priority Exploration Targets

Comstock Processing LLC (100% owner of the American Flat Processing Facility)

The processing facility is in the American Flat area of Gold Hill, Nevada, less than a mile west of Lucerne, and operated 24 hours per day, seven days per week, for substantially all of late 2012 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the property, plant, equipment, and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat Road, Virginia City, Nevada. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, Comstock Processing has entered into two agreements that leverage its platform for nearer-term cash generation: first, with the Lease Option Agreement with Tonogold to lease and operate the facilities and second, with Mercury Clean Up LLC (“MCU”) for the commercial pilot of the MCU mercury remediation system.

CPL’s Lease Option with Tonogold

On November 18, 2019, the Company entered into the Lease Option Agreement to lease its permitted American Flat mining property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mine. Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1.1 million in expenses to maintain the option. If the option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility. After the first $15.0 million in rental fees are paid, the rental fee will step down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company.

CPL’s Venture with Mercury Clean Up, LLC

The second agreement (the "MCU Agreement") is with Mercury Clean Up, LLC ("MCU"), to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, worldwide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and has secured its first major, international remediation project in the Philippines. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new, global growth opportunity consistent with the Company’s Strategic Focus.

Worldwide unregulated activity has released thousands of tons of mercury into the environment. The continued worldwide use of mercury in unregulated activities, primarily outside of the United States, is polluting air, soils and waters, and poisoning marine life and endangering lives. Ongoing, unregulated artisanal mining outside of the U.S. represents more than 40% of the ongoing mercury contamination and represents a tremendous opportunity for cleaning up the environment in a sustainable, profitable manner. Mercury will not go away by itself and must be removed to stop the pollution. Mercury can’t be broken down or destroyed, and MCU, in collaboration with Oro and the Company, is pioneering an effective solution.

Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through December 31, 2020, the Company has invested $1.15 million in cash and over $0.85 million in stock, representing a $2.0 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform.

Over the past seven years, Comstock has implemented several plans, approved by NDEP, intended to address NDEP’s and the U.S. Environmental Protection Agency (“EPA”) protocols, guidance and goals for sampling, characterizing, transporting and managing mercury within the Carson River Mercury Superfund Site ("CRMS") Study Area. These plans and CPL’s existing, permitted infrastructure provide an ideal platform for validating the efficacy of the MCU process. MCU and the Company will work closely with NDEP for any additional approvals or permits.

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for pilot testing. MCU delivered sampling and testing equipment to the American Flat site in February 2020, and began taking samples of tailings at locations in the CRMS to locate suitable material to commence testing. The remaining equipment arrived at the American Flat site during the third quarter of 2020, and MCU began stockpiling material and initial test processing during the fourth quarter of 2020.

Based on successful proof of technical and economic viability, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. The Company currently holds 15% of the membership interests of MCU with an option to increase to 25% of the membership interests, and separately, the right to 50% participation in any joint ventures, including, but not limited to, MCU Philippines, Inc. and Comstock mercury remediation project, the first two mercury remediation project opportunities.

The Company entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein, MCU and Comstock have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”); where Comstock and MCU formed a new joint venture to engage profitably in the Philippine Opportunity. The Company has made cash investments in the form of $1.2 million in interest free loans and committed up to an additional $1.8 million in equity and debt investments, and received 50% ownership of a new entity called MCU Philippines, Inc. At such time as Company investments in joint ventures under the MCU Agreement total $2.0 million, it will be issued an additional 10% of the membership interests of MCU, for total membership interests of 25%.

The first processing unit was shipped to the Philippines in the fourth quarter of 2020, with production expected to commence during the first quarter of 2021.

CPL and Development of Clean Technologies

The ongoing testing of alternative technologies aligns with the Company’s Strategic Focus on responsible development. A breakthrough with cleaner technologies could result in higher, faster recoveries with reduced waste, shorter permitting cycle times and lower reclamation costs.

The Company continues exploring other partners and ventures that can leverage its fully-permitted platform for the development of cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing, and related ventures of environmentally-friendly and economically enhancing mining technologies.

Comstock Exploration & Development (100% owner of the Dayton Resource and Spring Valley Exploration Areas)

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads. The Dayton resource area includes the historic Dayton, Kossuth and Alhambra patents, and the Dayton Consolidated mine workings. The historic Dayton Consolidated mine was the last meaningful underground mining operation in the Comstock District, before being closed after the War Act in October 1942, which closed down non-essential gold mining operations in the United States and its territories.

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

During the third quarter of 2020, the Company engaged Geotech Ltd ("Geotech") of Aurora, Canada, to conduct an airborne geophysical survey of the Dayton resource area, Spring Valley exploration targets, and the rest of the Company's Comstock District properties. The survey included both magnetic and Geotech's proprietary Versatile Time-Domain Electromagnetic ("VTEM") surveys. The survey was flown from September 19 through October 3, 2020, with 1,161 line-kilometers. The interpreted, three-dimensional results are scheduled to be delivered in early 2021. The results will greatly increase the Company’s understanding of the Dayton resource area and Spring Valley resource expansion potential, along with the Company’s other exploration targets in Lyon County.

Comstock District
2020 Geophysics
Legend
V&T Railroad
Counties
Sections
CMI Controlled
Fee
Patented
Unpatented
Comstock Interests
N
Feet
0 750 1,500 3,000
1 inch = 2,560 feet
As-of: 12-31-2020

Figure 5 - Total Magnetic Intensity, with cooler colors representing relative magnetic lows, and warmer colors relative highs

The Company’s technical staff is currently compiling a detailed structural interpretation of the Dayton resource area, which will provide the framework for a completely new resource model. The detailed interpretation is leading to a list of highly prospective drill targets to further define and expand the mineral resource.

42500 N
Dayton adit
Proposed drilling
BXM
ZN
PQ
NW-01 bounding fault
BXD
BXU
NW-02 bounding fault
AD
Shows stacked breccias and intrusives
Assay Results
Alluvium
Kate Peak
Andesite Alt
Andesite Sed
Sutro Sedime
Andesite Hem
Quartz Porph
Santiago Can
Vertical Scale 1/100
SCALE
1"=100'(H) 100'(V)
DATE
2020/11/14

Figure 6 - Example Interpreted Dayton Section, West to East

The plan includes expanding the current resource at the Dayton resource area and continuing southerly into Spring Valley. The Spring Valley group of exploration targets lies adjacent to the Dayton resource area, trending south toward the southern-most end of the Comstock District that includes the southern portion of the Kossuth patented claim and the Dondero and Daney claims, and all of the Company’s placer mining claims in Spring Valley and Gold Canyon. The Spring Valley mineralized structures lie mostly concealed beneath a veneer of sediment gravels and the volcanic host rocks and the structural controls of the mineralization defined for the Dayton resource area are known to continue south into Spring Valley. The exploration of Spring Valley will include phased drilling programs that will continue southerly from State Route 341 to the historic Daney mine site (Figure 4), with a potential strike length of approximately 9,600 feet.

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

The Company is proceeding to publish a separate, S-K 1300 compliant, Initial Assessment technical report for the Dayton resource area to validate a mineral resource estimate. The new technical report will provide not only a new resource estimate, but also a phased drilling plan for further defining and expanding the resource for sustainable, profitable mining. The Company plans to continually advance the Dayton resource area to full feasibility, towards a production ready mine plan. Mining and processing on lands 100% privately held by the Company should simplify and shorten the critical permitting chain.

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

The lease has a quarterly fee of $10,000 in the first year, escalating 10% per year thereafter. Tonogold is also required to reimburse all claim maintenance costs, third-party lease payments, and other costs associated with owning the properties. The Company retains a 1.5% to 3.0% NSR royalty on future mineral production from the properties. The Company also maintains an additional net royalty of 1.0% (that is, 25% of 4%) on Sutro Tunnel Company mining patents in Storey County, Nevada, through the company’s 25% membership interest in Pelen, the 100% owner of the historic Sutro Tunnel Company.

The Exploration Lease includes the Occidental group and Gold Hill group of exploration targets, which contain many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines, as well as the historically under-developed Occidental Lode, parallel to the main Comstock trend. The Company believes this will accelerate the development of these targets and enhance the value of its mineral property and royalty portfolio. Tonogold has permitted an exploration drilling program for these areas, and began drilling during the third quarter of 2020, commencing their announced $7.0 million drill program, including both core and RC drilling, focused on the historically significant Comstock Lode.

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

In January 2019, the Company and Tonogold entered into a Purchase Agreement, as restated and amended in September 2020, to sell to Tonogold its interests in Comstock LLC, a wholly-owned subsidiary of the Company with sole net assets of the Lucerne properties and related permits. The transaction was completed September 8, 2020, with Tonogold receiving 100% of the membership interests and full control of Comstock LLC. The Company received consideration including $7.1 million in cash, $6.1 million in CPS with a fair value of $7.6 million, and a Note with fair value of $6.1 million, net of a related contingent forward with a fair value of $2.0 million, for a total of $18.8 million, resulting in an $18.3 million gain. Tonogold also guaranteed the Company’s remaining payments for its membership interest in Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities. The Company also retains a 1.5% NSR royalty on the Lucerne properties. See Note 2, Significant Transactions, to the consolidated financial statements.

Over the past two years, Tonogold, aided by the independent mining advisory firm of Mine Development Associates, has evaluated and remodeled the Lucerne mineral resource, and plans further exploration, development and economic feasibility assessments.

Dayton - Spring Valley
Magnetic Geophysics
Legend
Dayton Exploration Holes
Percussion Holes (<82' depth)
Veins - Jim Wright Interpretation
Structures
MAG HI
MAG MID
MAG LO
CMI Unpatented Claims
CMI Patent & Fee
N
Feet
0 300 600 1,200
1 inch = 600 feet
D11-21
15' Avg. 0.887 opt Au
1.693 opt Ag
D94-17
50' Avg. 0.030 opt Au
1.072 opt Ag
followed by
10' Avg. 0.193 opt Au
3.875 opt Ag
D10-01
295' Avg. 0.027 opt Au
0.087 opt Ag
followed by
430' Avg. 39:1 Ag:Au Ratio
0.117 opt Ag
SV 12-05
235' Avg. 0.031 opt Au
0.102 opt Ag
SV 09-05
40' Avg. 0.182 opt Au
0.850 opt Ag
M00-1
9.5' Avg. 0.781 opt Au
1.708 opt Ag

Figure 7 - Dayton and Spring Valley Ground-Magnetic Geophysics with Interpreted Veins and Structures

Significant Transactions

Tonogold Resources Inc. Securities, Purchase, Lease and Option Agreements

There are three agreements between the Company and Tonogold Resources Inc ("Tonogold"): the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for the Company's American Flat processing facility. See Note 2, Significant Transactions, to the consolidated financial statements.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as amended and restated on September 8, 2020, to sell to Tonogold its interests in Comstock LLC, a wholly-owned subsidiary with sole net assets of the Lucerne properties and related permits, (the "Purchase Agreement”), with the initial closing on November 18, 2019.

On November 18, 2019, Tonogold received 50% of the membership interests of Comstock LLC, in exchange for the consideration paid to date. The Company retained all management control and authority over Comstock LLC until Tonogold's membership interests totaled 100%.

On September 8, 2020, the Purchase Agreement was closed, and 100% of the membership interests were acquired by Tonogold. The fair value of the consideration delivered by Tonogold for the membership interests in Comstock LLC was $18.8 million, including cash, CPS, and a note receivable. The Company's gain on the sale was $18.3 million, recorded during the year ended December 31, 2020 in the consolidated statements of operations.

Other features of the Purchase Agreement include Tonogold guaranteeing the Company’s future payments of capital contributions required under the operating agreement of Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, the assumption of certain reclamation liabilities, and the reimbursement of certain operating costs. The Company also retains a 1.5% NSR royalty on the Lucerne properties.

Cash - Through September 8, 2020, the Company received $7.1 million in a series of cash payments from Tonogold, starting with a $1.0 million non-refundable deposit in January 2019, and concluding with $140,000 at closing of the Purchase Agreement.

Tonogold CPS and Common Shares - The consideration received under the Purchase Agreement included the CPS. During 2019, the Company received $6.1 million face value in Tonogold CPS. The CPS became convertible into common shares on May 22, 2020. The conversion price for the CPS was the lower of (1) $0.18 cents per share, or (2) 85% of the 20-day volume weighted average closing price of Tonogold common shares. Tonogold could redeem the CPS prior to conversion, at a redemption price 120% of the face value of the CPS. The CPS was recorded by the Company at a fair value of $7.6 million when received.

On May 22, 2020, and September 29, 2020, the Company elected to convert $1.1 million and $2.8 million of CPS, respectively, at $0.18 per common share, for a total of 21,777,778 Tonogold common shares. On October 2, 2020, Tonogold redeemed the remaining $2.2 million of CPS for $2.6 million in cash, representing 120% of face value.

On December 16, 2020, the Company entered into an agreement with Wingfield Tono LP ("Wingfield") for the purchase of up to 15,666,667 Tonogold common shares at a fixed price of $0.33 per share, in three tranches scheduled for December 23, 2020, January 15, 2021, and February 1, 2021. The Company received $0.9 million from Wingfield through December 31, 2020.

During the year ended December 31, 2020, the Company sold 8,645,918 Tonogold common shares at an average price of $0.37 per share for gross proceeds of $2.9 million (plus a $0.2 million related receivable).

At December 31, 2020, the Company has total investments in Tonogold of 13,131,860 common shares valued at $3.9 million. The fair value of the common shares is based on the $0.30 closing share price (OTC: TNGL) on December 31, 2020. See Note 15, Fair Value Measurements, and Note. 22, Subsequent Events, to the consolidated financial statements.

Tonogold Note Receivable - The consideration received for Tonogold's acquisition of Comstock LLC included the Note. The Note had an initial principal balance of $5,475,000 when the Note was issued on March 20, 2020. The outstanding principal balance was $4,475,000 when the Purchase Agreement closed on September 8, 2020. The Note has an interest rate of 12% per annum, with interest payable monthly. The outstanding principal balance is due on September 20, 2021, unless extended by the Company.

The Note includes the following features: 1) conversion feature allowing the Company, in its option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing the Company to redeem the Note in cash at a 125% premium; 3) event of default redemption right allowing the Company the right to elect redemption of the Note in cash at a 118% premium; and 4) an option for the Company to extend the maturity date. On September 8, 2020, the fair value of the Note was $6.1 million, based on a Monte Carlo model with various inputs, including the Tonogold common share price of $0.35, volatility of 96%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30%, probability of prepayment of 5%, probability of change of control of 5% and probability of default of 27%. On December 31, 2020, the fair value was updated with a Tonogold common share price of $0.30, resulting in a fair value of $5.5 million, and a loss on change in fair value of $0.6 million recorded in other expense in the consolidated statements of operations.

Contingent Forward - The Note was previously accounted for as a contingent forward. In evaluating the accounting for the Note, the Company determined that, although the Note represents legal form debt, it should be evaluated and accounted for based on the substance of the arrangement rather than its legal form. The Company concluded that the Note represented a contingent forward for the Company’s right to sell its membership interests in Comstock LLC to Tonogold at a future date in exchange for cash consideration or common stock of Tonogold if certain options were elected (the “Contingent Forward”). The Company identified the Contingent Forward as a derivative which was adjusted to fair value at the end of each reporting period. The Company recorded the $1.2 million initial fair value of the Contingent Forward in additional paid in capital since Tonogold, a related party at the time, owned 50% of the membership interests of Comstock LLC. The fair value of the contingent forward asset on September 8, 2020 was $2.0 million, and was an offset to the consideration received for the sale of Comstock LLC recorded on September 8, 2020. Upon closing of the Purchase Agreement, the contingencies were eliminated, and the Note was recorded as a current asset on the consolidated balance sheets.

Mineral Exploration and Mining Lease for Storey County Properties

On September 16, 2019, as amended and restated on December 23, 2019, the Company, as lessor, entered into a 10-year, renewable mineral exploration and mining lease with Tonogold for certain mineral properties owned or controlled by the Company in Storey County, Nevada (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials.

Tonogold pays the Company a quarterly lease fee of $10,000. The lease fee escalates 10% each year on the anniversary date of the Exploration Lease. Tonogold also reimburses the Company for all costs associated with owning the properties, including lease payments for underlying, third-party leases. The Exploration Lease also provides for royalty payments when mining operations commence. For the first year following the commencement of mining, royalties will be paid to the Company at the rate of 3.0% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter.

The Exploration Lease provides that Tonogold’s exploration spending, permitting, and engineering commitments will be a cumulative total of at least $20.0 million over 20 years, at the rate of $1.0 million per year. Tonogold also committed to specific milestones for issuing technical reports on their results, culminating in a published Feasibility report by the 20th anniversary of the Exploration Lease. Tonogold is currently conducting exploration drilling targeting the Gold Hill and Occidental targets in Storey County.

The initial term of the Exploration Lease (the "Exploration Term") is 5 years, with Tonogold committing to spending at least $5.0 million for exploration, and to producing an NI 43-101 compliant technical report by the end of the 5th year. The Exploration Lease will automatically renew for a second, 10-year term (the "Development Term") as long as the commitments have been met. During the Development Term, Tonogold is committed to $10.0 million of additional expenditures for exploration, development, and technical reporting, and to producing an economically viable mine plan and an NI 43-101 compliant Pre-Feasibility report before the agreement's 15th anniversary.

The Exploration Lease will automatically renew for a third, five-year term (“the Planning Term”) provided that the prior spending and reporting commitments have been met. During the Planning Term, Tonogold is committed to $5.0 million in additional expenditures for exploration, development, permitting, and technical reporting. By the 20th anniversary of the agreement, Tonogold also commits to producing an economically viable mine plan, and an NI 43-101 compliant Feasibility Report, and will produce a mutually agreed-upon schedule for placing the properties into production.

If the spending and other commitments have been met during the Planning Term, the Exploration Lease will automatically continue in effect as long as development and permitting activities continue in compliance with a mutually agreed-upon schedule, or for so long as minerals are produced from the properties or from adjacent properties (the "Extended Term").

Lease Option Agreement for the American Flat Processing Facility

On November 18, 2019, the Company, as lessor, entered into the Lease Option Agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mine. Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1.1 million in expenses per year to maintain the option. If the option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility, up to and until the first $15.0 million in rental fees are paid, and then stepping down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to the Company. The Lease Option Agreement remains in effect, but has not yet been exercised.

Reimbursements

Total reimbursements under the three Tonogold agreements, including, but not limited to, all costs associated with owning the properties, lease and option payments and lease income for the years ended December 31, 2020 and 2019 were $2.9 million and $2.2 million, respectively.

Mercury Clean Up, LLC Pilot and Joint Venture Agreements

The MCU Agreement

On June 21, 2019, as amended July 3, 2019, April 10, 2020 and December 4, 2020, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with Mercury Clean Up, LLC ("MCU"). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions that was payable in cash of $1.15 million and shares of the Company's common stock of $0.85 million, in exchange for 15% of the fully-diluted membership interest of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

Based on successful proof of technical and commercial viability, the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Ventures, and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Completing $2.0 million of such financing entitles the Company to an additional 10% of the fully-diluted membership interests of MCU.

MCU Investment

Cash - The Company made cash payments to MCU of $750,000 during 2019, and $400,000 during 2020, bringing the total to $1,150,000 in cash and satisfying the required cash contribution.

Shares of Common Stock - The MCU Agreement contains a provision whereby the Company is required to issue additional shares of its common stock for the difference between the value of the Company's common shares received by MCU and the required stock-based investment of $850,000. On July 18, 2019, the Company issued 900,000 shares of restricted common stock with a fair value of $751,050 to fund the MCU capital contribution. During the three months ended June 30, 2020, MCU sold the 900,000 common shares for net proceeds of $465,127, reducing the remaining make-whole liability to $384,873. On May 15, 2020, the Company issued MCU an additional 625,000 shares of restricted common stock with a fair value of $314,687.

On December 4, 2020, the 625,000 remaining common shares became transferable, and MCU and the Company agreed that MCU received consideration in excess of the required $2.0 million, and the Company became the fully vested owner of 15% of the fully-diluted membership interest of MCU and became entitled to 50% participation in the Joint Ventures. As of December 31, 2020, the total purchase price of $2.0 million, paid in cash and stock, is accounted for as Investment in

Mercury Clean Up, LLC, a non-current asset on the consolidated balance sheets. The investment is accounted for under the equity method.

When liquidated by MCU, the value received for the remaining shares in excess of the required investment will be applied to the Company's investment in the Joint Ventures. As of December 31, 2020, the excess value was $265,127, accounted for as Derivative asset related to MCU, a current asset on the consolidated balance sheets.

MCU Philippines, Inc. Investment

On April 10, 2020, the Company entered into a second amendment of the MCU Agreement, wherein MCU and the Company have identified an opportunity to remediate mercury in the Philippines, specifically in the province of Davao d' Oro (the “Philippine Opportunity”). In July 2020, MCU formed MCU Philippines, Inc. ("MCU-P") to engage in the Philippine Opportunity.

On December 4, 2020, the Company became fully entitled to 50% participation in the Joint Ventures, was issued 50% of the common stock of MCU-P, and the Company’s chief executive officer was appointed a director of MCU-P.

During 2020, the Company made cash loans to MCU-P of $1.2 million, in the form of senior secured interest free loans, and committed up to another $1.8 million in secured loans. At such time as the Company's loans to MCU-P reach $2.0 million, the Company will receive an additional 10% membership interest in MCU.

Because the transaction had not previously closed, these amounts were recorded as Deposits for Investment in MCU Philippines, Inc on the consolidated balance sheets at September 30, 2020. As of December 4, 2020, when the Company was granted 50% participation in the Joint Ventures, the deposits were recorded as a senior secured interest free note receivable due December 31, 2024. At December 31, 2020, the fair value of the note receivable from MCU-P is valued at the $1,080,000 face amount less a discount of $319,060, representing the present value of the interest free benefits of the note. The discounted present value is based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. As of December 31, 2020, the fair value of the note receivable is recorded in Notes receivable and advances, net, and an amount equal to the original unamortized discount is included in Investment in MCU Philippines, Inc., a non-current asset on the consolidated balance sheets at December 31, 2020. The investment is accounted for under the equity method. See Note 15, Fair Value Measurements, to the consolidated financial statements.

Pelen Limited Liability Company Membership Interest

Investment in Pelen Limited Liability Company Membership Interest

Pelen owns 100% of the historic Sutro Tunnel Company ("Sutro") which, in turn, owns the Sutro townsite, the historic six-mile Sutro Tunnel, the federal land grants and mining rights extending 1,000 feet on each side of the six-mile tunnel, the rights to the tunnel’s water, and patented mining claims and private lands on Gold Hill.

In January 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen. In November 2018, the Company issued 351,637 shares of restricted common stock as additional shares based on the shortfall of the aggregate proceeds for the initial shares.

On April 24, 2020, the Company completed the acquisition of 25% of the total membership interests of Pelen, settling all remaining amounts due. The total purchase price was $0.6 million, paid in stock and cash and recorded as Investment in Pelen Limited Liability Company, a non-current asset on the consolidated balance sheets at December 31, 2020. The investment is accounted for under the equity method.

Purchase Option for Pelen Limited Liability Company

On September 1, 2020, the Company paid $100,000 for a one-year option (the "Option") to purchase the remaining 75% of the membership interests of Pelen, for a purchase price of $3,750,000. The Option can be extended for a second year for an additional option fee of $100,000, with the purchase price increased to $4,400,000; and can be extended for a third year for another additional option fee of $100,000, with the purchase price increased again to $5,000,000. If the Option is exercised, half of all option payments will be credited to the purchase price. The $100,000 option payment is included in Prepaid expenses and other current assets on the consolidated balance sheets at December 31, 2020.

Sutro Tunnel Company Mineral Exploration and Mining Lease

On September 1, 2020, the Company entered into a new mineral exploration and mining lease with Sutro, which is wholly-owned by Pelen. The lease covers patented mining claims, exploration rights, and access over and through town lots in Gold Hill and Virginia City, Nevada. The lease also provides the right to explore the Sutro Tunnel. The previous lease with Sutro expired December 31, 2017, and had been extended on a month-to-month basis.

Sierra Springs Opportunity Fund, Inc. Investment

Investment in Sierra Springs Opportunity Fund Inc.

During 2018 and 2019, Comstock’s Board of Directors approved the Company entering into an investment in a certain opportunity zone fund in northern Nevada. During 2019, Comstock invested $335,000 into a qualified opportunity zone fund Sierra Springs Opportunity Fund, Inc. ("SSOF"). Sierra Springs Enterprises, Inc. ("SSE") is wholly owned by SSOF. It is anticipated the Company could own approximately 9% of SSOF upon issuance by SSOF of 75.0 million authorized shares to investors. The Company’s chief executive officer is the president and a director of SSOF and an executive and a director of SSE.

Comstock’s $335,000 investment in SSOF is recorded on the consolidated balance sheets at December 31, 2020, and 2019, as Investment in Sierra Springs Opportunity Fund, Inc., a non-current asset. The investment is accounted for at cost less impairment because there is no ready market for the investment units. Management has identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to the early stage of the fund and the absence of a public market for its stock.

Silver Springs Properties

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, October 1, 2020, and December 30, 2020, the Company entered into agreements with SSE to sell the Company's two Silver Springs properties (the "Silver Springs Properties"), including 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in Downtown Silver Springs ("DTSS") for $3.6 million. Accordingly, the properties are classified as assets held for sale on the consolidated balance sheets at December 31, 2020 and 2019.

On December 9, 2019, the Company purchased 100% of the membership interests in DTSS, including 160 acres of centrally located land in Silver Springs, Nevada, and related approvals for a commercial downtown development. The DTSS acquisition was accounted for as an asset acquisition, as DTSS did not meet the definition of a business. The Company paid total consideration of $4.1 million. Based on the agreement with SSE to sell the Silver Springs Properties, the carrying value of the land was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations for the year ended December 31, 2019.

As of December 31, 2020, the Company has received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the Silver Springs Properties, recorded in Deposits under current liabilities on the consolidated balance sheets. The transactions are expected to close during 2021.

Advance to Sierra Springs Opportunity Fund Inc.

As of December 31, 2020, the Company had advanced SSOF $1,650,000, for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are expected to be repaid during 2021, upon the sale of the Company’s Silver Springs Properties to SSE.

As of December 31, 2020, the advances totaling $1,650,000 are recorded as a current asset on the consolidated balance sheets in Notes receivable and advances, net. The Company’s maximum exposure to loss as a result of its involvement with SSOF and SSE is limited to the total of its current investment in and advances to SSOF. See Note 22, Subsequent Events, to the consolidated financial statements.

LINICO Corporation Investment

On February 15, 2021, the Company, Aqua Metals Inc., a Delaware corporation (“AQMS”) and LINICO Corporation, a Nevada corporation (“LiNiCo”) entered into a Series A Preferred Stock Purchase Agreement (the “LiNiCo Stock Purchase Agreement”). Pursuant to the LiNiCo Stock Purchase Agreement, and subject to the satisfaction or waiver of specified conditions, the Company will make an initial purchase of 6,250 shares of LINICO Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for 3,000,000 shares of Company restricted common stock and $4.5 million in cash payments. The Series A Preferred shares will have a conversion price of $1.25 per share.

Pursuant to the LiNiCo Stock Purchase Agreement, the Company and AQMS entered into warrant agreements wherein the Company has the right to purchase 2,500 shares of Series A Preferred for a total exercise amount of $2.5 million and AQMS has the right to purchase 500 shares of Series A Preferred for a total exercise amount of $500,000. The Series A Preferred received by the Company pursuant to the exercise of the warrant may be converted into common stock at conversion price of (i) $1.25, if exercised on or before February 15, 2022 or (ii) $2.00, if exercised after February 15, 2022.

Pursuant to certain terms and conditions of an industrial lease between LiNiCo and Aqua Metal Reno Inc., entered into on February 15, 2021 (the “LiNiCo Lease Agreement”), the Company also may exercise the right to purchase the land, buildings and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 for (i) $14,250,000, if the purchase is made on or prior to October 1, 2022 or (ii) $15,250,000, if the purchase is made after October 1, 2022, See Note 22, Subsequent Events to the consolidated financial statements).

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

On January 11, 2021 Nevada Governor Steve Sisolak and the Nevada Department of Health and Human Services, Division of Public and Behavioral Health, Nevada State Immunization Program (NSIP) announced the NSIP is working with Nevada’s local health departments, hospitals, and clinics to distribute COVID-19 vaccines as they become available. NSIP is identifying facilities that have the capacity to properly stock, administer, and maintain COVID-19 vaccine and meet additional federal and state requirements.

Governor Sisolak signed Emergency Directive 033 that became effective on October 1, 2020, to facilitate larger gatherings and events while still diminishing personal contact and increasing the level of disinfection in high use areas. The controlling guidance below accompanies the requirements set forth in Directive 033. In order to minimize the risk of contracting and spreading the virus, minimum strict adherence to safety and infection prevention measures must be followed. All event venues, gathering organizers, hosts and individuals throughout the State must be fully compliant to ensure a successful next step in our reopening. The controlling guidance below is for planning, coordinating, or hosting in-person gatherings (e.g., events, conventions, corporate meetings, services, ceremonies and celebrations). These gatherings may take place in outdoor or indoor venues, including but not limited to, community centers, fellowship halls and gatherings spaces in faith-based buildings, halls, rental space in event centers, or outdoor event spaces. The guidance includes, but is not limited to, implementing 6-foot physical distancing practices, wearing face coverings at all times, conducting health screenings for all events, employees, and visitors by measuring temperature, and assessing detectible symptoms, among other required practices.

The Company is operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that have already resulted in delays of MCU’s plans for commencing mercury recovery testing on the Comstock District and in the Philippines. It is not currently possible to reliably estimate the length and severity of these delays and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods. See Note 2, Significant Transactions, to the consolidated financial statements.

Outlook

The Company has approved a three-year, strategic plan with specific performance objectives designed to deliver per-share value over the next three years, while positioning the Company for continued growth beyond 2023. The plan objectives include establishing and growing the value of our existing mineral properties and royalty stakes, commercializing and growing a global, ESG-compliant, profitable mercury remediation business, and separately monetizing over $25 million in non-strategic assets for funding this growth. The specific performance objectives include:

Commercialize a global, ESG-compliant, profitable, mercury remediation and other critical mineral systems:
•Establish the technical efficacy of MCU’s Comstock Mercury System, and protect the intellectual property;
•Deploy and operate the first international mercury remediation project by deploying MCU’s second and third mercury remediation systems into the Philippines;
•Identify, evaluate and prioritize a pipeline of potential mercury remediation projects; then deploy the third and fourth mercury remediation projects, producing extended, superior cash flow returns; and
•Assess and acquire accretive, ESG-based, strategic and critical mineral expansion opportunities.

Establish and grow the value of our mineral properties:
•Establish the Dayton Resource area’s maiden, stand-alone mineral resource estimate;
•Expand the Dayton-Spring Valley Complex through exploration drilling and geophysical modelling;
•Develop the expanded Dayton-SV Complex toward full economic feasibility, supporting a decision to mine;
•Entitle the Dayton-SV Complex with geotechnical, metallurgical, environmental studies and permitting; and
•Validate the Comstock NSR Royalty portfolio (e.g., Lucerne Mine, Occidental Lode, Comstock Lode).

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

The plan is designed to deliver per-share value over the next three years, while positioning the Company for continued growth.

Our annual operating expenditures, excluding depreciation, are planned at approximately $6.0 million, with approximately $2.0 million of that amount being reimbursed under the various Tonogold agreements, resulting in net operating expenses for 2021, of approximately $4.0 million.

During the second quarter of 2021, the Company expects to close the sale of certain properties located in Silver Springs, Nevada, to Sierra Springs Enterprises Inc., for total proceeds of approximately $10.0 million. The agreements, as amended, included $0.4 million of non-refundable deposits made and released to the Company from escrow. The Company will use a portion of the proceeds from the sale to pay the outstanding $3.3 million of its three remaining unsecured promissory notes entered into on August 6, 2020 and two additional promissory notes, entered into on December 4, 2020, with the Concorde Trust and GHF Inc. (the "Promissory Notes"), plus accrued interest.

The Company’s 2021 plans also include updating the Dayton’s current resource estimate and continuing southerly into Spring Valley with incremental exploration programs that include recently completed geophysical surveys, surface exploration and definition drilling of targets identified by the geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing a new, SK-1300 compliant, mineral resource estimate.

Tonogold is currently permitting a drilling program for the Storey County exploration targets, including the leased mineral claims, just north of the Lucerne area, and announced on September 8, 2020, the commencement of a fully funded drilling program, estimated at $7 million, in one of the most historically significant portions of the Comstock Lode. Tonogold's initial drilling will focus on the nearly two-mile mineralized strike length where most of the historical production was located, and some of the highest known gold and silver grades were encountered on the Comstock Lode and the Occidental Lode.

The Company’s remaining 2021 plans include advancing the investment in and the commercialization of MCU’s mercury remediation processing technologies. The Company expects to increase its funding of MCU-P to $2.0 million during the first quarter of 2021, meaning, at that time, it will increase its ownership of MCU to 25%, in addition to its 50% ownership of MCU-P, the first joint venture in the Philippines.

MCU-P has delivered its first international system to the Philippines and plans to commence reclamation operations in March 2021. MCU-P will operate under a joint venture agreement with Clean Ore Solutions, a Philippine Company, for mercury extraction and remediation of Mount Diwalwal and the Naboc River, one of the most mercury polluted, gold mining regions in the world. This represents the first real international opportunity for large-scale mercury remediation and environmental reclamations, using MCU’s systems, with the objective of establishing MCU as a leader in mercury remediation projects and, in particular, contamination caused by artisanal and small-scale miners.

MCU will continue trial operations on the Comstock throughout 2021, at the Company's American Flat processing facility, to validate and fine-tune the mercury extraction and remediation process, with the objective of reclaiming and remediating the Company's existing properties within the CRMS, enhancing the values of, and evaluating the potential economic feasibility for, these properties and creating new global growth opportunities in mercury remediation by demonstrating MCU’s technological and operational effectiveness, efficiency, and feasibility.

Equity Raises

    During the years ended December 31, 2020 and 2019, the Company issued 7,744,277 and 12,168,834 shares of common stock, respectively. During 2020, 5,921,219 common shares were issued through equity issuance and private placement agreements, at an average price per share of $0.73 and gross proceeds of $4.3 million ($4.1 million, net of issuance fees). During 2019, 8,282,124 common shares were issued through equity issuance and private placement agreements at an average price per share of $0.54 and gross proceeds of approximately $4.5 million ($3.8 million, net of issuance fees). Common shares outstanding at December 31, 2020 and 2019 totaled 34,980,766 and 27,236,489, respectively. See Item 1, Business, Financing Events, and Note 14, Equity, to the consolidated financial statements.

Comparative Financial Information

Below we set forth a summary of comparative financial information for the years ended December 31, 2020 and 2019.

	2020	2019	Difference 2020 versus 2019
Revenue - mining	$—	$—	$—
Revenue - real estate	201,700	179,632	22,068

Costs applicable to mining revenue	218,252	1,498,672	(1,280,420)
Real estate operating costs	802,307	37,562	764,745
Exploration and pre-development costs	835,202	750,647	84,555
Mine claims and costs	135,859	174,173	(38,314)
Environmental and reclamation	132,541	(244,164)	376,705
General and administrative	3,551,800	3,307,195	244,605
Total costs and expenses	5,675,961	5,524,085	151,876
Loss from Operations	(5,474,261)	(5,344,453)	(129,808)
OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining LLC	18,275,846	—	18,275,846
Interest expense	(421,887)	(879,530)	457,643
Other income (expense) (Note 17)	2,552,272	2,418,116	134,156
Net income (loss)	$14,931,970	$(3,805,867)	$18,737,837

     The Company ceased processing material from its leach pad in December 2016, resulting in no mining revenues for the years ended December 31, 2020 and 2019.

    Real estate revenue increased $22,068 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily related to an increase from the Daney Ranch lease signed September 1, 2020, and higher rental utilization on other properties, partially offset by a decrease in rentals of our metallurgical labs at the Company's processing site and a decreased rental rate with the Gold Hill Hotel lessees.

    Real estate operating costs increased $764,765 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, substantially due to higher depreciation expense of $683,173 associated with recognizing the depreciation that would have been charged for previous periods while the Gold Hill Hotel and Daney Ranch properties were classified as assets held for sale. In addition, $38,184 of current period depreciation was recorded for those properties for the year ended December 31, 2020. Other depreciation, maintenance and utility costs accounted for the remainder of the increase.

    Costs applicable to mining revenue decreased by $1.3 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019 as a result of certain assets becoming fully depreciated, and the sale of Comstock LLC. These costs consist solely of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

    Exploration and pre-development costs increased by $0.1 million for the year ended December 31, 2020. as compared to the year ended December 31, 2019, primarily due to the cost of conducting an airborne geophysical survey of the Company's resource areas and exploration targets, partially offset by lower costs for permits, licenses and fees, water payments and payroll.

    Mine claim and costs decreased by $38,314 for the year ended December 31, 2020 compared to 2019, primarily due to timing of reimbursements from Tonogold.

    Environmental and reclamation costs increased by $0.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to a reduction of approximately $0.4 million in the reclamation obligation estimate in 2019, resulting from reclamation activities completed by the Company.

    General and administrative expenses increased by $0.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase is a result of higher director fees, and insurance costs.

The Company recorded a gain of $18.3 million on the sale and deconsolidation of Comstock LLC during the year ended December 31, 2020, the entity that owns the Lucerne Mine, resource area and related permits. There was no comparable prior year transaction.

Other income of $2.6 million for the year ended December 31, 2020 consisted of increases in the fair values of the contingent forward asset of $765,880 and derivative asset related to MCU of $265,127, net gains and changes in fair value of Tonogold securities of $620,537, favorable changes in fair value of make whole obligations and reimbursements related to investments in MCU and Pelen of $496,604, and other income totaling $1.1 million from the sum of interest income, qualified Paycheck Protection Program proceeds, accounts payable settlements, and other items, partially offset by a decrease in the fair value of the Tonogold Note of $642,997.

Other income was $2.4 million for the year ended December 31, 2019, primarily resulting from a $2.2 million gain on termination of an option agreement with Tonogold and a $1.5 million increase in the fair value of Tonogold CPS, partially offset by unfavorable changes in fair value of the MCU make whole obligation of $452,740, preferred stock issuance costs of $432,000, and other net expenses totaling $369,881.

    Interest income increased by $0.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to interest received on the Tonogold Note.

    Interest expense decreased by $0.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to lower average debt outstanding, including the early retirement of the Debenture in August 2020, partially offset by a higher interest rate and discounts on the Promissory Notes, and lower interest expense reimbursements.

    Net income was $14.9 million for the year ended December 31, 2020, as compared to a net loss of $3.8 million for the years ended December 31, 2019. The increase of $18.7 million resulted from the gain on sale and deconsolidation of Comstock LLC of $18.3 million and the $0.6 million increase in other income and expense, net described above, partially offset by the $0.2 million increase in total costs and expenses described above.

 Liquidity and Capital Resources

    The consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company’s current capital resources include cash and cash equivalents and other net working capital resources, planned sales of Tonogold securities, and proceeds from the planned sale of non-mining assets, primarily the Silver Springs Properties.

The Company has recurring net losses from operations and an accumulated deficit of $221.0 million as of December 31, 2020. For the year ended December 31, 2020, the Company generated net income of $14.9 million and used $3.8 million of cash in operating activities. As of December 31, 2020, the Company had cash and cash equivalents of $2.4 million. Through December 31, 2020, the Company had converted 3.9 million of the 6.1 million in Tonogold CPS held by the Company, in exchange for 21,777,778 common shares of Tonogold and received $2.6 million in proceeds from redemption of the remaining CPS, representing 120% of the remaining face value. The Company also realized approximately $3.2 million in cash proceeds from the sale of 8,645,918 Tonogold common shares at an average price of approximately $0.37 per share. At December 31, 2020, the Company holds 13,131,860 Tonogold common shares with an estimated value of $3.9 million, in addition to the $4.5 million face value of the Note, with payment due to the Company on September 20, 2021.

At December 31, 2020, the Company had debt obligations with a face value of $3.6 million with maturities on or before November 1, 2021.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $0.3 million, as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and the rules promulgated thereunder. The amounts received were used to fund payroll costs and the Company expects all proceeds received to be forgiven.

The Company intends to fund its operations over the next twelve months from existing cash and cash equivalents, and proceeds from the Offering, planned sales of Tonogold common shares, the repayment of the Tonogold Note and the planned sale of the Silver Springs Properties. These expected sources of funds are significantly in excess of current debt obligations and cash expected to be used in operating activities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, including registered equity financings from its existing shelf registration statement, borrowings and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. However, as a result of the funding sources described above, management believes the Company will have sufficient funds to sustain its operations during the 12 months following the date of issuance of the consolidated financial statements included herein, including financing required for the LiNiCo transactions described below.

On February 15, 2021, the Company filed a current report on Form 8-K regarding an investment in LINICO Corporation (“LiNiCo”) pursuant to the Series A Preferred Stock Purchase Agreement and related transactions. See Note 22, Subsequent Events, to the consolidated financial statements.

On March 2, 2021, the Company entered into equity purchase agreements to issue and sell 4.0 million shares of common stock at a price of $4.00 per share. The offering of the shares closed on March 4, 2021, resulting in expected net offering proceeds of $15.0 million. See Item 1, Financing Events, and Note 22, Subsequent Events, to the consolidated financial statements.

On March 4 2021, the Company repaid $3.2 million, representing all amounts outstanding under the Promissory Notes, including principal, earned original issue discount and accrued interest expense. See Note 11, Long-Term Debt, and Note 22, Subsequent Events, to the consolidated financial statements.

On March 4, 2021, the Company made an $812,500 payment to Northern Comstock LLC representing, pursuant to the Northern Comstock operating agreement, a one-time acceleration of required capital contributions when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. See Item 2, Properties, Northern Comstock LLC, and Note 21, Related Party Transactions, and Note 22, Subsequent Events, to the consolidated financial statements.

Net cash used in operating activities for the year ended December 31, 2020, was $3.8 million as compared to net cash used in operating activities of $2.3 million for the prior year. The Company's use of cash in the years ended December 31, 2020 and 2019, was primarily related to general and administrative, exploration, mine claim cost and environmental expenditures. The 2020 increase in cash used primarily resulted from 2019 decreases in prepaid expenses and increases in accrued expenses.

Net cash provided by investing activities for the year ended December 31, 2020, was $3.2 million, primarily from $2.9 million in proceeds from the sale of Tonogold common shares, $2.6 million in proceeds from redemption of the remaining CPS, representing 120% of the face value, $1.1 million in payments received from Tonogold, and $0.2 million of proceeds from deposits and sale of mining and non-mining assets, partially offset by advances made to SSOF of $1.7 million, investments in and loans to MCU-P of $1.2 million, investments in MCU of $0.4 million, payments on Pelen make-whole liability of $0.2 million, and option payments to purchase the remaining membership interests in Pelen of $0.1 million.

Net cash provided by investing activities for the year ended December 31, 2019, was $2.6 million, primarily from $5.9 million in proceeds from Tonogold for payments toward the purchase of Comstock LLC and $0.3 million in deposits for the sale of the Silver Springs Properties, offset by $2.4 million in property purchases, $0.8 million in deposits made for the investment in MCU and $0.3 million for the investment in SSOF.

Net cash provided by financing activities for the year ended December 31, 2020, was $2.0 million, primarily resulting from net proceeds from the sale of the Company's common stock of $4.2 million and proceeds from issuance of Promissory Notes of $5.5 million, offset by principal payments on long term debt of $7.6 million and common stock issuance costs of $0.1 million. Net cash provided by financing activities for the year ended December 31, 2019, was $0.2 million, primarily due to net proceeds from the sale of common stock of $4.1 million and issuance of convertible preferred stock of $1.1 million, offset by principal payments on long-term debt of $4.7 million and common stock issuance costs of $0.3 million.

Future operating expenditures above management’s expectations, including exploration and pre-development expenditures, in excess of planned proceeds from sales of Tonogold common shares, the Tonogold Note and the Silver Springs Properties, amounts raised from the issuance of equity under the S-3 Shelf, or declines in the market value of properties held for sale or the share price of the Company's common stock, would adversely affect the Company’s financial condition, results of operations and cash flows. If the Company was unable to obtain necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about the Company’s ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures, or sell certain assets or businesses. There can be no assurance the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

Critical Accounting Estimates

    The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the Audit and Finance Committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

Determination of Fair Values

    Management determines the fair value of a financial instrument based on the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the party’s own credit risk.

Impairment of Mineral Rights and Properties, Plant and Equipment

    The Company assesses its mineral rights and properties, plant and equipment for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Such indicators include changes in the Company’s business plans, changes in precious metal prices and significant downward revisions of estimated mineralization quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

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
DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comstock Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Comstock Mining Inc. and subsidiaries (“the Company”) as of December 31, 2020 and the related consolidated statements of operations, changes in equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurements associated with the sale of the Company’s subsidiary to Tonogold Resources, Inc. – Refer to Note 2 and Note 15 to the financial statements.

Critical Audit Matter Description:

The Company’s sale of a subsidiary as described in Note 2 to the consolidated financial statements under the heading Tonogold Resources Inc. Securities, Purchase, Lease and Option Agreements contained convertible preferred shares, a contingent forward asset, and a convertible note receivable, all of which are financial instruments subject to fair value measurements during the year ended December 31, 2020.

Under accounting principles generally accepted in the United States of America, these specific financial instruments are classified as Level 3 in the fair value hierarchy. Unlike the fair value of other assets and liabilities that are readily observable, the valuation of these financial instruments classified as Level 3 was inherently subjective and involved the use of complex valuation models and unobservable inputs. Note 15 to the financial statements describes the valuation models and various inputs used for each of these financial instruments.

We identified the valuation of these financial instruments as a critical audit matter because of the complex valuation models and unobservable inputs management used to estimate fair value, which required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation models and unobservable inputs used by management to estimate the fair value of the financial instruments described above included the evaluation and assessment of the following, among others:

•Management’s process for determining the fair value of the financial instruments, including an evaluation of the methodologies used and the appropriateness of significant inputs (e.g., the discount and default rates) and of key probability factors (e.g., redemption, conversion, prepayment, and maturity date extension).

•The consistency by which management applied significant unobservable valuation assumptions and utilized particular valuation models.

•The competence, capabilities, and objectivity of the valuation specialist that management engaged to assist in the development of significant assumptions and to calculate the fair value by applying selected valuation models.

•The reasonableness of inputs for discount and defaults rates which included comparison to rate ranges developed using publicly available market data for comparable entities and other industry factors.

•The reasonableness of the basis of management’s determination of probability factors including whether assumptions were consistent with evidence obtained in other areas of the audit and consideration of contrary information.

/s/ Assure CPA, LLC

We have served as the Company’s auditor since 2020.

Spokane, Washington
March 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Comstock Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Comstock Mining Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and cash outflows from operations, has an accumulated deficit and has debt maturing within twelve months from the issuance date of the financial statements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 30, 2020

We began serving as the Company’s auditor in 2011. In 2020 we became the predecessor auditor.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,431,944	$1,015,857
Assets held for sale (Note 4)	6,328,338	10,512,066
Investments in equity securities (Note 15)	3,979,723	—
Notes receivable and advances, net - current portion (Note 3)	7,148,500	—
Derivative asset related to Mercury Clean Up, LLC (Note 2)	265,127	—
Prepaid expenses and other current assets (Note 5)	681,078	1,821,627
Total current assets	20,834,710	13,349,550

Mineral rights and properties, net (Note 6)	5,790,885	5,690,885
Properties, plant and equipment, net (Note 7)	9,431,459	7,935,021
Reclamation bond deposit (Note 8)	2,695,704	2,688,962
Retirement obligation asset (Note 12)	57,963	115,926
Investment in Tonogold Resources, Inc. preferred shares (Note 2)	—	9,080,000
Investment in Mercury Clean Up, LLC (Note 2)	2,010,113	—
Investment in MCU Philippines, Inc (Note 2)	323,770	—
Investment in Pelen Limited Liability Company (Note 2)	603,714	—
Investment in Sierra Springs Opportunity Fund, Inc. (Note 2)	335,000	335,000
Notes receivable and advances, net (Note 3)	860,940	—
Other assets	179,304	374,548

TOTAL ASSETS	$43,123,562	$39,569,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$313,772	$922,553
Accrued expenses and other liabilities (Note 9)	534,947	1,855,431
Deposits	419,266	318,384
Liabilities held for sale, net (Note 4)	—	1,019,705
Long-term debt, net - current portion (Note 11)	3,557,705	328,068
Total current liabilities	4,825,690	4,444,141

LONG-TERM LIABILITIES:
Long-term debt, net (Note 11)	—	5,084,006
Long-term reclamation liability (Note 12)	6,054,919	6,034,208
Other liabilities (Notes 9 and 10)	463,747	514,977
Total long-term liabilities	6,518,666	11,633,191

Total liabilities	11,344,356	16,077,332

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 34,980,766 and 27,236,489 shares issued and outstanding at December 31, 2020 and 2019, respectively	22,937	18,139
Additional paid-in capital	252,715,337	259,095,152
Accumulated deficit	(220,959,068)	(235,890,272)
Total Comstock Mining Inc. stockholders' equity	31,779,206	23,223,019
Noncontrolling interest	—	269,541
Total equity	31,779,206	23,492,560

TOTAL LIABILITIES AND EQUITY	$43,123,562	$39,569,892

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
REVENUES
Revenue - mining	$—	$—
Revenue - real estate	201,700	179,632
Total revenues	201,700	179,632

COST AND EXPENSES
Costs applicable to mining	218,252	1,498,672
Real estate operating costs	802,307	37,562
Exploration and pre-development costs	835,202	750,647
Mine claims and costs	135,859	174,173
Environmental and reclamation	132,541	(244,164)
General and administrative	3,551,800	3,307,195
Total cost and expenses	5,675,961	5,524,085

LOSS FROM OPERATIONS	(5,474,261)	(5,344,453)

OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining LLC	18,275,846	—
Interest expense	(421,887)	(879,530)
Other income (expense)	2,552,272	2,418,116
Total other income (expense), net	20,406,231	1,538,586

NET INCOME (LOSS)	14,931,970	(3,805,867)

Less: net loss attributable to noncontrolling interest	—	(765)

NET INCOME (LOSS) ATTRIBUTABLE TO COMSTOCK MINING INC.	$14,931,970	$(3,805,102)

Basic income (loss) per common share:
Net income (loss) per share	$0.49	$(0.20)
Weighted average common shares outstanding	30,526,895	19,455,505

Diluted income (loss) per share:
Net income (loss) per common share	$0.49	$(0.20)
Weighted average common shares outstanding	30,561,168	19,455,505

See notes to the consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019

	Comstock Mining Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2019		$—	15,067,655	$50,175	$241,419,897	$(232,085,170)		$9,384,902

Share reverse split adjustment				(67,650)	67,650			—
Issuance of common stock			8,282,124	22,671	4,455,792			4,478,463
Issuance of common stock for convertible preferred			2,240,441	7,461	1,266,539			1,274,000
Common stock issuance cost			—	—	(645,751)			(645,751)
Issuance of convertible preferred stock	1,083	1			1,082,999			1,083,000
Preferred stock issuance costs	191				432,000			432,000
Preferred stock converted to common	(1,274)	(1)			(1,273,999)			(1,274,000)
Payment for mineral rights			746,269	2,485	480,015			482,500
Investment in Mercury Clean Up, LLC			900,000	2,997	748,053			751,050
Termination of share option with Tonogold					(2,200,000)			(2,200,000)
Noncontrolling interest in Comstock Mining LLC					13,261,957		270,306	13,532,263
Net loss						(3,805,102)	(765)	(3,805,867)
BALANCE - December 31, 2019	$—	$—	27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock for cash			5,747,608	3,828	4,193,794			4,197,622
Non-cash issuance of common stock			173,611	116	124,884			125,000
Common stock issuance costs					(255,070)			(255,070)
Initial value of contingent forward					1,232,952			1,232,952
Sale of membership interests in Comstock Mining LLC					7,237,184		44,313	7,281,497
Deposit for investment in Mercury Clean Up, LLC			625,000	416	314,271			314,687

	Comstock Mining Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Total
Director compensation			315,000	210	176,190			176,400
Investment in Pelen LLC					585,000			585,000
Employee share-based compensation					27,849			27,849
Payment for mineral rights			343,058	228	482,272			482,500
Deconsolidation of Comstock Mining LLC					(20,499,141)	(766)	(313,854)	(20,813,761)
Director restricted stock grants			540,000					—
Net income						14,931,970		14,931,970
BALANCE - December 31, 2020	$—	$—	34,980,766	$22,937	$252,715,337	$(220,959,068)	$—	$31,779,206

See notes to consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$14,931,970	$(3,805,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and depletion	1,217,217	1,817,214
Accretion (reduction) of reclamation liability	20,711	(387,178)
Amortization of discount on MCU Philippines, Inc. note receivable	(5,074)	—
Gain on sale of mineral rights and properties, plant, and equipment	(152,000)	(4,625)
Cancellation of Tonogold Resources, Inc. share option	—	(2,200,000)
Amortization of debt discount and other debt-related items	240,219	245,214
Preferred shares issuance expense	—	432,000
Loss on early retirement of long-term debt	—	252,486
Employee share based compensation cost	204,249	—
Change in fair value of make whole liabilities	(261,661)	540,179
Unrealized gain on investments in securities	(1,624,633)	—
Equity loss from affiliates	2,131	—
Change in fair value of derivative asset	(265,127)	—
Realized gain on sale of Tonogold Resources, Inc. common shares	(1,528,069)	—
Change in fair value of Tonogold Resources, Inc. convertible preferred shares	2,544,000	(1,472,737)
Change in fair value of Tonogold Resources, Inc. note receivable	642,997	—
Gain on sale of membership interests in Comstock Mining LLC	(18,275,846)	—
Change in fair value of contingent forward asset	(765,880)	—
Gain on final settlement of accounts payable	(144,473)	—
Impairment of asset held for sale	—	496,090

Changes in operating assets and liabilities:
Prepaid expenses	(60,501)	602,303
Other assets	192,500	(103,047)
Accounts payable	(464,309)	517,407
Accrued expenses, other liabilities and deposits	(212,996)	763,387
NET CASH USED IN OPERATING ACTIVITIES	(3,764,575)	(2,307,174)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	2,795	396
Proceeds from sale of mineral rights and properties, plant and equipment	100,000	4,625
Proceeds from Tonogold Resources, Inc. related to Comstock Mining LLC	240,000	5,925,000
Proceeds from sale of Tonogold Resources, Inc. common shares	2,944,929	—
Proceeds from redemption of Tonogold Resources, Inc. convertible preferred shares	2,616,000	—
Payments received on Tonogold Resources, Inc. note receivable	900,000	—
Deposits received on the sale of properties to Sierra Springs Opportunity Fund	100,000	300,000
Purchase of mineral rights and properties, plant and equipment	(130,750)	(2,436,354)
Investment in Sierra Springs Opportunity Fund, Inc.	—	(335,000)
Advance to Sierra Springs Opportunity Fund, Inc.	(1,650,000)	—
Investment in Pelen Limited Liability Company	(17,500)	—
Investment in Mercury Clean Up, LLC	(413,093)	(750,000)

	2020	2019
Investment in MCU Philippines, Inc.	(1,180,000)	—
Payment on Pelen Limited Liability Company make whole liability	(197,943)	—
Payment for option to purchase additional membership interests in Pelen Limited Liability Company	(100,000)	—
Change in reclamation bond deposit	(6,742)	(66,418)
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,207,696	2,642,249
FINANCING ACTIVITIES:
Principal payments on debt	(7,564,586)	(4,723,587)
Proceeds from the issuance of common stock	4,197,622	4,103,463
Common stock issuance costs	(130,070)	(270,751)
Proceeds from the issuance of convertible preferred stock	—	1,083,000
Proceeds from issuance of unsecured promissory notes	5,470,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,972,966	192,125
INCREASE IN CASH AND CASH EQUIVALENTS	1,416,087	527,200
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,015,857	488,657
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,431,944	$1,015,857

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (Note 11)	$783,325	$551,087
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for Mercury Clean Up, LLC make whole liability (Note 2)	$314,687	$—
Investment in Pelen LLC (Note 2)	$585,000	$—
Issuance of common shares for stock issuance costs	$125,000	$375,000
Issuance of common shares for investment in Mercury Clean Up, LLC (Note 2)	$—	$751,050
Issuance of common shares for mineral rights	$482,500	$482,500
Receipt of Tonogold convertible preferred stock for Comstock Mining LLC sale	$—	$7,607,263
Conversion of Tonogold convertible preferred stock to Tonogold common stock	$3,920,000	$—
Receivable related to sale of Tonogold common stock to Wingfield Tono, LP	$200,000	$—

 See notes to consolidated financial statements.

COMSTOCK MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Comstock Mining Inc. is a Nevada-based, precious and strategic metal-based exploration, economic resource development, mineral production and metal processing business with a strategic focus on high-value, cash-generating, environmentally friendly, and economically enhancing mining and processing technologies and businesses. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”), is an emerging leader in sustainable, responsible mining and processing, and is currently commercializing environment-enhancing, metal-based technologies, products, and processes for precious and strategic metals recovery. As used in the notes to the consolidated financial statements, we refer to Comstock Mining Inc., and its wholly-owned subsidiaries as "Comstock", the "Company", "we", “us”, or "our."

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Mining Inc. and its wholly-owned subsidiaries, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, Downtown Silver Springs LLC ("DTSS") and, prior to its sale in September 2020, Comstock Mining LLC. Intercompany transactions and balances have been eliminated.

On September 8, 2020, the Company completed the sale to Tonogold Resources, Inc. ("Tonogold") of its remaining 50% membership interests in Comstock Mining LLC (“Comstock LLC”). The consolidated financial statements do not include Comstock LLC subsequent to that date (Note 2).

Variable interest entities (VIEs) are consolidated when the Company is the primary beneficiary. The Company is the primary beneficiary when it has power over the activities that impact the VIE’s economic performance and, at the same time, has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company has an investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”), of which the Company's CEO is an executive (Note 2). Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions and decisions require the consent of all investors. As the Company is not the primary beneficiary, SSOF is not consolidated. At December 31, 2020 and 2019, the Company’s investment in SSOF is presented on the consolidated balance sheets as a non-current investment. At December 31, 2020, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $0.4 million and the advances of $1.65 million.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

Liquidity and Capital Resources

The consolidated financial statements are prepared on the going concern basis of accounting, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has recurring net losses from operations and an accumulated deficit of $221.0 million as of December 31, 2020. As of December 31, 2020, the Company has cash and cash equivalents of $2.4 million and $13.6 million of other net working capital. During 2021, management expects proceeds from planned sales of Tonogold common shares, collection of a note receivable due on September 20, 2021 from Tonogold, and the planned sale of the Company’s Silver Springs properties (the "Silver Springs Properties") to Sierra Springs Enterprises, Inc. ("SSE"). Management believes the Company will be able to pay its obligations that are due over the next twelve months from the issuance date of the financial statements.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the useful lives and valuation of properties, plant and equipment, carrying value of assets held for sale and, mineral rights, deferred tax assets, derivative assets and liabilities, the Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS"), note receivable accounted for at fair value, discount rates on non-interest bearing notes, reclamation liabilities, stock-based compensation, and contingent liabilities.

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

Derivative Instruments

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations as a component of other income (expense).

The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument, and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in the consolidated statements of operations as other income (expense).

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed FDIC insured limits.

Investments

Investments in Securities:

From time to time, the Company holds investments in the form of both debt and equity securities.

Debt and convertible debt securities are classified as trading, available for sale or held to maturity, in certain cases electing the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in earnings. At December 31, 2020, the Company is the holder of two investments in debt securities, a convertible note receivable from Tonogold and a note receivable from MCU Philippines, Inc ("MCU-P"). The Company has elected the fair value option for the Tonogold note receivable with unrealized gains and losses recognized in current earnings. The MCU-P note receivable is classified as held to maturity and accounted for at amortized cost (Note 2). Unrealized gains and losses from available for sale debt securities are excluded from current earnings and reported in other comprehensive income until realized.

Equity securities are generally measured at fair value. Unrealized gains and losses for equity securities are included in earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity security without a readily determinable fair value qualifies to be measured at cost minus impairment, considers whether impairment indicators exist to evaluate whether the investment is impaired and, if so, records an impairment loss. Upon sale of an equity security, the realized gain or loss is recognized in earnings. At December 31, 2020, the Company holds two investments in equity securities, Tonogold common shares and Eclipse Gold Mining Corporation common shares, that have readily determinable fair values for which unrealized gains or losses are recognized in earnings. At December 31, 2020, the Company has an investment in one equity security, Investment in SSOF, that does not have a readily determinable fair value and, accordingly, is accounted for at its cost minus impairment (Note 2).

Investments - Equity Method and Joint Ventures:

Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At December 31, 2020, the Company's 25% membership interests in Pelen Limited Liability Company (“Pelen”), 15% membership interests in Mercury Clean Up, LLC ("MCU") and 50% common stock holdings of MCU-P are accounted for using the equity method (Note 2).

For companies and joint ventures where the Company holds more than 50% of the voting interests, but less than 100%, and has significant influence, the company or joint venture is consolidated, and other investor interests are presented as noncontrolling. The Company’s investment in Comstock LLC was consolidated with presentation of noncontrolling interest through September 8, 2020 when the Company’s remaining membership interests were sold (Note 2).

Long-Lived Assets

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

Mineral Rights and Properties

We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission ("SEC") Industry Guide 7 or by regulation S-K 1300, exploration expenditures are expensed as incurred. We expense mineral lease costs and repair and maintenance costs as incurred.

We review the carrying value of our properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of these properties. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. We use the units-of-production method to deplete the mineral rights and mining properties.

Properties, Plant and Equipment

We record properties, plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. When an asset is sold, we recognize a gain (loss) in the consolidated statements of operations based upon the proceeds received on the sale less the net carrying value of the asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established for us by various government agencies and contractual obligations with lessors. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site. Separately, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Revenue Recognition

The Company has no contracts with customers as it does not have active mining operations. When the Company resumes active mining operations and has revenue, it will account for revenue from contracts with customers by evaluating the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Real estate revenue is recognized when rental income is earned under the related leasing agreements.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of the Company’s common stock on the date of the award. The Company estimates the fair value of stock-based compensation (e.g., option) using the Black-Scholes model, which requires the input of various subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

Reverse Stock Split

Effective November 28, 2019, the Company completed a 1-for-5 (reverse) stock split of its authorized and outstanding shares of common stock, as approved by its Board of Directors. All common shares and per share amounts herein give effect to this reverse split.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive.

Related Parties and Transactions

The Company identifies related parties, and accounts for and discloses related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of another party (Notes 3 and 21).

Leases

The Company determines if a contract is or contains a lease at its inception and evaluates if a contract gives the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. The Company has one existing lease contract classified as an operating lease contract. For this lease, the Company recognized a right-of-use asset and a corresponding operating lease liability on its consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations by the Company to make lease payments which arise from a lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term, in real estate operating costs.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. The Company's adoption of this standard on January 1, 2020 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company modified the disclosures beginning in the first quarter of 2020 to conform to this guidance. The Company's adoption of this standard on January 1 2020 did not have a material impact on its consolidated financial statements.

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

The Company is operating in alignment with these state and federal guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19, that have already resulted in delays of MCU’s plans for commencing mercury recovery testing on the Comstock and in the Philippines (Note 2). It is not currently possible to reliably estimate the length and severity of these delays and the impact on the Company's financial condition, and that of its subsidiaries and partners, in future periods.

2. Significant Transactions

Tonogold Resources Inc. Securities, Purchase, Lease and Option Agreements

There are three agreements between the Company and Tonogold: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and the Lease Option Agreement for the Company's American Flat processing facility.

Membership Interest Purchase Agreement

On January 24, 2019, the Company entered into an agreement, as amended and restated on September 8, 2020, to sell its interests in Comstock LLC, a wholly-owned subsidiary with sole net assets of the Lucerne properties and related permits, to Tonogold (the "Purchase Agreement”), with the initial closing on November 18, 2019. On September 8, 2020, 100% of Comstock LLC membership interests were transferred to Tonogold.

On November 18, 2019, Tonogold received 50% of the membership interests of Comstock LLC, in exchange for the consideration paid to date of $5.9 million in cash and CPS with fair value when received of $7.6 million. The Company retained all management control and authority over Comstock LLC until Tonogold's membership interests totaled 100%. Accordingly, Tonogold’s membership interests in Comstock LLC were accounted for as a noncontrolling interest in the consolidated financial statements through September 8, 2020. The Company recorded the fair value received from Tonogold in excess of the noncontrolling interest as additional paid in capital in 2019. Consideration received in 2020 prior to the close on September 8, 2020 totaled $1,140,000 ($100,000 of which was additional contribution, $140,000 additional compensation at closing, and $900,000 payments on the note receivable). The additional contribution was allocated between additional paid in capital and the non-controlling interest based upon the percentage ownership at the time the consideration was received.

On September 8, 2020, the Purchase Agreement was finalized, and 100% of the membership interests in Comstock LLC were acquired by Tonogold. The fair value of the consideration delivered by Tonogold in 2019 and 2020 for the membership interests in Comstock LLC was $18.8 million, and included cash, CPS, and the note receivable. The Company's gain on the sale was $18.3 million, recorded during the year ended December 31, 2020 in the consolidated statements of operations.

Total consideration received from Tonogold in 2019 and 2020:

Fair Value
Cash	$7,065,000
Non-cash items - fair value on date received
Tonogold CPS	7,607,263
Tonogold note receivable	6,141,497
Contingent forward asset - fair value on settlement date	(1,998,832)
Total Consideration	18,814,928
Net carrying value Comstock Mining LLC	(539,082)
Net gain on sale	$18,275,846

The gain was recognized in the consolidated statements of operations for the year ended December 31, 2020. As a result of the sale of 100% membership interest in Comstock LLC, the Company deconsolidated Comstock LLC which resulted in a decrease in additional paid in capital of $20.5 million and elimination of the non-controlling interest of $0.3 million.

Other features of the Purchase Agreement include Tonogold guaranteeing the Company’s future payments of capital contributions required under the operating agreement of Northern Comstock LLC, which owns and leases certain mineral properties in the Lucerne area, the assumption of certain reclamation liabilities, and the reimbursement of certain operating costs. The Company also retains a 1.5% net smelter return ("NSR") royalty on the Lucerne properties.

Cash - Through September 8, 2020, the Company received $7.1 million in a series of cash payments from Tonogold, starting with a $1.0 million non-refundable deposit in January 2019, and concluding with $140,000 at closing of the Purchase Agreement. The Company received cash payments of $1.1 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively.

Tonogold CPS and Common Shares - The consideration received under the Purchase Agreement included the CPS.

During 2019, the Company received $6.1 million face value in Tonogold CPS. The CPS was recorded by the Company at a fair value of $7.6 million when received. The CPS became convertible into common shares on May 22, 2020. The conversion price for the CPS was the lower of (1) $0.18 cents per share, or (2) 85% of the 20-day volume weighted average closing price of Tonogold common shares. Tonogold could redeem the CPS prior to conversion, at a redemption price 120% of the face value of the CPS.

On May 22, 2020 and September 29, 2020, the Company elected to convert CPS with a face value of $1.1 million and $2.8 million, respectively, at $0.18 per common share, for a total of 21.8 million Tonogold common shares. On October 2, 2020, Tonogold redeemed the remaining $2.2 million face value of CPS for $2.6 million in cash, representing 120% of face value. During the years ended December 31, 2020 and 2019, the Company recognized gains (losses) on the change in fair value of the CPS of $(2.5) million and $1.5 million, respectively.

During the year ended December 31, 2020, the Company sold 8.7 million Tonogold common shares at an average price of $0.37 per share for gross proceeds of $2.9 million (plus a $0.2 million related receivable).and realized a gain of $1.5 million.

At December 31, 2020, the Company held 13.1 million Tonogold common shares with a fair value of $3.9 million. The fair value of the common shares is based on the $0.30 closing share price (OTC: TNGL) on December 31, 2020 (Note 15). During the year ended December 31, 2020, the Company recognized a gain on the change in fair value of the common shares of $1.6 million.

Tonogold Note Receivable - The consideration received for Tonogold's acquisition of Comstock LLC included a note receivable (the "Note"). The Note had an initial principal balance of $5,475,000 when the Note was issued on March 20, 2020. The outstanding principal balance was $4,475,000 when the Purchase Agreement closed on September 8, 2020. The Note has an interest rate of 12% per annum, with interest payable monthly. The outstanding principal balance is due on September 20, 2021, unless extended by the Company (Note 15). The fair value of the Note on September 8, 2020 and December 31, 2020 was $6.1 million and $5.5 million, respectively. During the year ended December 31, 2020, the Company recognized a loss on the change in fair value of the Note of $0.6 million.

Contingent Forward - Upon its issuance on March 20, 2020 and prior to the close of the sale of Comstock LLC, the Note contained a contingent forward. In evaluating the accounting for the Note, the Company determined upon issuance the Note represented a legal form debt, but should be evaluated and accounted for based on the substance of the arrangement rather than its legal form. The Company concluded the Note contained a contingent forward for the Company’s right to sell its membership interests in Comstock LLC to Tonogold at a future date in exchange for cash consideration or common stock of Tonogold if certain options were elected (the “Contingent Forward”). The Company identified the Contingent Forward as a derivative which was adjusted to fair value at the end of each reporting period. On March 20, 2020, the Company recorded the $1.2 million initial fair value of the Contingent Forward asset in additional paid in capital on the consolidated balance sheets as Tonogold, a related party at the time, owned 50% of the membership interests of Comstock LLC. The fair value of the Contingent Forward asset on September 8, 2020 was $2.0 million, and was an offset against the consideration received for the sale of Comstock LLC recorded on that date. Upon closing of the Purchase Agreement, the contingencies were eliminated, and the Note was recorded as a current asset on the consolidated balance sheets. During the year ended December 31, 2020, the Company recognized a gain for the change in fair value of the Contingent Forward of $765,880 (Note 15).

Mineral Exploration and Mining Lease for Storey County Properties

On September 16, 2019, as amended and restated on December 23, 2019, the Company, as lessor, entered into a 10-year, renewable mineral exploration and mining lease with Tonogold for certain mineral properties owned or controlled by the Company in Storey County, Nevada (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials.

Tonogold pays to the Company a quarterly lease fee of $10,000. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold also reimburses the Company for all costs associated with owning the properties, including, but not limited to, lease payments for underlying, third-party leases. The Exploration Lease also provides for royalty payments when mining operations commence. For the first year following the commencement of mining, royalties will be paid to the Company at the rate of 3.0% of NSR for the properties. The rate will be reduced to 1.5% of NSR thereafter.

Lease Option Agreement for the American Flat Processing Facility

On November 18, 2019, the Company, as lessor, entered into an agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mine (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1.1 million in expenses per year to maintain the option. If the option is exercised, Tonogold will then pay the Company a rental fee of $1.0 million per year plus $1 per processed ton up to and until the first $15.0 million in rental fees are paid to the Company, and then stepping down to $1.0 million per year plus $0.50 per processed ton for the next $10.0 million paid to the Company. The Lease Option Agreement remains in effect, but has not yet been exercised. The Lease Option Agreement expires in November 2025.

Reimbursements

Total reimbursements under the three Tonogold agreements, including but not limited to all costs associated with owning the properties, lease and option payments and lease income for the years ended December 31, 2020 and 2019 were $2.9 million and $2.2 million, respectively.

Mercury Clean Up LLC Pilot and Joint Venture Agreements

The MCU Agreement

On June 21, 2019, as amended July 3, 2019, April 10, 2020 and December 4, 2020, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with MCU. Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions that was payable in cash of $1.15 million and shares of the Company's common stock of $0.85 million, in exchange for 15% of the fully-diluted membership interest of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

Upon successful proof of technical and commercial viability, the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Ventures, and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Completing $2.0 million of such financing entitles the Company to an additional 10% of the fully-diluted membership interests of MCU.

MCU Investment

Cash - The Company made cash payments to MCU of $750,000 during 2019, and $400,000 during 2020, bringing the total to $1.15 million in cash and satisfying the required cash contribution.

Shares of Common Stock - The MCU Agreement contains a provision whereby the Company is required to issue additional shares of its common stock for the make whole difference between the value of the Company's common shares received by MCU and the required stock-based investment of $850,000. On July 18, 2019, the Company issued 900,000 shares of restricted common stock with a fair value of $751,050 to fund the MCU capital contribution. During April and May 2020, MCU sold the 900,000 common shares for net proceeds of $465,127, reducing the remaining make whole liability to $384,873. On May 15, 2020, the Company issued MCU an additional 625,000 shares of restricted common stock with a fair value of $314,687.

On December 4, 2020, the remaining common shares became transferable, and the parties agreed that the make-whole obligation had been satisfied. On that date, MCU and the Company agreed that MCU received consideration in excess of the required $2.0 million, and the Company became the fully vested owner of 15% of the fully-diluted membership interest of MCU and became entitled to 50% participation in the Joint Ventures. As of December 31, 2020, the total purchase price of $2.0 million, paid in cash and stock, is accounted for as Investment in Mercury Clean Up, LLC, a non-current asset on the consolidated balance sheets. The investment is accounted for under the equity method. The Company’s chief executive officer is a member of the board of MCU.

The December 4, 2020 third amendment to the MCU Agreement clarified the provision that when MCU sells its remaining 625,000 shares of the Company’s common stock, the Company is entitled to the portion of the proceeds that is in excess of its original required contribution. See MCU Derivative Asset below.

MCU Philippines Inc. Investment

On April 10, 2020, the Company entered into a second amendment of the MCU Agreement, wherein MCU and the Company have identified an opportunity to remediate mercury in the Philippines, specifically in the province of Davao d' Oro (the “Philippine Opportunity”). In July 2020, MCU formed MCU-P to engage in the Philippine Opportunity. The Company’s chief executive officer is a director of MCU-P.

On December 4, 2020, the Company became fully entitled to 50% participation in the Joint Ventures and was issued 50% of the common stock of MCU-P.

During 2020, the Company made cash loans of $1.2 million, in the form of senior secured interest free loans, and committed up to another $1.8 million in secured loans. When the Company's loans to MCU-P reach $2.0 million, the Company will receive an additional 10% membership interest in MCU. The loans are secured by all equipment owned by MCU-P.

Prior to December 4, 2020, the Company considered these advances to be a receivable. Based on the third amendment to the MCU agreement on December 4, 2020, the Company was granted 50% participation in the Joint Ventures, including 50% of the common stock of MCU-P. On that date, the advances were recognized as a non-interest bearing note receivable due December 31, 2024. At December 4, ,2020, the fair value of the note receivable from MCU-P, based on the discounted present value of future payments, was $755,866, which was comprised of the $1,080,000 face amount less implied interest of $324,134, and was recognized as consideration for the Company's December 4, 2020 investment in MCU-P. The discounted present value is based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. As of December 31, 2020, the net balance of the note receivable was $860,940.

As of December 31, 2020, the MCU-P investment of $323,770 is accounted for as investment in MCU Philippines, Inc, a non-current asset on the consolidated balance sheets. The investment is accounted for under the equity method.

MCU Derivative Asset

As part of the 15% membership interests purchase price, in May 2020, the Company issued 625,000 shares of its common stock to MCU. As of December 31, 2020, the fair value of these shares in excess of the $2.0 million purchase price (less $1,150,000 of cash payments to and $465,127 of proceeds from sales of common shares previously issued to MCU by the Company) is expected to be paid by MCU to MCU-P on behalf of the Company as an additional senior secured interest free loan due December 31, 2024. The Company has recognized this right as a derivative asset that had a fair value of $271,377 on December 4, 2020. As a derivative asset, its carrying value is adjusted to fair value each reporting period end with the resulting gain (loss)

recognized in the consolidated statements of operations. The fair value of the derivative asset at December 31, 2020 is $265,127 and is a current asset on the consolidated balance sheets. A loss on the change in fair value of $6,250 was recognized during the year ended December 31, 2020 (Note 15).

Pelen Limited Liability Company Membership Interest

Investment in Pelen Limited Liability Company Membership Interest

Pelen owns 100% of the historic Sutro Tunnel Company ("Sutro") which, in turn, owns the Sutro townsite, the historic 6-mile Sutro Tunnel, the federal land grants and mining rights extending 1,000 feet on each side of the 6-mile tunnel, the rights to the tunnel’s water, and patented mining claims and private lands on Gold Hill.

In January 2018, the Company issued 295,082 shares of restricted common stock as initial payment to acquire 25% of the total membership interests of Pelen. If all of the shares of restricted common stock had been sold by the seller of the membership interests and the aggregate proceeds received were less than $0.6 million, then the Company was required to pay the make whole liability shortfall in either additional shares of the Company’s common stock or cash, at the Company’s election.

In August, September and October 2018, the original 295,082 shares of restricted common stock were sold for total proceeds of $236,476. In November 2018, the Company issued 351,637 shares of restricted common stock based on the make whole liability shortfall resulting from the aggregate sales proceeds for the initial shares. In December 2019, the agreement was amended to revise the cut-off date for closing the transaction to March 31, 2020.

On April 24, 2020, the Company completed the acquisition of 25% of the total membership interests of Pelen. The total purchase price paid since 2018 of $602,500 (including shares with fair value of $585,000 on date of issuance and $17,500 paid in cash), has been recorded as investment in Pelen Limited Liability Company, a non-current asset on the consolidated balance sheets. The investment is accounted for under the equity method. In addition, in connection with the investment, $197,943 of cash payments were made against the make whole liability and $31,190 of cash payments were made in connection with interest expense during 2019 and 2020.

Accrued Make Whole for Pelen Limited Liability Company

The agreement with the member from whom the Company acquired the 25% interest contained a provision whereby the Company was required to issue additional shares of its common stock for the make whole difference between the valuation of the Company's common shares received by the member and the required stock-based investment. The accrued make whole was valued based on the difference between the valuation of the outstanding shares held by the seller of the Pelen membership interests at the volume-weighted average price per share for five consecutive trading days preceding the date of determination. At December 31, 2019, the make whole liability was $0.2 million based on the Company's closing price per share of common stock of $0.47, as compared to the remaining aggregate proceeds due. In April 2020, the Company completed the purchase of 25% of the membership interests in Pelen, settling all remaining amounts due. No make whole accrual remains on the consolidated balance sheets at December 31, 2020. Tonogold reimbursed $234,934 of costs associated with the Pelen investment. For the years ended December 31, 2020 and 2019, the changes in fair value of the make whole liability of $24,659 and $(87,439), respectively, were recorded in other income (expense) in the consolidated statements of operations.

Purchase Option for Pelen Limited Liability Company

On September 1, 2020, the Company paid $100,000 for a one-year option to purchase the remaining 75% of the membership interests of Pelen (the "Option"), for a purchase price of $3,750,000. The Option can be extended for a second year for an additional option fee of $100,000, with the purchase price increased to $4,400,000; and can be extended for a third year for another additional option fee of $100,000, with the purchase price increased again to $5,000,000. If the Option is exercised, half of all option payments will be credited to the purchase price. The $100,000 option payment is included in prepaid expenses and other current assets on the consolidated balance sheets at December 31, 2020.

Sutro Tunnel Company Mineral Exploration and Mining Lease

On September 1, 2020, the Company entered into a new mineral exploration and mining lease with Sutro, 100% owned by Pelen. The lease covers patented mining claims, exploration rights, and access over and through town lots in Gold Hill and Virginia City, Nevada. The lease also provides the right to explore the Sutro Tunnel. The previous lease with Sutro expired December 31, 2017, and had been extended on a month-to-month basis.

Sierra Springs Opportunity Fund Inc. Investment

Investment in Sierra Springs Opportunity Fund Inc.

During 2018 and 2019, Comstock’s Board of Directors approved the Company entering into an investment in a certain opportunity zone fund in northern Nevada. During 2019, Comstock invested $335,000 into a qualified opportunity zone fund Sierra Springs Opportunity Fund, Inc. ("SSOF") and a qualified opportunity zone business Sierra Springs Enterprises, Inc. ("SSE"), which is wholly owned by SSOF. The Company expects to own approximately 9% of SSOF upon issuance by SSOF of 75.0 million authorized shares to investors. The Company owns 12.1% of SSOF as of December 31, 2020. As of December 31, 2020, SSOF has received $11.6 million in equity from investors, including $0.3 million from the Company and $0.5 million (16.5% ownership) from officers and directors of the Company, including the Company's chief executive officer, who owns 16.2% of SSOF. The Company’s chief executive officer is the president and a director of SSOF and an executive and a director of SSE.

Comstock’s $335,000 investment in SSOF is recorded on the consolidated balance sheets at December 31, 2020 and 2019, as Investment in Sierra Springs Opportunity Fund, Inc., a non-current asset. The investment is accounted for at cost less impairment because there is no ready market for the investment units. Management identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to the early stages of the fund and the absence of a public market for its stock.

Silver Springs Properties

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, October 1, 2020, and December 30, 2020, the Company entered into agreements with SSE to sell the Company's two Silver Springs Properties. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests in DTSS for $3.6 million. Accordingly, the properties are classified as assets held for sale on the consolidated balance sheets at December 31, 2020 and 2019.

On December 9, 2019, the Company purchased 100% of the membership interests in DTSS, including 160 acres of centrally located land in Silver Springs, Nevada, and related approvals for a commercial downtown development. The DTSS acquisition was accounted for as an asset acquisition, as DTSS did not meet the definition of a business. The Company paid total consideration of $4.1 million consisting of $3.1 million cash payments toward the purchase price of the land parcel, $0.5 million in interest and closing costs and, $0.5 million cash payments to the former membership interest holders of DTSS. Based on the agreement with SSE to sell the Silver Springs Properties, the carrying value of the land was adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations for the year ended December 31, 2019.

As of December 31, 2020, the Company has received deposits in cash and escrow from SSE totaling $0.4 million and $0.3 million towards the purchase of the Silver Springs Properties, recorded in deposits under current liabilities on the consolidated balance sheets. The transactions are expected to close during 2021.

Advance to Sierra Springs Opportunity Fund Inc.

As of December 31, 2020, the Company had advanced SSOF $1.65 million to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid during 2021, upon the sale of the Company’s Silver Springs Properties to SSE. The Company made no such advances in 2019.

As of December 31, 2020, the advances totaling $1.65 million are included on the consolidated balance sheets in Notes receivable and advances, net.

3. Notes Receivable and Advances, Net

Notes receivable and advances, net at December 31, 2020 and 2019 include:

	2020	2019
Tonogold note receivable, face value	$4,475,000	$—
Estimated fair value adjustments	1,023,500	—
Tonogold note receivable, fair value (Notes 2 and 15)	5,498,500	—
SSOF advances receivable (Note 2)	1,650,000	—
Total notes receivable and advances, net - current portion	$7,148,500	$—
MCU-P note receivable, face value	1,180,000	—
Unamortized discount for implied interest	(319,060)	—
MCU-P note receivable, fair value (Notes 2 and 15) - non-current	860,940	—
Total notes receivable and advances, net	$8,009,440	$—

4. Assets and Liabilities Held for Sale

The Company previously committed to a plan to sell certain land, buildings, and water rights. As of December 31, 2020, and 2019, the Company had assets with a net book value of $6.3 million and $10.5 million, respectively, that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year.

Assets held for sale at December 31, 2020 and 2019 include:

	2020	2019
Silver Springs Properties
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Daney Ranch (Land and buildings) (Note 10)	—	2,146,575
Lucerne Mine (Mineral rights and properties) (Note 2)	—	1,558,787
Gold Hill Hotel (Land and buildings)	—	478,366
Total assets held for sale	$6,328,338	$10,512,066

Liabilities held for sale at December 31, 2020, and 2019 include:

	2020	2019
Lucerne Properties (reclamation liabilities) (Note 12)	$—	$1,019,705
Total liabilities held for sale	$—	$1,019,705

Assets Held for Sale - Silver Springs, Nevada

On September 26, 2019, as amended on November 30, 2019, December 26, 2019, March 31, 2020, June 30, 2020, October 1, 2020, and December 30, 2020, the Company entered into agreements with SSE, a subsidiary of SSOF (Note 2), to sell the two Silver Springs Properties. The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million, and 160 acres of commercial land along with its rights in the membership interests in DTSS for $3.6 million. The carrying value of the 160 acres of commercial land and DTSS membership rights were adjusted to the contract value of $3.6 million less estimated costs to sell, resulting in an impairment of $0.5 million, charged to other expense in the consolidated statements of operations for the year ended December 31, 2019. During 2020 and 2019, the Company received $0.1 and $0.3 million, respectively, in escrowed deposits from SSE for the sale of these assets and expects the sales to close in 2021. Total deposits of $0.4 million and $0.3 million are included in deposits on the consolidated balance sheets as of December 31, 2020, and 2019, respectively. Proceeds from the sale of the Silver Springs Properties must satisfy certain obligations due under the terms of the Promissory Notes (Note 11).

Properties No Longer Classified Held for Sale

The Company had classified the Daney Ranch as an asset held for sale at December 31, 2019. On September 1, 2020, the Company, as lessor, entered into an agreement to lease the Daney Ranch for $9,000 per month, with lease payments applicable to the purchase price through an option to purchase the property for $2.7 million, if closed by September 1, 2022. The lease is extendable for a third year, with lease payments increasing to $10,000 per month, with only the last twelve months of lease payments applicable to the purchase price, if closed by September 1, 2023. As a result of this agreement, the property was reclassified to an asset held for use and is included in properties, plant and equipment on the consolidated balance sheets at December 31, 2020. Upon the change in classification, the Company recorded depreciation expense of $0.5 million included in real estate operating costs in the consolidated statements of operations, to recognize the depreciation that would have been recognized had the property not been held for sale.

On September 8, 2020, the Purchase Agreement with Tonogold closed (Note 2), and the Company transferred to Tonogold 100% of the membership interests in Comstock LLC, the entity that owns the Lucerne Mine, resource area and related permits. At that time, the associated assets and liabilities held for sale were removed from the consolidated balance sheets.

The Company had classified the Gold Hill Hotel as an asset held for sale at December 31, 2019. On September 28, 2020, management decided to retain the Gold Hill Hotel as an income-producing property, and canceled its listing for sale. As a result, the property was reclassified to an asset held for use and is included in properties, plant and equipment on the consolidated balance sheets at December 31, 2020. Upon the change in classification, the Company recorded depreciation expense of $0.2 million included in real estate operating costs in the consolidated statements of operations, to recognize the depreciation that would have been recognized had the property not been held for sale.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2020, and 2019 consisted of the following:

	2020	2019
Land and property deposits	$12,600	$10,100
Insurance	139,527	110,558
Receivable on sale of investment in equity securities	200,000	—
Purchase option for 75% membership interest in Pelen LLC (Note 2)	100,000	—
Deposit for Mercury Clean Up LLC (Note 2)	—	1,501,050
Other	228,951	199,919
Total prepaid expenses and other current assets	$681,078	$1,821,627

On December 16, 2020, the Company entered into a securities purchase agreement with Wingfield Tono, LP (“Wingfield”), and agreed to sell 15,666,667 Tonogold common shares at $0.33 per share in three closings. On December 23, 2020, the Company transferred 3,333,333 Tonogold common shares to Wingfield for total proceeds of $1.1 million. As of December 31, 2020, the Company had received $0.9 million and recorded a receivable of $0.2 million on the consolidated balance sheets in connection with the first closing under the securities purchase agreement.

6. Mineral Rights and Properties, Net

Mineral rights and properties at December 31, 2020, and 2019 consisted of the following:

	2020	2019
Dayton resource area	$2,932,226	$2,932,226
Spring Valley area	910,000	810,000
Oest area	260,707	260,707
Occidental area	1,002,172	1,002,172
Northern extension	157,205	157,205
Northern targets	121,170	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$5,790,885	$5,690,885

These mineral rights and properties are segmented based on the Company’s identified mineral resource areas and exploration targets. During the years ended December 31, 2020 and 2019, the Company did not recognize any depletion expense as none of the properties are in operation.

On February 25, 2020 and September 17, 2020, the Company sold two patented mining claims and five unpatented mining claims (the "Wild Horse" properties) and eight unpatented mining claims (the "Como Comet" properties), respectively, to Hercules Gold USA LLC ("Hercules") for a total purchase price of $100,000 and 100,000 shares of common stock of Eclipse Gold Mining Corporation (the parent company of Hercules), with a fair value of $52,000, plus a 2% NSR royalty on future mineral production from these properties. Hercules has the option to purchase the royalty for $75,000 for each one percent (1%) per each patented or unpatented claim. Since the Wild Horse and Como Comet properties had no recorded carrying value, the entire purchase price represented a total gain of $152,000 recorded in other income in the consolidated statements of operations for the year ended December 31, 2020.

On May 5, 2020, the Company, as lessee, renewed a lease with Fred Garrett et al. for one patented mining claim located in Storey County, Nevada. The new lease terms provide for a five-year Exploration Term followed by a 15-year Development Term. The lease remains in effect as long as exploration, development, mining, or processing operations are being conducted on a continuous basis, without a lapse of activity for more than 180 days. The lease fee is $250 per month, increasing to $1,000 per month when all permits for placing the property into production have been obtained.

On May 21, 2020, the Company exercised its option with New Daney Company Inc. ("New Daney") to purchase seven unpatented lode mining claims located in Spring Valley, Nevada, south of the Company's Dayton resource area. These claims have been leased from New Daney since 2010. The claims were purchased for a total of $100,000, inclusive of a 3% NSR royalty. The Company paid $10,000 upon signing, five payments of $1,000 and a final payment of $85,000 on October 8, 2020. The total purchase price is recorded in mineral rights and properties, net on the consolidated balance sheets as of December 31, 2020.

On July 9, 2020, the Company, as lessee, amended a lease with Renegade Mineral Holdings, LLC for 26 unpatented mining claims in the area of our Occidental exploration target. Under the terms of the amendment, the Additional Term was lengthened to ten years, and an optional 10-year Second Additional Term was added, which would extend the lease through September 30, 2039. The lease payment remains $2,250 per quarter, and will increase to $3,000 per quarter in the Second Additional Term. The work commitment was increased to $250,000 by September 30, 2021, and a cumulative $500,000 by September 30, 2023.

On September 1, 2020, the Company entered into a new mineral exploration and mining lease with the Sutro (a related party through the Company's 25% interest in Pelen, owner of Sutro). The lease covers patented mining claims, exploration rights, and access over and through town lots in Gold Hill and Virginia City, Nevada. The lease also provides the right to explore the Sutro Tunnel. The previous lease with Sutro expired December 31, 2017, and had been extended on a month-to-month basis.

The new Sutro lease provides the right to explore, develop, and mine all minerals on or in the property, including surface dumps. The lease is for a term of five years, with automatic renewals for an additional ten years, and then continues thereafter for so long as operations continue on the property, or on a month-to-month basis so long as the Company continues to make the monthly rental payments, unless explicitly terminated. The rental payment is $5,000 per month for the first five years, increasing to $10,000 per month and then $15,000 per month in the second and third five-year periods, respectively. During the extended period after the first fifteen years, the rental payment increases to $20,000 per month. Total mineral lease payments to Sutro were $26,000 and $12,000 for the years ended December 31, 2020 and 2019, respectively.

All the Company's mineral exploration and mining lease payments are classified as costs applicable to mining in the consolidated statements of operations.

7. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2020 and 2019, consisted of the following:

	2020	2019
Land and building	$12,186,090	$9,140,805
Vehicle and equipment	2,267,916	2,267,916
Processing and laboratory	21,113,177	21,113,177
Furniture and fixtures	549,860	549,860
	36,117,043	33,071,758
Less accumulated depreciation	(26,685,584)	(25,136,737)
Total properties, plant and equipment	$9,431,459	$7,935,021

For each of the years ended December 31, 2020 and 2019, the Company recognized depreciation expense of $1.2 million and $1.8 million, respectively. This included $0.7 million of depreciation, included in real estate operating costs for the year ended December 31, 2020, for the Gold Hill Hotel and Daney Ranch properties, to recognize the depreciation that would have been recognized had the properties not been held for sale (Note 4).

As of December 31, 2020 and 2019, land and building leased to others was $2,101,887 and $208,162, respectively, which was net of accumulated depreciation of $1,196,425 and $75,615, respectively.

8. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of December 31, 2020. In addition, the Company has a $0.5 million surety bond with Storey County related to mine reclamation as of December 31, 2020. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at December 31, 2020, and 2019. The total cash collateral is a component of the reclamation bond deposit on the consolidated balance sheets.

The reclamation bond deposit at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Lexon surety bond cash collateral	$2,588,768	$2,582,026
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,695,704	$2,688,962

The Lexon collateral at December 31, 2020 and 2019 includes earned income of $88,768 and $82,026, respectively, which has been left on deposit at BNY Mellon.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2020, and 2019, consisted of the following:

	2020	2019
Accrued make whole for MCU (Note 2)	$—	$452,740
Accrued interest expense	—	264,268
Accrued Northern Comstock LLC	180,833	180,833
Accrued payroll costs	153,615	165,543
Accrued make whole for Pelen LLC	—	222,602
Accrued board of directors' fees	60,000	120,000
Accrued vendor liabilities	136,499	309,515
Other accrued expenses	4,000	139,930
Total accrued expenses	$534,947	$1,855,431

The Northern Comstock LLC operating agreement between the Company and other members of Northern Comstock LLC, a related party (Note 21), requires the Company to make monthly cash payments of $30,000 and an annual capital contribution in the amount of $482,500 in stock or cash. In addition to the balance accrued for Northern Comstock LLC in the table above, the Company has a long-term liability to Northern Comstock LLC in the amount of $413,956 and $476,048 recorded in other liabilities on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. The long-term liability is being amortized over the term of the agreement, which expires September 1, 2027.

10. Leases

Lease Expense

The Company has an operating lease, as lessee, with Sutro as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease.

For the years ended December 31, 2020 and 2019, the fixed operating lease expense was $10,099 and $9,000, respectively with a remaining term of 7.8 years.

The Company has the following lease balances recorded on the consolidated balance sheets:

Lease Assets and Liabilities	Classification	December 31, 2020	December 31, 2019
Operating lease right-of-use asset	Other assets	$51,294	$45,485

Operating lease liability - current	Accrued expenses and other liabilities	3,650	9,000
Operating lease liability - long-term	Other liabilities	49,791	36,668
Total operating lease liabilities		$53,441	$45,668

Maturities of lease liabilities by fiscal year for the Company's operating lease are as follows:

2021	$9,350
2022	9,650
2023	9,950
2024	10,250
2025	10,550
Thereafter	31,500
Total operating lease payments	81,250
Less: Imputed interest at 11%	(27,809)
Present value of lease liabilities	$53,441

Lease Income

Maturities of lease payments by fiscal year for the Company's operating leases on our land and buildings leased to others are as follows:

2021	$111,600
2022	112,000
2023	80,000
Thereafter	—
Total Minimum Lease Income	$303,600

The Daney Ranch lease expires August 31, 2023 and provides the lessee an option to purchase the property for $2.7 million. All lease payments received from the lessee and credits for drilling services performed by the lessee during the lease term will reduce the purchase price. The Gold Hill Hotel lease expired March 31, 2020 and was extended on a month-to month-basis in April 2020. The land lease expired July 31, 2020 and was extended on a month-to-month basis in August 2020. All other leases are either on a month-to-month basis or will be month-to-month in 2021, with no extension options.

11. Long-Term Debt

Long-term debt at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Senior Secured Debenture (GF Comstock 2) - 11% interest, paid in 2020	$—	$4,929,277
Georges Trust Unsecured Promissory Notes - 12% interest, due September 2021	1,389,014
Concorde Trust Unsecured Promissory Notes - 12% interest, due September 2021	683,263	—
Bean Trust Unsecured Promissory Note - 12% interest, due September 2021	290,386	—
GHF Inc Unsecured Promissory Note - 12% interest, due September 2021	916,712	—
Note Payable (Caterpillar Financial Services) - 5.7% interest.	404,373	645,891
Total debt	3,683,748	5,575,168
Less: long-term debt discounts and deferred issuance costs	(126,043)	(163,094)
Total debt, net of discounts and deferred issuance costs	3,557,705	5,412,074
Less: current portion of long-term debt	(3,557,705)	(328,068)
Long-term debt, net of discounts and deferred issuance costs	$—	$5,084,006

Debt Obligations

Concorde Trust, Bean Trust, Georges Trust, GHF, Inc. & Scott H. Jolcover Unsecured Promissory Notes

On August 6, 2020, the Company entered into three unsecured promissory notes (together with the additional promissory notes with the Concorde Trust and GHF Inc. described below, the "Promissory Notes") in order to refinance existing indebtedness on more favorable terms. The Promissory Notes, with the Concorde Trust, Bean Trust, and Mr. Scott H. Jolcover (a former employee of the Company), had an original aggregate principal amount of $4,475,000, were issued at an original issue discount ("OID") of $225,000, bear interest at a rate of 12% per annum payable monthly, and mature on September 20, 2021.

On October 1, 2020, the Company revised and divided the Concorde Trust promissory note of $3.68 million into two separate Promissory Notes totaling the same amount, that is, a new promissory note to Georges Trust for $3.04 million and a revised promissory note to Concorde Trust for $0.64 million, representing entities under common control with one another but not with the Company.

On October 1, 2020, the Company paid the former employee's promissory note in full, with a principal payment of $150,000 plus OID of $1,216. As of December 31, 2020, the former employee had no outstanding Promissory Notes, and had received $2,876 in payments of interest and $151,216 in payments of principal during the year ended December 31, 2020.

On October 5, 2020, the Company paid $1.7 million in principal for the Georges, Concorde, and Bean Promissory Notes, plus earned OID of $15,143. On October 9, 2020, the Company paid an additional $0.5 million in principal for the remaining Promissory Notes, plus earned OID of $4,716. These early payments reduced the principal balance on the notes to approximately $1.9 million.

On December 4, 2020, the Company entered into two additional Promissory Notes with the Concorde Trust and GHF Inc., which had an original aggregate principal amount of $1,309,589, were issued at an original issue discount of $59,589, bear interest at a rate of 12% per annum payable monthly, and mature on September 20, 2021.

Interest expense on the Promissory Notes was $223,543 for the year ended December 31, 2020, which includes OID amortization of $66,868. Accrued interest of $31,700 was included in accounts payable on the consolidated balance sheets as of December 31, 2020.

The Promissory Notes are unsecured, but contain covenants that prohibit the Company from incurring debt that matures prior to the maturity date of the Promissory Notes or that is senior in right of payment, and require the Company to prepay the Promissory Notes with at least 80% of the net cash proceeds received by the Company with respect to the sale of the Company's Silver Springs Properties. The Company is permitted to defer payment for an additional two years of up to 34% of the original principal balances (or approximately $1.9 million) due on the maturity date of the Promissory Notes (i.e., until September 20, 2023), in exchange for two-year warrants to purchase the Company’s common stock based on a 10% discount to its 20-day volume weighted average price on the original maturity date of the Promissory Notes. Based on a separate valuation analysis, the Company has concluded that the cash proceeds received approximate the fair value of the Promissory Notes. In assessing the values of the term extension and contingent warrants derivatives, the valuation model considers the probability of the derivatives being value-accretive and, on an average basis, the related costs exceed the benefits. As a result, the Company has concluded that the cash proceeds received approximate the fair value of the Promissory Notes. Accordingly, the value ascribed to the derivatives by the Company is $0 on issuance date and at December 31, 2020.

GF Comstock 2 LP

On January 13, 2017, the Company issued the Debenture to GF Comstock 2 LP due January 13, 2021, in an aggregate principal amount of $10.7 million. Interest was payable semi-annually. The Debenture was collateralized by (1) substantially all of the assets of the Company, and (2) a pledge of 100% of the equity of its subsidiaries. Hard Rock Nevada Inc., controlled by the former employee, and another related party who is a significant shareholder of the Company, participated in this financing. In addition, J. Clark Gillam, a former director of the Company is a manager and member of the general partner of GF Capital 2 LP. Mr. Gillam resigned from the Company's Board of Directors on September 20, 2020.

The Debenture was issued at a discount of approximately $0.6 million and with additional issuance costs of approximately $0.5 million. The Debenture also required an additional make whole obligation totaling approximately $0.7 million. The Company recorded the Debenture at face value on the consolidated balance sheets, net of the discount, issuance costs and make whole obligation, which approximated its estimated fair value. The discount, issuance costs and make whole obligation were amortized to interest expense during the term of the Debenture.

On August 11, 2020, the Company retired the Debenture by paying the remaining principal balance of approximately $4.0 million, plus the remaining make whole obligation of $0.2 million. Upon retirement, all securing collateral was released. The Company recognized a loss on early retirement of debt of $51,000. Interest expense on the Debenture was $0.4 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. Tonogold reimbursed $0.3 million and $0.4 million of the Debenture interest for the years ended December 31, 2020 and 2019, respectively, which was netted against interest expense in the consolidated statements of operations.

Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation ("CAT") relating to certain finance and lease agreements (the “CAT Agreement”). The Company entered into the CAT Agreement that required the Company to complete the sale of certain financed and leased equipment and modified the payment schedule under the related finance and lease arrangements. Under the terms of the CAT Agreement, the Company paid down its obligations with the net proceeds from the financed and leased equipment sold during the second and third quarters of 2016, with the remaining balance to be paid off from a monthly payment schedule of primarily $29,570 monthly payments until the amounts have been paid in full. The note bears an interest rate of 5.7% per annum. The obligations were recorded at face value on the consolidated balance sheets, which approximated fair value.

On June 29, 2020, Comstock and CAT modified the CAT Agreement allowing for four months of deferred payments, with no extension of terms, beginning with the May 1, 2020, payment and extending through August 1, 2020. Interest payable for the four deferred payments was added to principal, after which payment amounts were increased to $37,817 per month, beginning on September 1, 2020.

Loan Commitment Agreement

In 2017 (and amended in February 2019), the Company entered into a loan commitment agreement with Legend Merchant Group that provides up to $10.0 million in borrowing capacity and expires in 2021 with an 11% interest rate. Principal amounts borrowed under this agreement are not due until 2021. No amounts have been borrowed under this agreement and the Company has $9.5 million (after consideration of fees due at the time of borrowing) of available borrowing capacity.

There are no maturities due after November 1, 2021.

12. Long-term Reclamation Liability and Retirement Obligation Asset

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our sites after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by appropriate regulatory agencies.

As of December 31, 2020 and 2019, we have accrued a long-term liability of $6.1 million, and $6.0 million. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County. As of December 31, 2019, $1.0 million of the accrued long-term liability associated with the Lucerne mineral property was reclassified to liabilities held for sale. We do not currently have a schedule for final reclamation of the American Flat processing facility. Under the Lease Option Agreement with Tonogold, we must preserve the property and equipment in its current state for possible resumption of processing by Tonogold. Tonogold has not yet announced specific plans or a definitive schedule for future processing.

In conjunction with recording the reclamation liability, we recorded a retirement obligation asset on the consolidated balance sheets that is being amortized over the period of the anticipated land disturbance and operations. Such costs are based on management’s original estimate of then expected amounts for remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost and timing of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change. The accretion of the reclamation liability for the years ended December 31, 2020 and 2019 totaled $20,711 and $22,840, respectively, and was a component of environmental and reclamation expenses in the consolidated statements of operations. The amortization of the retirement obligation asset for the years ended December 31, 2020 and 2019 totaled $57,963 and $67,758, respectively, and was a component of environmental and reclamation expenses in the consolidated statements of operations.

On April 30, 2019, the Company was notified by the Nevada Division of Environmental Protection that the Company’s successful reclamation of parts of the Lucerne Mine area had reduced the Lucerne project reclamation cost estimate with an updated reclamation bond requirement of $6.8 million, resulting in a $0.4 million reduction in the obligation, which was a component of environmental and reclamation expenses in the consolidated statements of operations in 2019.

Following is a reconciliation of the mining retirement liability associated with our reclamation plan for the mining projects for the years ended December 31, 2020, and 2019:

	2020	2019
Long-term reclamation liability — beginning of year	$6,034,208	$7,441,091
Reduction of obligation	—	(410,018)
Amount reclassified to liabilities held for sale	—	(1,019,705)
Accretion of reclamation liability	20,711	22,840
Long-term reclamation liability — end of year	$6,054,919	$6,034,208

Following is a reconciliation of the mining retirement obligation asset for the years ended December 31, 2020 and 2019:

	2020	2019
Retirement obligation asset — beginning of year	$115,926	$203,274
Amount reclassified to assets held for sale	—	(19,590)
Amortization of retirement obligation asset	(57,963)	(67,758)
Retirement obligation asset — end of year	$57,963	$115,926

13. Commitments and Contingencies

The Company leases certain mineral rights and properties under operating leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows as of December 31, 2020:

Year Ended December 31,	Leases
2021	$114,000
2022	114,000
2023	114,000
2024	108,000
2025	110,000
Thereafter	1,686,250
$2,246,250

Expense under leases for each of the years ended December 31, 2020 and 2019 was $0.1 million.

Royalty Agreements

The Company has minimum royalty obligations with certain of its mineral properties and leases. Minimum royalty payments were $66,400 for the year ended December 31, 2020. For most of the mineral properties and leases, the Company is subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of NSR from minerals produced on the properties with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and prices of gold. Royalty expense, including both NSR and minimum royalty obligations, was $0.1 million for each of the years ended 2020 and 2019.

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

Prior to approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Nevada. In April 2015, the District Court ruled in favor of the Company and the Commissioners. The written Order Denying Petition for Judicial Review was filed and mailed to all parties on June 15, 2015. On July 14, 2015, the CRA and one individual (together “Appellants”) filed a Notice of Appeal of the Court Order, appealing the decision to the Nevada Supreme Court. On December 9, 2015, Appellants filed their Opening Brief in the Nevada Supreme Court, generally repeating the arguments that were made at the District Court. On January 15, 2016, the Company and the Commissioners jointly filed an Answering Brief. Briefing in the Nevada Supreme Court was completed with the Appellants’ filing of a Reply Brief on March 3, 2016. Oral arguments before a three-judge panel took place on September 14, 2016.

On December 2, 2016, the Nevada Supreme Court entered an order affirming all three of the District Court’s decisions associated with 1) the Commissioners’ discretion and authority for changing master plans and zoning, 2) their compliance with Nevada’s Open Meeting Law and 3) their compliance with Nevada statutory provisions. Specifically, the Supreme Court affirmed the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of its decision that the County did not violate Nevada’s Open Meeting Law or any other statutes.

The Supreme Court reversed the District Court’s dismissal of CRA’s claim of a due process violation, concluding that this claim should not have been dismissed and that further proceedings are necessary in the District Court on this single claim. The

District Court concluded that the Supreme Court's reversal of CRA's due process claim required that CRA be afforded the opportunity to conduct discovery and allowed CRA the time to conduct discovery on its due process claim. The Company responded to the CRA discovery request on February 20, 2018, and the District Court held a hearing on April 23, 2018. Additional discovery was also allowed by the District Court. On May 14, 2019, the Court held a hearing on CRA’s due process claim and issued its ruling from the bench. The Court concluded that CRA, having been afforded the opportunity to conduct discovery, was unable to meet its burden to establish by a preponderance of the evidence that Lyon County had denied CRA of its due process rights. The Court, therefore, denied CRA's due process claim. On July 11, 2019, the Court issued and filed a formal judgment in favor of Lyon County and Comstock. The Company and Lyon County have filed a motion to recover attorney's fees and costs from the CRA.

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. CRA filed their Opening Brief on January 24, 2020. The Company’s Answering Brief was filed on March 25, 2020. The appellate briefing was completed with the filing of CRA’s Reply Brief on May 8, 2020.

On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and Comstock. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing. As such, no amounts have been accrued as it relates to this complaint.

Precious Royalties LLC

On July 12, 2018, Precious Royalties LLC (“Precious”) filed a complaint against the Company in the First Judicial District Court of the State of Nevada, in Storey County, alleging that the Company failed to properly pay Precious a NSR royalty in accordance with a settlement agreement dated September 24, 2012, and seeking $510,000 in damages, plus interest at 18% per annum. On November 16, 2018, the Company filed a Motion for a More Definite Statement on the basis that the complaint is too vague to allow a responsive pleading. On May 16, 2019, the Court granted the Company’s Motion, which required Precious to revise and re-file its complaint in order to proceed with the action. Precious re-filed the complaint on June 5, 2019. On July 3, 2019, the Company answered the amended claim by Precious and filed a counterclaim that, among other things, requests reimbursement of legal fees and related interest. On July 26, 2019, Precious filed an answer to the counterclaim and a four-day trial was set for July 20, 2020.

On January 13, 2020, the Company and Precious negotiated a definitive and final settlement of all claims and counterclaims between the parties, and made a one-time payment to Precious of $60,000.

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, frontpay and other compensatory damages (for mental anguish and reputational harm) as well as interest and legal fees and costs. We believe that those terminations were lawful and intend to vigorously defend the complaint. As of December 31, 2020, the Company has accrued severance of $84,166 in connection with this complaint, which is recorded in accrued expenses and other liabilities on the consolidated balance sheets.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

14. Equity

Equity Issuance Agreements

In July 2020, the Company entered into an equity purchase agreement (the "2020 Triton Equity Agreement") with Triton Funds L.P. ("Triton") to offer and sell registered shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, at the Company's option. In July 2020, the Company issued to Triton 2,040,483 common shares with an aggregate sales price of $1.25 million, at an average price per share of $0.61, and paid related cash fees of $15,000. As of December 31, 2020, the 2020 Triton Equity Agreement has no remaining capacity

Also in July 2020, the Company entered into an equity purchase agreement (the "2020 Leviston Sales Agreement") with Leviston Resources LLC ("Leviston") to offer and sell registered shares of common stock at an aggregate offering price of up to

$2.5 million, from time to time, at the Company's option, and paid a commitment fee of $125,000 in shares of common stock and $52,500 of cash fees. From July through September 2020, the Company issued to Leviston 2,793,586 common shares with an aggregate sales price of $2.5 million at an average price per share of $0.89, and an additional 173,611 common shares in commitment fees. As of December 31, 2020, the 2020 Leviston Sales Agreement has no remaining capacity.

In October 2019, the Company entered into an equity purchase agreement (the "2019 Leviston Sales Agreement") with Leviston up to offer and sell registered shares of common stock at an aggregate offering price of up to $1.25 million, from time to time, at the Company’s option, subject to certain restrictions and a $125,000 fee payable to Leviston in shares of common stock. In October 2019, the Company issued to Leviston 1,863,150 common shares with an aggregate sales price of $0.8 million, at an average price per share of $0.43, and an additional 284,852 common shares in commitment fees. From March through July 2020, the Company issued to Leviston an additional 913,539 common shares with an aggregate sales price of $0.4 million, at an average price per share of $0.49. As of December 31, 2020, the 2019 Leviston Sales Agreement has no remaining capacity.

In February 2019, the Company entered into an equity purchase agreement (the “2019 Murray Equity Agreement”) with the Murray Family Office (“Murray”) to offer and sell shares of common stock at an aggregate offering price of up to $5.0 million, from time to time, at the Company’s option, subject to certain restrictions, at a 10% discount to a volume weighted average sales price per common share, and paid a fee of $250,000 in shares of common stock and cash fees of $50,715. From May through September 2019, the Company issued to Murray 2,988,120 common shares with an aggregate sales price of $1.9 million, at an average price per share of $0.65, and an additional 131,556 common shares in fees. As of December 31, 2020, the 2019 Murray Equity Agreement has no remaining capacity.

In August 2018, the Company entered into an equity purchase agreement (the “2018 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $2.25 million, from time to time, at the Company’s option, subject to certain restrictions. In January and February 2019, the Company issued to Leviston 1,090,400 common shares for net proceeds of $0.8 million, at an average price per share of $0.75. As of December 31, 2020, the 2018 Leviston Sales Agreement has no remaining capacity.

Convertible Preferred Stock

In June 2019, the Company entered into the securities purchase agreement with Temple Tower Group LLC ("Temple") providing for the issuance and sale to Temple of 1,274shares of convertible preferred stock with a stated value of $1,000 per share, for net proceeds to the Company of $1.1 million with 191 of the Preferred Shares representing due diligence fees. The total of 1,274 preferred shares had a stated value of $1.3 million and a fair value of $1.5 million based on a third-party valuation study. The Company recorded the difference between the net proceeds of $1.1 million and the fair value of $1.5 million as a cost of issuing the preferred shares.

The preferred shares were convertible into shares of the Company’s common stock. The number of common shares issuable upon conversion was determined by dividing the stated value of the Preferred Shares by the conversion price. The conversion price was calculated as 90% of the lowest reported volume-weighted average price per share of for the Company’s common stock as reported at the close of trading on the NYSE American stock exchange during the seven trading days ending on, and including, the date of the notice of conversion. From July through September 2019, Temple converted all of the preferred shares for 2,240,441 common shares at an average conversion price per share of $0.57.

Common Stock

Reverse Stock Split

In November 2019, the Board of Directors of the Company approved a one-for-five (1:5) reverse stock split (the “Reverse Split”) for all issued and outstanding shares of the Company’s common stock, par value $0.000666, and a contemporaneous one-for-five (1:5) reduction in the number of shares of the Company’s authorized common stock from 790,000,000 to 158,000,000 shares. The Reverse Split resulted in each outstanding five pre-split shares of common stock automatically combining into one new share of common stock without any action on the part of the stockholders. No fractional shares were issued as a result of the Reverse Split. Fractional shares were rounded up to the nearest whole share requiring the issuance of 9,114 additional shares of common stock, included in issuance of common stock in the consolidated statements of changes in equity. The Reverse Split was effective for trading purposes on November 29, 2019. The total number of outstanding common shares was reduced from 126,970,215 to 25,394,043 on the effective date. All common shares and per share amounts set forth herein give effect to this Reverse Split. The Reverse Split also applies to awards available for issuance under the 2011 Equity Incentive Plan.

Gross proceeds from and cash fees related to the issuance of shares of the Company's common stock pursuant to registered equity issuance and exempt private placement agreements, and conversion of preferred shares are presented below for the years ended December 31, 2020 and 2019:

	2020	2019
Number of shares sold	5,747,608	10,015,443

Gross proceeds	$4,197,621	$5,186,463
Cash fees	130,070	270,751
Net proceeds	$4,067,551	$4,915,712

Average gross proceeds per share	$0.73	$0.52

Stock-based Transactions

Following is a reconciliation of stock-based transactions for the years ended December 31, 2020 and 2019:

	2020	2019
Shares outstanding as of beginning of year	27,236,489	15,067,655
Shares issued for:
Equity issuance agreements	5,747,608	5,941,670
Issuance of common stock for convertible preferred	—	2,240,441
Private placement agreements	—	1,833,332
Reverse split fractional shares	—	9,114
Common stock issuance costs	173,611	498,008
Share contributions for mineral rights	343,058	746,269
Investment in Mercury Clean Up, LLC	625,000	900,000
Director compensation	315,000	—
Director restricted stock grants	540,000	—
Total shares issued	7,744,277	12,168,834
Shares outstanding as of end of year	34,980,766	27,236,489

The table above includes:

a.During 2020 and 2019, the Company issued 343,058 and 746,269 common shares, respectively, valued at $0.5 million each in satisfaction of annual payments pursuant to the Northern Comstock LLC operating agreement, a related party.

b.During 2020 and 2019, the Company issued 625,000 and 900,000 common shares, valued at $0.4 million and $0.8 million, respectively, in connection with the purchase of membership interests in MCU.

c.In May 2020, the Company issued 315,000 common shares, valued at $0.2 million, to its non-executive directors in compensation for services rendered and, in December 2020, granted 540,000 restricted common shares to its non-executive directors that will vest evenly on January 1, 2022, 2023 and 2024.

Noncontrolling Interest

On January 24, 2019, the Company entered into an agreement, as amended on April 30, 2019, May 22, 2019, June 21, 2019, August 15, 2019, September 20, 2019, October 14, 2019, and November 17, 2019, to sell to Tonogold its interests in Comstock LLC, a wholly-owned subsidiary of the Company, with sole assets of the Lucerne properties and related permits. At the initial closing on November 18, 2019, a 50% membership interest in Comstock LLC was delivered to Tonogold with the Company retaining all management control and authority over Comstock LLC until 100% of consideration for all Comstock LLC membership interests was delivered. Accordingly, Tonogold’s membership interest in Comstock LLC was accounted for as a noncontrolling interest shown in the consolidated financial statements of the Company. On September 8, 2020, 100% of the membership interests of Comstock LLC were acquired by Tonogold and the noncontrolling interest was eliminated as part of the purchase (Note 2).

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities at December 31, 2020, which were measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold (Note 2)	$3,939,558	$3,939,558	$—	$—
Tonogold note receivable (Note 3)	5,498,500	—	—	5,498,500
MCU derivative asset (Note 2)	265,127	—	265,127	—
Commons shares of Eclipse (Note 2)	40,165	—	40,165	—
Total Assets	$9,743,350	$3,939,558	$305,292	$5,498,500

The following table presents our assets and liabilities at December 31, 2019, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold convertible preferred shares	$9,080,000	$—	$—	$9,080,000
Total Assets	$9,080,000	$—	$—	$9,080,000

Liabilities:
Accrued make whole for Pelen LLC (Note 2)	$222,602	$—	$222,602	$—
Accrued make whole for MCU (Note 2)	452,740	—	452,740	—
Total Liabilities	$675,342	$—	$675,342	$—

During the year ended December 31, 2020, we converted Tonogold CPS to common shares, resulting in a transfer from Level 3 to Level 1. During the years ended December 31, 2020 and 2019, there were no other transfers of assets and liabilities between Level 1, Level 2 and Level 3.

The following table provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Year Ended December 31,
	2020	2019
Beginning balance	$9,080,000	$—
Total income (losses) recognized in earnings
Tonogold convertible preferred shares	(2,544,000)	1,472,737
Tonogold contingent forward asset	765,880	—
Tonogold note receivable	(642,997)	—
	(2,421,117)	1,472,737
Additions
Tonogold convertible preferred shares	—	7,607,263
Tonogold contingent forward asset	1,232,952	—
Tonogold note receivable	6,141,497	—
	7,374,449	7,607,263
Transfers
Conversion of Tonogold convertible preferred shares to Tonogold common	(3,920,000)	—
Deductions:
Redemption of Tonogold convertible preferred shares	(2,616,000)	—
Settlement of Tonogold contingent forward asset	(1,998,832)	—
	(4,614,832)	—
Ending balance	$5,498,500	$9,080,000

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Convertible Preferred Shares

The consideration received for Tonogold's acquisition of Comstock LLC included shares of the Tonogold CPS (Note 2). Since the CPS shares are not listed securities, and have no readily available market, the Company elected the fair value option for this financial instrument. CPS was recorded on the consolidated balance sheets at fair value when received and adjusted to fair value at the end of each reporting period, with changes in fair value reported in net earnings. The Company recorded the receipt of the CPS on the consolidated balance sheets at a fair value of $7.6 million when received at various dates in 2019. The Company recognized changes in fair value of the CPS of $2.5 million in other expense and $1.5 million in other income in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

At issuance, the fair value of the Tonogold CPS was based on a Monte Carlo model with various inputs including the Tonogold common share price of $0.40, volatility of 82%, risk-free rate of 1.58%, cost of debt of 11.81%, private placement conversion price ceiling of $0.18, redemption probability of 50%, and illiquidity discount of 10% - 15%. On October 2, 2020, Tonogold issued a redemption notice for the remaining $2.2 million (face value) of CPS held by the Company. The redemption price of $2.6 million in cash, representing 120% of face value, was received October 2, 2020. The CPS were classified within Level 3 of the valuation hierarchy.

Tonogold Common Shares

On May 22, 2020, the Company converted $1.1 million face value of CPS (1,100 Tonogold preferred shares) into 6,111,111 Tonogold common shares. On September 29, 2020, the Company converted $2.8 million face value of CPS (2,820 Tonogold preferred shares) into 15,666,667 Tonogold common shares. During 2020, the Company sold 8,645,918 of these common shares for total proceeds of $2.9 million and held 13,131,860 Tonogold common shares with a fair value of $3.9 million based on the $0.30 closing price per share (OTC:TNGL) on December 31, 2020. The investment in Tonogold common shares is classified within Level 1 of the valuation hierarchy.

Tonogold Note Receivable

In connection with Tonogold's acquisition of Comstock LLC (Note 2), on September 8, 2020, the Company recorded the Note due from Tonogold on the consolidated balance sheets, with a principal amount of $4,475,000 and a 12% annual interest rate. Interest is due and payable monthly with the principal due and payable on September 20, 2021 (the “Maturity Date”). The Note may be converted into Tonogold common shares, at the sole discretion of the Company, at the Maturity Date, upon an event of default or upon a partial or whole prepayment by Tonogold. The Maturity Date may be extended at the Company’s option if an event of default has occurred or is expected to occur or a fundamental transaction (as defined in the Note) has been announced but not yet closed. Because of the embedded features, the Company made the irrevocable election to report the Tonogold Note Receivable on a fair value basis.

The Note includes the following features: 1) conversion feature allowing the Company, at the Company's sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing the Company to redeem the Note in cash at a 125% premium; 3) event of default redemption right allowing the Company the right to elect redemption of the Note in cash at a 118% premium; and 4) an option for the Company to extend the maturity date. On September 8, 2020, the fair value of the Note was $6.1 million, based on a Monte Carlo model with various inputs, including the Tonogold common share price of $0.35, volatility of 96%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30%, probability of prepayment of 5%, probability of change of control of 5% and probability of default of 27%.

At December 31, 2020, the fair value of the Tonogold Note was $5.5 million based on a Monte Carlo model with the following inputs: Tonogold common share price - $0.30; volatility – 89%; risk free rate – 0.09%; cost of debt – 7.62%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021. The Company recorded a loss of $0.6 million for the change in fair value in other expense in the consolidated statements of operations for the year ended December 31, 2020. The Tonogold Note is classified within Level 3 of the valuation hierarchy.

MCU Derivative Asset

On December 4, 2020, the Company recorded a derivative asset on the consolidated balance sheets in connection with its $2.0 million purchase of 15% of MCU membership interests. On that date, the $271,377 fair value of the derivative asset was determined based on the excess of the value of 625,000 shares of the Company’s common stock issued to and held by MCU over $384,873 of the purchase price. The value of the shares was based on the $1.05 closing price per share of the Company’s common stock on that date. At December 31, 2020, the $265,127 fair value of the derivative asset is based on the same number of shares and portion of the purchase price, and the $1.04 closing price per share of the Company’s common stock. The derivative asset is classified within Level 2 of the valuation hierarchy.

Eclipse Common Shares

During 2020, the Company sold certain mining claims in exchange for 100,000 shares of common stock of Eclipse Gold Mining Corporation (“Eclipse”). The fair value of the Company’s investment in common shares of Eclipse is based on the closing price per share of the stock less a discount for a trading restriction on the investment. Upon receipt of the shares, the fair value of the Company’s investment was based on the $0.57 closing price per share of the stock with a discount of $5,200 calculated based on a holding period of 0.34 years, risk-free rate of 0.09% and volatility of 78.0%. December 31, 2020, the fair value of the Company’s investment is based on the $0.43 closing price per share of the stock with a discount of $3,010 calculated based on a holding period of 0.17 years, risk-free rate of 0.08% and volatility of 74.0%. The Eclipse common shares are classified within Level 2 of the valuation hierarchy.

Tonogold Contingent Forward

On March 20, 2020, Tonogold issued a senior secured convertible note with a principal amount of $5,475,000 to the Company, reflecting Tonogold’s intent to purchase additional membership interests in Comstock LLC (Note 2) in the future at a specified price (the “Contingent Forward”). The Contingent Forward included the following features: 1) conversion feature allowing Comstock, at the Company’s sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock, to redeem the note in cash at a 125% premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118% premium; and 4) a payment modification included in the Contingent Forward. The fair value of the Contingent Forward at inception on March 20, 2020 was based on a Monte Carlo model with various inputs. These inputs include the Tonogold common share price of $0.22, volatility of 96.0%, risk-free rate of 0.26%, cost of debt of 18.23%, required conversion premium of 30.0%, probability of prepayment of 0%, probability of change in control of 5% and probability of default of 32%. As of September 8, 2020, these inputs include the Tonogold common share price of $0.35, volatility of 96.0%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30.0%, probability of prepayment of 5%, probability of change in control of 5% and probability of default of 27%. The Company recorded a change in fair value of the Contingent Forward of $0.8 million in other income in the consolidated statements of operations for the year ended December 31, 2020. The contingent forward asset was netted against the gain on sale of Comstock LLC recorded for the year ended December 31, 2020.

Accrued Make Whole for Pelen

The accrued make whole was valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the volume-weighted price per share for five consecutive trading days preceding the date of determination of $0.47 at December 31, 2019. The Pelen Make Whole liability was classified within Level 2 of the valuation hierarchy. In April 2020, the Company purchased the membership interest in Pelen LLC, settling all amounts due.

Accrued Make Whole for MCU

At December 31, 2019, the accrued make-whole was valued based on the difference between the value of the outstanding shares delivered to MCU at the $0.44 closing price per share of the Company's common stock and the required investment value of $850,000. The MCU make whole liability was classified within Level 2 of the valuation hierarchy. On December 4, 2020, the 625,000 remaining common shares held by MCU became transferable and the parties agreed the make whole obligation had been satisfied.

Other Financial Instruments

The carrying amount of cash and cash equivalents and trade payables approximates fair value because of the short-term maturity of these financial instruments. At December 31, 2020, and December 31, 2019, the fair value of long-term debt approximated $3.6 million and $5.1 million, respectively, as determined by borrowing rates estimated to be available to the Company for debt with similar terms and conditions. The fair value of assets and liabilities with carrying values approximating fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

16. Stock-Based Compensation

2020 Equity Incentive Plan

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000, including the 540,000 shares granted to Non-executive directors and vesting in three equal increments of 180,000 shares each on January 1, 2022, January 1, 2023 and January 1, 2024. The remaining availability under the 2020 Plan is 1,260,000 shares. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

On December 30,2020, Comstock’s Board of Directors resolved to grant certain share-based compensation payable to the board members, in lieu of cash, in consideration of future board service to the Company. These share-based payments are granted under the approved 2020 Equity Compensation Plan. Non-executive board members were granted a total of 540,000 shares of common stock on December 30, 2020, vesting in three equal increments of 180,000 shares each on January 1, 2022, January 1, 2023 and January 1, 2024. The fair value of the common shares issued was $1.06 per share, based on the Company's closing price on December 30, 2020. Compensation cost totaling $572,400 will be recognized straight line over the three years vesting period. No stock compensation was recognized in connection with these shares for the year ended December 31, 2020. As of December 31, 2020, there are 1,260,000 shares available for issuance under the 2020 plan.

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. There is no availability of shares under the 2011 Plan. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

On May 28, 2020, Comstock’s Board of Directors resolved to grant certain share-based compensation payable to non-executive board members, in lieu of cash, in consideration of certain past and current service to the Company and also resolved to grant certain share-based compensation to members of management, including the chief executive officer and other key employees of the Company, in consideration of service to the Company. These share-based payments were granted under the previously approved 2011 Equity Compensation Plan. The grant date for both the shares and the options is May 28, 2020.

Non-executive board members were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price of the Company's common shares on May 28, 2020. Compensation cost totaling $176,400 was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 2020.

Employees were granted 138,800 fully vested options to acquire common shares with an exercise price equal to the closing price of the Company's common shares on the date of the grant, or $0.56 per share, and expiring on the second anniversary of the grant. Fair value of stock options was calculated using a Black-Scholes model with the following inputs: stock price on the grant date and exercise price - $0.56 per share; expected term - 1 year; annualized risk-free rate -0.17%; and annualized volatility - 92.91%. Based on these inputs, the fair-value option price is $0.20 per share. Compensation cost for the options issued totaled $27,849 and was recorded in the consolidated statements of operations for the year ended December 31, 2020. There were no options issued or outstanding for the year ended December 31, 2019. No options were exercised from the date of issuance through December 31, 2020. The intrinsic value of these options was $66,624 at December 31, 2020.

As of December 31, 2020, there are no other outstanding grants and no remaining shares available for issuance under the 2011 plan.

The Company recognizes forfeitures under the 2011 and 2020 Plans as they occur.

17. Other Income and Expense

Other income (expense) net consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Change in fair value of contingent forward asset	$765,880	$—
Change in fair value of derivative asset related to Mercury Clean Up LC	265,127	—
Change in fair value of make whole liabilities	261,661	—
Gain on sale of mining claims	152,000	—
Tonogold reimbursement of Pelen LLC acquisition costs	234,944	—
Change in fair value of Tonogold preferred shares	(2,544,000)	1,472,737
Change in value MCU make whole	—	(452,740)
Preferred shares issuance cost	—	(432,000)
Realized gain on sale of Tonogold common shares	1,528,069	—
Change in fair value Tonogold note receivable	(642,997)	—
Unrealized gain on investments in securities	1,624,633	—
Recognition of grant from CARES Act PPP loan	261,170	—
Gain on termination of Tonogold option agreement	—	2,200,000
Other	645,785	(369,881)
Total other income (expense)	$2,552,272	$2,418,116

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $261,170, as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and the rules promulgated thereunder. The amounts received were used to fund payroll and other qualifying costs and the Company expects all proceeds received to be forgiven.

18. Income Taxes

Due to ongoing losses and available income tax carryforwards, no tax provision (benefit) has been recognized during the years ended December 31, 2020 and 2019.

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019
Federal statutory rate	(21.0)%	(21.0)%
Change in valuation allowance	21.3%	20.9%
Other	(0.3)%	0.1%
Total	—%	—%

Deferred income taxes at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Asset retirement obligation	$1,259,361	$1,452,863
Mineral rights and properties, plant, and equipment	1,233,374	1,179,604
Mining exploration, development, claims, and permit costs	174,122	5,179,844
Deferred gain on membership sales proceeds	—	2,525,250
Net operating loss carryforward	40,316,072	36,315,519
Capital loss carryforward	655,780	—
Other	(59,225)	128,381
Valuation allowance	(43,579,484)	(46,781,461)
Total net deferred tax assets	$—	$—

At December 31, 2020, the Company has net operating loss carryforwards of approximately $168.2 million for federal income tax purposes which, if not utilized, will begin to expire in 2024 and could be subject to certain limitations under section 382 of the Internal Revenue Code. Additionally, as of December 31, 2020, the Company has net operating loss carryforwards of approximately $23.8 million for federal income tax purposes with no expiration, but which are subject to 80% limitation upon utilization. At December 31, 2020, the Company had capital loss carryforwards of approximately $3.1 million that will expire after 2025.

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, and 2019, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is $43.6 million and $46.8 million as of December 31, 2020, and 2019, respectively.

The CARES Act was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, Paycheck Protection Program, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact to the Company from the CARES Act relates to the Paycheck Protection Program.

As of December 31, 2020, and 2019, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2017 and forward.

19. Net Income (Loss) Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Year Ended December 31,
	2020	2019
Numerator:
Net income (loss) attributable to Comstock Mining Inc.	$14,931,970	$(3,805,102)

Denominator:
Basic weighted average shares outstanding	30,526,895	19,455,505
Incremental shares - stock options	34,273	—
Diluted weighted average shares outstanding	30,561,168	19,455,505

Net income (loss) per common share:
Basic EPS	$0.49	$(0.20)
Diluted EPS	$0.49	$(0.20)

For the year ended December 31, 2020, common stock equivalent shares consisted of stock options and were included in the calculation of dilutive earnings per share. During the year ended December 31, 2019, the Company had no common stock equivalent shares.

20. Segment Reporting

Our management organizes the Company into two operating segments, mining and real estate. Our mining segment consists of all activities and expenditures associated with mining, exploration and mine development. Our real estate segment consists of land, real estate rental properties, including the Gold Hill Hotel and the Daney Ranch. We evaluate the performance of our operating segments based on income (loss) from operations. All intercompany transactions have been eliminated. Financial information relating to our reportable operating segments and consolidated totals follows:

	Years Ended December 31,
	2020	2019
Revenues
Mining	$—	$—
Real estate	201,700	179,632
Total revenues	201,700	179,632

Cost and Expenses
Mining	$(4,873,654)	$(5,486,523)
Real estate	(802,307)	(37,562)
Total cost and expenses	(5,675,961)	(5,524,085)

Income (Loss) From Operations
Mining	$(4,873,654)	$(5,486,523)
Real estate	(600,607)	142,070
Total loss from operations	(5,474,261)	(5,344,453)

Other income (expense), net	20,406,231	1,538,586
Net income (loss)	$14,931,970	$(3,805,867)

Capital Expenditures
Mining	$100,000	$—
Real estate	30,750	2,436,354
Total capital expenditures	$130,750	$2,436,354

Depreciation, Amortization and Depletion
Mining	$472,022	$1,804,808
Real estate (includes depreciation expense recognized upon reclassification of held for sale assets to held for use assets)	745,195	12,406
Total depreciation, amortization and depletion	$1,217,217	$1,817,214

	As of December 31,
	2020	2019
Assets
Mining	$34,338,192	$30,106,865
Real estate	8,785,370	9,463,027
	$43,123,562	$39,569,892

21. Related Party Transactions

The Company identifies related parties, and accounts for and discloses related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of another party (Note 2). In addition to related party transactions discussed in Note 2 and Note 11, the following related party transactions occurred during the years ended December 31, 2020 and 2019.

Northern Comstock LLC

The Company has an operating agreement with Northern Comstock LLC ("Northern Comstock"), an entity controlled by a related party. As part of the operating agreement, the Company obtained the exclusive rights of production and exploration on certain parcels in Storey County, Nevada. The terms of the operating agreement, as amended, provide the Company make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10.5 million on the date of such payments, whereupon the Company would then be required to pay in cash or in certain circumstances, shares of the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The operating agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of NSR generated by the properties subject to the agreement. The agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, and secured by a mortgage on the properties and rights owned or controlled by Northern Comstock. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. As of December 31, 2020, the capital contribution obligations of the Company total $5.6 million.

For each the years ended December 31, 2020 and 2019, the Company made payments under the Northern Comstock operating agreement in shares of common stock in the amounts of $482,500 annually, with the number of shares being, 343,058 and 746,269, respectively (as adjusted for the November 2019 1-for-5 stock split). For each year, the Company incurred total expense of $0.8 million related to the Northern Comstock contributions. During the years ended December 31, 2020 and 2019, the Company recognized $0.8 million in reimbursements each year from Tonogold for the Northern Comstock payments as a reduction of mine claims and costs in the consolidated statements of operations.

Mercury Clean Up, LLC and MCU Philippines, Inc.

In connection with the Company’s investments in MCU and MCU-P, the Company has provided certain services relating to feasibility studies and permitting that are separate from those investments and not included as obligations under the MCU Agreement.

22. Subsequent Events

Sierra Springs Opportunity Fund, Inc.

On January 4, 2021, the Company made additional advances to SSOF of $1.5 million, used toward deposits for contracted property purchases. SSOF assigned the Company all rights, title and interest to the extent assignable, in the property purchases, until such time that the advances are repaid.

Performance Share Grants

On January 4, 2021, the Compensation Committee of the Board of Directors of the Company authorized a grant of 1,260,000 performance share units to key employees of the Company. The Executive Chairman and CEO of the Company was among the recipients of such performance share units, with a grant of 500,000 performance share units. Vesting of the awards is conditioned upon the achievement of strategic performance objectives of the Company over three years, as described in the Comstock Mining Inc. 2020 Equity Incentive Plan, for half of the award, and achieving a price per share of the Company's common stock of $12 or greater for the other half of the award.

Comstock Residents Association

On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and Comstock. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing. On March 8, 2021, the CRA petitioned the Nevada Supreme Court for reconsideration.

Tonogold Common Shares Purchase

On January 11, 2021, the Company entered into an agreement with Pieter Busscher for the Company to sell 800,000 shares of its investment in Tonogold common stock at a fixed price of $0.31 per share, for proceeds of $248,000.

Mercury Clean Up LLC

In January 2021, MCU sold the 625,000 shares of the Company's common stock for $1.1 million, a $1.84 average price per share, resulting in excess proceeds of $0.8 million, payable to the Company. On February 25, 2021, the Company received the $0.8 million in excess proceeds from MCU and, pursuant to the MCU Agreement, on March 5, 2021 loaned an additional $0.8 million to MCU-P, and became entitled to an additional 10% membership interest in MCU, bringing the Company's total membership interests in MCU to 25% (Note 2).

Leviston Purchase Agreement

On February 8, 2021, the Company entered into an equity purchase agreement (the “2021 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at the Company’s option, on terms deemed favorable to the Company. The term of the agreement is 24 months. The Company agreed to deliver to Leviston additional shares of common stock with a fair value of $250,000, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company.

Purchase of LINICO Preferred Stock

On February 15, 2021, the Company, Aqua Metals Inc., a Delaware corporation (“AQMS”) and LINICO Corporation, a Nevada corporation (“LiNiCo”) entered into a Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”).

Pursuant to the Stock Purchase Agreement, and subject to the satisfaction or waiver of specified conditions, the Company will make an initial purchase 6,250 shares of LINICO Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for 3,000,000 shares of the Company's restricted common stock (“Stock Consideration”) and $4.5 million in cash payments (“Cash Consideration” and together with the Stock Consideration, the “Consideration”). The Cash Consideration will be paid in a series of payments between February 26, 2021 and September 30, 2021. AQMS will purchase 1,500 shares of Series A Preferred in exchange for 375,000 shares of AQMS. The Company can convert the Series A Preferred shares to LiNiCo common shares at a conversion price of $1.25 per share.

The Stock Purchase Agreement provides that LiNiCo will use the proceeds to fund (i) technology-based lithium-ion battery recycling and cathode production equipment, (ii) an industrial facility lease-purchase, (iii) startup costs and general working capital; (iv) a $1.0 million investment in Green Li-ion Pte. Ltd. and (v) the repurchase of common stock with a value of $500,000.

After the initial purchase of Series A Preferred, the Company and AQMS will own 45.45% and 10.91%, respectively, of LiNiCo on a fully diluted basis.

Warrants

Pursuant to the Stock Purchase Agreement, the Company and AQMS entered into warrant agreements wherein the Company has the right to purchase 2,500 shares of Series A Preferred for a total exercise amount of $2.5 million and AQMS has the right to purchase 500 shares of Series A Preferred for a total exercise amount of $500,000. The consideration for the exercise of the warrants is subject to the following:

•The value of the Consideration between $6.3 million and $8.8 million will be applied to the Company’s exercise amount (such value is to be determined by combining the Cash Consideration with the net proceeds of the Stock Consideration (which cannot be sold until after August 15, 2021)).
•The value of the AQMS shares in excess of $1.5 million will be applied to AQMS’s exercise amount.

The Series A Preferred received by the Company pursuant to the exercise of the warrant may be converted into common stock at conversion price of (i) $1.25, if exercised on or before February 15, 2022 or (ii) $2.00, if exercised after February 15, 2022.

Assuming the exercise of the warrants, the Company and AQMS will own 52.27% and 11.94%, respectively, of LiNiCo on a fully diluted basis.

Obligations

In the event the cash proceeds from the Consideration is less than $6.3 million, the Company is obligated to provide LiNiCo with additional shares or cash to make up the shortfall. However, if cash proceeds from the Consideration exceed $10.8 million, the excess must be returned to the Company (the $4.5 million differential is automatically applied to exercise of the warrant ($2,500,000) and the additional deposit pursuant to the Lease Agreement ($2.0 million)). Similarly, if the cash proceeds from the sale of 75% of the AQMS shares is less than $1.5 million, AQMS is obligated to provide LINICO with additional cash to make up the shortfall. LiNiCo is obligated to hold the remaining 25% of AQMS shares for at least six months after the date of the Stock Purchase Agreement. After such date, the gross proceeds in excess of $2.0 million from the sale of all the AQMS shares must be returned to the AQMS (the $500,000 differential is automatically applied to the exercise of the AQMS warrants).

Additional Lease Deposit

The Lease Agreement requires LiNiCo to make an additional deposit (to be credited towards the purchase price of the facility) by November 1, 2022 in an amount equal to $2.0 million. The Stock Purchase Agreement grants the Company the option to fund such deposit with additional Company shares (in no event will the Company issues shares to LiNiCo pursuant to the Stock Purchase Agreement that exceed 19.9% of the total issued and outstanding common shares of the Company as of February 15, 2021). In the event the option is exercised, the Company and AQMS would own an estimated 64.02% and 10.66% of LiNiCo, respectively, on a fully diluted basis.

LiNiCo Lease Agreement

On February 15, 2021, LiNiCo and Aqua Metal Reno Inc. (the “Landlord”) entered into an Industrial Lease for the land, buildings and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Lease Agreement”). The Lease Agreement is for a two-year term and commences on April 1, 2021. The rental costs are $68,000 per month for the first 12 months and escalate to $81,600 for months 13 to 18 and $100,640 for months 19 to 24.

LiNiCo will use a portion of the Consideration to pay the initial $1.3 million nonrefundable deposit (the “Deposit”) that is due on or before October 15, 2021. The Deposit is to be applied to the purchase price if the Purchase Option (as defined below) is exercised.

Pursuant to the Lease Agreement, LiNiCo has the right to purchase the premises for (i) $14.3 million, if purchased on or before October 1, 2022 or (ii) $15.3 million, if the purchase is made after October 1, 2022 (“Purchase Option”). The Lease Agreement also grants the Company the right to consummate the Purchase Option if LiNiCo and the Landlord agree LiNiCo will not exercise the Purchase Option.

On February 22, 2021, the Company issued 3,000,000 shares of restricted common stock to LINICO in exchange for 6,250 shares of Series A Preferred.

Equity Issuance Agreements

On March 2, 2021, the Company entered into equity purchase agreements (the “Equity Purchase Agreements”) with certain investors to issue and sell in a registered direct offering (the “Offering”) 4.0 million shares of common stock at a price of $4.00 per share. The Equity Purchase Agreements contain customary representations, warranties and agreements of the Company, and customary conditions to closing, indemnification rights and obligations of the parties. The Offering of the shares closed on March 4, 2021. The Company paid Noble Capital Markets, Inc., the placement agent for the Offering, an aggregate cash fee equal to 6% of the aggregate gross proceeds raised in the offering, and agreed to pay up to $30,000 for other fees and expenses, resulting in expected net offering proceeds of $15.0 million.

On March 4 2021, the Company repaid $3.2 million, representing all amounts outstanding under the Promissory Notes, including principal, earned original issue discount and accrued interest expense. (Note 11).

On March 4, 2021, the Company made an $812,500 payment to Northern Comstock LLC representing, pursuant to the Northern Comstock operating agreement, a one-time acceleration of required capital contributions when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000 (Note 21).

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On September 23, 2020, the Audit Committee of the Board of Directors of the Company, upon completion of a formal proposal process with independent registered public accounting firms, dismissed Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm and selected Assure CPA, LLC (a successor-in-interest of DeCoria, Maichel & Teague, P.S. formed on November 3, 2020) (“Assure”), as the independent registered public accounting firm to audit the financial statements of Comstock and its consolidated subsidiaries for the fiscal year ending December 31, 2020.

The reports of D&T on the consolidated financial statements of Comstock as of and for the fiscal years ended December 31, 2017, 2018 and 2019 did not contain any adverse opinion or disclaimer of opinion. These reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2017, 2018 and 2019 there were no disagreements between D&T and Comstock on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreements in connection with their reports. Furthermore, during the fiscal years ended December 31, 2017, 2018 and 2019, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K). The fiscal years ended December 31, 2018 and 2019 are Comstock’s two most recent completed fiscal years prior to the end of D&T’s engagement.

During the fiscal years ended December 31, 2017, 2018 and 2019 neither Comstock nor anyone on its behalf consulted Assure regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on Comstock's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Comstock provided D&T with a disclosure and requested D&T to furnish Comstock with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such statements. A copy of D&T’s letter is filed as Exhibit 16.1 to our Form 8-K filed on September 28, 2020.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

    As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2020, based on these criteria.

/s/ Corrado De Gasperis
Executive Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Changes in Internal Control Over Financial Reporting

    During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Additional Compensation

    To recognize Mr. De Gasperis for his efforts and success primarily for negotiating, managing and concluding the Company’s agreements with Tonogold, and related capital resource and liquidity management during the past three fiscal years, which the Compensation Committee considered exceptionally complex and important and requiring efforts beyond the scope of his normal duties, the Compensation Committee awarded him additional, special recognition compensation in the amount of $110,000 and $65,000 in 2020 and 2019, respectively.

Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing or Notice of Delisting - Extension

On June 24, 2019, the Company received notice from the NYSE American LLC (“NYSE American”) that it was not compliant with the NYSE American’s low selling price rule 1003(f)(v) and would have until December 24, 2019, to cure such noncompliance. On January 2, 2020, Comstock Mining Inc. (the “Company”) received a letter from the NYSE American LLC (the “Exchange”) stating that the Company is in compliance with the Exchange’s continued listing standards set forth in Part 10 of the Exchange’s Company Guide. The Exchange specifically noted that the Company has cured the Company’s previously announced low selling price deficiency and that the “.bc” designation, signifying below-compliance with its listing standards was removed from the Company’s trading symbol at the opening of trading on January 3, 2020. The Company was removed from the list of noncompliant issuers on the NYSE American’s website.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information concerning the age, principal occupation, employment and directorships held during the past five years and positions with the Company of each director, and the year that they first became a director of the Company. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that such director should serve as a director of the Company. The Nominating and Governance Committee of the Board of Directors reviews at least annually the skills and characteristics for the election of new and continuation of existing directors, including diversity.

    Corrado De Gasperis; age 55; joined Comstock in April 2010, as Chief Executive Officer. He has been a director since June 2011, and Executive Chairman since September 2015. Mr. De Gasperis was also the President of the Company from April 2010 until August 2019. Mr. De Gasperis is also a Director, President and CEO of Sierra Springs Opportunity Fund Inc., a strategic investee of Comstock Mining. He brings more than 30 years of industrial, financial, project management and operational metals and mining, manufacturing, capital markets and board governance experience.

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

From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner in July 1998.

Mr. De Gasperis is also a founding member and the Chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code. He is a board member and previously served as Chairman of the Virginia City Tourism Commission from December 2018 until January 2020, and is a member of the Northern Nevada Development Authority and the Northern Nevada Network. Mr. De Gasperis has served as a director of GBS Gold International Inc., where he was Chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Leo M. Drozdoff; age 55; director since February 2018. Mr. Drozdoff has extensive experience in Nevada's mining industry, including engineering, legislation, environmental regulation, economic development, legislation and historical preservation. He most recently served as the Director of the Nevada Department of Conservation and Natural Resources from 2010 to 2016, and was a Cabinet member reporting to two Nevada Governors, where Mr. Drozdoff oversaw 900 state employees responsible for mining, environmental protection, water resources, forestry, state parks, state lands and the State Historic Preservation Office.

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

Walter A. “Del” Marting Jr., age 74; director since April 2018. Mr. Marting is the Founder and Managing Member of CereCare, LLC, dba Brain Health Restoration, a firm focused on providing breakthrough rehabilitation treatment for individuals, including numerous veterans, suffering from brain disease, traumatic brain injury and related substance use disorders - most commonly alcoholism and opioid addictions.

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

In 1984, Mr. Marting became the Chairman and CEO of Lucky Chance Mining Co., a Nevada-based junior gold mining firm that successfully reopened and restarted production at the famed 16-1 Mine in Allegheny, California. More recently, Mr. Marting served as a as a merchant banker with JFP Holdings, Inc., a US firm based in Beijing, China which has overseen a wide portfolio of cross-border merger and acquisition transactions.

Mr. Marting graduated from Yale University in 1969, with a BA in English and holds an MBA from Harvard Business School. Mr. Marting is also a Navy veteran, including service as a member of the US Navy SEAL Team Two.

Judd B. Merrill; age 50; director since September 2020. Mr. Merrill is currently Chief Financial Officer of Aqua Metals, Inc. since November 2018. Aqua Metals is reinventing lead recycling with its patented and patent-pending AquaRefining™ technology. These systems reduce environmental impact and scale lead acid recycling production capacity to meet the growing demand for lead-driven innovations in batteries, solar, wind, and grid scale energy storage.

Mr. Merrill has extensive mining industry experience. Prior to joining Aqua Metals, Mr. Merrill was the Director of Finance/Accounting at Klondex Mines Ltd., a Nevada based international mining company. Before its acquisition by Hecla, Klondex was a $500 million, publicly traded company listed on the New York and the Toronto Stock Exchanges. From 2011 to 2017, Mr. Merrill was employed by Comstock Mining Inc. with financials positions of increasing responsibility, including Chief Financial Officer and Corporate Secretary. Mr. Merrill was instrumental in establishing financial processes and driving efficiencies, and managing and maintaining the Company’s liquidity and efficient access to the capital markets. He worked directly with bankers, lenders, investment funds and major shareholders related to the company’s capital management Mr. Merrill previously worked as a controller at Fronteer Gold Inc. and as an assistant controller at Newmont Mining Corp., where he acquired and developed strong financial planning, cost management, treasury and cash management experience.

Mr. Merrill began his career at Deloitte & Touche LLP and spent six years working in broad financial accounting, reporting, auditing, internal control, and corporate financial activities. Mr. Merrill holds a Bachelor of Science in Accounting from Central Washington University and a Masters of Business Administration from the University of Nevada, Reno, and is a Certified Public Accountant.

    William J. Nance; age 77; director since October 2005. Mr. Nance also serves as the Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979 and has served as a consultant in the acquisition and disposition of commercial real estate.

    Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was with Kenneth Leventhal & Company where he specialized in the area of REITS, restructurings of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of InterGroup Corporation since 1984, and of Santa Fe Financial Corporation and Portsmouth Square, Inc. since May 1996.

    He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of businesses and brings more than 35 years of public company director experience.

Corporate Governance

We are managed under the direction of the Board of Directors, which has adopted Corporate Governance Guidelines to set forth certain corporate governance practices. The Corporate Governance Guidelines are available on our website at
http://www.comstockmining.com/about/corporate-governance.

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

The Corporate Governance Guidelines require, among other things, that:

•a majority of the directors shall be independent within the NYSE American listing standards;
•a director shall advise our Nominating and Governance Committee (and receive written confirmation from counsel for the Company that there are no legal or regulatory impediments to such service) prior to accepting an invitation to serve on another public company board;
•if a member of the Audit and Finance Committee simultaneously serves on an audit committee of more than three public companies, our Board must determine that such simultaneous service would not impair the ability of such member to effectively serve on the Audit and Finance Committee and make disclosure of such determination either in our Annual Report on Form 10-K or on or through our website;
•our Board shall meet in regular sessions at least four times annually (including telephonic meetings); and
•our independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without management present; and our Board shall be comprised of that number of directors (but not less than three nor more than nine) as shall be determined from time to time by the Board (with the Board's sense that five to seven directors is the right size for the Board, but that a slightly larger size may be justifiable in order to accommodate the availability of an outstanding candidate).

Our Corporate Governance Guidelines and committee charters are not intended to, and do not, expand or increase the duties, liabilities or responsibilities of any director under any circumstance beyond those that a director would otherwise have under applicable laws, rules and regulations in the absence of such Corporate Governance Guidelines or committee charters.

Independence of Directors

The Board of Directors has determined that Messrs. Drozdoff, Marting, Merrill and Nance are “independent” directors within the listing standards of the NYSE American and the independence standards of our Corporate Governance Guidelines. Messrs. Drozdoff, Marting and Nance are also independent within the standards set forth in Rule 10A-3 of the Exchange Act.

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

Board of Directors Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2020, the Board of Directors and its committees held 20 meetings of all the committees of the Board of Directors that the directors then served. The directors attended 99% of the aggregate of (1) the total number of meetings of all committees that the director then served and (2) the total number of meetings of the Board of Directors.

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

Executive Officers

Mr. De Gasperis, the Executive Chairman, Chief Executive Officer of the Company, serves as the Company’s principal executive officer, principal financial officer and principal accounting officer.

Code of Conduct and Ethics

The Code of Conduct and Ethics applies to all employees, including senior executives, and all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE American, the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board of Directors or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics for executive officers and directors. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockmining.com.

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

Audit and Finance Committee

The Audit and Finance Committee assists our Board in discharging and performing its duties and responsibilities with respect to the financial affairs of the Company. Without limiting the scope of such activities, the Audit and Finance Committee has responsibility to, among other things:

•select, retain, determine appropriate compensation of (and provide for payment of such compensation), evaluate and, as appropriate, terminate and replace the independent registered public accounting firm;
•review and, as appropriate, approve, prior to commencement, all audit and non-audit services to be provided by the independent registered public accounting firm;
•review regularly with management, the director of internal audits, where applicable, and the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;
•resolve or direct the resolution of all material disagreements between management and the independent registered public accounting firm regarding accounting and financial reporting;

•review with management and the independent registered public accounting firm, among other things, all reports delivered by the independent registered public accounting firm regarding critical accounting policies and practices used or to be used, alternative treatments of financial information available under generally accepted accounting principles and other material written communications between the independent registered public accounting firm and management;
•review with management major issues regarding auditing, accounting, internal control and financial reporting principles, policies and practices and regulatory and accounting initiatives, and presentation of financial statements, and the adequacy of the internal controls and any special audit steps adopted in light of material control deficiencies;
•meet at least once annually and separately with management and the independent registered public accounting firm;
•review, prior to filing with the SEC, all annual and quarterly reports (and all interim reports on Form 8-K to be filed that contain financial disclosures of similar scope and magnitude as annual reports and quarterly reports);
•assess at least annually the adequacy of codes of conduct, including codes relating to ethics, integrity, conflicts of interest, confidentiality, public disclosure and insider trading and, as appropriate, adopt changes thereto;
•direct the establishment and maintenance of procedures for the receipt and retention of, and the treatment of, complaints received regarding accounting, internal control or auditing matters; and
•direct the establishment and maintenance of procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

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

Compensation Committee

The Compensation Committee assists our Board in discharging and performing its duties with respect to management compensation, succession planning, employee relations and employee benefits, plan administration and director compensation. Without limiting the scope of such activities, the Compensation Committee shall, among other things:

•review and approve annually the goals and objectives relating to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer against such goals and objectives and annually determine the annual compensation of the Chief Executive Officer based on such evaluation;
•review and approve, as appropriate, annually the compensation of the other executive officers and directors and review compensation of other members of senior management and other employees generally;
•assess organizational systems and plans, relating to management development and succession planning;
• administer compensation arrangements including stock-based compensation and other benefit and welfare policies, plans and programs; and
•review the Compensation Discussion and Analysis for inclusion in the annual proxy statements or annual report as the case may be.

Members of the Compensation Committee are Leo Drozdoff (Chair) and William Nance, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

    No member of the Compensation Committee was at any time an officer or employee of the Company, nor is any member of the Compensation Committee related to any other member of the Compensation Committee, any other member of the Board of Directors or any executive officer of the Company. No executive officer of the Company served as a director or member of the compensation committee of another entity, one of which executive officers is a member of the Company’s Compensation Committee.

The Nominating and Governance Committee

The Nominating and Governance Committee assists our Board in discharging and performing its duties and responsibilities with respect to nomination of directors, selection of committee members, assessment of performance of our Board and other corporate governance matters. Without limiting the scope of such activities, the Nominating and Governance Committee shall, among other things:

•review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders; and
•review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE American and the SEC rules under the Sarbanes-Oxley Act of 2002 (and non-employee directors (as defined under Exchange Act Rule 16b-3) and outside directors (as defined under Internal Revenue Code Section 162 (m))).

Members of the Nominating and Governance Committee are William Nance (Chair) and Walter Marting Jr., each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations.

The charter of the Nominating and Governance Committee sets forth the minimum qualifications to serve as a director. As set forth in such charter, each director and nominee should have the following skills and characteristics:

•Have high personal standards:
◦Integrity;
◦Honesty; and
◦Desire to make full disclosure of all present and future conflicts of interest.
•Have the ability to make informed business judgments;
•Have literacy in financial and business matters;
•Have the ability to be an effective team member;
•Have a commitment to active involvement and an ability to give priority to the Company; a member of the Audit and Finance Committee should serve on no more than three public company audit committees;
•Have no affiliations with competitors;
•Have achieved high levels of accountability and success in his or her given fields;
•Have no geographic travel restrictions;
•Have an ability and willingness to learn the Company’s business;
•Preferably have experience in the Company’s business or in professional fields (i.e. finance, accounting, law or banking) or in other industries or as a manager of international businesses so as to have the ability to bring new insight, experience or contacts and resources to the Company;
•Preferably have a willingness to make a personal substantive investment in the Company;
•Preferably have no direct affiliations with major suppliers or vendors; and
•Preferably have previous public company board experience together with good references.

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

Board Designation Rights

On January 13, 2017, in connection with the Company’s issuance and sale of an 11% Senior Secured Debenture due 2021 in an aggregate principal amount of $10,723,000 (the “Debenture”), the Company granted certain board designation rights. For so long as the Debenture remains outstanding, the investor in the Debenture shall have the right to designate one of their founders as a nominee to the Board of Directors. In May 2018, J. Clark Gillam was designated as the nominee and was nominated and approved unanimously by the Board of Directors. On August 11, 2020, the Company retired the Debenture by paying the remaining principal balance. Mr Gillam subsequently resigned from the Board of Directors on September 20, 2020. See Note 3, Notes Receivable and Advances, Net, to the consolidated financial statements.

Attendance at Annual Meeting

We expect all directors to attend the annual meeting of shareholders each year. All five directors attended the Company’s 2020 Annual Meeting.

Director Compensation

    In May 2020, Directors were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price of the Company's common shares on May 28, 2020. Compensation cost totaling $176,400 was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 2020.

In December,2020, Directors were granted a total of 540,000 shares of common stock for future services, vesting in three equal increments of 180,000 shares each on January 1, 2022, 2023 and 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price per share of the Company's common stock on December 30, 2020. Compensation cost totaling $572,400 will be recognized on a straight line basis over the three year vesting period. No stock compensation was recognized in connection with these shares for the year ended December 31, 2020.

Item 11. Executive Compensation

    The following table sets forth, for the periods indicated, the total compensation for services provided by the person who served as our principal executive officer (CEO) during 2020, the person who served as our principal financial officer (CFO) during 2020, and the person who served as our principal accounting officer (PAO) during 2020.

SUMMARY COMPENSATION AND NAMED EXECUTIVE OFFICERS TABLE

Name and Principal Position	Year	Salary ($)	Option Awards	Non-equity incentive Plan Compensation	All other compensation	Total ($)
Corrado De Gasperis(1)	2020	$288,000	$10,032	$110,000	$25,663	$433,695
CEO, CFO and PAO	2019	288,000	—	65,000	19,052	372,052
	2018	288,000				288,000
Juan Carlos Giron Jr.(2)	2020	41,534	—	—	62,985	104,519
President and CFO	2019	63,692	—	—	—	63,692
_____________
(1)     Mr. De Gasperis was hired to serve as the Chief Executive Officer and President of the Company effective April 21, 2010 and was appointed Executive Chairman in September 2015. Mr. De Gasperis has also served as the Principal Financial Officer since April 21, 2010 and as Principal Accounting Officer since August 30, 2019. Mr. De Gasperis’ salary was voluntarily reduced from $360,000 to $288,000 during 2016 in conjunction with the Company's efforts to reduce administrative expenses. All other reflects amounts paid for personal time off ("PTO") not taken.

(2)     Mr. Giron Jr. was hired to serve as the President and Chief Financial Officer effective September 1, 2019, and served in that capacity until February, 2020, when he left the Company to pursue other opportunities. On March 19, 2020, the Company entered into a severance agreement with Mr. Giron. Pursuant to the terms of the severance agreement, Mr. Giron is entitled to receive four months of severance compensation at the rate he was previously paid. All other compensation includes severance payments and amounts paid in current year for PTO not taken.

    The terms of Mr. De Gasperis' employment agreement are described in detail in Employment, Retirement and Severance Plans and Agreements below.

Current Equity Compensation Program

In 2020, the Company adopted the 2020 Plan. For a description of the 2020 Plan, please see Item 5, Equity Compensation Plan Information, 2020 Equity Incentive Plan. The 2020 Plan replaced the equity plans previously adopted by the Company in 2011.

    In 2011, the Company adopted the 2011 Plan. For a description of the 2011 Plan, please see Item 5, Equity Compensation Plan Information, 2011 Equity Incentive Plan. The 2011 Plan replaced the equity plans previously adopted by the Company, including, without limitation, those adopted in 2005 and 2006.

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

    Equity Awards. The Company was required to adopt an equity incentive plan. The Board of Directors adopted the 2020 Plan in December 2020 and 540,000 award grants were made on December 30, 2020 to non-executive board members, in lieu of cash, for future services. There are 1,260,000 shares available for granting future awards under the 2020 Plan.

The Board of Directors previously adopted and the shareholders approved the 2011 Plan, in June 2011 and award grants were made in 2011, and thereafter. On May 28, 2020, Comstock’s Board of Directors resolved to grant certain share-based compensation payable to non-executive board members, in lieu of cash, in consideration of certain past and current service to the Company and also resolved to grant certain share-based compensation to members of management, including the chief executive officer and other key employees of the company, in consideration of service to the Company. These share-based payments were granted under the previously approved 2011 Equity Compensation Plan and vested immediately. The grant date for both the shares and the options was May 28, 2020. Any previously granted unvested shares under the 2011 Plan expired in 2016 and 2017 and there are no shares available for granting under the 2011 Plan.

    Rights on Termination of Employment. If Mr. De Gasperis employment is terminated without “cause,” if his employment is terminated due to his “disability” or if he resigns for “good reason” (each term as defined in his agreement), subject to his executing a release in our favor, Mr. De Gasperis shall be entitled to:

•a lump sum payment of all accrued amounts due to him through the date of his termination;
•continued base salary for twelve months (or thirty-six months if the termination is during the three year period following a change in control); and
•continuation of health and life insurance benefits for the longer of the period during which base salary is payable following termination or 18 months (unless he is entitled to participate in the health plan of a new employer).

    If Mr. De Gasperis’ employment is terminated due to his death, his estate is entitled to the benefits (other than continued life insurance coverage) outlined above.

    Upon a termination of Mr. De Gasperis' employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination.

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

Restricted Stock Awards

    If a change in control of the Company (as defined in the 2011 Plan) occurs, then the shares of restricted stock granted to the named executive would vest immediately and, following the date on which the named executive officer’s employment is terminated by the Company without cause or following his disability, the portion of the award that would vest upon achieving the next objective shall vest at the time of termination. For purposes of the 2011 Plan, change in control occurs, generally, on the following:

•the date on which any person or group becomes the beneficial owner of 40% or more of the then issued and outstanding common stock or voting securities of the Company (not including securities held by our employee benefit plans or related trusts or certain acquisitions by John Winfield and his affiliates);
•the date on which any person or group acquires the right to vote on any matter, by proxy or otherwise, with respect to 40% or more of the then issued and outstanding common stock or voting securities of the Company (not including securities held by our employee benefit plans or trusts or certain acquisitions by John Winfield and his affiliates);
•the date, at the end of any two-year period, on which individuals, who at the beginning of such period were directors of the Company, or individuals nominated or elected by a vote of two-thirds of such directors or directors previously so elected or nominated, cease to constitute a majority of our Board of Directors;
•the date on which shareholders of the Company approve a complete liquidation or dissolution of the Company; or
•the date on which we consummate certain reorganizations, mergers, asset sales or similar transactions.

Equity Compensation Plan Information

    The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2020.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
2011 Equity Compensation Plan Approved by Shareholders(1)	138,800	$0.56	—
2020 Equity Compensation Plan Approved by Shareholders(2)	540,000	$—	1,260,000
_____________
(1)    There are 138,800 fully vested and exercisable options outstanding under the 2011 Plan. The options were granted in May 2020, have a remaining contractual life of 1.4 years, an exercise price of $0.56 and were valued at $0.20 fair value per option on the grant date. The options vested immediately. Upon the payment of the exercise price, one share of the Company's common stock shall be issued for each option exercised. As of December 31, 2020, there are no remaining shares available for issuance under the 2011 plan.

(2)    There are 540,000 restricted shares granted and outstanding under the 2020 plan, which vest evenly on January 1st of each year over the three-year term, ending on January 1, 2024. The restricted shares were valued at $1.06 fair value on the grant date, and the compensation cost will be recognized on a straight line basis over the vesting term. As of December 31, 2020, there are 1,260,000 shares available for issuance under the 2020 plan.

The Company recognizes forfeitures under the 2011 and 2020 Plans as they occur.

COMPENSATION OF DIRECTORS

    The following table summarizes the directors’ cash compensation for 2020:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards	Total(1)
William Nance(2)	$24,000	$50,400	$74,400
Leo Drozdoff(3)	24,000	50,400	74,400
Walter Marting Jr.	24,000	50,400	74,400
J. Clark Gillam(4)	18,000	25,200	43,200
Judd Merrill(5)	6,000	—	6,000
Total directors cash compensation	$96,000	$176,400	$272,400
_____________
(1)     No payment included interest.

(2)     Excludes $30,000 in committee chair fees accrued but not paid in 2020.

(3)     Excludes $30,000 in committee chair fees accrued but not paid in 2020

(4)     Mr. Gillam resigned from the Company's Board of Directors on September 20, 2020.

(5)     Mr Merrill was elected to the Company's Board of Directors on September 11, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

The following table sets forth, as of March 5, 2021, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of any class of our voting equity securities.

Name and Address(a)	Title of class	Amount and nature of beneficial ownership		Percent of class(b)
Winfield Group	Common Stock	3,335,439	(c)	7.9%

Officers and Directors

Corrado De Gasperis	Common Stock	650,000	(d)	*
William J. Nance	Common Stock	232,000	(e)	*
Leo M. Drozdoff	Common Stock	306,240	(e)	*
Judd B. Merrill	Common Stock	135,100	(e)	*
Walter A. Marting Jr.	Common Stock	225,000	(e)	*
Juan Carlos Giron Jr.
All directors and executive officers as a group	Common Stock	1,548,340		3.65%
_____________
* Less than 1%
(a)    Unless otherwise indicated, the business address of each person named in the table is c/o of Comstock Mining Inc., P.O. Box 1118, 117 American Flat Road, Virginia City, NV 89440.
(b)    Applicable percentage of ownership is based on 42,455,515 shares of common stock outstanding as of March 5, 2021 together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities exercisable within 60 days after March 5, 2021 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.
(c)    Mr. Winfield is the President, Chief Executive Officer and Chairman of the Board of The InterGroup Corporation, Santa Fe Financial Corporation and Portsmouth Square, Inc. and may be deemed to have share voting and dispositive power over shares of the Company’s securities owned by each of The InterGroup Corporation, Santa Fe Financial Corporation and Portsmouth Square, Inc. Mr. Winfield has sole voting power over shares of the Company’s securities held by Northern Comstock LLC. The 3,335,439 shares of the Company’s common stock beneficially owned by Mr. Winfield includes (i) 557,517 shares of the Company’s common stock held directly by Mr. Winfield, (ii), 190,007 shares of the Company’s common stock held by InterGroup, (iii) 355,516 shares of the Company’s common stock held by Portsmouth, (iv) 181,330 shares of the Company’s common stock held by Santa Fe, and (vi) 2,051,069 shares of the Company’s common stock held by Northern Comstock LLC.

Amount and nature of beneficial ownership
John Winfield	557,517
The InterGroup Corporation	190,007
Portsmouth Square Inc.	355,516
Santa Fe Financial Corporation	181,330
Northern Comstock LLC	2,051,069
Total	3,335,439

(d)    Includes a grant of 500,000 unvested performance share units and options to acquire 50,000 shares of common stock. Among 100,000 shares owned, 41,820 shares have been pledged as security to an unrelated third party.
(e)    Includes 135,000 unvested restricted shares representing board compensation over the next three years, with one-third of shares vesting on January 1, 2022, 2023 and 2024, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors has adopted a written related person transaction policy that governs the review, approval or ratification of covered related person transactions. The Audit and Finance Committee manages this policy. The policy generally provides that we may enter into a related person transaction only if:

•the Audit and Finance Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; or
•the transaction is approved by the disinterested members of the Board of Directors; or
•the transaction involves compensation approved by our Compensation Committee.

For information about certain relationships between our director nominees and the Company, please see below:

Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with Mr. John Winfield, the Company’s former Chairman and largest shareholder, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two parcels previously leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

    On August 27, 2015, the Company announced the terms of this agreement were amended on August 27, 2015, and September 28, 2015 (the “Amendments”), with the other members of its Northern Comstock joint venture. The Amendments resulted in reduced capital contribution obligations of the Company from $31.1 million down to $9.8 million. The terms of the Amendments provide that the Company will make monthly cash capital contributions of $30,000 and annual capital contributions in the amount of $482,500 payable in stock or cash, at the Company's option, unless the Company has cash or cash equivalents in excess of $10.5 million on the date of such payments, whereupon the Company would then be required to pay in the form of cash or, in certain circumstances, shares of the Company’s common stock. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement also includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of NSR generated by the properties subject to the Operating Agreement. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock joint venture. The operating agreement requires that these capital contributions commence in October 2015, and end in September 2027, unless prepaid by the Company. As of December 31, 2020, the capital contribution obligations of the Company total $5.6 million.

Stockholders' Agreement

    On July 29, 2015, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), with Mr. Winfield and entities affiliated with Mr. Winfield, pursuant to which the Company is generally prohibited from incurring indebtedness in excess of $5.0 million, subject to certain limited exceptions. The prohibition set forth in the Stockholders’ Agreement is substantially identical to the negative covenant previously contained in the documents governing the Company’s previously outstanding convertible preferred stock. The Stockholders' Agreement expired on July 29, 2020.

Sierra Springs Opportunity Fund Inc. and Sierra Springs Enterprises Inc.

    During 2018, the U.S. Treasury confirmed that all of Storey County, Nevada, and significant parts of Silver Springs, Nevada, had been certified as Qualified Opportunity Zones. We are actively engaged in plans to enhance our mining and non-

mining assets and core competencies in these locations, to maximize the value of our platform, first by selling our non-mining assets.

    SSOF was formed to capitalize on the extraordinary, explosive growth of high-tech industries in northern Nevada and its qualified zones and has already secured the rights to thousands of developable acres of land and more, including an agreement to purchase Comstock’s Silver Springs Properties, including water rights, all within the immediate proximity of the Tahoe Reno Industrial (TRI) Center and its over 100 businesses, including high-tech companies such as Google, Panasonic, Switch, Tesla, Walmart, Zulily and Blockchains LLC. It is anticipated that the Company would passively own approximately 9% of SSOF upon issuance of 75.0 million authorized shares to investors. The Company’s CEO and a diverse team of qualified financial, capital markets, real estate and operational professionals will govern, lead and manage the fund, its investments and operations.

Item 14. Principal Accountant Fees and Services

The Audit and Finance Committee of the Board of Directors is composed of three independent directors and operates under a written charter adopted by the Board of Directors. The Audit and Finance Committee approves the selection of our independent registered public accounting firm.

Management is responsible for our disclosure controls, internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for issuing a report thereon. The Audit and Finance Committee’s primary responsibility is to monitor and oversee these processes and to report thereon to the Board of Directors. In this context, the Audit and Finance Committee has met privately with management and Assure CPA, LLC (“Assure CPA”) (formerly known as DeCoria, Maichel & Teague, P.S.), our independent registered public accounting firm. Assure has had unrestricted access to the Audit and Finance Committee.

The Audit and Finance Committee has discussed with Assure CPA the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing Standard 1301 Communications with Audit Committees, including the scope of the auditor’s responsibilities and whether there are any significant accounting adjustments or any disagreements with management.

The Audit and Finance Committee also has received the written disclosures and the letter from Assure CPA required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit and Finance Committee concerning independence and has discussed with Assure CPA that firm’s independence from the Company.

The Audit and Finance Committee has reviewed and discussed the consolidated financial statements with management and Assure CPA. Based on this review and these discussions, the representation of management that the consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the report of Assure CPA to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of the firm’s review of the unaudited financial statements that are included in our quarterly reports filed with the SEC on Form 10-Q.

Auditors Fees

The Company’s Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. The Company’s independent registered public accounting firm for 2019 and until September 23, 2020 was Deloitte & Touche LLP. Since that date, the Company’s independent registered public accounting firm has been Assure CPA. For the years ended December 31, 2020 and 2019, the fees set forth below were incurred in connection with services provided by those firms.

	2020	2020	2019
	Assure CPA, LLC	Deloitte & Touche LLP	Deloitte & Touche LLP
Audit Fees	$18,704	$80,069	$293,000
Audit Related Fees	—	139,718	32,877
Tax Fees	—	11,000	13,551
Other Fees	12,480	31,242	30,195
Total fees	$31,184	$262,029	$369,623

Audit Fees. Audit fees represent fees and expenses for professional services rendered by the independent registered public accounting firms for the audit of the financial statements included in our annual report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q filed with the SEC. This category also includes fees for audits provided in connection with statutory filings, or services that generally only the independent registered public accounting firm reasonably can provide to a client, including implementation of new financial and accounting reporting standards and audit consents.

Audit Related Fees. Audit related fees principally include fees for consultation on proposed transactions.

Tax Fees. Tax fees include fees for professional services provided in preparing federal income tax returns and related amendments, researching supporting tax return amounts, claiming for refunds, assisting with tax audits, and other services directly affecting or supporting the computation and payment of income taxes, as may be required by the Internal Revenue Code and related regulations.

Other Fees. Other fees and expenses include fees for professional services not deemed to be audit, audit related or tax fees, including fees related to assistance with review of Forms S-3 and S-8 and related consents, and expenses associated with all fee categories.

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

(a)The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on February 20, 2018 as exhibit 3.1 to the Company's Form 10-K (file number 001-35200/film number 18622935) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 8, 2011 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 11901161) and incorporated herein by reference)

10.1#
Comstock Mining Inc. 2011 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on June 29, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 11939736) and incorporated herein by reference)

10.2#
Form of Restricted Stock Agreement (previously filed with the Securities and Exchange Commission on December 23, 2011 as exhibit 10.1 to the Company’s Current Report on Form 8-K (file number 111280520) and incorporated herein by reference)

10.3#
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.4
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.5
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.6
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.7#
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.8#
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.9
Stockholders Agreement, dated as of July 29, 2015, by and among Comstock Mining Inc., Northern Comstock LLC, DWC Resources Inc., The InterGroup Corporation, Santa Fe Financial Corporation, Portsmouth Square, Inc., and John V. Winfield (previously filed with the Securities and Exchange Commission on July 29, 2015 as exhibit 10.2 to the Company's Form 8-K (file number 151011053) and incorporated herein by reference)

10.10
Drilling and Development Services for Common Stock Investment Agreement dated March 28, 2016 (previously filed with the Securities and Exchange Commission on filed on March 30, 2016 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 161536682) and incorporated by reference herein)

10.11
Forbearance Agreement, dated as of June 27, 2016, between the Company and Caterpillar Financial Services Corporation (previously filed with the Securities and Exchange Commission on August 4, 2016 as exhibit 10.2 to the Company's Form 10-Q (file number 001-35200/film number 161805513) and incorporated herein by reference)

10.12
Debenture, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.13
Pledge and Security Agreement, dated as of January 13, 2017, between Comstock Mining Inc. and GF Comstock 2 LP (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.14
Form of Deed of Trust (previously filed with the Securities and Exchange Commission on January 17, 2017 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 17531561) and incorporated herein by reference)

10.15
Membership Interest Purchase Agreement, dated as of January 24, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on January 29, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19549169) and incorporated herein by reference)

10.16
First Amendment to the Membership Interest Purchase Agreement, dated as of April 30, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on May 6, 2019 as exhibit 99.1 to the Company's Form 8-K (file number 001-35200/film number 19799388) and incorporated herein by reference)

10.17
Second Amendment to the Membership Interest Purchase Agreement, dated May 22, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on May 28, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19858341) and incorporated herein by reference)

10.18
Third Amendment to the Membership Interest Purchase Agreement, dated June 21, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on June 27, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 19922834) and incorporated herein by reference)

10.19
Fourth Amendment to the Membership Interest Purchase Agreement, dated as August 15, 2019, and restated September 20, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on August 16, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191031402) and incorporated herein by reference)

10.20
Amended and Restated Mineral Exploration and Mining Lease Agreement, dated as of September 16, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on December 30, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191315034) and incorporated herein by reference)

10.21
Fifth Amendment to the Membership Interest Purchase Agreement, dated October 14, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on October 17, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191155617) and incorporated herein by reference)

10.22
Sixth Amendment to the Membership Interest Purchase Agreement, dated November 17, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on November 19, 2019 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 191229150) and incorporated herein by reference)

10.23
Lease Option Agreement, dated as of November 18, 2019 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on November 19, 2019 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 191229016) and incorporated herein by reference)

10.24
Amended and Restated Membership Interest Purchase Agreement, dated March 20, 2020 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on March 26, 2020 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 20743365) and incorporated herein by reference)

10.25#
Form of Notice of Stock Grant (previously filed with the Securities and Exchange Commission on June 1, 2020 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 20934857) and incorporated herein by reference)

10.26#
Form of Notice of Option Grant (previously filed with the Securities and Exchange Commission on June 1, 2020 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 20934857) and incorporated herein by reference)

10.27
Form of Promissory Note (previously filed with the Securities and Exchange Commission on August 12, 2020 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 201093936) and incorporated herein by reference)

10.28
Option Agreement, dated September 1, 2020 between Comstock Mining Inc., and Keith Serpa (previously filed with the Securities and Exchange Commission on September 8, 2020 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 201164288) and incorporated herein by reference)

10.29
Mineral Exploration and Mining Lease Agreement, dated September 1, 2020 between Comstock Northern Exploration, LLC, and Sutro Tunnel Company (previously filed with the Securities and Exchange Commission on September 8, 2020 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 201164288) and incorporated herein by reference)

10.30
Series A Preferred Stock Purchase Agreement, dated February 15, 2021 among Comstock Mining Inc., LINICO Corporation and Aqua Metals, Inc. (previously filed with the Securities and Exchange Commission on February 18, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21647588 and incorporated herein by reference)

10.31
Amended and Restated Membership Interest Purchase Agreement, dated September 8, 2020 between Comstock Mining Inc, and Tonogold Resources, Inc. (previously filed with the Securities and Exchange Commission on September 14, 2020 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 201173522) and incorporated herein by reference)

10.32#
Comstock Mining Inc. 2020 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on December 29, 2020 as exhibit 4.1 to the Company's Form S-8 (file number333-251791/film number 201422291) and incorporated herein by reference)

10.33#
Form of Restricted Stock Award Agreement (previously filed with the Securities and Exchange Commission on January 4, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 21501895) and incorporated herein by reference)

10.34#
Form of Performance Share Unit Award Agreement (previously filed with the Securities and Exchange Commission on January 5, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 21503753) and incorporated herein by reference)

10.35
Common Stock Purchase Agreement, dated March 1, 2021 (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

10.36
Letter Agreement, dated February 22, 2021 between Comstock Mining Inc. and Noble Capital Markets, Inc. (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

21*	Subsidiaries

23.1*	Consent of Assure CPA, LLC

23.2*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31*
Certification of Principal Executive Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2020, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2020 and 2019, (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements
* Filed herewith.
# Management contract or compensatory plan.

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)	March 10, 2021
Corrado De Gasperis
/s/ WILLIAM J. NANCE	Director	March 10, 2021
William J. Nance
/s/ LEO M. DROZDOFF	Director	March 10, 2021
Leo M. Drozdoff
/s/ WALTER A. MARTING, JR.	Director	March 10, 2021
Walter A. Marting, Jr.
/s/ JUDD B. MERRILL	Director	March 10, 2021
Judd B. Merrill