Form 10-Q
period 2021-03-31
Comstock Mining Inc.
filed 2021-05-11
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at May 4, 2021, was 42,455,515.

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

    These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of mineral exploration, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, cyanide, water, diesel fuel and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,294,809	$2,431,944
Assets held for sale (Note 4)	6,328,338	6,328,338
Investments in equity securities (Note 15)	2,769,766	3,979,723
Notes receivable and advances, net - current portion (Note 3)	11,119,000	7,148,500
Derivative assets related to investments (Note 2)	8,989,999	265,127
Prepaid expenses and other current assets (Note 5)	875,097	681,078
Total current assets	40,377,009	20,834,710

Mineral rights and properties (Note 6)	6,638,394	6,597,644
Properties, plant and equipment, net (Note 6)	8,509,794	8,624,700
Reclamation bond deposit (Note 7)	2,695,769	2,695,704
Retirement obligation asset (Note 12)	—	57,963
Investments (Note 2)	9,680,480	3,272,597
Notes receivable and advances, net (Note 3)	1,511,870	860,940
Other assets (Note 8)	663,487	179,304

TOTAL ASSETS	$70,076,803	$43,123,562

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$221,889	$313,772
Accrued expenses and other liabilities (Note 9)	539,024	534,947
Deposits (Note 4)	419,266	419,266
Long-term debt, net - current portion (Note 11)	—	3,557,705
Total current liabilities	1,180,179	4,825,690

LONG-TERM LIABILITIES:
Long-term reclamation liability (Note 12)	5,206,006	6,054,919
Other liabilities (Notes 9 and 10)	48,751	463,747
Total long-term liabilities	5,254,757	6,518,666

Total liabilities	6,434,936	11,344,356

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock ,$.000666 par value, 158,000,000 shares authorized, 42,455,515 and 34,980,766 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27,916	22,937
Additional paid-in capital	276,384,788	252,715,337
Accumulated deficit	(212,770,837)	(220,959,068)

Total equity	63,641,867	31,779,206

TOTAL LIABILITIES AND EQUITY	$70,076,803	$43,123,562

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
REVENUES
Revenue - mining	$—	$—
Revenue - real estate	48,500	48,425
Total revenues	48,500	48,425

COSTS AND EXPENSES
Mining	22,514	125,893
Real estate	49,172	13,596
Exploration and pre-development	71,704	136,721
Mine claims (Note 2)	(690,430)	122,070
Environmental and reclamation (Note 12)	(756,250)	26,798
General and administrative	954,032	845,228
Total costs and expenses	(349,258)	1,270,306

INCOME (LOSS) FROM OPERATIONS	397,758	(1,221,881)

OTHER INCOME (EXPENSE)
Interest expense	(144,829)	(50,588)
Interest income	155,473	7,142
Other income (Note 17)	7,779,829	1,002,115
Total other income (expense), net	7,790,473	958,669

NET INCOME (LOSS)	$8,188,231	$(263,212)

Basic income (loss) per common share:
Net income (loss) per share	$0.22	$(0.01)
Weighted average common shares outstanding	37,740,011	27,264,555

Diluted income (loss) per common share:
Net income (loss) per share	$0.22	$(0.01)
Weighted average common shares outstanding	37,814,652	27,264,555

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2020	—	$—	27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock	—	—	638,511	425	242,196	—	—	242,621
Common stock issuance costs	—	—	—	—	(50,070)	—	—	(50,070)
Initial value of contingent forward	—	—	—	—	1,232,952	—	—	1,232,952
Sale of membership interests in Comstock Mining LLC	—	—	—	—	100,000	—	—	100,000
Net Loss	—	—	—	—	—	(263,212)	—	(263,212)
BALANCE - March 31, 2020	—	$—	27,875,000	$18,564	$260,620,230	$(236,153,484)	$269,541	$24,754,851

BALANCE - January 1, 2021	—	$—	34,980,766	$22,937	$252,715,337	$(220,959,068)	$—	$31,779,206

Investment in LINICO Corporation	—	—	3,000,000	1,998	6,748,002	—	—	6,750,000
Issuance of common stock	—	—	4,423,842	2,946	18,017,054	—	—	18,020,000
Non-cash issuance of common stock	—	—	50,907	35	249,968	—	—	250,003
Common stock issuance costs	—	—	—	—	(1,248,002)	—	—	(1,248,002)
Employee and director share-based compensation	—	—	—	—	97,010	—	—	97,010
Repurchase of employee stock options	—	—	—	—	(194,581)	—	—	(194,581)
Net income	—	—	—	—	—	8,188,231	—	8,188,231
BALANCE - March 31, 2021	—	$—	42,455,515	$27,916	$276,384,788	$(212,770,837)	$—	$63,641,867

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$8,188,231	$(263,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and depletion	114,906	199,442
Accretion (reduction) of reclamation liability	(790,950)	5,178
Amortization of discount on MCU Philippines, Inc. note receivable	(20,267)	—
Gain on sale of mineral rights and properties, plant and equipment	—	(100,000)
Amortization of debt discounts and issuance costs	(45,791)	41,455
Employee and director share-based compensation	97,010	—
Changes in fair value (Note 15)	(8,495,249)	(1,026,515)
Unrealized loss on investments in securities	900,575	285,000
Loss from equity method investments	31,454	—
Realized gain on sale of Tonogold Resources, Inc. common shares	(193,664)	—
Gain on reimbursement of mining costs (Note 2)	(812,500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(194,019)	6,979
Other assets	(8,073)	—
Accounts payable	(91,883)	113,961
Accrued expenses, other liabilities and deposits	(887,078)	566,473
NET CASH USED IN OPERATING ACTIVITIES	(2,207,298)	(171,239)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	144	138
Proceeds from sale of mineral rights and properties, plant and equipment	—	100,000
Proceeds from Tonogold Resources, Inc. related to Comstock Mining LLC	—	100,000
Proceeds from sale of Tonogold Resources, Inc. common shares	502,951	—
Deposits received on the sale of properties to Sierra Springs Opportunity Fund	—	100,000
Purchase of mineral rights	(40,750)	—
Advance to Sierra Springs Opportunity Fund, Inc.	(2,150,000)	—
Cash Commitment payments to LINICO Corporation (Note 2)	(1,500,000)	—
Proceeds from Mercury Clean Up, LLC derivative asset settlement (Note 2)	762,377	—
Addition to MCU Philippines, Inc. note receivable (Note 2)	(820,000)
Deposits for Mercury Clean Up, LLC investment	—	(150,000)
Change in reclamation bond deposit	(65)	(6,468)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,245,343)	143,670
FINANCING ACTIVITIES:
Principal payments on debt	(3,511,914)	(154,760)
Proceeds from the issuance of common stock	18,020,000	242,621
Cash common stock issuance costs	(997,999)	(50,070)
Repurchase of employee stock options	(194,581)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,315,506	37,791
INCREASE IN CASH AND CASH EQUIVALENTS	7,862,865	10,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,431,944	1,015,857
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,294,809	$1,026,079

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for stock issuance costs	$250,003	$—
Issuance of common shares for investment in LINICO Corporation	$6,250,000	$—
Initial value of common shares for derivative asset related to investment in LINICO Corporation	$500,000	$—

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2021 and 2020
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Comstock Mining Inc. is an emerging leader in the sustainable extraction, valorization, and production of innovation-based, clean, renewable natural resources, with a focus on high-value, cash-generating, strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, carbon-neutrality, and natural products. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”), is an emerging leader in sustainable, responsible mining and processing, and is currently commercializing environment-enhancing, material science-based technologies, products, and processes for precious and strategic mineral recovery, including mercury remediation and lithium-ion battery materials recycling. As used in the notes to the condensed consolidated financial statements, we refer to Comstock Mining Inc., and its wholly-owned subsidiaries as "Comstock," the "Company," "we," “us,” or "our."

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Mining Inc. and its wholly-owned subsidiaries, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, Downtown Silver Springs LLC ("DTSS") and, prior to its sale in September 2020, Comstock Mining LLC ("Comstock LLC"). Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019.

We have an investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”), of which our CEO is an executive (Note 2). As we are not the primary beneficiary, SSOF is not consolidated. At March 31, 2021 and December 31, 2020, our investment in SSOF is presented on the condensed consolidated balance sheets as a non-current investment asset. At March 31, 2021, our maximum exposure to loss as a result of our involvement with SSOF is limited to our investment of $0.3 million and advances of $3.8 million.

Operating results for the three months ended March 31, 2021 may not be indicative of the results expected for the full year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2021 and December 31, 2020, and our results of operations, cash flows, and changes in equity for the three months ended March 31, 2021 and 2020. We currently estimate our annual effective income tax rate to be 0%. Our effective tax rate differs from the federal rate of 21% primarily due to recording a full valuation allowance

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2021 financial statement presentation. Reclassifications had no effect on net income (loss), equity or cash flows as previously reported, except for the recording of a prior contingent forward asset in 2020. As described in the condensed consolidated financial statements included in the June 30, 2020 Form 10-Q, subsequent to the issuance of our condensed consolidated financial statements for the period ended March 31, 2020, we determined the initial fair value of a contingent forward (Note 15) was $1.2 million rather than zero, and should have been recorded with a corresponding increase to additional paid in capital, as the transaction is deemed to be between related parties given the common ownership in Comstock LLC at the time. Additionally, we determined there was a $1.1 million change in fair value of the contingent forward for the period ended March 31, 2020 that should have been recorded. As a result, the accompanying condensed consolidated financial statements for the period ended March 31, 2020 have been corrected from amounts previously reported in the March 31, 2020 Form 10-Q.

Liquidity and Capital Resources

The condensed consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have had recurring losses from operations and have an accumulated deficit of $212.8 million as of March 31, 2021. As of March 31, 2021, we have cash and cash equivalents of $10.3 million and $28.9 million of other net working capital. During the next 12 months, management expects cash on hand, proceeds from planned sales of Tonogold Resources, Inc. ("Tonogold") common shares, collection of a convertible note receivable due on March 31, 2022 from Tonogold, and the planned sale of our Silver Springs properties (the "Silver Springs Properties") to Sierra Springs Enterprises, Inc. ("SSE") to be sufficient to pay our obligations that are due over the next 12 months from the issuance date of these condensed consolidated financial statements.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the useful lives and valuation of properties, plant and equipment, carrying values of assets held for sale and, mineral rights, deferred tax assets, derivative assets and liabilities, the Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS"), note receivable accounted for at fair value, discount rates on non-interest bearing notes receivable, reclamation liabilities, stock-based compensation, and contingent liabilities.

Investments

Investments in Securities:

From time to time, we hold investments in the form of both debt and equity securities.

Investments in debt securities are classified as trading, available for sale or held to maturity, in certain cases electing the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At March 31, 2021, we are the holder of two investments in debt securities, a convertible note receivable from Tonogold and a secured note receivable from MCU Philippines, Inc ("MCU-P"). Both investments are classified as held to maturity. We have elected the fair value option for the Tonogold convertible note receivable with unrealized gains and losses resulting from changes in fair value recognized in current earnings at the end of each reporting period. The MCU-P note receivable, which is secured by all MCU-P equipment, is classified as held to maturity and accounted for at amortized cost minus impairment. At the end of each reporting period, we consider whether impairment indicators exist to evaluate whether a debt investment security is impaired and, if so, record an impairment loss (Note 2).

Equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, we may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, we reassess whether an equity investment security without a readily determinable fair value qualifies to be measured at cost minus impairment. At the end of each reporting period, we also consider whether impairment indicators exist to evaluate whether an equity investment security is impaired and, if so, record an impairment loss. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings. At March 31, 2021, we hold three investments in equity securities, which include shares of Tonogold and Northern Vertex Mining Corp. ("Northern Vertex") common stock, that have readily determinable fair values for which unrealized gains or losses resulting from changes in fair value are recognized in current earnings, and SSOF common stock that does not have a readily determinable fair value and, accordingly, is accounted for at cost minus impairment (Note 2).

Investments - Equity Method and Joint Ventures:

Investments in companies and joint ventures for which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the condensed consolidated statements of operations. At the end of each reporting period, we consider whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established for us by various government agencies and contractual obligations with lessors. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time, and revisions to the estimates of either the timing or amount of reclamation and abandonment costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site. Separately, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance. We estimate the fair value of certain stock-based compensation (e.g., options) using the Black-Scholes model, which requires the input of various subjective assumptions. These assumptions include estimating the length of time recipients will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

The fair value of common stock grants is based on the closing price per share of our common stock at date of grant. We recognize stock-based compensation for common stock grants evenly over the related vesting period.

The fair value of market condition performance share awards is determined based on path-dependent valuation techniques and inputs including the closing price per share of our common stock at date of grant, volatility and the risk-free interest rate. We recognize stock-based compensation for market condition performance share awards evenly over the derived service period resulting from the path-dependent valuation.

The fair value of performance condition share awards is determined based on the closing price per share of our common stock at date of grant and the probability of achieving the performance condition during the term of the award agreement. We recognize stock-based compensation for performance condition share awards evenly over the term of the award agreement.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-06–Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including condensed periods within those fiscal years and with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01–Investments–Equity Securities (Topic 321), Investments–Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)–Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815 (A Consensus of the Emerging Issues Task Force) which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Our adoption of this standard on January 1 2021 did not have a material impact on our condensed consolidated financial statements.

COVID-19

For more than a year in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes are now in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state.

On April 13, 2021, Nevada Governor Steve Sisolak announced his goal to have all Nevada counties open to 100 percent capacity by June 1. To help meet this goal, Governor Sisolak also announced that COVID-19 mitigation measures will transfer to local authority starting May 1 and each county will be able to make decisions based on what is best for their communities while considering transmission of the virus, vaccination, testing and other infrastructure needs specific to their communities. On April 5, 2021, vaccine eligibility opened to all Nevadans 16 and older. Even though the State will be transitioning authority on social distancing measures to the counties, the mask mandate will remain in effect statewide.

We are operating in alignment with these guidelines for protecting the health of our employees, partners and suppliers, and limiting the spread of COVID-19.

2. Investments and Divestitures

Our investments and divestitures include the sale to Tonogold of Comstock LLC, equity investments in the companies shown below, and financial instruments associated with these transactions.

At March 31, 2021 and December 31, 2020, non-current equity investments include the following, which are accounted for under the equity method of accounting, except for SSOF, which is accounted for at cost minus impairment:

	March 31, 2021		December 31, 2020
	Investment	Ownership %	Investment	Ownership %
Investment in Mercury Clean Up, LLC	$2,011,305	25.0%	$2,010,113	15.0%
Investment in MCU Philippines, Inc	513,107	50.0%	323,770	50.0%
Investment in Pelen Limited Liability Company	571,068	25.0%	603,714	25.0%
Investment in Sierra Springs Opportunity Fund, Inc.	335,000	12.0%	335,000	12.1%
Investment in LINICO Corporation	6,250,000	45.5%	—	—%
Total investments	$9,680,480		$3,272,597

Tonogold Resources, Inc. Agreements

There are three agreements between the Company and Tonogold: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for our American Flat processing facility.

Tonogold Note Receivable

The consideration received for Tonogold's acquisition of Comstock LLC included a convertible note receivable (the "Note"). The Note had an initial principal balance of $5,475,000 when the Note was issued on March 20, 2020. The outstanding principal balance was $4,475,000 when the purchase agreement closed on September 8, 2020. The Note included the following features: 1) conversion feature allowing us, at our sole option, to elect payment in Tonogold common shares upon an event of default or upon a partial or whole prepayment by Tonogold; 2) change of control redemption right allowing us to redeem the Note in cash at a 125% premium; 3) event of default redemption right allowing us the right to elect redemption of the Note in cash at a 118% premium; and 4) an option for us to extend the maturity date if an event of default has occurred or is expected to occur or a fundamental transaction (as defined in the Note) has been announced but not yet closed.

On March 3, 2021, we made a $812,500 accelerated payment to Northern Comstock LLC (“Northern Comstock”) pursuant to the Northern Comstock operating agreement (Note 21).

Primarily as a result of the Northern Comstock accelerated payment, the Note was amended in March 2021, which included: 1) adding $812,500 to the principal amount of the Note for Tonogold’s Northern Comstock accelerated payment reimbursement obligation and an accommodation fee of $262,500, increasing the new principal amount to $5,550,000; 2) extending the maturity date to March 31, 2022; 3) reducing the conversion price to the lower of $0.25 (or $0.35 in the event of a $1,550,000 prepayment of the Notes by June 30, 2021) or 85% of the 20-day volume weighted closing price of Tonogold common shares; and 4) making the conversion feature at our option, at any time, and in tranches, at our preference. For the three months ended March 31, 2021, the accelerated payment reimbursement was credited to mining claims costs and expenses, and the accommodation fee was credited to other income in the condensed consolidated statements of operations.

The Note has an interest rate of 12% per annum, with interest payable monthly. The outstanding principal balance is due on March 31, 2022, unless extended by us. The fair value of the Note on December 31, 2020 and March 31, 2021 was $5.5 million and $7.3 million, respectively. For the three months ended March 31, 2021, we recognized other income of $0.7 million for the change in fair value of the Note in the condensed consolidated statements of operations (Note 15).

Tonogold Common Shares

At March 31, 2021 and December 31, 2020, we held 11.4 million and 13.1 million Tonogold common shares with fair values of $2.7 million and $3.9 million, respectively. During the three months ended March 31, 2021, we sold 1,718,789 shares for proceeds of $502,951 and recognized a gain on sale of common shares of $193,664. For the three months ended March 31, 2021, we recognized an unrealized loss on the change in fair value of the common shares of $0.9 million.

Contingent Forward

Upon issuance on March 20, 2020 and prior to the close of the sale of Comstock LLC, the Note contained a contingent forward. The Note contained a contingent forward representing our right to sell our remaining membership interests in Comstock LLC to Tonogold at a future date in exchange for cash consideration or common stock of Tonogold if certain options were elected (the “Contingent Forward”). We identified the Contingent Forward as a derivative which was adjusted to fair value at the end of each reporting period. On March 20, 2020, we recorded the $1.2 million initial fair value of the Contingent Forward asset in additional paid in capital on the condensed consolidated balance sheets as Tonogold, a related party at the time, owned 50% of the membership interests of Comstock LLC. For the three months ended March 31, 2020, we recognized income for the change in fair value of the Contingent Forward of $1.1 million. The fair value of the Contingent Forward asset on September 8, 2020 was $2.0 million, and was offset against consideration received for the sale of Comstock LLC recorded on that date. Upon closing of the purchase agreement, the contingencies were eliminated, and the Note was recorded as a current asset on the condensed consolidated balance sheets.

Reimbursements

For the three months ended March 31, 2021 and 2020, total reimbursements and lease income under the three Tonogold agreements, including but not limited to all costs associated with owning the properties, lease and option payments and interest expense were $1.2 million and $0.7 million, respectively. Reimbursements for 2021 include the $812,500 reimbursement of the Northern Comstock accelerated payment, which is included in the amended principal balance of the Note.

Mercury Clean Up, LLC Pilot, Investment and Joint Venture Agreements

MCU Investment - Derivative Asset and Make Whole Obligation

The Mercury Remediation Pilot, Investment and Joint Venture Agreement (the "MCU Agreement") contains a provision whereby we are required to issue additional shares of our common stock for a make whole difference between the value of the 900,000 previously issued shares of our common stock received by MCU and our required stock-based investment of $850,000. In May 2020, we issued to MCU 650,000 additional shares of our common stock to reduce the make whole difference. During January and February 2021, MCU sold the 625,000 common shares for net proceeds of $1,147,185, resulting in a $762,377 excess contribution, which was paid to us in February 2021. At December 31, 2020, the fair value of the derivative asset was $265,127. As of March 31, 2021, the derivative asset had been fully satisfied. For the three months ended March 31, 2021, a related gain on change in fair value of the derivative asset of $497,250 was recognized in earnings. For the three months ended March 31, 2020, a loss on change in fair value of the make whole obligation of $32,670 was recognized in earnings.

MCU Philippines, Inc. Investment and Note Receivable

At December 4, 2020, the fair value of the note receivable from MCU-P, based on the discounted present value of future payments, was $855,866, which was comprised of the $1,180,000 face amount less implied interest of $324,134, which was recognized as consideration for our December 4, 2020 investment in MCU-P. As of December 31, 2020, the net balance of the note receivable was $860,940. On March 5, 2021, we loaned an additional $820,000 to MCU-P, increasing the face value of the note receivable to $2,000,000. Implied interest of $189,338 for the additional loan increased the value of our investment to $513,107. The discounted present value was calculated using a rate of 7.1%, which is based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. The additional loan amount resulted in our ownership interest in MCU increasing from 15% to 25%. As of March 31, 2021, the net balance of the note receivable is $1,511,870 is recorded on the condensed consolidated balance sheets in notes receivable and advances, net. The note receivable matures on December 31, 2024.

Sierra Springs Opportunity Fund, Inc. Investment

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, Comstock invested $335,000 into a qualified opportunity zone fund, SSOF, which owns SSE, a qualified opportunity zone business. We expect to own approximately 9% of SSOF upon issuance by SSOF of all 75 million authorized shares to investors. As of March 31, 2021, we own 12% of the voting shares of SSOF and SSOF has received $12.0 million in equity from investors, including $335,000 from the Company and $525,000 (16.4% of voting shares) from our officers and directors, including our chief executive officer, who owns 16.2% of SSOF voting shares. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE.

At March 31, 2021, Comstock’s $335,000 investment in SSOF is recorded on the condensed consolidated balance sheets as a non-current investment asset. The investment is accounted for at cost less impairment. Management has identified no events or changes in circumstances that have a significant adverse effect on the carrying value of the investment.

Advance to Sierra Springs Opportunity Fund, Inc.

For the three months ended March 31, 2021, we advanced SSOF an additional $2,150,000, increasing total advances to $3.8 million, to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid during 2021, upon the sale of our Silver Springs Properties to SSE (Note 4). At March 31, 2021, the $3.8 million of advances are recorded on the condensed consolidated balance sheets in notes receivable and advances, net.

LINICO Corporation Investment

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (the “LINICO Stock Purchase Agreement”).

Purchase of LINICO Preferred Stock

Pursuant to the LINICO Stock Purchase Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (the “Series A Preferred”) and issued 3,000,000 shares of our restricted common stock (the “CMI Stock”) in payment of the purchase price. The CMI stock had a fair value of $6,750,000, of which $6,250,000 was allocated to the investment in shares of LINICO and $500,000 was allocated to the derivative asset related to LINICO on the condensed consolidated balance sheets. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we own 45.45% of LINICO voting shares. Our chief executive officer is a member of the LINICO board of directors. Judd Merrill, one of our directors, is chief financial officer of AQMS.

Cash Commitment

Under the LINICO Stock Purchase Agreement, we also agreed to make $4.5 million in cash payments to LINICO (the “Cash Commitment”), payable in a series of installments between February 26, 2021 and September 30, 2021. At March 31, 2021, $1.5 million had been paid and was recognized as an adjustment to the derivative asset related to LINICO on the condensed consolidated balance sheets.

Warrants

Pursuant to the LINICO Stock Purchase Agreement, the Company and LINICO entered into a warrant agreement (the “Warrant”) wherein we have the right to purchase 2,500 additional shares of Series A Preferred for a total exercise amount of $2.5 million. The Series A Preferred received by us pursuant to exercise of the Warrant may be converted into shares of LINICO common stock at a conversion price of (i) $1.25, if exercised on or before February 15, 2022, or (ii) $2.00, if exercised after February 15, 2022.

LINICO Lease Agreement and Additional Lease Deposit

Pursuant to the terms of an industrial lease between LINICO and AQMS entered into on February 15, 2021 (the “LINICO Lease Agreement”), if LINICO elects not to exercise its option to purchase from AQMS land, buildings and related improvements, initially leased by AQMS to LINICO, for (i) $14,250,000, if the purchase is made on or before October 1, 2022 or (ii) $15,250,000, if the purchase is made after October 1, 2022, we can assume the purchase option.

The LINICO Lease Agreement requires LINICO to make an initial deposit by October 15, 2021 in an amount equal to $1,250,000, and an additional deposit (the “Additional Deposit”) by November 1, 2022, in an amount equal to $2,000,000, to be credited towards the purchase price of the facility. The LINICO Stock Purchase Agreement grants us the option to fund the Additional Deposit with shares of our common stock (in no event will we issue shares to LINICO pursuant to the LINICO Stock Purchase Agreement that exceed 19.9% of our total issued and outstanding common shares as of February 15, 2021).

Derivative Asset

In the event cash proceeds received by LINICO from the sale of the CMI Stock are less than $6,250,000, which sales must be completed no later than October 31, 2021, we are obligated to provide LINICO with additional shares of our common stock or cash to make up the shortfall. However, if cash proceeds from the sale of CMI Stock plus Cash Commitment payments received by LINICO (the “Consideration”) exceed $10,750,000, the excess must be returned to us by LINICO, along with any remaining shares of CMI Stock held by LINICO. The first $4.5 million of Consideration received by LINICO in excess of $6,250,000 will be applied to exercise our warrant (up to $2,500,000) and, thereafter, to fund the Additional Lease Deposit (up to $2.0 million), with additional Series A Preferred issued to us for the amount funded. The initial fair value of the derivative asset upon issuance of the CMI Stock was $500,000. At March 31, 2021, the $7,489,999 fair value of the CMI Stock in excess of $6,250,000 and $1,500,000 Cash Commitment payments are recognized as a derivative asset related to LINICO on the condensed consolidated balance sheets. The fair value of CMI Stock is based on the $4.58 closing share price of our common stock on March 31, 2021. For the three months ended March 31, 2021, the increase in fair value of $6,989,999 is recognized as other income in the condensed consolidated statements of operations (Note 15).

3. Notes Receivable and Advances, Net

Notes receivable and advances, net at March 31, 2021 and December 31, 2020 include:

	March 31, 2021	December 31, 2020
Tonogold note receivable, face value	$5,550,000	$4,475,000
Fair value adjustments	1,769,000	1,023,500
Tonogold note receivable, fair value (Notes 2 and 15)	7,319,000	5,498,500
SSOF advances receivable (Note 2)	3,800,000	1,650,000
Total notes receivable and advances, net - current portion	11,119,000	7,148,500
MCU-P note receivable, face value	2,000,000	1,180,000
Unamortized discount for implied interest	(488,130)	(319,060)
MCU-P note receivable (Note 2) - non-current	1,511,870	860,940
Total notes receivable and advances, net	$12,630,870	$8,009,440

4. Assets Held for Sale

We previously committed to a plan to sell certain land, buildings, and water rights. As of March 31, 2021 and December 31, 2020, we had assets, with a value of $6.3 million, that met the criteria to be classified as assets held for sale.

Assets held for sale at March 31, 2021 and December 31, 2020 include:

	March 31, 2021	December 31, 2020
Silver Springs properties:
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Total assets held for sale	$6,328,338	$6,328,338

Assets Held for Sale - Silver Springs, Nevada

We entered into agreements to sell the two Silver Springs Properties to SSE, a subsidiary of SSOF (Note 2) on September 26, 2019, as amended. The agreements, as amended, include the sale of 98 acres of industrial land and senior water rights for $6.5 million, and 160 acres of commercial land along with its rights in the membership interests in DTSS for $3.6 million. During 2020 and 2019, we received $0.1 million and $0.3 million, respectively, in escrowed deposits from SSE for the sale of these assets and expect the sales to close in 2021. Total deposits of $0.4 million are included in deposits on the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Land and property deposits	$10,100	$12,600
Surety bond and insurance	165,244	139,527
Stock sales proceeds receivable	200,000	200,000
Pelen option	100,000	100,000
Other	399,753	228,951
Total prepaid expenses and other current assets	$875,097	$681,078

On December 16, 2020, we entered into a securities purchase agreement with Wingfield Tono, LP (“Wingfield”), and agreed to sell 15,666,667 Tonogold common shares at $0.33 per share in three closings. On December 23, 2020, we transferred 3,333,333 Tonogold common shares to Wingfield for total proceeds of $1.1 million. As of March 31, 2021 and December 31, 2020, we had received $0.9 million and recorded a receivable of $0.2 million in prepaid expenses and other current assets on the consolidated balance sheets in connection with the securities purchase agreement. The shares were returned to us in April 2021 (Note 22).

On September 1, 2020, we paid $100,000 for a one-year option to purchase the remaining 75% of the membership interests of Pelen Limited Liability Company ("Pelen") not owned by the Company for a purchase price of $3,750,000.

6. Mineral Rights and Properties and Properties, Plant and Equipment, Net

Mineral Rights and Properties

Mineral rights and properties at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Dayton resource area	$2,971,838	$2,971,838
Spring Valley area	1,630,332	1,630,332
Oest area	307,522	307,522
Occidental area	1,002,172	1,002,172
Northern extension	157,205	157,205
Northern targets	161,920	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
	$6,638,394	$6,597,644

These mineral rights and properties are segmented based on our identified resource areas and exploration targets. During the three months ended March 31, 2021 and 2020, we did not recognize any depletion expense as none of the properties are in operation.

On January 17, 2021, we acquired two patented lode mining claims from the Lauri Nitz Revocable Trust. The two patents, totaling approximately 34 acres, are located at the north end of the Occidental trend in Storey County, Nevada. The claims were purchased for a total of $40,750, with no royalty.

On February 25, 2020 and September 17, 2020, we sold two patented mining claims and five unpatented mining claims (the "Wild Horse" properties) and eight unpatented mining claims (the "Como Comet" properties), respectively, to
Hercules Gold USA LLC ("Hercules") for a total purchase price of $100,000 and 100,000 shares of common stock of Eclipse
Gold Mining Corporation (the parent company of Hercules, "Eclipse"), with a fair value of $52,000. In February 2021, Eclipse merged with Northern Vertex and the 100,000 Eclipse common shares were converted to 109,000 Northern Vertex common shares, classified as investments in equity securities on the condensed consolidated balance sheets.

All of our mineral exploration and mining lease payments are classified as mining costs and expenses in the condensed consolidated statements of operations.

Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Land and buildings leased to others
Daney Ranch	$2,261,263	$2,261,263
Gold Hill Hotel	753,272	753,272
Other real estate	314,526	314,526
Less accumulated depreciation	(1,237,075)	(1,196,426)
Total, net	2,091,986	2,132,635

Property, plant, and equipment for mineral processing
American Flat land and buildings	6,500,817	6,500,817
Crushing, processing, and refining plant and equipment	21,113,178	21,113,178
Less accumulated depreciation	(21,996,836)	(21,943,657)
Total, net	5,617,159	5,670,338

Other property and equipment
Comstock corporate campus	1,549,453	1,549,453
Vehicle and equipment	2,267,916	2,267,916
Furniture and fixtures	549,860	549,860
Less accumulated depreciation	(3,566,580)	(3,545,502)
Total, net	800,649	821,727

Total properties, plant and equipment, net	$8,509,794	$8,624,700

During the three months ended March 31, 2021 and March 31, 2020, we recognized depreciation expense of approximately $0.1 million and $0.2 million, respectively.

7. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that, after the completion of such mining projects, the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, we have a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of March 31, 2021. In addition, we have a $0.5 million surety bond with Storey County, Nevada related to mine reclamation as of March 31, 2021. As part of the surety agreement, we agreed to pay a 2% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at March 31, 2021, and December 31, 2020.

The reclamation bond deposit at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Lexon surety bond cash collateral	$2,588,833	$2,588,768
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,695,769	$2,695,704

The total cash collateral is a component of the reclamation bond deposit on the condensed consolidated balance sheets and, at March 31, 2021 and December 31, 2020 includes earned income of $88,833 and $88,768, respectively, which has been left on deposit at BNY Mellon.

8. Other Assets

Other assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid Northern Comstock LLC contributions, net	$476,159	$—
Other long-term receivables and prepaid expenses	151,029	154,950
Long-term deposits	24,354	24,354
Accrued dividends receivable	11,945	—
	$663,487	$179,304

The Northern Comstock operating agreement between the Company and other members of Northern Comstock, a related party (Note 21), requires us to make monthly cash payments of $30,000 and an annual capital contribution in the amount of $482,500 in stock or cash through September 1, 2027. On March 4, 2021, we made an additional $812,500 payment to Northern Comstock representing, pursuant to the Northern Comstock operating agreement, a one-time acceleration of required capital contributions when we receive net cash proceeds from sources other than operations that exceed $6,250,000. The payment was applied to the last year of contracted payments, and classified as other assets on the condensed consolidated balance sheets, net of certain other amounts accrued for Northern Comstock contribution payments, which will be amortized over the term of the agreement. In addition to the net prepaid balance, we have a short-term liability in the amount of $356,050 and $180,833 recorded in accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accrued Northern Comstock LLC contributions, net	356,050	180,833
Accrued payroll costs	104,609	153,615
Accrued board of directors' fees	—	60,000
Accrued vendor liabilities	74,187	136,499
Other accrued expenses	4,178	4,000
Total accrued expenses and other liabilities	$539,024	$534,947

10. Leases

Lease expense

We have an operating lease, as lessee, with Sutro, as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month each November, which began in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease.

For the three months ended March 31, 2021 and 2020, the fixed operating lease expense was $2,524 and $1,684, respectively, with 7.5 years remaining on the lease at March 31, 2021.

We have the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	March 31, 2021	December 31, 2020
Operating lease right-of-use asset	Other assets	$50,232	$51,294

Operating lease liability - current	Accrued expenses and other liabilities	$3,827	$3,650
Operating lease liability - long-term	Other liabilities	48,751	49,791
Total operating lease liabilities		$52,578	$53,441

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

Remainder of 2021	$7,025
2022	9,650
2023	9,950
2024	10,250
2025	10,550
Thereafter	31,500
Total operating lease payments	78,925
Less: Imputed interest	(26,347)
Present value of lease liabilities	$52,578

Lease Income

Real estate revenue from operating leases on our land and buildings leased to others (Note 6) recorded on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Daney Ranch	$27,000	$—
Gold Hill Hotel	6,575	24,000
Lab and office space	—	7,500
Land	4,500	4,500
All other residential	10,425	12,425
Total real estate revenue from operating leases	$48,500	$48,425

Maturities of lease payments by fiscal year for operating leases on our land and buildings leased to others are as follows:

Remainder of 2021	$143,025
2022	180,025
2023	166,325
2024	22,725
Thereafter	—
Total Minimum Lease Income	$512,100

On February 1, 2021, we signed a new lease, as lessor, with Gold Hill Management LLC to lease the Gold Hill Hotel. The new lease term begins April 1, 2021 and ends on March 31, 2024. The agreement includes the payment of $19,500 in previously deferred rent from the previous month to month tenant, Crown Point Management LLC. The rent is $4,525 per month for the first year, inclusive of real estate taxes, increasing to $6,050 per month for the second year, and $7,575 per month for the third year. At the end of the three-year term, the tenant may renew the lease for up to two additional five-year periods, at a rate of $8,000 per month. The options to extend are not included in the lease payments to be received on an annual basis in the above table.

11. Long-Term Debt

Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following:

Note Description	March 31, 2021	December 31, 2020
Georges Trust Unsecured Promissory Notes - 12% interest, due September 2021	$—	$1,389,014
Concorde Trust Unsecured Promissory Note - 12% interest, due 2021	—	683,263
Bean Trust Unsecured Promissory Note - 12% interest, due 2021	—	290,386
GHF Inc Unsecured Promissory Note - 12% interest, due September 2021	—	916,712
Note Payable (Caterpillar Financial Services) - 5.7% interest.	—	404,373
Total debt	—	3,683,748
Less: debt discounts and issuance costs	—	(126,043)
Total debt, net of discounts and issuance costs	—	3,557,705
Less: current maturities	—	(3,557,705)
Long-term debt, net of discounts and issuance costs	$—	$—

Debt Obligations

Concorde Trust, Bean Trust, Georges Trust, GHF, Inc. & Scott H. Jolcover Unsecured Promissory Notes

On March 4, 2021, we retired promissory notes (the "Promissory Notes") by paying the remaining principal balance of $3.1 million plus earned OID of $0.1 million. For the three months ended March 31, 2021, interest expense on the Promissory Notes was $139,213, which includes OID amortization of $71,289.

GF Comstock 2 LP

On August 11, 2020, we retired the GF Comstock 2 LP debenture (the "Debenture") by paying the remaining principal balance of $4.0 million, plus the remaining make whole obligation of $0.2 million and recognized a loss on early retirement of debt of $51,000. Interest expense on the Debenture was $0.2 million for the three months ended March 31, 2020, of which Tonogold reimbursed $0.1 million.

Caterpillar Equipment Facility

On March 4, 2021, we retired the Caterpillar Financial Services loan by paying the remaining principal balance of $296,171.

12. Long-Term Reclamation Liability and Retirement Obligation Asset

We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our sites after mining and mineral processing operations are completed. These reclamation actions are conducted in accordance with plans reviewed and approved by appropriate regulatory agencies.

As of March 31, 2021 and December 31, 2020, we have accrued a long-term liability of $5.2 million and $6.1 million. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County, Nevada. Under the Lease Option Agreement with Tonogold, we must preserve the property and equipment in its current state for possible resumption of processing by Tonogold through November 2022 and, if the option is exercised, Tonogold will begin processing at the American Flat facility. Tonogold has not yet announced specific plans or a definitive schedule for future processing, but has announced actions that could lead to mining operations in the vicinity of the American Flat facility. If the option is not exercised, Comstock may repurpose the plant to be used for processing another resource. Based on these facts and circumstances, management extended the timing of reclamation to five years from January 1, 2021, with an updated expected reclamation commencement date of December 31, 2025. This resulted in a reduction in the liability of $926,435. The updated liability was calculated based on a weighted average credit-adjusted risk-free rate of 6.02%, which was calculated from the discount rates used in the eight layers of asset retirement obligations recorded since 2010, and an inflation rate of 1.78% based on the average Consumer Price Index over the previous five years. The adjustment in excess of the net retirement obligation asset of $57,964 was $868,471 as of January 1, 2021 and was recorded as a credit to environmental and reclamation costs and expenses in the condensed consolidated statements of operations.

In conjunction with recording the original reclamation liability, we recorded a retirement obligation asset on the consolidated balance sheets that was amortized over the period of the anticipated land disturbance and operations. Such costs were based on management’s original estimate of then expected amounts for remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost and timing of reclamation and remediation could change in the future. The accretion of the reclamation liability for the three months ended March 31, 2021 and 2020 totaled $77,522 and $5,178, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations. The amortization of the retirement obligation asset for the three months ended March 31, 2021 and 2020 totaled $0 and $14,491, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations.

Following is a reconciliation of the mining retirement liability associated with our reclamation plan for the mining projects as of at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Long-term reclamation liability — beginning of period	$6,054,919	$6,034,208
Reduction of obligation due to extension of time	(926,435)	—
Accretion of reclamation liability	77,522	20,711
Long-term reclamation liability — end of period	$5,206,006	$6,054,919

Following is a reconciliation of the mining retirement obligation asset as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Retirement obligation asset — beginning of year	$57,963	$115,926
Reduction of obligation liability	(57,963)
Amortization of retirement obligation asset	—	(57,963)
Retirement obligation asset — end of year	$—	$57,963

13. Commitments and Contingencies

We lease certain mineral rights and properties under operating leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows as of March 31, 2021:

Remainder of 2021	$85,500
2022	114,000
2023	114,000
2024	108,000
2025	110,000
Thereafter	1,686,250
$2,217,750

Expense under leases for the three months ended March 31, 2021 and 2020 was $37,211 and $26,150, respectively. Tonogold reimbursements of lease costs for the three months ended March 31, 2021 and 2020 were $25,150 and $12,850, respectively.

Royalty Agreements

We have minimum royalty obligations for certain of our mineral properties and leases. For most of the mineral properties and leases, we are subject to a range of royalty obligations once production commences. These royalties range from 0.5% to 5% of Net Smelter Returns ("NSR") from minerals produced on the properties, with the majority being under 3%. Some of the factors that influence the amount of the royalties include ounces extracted and the price of gold.

Our mining and exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. We believe our operations are in compliance with applicable laws and regulations, in all material respects. We continuously make expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

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

On December 2, 2016, the Nevada Supreme Court entered an order affirming the District Court’s conclusions that Lyon County did not abuse its discretion and that it acted with substantial evidence in support of their decision, that the County did not violate Nevada’s Open Meeting Law or any other statutes.

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

On August 14, 2019, the CRA filed a Notice of Appeal, appealing the judgment to the Nevada Supreme Court. On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and

Comstock Mining. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing. On March 8, 2021, the CRA filed a Petition for En Banc Reconsideration to the Nevada Supreme Court. On April 9, 2021, the Nevada Supreme Court issued an order denying en banc reconsideration, once again, in favor of Lyon County and the Company.

OSHA Complaint

On or about February 27, 2020, the Company received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, front pay and other compensatory damages (for mental anguish and reputational harm) as well as interest and legal fees and costs. We believe that those terminations were lawful and intend to vigorously defend the complaint. As of March 31, 2021 and December 31, 2020, we have accrued severance of $84,166 in connection with this complaint, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

14. Equity

Equity Issuance Agreements

On March 2, 2021, we entered into equity purchase agreements (the “Equity Purchase Agreements”) with certain investors to issue and sell in a registered direct offering (the “Offering”) 4.0 million shares of common stock at a price of $4.00 per share. The Equity Purchase Agreements contain customary representations, warranties and agreements of the Company, and customary conditions to closing, indemnification rights and obligations of the parties. The Offering of the shares closed on March 4, 2021. We paid Noble Capital Markets, Inc., the placement agent for the Offering, an aggregate cash fee of $960,000 (equal to 6% of the aggregate gross proceeds raised in the offering), and $30,000 for other fees and expenses, resulting in net offering proceeds of $15,010,000.

On February 8, 2021, we entered into an equity purchase agreement (the “2021 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement is 24 months. We agreed to deliver to Leviston additional shares of common stock with a fair value of $250,003, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the three months ended March 31, 2021, we issued to Leviston 423,842 common shares with an aggregate sales price of $2,020,000, at an average price per share of $4.77, and an additional 50,907 common shares in commitment and due diligence fees. As of March 31, 2021, the 2021 Leviston Sales Agreement has $2,980,000 of remaining capacity.

Common Stock

Gross proceeds from, including the fair value of non-cash issuance of common stock, and fees related to the issuance of shares of tour common stock pursuant to registered equity issuance agreements for the three months ended March 31, 2021 and 2020:

	2021	2020
Number of shares sold	4,423,842	638,511

Gross proceeds	$18,020,000	$242,621
Common stock issuance costs	(1,248,002)	(50,070)
Net proceeds	$16,771,998	$192,551

Average price per share	$4.07	$0.38

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets at March 31, 2021 measured at fair value on a recurring basis:

		Fair Value Measurements at
		March 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold (Note 2)	$2,739,137	$2,739,137	$—	$—
Tonogold note receivable (Note 2)	7,319,000	—	—	7,319,000
LINICO Corporation derivative asset (Note 2)	8,989,999	—	8,989,999	—
Common shares of Northern Vertex Mining Corp. (Note 6)	30,629	30,629	—	—
Total Assets	$19,078,765	$2,769,766	$8,989,999	$7,319,000

The following table presents our assets and liabilities at December 31, 2020 measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold (Note 2)	$3,939,558	$3,939,558	$—	$—
Tonogold note receivable (Note 2)	5,498,500	—	—	5,498,500
MCU derivative asset (Note 2)	265,127		265,127	—
Common shares of Northern Vertex Mining Corp. (Note 6)	40,165	—	40,165	—
Total Assets	$9,743,350	$3,939,558	$305,292	$5,498,500

During the three months ended March 31, 2021, the common shares of Northern Vertex (previously Eclipse) were transferred from Level 2 to Level 1 as a result of the restriction period expiring on March 1, 2021. For the three months ended March 31, 2021 and 2020, there were no other transfers of assets and liabilities between Level 1, Level 2 and Level 3.

The following tables provide reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2021	2020
Beginning balance	$5,498,500	$9,080,000
Total income (loss) recognized in earnings
Tonogold convertible preferred shares	—	(285,000)
Tonogold contingent forward asset	—	1,062,291
Tonogold note receivable (Note 2)	1,008,000	—
	1,008,000	777,291
Additions
Tonogold contingent forward asset	—	1,232,952
Tonogold note receivable (Note 2)	812,500	—
	812,500	1,232,952
Ending balance	$7,319,000	$11,090,243

Following is a description of the valuation methodologies used for our financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Convertible Preferred Shares

The consideration received for Tonogold's acquisition of Comstock LLC included shares of the Tonogold CPS. Since the CPS shares are not listed securities, and have no readily available market, we elected the fair value option for this financial instrument.

The value of CPS as of March 31, 2020 was based on a Monte Carlo model with various inputs including the Tonogold common share price of $0.35, volatility of 101%, risk-free rate of 0.16%, cost of debt of 18.31%, private placement conversion price ceiling of $0.18, redemption probability of 50%, and illiquidity discount of 5% - 15%. We recorded $0.3 million for the change in fair value of the CPS in other income in the condensed consolidated statements of operations for the three months ended March 31, 2020. The Company held no Tonogold CPS at March 31, 2021 and December 31, 2020.

Common Shares of Tonogold

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At March 31, 2021 and December 31, 2020, the fair values of the common shares are based on the $0.24 and $0.30 closing share prices (OTC: TNGL), respectively. We recorded an unrealized loss of $891,039 for the change in fair value in other income (expense) in the condensed consolidated statements of operations for the three months ended March 31, 2021. The Tonogold common shares are classified within Level 1 of the valuation hierarchy.

Tonogold Note Receivable

In connection with Tonogold's acquisition of Comstock LLC on September 8, 2020, we recorded the Note due from Tonogold on the consolidated balance sheets, with a principal amount of $4,475,000 and a 12% annual interest rate. Interest is due and payable monthly with the principal originally due and payable on September 20, 2021 and extended to March 31, 2022. Because of the embedded features, the Company made the irrevocable election to report the Tonogold Note Receivable on a fair value basis.

At December 31, 2020, the fair value of the Tonogold Note was $5.5 million based on a Monte Carlo model with the following inputs: Tonogold common share price – $0.30; volatility – 89%; risk free rate – 0.09%; cost of debt – 7.62%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021.

At March 31, 2021, the fair value of the Tonogold Note was $7.3 million based on a Monte Carlo model with the following inputs: Tonogold common share price – $0.24; volatility – 68%; risk free rate – 0.07%; cost of debt – 6.92%; conversion premium – 30%; probability of prepayment – 10% at June 2021; probability of default – 28% at March 2022. We recorded $1.0 million in other income in the condensed consolidated statements of operations for the three months ended March 31,

2021, of which $0.7 million represented the change in fair value and $0.3 million represented an amendment fee. The Tonogold Note is classified within Level 3 of the valuation hierarchy.

MCU Derivative Asset

On December 4, 2020, we recorded a derivative asset on the consolidated balance sheets in connection with our $2.0 million purchase of 15% of MCU membership interests. At December 31, 2020, the $265,127 fair value of the derivative asset was based on 625,000 of our common shares issued as a portion of the purchase price, and the $1.04 closing price per share of our common stock. During the three months ended March 31, 2021, MCU sold all 625,000 shares, resulting in a final derivative asset fair value of $762,377 based on the excess of actual net proceeds and cash payments to MCU over the $2 million purchase price. We received a cash payment of $762,377 from MCU in February 2021 in full satisfaction of any excess proceeds from the sale of the stock, which was applied to the derivative asset, resulting in a fair value of $0 as of March 31, 2021. We recorded $497,250 for the change in fair value in other income in the condensed consolidated statements of operations for the three months ended March 31, 2021. The derivative asset was classified within Level 2 of the valuation hierarchy.

LINICO Derivative Asset

On February 16, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the $500,000 fair value of the derivative asset was determined based on the excess of the value of 3,000,000 shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The value of the shares was based on the $2.25 closing price per share of our common stock on that date. At March 31, 2021, the $9.0 million fair value of the derivative asset is based on the same number of shares and the $4.58 closing price per share of our common stock plus $1.5 million of Cash Commitment payments made to LINICO. We recorded $6,989,999 for the change in fair value in other income in the condensed consolidated statements of operations for the three months ended March 31, 2021. The derivative asset is classified within Level 2 of the valuation hierarchy.

Northern Vertex Common Shares

During 2020, we sold certain mining claims in exchange for 100,000 shares of common stock of Eclipse, which were restricted from sale through March 1, 2021. At December 31, 2020, the fair value of the Company’s investment is based on the $0.43 closing price per share of the stock with a discount of $3,010 calculated based on a required holding period of 0.17 years, risk-free rate of 0.08% and volatility of 74.0%. In February 2021, Eclipse merged with Northern Vertex and our 100,000 shares of Eclipse were converted to 109,000 Northern Vertex shares. On March 1, 2021, the restriction period expired and the fair value of the shares as of March 31, 2021 is based on the closing price per share of $0.28. We recorded an unrealized loss of $9,536 for the change in fair value in other income in the condensed consolidated statements of operations for the three months ended March 31, 2021. Upon expiration of the restriction period, the Northern Vertex common shares were transferred from Level 2 to Level 1 of the valuation hierarchy.

Tonogold Contingent Forward

On March 20, 2020, Tonogold issued a senior secured convertible note with a principal amount of $5,475,000 to the Company, reflecting Tonogold’s intent to purchase additional membership interests in Comstock LLC in the future at a specified price (the “Contingent Forward”). The Contingent Forward included the following features: 1) conversion feature allowing Comstock, at our sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock, to redeem the note in cash at a 125% premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118% premium; and 4) a payment modification included in the Contingent Forward. The fair value of the Contingent Forward at inception on March 20, 2020 was based on a Monte Carlo model with various inputs. These inputs included the Tonogold common share price of $0.22, volatility of 96.0%, risk-free rate of 0.26%, cost of debt of 18.23%, required conversion premium of 30.0%, probability of prepayment of 0%, probability of change in control of 5% and probability of default of 32%. The contingent forward asset was netted against the gain on sale of Comstock LLC recorded for the year ended December 31, 2020.

Accrued Make Whole for Pelen

The accrued make whole for Pelen was valued based on the difference between the valuation of the outstanding shares held by the seller of the membership interests at the volume-weighted price per share for five consecutive trading days preceding the date of determination. In 2020, we made a payment to Pelen of $150,000 and recorded a change in fair value of the accrued make whole for Pelen of $3,106 in other income in the condensed consolidated statements of operations for the three months ended March 31, 2020. The Pelen make whole liability was classified within Level 2 of the valuation hierarchy. In April 2020, we purchased the 25% membership interests in Pelen LLC, settling all amounts due.

Accrued Make Whole for MCU

The accrued MCU make whole was valued based on the difference between the value of the outstanding shares delivered to MCU at the closing price per share of our common stock. At March 31, 2020, the make whole was valued based on a closing price per share of our common stock of $0.41. We recorded a change in fair value of the accrued make whole for MCU of $32,670 in other expense in the condensed consolidated statements of operations for the three months ended March 31, 2020. On December 4, 2020, the 625,000 remaining common shares held by MCU became transferable and the parties agreed the make whole obligation had been satisfied.

Other Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these financial instruments. At March 31, 2021, the fair value of our debt obligations was $0, as a result of repaying all debt obligations during the three months ended March 31, 2021.

16. Stock-Based Compensation

2020 Equity Incentive Plan

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

In December 2020, 540,000 shares were granted to non-executive directors under the 2020 Plan, which vest in three equal increments of 180,000 shares each on January 1, 2022, January 1, 2023 and January 1, 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price of our common stock on December 30, 2020. Compensation cost totaling $572,400 will be recognized on a straight line basis over the three years vesting period. Compensation cost totaling $47,700 was recorded as a general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2021.

In January 2021, 1,055,000 performance shares were granted to employees under the 2020 Plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years and vesting of the remaining 50% is contingent on the targeted growth in the Company's valuation over the next five years, defined on a per share basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares which vest based on the achievement of performance goals were valued using the Company's share price on the grant date of $1.10 per share, and stock-based compensation was determined based on the probability of achieving each goal. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $1.10; annual equity volatility – 77%; risk-free rate – 0.36%; number of iterations – 100,000, which resulted in an indicated fair value of $0.41 per share, which is recognized evenly over the term derived from the model of 3.2 years. Stock-based compensation cost totaling $49,310 was recorded as operating costs and expenses on the condensed consolidated statements of operations for the three months ended March 31, 2021.

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. As of March 31, 2021, there are 26,290 shares available to be issued under the 2011 Plan. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

In May 2020, non-executive board members were granted 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price per share of our common stock on May 28, 2020.

Also in May 2020, employees were granted 138,800 fully vested stock options to acquire common shares with an exercise price equal to the closing price per share of the Company's common stock on the date of the grant, or $0.56 per share, and expiring on the second anniversary of the grants. The fair value of the stock options was calculated using a Black-Scholes model with the following inputs: stock price on the grant date and exercise price – $0.56 per share; expected term – one year; annualized risk-free rate – 0.17%; and annualized volatility – 92.91%. Based on these inputs, the fair-value option price is $0.20 per share. Compensation cost for the options issued totaled $27,849 and was recorded in the consolidated statements of operations for the year ended December 31, 2020. In March 2021, the Company repurchased and cancelled 48,650 options at the option holders' election. Cash paid for the options of $194,581 was deemed to be the incremental fair value of the options at the repurchase date and was recorded as a reduction in additional paid-in capital on the condensed consolidated balance sheets. At March 31, 2021, the intrinsic value of the remaining 90,150 options outstanding was $358,797.

17. Other Income and Expense

Other income (expense) net consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Change in fair value of contingent forward asset	$—	$1,062,291
Change in fair value of derivative asset related to Mercury Clean Up, LLC	497,250	—
Change in fair value of derivative asset related to LINICO Corporation	6,989,999	—
Gain on sale of mining claims	—	100,000
Tonogold reimbursement of Pelen acquisition costs	—	150,000
Change in fair value of Tonogold preferred shares	—	(285,000)
Change in fair value MCU make whole	—	(32,670)
Realized gain on sale of Tonogold common shares	193,664	—
Change in fair value of Tonogold note receivable	745,500	—
Tonogold note receivable amendment fee	262,500	—
Unrealized loss on investments in securities	(900,575)	—
Other	(8,509)	7,494
Total other income (expense)	$7,779,829	$1,002,115

18. Income Taxes

The tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate and, if the estimated tax rate changes, we make a cumulative adjustment.

In 2021, our effective tax rate is not expected to be affected by increases or decreases in pre-tax income principally due to a full valuation allowance applied against net deferred tax assets, as noted below. For the three months ended March 31, 2021, we recognized no income tax benefit or expense, and paid no cash for income taxes.

Income taxes are provided for using the asset and liability method under which deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that are expected to be in effect when such differences are expected to reverse.

We are required to establish a valuation allowance against the deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021, management has determined that a full valuation allowance is necessary against our net deferred tax assets based on the weight of all available evidence.

19. Net Income (Loss) Per Common Share

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

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss)	$8,188,231	$(263,212)

Denominator:
Basic weighted average shares outstanding	37,740,011	27,264,555
Incremental shares	74,641	—
Diluted weighted average shares outstanding	37,814,652	27,264,555

Net income (loss) per common share:
Basic EPS	$0.22	$(0.01)
Diluted EPS	$0.22	$(0.01)

For the three months ended March 31, 2021, common stock equivalent shares consisted of stock options and were included in the calculation of dilutive earnings per share. During the three months ended March 31, 2020, the Company had no common stock equivalent shares that would have been dilutive.

20. Segment Reporting

We are organized into three operating segments, Mining, Real Estate, and Mineral Remediation and Recycling. Our mining segment consists of mining, mine development, processing, and environmental and reclamation operations, related mineral properties, water rights, properties, plant and equipment, investments in Tonogold and Pelen, and general and administrative expenses. Our real estate segment consists of real estate rental operations, including the Daney Ranch and Gold Hill Hotel, and related properties and equipment, as well as assets held for sale to SSOF, and investments in and advances to SSOF. Our mineral remediation and recycling segment consists of investments in mineral remediation and recycling processes and services, including investments in MCU, MCU-P and LINICO, and loans to MCU-P. We evaluate the performance of our operating segments based on income (loss) from operations. All intercompany transactions are eliminated. Financial information relating to our reportable operating segments and consolidated totals follows:

	Three Months Ended March 31,
	2021	2020
Revenue
Mining	$—	$—
Real estate	48,500	48,425
Mineral remediation and recycling	—	—
Total revenue	48,500	48,425

Costs and Expenses
Mining	398,430	(1,256,711)
Real estate	(49,172)	(13,595)
Mineral remediation and recycling	—	—
Total costs and expenses	349,258	(1,270,306)

Operating Income (Loss)
Mining	398,430	(1,256,711)
Real estate	(672)	34,830
Mineral remediation and recycling	—	—
Total loss from operations	397,758	(1,221,881)

Other income (expense) (Note 17)	7,790,473	958,669
Net income (loss)	$8,188,231	$(263,212)

Capital Expenditures
Mining	$40,750	$—
Real estate	—	—
Mineral remediation and recycling	—	—
Total capital expenditures	$40,750	$—

Depreciation, Amortization, and Depletion
Mining	$70,762	$191,318
Real estate	44,144	8,124
Mineral remediation and recycling	—	—
Total depreciation, amortization, and depletion	$114,906	$199,442

	As of March 31,	As of December 31,
	2021	2020
Assets
Mining	$39,416,201	$29,754,182
Real estate	12,896,190	10,770,370
Mineral remediation and recycling	17,764,412	2,599,010
Total assets	$70,076,803	$43,123,562

The addition of the mineral remediation and recycling segment reflects our entry into new environmental, social, governance ("ESG") initiatives, which differ from our historical focus on mining and real estate.

Certain amounts presented above have been reclassified to conform to the current period presentation, most notably to reclassify investments and advances to SSOF from our mining segment to our real estate segment, and our investments in MCU and MCU-P from our mining segment to the new mineral remediation and recycling segment. To date, no operating revenue, costs and expenses, capital expenditures, or depreciation, amortization and depletion have been recognized by or charged to mineral remediation and recycling operations. Income (loss) allocations from equity method investments are included in other income (expense).

21. Related Party Transactions

We identify, account for and disclose related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of another party (Notes 1 and 2). The following related party transactions occurred during the three months ended March 31, 2021 and 2020 (Note 2).

Northern Comstock LLC

We have an operating agreement with Northern Comstock, an entity controlled by a related party. For the three months ended March 31, 2021 and 2020, we made cash capital contribution payments under the Northern Comstock operating agreement of $902,500 and $90,000, respectively. Cash payments for the three months ended March 31, 2021 included a one-time accelerated capital contribution payment of $812,500 as a result of the net proceeds of $15,010,000 we received on March 4, 2021 from the Equity Purchase Agreements. For the three months ended March 31, 2021 and 2020, capital contribution payments of $902,500 and $90,000, respectively, were reimbursed by Tonogold pursuant to the Comstock LLC Purchase Agreement, and recorded as a reduction of mine claims costs and expenses in the condensed consolidated statements of operations.

Mercury Clean Up, LLC and MCU Philippines, Inc.

For the three months ended March 31, 2021 and 2020, in connection with our investments in MCU and MCU-P, we have provided certain services relating to feasibility studies and permitting that are separate from those investments and not included as obligations under the MCU Agreement.

22. Subsequent Events

Plain Sight Innovations Note

On April 1, 2021, the Company made a loan to Plain Sight Innovations LLC ("PSI") pursuant to a secured promissory note with a face value of $750,000 (the "PSI Note"). The PSI Note principal, together with interest at the rate of 12% per annum, is due and payable on September 30, 2021, and is secured by substantially all of the assets of PSI.

Comstock Residents Association

On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and Comstock. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing. On March 8, 2021, the CRA petitioned the Nevada Supreme Court for en banc reconsideration. On April 9, 2021, the Nevada Supreme Court issued an order denying en banc reconsideration, once again, in favor of Lyon County and Comstock Mining.

Wingfield Tono LP

On April 13, 2021, Wingfield Tono, LP ("Wingfield") returned 606,601 Tonogold common shares that were previously transferred under the Wingfield securities purchase agreement. The return of the shares eliminated the $200,000 receivable from Wingfield, and terminated the securities purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition as of and for the three months ended March 31, 2021 and 2020. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020.

Overview

Comstock Mining Inc. is an emerging leader in the sustainable extraction, valorization, and production of innovation-based, clean, renewable natural resources, with a focus on high-value, cash-generating, strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, carbon-neutrality, and natural products. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”), is an emerging leader in sustainable, responsible mining and processing, and is currently commercializing environment-enhancing, material science-based technologies, products, and processes for precious and strategic minerals recovery, including mercury remediation and lithium-ion battery materials recycling. Unless the context otherwise indicates, the terms “Comstock,” the "Company," “we,” “us,” or “our” mean Comstock Mining Inc. and its consolidated subsidiaries.

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

Commercialize a global, environmental, social, governance ("ESG") compliant, profitable, mercury remediation and other critical mineral systems:
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
•Entitle the Dayton-SV Complex with geotechnical, metallurgical, and environmental studies and permitting; and
•Validate the Comstock NSR Royalty portfolio (e.g., Lucerne Mine, Occidental Lode, Comstock Lode).

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

We began acquiring properties in the Comstock District in 2003. Since then, we have consolidated a significant portion of the Comstock District, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. We continue evaluating and acquiring properties inside and outside the district, expanding our footprint, and evaluating all our existing and prospective opportunities for further exploration, development and mining.

We now own, control, or retain a royalty interest in approximately 9,358 acres of mining claims, parcels, and royalty interests in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management (“BLM”) administers. Our headquarters is on American Flat Road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our mining operations, to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

Our Dayton resource area and the adjacent Spring Valley exploration targets are located in Lyon County, Nevada, approximately six miles south of Virginia City. Access to the properties is by State Routes 341 and 342, both paved roads.

Our sale to Tonogold Resources, Inc. ("Tonogold") of the membership interests in Comstock Mining LLC ("Comstock LLC"), the owner of the Lucerne Mine, resource area and related permits closed on September 8, 2020. The Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to our most recent test mining operations from 2012 through 2016. Lucerne is the subject of ongoing assessment, exploration and development plans by Tonogold. We retain a 1.5% NSR royalty in the Lucerne properties.

We achieved initial production and first poured gold and silver on September 29, 2012, ceased mining in 2015, and concluded processing in 2016. From 2012 through 2016, we mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

On February 15, 2021, we entered into a Series A Preferred Stock Purchase Agreement (the “LINICO Stock Purchase Agreement”) with LINICO Corporation ("LINICO") and purchased shares of LINICO convertible preferred stock representing 45.45% of LINICO voting shares, in exchange for 3,000,000 shares of our restricted common stock, and committed $4.5 million in cash payments between February and September 2021. LINICO is a cleantech startup, with plans for a state-of-the art battery materials recycling facility focused on commercializing economically viable and environmentally sustainable technologies for lithium-ion battery recycling. LINICO’s goal is to alleviate global reliance on harmful mining activities that are used in the production of critical minerals, to support the increasingly high demand and shortage of these critical minerals, to close-the-loop on sustainable practices for end-of-life lithium-ion batteries, and to support a clean energy economy. We have the right, through a warrant and other investments, to purchase over 57% of LINICO’s fully diluted voting share ownership.

Comstock Realignment
Land Position 2021
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
0 750 1,500 3,000
1 inch = 3,418 feet
As-of: 12-31-2020

Figure 1 - Comstock Mining's Land Position in the Comstock District

Comstock Mining's Corporate Alignment

Figure 2 - Comstock's Corporate Alignment as of March 31, 2021

Our corporate structure is well aligned with our strategic focus. Comstock remains the parent company that wholly owns the realigned subsidiaries. Comstock Processing LLC owns the American Flat processing facility and additional land for potential expansion. Comstock Northern Exploration LLC owns or controls the remaining Storey County exploration targets, primarily located north of the Lucerne properties, including the Occidental Lode. Comstock Exploration and Development LLC owns or controls the Lyon County mining claims and exploration targets, including the Dayton Resource Area and the Spring Valley target. Comstock Industrial LLC owns properties in Silver Springs and related water rights. Downtown Silver Springs LLC (“DTSS”) owns other properties in downtown Silver Springs. Comstock Real Estate Inc. owns the Daney Ranch and the Gold Hill Hotel.

Comstock LLC, now 100% owned by Tonogold, controls the Lucerne properties, including those owned by Northern Comstock LLC ("Northern Comstock"). The Company recorded a gain of $18.3 million associated with the sale of Comstock LLC in 2020.

Current Projects

Exploration and Development

We have identified many exploration targets on our land holdings in the Comstock District, but have focused, to date, on the Dayton resource area and, through our collaboration with Tonogold, the Lucerne resource area (including surface and underground exploration). We have also leased the remaining Storey County mineral claims, including the Occidental group and other exploration targets, to Tonogold, which has near-term plans for exploration and ultimately development towards economic feasibility for those assets. We are developing exploration plans for the remaining areas, primarily the Dayton resource area and Spring Valley group that we view as an extension of the Dayton resource area.

Our district-wide exploration and development plans contemplate three specific, geological areas that we have organized into our wholly-owned subsidiaries, Comstock Exploration and Development LLC and, Comstock Northern Exploration LLC, and Comstock LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock LLC, acquired by Tonogold in September 2020, includes the Lucerne properties, in which we retain a 1.5% NSR royalty. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production (Figure 3).

We retain royalties ranging from 1.5% to 3.0% on the Lucerne, Occidental and other properties, and an additional royalty of 1.0% (that is 25% of 4%) on Sutro Tunnel Company ("Sutro") mining patents in Storey County, Nevada, through the Company's 25% membership interests in Pelen Limited Liability Company ("Pelen"), the 100% owner of Sutro.

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
Feet
1 inch = 2,000 feet

Figure 3 - General Overview of Priority Exploration Targets

Comstock Processing LLC (100% owner of the American Flat Processing Facility)

The processing facility is in the American Flat area of Gold Hill, Nevada, less than a mile west of Lucerne, and operated 24 hours per day, seven days per week, for substantially all of late 2012 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the properties, plant, equipment, and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat Road, Virginia City, Nevada. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, CPL has entered into two agreements that leverage its platform for nearer-term cash generation; first with the Lease Option Agreement with Tonogold to lease and operate the facilities and second, with Mercury Clean Up, LLC (“MCU”) for the commercial pilot of the MCU mercury remediation system.

CPL’s Lease Option with Tonogold

    On November 18, 2019, we entered into the Lease Option Agreement to lease our permitted American Flat mining properties, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mine. Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1.1 million in expenses to maintain the option. If the option is exercised, Tonogold will then pay us a rental fee of $1.0 million per year plus $1 per processed ton, in addition to all the costs of operating and maintaining the facility. After the first $15.0 million in rental fees are paid, the rental fee will step down to $1.0 million per year and $0.50 per processed ton for the next $10.0 million paid to us.

CPL’s Venture with Mercury Clean Up, LLC

The second agreement (the "MCU Agreement") is with MCU, to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes, to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, worldwide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and has secured its first major, international remediation project in the Philippines. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new, global growth opportunity consistent with our Strategic Focus.

Worldwide unregulated activity has released thousands of tons of mercury into the environment. The continued worldwide use of mercury in unregulated activities, primarily outside of the United States, is polluting air, soils and waters, and poisoning marine life and endangering lives. Ongoing, unregulated artisanal mining outside of the U.S. represents more than 40% of ongoing mercury contamination and represents a tremendous opportunity for cleaning up the environment in a sustainable, profitable manner. Mercury will not go away by itself and must be removed to stop the pollution. Mercury can’t be broken down or destroyed, and MCU, in collaboration with Oro and the Company, is pioneering an effective solution.

    Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1.15 million and stock of $0.85 million, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through March 31, 2021, we have invested $1.15 million in cash and $0.85 million in shares of our common stock, representing a $2.0 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform. In addition, by providing $2.0 million of financing to MCU Philippines, Inc. ("MCU-P"), the Philippines joint venture company, Comstock earned an additional 10% ownership in MCU, increasing our equity ownership in MCU to 25%.

Over the past seven years, Comstock has implemented several plans, approved by the Nevada Division of Environmental Protection (“NDEP”), intended to address NDEP and the U.S. Environmental Protection Agency (“EPA”) protocols, guidance and goals for sampling, characterizing, transporting and managing mercury within the Carson River Mercury Superfund Site ("CRMS") Study Area. These plans and CPL’s existing, permitted infrastructure provide an ideal platform for validating the efficacy of the MCU process and technology. MCU and the Company will work closely with NDEP for any additional approvals or permits.

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

Based on successful proof of technical and economic viability, the Company and MCU would create a new, 50-50 venture called Comstock Mercury Remediation LLC for pursuing global business opportunities. We currently hold 25% of the membership interests of MCU and, separately, the right to 50% participation in any joint ventures, including, but not limited to, MCU-P and the Comstock mercury remediation project, the first two mercury remediation project opportunities.

We entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein, MCU and Comstock have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (the “Philippine Opportunity”); where Comstock and MCU formed a new joint venture to engage profitably in the Philippine Opportunity. We have made cash investments in the form of $2.0 million in interest-free loans, committed up to an additional $1.0 million in equity and debt investments, and received 50% ownership of MCU-P. Our investments in joint ventures under the MCU Agreement reached $2.0 million in the first quarter of 2021, and we were issued an additional 10% of the membership interests in MCU, for total membership interests of 25%.

The first processing unit was shipped to the Philippines in the fourth quarter of 2020. Mercury remediation combined with the production of sand and gravel commenced in the first quarter of 2021. Production rates are expected to increase throughout the first half of 2021.

CPL and Development of Clean Technologies

The ongoing testing of alternative technologies aligns with our Strategic Focus on responsible development. A breakthrough with cleaner technologies could result in higher, faster recoveries with reduced waste, shorter permitting cycle times and lower reclamation costs.

We continue exploring other partners and ventures that can leverage our fully-permitted platform for the development of cash-generating, precious and strategic minerals-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal and other materials processing, and related ventures of environmentally-friendly and economically enhancing mining and materials technologies.

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

    The Dayton resource area ranks as our top exploration and development target. In January 2014, the Lyon County Board of Commissioners approved strategic master plan and zoning changes on the Dayton, Kossuth and Alhambra mining patents and other properties located in the Dayton resource area, enabling a more practical, comprehensive feasibility study for mining. Geological studies and development planning are currently underway utilizing data from extensive metallurgical testing and assessment during 2017, an additional 30,818 feet of drilling completed in 2015, geophysical analysis and interpretation completed in 2013, and extensive geological data from pre-2013 drill programs.

During the third quarter of 2020, we engaged Geotech Ltd ("Geotech") of Aurora, Canada, to conduct an airborne geophysical survey of the Dayton resource area, Spring Valley exploration targets, and the rest of our Comstock District properties. The survey included both magnetic and Geotech's proprietary Versatile Time-Domain Electromagnetic ("VTEM") surveys. The survey was flown from September 19 through October 3, 2020, with 1,161 line-kilometers. The interpreted, three-dimensional results are scheduled to be delivered in early 2021. The results will greatly increase our understanding of the Dayton resource area and Spring Valley resource expansion potential, along with ours other exploration targets in Lyon County.

Our technical staff is currently compiling a detailed structural interpretation of the Dayton resource area, which will provide the framework for a completely new resource model. The detailed interpretation is leading to a list of highly prospective drill targets to further define and expand the mineral resource.

    The plan includes expanding the current resource at the Dayton resource area and continuing southerly into Spring Valley. The Spring Valley group of exploration targets lies adjacent to the Dayton resource area, trending south toward the southern-most end of the Comstock District that includes the southern portion of the Kossuth patented claim and the Dondero and Daney claims, and all of our placer mining claims in Spring Valley and Gold Canyon. The Spring Valley mineralized structures lie mostly concealed beneath a veneer of sediment gravels and the volcanic host rocks, and the structural controls of the mineralization defined for the Dayton resource area are known to continue south into Spring Valley. The exploration of Spring Valley will include phased drilling programs that will continue southerly from State Route 341 to the historic Daney mine site (Figure 4), with a potential strike length of approximately 9,600 feet.

    On May 21, 2020, we enhanced our land position in Spring Valley by exercising our option with New Daney Company, Inc. ("New Daney") to purchase seven unpatented lode mining claims in Spring Valley. These claims had been leased from New Daney since 2010. We paid a total of $100,000 for the claims. On October 8, 2020, we closed the transaction with a payment in full of the $85,000 balance.

We are proceeding to publish a separate S-K 1300 compliant, Initial Assessment technical report for the Dayton resource area to validate a mineral resource estimate. The new technical report will provide not only a new resource estimate, but also a phased drilling plan for further defining and expanding the resource for sustainable, profitable mining. We plan to continue to advance the Dayton resource area to full feasibility, towards a production-ready mine plan. Mining and processing on our 100% privately held lands should simplify and shorten the critical permitting chain.

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
Spring Valley South
Daney

Figure 4 - Dayton and Spring Valley Group Targets

Comstock Northern Exploration LLC (Occidental Lode and Other Northern Target Mineral Claims)

Tonogold has commenced further, detailed analysis of our northern targets that correlates historical data with modern geological assessments and reveals a potentially much larger exploration opportunity. Accordingly, we signed a Mineral Exploration and Mining Lease (the "Exploration Lease") with Tonogold for certain mineral properties in Storey County, Nevada. The lease is for an initial term of 5 years, with options to renew for an additional 15 years, as long as specific commitments are met, including Tonogold spending of at least $1.0 million per year on exploration and progressively validating progress through technical reports.

The lease has a quarterly fee of $10,000 in the first year, escalating 10% per year thereafter. Tonogold is also required to reimburse all claim maintenance costs, third-party lease payments, and other costs associated with owning the properties. We retain a 1.5% to 3.0% NSR royalty on future mineral production from the properties. We also maintain an additional net royalty of 1.0% (that is, 25% of 4%) for the historic Sutro mining patents in Storey County, Nevada, through our 25% membership interest in Pelen, the 100% owner of Sutro. On September 1, 2020, we paid $100,000 for a one-year option to purchase the remaining 75% of the membership interests of Pelen for a purchase price of $3,750,000. If the option agreement is exercised, half of the option payment will be credited to the purchase price. See Note 2, Investments and Divestitures, to our condensed consolidated financial statements.

The Exploration Lease includes the Occidental group and Gold Hill group of exploration targets, which contain many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines, as well as the historically under-developed Occidental Lode, parallel to the main Comstock trend. We believe this will accelerate the development of these targets and enhance the value of our mineral property and royalty portfolio. Tonogold has permitted an exploration drilling program for these areas, and began drilling during the third quarter of 2020, commencing their announced $7 million drill program, including both core and RC drilling, focused on the historically significant Comstock Lode. Tonogold completed four holes totaling 5,511 feet of drilling on the leased properties during the year ended December 31, 2020, and completed three holes totaling 5,488 feet of drilling during the quarter ended March 31, 2021.

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

In January 2019, the Company and Tonogold entered into a Purchase Agreement, as restated and amended in September 2020, to sell to Tonogold our interests in Comstock LLC, our wholly-owned subsidiary with sole net assets of the Lucerne properties and related permits. The transaction was completed September 8, 2020, with Tonogold receiving 100% of the membership interests and full control of Comstock LLC. We received consideration including $7.1 million in cash, $6.1 million in Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS") with a fair value of $7.6 million, and a convertible note receivable (“Note”) with fair value of $6.1 million, net of a related contingent forward with a fair value of $2.0 million, for a total of $18.8 million, resulting in an $18.3 million gain.

We retained a 1.5% NSR royalty on the Lucerne properties. Tonogold also guaranteed the remaining payments for our membership interest in Northern Comstock, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities.

On March 3, 2021, we made a $812,500 payment to Northern Comstock pursuant to a notice of a "One Payment Surplus Event," as required by the Northern Comstock operating agreement, as amended. The payment was triggered by our receiving net proceeds in excess of $6,250,000 from sources other than operations in connection with the direct sale of registered shares of common stock on March 4, 2021. Primarily as a result of the Northern Comstock accelerated payment, the Tonogold Note was amended in March 2021, which included adding $812,500 to the principal amount of the Note for Tonogold’s Northern Comstock accelerated payment reimbursement obligation and an accommodation fee of $262,500, making the new principal amount $5,550,000, and extending the maturity date to March 31, 2022. See Note 2, Investments and Divestitures, to our condensed consolidated financial statements.

Over the past two years, Tonogold, aided by the independent mining advisory firm of Mine Development Associates, has evaluated and remodeled the Lucerne mineral resource, and plans further exploration, development and economic feasibility assessments.

Real Estate

Gold Hill Hotel

On February 1, 2021, we signed a new lease, as lessor, with Gold Hill Management LLC to lease the Gold Hill Hotel. The new lease term begins April 1, 2021 and ends on March 31, 2024. The agreement includes the payment of $19,500 in previously deferred rent from the previous month to month tenant, Crown Point Management LLC. The rent is $4,525 per month for the first year, inclusive of real estate taxes, increasing to $6,050 per month for the second year, and $7,575 per month for the third year. At the end of the three-year term, the tenant may renew the lease for up to two additional five-year periods, at a rate of $8,000 per month. See Note 10, Leases, to our condensed consolidated financial statements.

Sierra Springs Opportunity Fund, Inc.

Investment in SSOF - During 2019, Comstock invested $335,000 in Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund, which wholly-owns a qualified opportunity zone business, Sierra Springs Enterprises ("SSE"). We expect to own approximately 9% of SSOF upon issuance by SSOF of all 75 million authorized shares to investors. As of March 31, 2021, we own 12% of the voting shares of SSOF and SSOF has received $12.0 million in equity from investors, including $335,000 from the Company and $525,000 (16.4% of voting shares) from our officers and directors, including our chief executive officer, who owns 16.2% of SSOF voting shares. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE.

Silver Springs Properties - On September 26, 2019, as amended, we entered into agreements with SSE to sell our two Silver Springs properties (the "Silver Springs Properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests of DTSS for $3.6 million. As of March 31, 2021, we have received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the Silver Springs Properties, recorded in deposits under current liabilities on the condensed consolidated balance sheets. The transactions are expected to close during 2021.

Advance to SSOF - For the three months ended March 31, 2021, we advanced SSOF an additional $2,150,000, increasing total advances to $3.8 million, to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid during 2021, upon the sale of our Silver Springs Properties to SSE.

LINICO Corporation Investment

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into the LINICO Stock Purchase Agreement. The investment is in line with our focus on sustainable extraction, valorization, and production of innovation-based, clean, renewable natural resources, concentrating on high-value, cash-generating, strategic materials that are essential to meeting the rapidly increasing global demand for clean energy.

Purchase of LINICO Preferred Stock

Pursuant to the LINICO Stock Purchase Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (the “Series A Preferred”) for $6,250,000 and issued 3,000,000 shares of our restricted common stock (the “CMI Stock”) in payment of the purchase price. Upon issuance, the CMI Stock had a fair value of $6,750,000, of which $6,250,000 was allocated to the investment in shares of LINICO and $500,000 was allocated to the derivative asset related to LINICO on the condensed consolidated balance sheets. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we own 45.45% of LINICO voting shares. Our chief executive officer is a member of the LINICO board of directors.

The LINICO Stock Purchase Agreement provides that LINICO will use the proceeds to fund (i) technology-based lithium-ion battery recycling and cathode production equipment, (ii) an industrial facility lease-purchase, (iii) startup costs and general working capital; (iv) a $1.0 million investment in Green Li-ion Pte. Ltd., and (v) the repurchase of LINICO common stock with a value of $500,000.

Cash Commitment

Under the LINICO Stock Purchase Agreement, we also agreed to make $4.5 million in cash payments to LINICO (the “Cash Commitment”), payable in a series of installments between February 26, 2021 and September 30, 2021. At March 31, 2021, $1.5 million had been paid and was recognized as an addition to the derivative asset related to LINICO on the condensed consolidated balance sheets.

Warrants

Pursuant to the LINICO Stock Purchase Agreement, the Company and LINICO entered into a warrant agreement (the “Warrant”) wherein we have the right to purchase 2,500 additional shares of Series A Preferred for a total exercise amount of

$2.5 million. The Series A Preferred received by us pursuant to exercise of the Warrant may be converted into shares of LINICO common stock at a conversion price of (i) $1.25, if exercised on or before February 15, 2022, or (ii) $2.00, if exercised after February 15, 2022.

LINICO Lease Agreement and Additional Lease Deposit

Pursuant to the terms of an industrial lease between LINICO and AQMS, entered into on February 15, 2021 (the “LINICO Lease Agreement”), if LINICO elects not to exercise its option to purchase from AQMS land, buildings and related improvements, initially leased by AQMS to LINICO, for (i) $14,250,000, if the purchase is made on or before October 1, 2022 or (ii) $15,250,000, if the purchase is made after October 1, 2022, we can assume the purchase option.

The LINICO Lease Agreement requires LINICO to make an initial deposit and, by November 1, 2022, an additional deposit (the “Additional Deposit”) in an amount equal to $2.0 million, to be credited towards the purchase price of the facility. The LINICO Stock Purchase Agreement grants us the option to fund the Additional Deposit with shares of our common stock (in no event will we issue shares to LINICO pursuant to the LINICO Stock Purchase Agreement that exceed 19.9% of our total issued and outstanding common shares as of February 15, 2021).

Obligations

In the event cash proceeds received by LINICO from the sale of the CMI Stock are less than $6,250,000, we are obligated to provide LINICO with additional shares of our common stock or cash to make up the shortfall. However, if cash proceeds from the sale of CMI Stock plus Cash Commitment payments received by LINICO (the “Consideration”) exceed $10,750,000, the excess must be returned to us by LINICO, along with any remaining shares of CMI Stock held by LINICO. The first $4.5 million of Consideration received by LINICO in excess of $6,250,000 will be applied to exercise our Warrant (up to $2,500,000) and, thereafter, to fund the Additional Lease Deposit (up to $2.0 million), with additional Series A Preferred issued to us for the amount funded.

COVID-19

For more than a year in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes are now in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state.

On April 13, 2021, Nevada Governor Steve Sisolak announced his goal to have all Nevada counties open to 100 percent capacity by June 1. To help meet this goal, Governor Sisolak also announced that COVID-19 mitigation measures will transfer to local authority starting May 1 and each county will be able to make decisions based on what is best for their communities while considering transmission of the virus, vaccination, testing and other infrastructure needs specific to their communities. On April 5,2021, vaccine eligibility opened to all Nevadans 16 and older. Even though the State will be transitioning authority on social distancing measures to the counties, the mask mandate will remain in effect statewide.

We are operating in alignment with these guidelines for protecting the health of our employees, partners, and suppliers, and limiting the spread of COVID-19.

Outlook

We have approved a three-year, strategic plan with specific performance objectives designed to deliver per-share value over the next three years, while positioning the Company for continued growth beyond 2023. The plan objectives include establishing and growing the value of our existing mineral properties and royalty stakes, commercializing and growing a global, ESG-compliant, profitable mercury remediation business, and separately monetizing over $25 million in non-strategic assets for funding this growth. The specific performance objectives are shown under the Overview section above.

The plan is designed to deliver per-share value over the next three years, while positioning the Company for continued growth.

Our annual operating expenditures, excluding depreciation, are planned at approximately $6.0 million, with approximately $2.0 million of that amount being reimbursed under the various Tonogold agreements, resulting in expected net operating expenses for 2021, of approximately $4.0 million.

During 2021, we expect to close the sale of the Silver Springs Properties for total proceeds of approximately $10.0 million. The related agreements, as amended, included $0.4 million of non-refundable deposits released to the Company from escrow. We will use a portion of the proceeds from the sale to pay Cash Commitment payments under the LINICO Stock Purchase Agreement. See Note 2, Investments and Divestitures, to our condensed consolidated financial statements.

Our 2021 plans also include updating the Dayton’s current resource estimate and continuing southerly into Spring Valley with incremental exploration programs that include recently completed geophysical surveys, surface exploration and definition drilling of targets identified by the geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing a new, SK-1300 compliant, mineral resource estimate.

Tonogold is currently permitting a drilling program for the Storey County exploration targets, including the leased mineral claims just north of the Lucerne area, and announced on September 8, 2020, the commencement of a fully funded drilling program, estimated at $7 million, in one of the most historically significant portions of the Comstock Lode. Tonogold's initial drilling will focus on the nearly two-mile mineralized strike length where most of the historical production was located, and some of the highest known gold and silver grades were encountered on the Comstock Lode and the Occidental Lode.

Our remaining 2021 plans include advancing the investment in and the commercialization of MCU’s mercury remediation processing technologies. We increased our funding of MCU-P to $2.0 million during the first quarter of 2021, and our ownership of MCU to 25% in addition to our 50% ownership of MCU-P, the first joint venture in the Philippines.

MCU-P has delivered its first international system to the Philippines and plans to commence reclamation operations in the first half of 2021. MCU-P will operate under a joint venture agreement with Clean Ore Solutions, a Philippine Company, for mercury extraction and remediation of Mount Diwalwal and the Naboc River, one of the most mercury polluted, gold mining regions in the world. This represents the first real international opportunity for large-scale mercury remediation and environmental reclamations, using MCU’s systems, with the objective of establishing MCU as a leader in mercury remediation projects and, in particular, contamination caused by artisanal and small-scale miners.

MCU will continue trial operations on the Comstock throughout 2021, at our American Flat processing facility, to validate and fine-tune the mercury extraction and remediation process, with the objective of reclaiming and remediating our existing properties within the CRMS, enhancing the values of, and evaluating the potential economic feasibility for, these properties and creating new global growth opportunities in mercury remediation by demonstrating MCU’s technological and operational effectiveness, efficiency, and feasibility.

We expect to exercise our $2.5 million Warrant and increase our investment in our LINICO lithium-ion battery recycling venture during the third quarter, resulting in a majority stake in LINICO and consolidating LINICO’s financial results into our consolidated financial statements.

We plan on expanding our assets to include the extraction and valorization of a portfolio of critical and inevitably scarce materials, with an initial preference for high cash throughput generators that complement our existing competencies and operations. We are evaluating several potential transactions and investment opportunities, the first of which we hope to close this during the second or third quarter of 2021.

Equity Raises

    For the three months ended March 31, 2021, we issued 423,842 shares of common stock through a registered equity issuance agreement with Leviston Resources LLC (the “2021 Equity Sales Agreement”), with gross proceeds of $2,020,000 at an average share price of $4.77, and 50,907 additional shares in payment of related fees, and 4.0 million shares of common stock through a direct offering to 37 investors (the “Equity Purchase Agreements”), with gross proceeds of $16.0 million at an average share price of $4.00, and net proceeds of $15,010,000 after placement agent fees and expenses.

For the three months ended March 31, 2021, we also issued 3.0 million shares of restricted common stock to purchase 6,250 shares of LINICO Series A Preferred, with a stated value of $6,250,000. See Note 2, Investments and Divestitures, to our condensed consolidated financial statements.

Comparative Financial Information

Our comparative financial information is reflected in the following table:

Three Months Ended:

	March 31, 2021	March 31, 2020	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	48,500	48,425	75
Total revenue	48,500	48,425	75

Mining	22,514	125,893	(103,379)
Real estate	49,172	13,596	35,576
Exploration and pre-development	71,704	136,721	(65,017)
Mine claims	(690,430)	122,070	(812,500)
Environmental and reclamation (Note 12)	(756,250)	26,798	(783,048)
General and administrative	954,032	845,228	108,804
Total costs and expenses	(349,258)	1,270,306	(1,619,564)

Income (loss) from operations	397,758	(1,221,881)	1,619,639

OTHER INCOME (EXPENSE)
Interest expense	(144,829)	(50,588)	(94,241)
Interest income	155,473	7,142	148,331
Other income (expense)	7,779,829	1,002,115	6,777,714
Other income (expense), net	7,790,473	958,669	6,831,804

NET INCOME (LOSS)	$8,188,231	$(263,212)	$8,451,443

We ceased processing material from our leach pad in December 2016, resulting in no mining revenues for the three months ended March 31, 2021 and 2020, respectively.

Real estate revenue for the three months ended March 31, 2021 increased $75 as compared to the same period in 2020, primarily related to an increase from the Daney Ranch lease signed September 1, 2020, partially offset by a decrease in rentals associated with our metallurgical labs and Gold Hill Hotel.

Real estate costs and expenses for the three months ended March 31, 2021 increased $35,576 as compared to the same period in 2020, substantially due to higher depreciation expense associated with the Gold Hill Hotel and Daney Ranch properties, which were classified as assets held for sale prior to September 2020.

Mining costs and expenses decreased by $103,379 for the three months ended March 31, 2021, as compared to the same period in 2020, as a result of certain assets becoming fully depreciated. These costs consist of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and pre-development costs and expenses decreased by $65,017 during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to higher Tonogold reimbursements and lower labor costs.

    Mine claims costs and expenses decreased by $812,500 during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to reimbursement of a Northern Comstock accelerated payment.

Environmental and reclamation costs and expenses decreased by $783,048 during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to the change in the estimated reclamation liability of $0.9 million, partially offset by a $0.1 million increase in accretion, both related to changes in the reclamation obligation estimate.

General and administrative expenses increased by $108,804 during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to higher professional service and directors' fees and performance-based stock compensation expense, partially offset by lower payroll and utilities costs.

Interest expense increased by $94,241 during the three months ended March 31, 2021, as compared to the same period in 2020, as a result of the early repayment of the Promissory Notes in March 2021, resulting in accelerated recognition of original issue discounts and no Tonogold reimbursements of interest expense in 2021, partially offset by reduced interest expense accruals resulting from the repayment of all debt on March 4, 2021.

Interest income increased by $148,331 during the three months ended March 31, 2021, as compared to the same period in 2020, as a result of interest accrued and accreted on notes receivable from Tonogold and MCU-P.

Other income of $7,779,829 for the three months ended March 31, 2021, primarily resulted from the change in estimated fair value of the derivative assets related to LINICO and MCU of $7.5 million, the increase in fair value of the Tonogold note receivable of $1 million and realized gains on sales of Tonogold common shares of $0.2 million, partially offset by unrealized losses on the value of Tonogold common shares of $0.9 million and other expenses of $0.1 million.

Other income of $1,002,115 for the three months ended March 31, 2020, resulted from a change in estimated fair value of the Tonogold contingent forward asset of $1.1 million, Tonogold reimbursement of Pelen acquisition costs of $0.2 million, and a gain on sale of mining claims of $0.1 million, partially offset by the change in value of Tonogold CPS of $0.3 million and other expenses of $0.1 million.

Net income was $8,188,231 for the three months ended March 31, 2021, as compared to a net loss of $263,212 for the same period in 2020. The $8,451,443 improvement in net income primarily resulted from an increase in estimated fair value of the derivative assets related to LINICO and MCU of $7.5 million and an increase in estimated fair value of the Tonogold note receivable of $1.0 million.

Liquidity and Capital Resources

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. Our current capital resources include cash and cash equivalents and other net working capital resources, planned sales of Tonogold securities, collection of the Note due on March 31, 2022 from Tonogold, and proceeds from the planned sale of the Silver Springs Properties.

We have had recurring net losses from operations and have an accumulated deficit of $212.8 million as of March 31, 2021. For the three months ended March 31, 2021, we generated net income of $8.2 million and used $2.2 million of cash in operating activities. As of March 31, 2021, we had cash and cash equivalents of $10.3 million and $28.9 million of other net working capital. At March 31, 2021, we hold 11,413,071 common shares of Tonogold and 109,000 common shares of Northern Vertex with a total fair value of $2.7 million, in addition to the $5.6 million face value Note, with full payment due on March 31, 2022.

At March 31, 2021, we have no debt obligations.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of Tonogold common shares, the repayment of the Tonogold Note and the planned sale of the Silver Springs Properties. These expected sources of funds are significantly in excess of cash expected to be used in operating activities and to fund the LINICO Cash Commitment payments. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. Based on the funding sources described above, management believes we will have sufficient funds to sustain our operations during the 12 months following the date of issuance of the condensed consolidated financial statements included herein, including payments required for the LINICO transactions.

On February 15, 2021, we filed a current report on Form 8-K regarding an investment in LINICO pursuant to the LINICO Stock Purchase Agreement and related transactions. See Note 2, Investments and Divestitures, to our condensed consolidated financial statements.

On March 2, 2021, we entered into equity purchase agreements to issue and sell 4.0 million shares of common stock at a price of $4.00 per share. The offering of the shares closed on March 4, 2021, resulting in net offering proceeds of $15.0 million. See Note 14, Equity, to our condensed consolidated financial statements.

On March 4 2021, we repaid $3.2 million, representing all amounts outstanding under the Promissory Notes, including principal, earned original issue discount and accrued interest expense. See Note 11, Long-Term Debt, to our condensed consolidated financial statements.

On March 4, 2021, we made an $812,500 payment to Northern Comstock representing, pursuant to the Northern Comstock operating agreement, a one-time acceleration of required capital contributions when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The entire $812,500 was reimbursed by Tonogold through an increase in the Tonogold Note due and payable on March 31, 2022. See Note 21, Related Party Transactions, to our condensed consolidated financial statements.

Net cash used in operating activities for the three months ended March 31, 2021, was $2.2 million as compared to $0.2 million for the comparable period in 2020. Our use of cash in the three months ended March 31, 2021 and 2020, was primarily related to general and administrative, exploration, mine claim costs and expenses, and environmental expenditures. The comparative increase in net cash used resulted from the accelerated payment to Northern Comstock, reductions in accrued liabilities and accounts payable, and increases in prepaid expenses and other assets

Net cash used in investing activities for the three months ended March 31, 2021, was $3.2 million, primarily for advances made to SSOF of $2.2 million, cash payments to LINICO of $1.5 million and increases in the MCU-P note receivable of $0.8 million, partially offset by cash proceeds from the MCU derivative asset settlement of $0.8 million and the sale of Tonogold common shares of $0.5 million.

Net cash provided by investing activities for the three months ended March 31, 2020, was $0.1 million, primarily from $0.1 million in proceeds from Tonogold for payments toward the purchase of Comstock LLC, $0.1 million in proceeds from the sale of mineral rights and properties and $0.1 million in deposits received related to the sale of the Sierra Springs Properties, partially offset by $0.2 million in deposits made toward the investment in MCU.

Net cash provided by financing activities for the three months ended March 31, 2021, was $13.3 million, primarily from net proceeds from the sale of common stock of $18.0 million, offset by principal payments on long term debt of approximately $3.5 million and common stock issuance costs of $1.0 million. Net cash provided by financing activities for the three months ended March 31, 2020, was $37,791, primarily from net proceeds from the sale of common stock of $242,621, partially offset by principal payments on long-term debt of $154,760 and common stock issuance costs of $50,070.

Future operating expenditures above management’s expectations, including exploration and pre-development expenditures in excess of planned proceeds from the Note, the sale of Tonogold securities and the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties held for sale, or declines in the share price of our common stock would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and could raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Interest Rate Risk – In March 2021, we repaid all outstanding long-term debt borrowings. Our risk associated with fluctuating interest expense is limited to other short-term obligations we may incur in the normal course of our operations.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Financial Officer concluded that, as of March 31, 2021, in conjunction with the implementation of additional reviews and resources, including matter experts associated with complex accounting, the Company's disclosure controls and procedures, including monitoring controls over the determination of the valuation of complex accounting transactions, were effective.

Officer Certifications

We have attached as an exhibit to this Quarterly Report the certification of our Principal Executive and Financial Officer, which is required in compliance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our mining and exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. We believe our operations are in compliance with applicable laws and regulations, in all material respects. We continuously make expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Comstock Residents Association

On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and Comstock Mining. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing. On March 8, 2021, the CRA filed a Petition for En Banc Reconsideration to the Nevada Supreme Court. On April 9, 2021, the Nevada Supreme Court responded to the petition by issuing an order denying en banc reconsideration, once again, in favor of Lyon County and Comstock Mining.

All other legal proceedings are disclosed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements

Item 1A. Risk Factors.

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020;

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2021, the Company issued 3,000,000 shares of unregistered common stock to LINICO in exchange for 6,250 shares of Series A Preferred.

On February 8, 2021, the Company entered into an equity purchase agreement (the “2021 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at the Company’s option, on terms deemed favorable to the Company, and paid a commitment fee of $250,000 representing 25,907 shares of registered and 25,000 shares of unregistered common stock. See Note 14, Equity, to our condensed consolidated financial statements.

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

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1#
Form of Restricted Stock Award Agreement (previously filed with the Securities and Exchange Commission on January 4, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 21501895) and incorporated herein by reference)

10.2#
Form of Performance Share Unit Award Agreement (previously filed with the Securities and Exchange Commission on January 5, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 21503753) and incorporated herein by reference)

10.3
Series A Preferred Stock Purchase Agreement, dated February 15, 2021 among Comstock Mining Inc., LINICO Corporation and Aqua Metals, Inc. (previously filed with the Securities and Exchange Commission on February 18, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21647588 and incorporated herein by reference)

10.4
Letter Agreement, dated February 22, 2021 between Comstock Mining Inc. and Noble Capital Markets, Inc. (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

10.5
Common Stock Purchase Agreement, dated March 2, 2021 (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.
# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

Date:	May 11, 2021	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)