Form 10-Q
period 2021-06-30
Comstock Mining Inc.
filed 2021-08-09
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
117 American Flat Road
Virginia City, NV
(Address of principal executive offices)

89440
(Zip Code)

(775) 847-5272
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at August 9, 2021, was 54,155,515.

Cautionary Notice Regarding Forward-Looking Statements

    Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future industry market conditions; future explorations or acquisitions; future changes in our exploration activities; future prices and sales of, and demand for, our products; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives; including the nature and timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities; including asset sales and associated costs; future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, taxes, earnings and growth.

    These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, mercury remediation, and, lithium, nickel and cobalt recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mercury remediation, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production; mercury remediation, metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; business opportunities that may be presented to, or pursued by, us; acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, nickel, cobalt, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market; inability to maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,752,548	$2,431,944
Restricted cash (Note 2)	500,000	—
Assets held for sale (Note 4)	6,328,338	6,328,338
Investments in equity securities (Notes 2 and 15)	1,449,147	3,979,723
Notes receivable and advances, net - current portion (Notes 3 and 15)	12,504,459	7,148,500
Derivative assets related to investments (Note 15)	7,530,000	265,127
Prepaid expenses and other current assets (Note 5)	945,683	681,078
Total current assets	34,010,175	20,834,710

Mineral rights and properties (Note 6)	6,638,394	6,597,644
Properties, plant and equipment, net (Note 6)	8,402,163	8,624,700
Reclamation bond deposit (Note 7)	2,695,811	2,695,704
Retirement obligation asset (Note 12)	—	57,963
Investments (Notes 2 and 15)	21,522,167	3,272,597
Notes receivable and advances, net (Note 3)	1,540,319	860,940
Intangible assets and goodwill (Note 2)	2,418,254	—
Other assets (Note 8)	126,613	179,304

TOTAL ASSETS	$77,353,896	$43,123,562

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$386,580	$313,772
Accrued expenses and other liabilities (Note 9)	353,672	534,947
Deposits (Notes 2 and 4)	1,011,291	419,266
Long-term debt, net - current portion (Note 11)	—	3,557,705
Total current liabilities	1,751,543	4,825,690

LONG-TERM LIABILITIES:
Long-term reclamation liability (Note 12)	5,284,699	6,054,919
Other liabilities (Note 10)	59,809	463,747
Total long-term liabilities	5,344,508	6,518,666

Total liabilities	7,096,051	11,344,356

COMMITMENTS AND CONTINGENCIES (Notes 2 and 13)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock ,$.000666 par value, 158,000,000 shares authorized, 46,455,515 and 34,980,766 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	30,579	22,937
Additional paid-in capital	289,319,095	252,715,337
Accumulated deficit	(219,091,829)	(220,959,068)

Total equity	70,257,845	31,779,206

TOTAL LIABILITIES AND EQUITY	$77,353,896	$43,123,562

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Revenue - mining	$—	$—	$—	$—
Revenue - real estate	54,625	48,375	103,125	96,800
Total revenues	54,625	48,375	103,125	96,800

COSTS AND EXPENSES
Mining	22,514	47,332	45,028	173,225
Real estate	49,410	15,320	98,582	28,916
Exploration and pre-development	278,597	151,666	350,301	288,387
Mine claims	156,703	122,069	(533,727)	244,139
Environmental and reclamation (Note 12)	257,792	30,972	(498,458)	57,770
General and administrative	999,326	891,953	1,953,358	1,737,181
Total costs and expenses	1,764,342	1,259,312	1,415,084	2,529,618

LOSS FROM OPERATIONS	(1,709,717)	(1,210,937)	(1,311,959)	(2,432,818)

OTHER INCOME (EXPENSE)
Interest expense	253	(91,656)	(144,576)	(142,244)
Interest income	231,496	180,230	386,969	187,372
Other income (expense) (Note 17)	(4,843,024)	2,398,349	2,936,805	3,400,464
Total other income (expense), net	(4,611,275)	2,486,923	3,179,198	3,445,592

NET INCOME (LOSS)	$(6,320,992)	$1,275,986	$1,867,239	$1,012,774

Basic income (loss) per common share:
Net income (loss) per share	$(0.15)	$0.05	$0.05	$0.04
Weighted average common shares outstanding	43,114,856	28,253,242	40,442,281	27,758,899

Diluted income (loss) per common share:
Net income (loss) per share	$(0.15)	$0.05	$0.05	$0.04
Weighted average common shares outstanding	43,114,856	28,264,472	40,511,927	27,764,514

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest in Subsidiary
	Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2020	27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock	638,511	425	242,196	—	—	242,621
Common stock issuance costs	—	—	(50,070)	—	—	(50,070)
Initial value of contingent forward	—	—	1,232,952	—	—	1,232,952
Sale of membership interests in Comstock Mining LLC	—	—	100,000	—	—	100,000
Net Loss	—	—	—	(263,212)	—	(263,212)
BALANCE - March 31, 2020	27,875,000	$18,564	$260,620,230	$(236,153,484)	$269,541	$24,754,851

Investment in Mercury Clean Up LLC	625,000	416	314,271	—	—	314,687
Director compensation	315,000	210	176,190	—	—	176,400
Investment in Pelen LLC	—	—	585,000	—	—	585,000
Employee share-based compensation	—	—	27,849	—	—	27,849
Sale of membership interests in Comstock Mining LLC	—	—	475,384	—	24,616	500,000
Net Income	—	—	—	1,275,986	—	1,275,986
BALANCE - June 30, 2020	28,815,000	$19,190	$262,198,924	$(234,877,498)	$294,157	$27,634,773

BALANCE - January 1, 2021	34,980,766	$22,937	$252,715,337	$(220,959,068)	$—	$31,779,206

Investment in LINICO Corporation	3,000,000	1,998	6,748,002	—	—	6,750,000
Issuance of common stock	4,423,842	2,946	18,017,054	—	—	18,020,000
Issuance of common stock for stock issuance costs	50,907	34	249,968	—	—	250,002
Common stock issuance costs	—	—	(1,248,002)	—	—	(1,248,002)
Employee and director share-based compensation	—	—	97,010	—	—	97,010
Repurchase of employee stock options	—	—	(194,581)	—	—	(194,581)
Net income	—	—	—	8,188,231	—	8,188,231
BALANCE - March 31, 2021	42,455,515	$27,915	$276,384,788	$(212,770,837)	$—	$63,641,866

Acquisition of RPS	1,000,000	666	2,394,322			2,394,988
Investment in GenMat	3,000,000	1,998	10,528,002			10,530,000
Employee and director share-based compensation	—	—	104,958			104,958
Repurchase of employee stock options	—	—	(27,975)			(27,975)
Common stock issuance costs	—	—	(65,000)			(65,000)
Net loss	—	—	—	(6,320,992)	—	(6,320,992)
BALANCE - June 30, 2021	46,455,515	$30,579	$289,319,095	$(219,091,829)	$—	$70,257,845

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$1,867,239	$1,012,774
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and depletion	229,537	315,670
Accretion (reduction) of reclamation liability	(712,257)	10,355
Amortization (recovery) of discount on MCU Philippines, Inc. note receivable	(48,716)	—
Gain on sale of mining claims	—	(100,000)
Amortization of debt discounts and issuance costs	(45,791)	83,749
Employee and director share-based compensation	201,968	204,249
Changes in fair value of derivative assets	(4,997,250)	(1,576,093)
Unrealized (gain) loss on investments in securities	1,931,801	(1,335,929)
Loss from equity method investments	190,767	—
Realized gain on sale of Tonogold Resources, Inc. common shares	(104,120)	(23,740)
Non-cash Tonogold reimbursements and fees	(1,175,000)	—
Change in fair value of Tonogold Resources, Inc. note receivable	427,500	—
Other	(107)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(134,275)	(213,664)
Other assets	52,746	—
Accounts payable	38,927	166,336
Accrued expenses, other liabilities and deposits	(1,049,688)	1,068,458
NET CASH USED IN OPERATING ACTIVITIES	(3,326,719)	(387,835)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	144	276
Proceeds from sale of mineral rights and properties, plant and equipment	—	100,000
Proceeds from Tonogold Resources, Inc. related to Comstock Mining LLC	—	600,000
Proceeds from sale of Tonogold Resources, Inc. common shares	902,895	43,013
Deposits received on the sale of properties to Sierra Springs Opportunity Fund, Inc.	—	100,000
Purchase of mineral rights, properties, plant and equipment	(47,750)	(11,000)
Advance to Sierra Springs Opportunity Fund, Inc.	(2,735,000)	(140,000)
Cash Commitment Payments to LINICO Corporation	(2,000,000)	—
Loan to Plain Sight Innovations LLC	(835,000)	—
Investment in Quantum Generative Materials LLC	(2,000,000)	—
Non-refundable loan advance to LP Biosciences LLC	(326,258)	—
Cash acquired from acquisition of RPS	24,385	—
Proceeds from Mercury Clean Up, LLC derivative asset settlement	762,377	—
Addition to MCU Philippines, Inc. note receivable	(820,000)
Payment and deposits for MCU Philippines, Inc. and Mercury Clean Up, LLC investments	(1,000)	(250,000)
Investment in Pelen LLC	—	(17,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,075,207)	424,789
FINANCING ACTIVITIES:
Principal payments on debt	(3,511,914)	(277,151)
Proceeds from issuance of common stock	18,020,000	242,621
Cash common stock issuance costs	(1,063,000)	(50,070)
Repurchase of employee stock options	(222,556)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,222,530	(84,600)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,820,604	(47,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,431,944	1,015,857
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$5,252,548	$968,211

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for stock issuance costs	$250,002	$—
Issuance of common shares for investment in LINICO Corporation	$6,250,000	$—
Issuance of common stock for LINICO Corporation derivative asset	$500,000	$—
Issuance of common shares for investment in Quantum Generative Materials LLC	$10,000,000	$—
Issuance of common stock for Quantum Generative Materials LLC derivative asset	$530,000	$—
Issuance of common shares for acquisition of Renewable Process Solutions Inc.	$3,600,182	$—
Increase in Tonogold note receivable in exchange for future non-cash reimbursements	$1,000,000	$—
Issuance of common shares for Mercury Clean Up, LLC make whole liability	$—	$314,687
Issuance of common shares for Pelen, LLC membership interest	$—	$585,000

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2021 and 2020
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Comstock Mining Inc. is an emerging leader in the sustainable extraction, valorization, and production of innovation-based, clean, renewable natural resources, with a focus on high-value, cash-generating, strategic minerals and materials that are essential to meeting the rapidly increasing global demand for clean energy, carbon-neutrality, and natural products. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts, is an emerging leader in sustainable, responsible mining and processing, and is currently commercializing environment-enhancing, material science-based technologies, products, and processes for precious and strategic minerals and materials recovery, including mercury remediation, lithium-ion battery materials recycling, and other natural resource renewal initiatives.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Mining Inc. and its wholly-owned subsidiaries, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, Downtown Silver Springs LLC ("DTSS"), Renewable Process Solutions, Inc. (“RPS”) since its acquisition in June 2021, and, prior to its sale in September 2020, Comstock Mining LLC. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019. As used in the notes to the condensed consolidated financial statements, we refer to Comstock Mining Inc., and its wholly-owned subsidiaries as "Comstock," "Company," "we," “us,” or "our."

Operating results for the three and six months ended June 30, 2021 may not be indicative of the results expected for the full year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2021, and our results of operations, cash flows, and changes in equity for the three and six months ended June 30, 2021 and 2020. We currently estimate our annual effective income tax rate to be 0%. Our effective tax rate differs from the federal rate of 21% primarily due to recording a full valuation allowance.

Variable Interest Entities

A variable interest entity (“VIE”) refers to a legal business structure in which an investor has a controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could potentially be significant to the VIE.

We have investments in Quantum Generative Materials LLC (“GenMat”), LINICO Corporation (“LINICO”), and Sierra Springs Opportunity Fund, Inc. (“SSOF”), which we have determined to be VIEs. We also have determined that we do not have a controlling interest in any of these companies, as we do not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not included in our condensed consolidated financial statements.

Liquidity and Capital Resources

The condensed consolidated financial statements are prepared on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have had recurring losses from operations and have an accumulated deficit of $219.1 million as of June 30, 2021. As of June 30, 2021, we have cash and cash equivalents and restricted cash of $5.3 million, including restricted cash of $0.5 million and $27.0 million of other net working capital. During the next 12 months, management expects cash on hand, proceeds from planned sales of Tonogold Resources, Inc. ("Tonogold") common shares, collection of a convertible note receivable (the "Note") from Tonogold due on March 31, 2022, and the planned sale of our Silver Springs properties ("Silver Springs Properties") to Sierra Springs Enterprises, Inc. ("SSE") to be sufficient to pay our obligations that are due over the next 12 months from the issuance date of these condensed consolidated financial statements. However, the timing of expected receipts and disbursements may require the Company to raise financing. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the useful lives and valuation of properties, plant and equipment, carrying values of assets held for sale and, mineral rights, deferred tax assets, derivative assets and liabilities, the Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS") redeemed in 2020, notes receivable accounted for at fair value or amortized cost, discount rates on non-interest bearing notes receivable, reclamation liabilities, stock-based compensation, and contingent liabilities.

Business Combinations

We apply the acquisition method of accounting for business combinations to all acquisitions where we gain a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, we a) recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and c) disclose the nature and financial effects of the business combination. Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets, including intangible assets, acquired and liabilities assumed with corresponding offsets to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation ("FDIC") insured limits.

Restricted cash as of June 30, 2021 consists of a $500,000 escrow account with MANA Corporation (“MANA”) related to an expected transaction and related loan (Notes 2 and 22).

Investments

Investments in Debt and Equity

From time to time, we hold investments in the form of debt securities and other instruments, and equity securities.

Investments in debt are classified as trading, available for sale or held to maturity, in certain cases electing the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At June 30, 2021, we are the holder of one debt security, the Note. In addition, we hold other debt instruments due from third parties, including a secured note receivable from MCU Philippines, Inc. ("MCU-P") and a secured note receivable from Plain Sight Innovations LLC ("PSI"). We have elected the fair value option for the Note with unrealized gains and losses resulting from changes in fair value recognized in current earnings at the end of each reporting period. The MCU-P note receivable, which is secured by all MCU-P equipment, and the PSI note receivable, which is secured by substantially all PSI assets, are classified as held to maturity and accounted for at amortized cost less impairment. At the end of each reporting period, we consider whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss (Note 2).

Investments in equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, we may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, we reassess whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment. At the end of each reporting period, we also consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings. At June 30, 2021, we hold three investments in equity securities, which include both Tonogold and Northern Vertex Mining Corp. ("Northern Vertex") common stock, that have readily determinable fair values for which unrealized gains or losses resulting from changes in fair value are recognized in current earnings, and SSOF common stock that does not have a readily determinable fair values and, accordingly, is accounted for at cost less impairment (Note 2).

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

Intangible Assets and Goodwill

Purchased Intangible Assets

Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. We expense the cost of modifying and updating purchased intangible assets in the period such costs are incurred. We amortize our purchased intangible assets on a straight-line basis, generally over lives of 3-10 years.

Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of December 31.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established for us by various government agencies and contractual obligations with lessors. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time, and revisions to the estimates of either the timing or amount of reclamation and abandonment costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site and processing facility. Separately, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance. We estimate the fair value of certain stock-based compensation (e.g., options) using the Black-Scholes model, which requires the input of various subjective assumptions. These assumptions include estimating the length of time recipients will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term

(“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation. We recognize forfeitures of unvested common stock, performance shares and stock option grants as they occur.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-06–Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including condensed periods within those fiscal years and with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

COVID-19

For more than a year in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state.

On July 27, 2021, Nevada Governor Steve Sisolak signed Emergency Directive 047. This directive requires people in areas with substantial or high COVID-19 transmission to wear a face covering while in public indoor locations. Currently, 12 of Nevada’s 17 counties meet this threshold: Carson, Churchill, Clark, Douglas, Elko, Esmeralda, Lincoln, Lyon, Mineral, Nye, Washoe and White Pine. This mandate went into effect on Friday, July 30, 2021.

We are operating in alignment with these guidelines for limiting the spread of COVID-19 and continue prioritizing the health of our employees, partners and suppliers. This includes the continuation of remote working for certain at-risk professionals and heightened monitoring of illness indicators.

2. Acquisitions, Investments and Divestiture

Acquisition of Renewable Process Solutions Inc.

On June 18, 2021, Comstock acquired 100% of the capital stock and voting shares of RPS, an advanced process engineering and renewable technology development company, in exchange for 1,000,000 restricted shares of our common stock, which are subject to lockup provisions with limitations on sale over a four-year and six-month period with a fair value of $2.4 million including the assumption of $0.1 million in liabilities.

We identified RPS in discussions with our current and prospective investment companies, and acquired RPS to build our critical core competencies in advanced process engineering and renewable technology development necessary to facilitate our participation in the development and growth of these companies. For the six months ended June 30, 2021, RPS revenue and net income were $111,285 and $98,184, respectively, compared to no revenue and a loss of $22,699 for the same period of the prior year.

Based upon our initial assessment, the excess purchase price over the fair value of the net assets acquired is $2.3 million which has been allocated to intangible assets and goodwill on the condensed consolidated balance sheet as of June 30, 2021. However, the overall allocation of purchase price is preliminary and subject to change.

Investments

Our investments include equity method investments in the companies shown below, one cost less impairment investment shown below, and financial instruments associated with these and other transactions.

At June 30, 2021 and December 31, 2020, non-current investments included:

	June 30, 2021		December 31, 2020
	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$12,000,000	37.50%	$—	—%
LINICO Corporation	6,103,990	48.78%	—	—%
Mercury Clean Up, LLC	2,000,616	25.0%	2,010,113	15.0%
MCU Philippines, Inc.	507,788	50.0%	323,770	50.0%
Pelen Limited Liability Company	574,773	25.0%	603,714	25.0%
Total equity method investments	$21,187,167		$2,937,597
Sierra Springs Opportunity Fund, Inc.	335,000		335,000
Total Investments	$21,522,167		$3,272,597

Selected financial information for LINICO as of and for the three months ended March 31, 2021 included total assets of $16.9 million, current assets of $14.6 million, total and current liabilities of $9.1 million, equity of $7.8 million, no revenue, and a net loss of $0.3 million.

Quantum Generative Materials LLC

On June 24, 2021, Comstock invested in the equity of GenMat, a developer of quantum computing technologies with the goal of accelerating material science discovery and development and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harnesses emerging quantum computing technologies and develop breakthrough new materials for use in our strategically aligned, high-impact fields of interest, including global mining, battery recycling, and carbon capture.

At closing, we received 465,000 membership units and committed $15.0 million in cash and stock for the initial seed investment and an additional $35.0 million based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. As of June 30, 2021, we have paid $2.0 million in cash toward the $5.0 million in scheduled cash purchase payments, and issued 3.0 million restricted shares of our common stock toward the $10.0 million required stock purchase price, for the $15.0 million initial funding. As of and for the three months ended June 30, 2021, we recognized the $360,000 excess of the fair value of the 3.0 million shares over the $10.0 million required stock purchase price as other income in the condensed consolidated statements of operations, and as an increase in the GenMat derivative asset on the condensed consolidated balance sheets (Note 15).

As of closing and June 30, 2021, we hold 48.19% of GenMat membership units and 37.5% of voting membership units, and our chief executive officer is a member and chairman of the GenMat management committee.

LINICO Corporation

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (“LINICO Stock Purchase Agreement”).

Pursuant to the LINICO Stock Purchase Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3.0 million shares of our restricted common stock (“CMI Stock”) in payment of the purchase price. The CMI stock had a fair value of $6,750,000, of which $6,250,000 was allocated to the investment in shares of LINICO and $500,000 was allocated to the derivative asset related to LINICO on the condensed consolidated balance sheets (Note 15). The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we own 45.45% of LINICO fully diluted shares and 47.78% of voting shares. Our chief executive officer is a member and the Chairman of the LINICO board of directors. Judd Merrill, one of our directors, is chief financial officer of AQMS.

Under the LINICO Stock Purchase Agreement, we also agreed to make $4.5 million in cash payments to LINICO (“Cash Commitment”), payable in a series of installments between February 26, 2021 and September 30, 2021. At June 30, 2021, $2.0 million was paid and recognized as an adjustment to the derivative asset related to LINICO on the condensed consolidated balance sheets (Note 15).

Pursuant to the LINICO Stock Purchase Agreement, the Company and LINICO entered into a warrant agreement (“Warrant”) wherein we have the right to purchase 2,500 additional shares of Series A Preferred for a total exercise amount of $2.5 million. The Series A Preferred received by us pursuant to exercise of the Warrant may be converted into shares of LINICO common stock at a conversion price of (i) $1.25, if exercised on or before February 15, 2022, or (ii) $2.00, if exercised after February 15, 2022.

Pursuant to the terms of an industrial lease between LINICO and AQMS entered into on February 15, 2021 (“LINICO Lease Agreement”), if LINICO elects not to exercise its option to purchase from AQMS land, buildings and related improvements, initially leased by AQMS to LINICO, for (i) $14,250,000, if the purchase is made on or before October 1, 2022 or (ii) $15,250,000, if the purchase is made after October 1, 2022, we can assume the purchase option.

The LINICO Lease Agreement requires LINICO to make an initial deposit by October 15, 2021 in an amount equal to $1,250,000, and an additional deposit (“Additional Deposit”) by November 1, 2022, in an amount equal to $2,000,000, to be credited towards the purchase price of the facility. The LINICO Stock Purchase Agreement grants us the option to fund the Additional Deposit with shares of our common stock (in no event will we issue shares to LINICO pursuant to the LINICO Stock Purchase Agreement that exceed 19.9% of our total issued and outstanding common shares as of February 15, 2021).

Mercury Clean Up, LLC

The Mercury Remediation Pilot, Investment and Joint Venture Agreement ("MCU Agreement") contains a provision whereby we are required to issue additional shares of our common stock for a make whole difference between the value of the 900,000 previously issued shares of our common stock received by MCU and our required stock-based investment of $850,000. In May 2020, we issued to MCU 650,000 additional shares of our common stock to reduce the make whole difference. During January and February 2021, MCU sold the 625,000 common shares for net proceeds of $1,147,185, resulting in a $762,377 excess contribution, which was paid to us in February 2021 (Note 15).

MCU Philippines, Inc.

On December 4, 2020, we formalized a non-interest-bearing note receivable from MCU-P that had a fair value based on the discounted present value of future payments of $855,866, which was comprised of the $1,180,000 face amount less implied interest of $324,134, which was recognized as consideration for our December 4, 2020 investment in MCU-P. As of December 31, 2020, the net balance of the note receivable was $860,940. On March 5, 2021, we loaned an additional $820,000 to MCU-P, increasing the face value of the non-interest-bearing note receivable to $2,000,000. Implied interest of $189,337 for the additional loan increased the value of our investment in MCU-P to $513,107. The discounted present value was calculated using a rate of 7.1%, which is based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. The additional loan amount resulted in our ownership interest in MCU increasing from 15% to 25%. As of June 30, 2021, the net balance of the note receivable is $1,540,319 which is recorded on the condensed consolidated balance sheets in notes receivable and advances, net. The note receivable matures on December 31, 2024.

Sierra Springs Opportunity Fund, Inc.

During 2019, Comstock invested $335,000 into a qualified opportunity zone fund, SSOF, which owns SSE, a qualified opportunity zone business. We expect to own approximately 9% of SSOF upon issuance by SSOF of all 75.0 million authorized shares to investors. As of June 30, 2021, our $335,000 investment in SSOF and 6.7 million voting shares represent 12.0% of the total as converted SSOF common shares and the $0.5 million investment and 9.2 million voting shares of our chief executive officer and two of our directors represent 16.4% of the total as converted SSOF common shares. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE.

At June 30, 2021, Comstock’s $335,000 investment in SSOF is recorded on the condensed consolidated balance sheets as a non-current investment asset. The investment is accounted for at cost less impairment. Management has identified no events or changes in circumstances that have a significant adverse effect on the carrying value of the investment.

For the three and six months ended June 30, 2021, we advanced SSOF an additional $0.6 million and $2.7 million respectively, increasing total advances to $4.4 million, to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid during 2021, upon the sale of our Silver Springs Properties to SSE (Note 4). The $4.4 million of advances are recorded on the condensed consolidated balance sheets at June 30, 2021 in notes receivable and advances, net.

Plain Sight Innovations LLC Loan

On April 1, 2021, we made a loan to PSI pursuant to a secured promissory note with a face value of $750,000 ("PSI Note"). The PSI Note principal, together with interest at the rate of 12% per annum, is due and payable on September 30, 2021, and is secured by substantially all of the assets of PSI. We are currently collaborating with PSI on a number of material science advancements associated with lithium-ion battery storing, crushing, and black mass processing, and other areas of interest. On May 17, 2021, we increased the loan by $85,000 to $835,000 to fund an additional PSI intellectual property development.

MANA Corporation and LP Biosciences LLC

In June 2021, we placed $500,000 in an escrow account with MANA, and made a $326,258 non-refundable advance to LP Biosciences LLC ("LPB") to fund certain costs associated with a prospective transaction and related financing. The escrow balance and advance are included in restricted cash and prepaid expenses and other current assets, respectively, on our condensed consolidated balance sheets as of June 30, 2021.

Divestiture

Sale of Comstock Mining LLC

In connection with the September 2020 sale of the membership interests of Comstock Mining LLC, there are three agreements between the Company and Tonogold: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for our American Flat processing facility.

Tonogold Reimbursements

Under the three Tonogold agreements, Tonogold is required to reimburse payments made by Comstock including but not limited to all costs associated with owning the properties, lease and option payments, and interest expense. For the three and six months ended June 30, 2021, total reimbursements and lease income were $0.5 million and $1.8 million, respectively. For the three and six months ended June 30, 2020, total reimbursements and lease income were $0.5 million and $1.2 million, respectively. Reimbursements for the six months ended June 30, 2021 include the $812,500 reimbursement of the Northern Comstock accelerated payment, added to the Note principal balance in March 2021, and $0.4 million of additional reimbursements associated with the $1.0 million added to the Note principal balance in June 2021. As of June 30, 2021, the remaining $0.6 million to be applied to future Tonogold reimbursements is recorded to deposits liabilities on the condensed consolidated balance sheets.

Tonogold Note Receivable

The consideration received for Tonogold's acquisition of Comstock Mining LLC in 2020 included the Note. The Note had an initial principal balance of $5,475,000 when the Note was issued on March 20, 2020. The outstanding principal balance was

$4,475,000 when the purchase agreement closed on September 8, 2020. The Note included the following features: 1) conversion feature allowing us, at our sole option, to elect payment in Tonogold common shares upon an event of default or upon a partial or whole prepayment by Tonogold; 2) change of control redemption right allowing us to redeem the Note in cash at a 125% premium; 3) event of default redemption right allowing us the right to elect redemption of the Note in cash at a 118% premium; and 4) an option for us to extend the maturity date if an event of default has occurred or is expected to occur or a fundamental transaction (as defined in the Note) has been announced but not yet closed.

On March 3, 2021, we made a $812,500 accelerated payment to Northern Comstock LLC (“Northern Comstock”) pursuant to the Northern Comstock operating agreement (Note 21). Primarily as a result of the Northern Comstock accelerated payment, the Note was amended in March 2021, which included: 1) adding $812,500 for Tonogold’s Northern Comstock accelerated payment reimbursement obligation and an amendment fee of $262,500 to the principal amount of the Note, increasing the principal amount to $5,550,000 (Note 15).

The Note was further amended in June 2021, to add $1.0 million for certain Tonogold, Northern Comstock and other reimbursement obligations and an amendment fee of $100,000 to the principal amount of the Note, increasing the principal amount to $6,650,000. As of and for the three months ended June 30, 2021, due and payable reimbursement obligations were credited to mining claims costs and expenses, the amendment fees were credited to other income in the condensed consolidated statements of operations, and reimbursement obligations not yet due and payable were credited to deposits liability on the condensed consolidated balance sheets.

The Note has an interest rate of 12% per annum, with interest payable monthly. The outstanding principal balance is due on March 31, 2022, unless extended by us. The fair value of the Note on June 30, 2021 and December 31, 2020 was $7.2 million and $5.5 million, respectively. For the three and six months ended June 30, 2021, we recognized other expense of $1.2 million and $0.4 million respectively, for the change in fair value of the Note in the condensed consolidated statements of operations (Notes 3, 15 and 17).

Tonogold Common Shares

At June 30, 2021 and December 31, 2020, we held 9.5 million and 13.1 million Tonogold common shares with fair values of $1.4 million and $3.9 million, respectively. During the three and six months ended June 30, 2021, we sold 1,944,658 shares and 3,663,447 shares, respectively, for proceeds of $0.2 million and $0.9 million, respectively, and recognized a loss and gain on sale of common shares of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2021, we recognized unrealized losses on the change in fair value of the common shares of $1.0 million and $1.9 million, respectively (Note 15).

3. Notes Receivable and Advances, Net

Notes receivable and advances, net at June 30, 2021 and December 31, 2020 include:

	June 30, 2021	December 31, 2020
Tonogold note receivable, face value	$6,650,000	$4,475,000
Unrealized gain	596,000	1,023,500
Tonogold note receivable, fair value (Notes 2 and 15)	7,246,000	5,498,500
Plain Sight Innovations LLC note receivable face value (Note 2)	835,000	—
SSOF advances receivable (Note 2)	4,385,000	1,650,000
Other note receivable	38,459	—
Total notes receivable and advances, net - current portion	12,504,459	7,148,500
MCU-P note receivable, face value	2,000,000	1,180,000
Unamortized discount for implied interest	(459,681)	(319,060)
MCU-P note receivable - non-current (Note 2)	1,540,319	860,940
Total notes receivable and advances, net	$14,044,778	$8,009,440

4. Assets Held for Sale

We previously committed to a plan to sell certain land, buildings, and water rights. As of June 30, 2021 and December 31, 2020, we had assets, with a value of $6.3 million, that met the criteria to be classified as assets held for sale.

Assets held for sale at June 30, 2021 and December 31, 2020 include:

	June 30, 2021	December 31, 2020
Silver Springs Properties:
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Total assets held for sale	$6,328,338	$6,328,338

We entered into agreements to sell the two Silver Springs Properties to SSE, a subsidiary of SSOF on September 26, 2019, as amended (Note 2). The agreements, as amended, include the sale of 98 acres of industrial land and senior water rights for $6.5 million, and 160 acres of commercial land along with its rights in the membership interests in DTSS for $3.6 million. During 2020 and 2019, we received $0.1 million and $0.3 million, respectively, in escrowed deposits from SSE for the sale of these assets and expect the sales to close in 2021. Total deposits of $0.4 million are included in deposits liability on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Land and property deposits	$—	$12,600
Surety bond and insurance	182,548	139,527
Stock sales proceeds receivable	—	200,000
Pelen option	100,000	100,000
LPB non-refundable advance	326,258	—
Other	336,877	228,951
Total prepaid expenses and other current assets	$945,683	$681,078

On December 16, 2020, we entered into a securities purchase agreement with Wingfield Tono, LP (“Wingfield”), and agreed to sell 15,666,667 Tonogold common shares at $0.33 per share in three closings. On December 23, 2020, we transferred 3,333,333 Tonogold common shares to Wingfield for total proceeds of $1.1 million. As of June 30, 2021 and December 31, 2020, we had received $0.9 million in connection with the securities purchase agreement. On April 13, 2021, Wingfield returned 606,601 of the Tonogold common shares previously transferred under the Wingfield securities purchase agreement. The return of the shares eliminated a $200,000 receivable from Wingfield and terminated the securities purchase agreement.

On September 1, 2020, we paid $100,000 for a one-year option to purchase the remaining 75% of the membership interests of Pelen not owned by the Company for a purchase price of $3,750,000.

On June 8, 2021, we made a $326,258 non-refundable advance to LPB to fund certain costs associated with a prospective transaction and related financing.

6. Mineral Rights and Properties and Properties, Plant and Equipment, Net

Mineral Rights and Properties

Mineral rights and properties at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Dayton resource area	$2,971,838	$2,971,838
Spring Valley area	1,630,332	1,630,332
Oest area	307,522	307,522
Occidental area	1,002,172	1,002,172
Northern extension	157,205	157,205
Northern targets	161,920	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
	$6,638,394	$6,597,644

These mineral rights and properties are segmented based on our identified resource areas and exploration targets. During the three and six months ended June 30, 2021 and 2020, we did not recognize related depletion expense as none of the properties are in production.

On January 17, 2021, we acquired two patented lode mining claims. The two patents, totaling approximately 34 acres, are located at the north end of the Occidental trend in Storey County, Nevada. The claims were purchased for a total of $40,750, with no royalty.

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

Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Land and buildings leased to others
Daney Ranch	$2,261,263	$2,261,263
Gold Hill Hotel	753,272	753,272
Other real estate	314,526	314,526
Less accumulated depreciation	(1,277,724)	(1,196,426)
Total, net	2,051,337	2,132,635

Property, plant, and equipment for mineral processing
American Flat land and buildings	6,500,817	6,500,817
Crushing, processing, and refining plant and equipment	21,113,178	21,113,178
Less accumulated depreciation	(22,050,015)	(21,943,657)
Total, net	5,563,980	5,670,338

Other property and equipment
Comstock corporate campus	1,549,453	1,549,453
Vehicle and equipment	2,267,916	2,267,916
Furniture and fixtures	556,860	549,860
Less accumulated depreciation	(3,587,383)	(3,545,502)
Total, net	786,846	821,727

Total properties, plant and equipment, net	$8,402,163	$8,624,700

During the three and six months ended June 30, 2021, we recognized depreciation expense of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2020, we recognized depreciation expense of $0.1 million and $0.3 million, respectively.

7. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that, after the completion of such mining projects, the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, we have a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of June 30, 2021. In addition, we have a $0.5 million surety bond with Storey County, Nevada related to mine reclamation as of June 30, 2021. As part of the surety agreement, we agreed to pay a 2% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at June 30, 2021 and December 31, 2020.

The reclamation bond deposit at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Lexon surety bond cash collateral	$2,588,875	$2,588,768
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,695,811	$2,695,704

The total cash collateral is a component of the reclamation bond deposit on the condensed consolidated balance sheets and, at June 30, 2021 and December 31, 2020 includes earned income of $88,876 and $88,768, respectively, which has been left on deposit at BNY Mellon.

8. Other Assets

Other assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Other long-term receivables and prepaid expenses	$102,259	$154,950
Long-term deposits	24,354	24,354
	$126,613	$179,304

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accrued Northern Comstock LLC contributions, net	—	180,833
Accrued payroll costs	187,343	153,615
Accrued board of directors' fees	—	60,000
Accrued vendor liabilities	96,613	136,499
Other accrued expenses	69,716	4,000
Total accrued expenses and other liabilities	$353,672	$534,947

Our newly acquired subsidiary, RPS, received a $56,300 Economic Injury Disaster Loan from the Small Business Administration on November 30, 2020. The loan was a part of liabilities assumed in the RPS acquisition.

10. Leases

Lease Expense

We have an operating lease, as lessee, with the Sutro Tunnel Company, as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases each November of $25 per month, which began in 2020. The operating lease is sub-leased to Gold Hill Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease.

For the three and six months ended June 30, 2021, the fixed operating lease expense was $2,525 and $5,049, respectively, with 7.26 years remaining on the lease at June 30, 2021.

We have the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	June 30, 2021	December 31, 2020
Operating lease right-of-use asset	Other assets	$49,145	$51,294

Operating lease liability - current	Accrued expenses and other liabilities	$4,008	$3,650
Operating lease liability - long-term	Other liabilities	47,682	49,791
Total operating lease liabilities		$51,690	$53,441

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

Remainder of 2021	$4,700
2022	9,650
2023	9,950
2024	10,250
2025	10,550
Thereafter	31,500
Total operating lease payments	76,600
Less: Imputed interest	(24,910)
Present value of lease liabilities	$51,690

Lease Income

Real estate revenue from operating leases on our land and buildings leased to others (Note 6) recorded on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Daney Ranch	$27,000	$—	$54,000	$—
Gold Hill Hotel	13,575	24,000	20,150	48,000
Lab and office space	—	7,500	—	15,000
Land	4,500	4,500	9,000	9,000
All other residential	9,550	12,375	19,975	24,800
Total real estate revenue from operating leases	$54,625	$48,375	$103,125	$96,800

Maturities of lease payments for operating leases on our land and buildings leased to others are as follows:

Remainder of 2021	$100,650
2022	180,025
2023	166,325
2024	22,725
Thereafter	—
Total Minimum Lease Income	$469,725

On February 1, 2021, we signed a lease, as lessor, with Gold Hill Management LLC to lease the Gold Hill Hotel. The lease term began on April 1, 2021 and ends on March 31, 2024. The agreement includes the payment of $19,500 in previously deferred rent from the previous month to month tenant, Crown Point Management LLC. The rent is $4,525 per month for the first year, inclusive of real estate taxes, increasing to $6,050 per month for the second year, and $7,575 per month for the third year. At the end of the three-year term, the tenant may renew the lease for up to two additional five-year periods, at a rate of $8,000 per month. The options to extend are not included in the lease payments to be received on an annual basis in the above table.

11. Long-Term Debt

Long-term debt at June 30, 2021 and December 31, 2020 consisted of the following:

Note Description	June 30, 2021	December 31, 2020
Georges Trust Unsecured Promissory Notes - 12% interest, due September 2021	$—	$1,389,014
Concorde Trust Unsecured Promissory Note - 12% interest, due 2021	—	683,263
Bean Trust Unsecured Promissory Note - 12% interest, due 2021	—	290,386
GHF Inc Unsecured Promissory Note - 12% interest, due September 2021	—	916,712
Note Payable (Caterpillar Financial Services) - 5.7% interest	—	404,373
Total debt	—	3,683,748
Less: debt discounts and issuance costs	—	(126,043)
Total debt, net of discounts and issuance costs	—	3,557,705
Less: current maturities	—	(3,557,705)
Long-term debt, net of discounts and issuance costs	$—	$—

Unsecured Promissory Notes

On March 4, 2021, we retired our unsecured promissory notes ("Promissory Notes") by paying the remaining principal balance of $3.1 million plus earned OID of $0.1 million. For the six months ended June 30, 2021, interest expense on the Promissory Notes was $139,213, which includes OID amortization of $71,289.

GF Comstock 2 LP Debenture

On August 11, 2020, we retired the GF Comstock 2 LP debenture ("Debenture") by paying the remaining principal balance of $4.0 million, plus the remaining make whole obligation of $0.2 million and recognized a loss on early retirement of debt of $51,000. Interest expense on the Debenture was $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, of which Tonogold reimbursed $0.1 million and $0.2 million, respectively.

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

As of June 30, 2021 and December 31, 2020, we have accrued a long-term liability of $5.3 million and $6.1 million. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County, Nevada. Under the Lease Option Agreement with Tonogold, we must preserve the property and equipment in its current state for possible resumption of processing by Tonogold through November 2022 and, if the option is exercised, Tonogold will begin processing at the American Flat facility. Tonogold has not yet announced specific plans or a definitive schedule for future processing, but has announced actions that could lead to mining operations in the vicinity of the American Flat facility. If the option is not exercised, Comstock may repurpose the plant to be used for processing another resource. Based on these facts and circumstances, management extended the timing of reclamation to five years from January 1, 2021, with an updated expected reclamation commencement date of December 31, 2025. This resulted in a reduction in the liability of $926,434. The updated liability was calculated based on a weighted average credit-adjusted risk-free rate of 6.02%, which was calculated from the discount rates used in the eight layers of asset retirement obligations recorded since 2010, and an inflation rate of 1.78% based on the average Consumer Price Index over the previous five years. The adjustment in excess of the net retirement obligation asset of $57,964 was $868,471 as of January 1, 2021 and was recorded as a credit to environmental and reclamation costs and expenses in the condensed consolidated statements of operations.

In conjunction with recording the original reclamation liability, we recorded a retirement obligation asset on the consolidated balance sheets that was amortized over the period of the anticipated land disturbance and operations. Such costs were based on management’s original estimate of then expected amounts for remediation work, assuming the work is performed in accordance with current laws and regulations. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost and timing of reclamation and remediation could change in the future. The accretion of the reclamation liability for the three and six months ended June 30, 2021 totaled $78,693 and $156,214, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations. The accretion of the reclamation liability for the three and six months ended June 30, 2020 totaled $5,178 and $10,355, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations. The amortization of the retirement obligation asset for the three and six months ended June 30, 2021 was $0. The amortization of the retirement obligation asset for the three and six months ended June 30, 2020 was $14,491 and $28,982, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations.

Following is a reconciliation of the mining retirement liability associated with our reclamation plan for the mining projects as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Long-term reclamation liability — beginning of period	$6,054,919	$6,034,208
Reduction of obligation due to extension of time	(926,434)	—
Accretion of reclamation liability	156,214	20,711
Long-term reclamation liability — end of period	$5,284,699	$6,054,919

Following is a reconciliation of the mining retirement obligation asset as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Retirement obligation asset — beginning of period	$57,963	$115,926
Reduction of obligation liability	(57,963)
Amortization of retirement obligation asset	—	(57,963)
Retirement obligation asset — end of period	$—	$57,963

13. Commitments and Contingencies

We lease certain mineral rights and properties under operating leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows as of June 30, 2021:

Remainder of 2021	$51,000
2022	114,000
2023	114,000
2024	108,000
2025	110,000
Thereafter	1,686,250
$2,183,250

Expense under leases for the three and six months ended June 30, 2021 was $37,435 and $62,585, respectively. Tonogold reimbursements of lease costs for the three and six months ended June 30, 2021 were $25,150 and $50,300, respectively.

Expense under leases for the three and six months ended June 30, 2020 was $26,150 and $51,073, respectively. Tonogold reimbursements of lease costs for the three months ended June 30, 2020 were $12,850 and $25,700, respectively.

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

Comstock Residents Association

On January 31, 2014, the Comstock Residents Association (“CRA”) and two of its members filed a civil action in the Third Judicial District Court in Lyon County, Nevada (“District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ decision to grant a master plan amendment and zone changes that were approved by the Commissioners in 2014 (“Application”).

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

As of June 30, 2021 and December 31, 2020, we have accrued severance of $84,166 in connection with this complaint, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

14. Equity

Equity Issuance Agreements

On March 2, 2021, we entered into equity purchase agreements (“Equity Purchase Agreements”) with certain investors to issue and sell in a registered direct offering (“Offering”) 4.0 million shares of common stock at a price of $4.00 per share. The Equity Purchase Agreements contain customary representations, warranties and agreements of the Company, and customary conditions to closing, indemnification rights and obligations of the parties. The Offering of the shares closed on March 4, 2021. We paid Noble Capital Markets, Inc., the placement agent for the Offering, an aggregate cash fee of $960,000 (equal to 6% of the aggregate gross proceeds raised in the Offering), and $30,000 for other expenses, resulting in net proceeds of $15,010,000.

On February 8, 2021, we entered into an equity purchase agreement (“2021 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement is 24 months. We agreed to deliver to Leviston additional shares of common stock with a fair value of $250,003, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the three months ended March 31, 2021, we issued to Leviston 423,842 common shares with an aggregate sales price of $2,020,000, at an average price per share of $4.77, and an additional 50,907 common shares in commitment and due diligence fees. As of June 30, 2021, the 2021 Leviston Sales Agreement has $2,980,000 of remaining capacity.

Gross proceeds from and fees related to the issuance of shares of our common stock pursuant to registered equity issuance agreements for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020
Number of shares sold	4,423,842	638,511

Gross proceeds	$18,020,000	$242,621
Common stock issuance costs	(1,313,002)	(50,070)
Net proceeds	$16,706,998	$192,551

Average price per share	$4.07	$0.38

Other Common Stock Issuances

We issued 3.0 million restricted shares of our common stock as consideration for the February 15, 2021 investment in LINICO, 1.0 million restricted common shares as part of the consideration for the June 18, 2021 acquisition of RPS, and an additional 3.0 million restricted common shares as part of the consideration for the June 24, 2021 investment in GenMat.

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets at June 30, 2021 measured at fair value on a recurring basis:

		Fair Value Measurements at
		June 30, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold (Note 2)	$1,420,262	$1,420,262	$—	$—
Tonogold note receivable (Note 2)	7,246,000	—	—	7,246,000
LINICO derivative asset (Note 2)	6,640,000	—	6,640,000	—
GenMat derivative asset (Note 2)	890,000	—	890,000	—
Common shares of Northern Vertex (Note 6)	28,885	28,885	—	—
Total Assets	$16,225,147	$1,449,147	$7,530,000	$7,246,000

The following table presents our assets and liabilities at December 31, 2020 measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold (Note 2)	$3,939,558	$3,939,558	$—	$—
Tonogold note receivable (Note 2)	5,498,500	—	—	5,498,500
MCU derivative asset (Note 2)	265,127		265,127	—
Common shares of Northern Vertex (Note 6)	40,165	—	40,165	—
Total Assets	$9,743,350	$3,939,558	$305,292	$5,498,500

During the six months ended June 30, 2021, the common shares of Northern Vertex (previously Eclipse) were transferred from Level 2 to Level 1 as a result of the restriction period expiring on March 1, 2021. For the six months ended June 30, 2021 and 2020, there were no other transfers of assets and liabilities between Level 1, Level 2 and Level 3.

The following tables provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$7,319,000	$11,090,243	$5,498,500	$9,080,000
Total change in fair value recognized in earnings
Tonogold convertible preferred shares	—	240,000	—	(45,000)
Tonogold contingent forward asset	—	351,091	—	1,413,382
Tonogold note receivable (Note 2)	(1,173,000)	—	(427,500)	—
	(1,173,000)	591,091	(427,500)	1,368,382
Additions
Tonogold contingent forward asset	—	—	—	1,232,952
Conversion of Tonogold convertible preferred shares to Tonogold common	—	(1,100,000)	—	(1,100,000)
Tonogold note receivable (Note 2)	1,100,000	—	2,175,000	—
	1,100,000	(1,100,000)	2,175,000	132,952
Ending balance	$7,246,000	$10,581,334	$7,246,000	$10,581,334

Valuation Methodologies

Following is a description of the valuation methodologies used for our financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Common Shares of Tonogold

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At June 30, 2021 and December 31, 2020, the fair values of the common shares are based on the $0.15 and $0.30 closing share prices (OTC: TNGL), respectively. We recorded unrealized losses of $1,029,482 and $1,920,521 for the change in fair value in other income (expense) in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. We recorded an unrealized gain of $1,380,929 for the change in fair value in other income (expense) in the condensed consolidated statements of operations for the three and six months ended June 30, 2020. The Tonogold common shares are classified within Level 1 of the valuation hierarchy.

Tonogold Note Receivable

In connection with Tonogold's acquisition of Comstock Mining LLC on September 8, 2020, we recorded the Note due from Tonogold on the consolidated balance sheets, with a principal amount of $4,475,000 and a 12% annual interest rate. Interest is due and payable monthly with the principal originally due and payable on September 20, 2021 and extended to March 31, 2022. Because of embedded features, the Company made the irrevocable election to report the Note Receivable on a fair value basis.

At December 31, 2020, the fair value of the Note was $5.5 million based on a Monte Carlo model with the following inputs: Tonogold common share price – $0.30; volatility – 89%; risk free rate – 0.09%; cost of debt – 7.62%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021.

At June 30, 2021, the fair value of the Note was $7.2 million based on a Monte Carlo model with the following inputs: Tonogold common share price – $0.15; volatility – 49%; risk free rate – 0.07%; cost of debt – 6.24%; conversion premium – 30%; probability of prepayment – 10% at August 2021; probability of default – 28% at March 2022. We recorded other expense of $1.2 million and $0.4 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively, which represented changes in fair value of the Note. The Note is classified within Level 3 of the valuation hierarchy.

LINICO Derivative Asset

On February 16, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the $500,000 fair value of the derivative asset was determined based on the excess of the value of 3.0 million shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The value of the shares was based on the $2.25 closing price per share of our common stock on that date. At June 30, 2021, the $6.6 million fair value of the derivative asset is based on the same number of shares and the $3.63 closing price per share of our common stock plus $2.0 million of Cash Commitment payments made to LINICO. We recorded an unrealized loss of $2,849,999 and an unrealized gain $4,140,000 for the change in fair value of the LINICO derivative asset in other income (expense) in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. The derivative asset is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Asset

On June 24, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the value of 3.0 million shares of our common stock issued to and held by GenMat over the $10.0 million contractual consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At June 30, 2021, the $890,000 fair value of the derivative asset is based on the same number of shares and the $3.63 closing price per share of our common stock on that date. We recorded $360,000 for the increase in fair value of the derivative asset in other income in the condensed consolidated statements of operations for the three months ended June 30, 2021. The derivative asset is classified within Level 2 of the valuation hierarchy.

Common Shares of Northern Vertex

During 2020, we sold certain mining claims in exchange for 100,000 shares of common stock of Eclipse, which were restricted from sale through March 1, 2021. At December 31, 2020, the fair value of the Company’s investment is based on the $0.43 closing price per share of the stock with a discount of $3,010 calculated based on a required holding period of 0.17 years, risk-free rate of 0.08% and volatility of 74.0%. In February 2021, Eclipse merged with Northern Vertex and our 100,000 shares of Eclipse were converted to 109,000 Northern Vertex shares. On March 1, 2021, the restriction period expired and the fair value of the shares as of June 30, 2021 is based on the closing price per share of $0.27. We recorded an unrealized loss of $1,744 and $11,280 for the reduction in fair value of the Northern Vertex shares in other expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. Upon expiration of the restriction period, the Northern Vertex common shares were transferred from Level 2 to Level 1 of the valuation hierarchy.

MCU Derivative Asset

On December 4, 2020, we recorded a derivative asset on the consolidated balance sheets in connection with our $2.0 million purchase of 15% of MCU membership interests. At December 31, 2020, the $265,127 fair value of the derivative asset was based on 625,000 of our common shares issued as a portion of the purchase price, and the $1.04 closing price per share of our common stock. During the six months ended June 30, 2021, MCU sold all 625,000 shares, resulting in a final derivative asset fair value of $762,377 based on the excess of actual net proceeds and cash payments to MCU over the $2 million purchase price. We received a cash payment of $762,377 from MCU in February 2021 in full satisfaction of any excess proceeds from the sale of the stock, which was applied to the derivative asset, resulting in no remaining fair value as of June 30, 2021. We recorded $497,250 for the change in fair value of the derivative asset in other income in the condensed consolidated statements of operations for the six months ended June 30, 2021. The derivative asset was classified within Level 2 of the valuation hierarchy.

Tonogold Contingent Forward

On March 20, 2020, Tonogold issued a senior secured convertible note with a principal amount of $5,475,000 to the Company, reflecting Tonogold’s intent to purchase additional membership interests in Comstock Mining LLC in the future at a specified price. The Contingent Forward included the following features: 1) conversion feature allowing Comstock, at our sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock to redeem the note in cash at a 125% premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118% premium; and 4) a payment modification included in the Contingent Forward. The fair value of the

Contingent Forward was based on a Monte Carlo model with various inputs. These inputs included the Tonogold common share price of $0.41, volatility of 94.0%, risk-free rate of 0.16%, cost of debt of 14.44%, required conversion premium of 30.0%, probability of prepayment of 5%, probability of change in control of 5% and probability of default of 29%. For the three and six months ended June 30, 2020, we recorded $0.4 million and $1.4 million, respectively, in other income in the condensed consolidated statements of operations. The contingent forward asset was netted against the gain on sale of Comstock Mining LLC recorded for the year ended December 31, 2020.

Tonogold Convertible Preferred Shares

The consideration received for Tonogold's acquisition of Comstock Mining LLC included shares of the Tonogold CPS. Since the CPS were not listed securities, and had no readily available market, we elected the fair value option for this instrument.

The value of the CPS as of June 30, 2020 was based on a Monte Carlo model with various inputs including the Tonogold common share price of $0.41, volatility of 98%, risk-free rate of 0.18%, cost of debt of 14.44%, private placement conversion price ceiling of $0.18, redemption probability of 50%, and illiquidity discount of 5% - 15%. We recorded $0.3 million and $0.1 million in other income and other expense, respectively, for the changes in fair value of the CPS in the condensed consolidated statements of operations for the three and six months ended June 30, 2020. The Company held no shares of Tonogold CPS at June 30, 2021 and December 31, 2020.
Other Financial Instruments

At June 30, 2021, the carrying amount of cash and cash equivalents, notes receivable carried at amortized costs, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

16. Stock-Based Compensation

2020 Equity Incentive Plan

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (“2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000. The plan provides for the grant of various types of awards, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards.

In December 2020, 540,000 shares were granted to non-executive directors under the 2020 Plan, which vest in three equal increments of 180,000 shares each on January 1, 2022, January 1, 2023 and January 1, 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price of our common stock on December 30, 2020. Compensation cost totaling $572,400 will be recognized on a straight line basis over the three years vesting period. Compensation cost for these grants totaling $47,700 and $95,400 was recorded as a general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. Unamortized stock-based compensation of $477,000 as of June 30, 2021 will be amortized over the remaining 30-month vesting term.

In January 2021, 1,055,000 performance shares were granted to employees under the 2020 Plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares which vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date of $1.10 per share, and stock-based compensation was determined based on the probability of achieving each goal. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $1.10; annual equity volatility – 77%; risk-free rate – 0.36%; number of iterations – 100,000, which resulted in an indicated fair value of $0.41 per share, which is recognized evenly over the term derived from the model of 3.2 years. In June 2021, 60,000 performance shares were granted to employees under the 2020 Plan. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $3.51; annual equity volatility – 93%; risk-free rate – 0.79%; number of iterations – 100,000, which resulted in an indicated fair value of $2.71 per share, which is recognized evenly over the term derived from the model of 1.7 years.

Stock-based compensation for all employee performance share grants totaling $57,259 and $104,975 was recorded as costs and expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, unamortized stock-based compensation for performance goals-based grants of $638,000 will be amortized over the remaining 30-month vesting term, and $261,832 for market price-based grants will be amortized over the remaining 32-month and 20-month derived vesting terms as applicable.

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (“2011 Plan”). The maximum number of shares of our common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. The 2011 Plan expired June 23, 2021. As there are no further shares available for issuance, as of June 30, 2021, we will no longer disclose shares available to be issued under the plan.

In May 2020, non-executive board members were granted 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price per share of our common stock on May 28, 2020.

Also in May 2020, employees were granted 138,800 fully vested stock options to acquire common shares with an exercise price equal to the $0.56 closing price per share of our common stock on the date of the grant, and expiring on the second anniversary of the grants. Compensation cost for the options issued totaled $27,849 and was recorded as additional paid in capital on the consolidated balance sheets for the year ended December 31, 2020. As of June 30, 2021, 56,150 options have been repurchased and cancelled. Cash paid for the options totaling $22,975 and $222,556 for the three and six months ended June 30, 2021 was deemed to be the incremental fair value of the options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the condensed consolidated balance sheets. At June 30, 2021, the intrinsic value of the remaining 82,650 options outstanding was $253,736.

17. Other Income and Expense

Other income (expense) net consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value of contingent forward asset	$—	$351,091	$—	$1,413,382
Change in fair value of derivative asset related to Mercury Clean Up, LLC	—	—	497,250	—
Change in fair value of derivative asset related to LINICO Corporation	(2,849,999)	—	4,140,000	—
Change in fair value of derivative asset related to GenMat	360,000	—	360,000	—
Gain on sale of mining claims	—	—	—	100,000
Tonogold reimbursement of Pelen acquisition costs	—	—	—	150,000
Change in fair value of Tonogold preferred shares	—	240,000	—	(45,000)
Change in fair value MCU make whole	—	170,722	—	138,052
Realized gain (loss) on sale of Tonogold common shares	(89,345)	23,740	104,320	23,740
Change in fair value of Tonogold note receivable	(1,173,000)	—	(427,500)	—
Tonogold note receivable amendment fee	100,000	—	362,500	—
Unrealized gain (loss) on investments in securities	(1,031,226)	1,380,929	(1,931,801)	1,380,929
Recognition of grant from CARES Act PPP loan	—	193,546	—	193,546
Other	(159,454)	38,321	(167,964)	45,815
Total other income (expense)	$(4,843,024)	$2,398,349	$2,936,805	$3,400,464

18. Income Taxes

The tax provision or benefit from income taxes for interim periods is determined using the estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate and, if the estimated tax rate changes, we make a cumulative adjustment.

In 2021, our effective tax rate is not expected to be affected by increases or decreases in pre-tax income principally due to a full valuation allowance applied against net deferred tax assets, as noted below. For the six months ended June 30, 2021, we recognized no income tax benefit or expense, and paid no cash for income taxes.

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

We are required to establish a valuation allowance against the deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2021, management has determined that a full valuation allowance is necessary against our net deferred tax assets based on the weight of all available evidence. Management will continue to assess the need for a valuation allowance on a quarterly basis.

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

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(6,320,992)	$1,275,986	$1,867,239	$1,012,774

Denominator:
Basic weighted average shares outstanding	43,114,856	28,253,242	40,442,281	27,758,899
Incremental shares	—	11,231	69,646	5,615
Diluted weighted average shares outstanding	43,114,856	28,264,472	40,511,927	27,764,514

Net income (loss) per common share:
Basic EPS	$(0.15)	$0.05	$0.05	$0.04
Diluted EPS	$(0.15)	$0.05	$0.05	$0.04

For the six months ended June 30, 2021, common stock equivalent shares consisted of stock options and were included in the calculation of diluted earnings per share. For the three months ended June 30, 2021, we had no common stock equivalent shares that were dilutive.

20. Segment Reporting

We are organized into three operating segments, Mining, Real Estate, and Natural Resource Renewal. Our mining segment consists of mining claim, development and processing, and environmental and reclamation operations and related assets, including investments in and loans to Tonogold, investment in Pelen, and general and administrative expenses. Our real estate segment consists of real estate rental operations, including the Daney Ranch and Gold Hill Hotel, and related assets, as well as assets held for sale to SSOF, and investments in and advances to SSOF. Our natural resource renewal segment consists of investments in mineral remediation and recycling, including investments in MCU, MCU-P and LINICO, and loans to MCU-P, as well as other natural resource renewal operations, including RPS, our GenMat investments, and financing of PSI, MANA and LPB. We evaluate the performance of our operating segments based on income (loss) from operations. All intercompany transactions are eliminated. Financial information relating to our reportable operating segments and consolidated totals follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Mining	$—	$—	$—	$—
Real estate	54,625	48,375	103,125	96,800
Natural resource renewal	—	—	—	—
Total revenue	54,625	48,375	103,125	96,800

Costs and Expenses
Mining	(1,714,932)	(1,243,992)	(1,316,502)	(2,500,702)
Real estate	(49,410)	(15,320)	(98,582)	(28,916)
Natural resource renewal	—	—	—	—
Total costs and expenses	(1,764,342)	(1,259,312)	(1,415,084)	(2,529,618)

Operating Income (Loss)
Mining	(1,714,932)	(1,243,992)	(1,316,502)	(2,500,702)
Real estate	5,215	33,055	4,543	67,884
Natural resource renewal	—	—	—	—
Total loss from operations	(1,709,717)	(1,210,937)	(1,311,959)	(2,432,818)

Other income (expense) (Note 17)	(4,611,275)	2,486,923	3,179,198	3,445,592
Net income (loss)	$(6,320,992)	$1,275,986	$1,867,239	$1,012,774

Capital Expenditures
Mining	$7,000	$11,000	$47,750	$11,000
Real estate	—	—	—	—
Natural resource renewal	—	—	—	—
Total capital expenditures	$7,000	$11,000	$47,750	$11,000

Depreciation, Amortization, and Depletion
Mining	$70,487	$110,268	$141,250	$303,751
Real estate	44,144	5,960	88,287	11,919
Natural resource renewal	—	—	—	—
Total depreciation, amortization, and depletion	$114,631	$116,228	$229,537	$315,670

	As of June 30,	As of December 31,
	2021	2020
Assets
Mining	$31,627,136	$29,754,182
Real estate	13,437,502	10,770,370
Natural resource renewal	32,289,258	2,599,010
Total assets	$77,353,896	$43,123,562

The addition of the natural resource renewal segment reflects our growth in our new environmental, social and corporate governance ("ESG") initiatives, which expand beyond our historical focus on mining and real estate.

Certain amounts presented above have been reclassified to conform to the current period presentation, most notably to reclassify our investments and advances to SSOF from our mining segment to our real estate segment, and our investments in MCU and MCU-P from our mining segment to the new natural resource renewal segment. To date, no revenue, operating costs and expenses (including depreciation, amortization and depletion), or capital expenditures have been recognized by or charged to natural resource renewal operations. Income (loss) allocations from equity method investments are included in other income (expense).

21. Related Party Transactions

We identify, account for and disclose related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of another party. The following related party transactions occurred during the three and six months ended June 30, 2021 and 2020 (Notes 1 and 2).

Northern Comstock LLC

We have an operating agreement with Northern Comstock, an entity controlled by a related party. For each of the three months ended June 30, 2021 and 2020, we made cash capital contribution payments under the Northern Comstock operating agreement of $90,000 and for the six months ended June 30, 2021 and 2020, $992,500 and $180,000, respectively. Cash payments for the six months ended June 30, 2021 included a one-time accelerated capital contribution payment of $812,500 as a result of the net proceeds of $15.0 million we received on March 4, 2021 from the Equity Purchase Agreements (Notes 2 and 14).

Mercury Clean Up, LLC and MCU Philippines, Inc.

For the three and six months ended June 30, 2021 and 2020, in connection with our investments in MCU and MCU-P, we have provided certain services relating to feasibility studies and permitting that are separate from those investments and not included as obligations under the MCU Agreement.

22. Subsequent Events

MANA Corporation and LP Biosciences LLC

On July 23, 2021, we entered into a Securities Exchange Agreement to purchase 100% of the issued and outstanding equity of MANA in exchange for 4.2 million restricted shares of our common stock. On July 23, 2021, we also acquired 50% of the issued and outstanding equity of LPB from LP Nutrition LLC and entered into a Note Purchase Agreement to purchase a secured note with a face value of $17.0 million from LPB in exchange for a purchase price of $15.0 million, including a prior non-refundable advance of $326,258. The 50% equity of LPB was acquired in exchange for 3.5 million restricted shares of our common stock issued to LPB.

Solid Carbon Products

As of July 26, 2021, we made a loan to Solid Carbon Products (“SCP”) pursuant to a secured promissory note with a face value of $100,000 ("SCP Note"). The SCP Note principal, together with interest at the rate of 8% per annum, is due and payable on July 26, 2023. SCP is in the business of turning waste CO₂ into profitable carbon products.

Plain Sight Innovations

As of June 30, 2021,we made loans to PSI pursuant to a secured promissory note with a face value of $835,000 ("PSI Note"). The PSI Note principal, together with interest at the rate of 12% per annum, is due and payable on September 30, 2021, and is secured by substantially all of the assets of PSI. On August 3, 2021, we increased the loan by $415,000 to $1,250,000 to fund additional intellectual property development and general corporate purposes.

Comstock Residents Association

On April 9, 2021, the Nevada Supreme Court concluded the Comstock Residents Association litigation by issuing an order denying en banc reconsideration, once again, in favor of Lyon County and Comstock Mining.

On July 30, 2021 Judge Estes of the Third Judicial District Court in Lyon County, Nevada ruled in favor of Lyon County and Comstock Mining and awarded attorney fees and costs to be paid by the plaintiffs in the sum of $50,000 to Lyon County and $203,151.47 to Comstock Mining.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition as of and for the six months ended June 30, 2021 and 2020. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020.

Overview

Comstock Mining Inc. is an emerging leader in the sustainable extraction, valorization, and production of innovation-based, clean, renewable natural resources, with a focus on high-value, cash-generating, strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, carbon-neutrality, and natural products. The Company has extensive, contiguous property in the historic Comstock and Silver City mining districts (collectively, the “Comstock District”), is an emerging leader in sustainable, responsible mining and renewable material processing, and is currently commercializing environment-enhancing, material science-based technologies, products, and processes for environment-enhancing natural resource recovery, including mercury remediation and lithium-ion battery materials recycling. Unless the context otherwise indicates, the terms “Comstock,” the "Company," “we,” “us,” or “our” mean Comstock Mining Inc. and its consolidated subsidiaries.

The Company’s goal is to grow per-share value by commercializing environment-enhancing, natural resource-based products and processes that generate a rate of predictable cash flow (throughput) and increase the long-term enterprise value of our northern Nevada based platform. The next three years are dedicated to delivering that value by achieving the performance objectives listed below:

Commercialize a global, environmental, social, corporate governance ("ESG") compliant, profitable, mercury remediation and other critical mineral systems:
•Establish the technical efficacy of the Mercury Clean Up, LLC ("MCU") Comstock Mercury System, and protect the intellectual property;
•Deploy and operate the first international mercury remediation project by deploying MCU’s second and third mercury remediation systems into the Philippines;
•Identify, evaluate and prioritize a pipeline of potential mercury remediation projects; then deploy the third and fourth mercury remediation projects, producing extended, superior cash flow returns; and
•Assess and acquire accretive, ESG-based, natural resource material expansion opportunities.

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

We began acquiring properties in the Comstock District in 2003. Since then, we have consolidated a significant portion of the Comstock District, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. We are currently developing four new businesses, including our Lithium-ion battery recycling business, LINICO Corporation ("LINICO"); our mercury remediation business, MCU; our development of disruptive quantum computing programs with prioritized applications in all of our existing lines of business, Quantum Generative Materials LLC ("GenMat"); and our carbon-reducing industrial hemp processing and crude oil extraction business, MANA Corporation ("MANA"). We continue evaluating environment-enhancing, natural resource-based products and processes, especially in the areas of carbon capture and utilization, that can grow the rate of our predictable future cash flow (throughput) and increase the long-term enterprise value of our entire asset-based platform.

We now own, control, or retain a royalty interest in approximately 9,358 acres of mining claims, parcels, and royalty interests in the broader Comstock District and surrounding area. The acreage includes approximately 2,396 acres of patented claims and surface parcels (private lands), and approximately 6,962 acres of unpatented mining claims (public lands), which the Bureau of Land Management administers. Our headquarters is on American Flat Road, immediately north of the Lucerne resource area and just south of Virginia City, Nevada.

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

Our sale to Tonogold Resources, Inc. ("Tonogold") of the membership interests in Comstock Mining LLC, the owner of the Lucerne Mine, resource area and related permits closed on September 8, 2020. The Lucerne resource area is located in Storey County, Nevada, approximately three miles south of Virginia City and 30 miles southeast of Reno. The Lucerne resource area was host to our most recent test mining operations from 2012 through 2016. Lucerne is the subject of ongoing assessment, exploration and development plans by Tonogold. We retain a 1.5% NSR royalty in the Lucerne properties.

We achieved initial production and first poured gold and silver on September 29, 2012, ceased mining in 2015, and concluded processing in 2016. From 2012 through 2016, we mined and processed approximately 2.6 million tons of mineralized material, and produced 59,515 ounces of gold and 735,252 ounces of silver.

On February 15, 2021, we entered into a Series A Preferred Stock Purchase Agreement (“LINICO Stock Purchase Agreement”) with LINICO and purchased shares of LINICO convertible preferred stock representing 45.45% of LINICO fully diluted shares and 48.78% of voting shares, in exchange for 3.0 million shares of our restricted common stock, and committed $4.5 million in cash payments between February and September 2021. LINICO is a cleantech startup, with plans for a state-of-the art battery materials recycling facility focused on commercializing economically viable and environmentally sustainable technologies for lithium-ion battery recycling. LINICO’s goal is to alleviate global reliance on harmful mining activities that are used in the production of critical minerals, to support the increasingly high demand and shortage of these critical minerals, to close-the-loop on sustainable practices for end-of-life lithium-ion batteries, and to support a clean energy economy. We have the right, through a warrant and other investments, to purchase over 57% of LINICO’s fully diluted voting share ownership.

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
0 750 1,500 3,000
1 inch = 3,418 feet
As-of: 12-31-2020

Figure 1 - Comstock Mining's Land Position in the Comstock District

Comstock Mining's Corporate Alignment

Figure 2 - Comstock's Corporate Alignment as of June 30, 2021

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

Comstock Mining LLC, now 100% owned by Tonogold, controls the Lucerne properties, including those owned by Northern Comstock LLC ("Northern Comstock"). The Company recorded a gain of $18.3 million associated with the sale of Comstock Mining LLC in 2020.

Current Projects - Natural Resource Renewal

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

Purchase of LINICO Preferred Stock

Pursuant to the LINICO Stock Purchase Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) for $6,250,000 and issued 3.0 million shares of our restricted common stock (“CMI Stock”) in payment of the purchase price. Upon issuance, the CMI Stock had a fair value of $6,750,000, of which $6,250,000 was allocated to the investment in shares of LINICO and $500,000 was allocated to the derivative asset related to LINICO on the condensed consolidated balance sheets. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we own 45.45% of LINICO fully diluted shares and 48.78% of voting shares. Our chief executive officer is a member of the LINICO board of directors.

The LINICO Stock Purchase Agreement provides that LINICO will use the proceeds to fund (i) technology-based lithium-ion battery recycling and cathode production equipment, (ii) an industrial facility lease-purchase, (iii) startup costs and general working capital; (iv) a $1.0 million investment in Green Li-ion Pte. Ltd., and (v) the repurchase of LINICO common stock with a value of $500,000.

Cash Commitment

Under the LINICO Stock Purchase Agreement, we also agreed to make $4.5 million in cash payments to LINICO (“Cash Commitment”), payable in a series of installments between February 26, 2021 and September 30, 2021. As of July 1, 2021, $2.5 million had been paid and was recognized as an addition to the derivative asset related to LINICO on the condensed consolidated balance sheets.

Warrant

Pursuant to the LINICO Stock Purchase Agreement, the Company and LINICO entered into a warrant agreement (“Warrant”) wherein we have the right to purchase 2,500 additional shares of Series A Preferred for a total exercise amount of $2.5 million. The Series A Preferred received by us pursuant to exercise of the Warrant may be converted into shares of LINICO common stock at a conversion price of (i) $1.25, if exercised on or before February 15, 2022, or (ii) $2.00, if exercised after February 15, 2022.

LINICO Lease Agreement and Additional Lease Deposit

Pursuant to the terms of an industrial lease between LINICO and AQMS, entered into on February 15, 2021 (“LINICO Lease Agreement”), if LINICO elects not to exercise its option to purchase from AQMS land, buildings and related improvements, initially leased by AQMS to LINICO, for (i) $14,250,000, if the purchase is made on or before October 1, 2022 or (ii) $15,250,000, if the purchase is made after October 1, 2022, we can assume the purchase option.

The LINICO Lease Agreement requires LINICO to make an initial deposit and, by November 1, 2022, an additional deposit (“Additional Deposit”) in an amount equal to $2.0 million, to be credited towards the purchase price of the facility. The LINICO Stock Purchase Agreement grants us the option to fund the Additional Deposit with shares of our common stock (in no event will we issue shares to LINICO pursuant to the LINICO Stock Purchase Agreement that exceed 19.9% of our total issued and outstanding common shares as of February 15, 2021).

Obligations

In the event cash proceeds received by LINICO from the sale of the CMI Stock are less than $6,250,000, we are obligated to provide LINICO with additional shares of our common stock or cash to make up the shortfall. However, if cash proceeds from the sale of CMI Stock plus Cash Commitment payments received by LINICO (“Consideration”) exceed $10,750,000, the excess must be returned to us by LINICO, along with any remaining shares of CMI Stock held by LINICO. The first $4.5 million of Consideration received by LINICO in excess of $6,250,000 will be applied to exercise our Warrant (up to $2,500,000) and, thereafter, to fund the Additional Lease Deposit (up to $2.0 million), with additional Series A Preferred issued to us for the amount funded.

Acquisition of Renewable Process Solutions Inc.

On June 2021, Comstock acquired 100% of the capital stock and voting shares of Renewable Process Solutions Inc. ("RPS"), an advanced process engineering and renewable technology development company, in exchange for 1,000,000 restricted shares of our common stock, with a fair value of $2.4 million and the assumption of $0.1 million in liabilities.

We identified RPS in discussions with our current and prospective investment companies, and acquired RPS to build our critical core competencies in advanced process engineering and renewable technology development necessary to facilitate our participation in the development and growth of these companies.

Investment in Quantum Generative Materials LLC

On June 24, 2021, Comstock invested in the equity of GenMat, a developer of quantum computing technologies with the goal of accelerating material science discovery and development and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harnesses emerging quantum computing technologies and develop breakthrough new materials for use in our strategically aligned, high-impact fields of interest, including global mining, battery recycling, and carbon capture.

Comstock's Venture with Mercury Clean Up, LLC

In June 2019, we entered into an agreement with MCU (as amended, the "MCU Agreement") to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes, to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, worldwide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU will conduct the trials that prove scalable feasibility. MCU plans to deploy the solution globally and has secured its first major, international remediation project in the Philippines. Comstock’s award-winning mercury reclamation experience coupled with MCU’s technology and processing know-how positions a new, global growth opportunity consistent with our Strategic Focus.

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

    Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions payable in cash of $1,150,000 and stock of $850,000, in exchange for 15% of the fully-diluted equity ownership of MCU and 50% of the equity of any future joint ventures formed with MCU. Through June 30, 2021, we have invested $1,150,000 in cash and $850,000 in shares of our common stock, representing a $2.0 million commitment for MCU to demonstrate the feasibility of the Mercury Remediation System on CPL’s permitted platform. In addition, by providing $2.0 million of financing to MCU Philippines, Inc. ("MCU-P"), the Philippines joint venture company, Comstock earned an additional 10% ownership in MCU, increasing our equity ownership in MCU to 25%.

Over the past seven years, Comstock has implemented several plans, approved by the Nevada Division of Environmental Protection (“NDEP”), intended to address NDEP and the U.S. Environmental Protection Agency protocols, guidance and goals for sampling, characterizing, transporting and managing mercury within the Carson River Mercury Superfund Site ("CRMS") Study Area. These plans and CPL’s existing, permitted infrastructure provide an ideal platform for validating the efficacy of the MCU process and technology. MCU and the Company will work closely with NDEP for any additional approvals or permits.

The Company and MCU are evaluating numerous locations containing historical, mercury-contaminated tailings, and developing a detailed schedule for pilot testing. MCU delivered sampling and testing equipment to the American Flat site in February 2020, and began taking samples of tailings at locations in the CRMS to locate suitable material to commence testing. The remaining equipment arrived at the American Flat site during the third quarter of 2020, and MCU began stockpiling material and initial test processing during the fourth quarter of 2020. During the first half of 2021, we led a program of detailed sampling of several Comstock-district tailings deposits. The results will lead to the prioritization of the tailings for pilot-scale production.

Based on successful proof of technical and economic viability, the Company and MCU would create a new, 50-50 venture to be called Comstock Mercury Remediation to pursue global business opportunities. We currently hold 25% of the membership interests of MCU and, separately, the right to 50% participation in any joint ventures, including, but not limited to, MCU-P and the Comstock mercury remediation project, the first two mercury remediation project opportunities.

We entered into a second amendment of the MCU Agreement, on April 10, 2020, wherein, MCU and Comstock have identified an opportunity to remediate mercury in the Philippines, particularly in the province of Davao d' Oro (“Philippine Opportunity”); where Comstock and MCU formed a new joint venture to engage profitably in the Philippine Opportunity. We have made cash investments in the form of $2.0 million in non-interest-bearing loans, committed up to an additional $1.0 million in equity and debt investments, and received 50% ownership of MCU-P. Our investments in joint ventures under the MCU Agreement reached $2.0 million in the first quarter of 2021, and we were issued an additional 10% of the membership interests in MCU, for total membership interests of 25%.

The first processing unit was shipped to the Philippines in the fourth quarter of 2020. Mercury remediation testing combined with limited production of sand and gravel commenced in the first half of 2021. A permit is pending to allow the operation to scale to full production rates. Production rates are expected to increase throughout the remainder of 2021.

Current Projects - Mining

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

Our district-wide exploration and development plans contemplate three specific, geological areas that we have organized into our wholly-owned subsidiaries, Comstock Exploration and Development LLC and, Comstock Northern Exploration LLC, and Comstock Mining LLC. Comstock Exploration and Development LLC includes the Dayton and Spring Valley areas. Comstock Northern Exploration LLC includes the Occidental and Gold Hill exploration targets now leased to Tonogold, and Comstock Mining LLC, acquired by Tonogold in September 2020, includes the Lucerne properties, in which we retain a 1.5% NSR royalty. These exploration targets represent over 7 miles of mineralized strike length, with current and historical grades of gold and silver, and significant historical mine production (Figure 3).

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
Feet
1 inch = 2,000 feet

Figure 3 - General Overview of Priority Exploration Targets

Comstock Processing LLC (100% owner of the American Flat Processing Facility)

The processing facility is in the American Flat area of Gold Hill, Nevada, less than a mile west of Lucerne, and operated 24 hours per day, seven days per week, for substantially all of late 2012 through 2016. During 2019, Comstock formed Comstock Processing LLC ("CPL"), a newly realigned, wholly-owned subsidiary that owns all of the properties, plant, equipment, and permits for the crushing, agglomerating, leaching, Merrill Crowe processing, mercury retort, refining, and metallurgical operations located at 1200 American Flat Road, Virginia City, Nevada. The facilities represent a fully permitted platform, best positioned for implementing our Strategic Focus on high-value, cash-generating, precious metal-based activities, including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures of environmentally friendly, and economically enhancing mining technologies. To date, CPL has entered into two agreements that leverage its platform for nearer-term cash generation; first with the Lease Option Agreement with Tonogold to lease and operate the facilities and second, with MCU for the commercial pilot of the MCU mercury remediation system.

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

During the third quarter of 2020, we engaged Geotech Ltd ("Geotech") of Aurora, Canada, to conduct an airborne geophysical survey of the Dayton resource area, Spring Valley exploration targets, and the rest of our Comstock District properties. The survey included both magnetic and Geotech's proprietary Versatile Time-Domain Electromagnetic surveys. The survey was flown from September 19 through October 3, 2020, with 1,161 line-kilometers. The interpreted, three-dimensional results were delivered in the second quarter of 2021. The results will greatly increase our understanding of the Dayton resource area and Spring Valley resource expansion potential, along with our other exploration targets in Lyon County.

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
Spring Valley South
Daney

Figure 4 - Dayton and Spring Valley Group Targets

Comstock Northern Exploration LLC (Occidental Lode and Other Northern Target Mineral Claims)

Tonogold has commenced further, detailed analysis of our northern targets that correlates historical data with modern geological assessments and reveals a potentially much larger exploration opportunity. Accordingly, we signed a Mineral Exploration and Mining Lease ("Exploration Lease") with Tonogold for certain mineral properties in Storey County, Nevada. The lease is for an initial term of 5 years, with options to renew for an additional 15 years, as long as specific commitments are met, including Tonogold spending of at least $1.0 million per year on exploration and progressively validating progress through technical reports.

The lease has a quarterly fee of $10,000 in the first year, escalating 10% per year thereafter. Tonogold is also required to reimburse all claim maintenance costs, third-party lease payments, and other costs associated with owning the properties. We retain a 1.5% to 3.0% NSR royalty on future mineral production from the properties. We also maintain an additional net royalty of 1.0% (that is, 25% of 4%) for the historic Sutro mining patents in Storey County, Nevada, through our 25% membership interest in Pelen, the 100% owner of Sutro. On September 1, 2020, we paid $100,000 for a one-year option to purchase the remaining 75% of the membership interests of Pelen for a purchase price of $3,750,000. If the option agreement is exercised, half of the option payment will be credited to the purchase price. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

The Exploration Lease includes the Occidental group and Gold Hill group of exploration targets, which contain many historic mining operations, including the Overman, Con Imperial, and Yellow Jacket mines, as well as the historically under-developed Occidental Lode, parallel to the main Comstock trend. We believe this will accelerate the development of these targets and enhance the value of our mineral property and royalty portfolio. Tonogold has permitted an exploration drilling program for these areas, and began drilling during the third quarter of 2020, commencing their announced $7.0 million drill program, including both core and RC drilling, focused on the historically significant Comstock Lode. Tonogold completed four holes totaling 5,511 feet of drilling on the leased properties during the year ended December 31, 2020, and completed eleven holes totaling 12,232 feet of drilling during the six months ended June 30, 2021.

Comstock Mining LLC (100% owner of the Lucerne Resource Area)

In January 2019, the Company and Tonogold entered into a Purchase Agreement, as restated and amended in September 2020, to sell to Tonogold our interests in Comstock Mining LLC, our wholly-owned subsidiary with sole net assets of the Lucerne properties and related permits. The transaction was completed September 8, 2020, with Tonogold receiving 100% of the membership interests and full control of Comstock Mining LLC. We received consideration including $7.1 million in cash, $6.1 million in Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS") with a fair value of $7.6 million, and a convertible note receivable (“Note”) with fair value of $6.1 million, net of a related contingent forward with a fair value of $2.0 million, for a total of $18.8 million, resulting in an $18.3 million gain.

We retained a 1.5% NSR royalty on the Lucerne properties. Tonogold also guaranteed the remaining payments for our membership interest in Northern Comstock, which owns and leases certain mineral properties in the Lucerne area, and assumed certain reclamation liabilities.

On March 3, 2021, we made a $812,500 payment to Northern Comstock pursuant to a notice of a One Payment Surplus Event, as required by the Northern Comstock operating agreement, as amended. The payment was triggered by our receiving net proceeds in excess of $6,250,000 from sources other than operations in connection with the direct sale of registered shares of common stock on March 4, 2021. Primarily as a result of the Northern Comstock accelerated payment, the Note was amended in March 2021, which included adding $812,500 to the principal amount of the Note for Tonogold’s Northern Comstock accelerated payment reimbursement obligation and an accommodation fee of $262,500, making the new principal amount $5,550,000, and extending the maturity date to March 31, 2022. On June 1, 2021, the Note was further amended to add $1.1 million to the principal amount of the Note for certain Tonogold, Northern Comstock and other reimbursement obligations and an accommodation fee of $100,000. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

Over the past two years, Tonogold, aided by the independent mining advisory firm of Mine Development Associates, has evaluated and remodeled the Lucerne mineral resource, and plans further exploration, development and economic feasibility assessments.

Current Projects - Real Estate

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

Sierra Springs Opportunity Fund, Inc.

Investment in SSOF - During 2019, Comstock invested $335,000 in Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund, which wholly-owns a qualified opportunity zone business, Sierra Springs Enterprises ("SSE"). We expect to own approximately 9% of SSOF upon issuance by SSOF of all 75.0 million authorized shares to investors. As of June 30, 2021, we own 12% of the voting shares of SSOF and SSOF has received $12.0 million in equity from investors, including $335,000 from the Company and $525,000 (16.4% of voting shares) from our officers and directors. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE.

Silver Springs Properties - On September 26, 2019, as amended, we entered into agreements with SSE to sell our two Silver Springs properties ("Silver Springs Properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests of DTSS for $3.6 million. As of June 30, 2021, we have received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the Silver Springs Properties, recorded in deposits under current liabilities on the condensed consolidated balance sheets. The transactions are expected to close during 2021.

Advance to SSOF - For the six months ended June 30, 2021, we advanced SSOF an additional $2,735,000, increasing total advances to $4.4 million, to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid during 2021, upon the sale of our Silver Springs Properties to SSE.

COVID-19

For more than a year in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state.

On July 27, 2021, Nevada Governor Steve Sisolak signed Emergency Directive 047. This directive requires people in areas with substantial or high COVID-19 transmission to wear a face covering while in public indoor locations. Currently, 12 of Nevada’s 17 counties meet this threshold: Carson, Churchill, Clark, Douglas, Elko, Esmeralda, Lincoln, Lyon, Mineral, Nye, Washoe and White Pine. This mandate went into effect on Friday, July 30, 2021.

We are operating in alignment with these guidelines for limiting the spread of COVID-19 and continue prioritizing the health of our employees, partners and suppliers. This includes the continuation of remote working for certain at-risk professionals and heightened monitoring of illness indicators.

Outlook

We have approved a three-year, strategic plan with specific performance objectives designed to deliver per-share value over the next three years, while positioning the Company for continued growth beyond 2023. The plan objectives include establishing and growing the value of our existing mineral properties and royalty stakes, commercializing and growing existing, ESG-compliant, lithium-ion battery recycling and mercury remediation businesses and acquiring additional, accretive, ESG-based, natural resource material expansion opportunities, including the recently announced acquisitions and investments in RPS, GenMat and MANA and MANA’s related joint venture in LP Biosciences LLC ("LPB") for industrial-scale hemp processing and extraction of winterized, decarbonized crude oils.

The plan objectives separately include monetizing over $25 million in non-strategic assets for funding these investments and their prospective growth. The specific performance objectives are shown under the Overview section above. The plan is designed to deliver significant per-share value increases over the next three years, while positioning the Company for continued growth thereafter.

Our annual operating expenditures, excluding depreciation and amortization, are planned at approximately $7.0 million, with approximately $2.0 million of that amount being reimbursed under the various Tonogold agreements, resulting in expected net operating expenses for 2021 of approximately $4.0 million.

During 2021, we expect to close the sale of the Silver Springs Properties for total proceeds of $10.1 million. The related agreements, as amended, included $0.4 million of non-refundable deposits released to the Company from escrow. We will use a portion of the proceeds from the sale to fund investments in LINICO, GenMat, MANA and LPB.

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

Our remaining 2021 plans include advancing the investment in and the commercialization of LINICO's battery metal recycling operation, MANA and LPB industrial-scale hemp processing and extraction of winterized, decarbonized crude oils and MCU’s mercury remediation processing technologies.

We expect to exercise our $2.5 million Warrant and increase our investment in our LINICO lithium-ion battery recycling venture during the third quarter, resulting in a majority stake in LINICO and consolidating LINICO’s financial results into our consolidated financial statements.

We expect to expand our assets to include the extraction and valorization of a portfolio of critical and inevitably scarce materials, including the recently announced acquisition of MANA, scheduled to be the largest U.S.-based industrial hemp processor and extractor of winterized, decarbonized crude oils. With an initial preference for high cash throughput generators that complement our existing competencies and operations, we also are evaluating an additional transaction that we hope to close during the third quarter of 2021.

Equity Raises

    For the six months ended June 30, 2021, we issued 423,842 shares of common stock through a registered equity issuance agreement ("2021 Leviston Sales Agreement") with Leviston Resources LLC ("Leviston"), with gross proceeds of $2,020,000 at an average share price of $4.77, and 50,907 additional shares in payment of related fees, and 4.0 million shares of common stock through a direct offering to 37 investors (“Equity Purchase Agreements”), with gross proceeds of $16.0 million at an average share price of $4.00, and net proceeds of $15,010,000 after placement agent fees and expenses.

For the six months ended June 30, 2021, we also issued 3.0 million shares of restricted common stock to purchase 6,250 shares of LINICO Series A Preferred, with a stated value of $6,250,000, 1.0 million shares of restricted common stock in exchange for the 100% of RPS capital stock, and 3.0 million restricted common shares as part of the consideration for our investment in GenMat. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

Comparative Financial Information

Our comparative financial information is reflected in the following table:

Three Months Ended:

	June 30, 2021	June 30, 2020	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	54,625	48,375	6,250
Total revenue	54,625	48,375	6,250

Mining	22,514	47,332	(24,818)
Real estate	49,410	15,320	34,090
Exploration and pre-development	278,597	151,666	126,931
Mine claims	156,703	122,069	34,634
Environmental and reclamation (Note 12)	257,792	30,972	226,820
General and administrative	999,326	891,953	107,373
Total costs and expenses	1,764,342	1,259,312	505,030

Income (loss) from operations	(1,709,717)	(1,210,937)	(498,780)

OTHER INCOME (EXPENSE)
Interest expense	253	(91,656)	91,909
Interest income	231,496	180,230	51,266
Other income (expense)	(4,843,024)	2,398,349	(7,241,373)
Other income (expense), net	(4,611,275)	2,486,923	(7,098,198)

NET INCOME (LOSS)	$(6,320,992)	$1,275,986	$(7,596,978)

We ceased processing material from our leach pad in December 2016, resulting in no mining revenues for the three months ended June 30, 2021 and 2020, respectively.

Real estate revenue for the three months ended June 30, 2021 increased $6,250 as compared to the same period in 2020, primarily related to an increase from the Daney Ranch lease signed September 1, 2020, partially offset by a decrease in rentals associated with our metallurgical labs and Gold Hill Hotel.

Real estate costs and expenses for the three months ended June 30, 2021 increased $34,090 as compared to the same period in 2020, substantially due to higher depreciation expense associated with the Gold Hill Hotel and Daney Ranch properties, which were classified as assets held for sale prior to September 2020.

Mining costs and expenses decreased by $24,818 for the three months ended June 30, 2021, as compared to the same period in 2020, as a result of certain assets becoming fully depreciated. These costs consist of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and pre-development costs and expenses increased by $126,931 during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher labor costs and consultative cost, somewhat offset by higher Tonogold reimbursements.

    Mine claims costs and expenses increased by $34,634 during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to the accelerated Northern Comstock monthly payment.

Environmental and reclamation costs and expenses increased by $226,820 during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in the accretion expense related to the revised asset retirement obligation as well as higher environmental and labor costs offset by decreases in depreciation and insurance costs.

General and administrative expenses increased by $107,373 during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher professional service and performance-based stock compensation expense, partially offset by lower directors' fees.

Interest expense decreased by $91,909 during the three months ended June 30, 2021, as compared to the same period in 2020, as a result of the early repayment of our unsecured promissory notes ("Promissory Notes") in March 2021, and the related reduced interest expenses, partially offset by the accelerated recognition of original issue discounts and lower Tonogold reimbursements for interest expense.

Interest income increased by $51,266 during the three months ended June 30, 2021, as compared to the same period in 2020, as a result of higher income from Tonogold principal amounts due and higher accretion on the notes receivable from MCU-P.

Other expense of $4,843,024 for the three months ended June 30, 2021, primarily resulted from the net $2.5 million decrease in estimated fair value of the derivative assets related to LINICO, MCU and GenMat, the decrease in fair value of the Tonogold Note of $1.2 million, realized losses on sales of common shares of $0.09 million and, unrealized losses on the value of Tonogold common shares of $1.0 million.

Other income of $2,398,349 for the three months ended June 30, 2020, resulted from an increase in value of Tonogold CPS of $1.6 million, an increase in the estimated fair value of the Tonogold contingent forward asset of $0.4 million, a reduction in the make whole liability of $0.2 million, and a gain on sale of mining claims of $0.2 million.

Net loss was $6,320,992 for the three months ended June 30, 2021, as compared to a net income of $1,275,986 for the same period in 2020. The $7,596,978 increase in net loss primarily resulted from a decrease in estimated fair value of the derivative assets related to LINICO MCU and GenMat of $2.5 million, the decrease in estimated fair value of the Note of $1.2 million, unrealized losses on the value of Tonogold common shares of $2.7 million, a decrease of $0.2 million in the make whole liability, change in estimated fair value of the Tonogold contingent forward asset of $0.4 million, realized losses on sales of Tonogold common shares of $0.1 million, and a decrease of $0.2 million in gains on sale of mining claims.

Six Months Ended:

	June 30, 2021	June 30, 2020	Change
Revenue - mining	$—	$—	$—
Revenue - real estate	103,125	96,800	6,325
Total revenue	103,125	96,800	6,325

Mining	45,028	173,225	(128,197)
Real estate	98,582	28,916	69,666
Exploration and pre-development	350,301	288,387	61,914
Mine claims	(533,727)	244,139	(777,866)
Environmental and reclamation (Note 12)	(498,458)	57,770	(556,228)
General and administrative	1,953,358	1,737,181	216,177
Total costs and expenses	1,415,084	2,529,618	(1,114,534)

Income (loss) from operations	(1,311,959)	(2,432,818)	1,120,859

OTHER INCOME (EXPENSE)
Interest expense	(144,576)	(142,244)	(2,332)
Interest income	386,969	187,372	199,597
Other income (expense)	2,936,805	3,400,464	(463,659)
Other income (expense), net	3,179,198	3,445,592	(266,394)

NET INCOME (LOSS)	$1,867,239	$1,012,774	$854,465

We ceased processing material from our leach pad in December 2016, resulting in no mining revenues for the six months ended June 30, 2021 and 2020, respectively.

Real estate revenue for the six months ended June 30, 2021 increased $6,325 as compared to the same period in 2020, primarily related to an increase from the Daney Ranch lease signed September 1, 2020, partially offset by a decrease in rentals associated with our metallurgical labs and Gold Hill Hotel.

Real estate costs and expenses for the six months ended June 30, 2021 increased $69,666 as compared to the same period in 2020, substantially due to higher depreciation expense associated with the Gold Hill Hotel and Daney Ranch properties, which were classified as assets held for sale prior to September 2020.

Mining costs and expenses decreased by $128,197 for the six months ended June 30, 2021, as compared to the same period in 2020, from lower depreciation expense as a result of certain assets becoming fully depreciated. These costs consist of depreciation expense on temporarily idled mining equipment, processing facilities and heap leach pads.

Exploration and pre-development costs and expenses increased by $61,914 during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increase labor costs somewhat offset by higher Tonogold reimbursements.

    Mine claims costs and expenses decreased by $777,866 during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to the reimbursement of $0.8 million for the Northern Comstock accelerated payment.

Environmental and reclamation costs and expenses decreased by $556,228 during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to reduction in the estimated reclamation liability of $0.9 million, partially offset by higher environmental, depreciation and labor costs.

General and administrative expenses increased by $216,177 during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher professional service and performance-based stock compensation expense, partially offset by lower directors' fees and utilities costs.

Interest expense increased by $2,332 during the six months ended June 30, 2021, as compared to the same period in 2020, as a result of higher interest expense associated with accelerated recognition of original issue discounts from the early repayment of the Promissory Notes in March 2021, somewhat offset by lower Tonogold reimbursements of interest expense in 2021, and reduced interest expense from the repayment of all debt on March 4, 2021.

Interest income increased by $199,597 during the six months ended June 30, 2021, as compared to the same period in 2020, as a result of higher interest income on the various notes receivables from Tonogold, MCU-P and PSI.

Other income of $2,936,805 for the six months ended June 30, 2021, primarily resulted from the increase in estimated fair value of the derivative assets related to LINICO and MCU of $5.0 million and $0.4 million amendment fee income, partially offset by unrealized losses on the value of Tonogold common shares of $1.9 million and the decrease in fair value of the Note of $0.4 million.

Other income, net was $3,400,464 for the six months ended June 30, 2020 primarily from $1.3 million in unrealized gains on Tonogold convertible preferred and common shares, $1.4 million in unrealized gains on the change in estimated fair value of the contingent forward, $0.2 million in interest income on the Tonogold secured convertible note, $0.2 million from Tonogold reimbursements and $0.2 million from recognition of Paycheck Protection Program proceeds used for qualifying expenses.

Net income was $1,867,239 for the six months ended June 30, 2021, as compared to net income of $1,012,774 for the same period in 2020. The $854,465 improvement in net income primarily resulted from a net decrease total costs and expenses of $1.1 million resulting from lower mine costs of $.05 million driven by an accelerated reimbursement by Tonogold, lower environmental and reclamation costs of $0.5 million driven by a reduction in the estimated reclamation liability and lower mine costs of $0.1 million driven by lower depreciation expense.

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

We have had recurring net losses from operations and have an accumulated deficit of $219.1 million as of June 30, 2021. For the six months ended June 30, 2021, we generated net income of $1.9 million and used $3.3 million of cash in operating activities. As of June 30, 2021, we had cash and cash equivalents of $5.3 million including restricted cash of $0.5 million, and $27.0 million of other net working capital. At June 30, 2021, we hold 9.5 million common shares of Tonogold and 109,000 common shares of Northern Vertex with fair values of $1.4 million and $28,885, respectively, in addition to the $6.7 million face value Note from Tonogold.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of Tonogold common shares, the repayment of the Note and the planned sale of the Silver Springs Properties. These expected sources of funds are in excess of cash expected to be used in operating activities and to fund LINICO, GenMat and MANA Cash Commitment payments. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed. Based on the funding sources described above, management believes we will have sufficient funds to sustain our operations during the 12 months following the date of issuance of the condensed consolidated financial statements included herein, including payments required for the LINICO. GenMat and MANA transactions.

On February 8, 2021, we entered into an equity purchase agreement with Leviston to offer and sell registered shares of common stock, with an aggregate sales price of $2.0 million through June 30, 2021. See Note 14, Equity, to our condensed consolidated financial statements.

On February 15, 2021, we entered into the LINICO Stock Purchase Agreement and related transactions, including the payment of $2.0 million of Cash Commitment payments through June 30, 2021. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

On March 2, 2021, we entered into the Equity Purchase Agreements. The offering of the shares closed on March 4, 2021, resulting in net offering proceeds of $15.0 million. See Note 14, Equity, to our condensed consolidated financial statements.

On March 4 2021, we repaid $3.2 million, representing all amounts outstanding under the Promissory Notes, including principal, earned original issue discount and accrued interest expense. See Note 11, Long-Term Debt, to our condensed consolidated financial statements.

On March 4, 2021, we made an $812,500 payment to Northern Comstock, pursuant to the Northern Comstock operating agreement. The entire amount was reimbursed by Tonogold through an increase in the Note, including a $262,500 related Note amendment fee. The Note is due and payable on March 31, 2022. See Note 2, Acquisitions, Investments and Divestitures, and Note 21, Related Party Transactions, to our condensed consolidated financial statements.

On June 1, 2021, the Note was further amended to add $1.1 million to the principal amount of the Note for certain Tonogold, Northern Comstock and other reimbursement obligations, and a $100,000 related Note amendment fee. See Note 2, Acquisitions, Investments and Divestitures, and Note 9, Accrued Expenses and Deposits, to our condensed consolidated financial statements.

On June 8, 2021, we paid a $0.3 million non-refundable loan advance to LP Biosciences, LLC (" LPB"). See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

On June 11, 2021, we placed $0.5 million in escrow which was recorded as restricted cash in our condensed consolidated financial statements. The restricted cash is related to an expected loan to MANA. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

On June 18, 2021, we acquired 100% of the capital stock of RPS and assumed $0.1 million of RPS liabilities. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

On June 24, 2021, we entered into a Membership Interest Purchase Agreement with GenMat and have provided Cash Commitment payments totaling $2.0 million through June 30, 2021. See Note 2, Acquisitions, Investments and Divestitures, to our condensed consolidated financial statements.

Net cash used in operating activities for the six months ended June 30, 2021, was $3.3 million as compared to $0.4 million for the comparable period in 2020. The comparative increase in net cash used resulted from non-cash Tonogold reimbursements and fees, and reductions in accrued expenses and other liabilities.

Net cash used in investing activities for the six months ended June 30, 2021, was $7.1 million, primarily for advances made to SSOF of $2.7 million, cash payments to GenMat and LINICO of $2.0 million each, and increases in the MCU-P note receivable of $0.8 million.

Net cash provided by investing activities for the six months ended June 30, 2020, was $0.4 million, primarily from $0.6 million in proceeds from Tonogold for payments toward the purchase of Comstock Mining LLC, $0.1 million in proceeds from the sale of mineral rights and properties and $0.1 million in deposits received related to the sale of the Sierra Springs Properties, partially offset by $0.3 million in deposits made toward the investment in MCU and $0.1 million of advances to SSOF.

Net cash provided by financing activities for the six months ended June 30, 2021 was $13.2 million, primarily from net proceeds from the sale of common stock of $17.0 million, offset by repayments on long term debt of $3.5 million. Net cash used by financing activities for the six months ended June 30, 2020 was $0.1 million, primarily for principal payments on long-term debt of $0.3 million, partially offset by net proceeds from the sale of common stock of $0.2 million.

Future operating expenditures above management’s expectations, including exploration and pre-development expenditures in excess of planned proceeds from the Note, the sale of Tonogold securities and the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties held for sale, or declines in the share price of our common stock would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Financial Officer concluded that, as of June 30, 2021, in conjunction with the implementation of additional reviews and resources, including matter experts associated with complex accounting, the Company's disclosure controls and procedures, including monitoring controls over the determination of the valuation of complex accounting transactions, were effective.

Officer Certifications

We have attached as an exhibit to this Quarterly Report the certification of our Principal Executive and Financial Officer, which is required in compliance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

All other legal proceedings are disclosed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

Revisions and additions as of June 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 are presented below.

We have made and may in the future pursue investments in other companies, which could harm our operating results.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage, and most recently Quantum Generative Materials LLC, a company that plans to use quantum computer algorithms for development of new materials. Many of these equity investments in private companies are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. The price of our common stock has been, and may continue to be, highly volatile in response to various investments, including in response to our investment in LINICO Corporation. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

We rely on third parties for certain cloud-based software platforms, which impact our financial, operational and research activities. If any of these third parties fail to provide timely, accurate and ongoing service or if the technology systems and infrastructure suffer outages that we are unable to mitigate, our business may be adversely affected.

We currently rely upon third parties to provide certain information technology, quantum computing systems and infrastructure, and other storage and connectivity on internal or “cloud-based” platforms. Any of these systems and infrastructure are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at a cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business. The failure of any of these third parties to provide accurate and timely service may adversely impact our business operations. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs until an equivalent provider could be found, if at all, or we could develop internal capabilities, if ever. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.

Future strategic partnerships and technical resources may be important to us. We will face significant competition in seeking new strategic partners or acquiring qualified, competent employees.

We have limited capabilities for new product development and manufacturing and do not yet have any capability for sales, marketing or distribution. For some of our program and product development candidates, we may not be able to attract or retain qualified computational material engineers, software engineers, photocatalysis experts, quantum chemists, quantum information scientists, quantum physicists, including but not limited to condensed matter physicists, mathematical physicists and computational physicists and/or third-party quantum computing companies for the development and potential commercialization of our products and solutions. The competition for strategic partners and quantum professionals is intense. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to customers, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.

Strategic partnerships are complex and time-consuming to negotiate and document. Even if we are successful in entering into collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements with other potential collaborators.

If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our therapeutic platforms and our business may be materially and adversely affected. Any collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the partner terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, and increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches the market.

If we are unable to maintain existing or future strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.

Existing and future strategic partnerships that we may enter into pose a number of risks, including the following:
•we may not be able to enter into critical strategic partnerships or enter them on favorable terms;
•strategic partners have significant discretion in determining the effort and resources that they will apply to such a partnership, and they may not perform their obligations as agreed or expected;
•strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;
•product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;
•a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;
•key personnel of strategic partners be unable or unwilling to continue in their respective positions with such strategic partners, and if such strategic partners are unable to find suitable replacements, our business and financial results could be materially negatively affected;
•disagreements with strategic partners, including disagreements over proprietary rights, ownership of intellectual property, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and
•strategic partners may not enable or maintain our access to quantum computing infrastructures at all, or on reasonably affordable terms.

We may undertake joint ventures, investments, joint projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

We have grown our business, in part, through strategic alliances and acquisitions, including through our shift to climate-smart mining and related development projects with partners that include Mercury Clean Up, LLC for the deployment of new metals extraction, LINICO Corporation for lithium-ion battery metal recycling and Renewable Process Solutions, Inc. for the extraction of lithium and the development and commercialization of next generation technologies to reduce the carbon footprint. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production, renewable processing of natural resources, recycling and quantum computing. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions.

Any current or future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business. Given the specialized nature of our quantum computing strategic partners, we may not succeed in attracting and retaining specialized technical support including quantum computing programming and material science competencies or maintaining access to the specialized scientific resources and infrastructures we require to continue to integrate, develop and grow our business. Our growth may be limited by insufficient financial resources and competition in the developing industries in which we invest.

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

Our officers and employees are important to our success. If any of them becomes unable or unwilling to continue in their respective positions, and we are unable to find suitable replacements, our business and financial results could be materially negatively affected. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. Our future success depends upon our ability to attract and retain highly skilled personnel, including personnel with advanced manufacturing expertise, quantum physicists, chemists, and data and material engineers, necessary to develop our business and grow our strategic partnerships. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel, we may not succeed in attracting or retaining the personnel we require to meet the goals of our strategic partnerships or our operations. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel.

The nature of our strategic joint ventures is speculative and dependent on a number of variables beyond our control that cannot be reliably ascertained in advance.

The revenues and profits of an enterprise involved in the creation of new industries and markets are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer needs and competitive products. As with any new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unsuccessful development projects, including those for new materials, an inability to successfully harness a general adversarial neural network (GANN) and apply the GANN effectively in simulating existing materials, generating new materials and/or commercialize them profitably, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we or our strategic joint venture partners will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our success in development in the quantum computing industry depends on our ability to operate without infringing the patents and other proprietary rights of third parties.

The success of our strategic partnerships in the quantum computing industry and the subsequent use of quantum intellectual property in the mining, batteries and carbon capture and utilization fields of use will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, or offer for sale our future approved products or impair our competitive position.

Our research, development and commercialization activities with regard to quantum intellectual property for mining, batteries, and carbon capture and utilization applications may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing quantum intellectual property for mining, batteries, and carbon capture applications. If our intellectual property usage was to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business, financial condition and results of operations could be materially harmed.

Furthermore, even if a license is available, it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Our failure to maintain a license to any technology that we require may also materially harm our business, financial condition and results of operations, and we would be exposed to a threat of litigation. Our success may be harmed by potential uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. If we are unable to obtain, maintain and enforce patent and trade secret protection for quantum intellectual property for mining, batteries, and carbon capture applications and related technology, our business could be materially harmed.

Additionally, our intellectual property rights or proprietary information may be jeopardized or invalidated if strategic partners do not properly maintain and defend such information. Conflicts with our strategic partners over proprietary rights, ownership of intellectual property, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of new developments, or might result in litigation or arbitration, any of which would be time-consuming and expensive.

Our strategic partnerships rely on the availability of third-party intellectual property, which may not be accessible to us on reasonable terms or at all.

Some of our strategic partnerships and future development of products include or will include third-party intellectual property, which may require licenses for our use. We believe that such licenses can be obtained on reasonable terms; however, there can be no assurance that we will be able to obtain or maintain the necessary licenses for new or current products on acceptable terms or at all. Our failure to obtain or maintain such licenses may limit our ability to develop materials, meet the goals of our strategic partnerships, or grow our business, which could have a material adverse effect on our business, financial condition and financial results.

The quantum computing industry is quickly developing, and as such, is and will remain dynamic and competitive for the foreseeable future. As this industry continues to grow and mature, there may be an influx of new products, technological advances, and new concepts that can dramatically transform the industry and our business.

There is a broad variety of entities that are known to be engaged in research and development relating to quantum computing, which range in size from diversified global companies with significant research and development resources to smaller privately funded startups whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. We believe competition in this market segment will intensify. Our success in the market segment will depend on our ability to deploy our quantum intellectual property effectively and profitably into mining, battery or carbon capture fields of use. Our competitors could use their financial, technical, product development and marketing resources to market or develop products or services that are more effective or less costly than any or all of our products or services. Our ability to evolve, and adapt rapidly over an extended period of time will be critical in remaining competitive.

The success of our business depends on our ability to continuously innovate and to manage transitions to new product innovations.

Technology requirements in our markets are constantly advancing. We must continually introduce new products that meet evolving customer needs. Our ability to grow depends on the successful development, introduction and market acceptance of new or enhanced products that address our customers’ requirements. Developing new technology is a complex and uncertain process requiring us to accurately anticipate technological and market trends and meet those trends with the right products. Additionally, this requires that we manage the transition from older products to minimize disruption in customer ordering patterns, avoid excess inventory and ensure adequate supplies of new products. Failure to develop new products, failed market acceptance of new products or problems associated with new product transitions could harm our business.

If we fail to introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

•changing product specifications and customer requirements;
•inability to manufacture new products cost effectively;
•difficulties in reallocating engineering resources and overcoming resource limitations;
•changing market or competitive product requirements; and
•unanticipated engineering complexities.

New products often take longer to develop, may have fewer features than originally considered desirable, and have higher costs than initially estimated. There may be difficulty in sourcing components for new products and delays in starting volume production. New products may also not be commercially successful. Any of these adverse developments could harm our business and our results of operations.

Product defects or problems with integrating our products with other vendors’ products may seriously harm our business and reputation.

We plan to produce complex products that may contain latent defects or performance problems. This could happen to both existing and new products. Such defects or performance problems could be detrimental to our business and reputation. In addition, customers frequently integrate products that we plan to produce with products of other vendors’ products. When problems occur in a combined environment, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relationship issues.

Disruptions in the supply of certain key inputs and components and other goods from our suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products in the future may require a wide variety of raw materials, key inputs and components and other. Such critical raw materials, key inputs and components and other goods may only be available from limited or single sources of supply. If the receipt of certain limited source or single source materials is delayed, our relationship with customers may be harmed if such delays cause us to miss our scheduled shipment deadlines. Our current or alternative sources may not be able to continue to meet all of our demands on a timely basis. If suppliers or subcontractors experience difficulties or fail to meet our manufacturing requirements, our business would be harmed until we are able to secure alternative sources, if any, on commercially reasonable terms. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have a significant adverse effect on our business operations, damage our relationships with customers, or even lead to permanent loss of customer orders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2021, the Company issued 1.0 million shares of unregistered restricted common stock to Renewable Process Solutions, Inc. ("RPS") under Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act") in exchange for 100% of the capital stock in RPS valued at approximately $3.5 million.

On June 24, 2021, the Company issued 3.0 million shares of unregistered restricted common stock under Section 4(a)(2) of the Securities Act to Quantum Generative Materials LLC ("GenMat") as part of the consideration for the investment in GenMat.

The Company received 455,000 membership units and committed $15.0 million in cash and stock for the initial seed investment and an additional $35.0 million based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. As of June 30, 2021, we hold 48.19% of GenMat membership units and 37.5% of voting membership units, and paid $2.0 million in cash toward the $15.0 million initial funding.

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

10.1
Membership Interest Purchase Agreement, dated June 24, 2021, between Quantum Generative Materials LLC and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.01 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference).

10.2
Limited Liability Company Operating Agreement of Quantum Generative Materials LLC, dated June 24, 2021 (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.02 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference).

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2021, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

Date:	August 9, 2021	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)