Form 10-Q
period 2021-09-30
Comstock Mining Inc.
filed 2021-11-09
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant's number of outstanding Common Stock, $0.000666 par value, at November 2, 2021, was 65,297,109.

Cautionary Notice Regarding Forward-Looking Statements

    Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future market conditions; future explorations or acquisitions; future changes in our research, development and exploration activities; future prices and sales of, and demand for, our products and services; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives, including the nature, timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities, including asset sales and associated costs; business opportunities, growth rates, future working capital needs, revenues, variable costs, throughput rates, operating expenses, debt levels, cash flows, margins, taxes and earnings.

    These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, mercury remediation, and, lithium, nickel and cobalt recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mercury remediation, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production; costs, hazards and uncertainties associated with mercury remediation, metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; ability to achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving battery technology, mercury remediation technology and efficacy, quantum computing and advanced materials development, and development of cellulosic technology in bio-fuels and related carbon-based material production; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, nickel, cobalt, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,917,785	$2,431,944
Restricted cash (Note 2)	500,000	—
Assets held for sale (Note 5)	6,328,338	6,328,338
Investments in equity securities (Notes 3 and 17)	1,051,718	3,979,723
Notes receivable and advances, net - current portion (Notes 4 and 17)	11,879,459	7,148,500
Derivative assets related to investments (Note 17)	11,432,000	265,127
Prepaid expenses and other current assets (Note 6)	1,356,611	681,078
Total current assets	35,465,911	20,834,710

Investments (Notes 2 and 17)	27,099,280	3,272,597
Mineral rights and properties (Note 7)	6,638,394	6,597,644
Properties, plant and equipment, net (Note 7)	8,287,144	8,624,700
Reclamation bond deposit (Note 8)	2,695,879	2,695,704
Retirement obligation assets, net (Note 14)	—	57,963
Notes receivable and advances, net (Note 4)	1,569,306	860,940
Intangible assets (Note 9)	7,475,912	—
Goodwill (Note 9)	17,737,226	—
Other assets (Note 10)	433,492	179,304

TOTAL ASSETS	$107,402,544	$43,123,562

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,329,072	$313,772
Accrued expenses and other liabilities (Note 11)	419,580	534,947
Deposits (Note 5)	420,183	419,266
Derivative liability (Note 17)	1,990,000	—
Long-term debt, net - current portion (Note 13)	—	3,557,705
Total current liabilities	4,158,835	4,825,690

LONG-TERM LIABILITIES:
Long-term reclamation liability (Note 14)	5,364,582	6,054,919
Other liabilities	46,583	463,747
Total long-term liabilities	5,411,165	6,518,666

Total liabilities	9,570,000	11,344,356

COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

EQUITY:
Preferred Stock, $.000666 par value, 50,000,000 shares authorized, no shares issued	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 64,402,789 and 34,980,766 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	42,532	22,937
Additional paid-in capital	326,376,347	252,715,337
Accumulated deficit	(228,586,335)	(220,959,068)

Total equity	97,832,544	31,779,206

TOTAL LIABILITIES AND EQUITY	$107,402,544	$43,123,562
See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Revenue	$362,713	$49,425	$465,838	$146,225

COSTS AND EXPENSES
Real estate and other services	113,111	9,826	123,405	26,821
Depreciation and amortization	335,605	776,234	566,204	1,091,904
Exploration, research and development	168,837	262,167	519,138	550,554
Environmental and reclamation (Note 14)	53,384	(31,466)	(445,074)	(2,678)
Mining and mining claims (Notes 3 and 7)	(310,643)	(331,746)	(893,306)	(134,645)
Selling, general and administrative	1,722,336	845,982	3,627,347	2,528,659
Total costs and expenses	2,082,630	1,530,997	3,497,714	4,060,615

LOSS FROM OPERATIONS	(1,719,917)	(1,481,572)	(3,031,876)	(3,914,390)

OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining, LLC	—	18,275,846	—	18,275,846
Change in estimated fair value of contingent forward asset	—	(647,502)	—	765,880
Interest expense	(4,076)	(164,448)	(148,652)	(306,692)
Interest income	261,281	141,019	648,250	328,391
Other income (expense) (Note 19)	(8,031,794)	1,206,719	(5,094,989)	3,193,801
Total other income (expense), net	(7,774,589)	18,811,634	(4,595,391)	22,257,226

NET INCOME (LOSS)	$(9,494,506)	$17,330,062	$(7,627,267)	$18,342,836

Basic income (loss) per common share:
Net income (loss) per share	$(0.17)	$0.54	$(0.17)	$0.63
Weighted average common shares outstanding	54,600,262	32,082,972	45,213,469	29,210,777

Diluted income (loss) per common share:
Net income (loss) per share	$(0.17)	$0.54	$(0.17)	$0.63
Weighted average common shares outstanding	54,600,262	32,140,979	45,213,469	29,237,240

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Subsidiary
	Shares	Amount	Amount	Amount	Amount	Total
BALANCE - January 1, 2020	27,236,489	$18,139	$259,095,152	$(235,890,272)	$269,541	$23,492,560

Issuance of common stock	638,511	425	242,196	—	—	242,621
Common stock issuance costs	—	—	(50,070)	—	—	(50,070)
Initial value of contingent forward	—	—	1,232,952	—	—	1,232,952
Sale of membership interests in Comstock Mining LLC	—	—	100,000	—	—	100,000
Net Loss	—	—	—	(263,212)	—	(263,212)
BALANCE - March 31, 2020	27,875,000	$18,564	$260,620,230	$(236,153,484)	$269,541	$24,754,851

Investment in Mercury Clean Up LLC	625,000	416	314,271	—	—	314,687
Director compensation	315,000	210	176,190	—	—	176,400
Investment in Pelen LLC	—	—	585,000	—	—	585,000
Employee share-based compensation	—	—	27,849	—	—	27,849
Sale of membership interests in Comstock Mining LLC	—	—	475,384	—	24,616	500,000
Net Income	—	—	—	1,275,986	—	1,275,986
BALANCE - June 30, 2020	28,815,000	$19,190	$262,198,924	$(234,877,498)	$294,157	$27,634,773

Issuance of common stock	5,282,708	3,519	4,076,482	—	—	4,080,001
Common stock issuance costs	—	—	(205,000)	—	—	(205,000)
Sale of membership interests in Comstock Mining LLC	—	—	6,661,800	—	19,697	6,681,497
Payment for mineral rights	343,058	228	482,272	—	—	482,500
Investment in Mercury Clean Up LLC	—	—	—	—	—	—
Deconsolidation of Comstock Mining LLC	—	—	(20,499,141)	(766)	(313,854)	(20,813,761)
Net Income	—	—	—	17,330,062	—	17,330,062
BALANCE - September 30, 2020	34,440,766	22,937	$252,715,337	$(217,548,202)	$—	35,190,072

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

Common Stock		Additional Paid-in Capital	Accumulated Deficit
Shares	Amount	Amount	Amount	Total

BALANCE - January 1, 2021	34,980,766	$22,937	$252,715,337	$(220,959,068)	$31,779,206
Investment in LINICO Corporation	3,000,000	1,998	6,748,002	—	$6,750,000
Issuance of common stock	4,423,842	2,946	18,017,054	—	18,020,000
Issuance of common stock for stock issuance costs	50,907	34	249,968	—	250,002
Common stock issuance costs	—	—	(1,248,002)	—	(1,248,002)
Employee and director share-based compensation	—	—	97,010	—	97,010
Repurchase of employee stock options	—	—	(194,581)	—	(194,581)
Net income	—	—	—	8,188,231	8,188,231
BALANCE - March 31, 2021	42,455,515	$27,915	$276,384,788	$(212,770,837)	$63,641,866

Acquisition of RPS	1,000,000	666	2,394,322	—	2,394,988
Investment in GenMat	3,000,000	1,998	10,528,002	—	10,530,000
Employee and director share-based compensation	—	—	104,958	—	104,958
Repurchase of employee stock options	—	—	(27,975)	—	(27,975)
Common stock issuance costs	—	—	(65,000)	—	(65,000)
Net loss	—	—	—	(6,320,992)	(6,320,992)
BALANCE - June 30, 2021	46,455,515	$30,579	$289,319,095	$(219,091,829)	$70,257,845

Investment in LP Biosciences LLP	3,500,000	2,331	10,812,669	—	10,815,000
Issuance of common stock	1,549,153	1,031	3,978,968	—	3,979,999
Issuance of common stock for stock issuance costs	34,965	23	99,977	—	100,000
Common stock issuance costs	—	—	(101,500)	—	(101,500)
Acquisition of MANA Corporation	4,200,000	2,797	6,824,669	—	6,827,466
Acquisition of Renewable Process Solutions Inc.	—	—	(90,182)	—	(90,182)
Payment to Northern Comstock LLC for mineral rights	163,156	109	482,391	—	482,500
Acquisition of Plain Sight Innovations Corporation	8,500,000	5,662	14,947,145	—	14,952,807
Employee and director share-based compensation	—	—	127,715	—	127,715
Repurchase of employee stock options	—	—	(24,600)	—	(24,600)
Net loss	—	—	—	(9,494,506)	(9,494,506)
BALANCE - September 30, 2021	64,402,789	$42,532	$326,376,347	$(228,586,335)	$97,832,544

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$(7,627,267)	$18,342,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and depletion	405,781	1,091,904
Amortization of intangibles	218,387	—
Accretion (reduction) of reclamation liability	(690,337)	15,533
Amortization (recovery) of discount on MCU Philippines, Inc. note receivable	(77,703)	—
Gain on sale of mining claims	—	(100,000)
Amortization of debt discounts and other debt-related costs	(45,791)	207,559
Employee and director share-based compensation	329,683	204,249
Changes in fair value of derivative assets	2,232,750	(162,711)
Gain on sale of membership interest in Comstock Mining LLC	—	(18,275,846)
Unrealized (gain) loss on investments in securities	2,200,472	(767,275)
Loss from equity method investments	511,602	—
Realized gain on sale of Tonogold Resources, Inc. common shares	(70,780)	(1,282,319)
Non-cash Tonogold reimbursements and fees	(2,175,000)	—
Change in fair value of Tonogold Resources, Inc. note receivable	617,500	(256,000)
Change in fair value of contingent forward asset	—	(765,880)
Gain on final settlement of accounts payable	—	(144,473)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(493,027)	(67,593)
Other assets	(254,332)	—
Accounts payable	(18,583)	(41,303)
Accrued expenses, other liabilities and deposits	(52,375)	(408,628)
NET CASH USED IN OPERATING ACTIVITIES	(4,989,020)	(2,409,947)
INVESTING ACTIVITIES:
Proceeds from principal payment on note receivable	144	416
Proceeds from sale of mineral rights and properties, plant and equipment	—	100,000
Proceeds from Tonogold Resources, Inc. related to Comstock Mining LLC	—	1,140,000
Proceeds from sale of Tonogold Resources, Inc. common shares	998,313	1,371,909
Deposits received on the sale of properties to Sierra Springs Opportunity Fund, Inc.	—	100,000
Purchase of mineral rights, properties, plant and equipment	(47,750)	(15,000)
Advances to Sierra Springs Opportunity Fund, Inc.	(3,035,000)	(1,315,000)
Cash commitment payments to LINICO Corporation	(3,500,000)	—
Legal fees on investments	(224,948)
Loans to Plain Sight Innovations LLC	(1,375,503)	—
Investment in Quantum Generative Materials LLC	(3,500,000)	—
Non-refundable loan advance to LP Biosciences, LLP	(326,258)	—
Addition to other note receivable	(100,000)	—
Cash acquired in acquisition of subsidiaries	124,531	—
Proceeds from Mercury Clean Up, LLC derivative asset settlement	762,377	—
Addition to MCU Philippines, Inc. note receivable	(820,000)
Payment and deposits for MCU Philippines, Inc. and Mercury Clean Up, LLC investments	(1,000)	(1,400,000)
Payment for option to purchase additional membership interests in Pelen LLC	(100,000)	(100,000)
Investment in Pelen LLC	—	(17,500)
Change in reclamation bond deposit	(175)	(6,676)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,145,269)	(141,851)

FINANCING ACTIVITIES:
Principal payments on debt	(3,568,214)	(5,074,378)
Proceeds from issuance of unsecured promissory notes	—	4,220,000
Proceeds from issuance of common stock	21,999,999	4,197,622
Cash common stock issuance costs	(1,064,499)	(130,070)
Repurchase of employee stock options	(247,156)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	17,120,130	3,213,174
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	985,841	661,376
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,431,944	1,015,857
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,417,785	$1,677,233

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisitions:
Renewable Process Solutions Inc.	$2,304,806	$—
MANA Corporation	6,827,466	—
Plain Sight Innovations Corporation	14,952,807	—
Issuance of common shares for investments:
LINICO Corporation	6,250,000	—
Quantum Generative Materials LLC	10,000,000	—
LP Biosciences LLC	4,173,000	—
Issuance of common shares for derivative assets:
LINICO Corporation	500,000	—
Quantum Generative Materials LLC	530,000	—
LP Biosciences LLC	6,642,000	—
Increase in Tonogold note receivable in exchange for non-cash reimbursements	1,000,000	—
Issuance of common shares for Northern Comstock LLC mineral rights payments	482,500	482,500
Issuance of common shares for stock issuance costs	350,002	125,000
Issuance of common shares for Mercury Clean Up, LLC make whole liability	—	314,687
Issuance of common shares for Pelen LLC membership interests	—	585,000

See accompanying notes to condensed consolidated financial statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2021 and 2020
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Comstock Mining, Inc. and its wholly-owned subsidiaries (we, us, our, Comstock, or the Company), is a leading innovator in the sustainable extraction, valorization, and production of scarce natural resources, with a focus on strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, natural products and carbon-neutrality. We expect to generate revenue by developing, using, selling, and supporting new clean technologies that facilitate the more efficient use of scarce natural resources. We are commercializing environment-enhancing, material science-based technologies, products, and processes including carbon neutral cellulosic bio-fuels, carbon reducing lithium-ion battery metal recycling, and gold recovered from mercury remediation operations. We additionally manage an extensive portfolio of mining and related assets, including 9,358 acres of contiguous property in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock District”), and assets held for sale.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Mining Inc. and its wholly-owned subsidiaries, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, Downtown Silver Springs LLC ("DTSS"), Renewable Process Solutions, Inc. (“RPS”) since its acquisition in June 2021, MANA Corporation (“MANA”) since its acquisition in July 2021, Plain Sight Innovations Corporation (“PSI”) since its acquisition in September 2021, and, prior to its sale in September 2020, Comstock Mining LLC. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and 2019.

Operating results for the three and nine months ended September 30, 2021 may not be indicative of results expected for the full year ending December 31, 2021.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2021, and our results of operations, cash flows and changes in equity for the three and nine months ended September 30, 2021 and 2020.

Business Combinations

We apply the acquisition method of accounting for business combinations to all acquisitions where we gain a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, we (a) recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) disclose the nature and financial effects of the business combination. Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred and the net acquisition-date fair values of the assets acquired and liabilities assumed.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates inherently are uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets, including intangible assets acquired and liabilities assumed with corresponding offsets to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Variable Interest Entities

A variable interest entity (“VIE”) refers to a legal business structure wherein an investor has a controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could be significant to the VIE.

We have investments in Quantum Generative Materials LLC (“GenMat”), LP Biosciences LLC ("LPB"), LINICO Corporation (“LINICO”), and Sierra Springs Opportunity Fund, Inc. (“SSOF”), that we have determined to be VIEs. We have also determined that we do not have a controlling interest in any of these companies, as we do not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not included in our condensed consolidated financial statements.

Liquidity and Capital Resources

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have had recurring net losses from operations and have an accumulated deficit of $228.6 million as of September 30, 2021. For the nine months ended September 30, 2021, we recognized net loss of $7.6 million and cash and cash equivalents and restricted cash increased $1.0 million from $2.4 million as of December 31, 2020 to $3.4 million as of September 30, 2021.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of Tonogold Resources, Inc. ("Tonogold") common shares, the repayment of the Tonogold note receivable ("Note"), and advances to SSOF, and the planned sale of our two Silver Springs, Nevada properties ("Silver Springs Properties"). Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the sale of Tonogold securities, repayment of the Note and advances to SSOF and sale of the Silver Springs Properties, amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties held for sale, or declines in the share price of our common stock would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

Use of Estimates

In preparing GAAP financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to the Tonogold Series D Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("CPS") redeemed in 2020, impairment of equity investments, notes receivable accounted for at fair value or amortized cost, discount rates on non-interest bearing notes receivable, derivative assets and liabilities, the useful lives and valuation of properties, plant and equipment, carrying values of assets held for sale and mineral rights, deferred tax assets, fair values of net assets acquired, useful lives of intangible assets, impairment of intangibles and goodwill, reclamation liabilities, contingent liabilities, revenue contract progress toward completion, and stock-based compensation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted cash as of September 30, 2021 consists of a $500,000 escrow account with MANA related to our investment in LPB (Note 2).

Investments

Investments in Debt and Equity Securities

From time to time, we hold investments in the form of debt securities and other instruments, and equity securities.

Investments in debt are classified as trading, available for sale or held to maturity, in certain cases electing the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At the end of each reporting period, we consider whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss (Notes 2 and 17).

Investments in equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, we may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, we reassess whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings.

Investments - Equity Method and Joint Ventures:

Investments in companies and joint ventures for which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the condensed consolidated statements of operations. Upon investment, we assess whether a step up in the basis of the investee's assets has occurred and, if so, adjust our share of net earnings or losses by related depreciation and amortization expense. At the end of each reporting period, we consider whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss.

Intangible Assets and Goodwill

Purchased Intangible Assets

Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. We expense the cost of modifying and updating purchased intangible assets in the period the costs are incurred. Intangible assets with definite lives are amortized over their estimated useful lives. We amortize intangible assets on a straight-line basis, generally over periods ranging from one to ten years.

We review purchased intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment recognized is measured and recorded as the amount by which the carrying value exceeds its fair value.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in a business combination. We allocate goodwill to reporting units based on the expected benefit from the business combination. We evaluate our reporting units periodically, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach.

Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests at December 31.

Derivative Instruments

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. Changes in the fair value of derivative instruments not designated as hedges are recorded in current earnings.

The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument, and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in current earnings. We have no derivative instruments designated as hedges.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established for us by various government agencies and contractual obligations with lessors. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to current earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time, and revisions to the estimates of either the timing or amount of reclamation and abandonment costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site and processing facility. Separately, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Revenue Recognition

Real Estate Revenues

We generate rental revenues from tenants via long-term lease contracts in various forms, including lease and sublease agreements. Providing access to the leased land and facilities, and performing specified repair and maintenance services over the length of the tenant contract term represent our performance obligations under our tenant contracts. Tenant rental payments are typically due monthly or quarterly, depending on the contract.

Engineering and Construction Management Services

For the majority of our operations, services revenues are recognized when services are performed and are contractually billable. For service contracts, principally engineering and construction management service, we recognize revenue over a period of time based on estimated progress toward completion. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that has not been billed to clients is recorded as contract assets. Amounts billed to clients in excess of revenue recognized on service contracts to date are recorded as contract liabilities. Customer payments are typically due within 30 to 45 days of billing, depending on the contract.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance and other applicable inputs.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2021 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity or cash flows as previously reported.

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

In January 2020, the FASB issued ASU No. 2020-01–Investments–Equity Securities (Topic 321), Investments–Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)–Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815 (A Consensus of the Emerging Issues Task Force) which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Our adoption of this standard on January 1, 2021 did not have a material impact on our condensed consolidated financial statements.

COVID-19

For more than a year in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state.

On July 27, 2021, Nevada Governor Steve Sisolak signed Emergency Directive 047. This directive requires people in areas with substantial or high COVID-19 transmission to wear a face covering while in public indoor locations. Currently, 15 of Nevada’s 17 counties meet this threshold including Story and Lyon counties. This mandate went into effect on Friday, July 30, 2021.

We are operating in alignment with these guidelines for limiting the spread of COVID-19 and continue prioritizing the health of our employees, partners and suppliers. This includes the continuation of remote working for certain at-risk professionals and heightened monitoring of illness indicators.

2. Acquisitions and Investments

Acquisitions

Plain Sight Innovations Corporation

On September 7, 2021 we acquired 100% of the issued and outstanding equity and voting shares of PSI in exchange for 8.5 million restricted shares of our restricted common stock with a fair value of $14,952,807 (Note 17). We incurred $28,825 of legal expense in connection with the PSI acquisition, that has been recognized as selling, general and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

In support of our focus on strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, natural products and carbon-neutrality, the PSI acquisition brings an array of patented, patent-pending and proprietary process technologies that were designed to convert low cost, ubiquitous woody biomass feedstocks into cellulosic ethanol, while producing a portfolio of co-products, including renewable diesel and biomass-derived crystalline graphite, or biographite, with applications in the production of carbon neutral batteries and other electrification components. PSI also operates a commercial pilot cellulosic fuel facility based on its technologies, which converts woody biomass into cellulosic ethanol and co-product precursors for renewable diesel, biographite, bioplastics, and a portfolio of carbon neutral alternatives to fossil fuels.

The PSI purchase price consideration and initial allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (8,500,000 at $1.76 per share)	$14,952,807
Loans to Plain Sight Innovations LLC prior to acquisition	1,423,327
Total fair value of consideration transferred	16,376,134

Recognized amounts of identifiable assets acquired

Cash and cash equivalents	100,147
Intangible assets - Intellectual property (Note 9)	7,073,534
Total identifiable assets	7,173,681

Goodwill	$9,202,453

The initial purchase price allocation is subject to change.

From the acquisition date through September 30, 2021, PSI recognized no revenue and incurred a net loss of $246,422.

The pro forma financial information below represents the combined results of operations for the nine months ended September 30, 2021 as if the acquisition had occurred as of PSI’s March 1, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

September 30, 2021

Revenue	$471,838

Net loss	$(8,978,284)

FLUX Photon Corporation

On September 7, 2021, we purchased all of the intellectual property assets of PSI’s affiliate, FLUX Photon Corporation (“FPC”), in exchange for performance-based cash payments equal to 20% of our future consolidated Net Cash Flow (as defined in the related Asset Purchase Agreement) up to $18,000,000. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs for fractional inputs. We have not recorded the purchased assets or related contingent purchase consideration, as we have determined the fair value of the intellectual property is not realizable in the foreseeable future, and the contingent purchase consideration is neither probable nor reasonably estimable.

MANA Corporation

On July 24, 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA, an industrial hemp technology development, marketing, and management company, in exchange for 4.2 million restricted shares of our common stock with a fair value of $6.8 million (Note 17). Industrial hemp is a natural resource with numerous known applications, including food, feed, fuel, and fiber, and an array of emerging applications in batteries, bioplastics, and other renewable alternatives to fossil fuel derived products. We expect MANA to provide a suite of complimentary technology, marketing and other management services, with a focus on acquiring and using pre-existing and new feedstock and offtake arrangements in connection with our investment in LPB (See LP Biosciences LLC investment below). Following the acquisition, Comstock transferred its ownership interests in LPB to MANA. As part of the purchase consideration, we assumed MANA’s contingent payment obligation to Red Wolf Agro LLC equal to 20% of future MANA Net Cash Flow (as defined in the related agreement) up to $8.6 million. We have not recorded the assumed contingent liability, as we have determined it is neither probable nor reasonably estimable.

The MANA purchase price consideration and initial allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (4,200,000 at $1.63 per share)	$6,827,466
Total fair value of consideration transferred	6,827,466

Recognized amounts of identifiable assets acquired and liabilities assumed:

Intangible assets - Intellectual property (Note 9)	461,528
Total identifiable net assets	461,528

Goodwill	$6,365,938

The initial purchase price allocation is subject to change.

From the acquisition date through September 30, 2021, MANA recognized $100,000 of revenue and incurred a net loss of $1.7 million (including a $1,470,000 decrease in the fair value of the LPB derivative asset).

The pro forma financial information below represents the combined results of operations for the nine months ended September 30, 2021 as if the acquisition had occurred as of MANA’s February 16, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

September 30, 2021

Revenue	$100,000

Net loss	$(1,938,825)

Renewable Process Solutions, Inc.

On June 18, 2021, we acquired 100% of the issued and outstanding equity and voting shares of RPS, a process engineering and renewable technology development company, in exchange for 1.0 million restricted shares of our common stock, with a fair value of $2.3 million (Notes 16 and 17).

RPS was acquired to increase our core competencies in process engineering and renewable technology development necessary to facilitate the development and growth of our acquired companies and equity method investments.

The RPS purchase price consideration and initial allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (1,000,000 at $2.30 per share)	$2,304,806
Total fair value of consideration transferred	2,304,806

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	24,385
Notes receivable, net	38,459
Prepaid expenses and other current assets	4,072
Intangible assets (Note 9)	159,237
Accounts payable	(33,882)
Accrued expenses and other liabilities	(56,300)
Total identifiable net assets	135,971

Goodwill	$2,168,835

The initial purchase price allocation is subject to change.

From the acquisition date through September 30, 2021, RPS revenue and net income were $206,338 and $38,109, respectively.

The pro forma financial information below represents the combined results of operations for the nine months ended September 30, 2021 and 2020 as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented nor indicative of future operating results.

	September 30, 2021	September 30, 2020

Revenue	$587,053	$146,225

Net loss	$(7,803,424)	$17,965,168

Investments

Our investments are accounted for under the equity method, with one investment accounted for at cost less impairment.

As of September 30, 2021 and December 31, 2020, our non-current investments include:

	September 30, 2021		December 31, 2020
	Investment	Ownership %	Investment	Ownership %
LP Biosciences LLC	$4,256,016	50.00%	$—	—%
Quantum Generative Materials LLC	13,571,659	37.50%	—	—%
LINICO Corporation	5,869,421	48.78%	—	—%
Mercury Clean Up, LLC	1,989,149	25.0%	2,010,113	15.0%
MCU Philippines, Inc.	499,427	50.0%	323,770	50.0%
Pelen Limited Liability Company	578,608	25.0%	603,714	25.0%
Total equity method investments	26,764,280		2,937,597
Sierra Springs Opportunity Fund, Inc.	335,000		335,000
Total Investments	$27,099,280		$3,272,597

LP Biosciences LLC

On July 23, 2021, we executed a series of agreements with Lakeview Energy LLC (“Lakeview”) and its subsidiaries, including LP Nutrition LLC ("LPN"), pursuant to which we acquired 50% of the equity of Lakeview’s subsidiary, LPB, and agreed to provide the financing needed to retrofit LPB’s pre-existing industrial scale solvent extraction and valorization facility in Merrill, Iowa (“LPB Facility”), for the production of an array of wholesale products from up to 200,000 pounds per day of industrial hemp. We issued 3.5 million restricted shares of our common stock with a fair value of $10.8 million to LPB, $4.2 million of which was in connection with our investment and $6.6 million of which was recognized as a derivative asset in connection with our financing commitments (Notes 16 and 17). We incurred $83,016 of legal expense in connection with the LPB investment, which has been recorded to non-current investments on the condensed consolidated balance sheets as of September 30, 2021.

As of closing and September 30, 2021, we hold 50% of LPB voting membership interests, and three of our executive officers are members of the LPB six-member Manager Board. LPB is a VIE but we are not the primary beneficiary, as LPN is a 50% holder of LPB voting membership interests and three of the LPB Manager Board positions. Accordingly, we have not consolidated the accounts of LPB, which is accounted for as an equity method investment.

Also on July 23, 2021, we purchased a secured promissory note from LPB with a face value of $17.0 million in exchange for future cash payments of $15.0 million, representing a $2.0 million original issue discount. Interest on the promissory note is 13.5% per annum. Repayments are based on an amortization schedule and commence on August 31, 2022, or 90 days after LPB commences production and sales from the LPB facility. Proceeds from the secured promissory note will be exclusively used for the retrofitting of the LPB Facility for industrial hemp processing. The $15.0 million is scheduled to be paid in tranches: (i) $326,258 (“Advance Payment”) paid in June 2021, (ii) 10% of the amount stated in the LPB Facility project spend plan and any additional amounts necessary to establish and provide LPB with cash funds equal to the first six months of expenditures under the project spend plan (such initial funding amount estimated to be between $2.0 million and $2.5 million), and (iii) the balance of the $15.0 million purchase price each month thereafter at the rate stated in the project spend plan such that LPB maintains cash funds on hand equal to a rolling six-month average under the project spend plan. The purchase price of the promissory note is subject to upwards adjustment by a maximum of 20%, or $3.0 million, in the event the LPB facility start-up costs (engineering, procurement, construction, and management fees and allocable costs) exceed $15.0 million. In such event, the principal amount of the promissory note would be increased to reflect an original issue discount of 13.33% of the increase above $15.0 million. The estimated timeline for the funding is to be completed in 12 months. As of September 30, 2021, we have provided only the Advance Payment.

In June 2021, we placed $500,000 in an escrow account with MANA, and made the $326,258 non-refundable Advance Payment to LPB described above. The escrow balance and advance are included in restricted cash and prepaid expenses and other current assets, respectively, on the condensed consolidated balance sheets as of September 30, 2021. As part of the $4.2 million LPB investment described above, the MANA escrow balance will be transferred to LPN.

Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of GenMat, a developer of quantum computing technologies with the goal of accelerating material science discovery and development, and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harnesses emerging quantum computing technologies and develop new materials for use in our strategically aligned fields of interest, including global mining, battery recycling, and carbon capture. We incurred $71,659 of legal expense in connection with the GenMat investment, which has been recorded to non-current investments on the condensed consolidated balance sheets as of September 30, 2021.

At closing, we received 465,000 membership units and committed $15.0 million in cash and stock for the initial seed investment and an additional $35.0 million based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. As of September 30, 2021, we have paid $3.5 million in cash toward the $5.0 million in scheduled cash purchase payments, At closing, we issued 3.0 million restricted shares of our common stock with a fair value of $10.5 million toward the $10.0 million required stock purchase price and recorded a $0.5 million related derivative asset (Notes 16 and 17).

As of closing and September 30, 2021, we hold 48.19% of GenMat membership units, 37.5% of voting membership units, and our chief executive officer is a member and chairman of the GenMat management committee.

LINICO Corporation

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (“LINICO Stock Purchase Agreement”).

Pursuant to the LINICO Stock Purchase Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3.0 million shares of our restricted common stock with a fair value of $6,750,000 in payment of the purchase price; $6,250,000 of which was in connection with our investment and $0.5 million of which was recognized as a related derivative asset (Notes 16 and 17). The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we own 45.45% of LINICO in substance common shares and 48.78% of voting shares. Our chief executive officer is a member and Chairman of the LINICO board of directors. Judd Merrill, one of our directors, is chief financial officer of AQMS. We incurred $70,273 of legal expense in connection with the LINICO investment, which has been recorded to non-current investments on the condensed consolidated balance sheets as of September 30, 2021.

Under the LINICO Stock Purchase Agreement, we also agreed to make $4.5 million in cash payments to LINICO (“Cash Commitment”), payable in a series of installments between February 26, 2021 and September 30, 2021. As of September 30, 2021, $3.5 million has been paid, with an additional $1.0 million which is included in accounts payable at September 30, 2021 and paid on October 1, 2021, and recorded as adjustment to the derivative asset related to LINICO on the condensed consolidated balance sheets (Note 17).

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

The LINICO Lease Agreement requires LINICO to make an initial deposit by October 15, 2021 in an amount equal to $1,250,000, which was made on a timely basis, and an additional deposit (“Additional Deposit”) by November 1, 2022, in an amount equal to $2,000,000, both to be credited towards the purchase price of the facility. The LINICO Stock Purchase Agreement grants us the option to fund the Additional Deposit with shares of our common stock (in no event will we issue shares to LINICO pursuant to the LINICO Stock Purchase Agreement that exceed 19.9% of our total issued and outstanding shares of common stock as of February 15, 2021).

Mercury Clean Up, LLC

The Mercury Remediation Pilot, Investment and Joint Venture Agreement (as amended, the "MCU Agreement") contains a provision whereby we are were required to issue additional shares of our common stock for a make whole difference between the value of the 900,000 previously issued shares of our common stock received by Mercury Clean Up, LLC ("MCU") and our required stock-based investment of $850,000. In May 2020, we issued to MCU 650,000 additional shares of our common stock to reduce the make whole difference. During January and February 2021, MCU sold the 625,000 common shares for net proceeds of $1.1 million, resulting in a $0.8 million excess contribution, which was paid to us in February 2021 (Note 17).

MCU Philippines, Inc.

On December 4, 2020, we formalized a non-interest-bearing note receivable from MCU Philippines, Inc. ("MCU-P") that had a fair value based on the discounted present value of future payments of $855,866, which was comprised of the $1,180,000 face amount less implied interest of $324,134, which was recognized as consideration for our December 4, 2020 investment in MCU-P. As of December 31, 2020, the net balance of the note receivable was $860,940. On March 5, 2021, we loaned an additional $820,000 to MCU-P, increasing the face value of the non-interest-bearing note receivable to $2,000,000. Implied interest of $189,337 for the additional loan increased the value of our investment in MCU-P to $513,107. The discounted present value was calculated using a rate of 7.1%, which was based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. The additional loan amount resulted in our ownership interest in MCU increasing from 15% to 25%. As of September 30, 2021, the net balance of the note receivable is $1,569,306 which is recorded on the condensed consolidated balance sheets in notes receivable and advances, net. For the three and nine months ended September 30, 2021, we recognized implied interest income of $28,987 and $107,644, respectively. The note receivable matures on December 31, 2024.

Sierra Springs Opportunity Fund, Inc.

During 2019, Comstock invested $335,000 into a qualified opportunity zone fund, SSOF, which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. We expect to own 9% of SSOF upon issuance by SSOF of all 75.0 million authorized shares to investors. As of September 30, 2021, our $335,000 investment in SSOF and 6.7 million voting shares represent 12.0% of total as converted SSOF common shares and the $0.5 million investment and 9.0 million voting shares of our Chief Executive Officer and two of our Directors represent 16.4% of total as converted SSOF common shares. Our Chief Executive Officer is President and a Director of SSOF and an Executive and a Director of SSE.

As of September 30, 2021, Comstock’s $335,000 investment in SSOF is recorded to non-current investments on the condensed consolidated balance sheets. The investment is accounted for at cost less impairment. Management has identified no events or changes in circumstances that have a significant adverse effect on the carrying value of the investment.

For the three and nine months ended September 30, 2021, we advanced SSOF an additional $0.3 million and $3.0 million, respectively, increasing total advances to $4.7 million, to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid on or before the sale of our Silver Springs Properties to SSE during the first half of 2022 (Note 5). The $4.7 million of advances are recorded on the condensed consolidated balance sheets as of September 30, 2021 in notes receivable and advances, net.

3. Tonogold Resources, Inc.

On September 8, 2020, the remaining membership interests of Comstock Mining LLC were purchased by Tonogold. The fair value of the Tonogold consideration for 100% of the membership interests was $18.8 million, including cash, the CPS, and the Note. Our gain on the sale was $18.3 million, recorded during the three and nine months ended September 30, 2020 on the condensed consolidated statements of operations.

There are three agreements between the Company and Tonogold associated with the September 2020 sale of the membership interests of Comstock Mining LLC: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for our American Flat processing facility.

Under the three agreements, Tonogold is required to reimburse certain payments made by Comstock including but not limited to all costs associated with owning certain properties, and certain option, interest expense and lease payments. For the three and nine months ended September 30, 2021, total related reimbursements and lease income were $0.8 million and $2.5 million, respectively, in comparison to $1.0 million and $2.2 million for the prior year comparable periods. Reimbursements for the nine months ended September 30, 2021 include the $812,500 reimbursement of the Northern Comstock accelerated payment added to the Note principal balance in March 2021, and the $1.0 million added to the Note principal balance in June 2021.

As of September 30, 2021, we held 8.9 million shares of Tonogold common stock with fair value of $1.0 million, which were converted from Tonogold CPS in 2020 (Note 17).

In connection with Tonogold's acquisition of Comstock Mining LLC, we recorded the Note due from Tonogold on the consolidated balance sheets, with a principal amount of $4,475,000 and a 12% annual interest rate. Interest is due and payable monthly with the principal originally due and payable on September 20, 2021 and extended to March 31, 2022.

On March 3, 2021, we made a $812,500 accelerated payment to Northern Comstock pursuant to the Northern Comstock operating agreement (Note 23). Primarily as a result of the Northern Comstock accelerated payment, the Note was amended in March 2021, which included adding $812,500 for Tonogold’s Northern Comstock accelerated payment reimbursement obligation and an amendment fee of $262,500 to the principal amount of the Note, increasing the principal amount to $5,550,000.

The Note was further amended in June 2021, to add $1.0 million for certain Tonogold, Northern Comstock and other reimbursement obligations and an amendment fee of $100,000 to the principal amount of the Note, increasing the principal amount to $6,650,000 (Note 17).

4. Notes Receivable and Advances, Net

Notes receivable and advances, net as of September 30, 2021 and December 31, 2020 include:

	September 30, 2021	December 31, 2020
Tonogold note receivable, face value	$6,650,000	$4,475,000
Unrealized gain	406,000	1,023,500
Tonogold note receivable, fair value (Notes 3 and 15)	7,056,000	5,498,500
SSOF advances receivable (Note 2)	4,685,000	1,650,000
Other notes receivable	138,459	—
Total notes receivable and advances, net - current portion	11,879,459	7,148,500
MCU-P note receivable, face value	2,000,000	1,180,000
Unamortized discount for implied interest	(430,694)	(319,060)
Note receivable, net - non-current (Note 2)	1,569,306	860,940
Total notes receivable and advances, net	$13,448,765	$8,009,440

5. Assets Held for Sale

We previously committed to a plan to sell certain land, buildings, and water rights. As of September 30, 2021 and December 31, 2020, we had assets, with a value of $6.3 million, that met the criteria to be classified as assets held for sale.

Assets held for sale as of September 30, 2021 and December 31, 2020 include:

	September 30, 2021	December 31, 2020
Silver Springs Properties:
DTSS (Land)	$3,589,876	$3,589,876
Industrial Park (Land and water rights)	2,738,462	2,738,462
Total assets held for sale	$6,328,338	$6,328,338

We entered into agreements to sell the two Silver Springs Properties to SSE, a subsidiary of SSOF on September 26, 2019, as amended (Note 2). The agreements, as amended, include the sale of 98 acres of industrial land and senior water rights for $6.5 million, and 160 acres of commercial land along with its rights in the membership interests in DTSS for $3.6 million. During 2020 and 2019, we received $0.1 million and $0.3 million, respectively, in escrowed deposits from SSE for the sale of these assets and expect the sales to close in 2021. Total deposits of $0.4 million are included in deposits liability on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accounts receivable - Service income	$179,720	$—
Accounts receivable - Tonogold	192,088
Accrued interest receivable	165,626	—
Land and property deposits	—	12,600
Surety bond and insurance	73,019	139,527
Stock sales proceeds receivable	—	200,000
Pelen option	200,000	100,000
LPB non-refundable advance	326,258	—
Other	219,900	228,951
Total prepaid expenses and other current assets	$1,356,611	$681,078

On December 16, 2020, we entered into a securities purchase agreement with Wingfield Tono, LP (“Wingfield”), and agreed to sell 15,666,667 Tonogold common shares at $0.33 per share in three closings. On December 23, 2020, we transferred 3,333,333 Tonogold common shares to Wingfield for total proceeds of $1.1 million. As of December 31, 2020, we had received $0.9 million in connection with the securities purchase agreement. On April 13, 2021, Wingfield returned 606,601 of the Tonogold common shares previously transferred under the Wingfield securities purchase agreement. The return of the shares eliminated a $200,000 receivable from Wingfield and terminated the securities purchase agreement.

On September 1, 2020, we paid $100,000 for a one-year option to purchase the remaining 75% of the membership interests of Pelen Limited Liability Company ("Pelen") not owned by the Company for a purchase price of $3,750,000. On August 26, 2021, we paid an additional $100,000 for a one-year extension of the option to purchase the remaining 75% membership interests for a purchase price of $4.4 million less a $0.1 million credit for the option payments.

On June 8, 2021, we made a $326,258 non-refundable advance to LPB to fund certain costs associated with a financing of the retrofit of the LPB Facility.

As of and for the nine months ended September 30, 2021, RPS accounts receivable of $112,200 and other services revenue of $206,338 were recognized for LINICO, in which we have a 48.78% investment interest. MANA recognized $100,000 of other services revenue for LPB, in which we have a 50.0% investment interest (Note 2).

7. Mineral Rights and Properties and Properties, Plant and Equipment, Net

Mineral Rights and Properties

Mineral rights and properties as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Dayton resource area	$2,971,838	$2,971,838
Spring Valley area	1,630,332	1,630,332
Occidental area	1,002,172	1,002,172
Oest area	307,522	307,522
Northern extension	157,205	157,205
Northern targets	161,920	121,170
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
	$6,638,394	$6,597,644

These mineral rights and properties are segmented based on our identified resource areas and exploration targets. During the three and nine months ended September 30, 2021 and 2020, we did not record any depletion expense, as none of the properties are in production.

On January 17, 2021, we acquired two patented lode mining claims. The two patents, totaling 34 acres, are located at the north end of the Occidental trend in Storey County, Nevada. The claims were purchased for a total of $40,750.

All of our mineral exploration and mining lease payments are classified as mining and mining claims costs and expenses in the condensed consolidated statements of operations.

Properties, Plant and Equipment, Net

Properties, plant and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Land and buildings leased to others
Daney Ranch	$2,261,263	$2,261,263
Gold Hill Hotel	753,272	753,272
Other real estate	314,526	314,526
Less accumulated depreciation	(1,318,373)	(1,196,426)
Total, net	2,010,688	2,132,635

Property, plant, and equipment for mineral processing
American Flat land and buildings	6,500,817	6,500,817
Crushing, processing, and refining plant and equipment	21,113,178	21,113,178
Less accumulated depreciation	(22,103,194)	(21,943,657)
Total, net	5,510,801	5,670,338

Other property and equipment
Comstock corporate campus	1,549,453	1,549,453
Vehicle and equipment	2,267,916	2,267,916
Furniture and fixtures	556,860	549,860
Less accumulated depreciation	(3,608,574)	(3,545,502)
Total, net	765,655	821,727

Total properties, plant and equipment, net	$8,287,144	$8,624,700

During the three and nine months ended September 30, 2021, we recognized depreciation expense of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2020, we recognized depreciation expense of $0.8 million and $1.0 million, respectively. This included $0.7 million of depreciation, included in real estate operating costs for the three months ended September 30, 2020, for the Gold Hill Hotel and Daney Ranch properties, to recognize the depreciation that would have been recognized had the properties not been held for sale in prior periods.

8. Reclamation Bond Deposit

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that, after the completion of such mining projects, the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, we have a $6.8 million reclamation surety bond with the State of Nevada’s Bureau of Mining Regulation and Reclamation as of September 30, 2021. In addition, we have a $0.5 million surety bond with Storey County, Nevada related to mine reclamation as of September 30, 2021. As part of the surety agreement, we agreed to pay a 2% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million as of September 30, 2021 and December 31, 2020.

The reclamation bond deposit as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Surety bond cash collateral	$2,588,943	$2,588,768
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,695,879	$2,695,704

The total cash collateral is a component of the reclamation bond deposit on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

9. Intangible Assets and Goodwill

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following (Notes 2 and 17):

Description	Estimated Economic Life	September 30, 2021	December 31, 2020

RPS
Technology-related
License agreement	2 years	$16,619	$—
Contract-related
Distribution agreement	7 years, 7 months	19,733	—
Customer contract	9 months	122,885	—
		159,237	—

MANA
Contract-related
Customer contract	1 year	461,528	—

PSI
Technology-related
License agreements	10 years	494,133	—
PSI-developed technology	10 years	6,579,401	—
		7,073,534	—

Total intangible assets		7,694,299	—

Accumulated amortization		(218,387)	—

Intangible assets, net		$7,475,912	$—

The estimated economic lives shown above were as of the closing dates of the respective acquisitions. The estimated economic lives of the RPS license agreement, distribution agreement and customer contract, and the MANA customer contract, are based on the specified terms of the respective agreements. The estimated economic lives of the PSI license agreements and developed technology are based on the midpoint of the indicated lives derived from the related valuation analyses.

The RPS license agreement relates to certain technology used in the provision of RPS engineering and development services. The RPS distribution agreement relates to exclusive North American distribution rights for equipment developed and manufactured by a third-party supplier. The RPS customer contract relates to the provision of certain engineering services to LINICO in connection with its lithium-ion battery recycling operations. The customer contract contains no warranties or other obligations beyond the provision of professional services.

The MANA customer contract relates to the provision of certain management services to LPB in connection with their retrofit of the LPB Facility, as well as a suite of complimentary technology, marketing and other management services, with a focus on acquiring and using pre-existing and new feedstock and offtake arrangements in connection with our investment in LPB (Note 2). The customer contract contains no warranties or other obligations beyond the provision of professional services.

With respect to the PSI license agreements, PSI is party to an asset purchase agreement and three license agreements with American Science and Technology Corporation (“AST”) pursuant to which PSI agreed to (i) acquire substantially all of AST’s assets in exchange for $3,920,000 with a payment schedule consisting of (a) $35,000 per month from May 1, 2021 to April 30, 2023, (b) $1,750,000 on April 30, 2023, and (c) $1,750,000 on April 30, 2024; and, (ii) license AST’s intellectual properties for use at three customer facilities in exchange for (a) three facility-specific license fees of $500,000 each, and (b) a royalty fee equal to 1.0% of the gross revenue of each of the three licensed facilities. The AST transaction documents additionally provide PSI with the exclusive right to access and fully use the AST assets for so long as PSI remains current with the foregoing payment provisions. As of the September 7, 2021, PSI acquisition date, one facility-specific license had been purchased by PSI.

Also with respect to the PSI license agreements, PSI is party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual Properties, Inc. (“VTIP”) pursuant to which PSI agreed to (i) pay Virginia Tech $234,755 to conduct sponsored research for PSI (as of the September 7, 2021 PSI acquisition date, $24,336 remained to be paid); and (ii), license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of PSI’s net sales, subject to a minimum annual royalty of $5,000 per year.

Future minimum amortization expense is as follows as of September 30, 2021:

Remainder of 2021	$335,738
2022	990,386
2023	714,506
2024	710,351
2025	710,351
Thereafter	4,014,580
$7,475,912

Goodwill as of September 30, 2021 and December 31, 2020 is presented below (Note 2):

	September 30, 2021	December 31, 2020

RPS	$2,168,835	$—
MANA	6,365,938	—
PSI	9,202,453	—
Total goodwill	$17,737,226	$—

Goodwill recorded in connection with the RPS, MANA and PSI acquisitions represents the future economic benefits arising from other assets acquired in the business combinations that are not individually identified and separately recognized. Goodwill is considered a residual value and is a function of the excess of the fair value of the total purchase price consideration for the acquisitions over the fair value of the separately recognized net assets, including tangible and intangible assets net of assumed liabilities. The elements of goodwill that are not separable into identifiable intangible assets represent the future value generating capacity of the overall businesses and the acquirer’s ability to create incremental value, and include the value of the assembled workforces and subcontractors with the expertise and experience to facilitate the generation of that value.

10. Other Assets

Other assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid Northern Comstock LLC contributions, net (Note 23)	$308,137	$—
Other long-term receivables and prepaid expenses	101,000	154,950
Long-term deposits	24,355	24,354
	$433,492	$179,304

11. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued Northern Comstock LLC contributions, net (Note 23)	$—	$180,833
Accrued payroll costs	235,353	153,615
Accrued board of directors' fees	—	60,000
Accrued vendor liabilities	100,769	136,499
Other accrued expenses	83,458	4,000
Total accrued expenses and other liabilities	$419,580	$534,947

During the nine months ended September 30, 2021, the $56,300 RPS SBA loan was repaid.

12. Leases

Lease Expense

For the three and nine months ended September 30, 2021, the fixed operating lease expense was $2,525 and $7,575, respectively, with 7.01 years remaining on the lease at September 30, 2021. For the three and nine months ended September 30, 2020, the fixed operating lease expense was $2,250 and $6,750, respectively, with 8.1 years remaining on the lease.

We have the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	September 30, 2021	December 31, 2020
Operating lease right-of-use asset	Other assets	$48,034	$51,294

Operating lease liability - current	Accrued expenses and other liabilities	$4,195	$3,650
Operating lease liability - long-term	Other liabilities	46,583	49,791
Total operating lease liabilities		$50,778	$53,441

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

Remainder of 2021	$2,375
2022	9,650
2023	9,950
2024	10,250
2025	10,550
Thereafter	31,500
Total operating lease payments	74,275
Less: Imputed interest	(23,497)
Present value of lease liabilities	$50,778

Lease Income

Real estate revenue from operating leases on our land and buildings leased to others (Note 7) recorded on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Daney Ranch	$27,000	$9,000	$81,000	$9,000
Gold Hill Hotel	13,575	13,500	33,725	61,500
Lab and office space	—	5,000	—	20,000
Land	4,500	4,500	13,500	13,500
All other residential	11,300	17,425	31,275	42,225
Total real estate revenue from operating leases	$56,375	$49,425	$159,500	$146,225

Maturities of lease payments for operating leases on our land and buildings leased to others are as follows:

Remainder of 2021	$60,075
2022	180,025
2023	166,325
2024	22,725
Thereafter	—
Total Minimum Lease Income	$429,150

On February 1, 2021, we signed a lease, as lessor, with Gold Hill Management LLC to lease the Gold Hill Hotel. The lease term began on April 1, 2021 and ends on March 31, 2024. The agreement includes the payment of $19,500 in previously deferred rent from the previous month-to-month tenant, Crown Point Management LLC. The rent is $4,525 per month for the first year, inclusive of real estate taxes, increasing to $6,050 per month for the second year, and $7,575 per month for the third year. At the end of the three-year term, the tenant may renew the lease for up to two additional five-year periods, at a rate of $8,000 per month. The options to extend are not included in the lease payments to be received on an annual basis in the above table.

13. Long-Term Debt

Long-term debt as of September 30, 2021 and December 31, 2020 consisted of the following:

Note Description	September 30, 2021	December 31, 2020
Georges Trust Unsecured Promissory Notes - 12% interest, due September 2021	$—	$1,389,014
Concorde Trust Unsecured Promissory Note - 12% interest, due 2021	—	683,263
Bean Trust Unsecured Promissory Note - 12% interest, due 2021	—	290,386
GHF Inc Unsecured Promissory Note - 12% interest, due September 2021	—	916,712
Note Payable (Caterpillar Financial Services) - 5.7% interest	—	404,373
Total debt	—	3,683,748
Less: debt discounts and issuance costs	—	(126,043)
Total debt, net of discounts and issuance costs	—	3,557,705
Less: current maturities	—	(3,557,705)
Long-term debt, net of discounts and issuance costs	$—	$—

Unsecured Promissory Notes

On March 4, 2021, we retired our unsecured promissory notes ("Promissory Notes") by paying the remaining principal balance of $3.1 million plus earned OID of $0.1 million. For the nine months ended September 30, 2021, interest expense on the Promissory Notes was $139,213, which includes OID amortization of $71,289.

GF Comstock 2 LP Debenture

On August 11, 2020, we retired the GF Comstock 2 LP debenture ("Debenture") by paying the remaining principal balance of $4.0 million, plus the remaining make whole obligation of $0.2 million and recognized a loss on early retirement of debt of $51,000. Interest expense on the Debenture was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, of which Tonogold reimbursed $0.04 million and $0.3 million, respectively which was netted against interest expense in the consolidated statements of operations.

Caterpillar Equipment Facility

On March 4, 2021, we retired the Caterpillar Financial Services loan by paying the remaining principal balance of $296,171.

14. Long-Term Reclamation Liability and Retirement Obligation Asset

We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our sites after mining and mineral processing operations are completed. These reclamation actions are conducted in accordance with plans reviewed and approved by appropriate regulatory agencies.

As of September 30, 2021 and December 31, 2020, we had accrued a long-term liability of $5.4 million and $6.1 million. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County, Nevada. Effective January 1, 2021, we updated the expected reclamation commencement date to December 31, 2025. This resulted in a reduction in the liability of $926,434. The adjustment in excess of the net retirement obligation asset of $57,964 was $868,471 as of January 1, 2021 and was recorded as a credit to environmental and reclamation costs and expenses in the condensed consolidated statements of operations.

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

The accretion of the reclamation liability for the three and nine months ended September 30, 2021 totaled $79,883 and $236,097, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations. The accretion of the reclamation liability for the three and nine months ended September 30, 2020 totaled $5,178 and $15,533, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations. The amortization of the retirement obligation asset for the three and nine months ended September 30, 2021 was $0. The amortization of the retirement obligation asset for the three and nine months ended September 30, 2020 was $14,491 and $43,472, respectively, and was a component of environmental and reclamation costs and expenses in the condensed consolidated statements of operations.

Following is a reconciliation of the mining retirement liability associated with our reclamation plan for the mining projects as of September 30, 2021 and December 31, 2020:

	Nine Months Ended	Twelve Months Ended
	September 30, 2021	December 31, 2020
Long-term reclamation liability — beginning of period	$6,054,919	$6,034,208
Reduction of obligation due to extension of time	(926,434)	—
Accretion of reclamation liability	236,097	20,711
Long-term reclamation liability — end of period	$5,364,582	$6,054,919

15. Commitments and Contingencies

Contingent Payment Obligations

Red Wolf Agro LLC

MANA has a contingent payment obligation to Red Wolf Agro LLC equal to 20% of future MANA Net Cash Flow (as defined in the related agreement) up to $8.6 million. This amount has not been recorded in our condensed consolidated financial statements for the three and nine months ended September 30, 2021, as it has been determined to be neither probable nor reasonably estimable.

FLUX Photon Corporation

We have contingent consideration payments to FPC equal to 20% of our future Net Cash Flow (as defined in the FPC Asset Purchase Agreement) up to $18 million, related to intangible assets acquired from FPC. We do not expect to realize the intangible assets or incur the contingent consideration payments in the foreseeable future. Accordingly, these amounts have not been recorded in our condensed consolidated financial statements for the three and nine months ended September 30, 2021, as they have been determined to be neither probable nor reasonably estimable (Note 2).

Mineral Rights Leases and Royalties

We lease certain mineral rights and properties under operating leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows as of September 30, 2021:

Remainder of 2021	$25,500
2022	114,000
2023	114,000
2024	108,000
2025	110,000
Thereafter	1,686,250
$2,157,750

Lease expense for the three and nine months ended September 30, 2021 was $25,150 and $87,735, respectively. Tonogold reimbursements of lease costs for the three and nine months ended September 30, 2021 were $25,150 and $71,350 respectively.

Lease expense for the three and nine months ended September 30, 2020 was $14,850 and $40,550, respectively. Tonogold reimbursements of lease costs for the three and nine months ended September 30, 2020 were $14,850 and $40,550, respectively.

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

Regulatory Compliance

Our mining and exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. We believe our operations are in compliance with applicable laws and regulations, in all material respects. We continuously make expenditures to comply with such laws and regulations and we cannot predict the full amount of such future expenditures.

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

On July 30, 2021 Judge Estes of the Third Judicial District Court in Lyon County, Nevada ruled in favor of Lyon County and Comstock Mining and awarded attorney fees and costs to be paid by the plaintiffs in the sum of $50,000 to Lyon County and $203,151 to Comstock Mining. On August 27, 2021 the CRA filed a notice of appeal to the Nevada Supreme Court.

Litigation

On or about February 27, 2020, we received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, front pay and other compensatory damages as well as interest and legal fees and costs. On September 8, 2021, OSHA notified the three former employees that it was dismissing their complaint after OSHA was informed that the former employees were instead planning to file a complaint in federal court. On August 20, 2021, the former employees filed a lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the wrongful termination of their employment. We believe those terminations were lawful and intend to vigorously defend the complaint.

As of September 30, 2021 and December 31, 2020, we have accrued severance of $84,166 in connection with this lawsuit, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

16. Equity

Issuance of Registered Shares of Common Stock

On September 28, 2021, we entered into an equity purchase agreement (“2021 Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement is 24 months. We agreed to deliver to Leviston additional shares of common stock, for no additional consideration, with a fair value of $100,000, on the first settlement date with respect to a put notice delivered by us, and $150,000 upon the written request of Leviston. For the three months ended September 30, 2021, we issued to Leviston 421,235 common shares with an aggregate sales price of $1.0 million, at an average price per share of $2.37, and an additional 34,965 common shares in due diligence fees. As of September 30, 2021, the 2021 Leviston Equity Agreement has $4.0 million of remaining capacity.

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

On February 8, 2021, we entered into an equity purchase agreement (“2021 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement was 24 months. We agreed to deliver to Leviston additional shares of common stock with a fair value of $250,003, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the nine months ended September 30, 2021, we issued to Leviston 1,551,760 common shares with an aggregate sales price of $5.0 million, at an average price per share of $3.22, and an additional 50,907 common shares in commitment and due diligence fees. As of September 30, 2021, the 2021 Leviston Sales Agreement has no remaining capacity.

Gross proceeds from and fees related to the issuance of shares of our common stock pursuant to registered equity issuance agreements for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020
Number of shares sold	5,972,995	5,747,608

Gross proceeds	$21,999,999	$4,197,621
Cash common stock issuance costs	(1,064,499)	(130,070)
Net proceeds	$20,935,500	$4,067,551

Average price per share	$3.68	$0.73

Issuance of Unregistered Shares of Common Stock

Issuance of restricted shares of our common stock in connection with acquisitions and investments for the nine months ended September 30, 2021 are as follows:

Issuance Date	Acquisition/Investment	Common Shares Issued	Restriction Period
June 18, 2021	Renewable Process Solutions Inc.	1,000,000	(A)
July 23, 2021	MANA Corporation	4,200,000	(A)
September 7, 2021	Plain Sight Innovations Corporation	8,500,000	(A)
Total Business Acquisitions		13,700,000

February 16, 2021	LINICO Corporation	3,000,000	(B)
June 24, 2021	Quantum Generative Materials LLC	3,000,000	(B)
July 23, 2021	LP Biosciences LLC	3,500,000	(C)
Total Equity Method Investments		9,500,000

August 27, 2021	Northern Comstock LLC	163,156	(B)

Total Common Shares Issued		23,363,156	(D)

(A) 28% six months from issuance date; additional 8% becomes unrestricted semi-annually through 5 years from issuance date.
(B) Six months from issuance date
(C) Six months from issuance date. On September 30, 2021, we filed a prospectus on Form S-3 with the Securities and Exchange
Commission to register the 3,500,000 shares of common stock issued to LPB for resale at a proposed maximum offering price per unit of $2.71.
(D) Excludes 55,965 restricted shares issued to Leviston in connection with registered share issuances.

17. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets at September 30, 2021 measured at fair value on a recurring basis:

		Fair Value Measurements as of
		September 30, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold	$1,032,461	$1,032,461	$—	$—
Tonogold note receivable (Note 3)	7,056,000	—	—	7,056,000
LINICO derivative asset (Note 2)	6,260,000	—	6,260,000	—
LPB derivative asset (Note 2)	5,172,000	—	5,172,000	—
Common shares of Elevation	19,257	19,257	—	—
Total Assets	$19,539,718	$1,051,718	$11,432,000	$7,056,000

Liabilities:
GenMat derivative liability (Note 2)	$(1,990,000)	$—	$(1,990,000)	$—
Total Liabilities	$(1,990,000)	$—	$(1,990,000)	$—

The following table presents our assets and liabilities at December 31, 2020 measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Common shares of Tonogold	$3,939,558	$3,939,558	$—	$—
Tonogold note receivable (Note 3)	5,498,500	—	—	5,498,500
MCU derivative asset (Note 2)	265,127		265,127	—
Common shares of Elevation	40,165	—	40,165	—
Total Assets	$9,743,350	$3,939,558	$305,292	$5,498,500

During the nine months ended September 30, 2021, the common shares of Elevation Gold Mining Corporation ("Elevation") (previously Northern Vertex) were transferred from Level 2 to Level 1 as a result of the restriction period expiring on March 1, 2021. For the nine months ended September 30, 2021 and 2020, there were no other transfers of assets and liabilities between Level 1, Level 2 and Level 3.

The following tables provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$7,246,000	$10,581,334	$5,498,500	$9,080,000
Total change in fair value recognized in earnings
Tonogold convertible preferred shares	—	(2,499,000)	—	(2,544,000)
Tonogold contingent forward asset	—	(647,502)	—	765,880
Tonogold note receivable (Note 3)	(190,000)	256,000	(617,500)	256,000
	(190,000)	(2,890,502)	(617,500)	(1,522,120)
Additions
Tonogold note receivable (Note 3)		6,141,497	2,175,000	6,141,497
Tonogold contingent forward asset	—	—	—	1,232,952
	—	6,141,497	2,175,000	7,374,449
Transfers
Conversion of Tonogold convertible preferred shares to Tonogold common	—	(2,820,000)	—	(3,920,000)
	—	(2,820,000)	—	(3,920,000)
Deductions:
Settlement of Tonogold contingent forward asset	—	(1,998,832)	—	(1,998,832)
	—	(1,998,832)	—	(1,998,832)

Ending balance	$7,056,000	$9,013,497	$7,056,000	$9,013,497

Valuation Methodologies

Following is a description of the valuation methodologies used for our financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Common Shares of Tonogold

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At September 30, 2021 and December 31, 2020, we held 8.9 million and 13.1 million Tonogold common shares with fair values of $1.0 million and $3.9 million, respectively. The fair values of the common shares are based on the $0.12 and $0.30 closing share prices (OTC: TNGL), respectively. We recorded unrealized losses of $0.3 million and $2.2 million for the change in fair value in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. We recorded unrealized gains of $2.4 million and $3.8 million for the change in fair value in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. The Tonogold common shares are classified within Level 1 of the valuation hierarchy.

Tonogold Note Receivable

The Tonogold Note may be converted into Tonogold common shares, at the sole discretion of the Company, at the Maturity Date, upon an event of default or upon a partial or whole prepayment by Tonogold. The Maturity Date may be extended at the Company’s option if an event of default has occurred or is expected to occur or a fundamental transaction (as defined by the Note) has been announced but not yet closed. Because of the embedded features, the Company made the irrevocable election to report the Note on a fair value basis. The Note principal was originally due and payable on September 20, 2021, and has been extended to March 31, 2022. The Note was amended on March 31, 2021 and June 1, 2021 to its current principal balance of $6,650,000.

The Company recorded the Note at an initial fair value of $6.1 million as of September 8, 2020. The fair value of the Note was based on a Monte Carlo model with the following inputs: Tonogold common share price - $0.35; volatility – 96%; risk free rate – 0.15%; cost of debt – 11.12%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021.

At December 31, 2020, the fair value of the Note was $5.5 million based on a Monte Carlo model with the following inputs: Tonogold common share price – $0.30; volatility – 89%; risk free rate – 0.09%; cost of debt – 7.62%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% as of June 2021; probability of default – 27% as of September 2021.

At September 30, 2021, the fair value of the Note was $7.1 million based on a Monte Carlo model with the following inputs: Tonogold common share price – $0.11; volatility – 54%; risk free rate – 0.05%; cost of debt – 6.93%; conversion premium – 30%; probability of prepayment – 0% ; probability of default – 28% as of March 2022. We recorded other expense of $0.2 million and $0.6 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, which represented changes in fair value of the Note. The Note is classified within Level 3 of the valuation hierarchy.

LINICO Derivative Asset

On February 16, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the $500,000 fair value of the derivative asset was determined based on the excess of the fair value of 3.0 million shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The fair value of the shares was based on the $2.25 closing price per share of our common stock on that date. As of September 30, 2021, the $6.3 million fair value of the derivative asset is based on the same number of shares and the $2.67 closing price per share of our common stock plus $4.5 million of Cash Commitment payments made to LINICO. We recorded an unrealized loss of $2,880,000 and an unrealized gain of $1,260,000 for the change in fair value of the LINICO derivative asset in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. The derivative asset is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Asset and Liability

On June 24, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3.0 million shares of our common stock issued to and held by GenMat over the $10.0 million contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. As of September 30, 2021, the $1,990,000 fair value of the derivative liability is based on the same number of shares and the $2.67 closing price per share of our common stock on that date. We recorded unrealized losses for the change in fair value of the GenMat derivative liability of $2.9 million and $2.5 million in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

LPB Derivative Asset

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3.5 million shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. As of September 30, 2021, the $5,172,000 fair value of the derivative asset is based on the same number of shares and the $2.67 closing price per share of our common stock on that date. We recorded an unrealized loss for the change in fair value of the LPB derivative asset of $1.5 million in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021. The derivative asset is classified within Level 2 of the valuation hierarchy.

Common Shares of Elevation

During 2020, we sold certain mining claims in exchange for 100,000 shares of common stock of Eclipse, which were restricted from sale through March 1, 2021. As of December 31, 2020, the fair value of the Company’s investment was based on the $0.43 closing price per share of the stock with a discount of $3,010 calculated based on a required holding period of 0.17 years, risk-free rate of 0.08% and volatility of 74.0%. In February 2021, Eclipse merged with Northern Vertex and our 100,000 shares of Eclipse were converted to 109,000 Northern Vertex shares. On March 1, 2021, the restriction period expired. In September 2021, Northern Vertex changed its name to Elevation Gold Mining Corporation ("Elevation") and had a share consolidation of its common shares on a one for six basis resulting in the consolidation of our shares to 18,167 shares. The fair value of the shares of $19,257 as of September 30, 2021 is based on the closing price per share of $1.06. We recorded an unrealized loss of

$9,628 and $20,908 for the reduction in fair value of the Northern Vertex shares in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. Upon expiration of the restriction period in February 2021, the Northern Vertex common shares were transferred from Level 2 to Level 1 of the valuation hierarchy.

MCU Derivative Asset

On December 4, 2020, we recorded a derivative asset on the consolidated balance sheets in connection with our $2.0 million purchase of 15% of MCU membership interests. As of December 31, 2020, the $265,127 fair value of the derivative asset was based on 625,000 shares of our common stock issued as a portion of the purchase price, and the $1.04 closing price per share of our common stock. During the nine months ended September 30, 2021, MCU sold all 625,000 shares, resulting in a final derivative asset fair value of $762,377 based on the excess of actual net proceeds and cash payments to MCU over the $2 million purchase price. We received a cash payment of $762,377 from MCU in February 2021 in full satisfaction of any excess proceeds from the sale of the stock, which was applied to the derivative asset, resulting in no remaining fair value as of September 30, 2021. We recorded $497,250 for the change in fair value of the derivative asset in other income (expense) in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The derivative asset was classified within Level 2 of the valuation hierarchy.

Tonogold Contingent Forward

On March 20, 2020, Tonogold issued to the Company a senior secured convertible note with a principal amount of $5,475,000 reflecting Tonogold’s intent to purchase additional membership interests in Comstock Mining LLC in the future at a specified price. The Contingent Forward included the following features: 1) conversion feature allowing Comstock, at our sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock to redeem the note in cash at a 125% premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118% premium; and 4) a payment modification included in the Contingent Forward. The fair value of the Contingent Forward was based on a Monte Carlo model with various inputs. These inputs included the Tonogold common share price of $0.35 on September 8, 2020, volatility of 96.0%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30.0%, probability of prepayment of 5%, probability of change in control of 5% and probability of default of 27%. We recorded $0.6 million in other expense and $0.8 million in other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. The contingent forward asset was netted against the gain on sale of Comstock Mining LLC recorded for the year ended December 31, 2020.

Tonogold Convertible Preferred Shares

The consideration received for Tonogold's acquisition of Comstock Mining LLC included shares of the Tonogold CPS. Since the CPS were not listed securities, and had no readily available market, we elected the fair value option for this instrument.

The value of the CPS as of September 30, 2020 was based on 120% of par value as a result of several factors, which made it likely that Tonogold would be able to apply the redemption provision of the CPS. We recorded $2.5 million and $2.5 million in other income and other expense, respectively, related to the changes in fair value of the CPS in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. The Company held no shares of Tonogold CPS at September 30, 2021 and December 31, 2020.
Other Financial Instruments

As of September 30, 2021, the carrying amount of cash and cash equivalents and notes receivable carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used in determining the fair values of the nonrecurring stock purchase price consideration and intangible assets recorded in connection with the three acquisitions completed during the nine months ended September 30, 2021 (Notes 2 and 17), all of which are classified within Level 3 of the valuation hierarchy.

PSI Stock Purchase Price Consideration

On September 7, 2021, we entered into a Securities Purchase Agreement to purchase 100% of PSI equity and voting shares from the former shareholders of PSI. Under the agreement, the purchase price was paid through the issuance of 8.5 million restricted shares of our common stock to the former shareholders, with an estimated fair value of $14,952,807. The restricted shares issued are subject to lockup provisions wherein 28.0% of the restricted shares (2,380,000 shares) are released from resale restrictions 180 days, or six months, after the closing. The remaining 72.0% of the restricted shares (6,120,000 shares) are released from resale restrictions in eight equal installments of 9.0% every six months thereafter.

In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, because PSI is a non-public company, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 18.2% for the six-month lockup and 54.0% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 101.3%, risk free rate 0.05% and dividend yield 0.0%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.5 years, volatility 130.9%, risk free rate 0.30% and dividend yield 0.0%.

PSI Intangible Assets

PSI intangible assets acquired consist of technology-related assets, including two third-party license agreements and PSI-developed technology. Because adequate information is not available to determine the fair value of one of the license agreements using income (economic benefit stream) or market (comparable assets) valuation approaches, its fair values are based on a cost approach (to replace the future service capability of the asset) and an 80.0% opportunity cost to negotiate the agreement over a one-month period, resulting in an estimated fair value of $10,800. The second license agreement has been recorded at the cost of the minimum license fee less amortization, resulting in an estimated fair value of $483,333. The estimated fair value of the PSI-developed technology is based on the income approach, estimating the present value of related future cash flows after tax discounted at an estimated 80.0% per annum weighted average cost of capital, resulting in an estimated fair value of $6,579,401. All three intangible assets are being amortized on a straight line basis over their 10-year estimated useful lives (Note 9).

MANA Stock Purchase Price Consideration

On July 23, 2021, we entered into a Securities Purchase Agreement to purchase 100% of MANA equity and voting shares from the former shareholders of MANA. Under the agreement, the purchase price was paid through the issuance of 4.2 million restricted shares of our common stock to the former shareholders, with an estimated fair value of $6,827,466. The restricted shares issued are subject to lockup provisions wherein 28.0% of the restricted shares (1,176,000 shares) are released from resale restrictions 180 days, or six months, after the closing. The remaining 72.0% of the restricted shares (3,024,000 shares) are released from resale restrictions in eight equal installments of 9.0% every six months thereafter.

In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, because MANA is a non-public company, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 30.4% for the six-month lockup and 54.0% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 163.9%, risk free rate 0.05% and dividend yield 0.0%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.5 years, volatility 130.4%, risk free rate 0.30% and dividend yield 0.0%.

MANA Intangible Asset

MANA intangible assets acquired consist of a contract-related asset with an estimated fair value of $461,528. The fair value of the customer contract is based on the income approach, estimating the present value of related future cash flows after tax discounted at an estimated 12.0% per annum weighted average cost of capital. The customer contract is being amortized on a straight line basis over the estimated one-year period to complete the related services (Note 9).

RPS Stock Purchase Price Consideration

On June 18, 2021, we entered into a Securities Purchase Agreement to purchase 100% of RPS equity and voting shares from the former shareholder of RPS. Under the agreement, the purchase price is paid through the issuance of 1.0 million restricted shares of our common stock to the former shareholder, with an estimated fair value of $2,304,806. The restricted shares issued are subject to lockup provisions wherein 28.0% of the restricted shares (280,000 shares) are released from resale restrictions 180 days, or six months, after the closing. The remaining 72.0% of the restricted shares (720,000 shares) are released from resale restrictions in eight equal installments of 9.0% every six months thereafter.

In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, because RPS is a non-public company, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 26.2% for the six-month lockup and 37.5% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 142.4%, risk free rate 0.06% and dividend yield 0.0%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.49 years, volatility 90.8%, risk free rate 0.36% and dividend yield 0.0%.

RPS Intangible Assets

RPS intangible assets acquired consist of technology-related and contract-related assets. The technology-related asset is a third-party license agreement with an estimated fair value of $16,619, and the contract-related assets include a third-party distribution agreement with an estimated fair value of $19,733, and a customer contract with an estimated fair value of $122,885. Because adequate information is not available to determine the fair values of the license and distribution agreements using income (economic benefit stream) or market (comparable assets) valuation approaches, their fair values are based on a cost approach (to replace the future service capability of the assets) and an 11.8% opportunity cost to negotiate the agreements over a six-month period. The fair values of the license and distribution agreements are being amortized on a straight line basis over their estimated 24 and 79 month estimated useful lives, respectively. The fair value of the customer contract is based on the income approach, estimating the present value of related future cash flows after tax discounted at an estimated 11.8% per annum weighted average cost of capital. The customer contract is being amortized on a straight line basis over the estimated nine-month period to complete the related services (Note 9).

18. Stock-Based Compensation

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

In December 2020, 540,000 shares were granted to non-executive directors under the 2020 Plan, which vest in three equal increments of 180,000 shares each on January 1, 2022, January 1, 2023 and January 1, 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price of our common stock on December 30, 2020. Compensation cost totaling $572,400 will be recognized on a straight-line basis over the three years vesting period. Compensation cost for these grants totaling $47,700 and $143,100 was recorded as a selling, general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. Unamortized stock-based compensation of $429,300 as of September 30, 2021 will be amortized over the remaining 27-month vesting term.

In January 2021, 1,055,000 performance shares were granted to employees under the 2020 Plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares which vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date of $1.10 per share, and stock-based compensation was determined based on the probability of achieving each goal. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $1.10; annual equity volatility – 77%; risk-free rate – 0.36%; number of iterations – 100,000, resulting in an indicated fair value of $0.41 per share, with stock-based compensation recognized evenly over the term of 3.2 years.

In June 2021, 60,000 performance shares were granted to employees under the 2020 Plan. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $3.51; annual equity volatility – 93%; risk-free rate – 0.79%; number of iterations – 100,000, which resulted in an indicated fair value of $2.71 per share, with stock-based compensation recognized evenly over the derived term of 1.7 years.

In July and August 2021, a total of 60,000 performance shares were granted to employees under the 2020 Plan. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $3.04; annual equity volatility – 95%; risk-free rate – 0.65%; number of iterations – 100,000, resulting in an indicated fair value of $2.26 per share, with stock-based compensation recognized evenly over the derived term of 1.8 years.

Stock-based compensation for all employee performance share grants totaling $80,015 and $186,584 was recorded as costs and expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, unamortized stock-based compensation for performance goals-based grants of $654,002 will be amortized over the remaining 27-month vesting term, and $289,915 for market price-based grants will be amortized over the remaining 29-month, 15-month and 18-month derived vesting terms, as applicable.

2011 Equity Incentive Plan

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (“2011 Plan”). The maximum number of shares of our common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. The 2011 Plan expired June 23, 2021. As of September 30, 2021, there are no shares available to be issued under the plan.

In May 2020, non-executive board members were granted 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price per share of our common stock on May 28, 2020.

Also in May 2020, employees were granted 138,800 fully vested stock options to acquire common shares with an exercise price equal to the $0.56 closing price per share of our common stock on the date of the grant, and expiring on the second anniversary of the grants. Compensation cost for the stock options issued totaled $27,849 and was recorded as additional paid in capital on the consolidated balance sheets for the year ended December 31, 2020. As of September 30, 2021, 66,150 stock options have been repurchased and cancelled. Cash paid for the stock options totaling $24,600 and $247,156 for the three and nine months ended September 30, 2021 was deemed to be the incremental fair value of the stock options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the condensed consolidated balance sheets. As of September 30, 2021, the intrinsic value of the remaining 72,650 stock options outstanding was $153,292.

19. Other Income and Expense

Other income (expense) net consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Change in fair value of derivative asset related to Mercury Clean Up, LLC	—	—	497,250	—
Change in fair value of derivative asset related to LINICO Corporation	(2,880,000)	—	1,260,000	—
Change in estimated fair value of derivative asset or liability related to GenMat	(2,880,000)	—	(2,520,000)	—
Change in estimated fair value of derivative asset related to LPB	(1,470,000)	—	(1,470,000)	—
Equity loss in affiliates	(320,834)	—	(511,601)	—
Gain on sale of mining claims	—	—	—	100,000
Tonogold reimbursement of Pelen acquisition costs	—	84,944	—	234,944
Change in fair value of Tonogold preferred shares	—	(2,499,000)	—	(2,544,000)
Change in fair value MCU make whole	—	—	—	162,711
Realized gain (loss) on sale of Tonogold common shares	(33,539)	743,535	70,780	767,275
Change in fair value of Tonogold note receivable	(190,000)	256,000	(617,500)	256,000
Tonogold note receivable amendment fee	—	—	362,500	—
Unrealized gain (loss) on investments in securities	(268,672)	2,445,391	(2,200,472)	3,826,320
Recognition of grant from CARES Act PPP loan	—	67,624	—	261,170
Other	11,251	108,225	34,054	129,381
Total other income (expense)	$(8,031,794)	$1,206,719	$(5,094,989)	$3,193,801

20. Income Taxes

The tax provision or benefit from income taxes for interim periods is determined using the estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate and, if the estimated tax rate changes, we make a cumulative adjustment.

In 2021, our effective tax rate is not expected to be affected by increases or decreases in pre-tax income principally due to a full valuation allowance applied against net deferred tax assets, as noted below. For the nine months ended September 30, 2021, we recognized no income tax benefit or expense, and paid no cash for income taxes.

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

We are required to establish a valuation allowance against the deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021, management has determined that a full valuation allowance is necessary against our net deferred tax assets based on the weight of all available evidence. Management will continue to assess the need for a valuation allowance on a quarterly basis.

21. Net Income (Loss) Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(9,494,506)	$17,330,062	$(7,627,267)	$18,342,836

Denominator:
Basic weighted average shares outstanding	54,600,262	32,082,972	45,213,469	29,210,777
Incremental shares	—	58,007	—	26,463
Diluted weighted average shares outstanding	54,600,262	32,140,979	45,213,469	29,237,240

Net income (loss) per common share:
Basic EPS	$(0.17)	$0.54	$(0.17)	$0.63
Diluted EPS	$(0.17)	$0.54	$(0.17)	$0.63

For the three and nine months ended September 30, 2021, we had no common stock equivalent shares that were dilutive.

22. Segment Reporting

We are organized into three operating segments, Mining, Real Estate, and Natural Resource Renewal. Our mining segment consists of mining claim, development and processing, environmental and reclamation operations, and related assets, including investments in and loans to Tonogold and Pelen. Our real estate segment consists of real estate rental operations, including the Daney Ranch and Gold Hill Hotel, and related assets, and investments in and advances and assets held for sale to SSOF. Our natural resource renewal segment consists of remediation, recycling and materials development operations, and related assets, including investments in and loans to MCU, MCU-P, LINICO, GenMat and LPB, and our RPS, MANA and PSI subsidiaries. We evaluate the performance of our operating segments based on income (loss) from operations, including and income (loss) allocations from our equity method investments. All intercompany transactions are eliminated. Financial information relating to our reportable operating segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Mining	$—	$—	$—	$—
Real estate	56,375	49,425	159,500	146,225
Natural resource renewal	306,338	—	306,338	—
Total revenue	362,713	49,425	465,838	146,225

Costs and Expenses
Mining	(1,255,070)	(792,391)	(2,512,371)	(3,273,428)
Real estate	(77,812)	(738,606)	(234,884)	(787,187)
Natural resource renewal	(749,748)	—	(750,459)	—
Total costs and expenses	(2,082,630)	(1,530,997)	(3,497,714)	(4,060,615)

Operating Income (Loss)
Mining	(1,255,070)	(792,391)	(2,512,371)	(3,273,428)
Real estate	(21,437)	(689,181)	(75,384)	(640,962)
Natural resource renewal	(443,410)	—	(444,121)	—
Total loss from operations	(1,719,917)	(1,481,572)	(3,031,876)	(3,914,390)

Other income (expense) (Note 19)	(7,774,589)	18,811,634	(4,595,391)	22,257,226
Net income (loss)	$(9,494,506)	$17,330,062	$(7,627,267)	$18,342,836

Capital Expenditures
Mining	$—	$4,000	$47,750	$15,000
Real estate	—	—	—	—
Natural resource renewal	—	—	—	—
Total capital expenditures	$—	$4,000	$47,750	$15,000

Depreciation, Amortization, and Depletion
Mining	$70,878	$86,083	$187,812	$386,671
Real estate	46,340	690,151	160,006	705,233
Natural resource renewal	218,387	—	218,386	—
Total depreciation, amortization, and depletion	$335,605	$776,234	$566,204	$1,091,904

	As of September 30,	As of December 31,
	2021	2020
Assets
Mining	$27,951,114	$28,893,242
Real estate	13,724,621	10,770,370
Natural resource renewal	65,726,809	3,459,950
Total assets	$107,402,544	$43,123,562

Goodwill
Mining	$—	$—
Real Estate	—	—
Natural resource renewal	17,737,226	—
	$17,737,226	$—

The addition of the natural resource renewal segment reflects the growth in our environmental, social and corporate governance ("ESG") initiatives, which expand beyond our historical focus on mining and real estate.

Certain amounts presented above have been reclassified to conform to the current period presentation, most notably to reclassify our investments in and advances and assets held for sale to SSOF from our mining segment to our real estate segment, and our investments in and loans to MCU and MCU-P from our mining segment to our new natural resource renewal segment. Income (loss) allocations from equity method investments are included in other income (expense).

23. Related Party Transactions

We identify, account for and disclose related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of another party. The following related party transactions occurred during the three and nine months ended September 30, 2021 and 2020 (Notes 1 and 2).

Acquisitions

During the three months ended September 30, 2021, the former shareholder of RPS, acquired by Comstock on June 18, 2021, was appointed Chief Processing Engineer of Comstock. Also, during the three months ended September 30, 2021, following Comstock’s acquisition of PSI on September 7, 2021, the two former majority shareholders of PSI were appointed President and Chief Financial Officer and Chief Technology Officer, respectively, of Comstock. At that time, one former shareholder of MANA, acquired by Comstock on July 23, 2021, was appointed Chief Operating Officer of Comstock.

Prior to its acquisition, RPS entered into an Engineering Service Agreement with LINICO and continues to provide services thereunder. As of the July 23, 2021 closing of our investment in LPB, LPB and MANA entered into a management services agreement whereby MANA is providing certain general management, engineering, construction management and other services in connection with LPB’s retrofitting and operation of the LPB Facility (Note 6).

Northern Comstock LLC

We have an operating agreement with Northern Comstock, an entity controlled by a related party. For each of the three months ended September 30, 2021 and 2020, we made cash and common stock payments for mineral rights under the Northern Comstock operating agreement of $542,500 and for the nine months ended September 30, 2021 and 2020, $1,535,000 and $772,500, respectively. Cash payments for nine months ended September 30, 2021 included a one-time accelerated payment of $812,500 as a result of the net proceeds of $15.0 million we received on March 4, 2021 from the Equity Purchase Agreements (Notes 3 and 16).

Mercury Clean Up, LLC and MCU Philippines, Inc.

For the three and nine months ended September 30, 2021 and 2020, in connection with our investments in MCU and MCU-P, we have provided certain services relating to feasibility studies and permitting that are separate from those investments and not included as obligations under the MCU Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition as of and for the three and nine months ended September 30, 2021 and 2020. It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020.

Overview

Comstock Mining, Inc. ("we", "our", "us", "Comstock", or "the Company"), is a leading innovator in the sustainable extraction, valorization, and production of scarce natural resources, with a focus on high value strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, natural products and carbon-neutrality. We are building businesses that generate revenue by developing, using, selling, and supporting new clean technologies that facilitate the more efficient use of scarce natural resources. We are commercializing environment-enhancing, material science-based technologies, products, and processes including carbon neutral cellulosic bio-fuels, carbon reducing lithium-ion battery metal recycling, and mercury remediation for gold. We additionally manage an extensive portfolio of mining and related assets, including 9,358 acres of contiguous property in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock District”), and assets held for sale at values in excess of our cost basis.

Our goal is to grow per-share value by accelerating the commercialization of decarbonizing, self-sustaining, throughput generating businesses capable of exponential growth, increasing financial returns and globally meaningful human benefits.
We are currently developing four renewable businesses that all contribute to our decarbonization goals, including cellulosic bio-fuel and related by products of Plain Sight Innovations Corporation ("PSI"); the lithium-ion battery recycling business of LINICO Corporation ("LINICO"); the mercury remediation business of Mercury Clean Up, LLC ("MCU"); and, the carbon-reducing industrial hemp processing and crude oil extraction business of MANA Corporation ("MANA"). We have also invested in Quantum Generative Materials, LLC ("GenMat"), a developer of quantum computing technologies with the goal of accelerating material science discovery and development, and GenMat partners with us in the commercialization of new quantum generated materials in three primary fields of use; battery recycling, carbon capture and utilization, and global mining.

Lines of Business
Cellulosic Fuels – Plain Sight Innovations Corporation

In September 2021, we acquired 100% of the issued and outstanding equity and voting shares of Plain Sight Innovations Corporation ("PSI") in exchange for 8.5 million restricted shares of our restricted common stock with a fair value of $15.0 million in support of our focus on high value strategic materials that are essential to meeting the rapidly increasing global demand for clean energy, carbon-neutrality and natural products. The PSI acquisition brings an array of patented, patent-pending and proprietary process technologies that were designed to convert low cost, ubiquitous woody biomass feedstocks into cellulosic ethanol, while producing a portfolio of co-products, including renewable diesel, clean, enhanced marine fuels, lithium extraction and biomass-derived crystalline graphite, or biographite. These materials present carbon neutral alternatives to fossil fuels and have significant decarbonizing impacts in broad transportation markets applications, including liquid fuels used in ground and sea transportation and carbon materials used in electrification components.

PSI operates a commercial pilot cellulosic fuel facility based on its technologies, where it has already proven the ability to efficiently convert various forms of woody biomass into cellulosic ethanol and co-product precursors for renewable diesel, biographite, bioplastics, and a portfolio of carbon neutral alternatives to fossil fuels. PSI’s discovery of a natural source of carbon neutral graphite is strategically important to us, given that every cathode in every lithium-ion battery needs an anode, and most anodes are made from synthetic graphite produced with carbon intensive fossil fuel derivatives.

The acquired intellectual property also includes advanced new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs for fractional inputs.

Industrial Hemp-Based Fuels and Byproducts – MANA Corporation and LP Biosciences LLC

In July 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA in exchange for 4.2 million restricted shares of our common stock with a fair value of $6.8 million, and executed a series of agreements with Lakeview Energy LLC (“Lakeview”) and its subsidiaries, pursuant to which we acquired 50% of the equity of Lakeview’s subsidiary, LP Biosciences LLC (“LPB”), and agreed to provide the financing needed to retrofit LPB’s pre-existing industrial scale solvent extraction and valorization facility in Merrill, Iowa, for the production of an array of wholesale products from up to 200,000 pounds per day of industrial hemp. We issued 3.5 million restricted shares of our common stock with a fair value of $10.8 million to LPB and recorded a $6.6 million related derivative asset in connection with our investment and financing commitments.

Industrial hemp is a natural resource with numerous known applications, including food, feed, fuel, and fiber, and an array of emerging applications in batteries, bioplastics, and other renewable alternatives to fossil fuel derived products. We expect MANA to provide a suite of complimentary technology, marketing and other management services, with a focus on acquiring and using pre-existing and new feedstock and offtake arrangements in connection with our investment in LPB. Following the acquisition, the Company transferred its ownership interests in LPB to MANA.

Battery Metal Recycling – LINICO Corporation

In February 2021, we acquired the rights to a majority equity stake in LINICO, and, as of September 30, 2021, hold 48.78% of LINICO voting shares. LINICO is a lithium-ion battery (“LIB”) recycling company that owns the rights to a 100,000 ton per annum state-of-the-art battery metal recycling facility in the Tahoe Reno Industrial (“TRI”) Center in Storey County, Nevada. LINICO's facility and separation systems are designed for, and situated to, receive, crush, and separate battery materials into black mass. LINICO also owns 20% of Green Li-ion Pte, Ltd. (“Green Li-ion”), with rights to purchase Green Li-ion’s patented process equipment, with exclusive rights for manufacturing and selling 99.9% pure lithium-ion cathodes in the U.S. market. Comstock's research, development and engineering teams, in Wausau, Wisconsin, are enabling a unique lithium extraction technology from this black mass and Green Li-ion’s technology is expected to convert this lithium-free black mass into high purity cathodes for a fraction of the cost and time of conventional solutions.

Each ton of conventionally mined lithium extraction can require nearly 2,000 tons of water utilization whereas LINICO’s process and the existing water recycling system in LINICO’s state-of-the art facility only consumes a tiny fraction of that amount to produce the same output, significantly enhancing conservation.

Mercury and Precious Metal Remediation - Mercury Clean Up, LLC

The Company entered into the Mercury Remediation Pilot, Investment and Joint Venture Agreement (as amended, the "MCU Agreement") to pilot test new, cleaner technologies, in collaboration with Oro Industries Inc. (“Oro”), for the manufacture and global deployment of mercury remediation systems with proprietary mechanical, hydro, electro-chemical and oxidation processes, to reclaim and remediate mercury from soils, waste and tailings. MCU has the exclusive, worldwide rights to four patentable technologies and equipment that we believe will demonstrate feasible, economic mercury remediation. Comstock provides the platform for testing the mercury remediation system and MCU has commenced conducting trials intending to prove scalable feasibility. MCU plans to deploy the solution globally and has secured its first major, international remediation project in the Philippines. Comstock’s award-winning mercury reclamation experience having received both a national reclamation award from the Bureau of Land Management and reclamation excellence awards from five Nevada agencies, including the Nevada Division of Environmental Protection and the Nevada Department of Minerals coupled with MCU’s technology and processing know-how positions a continuing, global growth opportunity.

Worldwide artisanal and small-scale mining activity has released thousands of tons of mercury into the environment. The continued worldwide use of mercury in unregulated activities, primarily outside of the United States, is polluting air, soils and waters, poisoning marine life and endangering lives. Ongoing, unregulated artisanal mining outside of the United States represents more than 40% of ongoing mercury contamination and a tremendous opportunity for cleaning up the environment in a sustainable, profitable manner. Mercury will not degrade in the environment by itself and must be removed to stop the pollution it causes. Mercury cannot be broken down or destroyed, and MCU, in collaboration with Oro and the Company, is pioneering an effective solution.

    The first processing unit was shipped to the Philippines in the fourth quarter of 2020. Mercury remediation testing combined with limited production of sand and gravel commenced in the first half of 2021. A permit is pending to allow the operation to scale to full production rates. Production rates are expected to increase throughout the remainder of 2021.

Engineering, Construction and Manufacturing - Renewable Process Solutions Inc.

In June 2021, Comstock acquired 100% of the capital stock and voting shares of Renewable Process Solutions Inc. ("RPS"), an advanced process engineering and renewable technology development company, in exchange for 1.0 million restricted shares of our common stock, with a fair value of $2.3 million.

We identified RPS in discussions with our other acquired and equity method investment companies and acquired RPS to build our critical core competencies in advanced process engineering and renewable technology development necessary to facilitate our participation in the development and growth of these companies. RPS has strategic agreements with engineering services companies and high-tech manufacturers of the critical components and equipment required in our cellulosic fuels and lithium extraction processes. RPS has already designed LINICO’s crushing and separation systems and is collaborating with PSI for development of a new lithium extraction process. RPS is also engineering PSI’s first cellulosic ethanol, bio-diesel and marine fuel facility.

Quantum Computing and New Material Discoveries - Quantum Generative Materials,LLC

In June 2021, we committed to an investment of $15.0 million in the equity of Quantum Generative Materials, LLC ("GenMat"), a developer of quantum computing technologies, with the goal of accelerating material science discovery and development and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harness emerging quantum computing technologies and develop breakthrough new materials for use in our strategically aligned, high-impact fields of interest, including battery recycling, carbon capture and utilization, and global mining. As of September 30, 2021, we own 37.5% of GenMat voting shares.

Gold and Silver Mining

We have consolidated the most significant portions of the Comstock District, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. We now own, control, or retain a royalty interest in 9,358 acres of mining claims, parcels, and royalty interests in the broader Comstock District and surrounding area. The acreage includes 2,396 acres of patented claims and surface parcels (private lands), and 6,962 acres of unpatented mining claims (public lands), which the U.S. Bureau of Land Management administers.

Because of the Comstock District’s historical significance, the geology is well known and has been extensively studied by the Company, our advisors and many independent researchers. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have amassed a large library of historical data and detailed surface mapping of Comstock District properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our mining operations to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

We have identified many exploration targets within our land holdings in the Comstock District and, to date, have focused on the Dayton-Spring Valley resource areas and exploration targets and, through our collaboration with Tonogold Resources, Inc. ("Tonogold"), the Lucerne resource area (including surface and underground exploration) and the adjacent Occidental and Gold Hill exploration targets. We have leased our remaining Storey County mineral claims, including the Occidental and Gold Hill claim groups and other exploration targets, to Tonogold, which has near-term plans for exploration and ultimately development toward economic feasibility for those assets.

Our sale to Tonogold of the membership interests in Comstock Mining LLC, the owner of the Lucerne Mine, resource area and related permits closed on September 8, 2020. We retain a Tonogold $6.7 million face value secured note receivable ("Note") on the Lucerne mine assets and a 1.5% NSR royalty in the Lucerne properties. Tonogold is in the final stages of completing an updated, third party, S-K 1300 technical report to be published by Mine Development Associates.

We own or control 100% of the Dayton-Spring Valley properties and are also completing an updated, third party, S-K 1300 technical report. We are developing exploration plans for our remaining areas, primarily the Dayton resource area and Spring Valley mineral claim group, that we view as an extension of the Dayton resource area.

Sierra Springs Opportunity Fund, Inc.

We hold an investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund, which wholly-owns a qualified opportunity zone business, Sierra Springs Enterprises, Inc. ("SSE"). We expect to own 9% of SSOF upon issuance by SSOF of all 75.0 million authorized shares to investors. As of September 30, 2021, we own 12.0% of the voting shares of SSOF and SSOF has received $12.0 million in equity from investors, including $335,000 from the Company and $525,000 (16.4% of voting shares) from our officers and directors. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE.

On September 26, 2019, and as later amended, we entered into agreements with SSE to sell our two Silver Springs properties ("Silver Springs Properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6.5 million and 160 acres of commercial land along with its rights in the membership interests of Downtown Silver Springs LLC for $3.6 million. As of September 30, 2021, we have received deposits in cash and escrow from SSE totaling $0.4 million towards the purchase of the Silver Springs Properties, recorded in deposits under current liabilities on the condensed consolidated balance sheets. The transactions are expected to close during the first half of 2022.

For the nine months ended September 30, 2021, we advanced SSOF an additional $3.0 million, increasing total advances to $4.7 million, for use by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid on or before the expected sale of our Silver Springs Properties to SSE during the first half of 2022.

COVID-19

For more than a year in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state.

On July 27, 2021, Nevada Governor Steve Sisolak signed Emergency Directive 047. This directive requires people in areas with substantial or high COVID-19 transmission to wear a face covering while in public indoor locations. Currently, 15 of Nevada’s 17 counties meet this threshold including Storey and Lyon counties. This mandate went into effect on Friday, July 30, 2021.

We are operating in alignment with these guidelines for limiting the spread of COVID-19 and continue prioritizing the health of our employees, partners and suppliers. This includes the continuation of remote working for any at-risk professionals and heightened monitoring of illness indicators.

Outlook

We have approved a three-year, strategic plan with specific performance objectives designed to deliver per-share value over the next three years, while positioning the Company for continued growth beyond 2023. The plan objectives include commercializing and growing existing, ESG-compliant, cellulosic fuel, lithium-ion battery recycling and mercury remediation businesses while developing enhancing material science-based products and engineered processes from our investments in RPS and GenMat.

The plan objectives separately include monetizing over $25.0 million in non-strategic assets for funding these investments and their prospective growth. The plan is designed to deliver significant per-share value increases over the next three years, while positioning the Company for continued growth thereafter.

Our annual operating expenditures, excluding depreciation and amortization, are planned at $8.0 million, with $2.0 million of that amount being reimbursed under the various Tonogold agreements, resulting in expected net operating expenses for 2021 of $6.0 million.

During the first half of 2022, we expect to close the sale of the Silver Springs Properties for total proceeds of $10.1 million. The related agreements, as amended, included $0.4 million of non-refundable deposits released to the Company from escrow. We will use a portion of the proceeds from the sale to fund investments in LINICO, GenMat, and LPB.

Our remaining 2021 plans include advancing the investment in and the commercialization of PSI's cellulosic fuels operation, LINICO's battery metal recycling operation and MCU’s mercury remediation processing technologies.

We expect to exercise our $2.5 million warrant between the Company and LINICO wherein we have the right to purchase 2,500 additional shares of Series A Preferred and increase our investment in our LINICO lithium-ion battery recycling venture before the first quarter 2022, resulting in a majority stake in LINICO and consolidating LINICO’s financial results into our consolidated financial statements.

Our 2021 plans also include updating the Dayton’s current resource area estimate and continuing southerly into Spring Valley with incremental exploration programs that include recently completed geophysical surveys, surface exploration and definition drilling of targets identified by the geophysical surveys, surface mapping, prior drilling and deeper geological interpretations that all lead to publishing a new, S-K 1300 compliant, mineral resource estimate.

With the completion of the MANA and PSI acquisitions and investment in LPB, we have expanded our assets to include the extraction and valorization of a portfolio of critical and inevitably scarce materials, with an initial preference for high cash throughput generators that complement our existing competencies and operations.

Issuance of Equity

    For the nine months ended September 30, 2021, we issued 6.0 million registered shares of common stock at an average share price of $3.68, and net proceeds of $21.0 million after fees and expenses. In connection with these sales, we issued 85,872 shares for no additional compensation in payment of commitment and due diligence fees.

We also issued 23.4 million unregistered shares of common stock as consideration for acquisitions, investments and payment for mineral rights. On September 30, 2021, we filed a prospectus on Form S-3 with the Securities and Exchange Commission to register the 3.5 million shares of common stock issued to LPB for resale at a proposed maximum offering price per unit of $2.71. See Note 16, Equity, to our condensed consolidated financial statements.

Comparative Financial Information

Our comparative financial information is reflected in the following table:

Three Months Ended:

	September 30, 2021	September 30, 2020	Change
Revenue	362,713	49,425	313,288

Real estate and other services	113,111	9,826	103,285
Depreciation and amortization	335,605	776,234	(440,629)
Exploration, research and development	168,837	262,167	(93,330)
Environmental and reclamation (Note 14)	53,384	(31,466)	84,850
Mining and mining claims (Notes 3 and 7)	(310,643)	(331,746)	21,103
Selling, general and administrative	1,722,336	845,982	876,354
Total costs and expenses	2,082,630	1,530,997	551,633

Income (loss) from operations	(1,719,917)	(1,481,572)	(238,345)

OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining, LLC	—	18,275,846	(18,275,846)
Change in estimated fair value of contingent forward asset	—	(647,502)	647,502
Interest expense	(4,076)	(164,448)	160,372
Interest income	261,281	141,019	120,262
Other income (expense) (Note 19)	(8,031,794)	1,206,719	(9,238,513)
Other income (expense), net	(7,774,589)	18,811,634	(26,586,223)

NET INCOME (LOSS)	$(9,494,506)	$17,330,062	$(26,824,568)

Real estate and other services revenue for the three months ended September 30, 2021 increased $313,288 as compared to the same period in 2020. Sales of RPS and MANA services, which were acquired in June and July 2021, respectively, produced $306,338 in revenue. Real estate revenue increased $6,950 for three months ended as compared to the same period in 2020, primarily from increased rental income from the Daney Ranch lease signed September 1, 2020, partially offset by a decrease in rentals income from our metallurgical labs and the Gold Hill Hotel.

Real estate and other services costs for the three months increased $103,285 as compared to the same period in 2020, as a result of $103,720 in engineering services costs related to RPS partially offset by a decrease in real estate costs related to lower repairs and maintenance costs for leased facilities.

Depreciation and amortization expense for the three months decreased $440,629 as compared to the same period in 2020, as a result of recognizing the depreciation that would have been recognized had the Gold Hill Hotel and Daney Ranch properties not been held for sale in prior period, partially offset by amortization of intangible assets acquired in 2021.

Exploration, research and development costs and expenses decreased by $93,330 for the three months, as compared to the same period in 2020, primarily due to an aerial geophysical survey performed in the prior year and lower utilities costs, partially offset by increased labor, maintenance and repairs, and equipment rental costs.

Environmental and reclamation costs and expenses increased by $84,850 during the three months, as compared to the same period in 2020, primarily due to an increase in accretion expense related to the asset retirement obligation revised in January 2021, and higher labor and insurance costs.

Mining and mining claim costs increased by $21,103 for the three months, as compared to the same period in 2020, primarily due to an increase in the Northern Comstock net monthly expense related to the accelerated payment in 2021 and increased Bureau of Land Management claim fees.

Selling, general and administrative expenses increased by $876,354 during the three months, as compared to the same period in 2020, primarily due to higher labor costs related to new employees from 2021 acquisitions, legal fees associated with acquisitions, and higher professional service costs, performance-based stock compensation expense and directors' fees, partially offset by lower legal fees.

We recorded a gain of $18,275,846 on the sale and deconsolidation of Comstock Mining LLC during the three months ended September 30, 2020.

During the three months ended September 30, 2020, a loss of $647,502 was recognized in connection with a change in estimated fair value of a contingent forward asset, which was initially recorded in March 2020 and was eliminated on September 8, 2020 with the completion of the sale to Tonogold and deconsolidation of Comstock Mining LLC.

Interest expense decreased by $160,372 during the three months, as compared to the same period in 2020, as a result of the early repayment of unsecured promissory notes in March 2021 and related reduced interest expense, partially offset by interest accrued on an RPS liability.

Interest income increased by $120,262 during the three months, as compared to the same period in 2020, as a result of higher income from Tonogold principal amounts due, higher accrued interest on the note receivable from MCU Philippines, Inc. ("MCU-P"), and accrued interest on the 2021 PSI note prior to acquisition.

Other expense of $8,031,794 for the three months ended September 30, 2021, primarily resulted from the net $7.2 million decrease in estimated fair value of derivative assets related to LINICO, GenMat and LPB, losses from affiliate companies of $0.3 million, unrealized losses on the value of Tonogold common shares of $0.3 million, decrease in fair value of the Tonogold Note of $0.2 million, and realized losses on sales of common shares of $0.03 million.

Other income of $1,206,719 for the three months ended September 30, 2020, resulted from an increase in value of Tonogold common shares of $2.4 million, realized gains on the sale of Tonogold common shares of $0.7 million, an increase in fair value of the Tonogold Note of $0.3 million, settlement of accounts payable of $0.2 million, and recognition of Paycheck Protection Program ("PPP") loan proceeds of $0.1 million, partially offset by a decrease in fair value of Tonogold preferred shares of $2.5 million.

Net loss was $9,494,506 for the three months ended September 30, 2021, as compared to a net income of $17,330,062 for the same period in 2020. The $26,824,568 reduction in earnings primarily resulted from the gain on sale to Tonogold of $18.3 million, a decrease in estimated fair value of the derivative assets related to LINICO, GenMat and LPB of $7.2 million, increased realized losses of $0.8 million on sales of Tonogold shares, reductions in fair value of the Tonogold Note of $0.4 million, increased losses from operations of $0.4 million, increased losses from affiliate companies of $0.3 million, increased unrealized losses on Tonogold shares of $0.2 million, PPP loan proceeds recognized in 2020 of $0.1 million, partially offset by losses recognized in 2020 on the contingent forward asset of $0.6 million, reduced interest expense of $0.2 million and increased interest income of $0.1 million.

Nine Months Ended:

	September 30, 2021	September 30, 2020	Change
Revenue	465,838	146,225	319,613

Real estate and other services	123,405	26,821	96,584
Depreciation and amortization	566,204	1,091,904	(525,700)
Exploration, research and development	519,138	550,554	(31,416)
Environmental and reclamation (Note 14)	(445,074)	(2,678)	(442,396)
Mining and mining claims (Note 7)	(893,306)	(134,645)	(758,661)
Selling, general and administrative	3,627,347	2,528,659	1,098,688
Total costs and expenses	3,497,714	4,060,615	(562,901)

Income (loss) from operations	(3,031,876)	(3,914,390)	882,514

OTHER INCOME (EXPENSE)
Gain on sale of membership interests in Comstock Mining, LLC	—	18,275,846	(18,275,846)
Change in estimated fair value of contingent forward asset	—	765,880	(765,880)
Interest expense	(148,652)	(306,692)	158,040
Interest income	648,250	328,391	319,859
Other income (expense) (Note 19)	(5,094,989)	3,193,801	(8,288,790)
Other income (expense), net	(4,595,391)	22,257,226	(26,852,617)

NET INCOME (LOSS)	$(7,627,267)	$18,342,836	$(25,970,103)

Real estate and other services revenue for the nine months ended September 30, 2021 increased $319,613 as compared to the same period in 2020. Sales of RPS and MANA services, which were acquired in June and July 2021, respectively, produced $306,338 in revenue. Real estate revenue for the nine months ended increased $13,275 as compared to the same period in 2020, primarily related to an increase in rental income from the Daney Ranch lease signed September 1, 2020, partially offset by a decrease in rental income associated with our metallurgical labs and Gold Hill Hotel.

Real estate and other service costs for the nine months increased $96,584 as compared to the same period in 2020, as a result of $103,720 in engineering services costs related to RPS revenue, partially offset by a decrease in real estate costs of $16,995 related to reduced maintenance and utilities costs.

Depreciation and amortization costs for the nine months decreased $525,700 as compared to the same period in 2020, as a result of recognizing the depreciation that would have been recognized had the Gold Hill Hotel and Daney Ranch properties not been held for sale in prior periods, partially offset by amortization of intangible assets acquired in 2021.

Exploration, research and development costs and expenses decreased by $31,416 during the nine months, as compared to the same period in 2020, primarily due to an aerial geophysical survey performed in the prior year and lower utilities costs, somewhat offset by increased labor, maintenance and repairs, and equipment rental costs.

Environmental and reclamation costs and expenses decreased by $442,396 during the nine months, as compared to the same period in 2020, primarily due to reduction in the estimated reclamation liability of $0.9 million which was recognized as income, partially offset by increased accretion related to the reclamation liability and higher environmental and labor costs.

Mining and mining claims costs decreased by $758,661 during the nine months, as compared to the same period in 2020, primarily due to the reimbursement of $0.8 million for the Northern Comstock accelerated payment, partially offset by an increase in the Northern Comstock net monthly expense and increased Bureau of Land Management claim fees.

General and administrative expenses increased by $1,098,688 during the nine months, as compared to the same period in 2020, primarily due to higher labor costs related to new employees from 2021 acquisitions, legal fees associated with acquisitions, as well as higher professional service costs and performance-based stock compensation expense, partially offset by lower legal fees.

The Company recorded a gain of $18,275,846 on the sale and deconsolidation of Comstock Mining LLC during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, a gain of $765,880 was recognized in connection with a change in estimated fair value of a contingent forward asset, which was initially recorded in March 2020 and was eliminated on September 8, 2020 with the completion of the sale to Tonogold and deconsolidation of Comstock Mining LLC.

Interest expense decreased by $158,040 during the nine months, as compared to the same period in 2020, as a result of the early repayment of promissory notes in March 2021, and the related reduced interest expenses, partially offset by interest accrued on an RPS liability acquired in 2021.

Interest income increased by $319,859 during the nine months, as compared to the same period in 2020, as a result of higher income from Tonogold principal amounts due, higher accrued interest on the note receivable from MCU-P, and accrued interest on the 2021 PSI note receivable prior to acquisition.

Other expense of $5,094,989 for the nine months, primarily resulted from a $2.2 million net decrease in estimated fair value of the derivative assets related to MCU, LINICO, GenMat and LPB, unrealized losses on the value of Tonogold common shares of $2.2 million, decrease in fair value of the Tonogold Note of $0.6 million and losses from affiliate companies of $0.5 million, partially offset by Tonogold Note amendment fee income of $0.4 million.

Other income of $3,193,801 for the nine months ended September 30, 2020primarily resulted from $1.2 million in unrealized losses on Tonogold convertible preferred and common shares, realized gains on sales of Tonogold common shares of $0.8 million, increase in fair value of the Tonogold Note of $0.3 million, recognition of PPP loan proceeds of $0.3 million used for qualifying expenses, and gains related to the change in estimated fair value of MCU make whole of $0.2 million, Tonogold reimbursements of Pelen acquisition costs of $0.2 million, settlement of accounts payable of $0.1 million and gain on sale of assets and mining claims of $0.1 million.

Net loss was $7,627,267 for the nine months, as compared to net income of $18,342,836 for the same period in 2020. The $25,970,103 reduction in earnings primarily resulted from the absence of the $18.3 million gain on the sale to Tonogold, unrealized losses on Tonogold shares of $3.5 million, net reductions in fair value of derivative assets and make whole amounts of $2.4 million related to 2021 acquisitions and MCU, reductions in fair value of the Tonogold Note $0.9 million, gains recognized in 2020 on contingent forward asset of $0.8 million, reduced realized gains on sales of Tonogold shares of $0.7 million, and losses from affiliate companies of $0.5 million, partially offset by decreased losses from operations of $0.8 million, and increased interest income of $0.3 million.

Liquidity and Capital Resources

The condensed consolidated financial statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have had recurring net losses from operations and have an accumulated deficit of $228.6 million as of September 30, 2021. For the nine months ended September 30, 2021, we recognized net loss of $7.6 million and cash and cash equivalents and restricted cash increased $1.0 million from $2.4 million as of December 31, 2020 to $3.4 million as of September 30, 2021.

For the nine months ended September 30, 2021, we used $5.0 million of cash in operating activities, with $11.1 million used in investing activities and $17.1 million provided by financing activities.

Net cash used in operating activities for the nine months ended September 30, 2021, increased $2.6 million from the same period in 2020 due to $26.0 million higher net income the prior year, partially offset by $20.8 million of non-cash income and changes in working capital for the prior year and $2.6 million of non-cash costs and expenses and changes in working capital for the current year.

Net cash used in investing activities for the nine months ended September 30, 2021, was $11.1 million, primarily for cash payments to GenMat and LINICO, PSI and LPB totaling $8.6 million, advances made to SSOF of $3.0 million, increases in MCU-P, LPB and other notes receivable totaling $1.2 million, offset by proceeds from the sale of Tonogold common shares of $1.0 million and proceeds from the MCU-P derivative asset settlement of $0.7 million.

Net cash used in investing activities for the nine months ended September 30, 2020, was $0.1 million, primarily from $1.4 million proceeds from the sale of Tonogold common shares, $1.1 million in proceeds from Tonogold for payments toward the purchase of Comstock Mining LLC, $0.1 million in proceeds from the sale of mineral rights and properties and $0.1 million in deposits received related to the sale of the Silver Springs Properties, partially offset by $1.4 million in deposits made toward the investment in MCU, $1.3 million of advances to SSOF and $0.1 million payment for the option to purchase additional membership interests in Pelen.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $17.1 million, primarily from net proceeds from the sale of common stock of $22.0 million, partially offset by repayments on long term debt of $3.6 million, common stock issuance costs of $1.1 million and repurchase of employee stock options of $0.3 million. Net cash provided by financing activities for the nine months ended September 30, 2020 was $3.2 million, primarily from net proceeds from the sale of common stock of $4.2 million and proceeds from promissory notes of $4.2 million, partially offset by principal payments on long-term debt of $5.1 million and common stock issuance costs of $0.1 million.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of Tonogold common shares, the repayment of the Tonogold Note and advances to SSOF, and the planned sale of the Silver Springs Properties. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Future operating expenditures above management’s expectations, including but not limited to exploration, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the sale of Tonogold securities, repayment of the Note and advances to SSOF and sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties held for sale, or declines in the share price of our common stock would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. However, in order to add or enhance disclosures of certain policies as a result of our recently acquired subsidiaries, we have added our policy regarding revenue recognition, and revised our policies regarding Intangible Assets and Goodwill and Use of Estimates in Note 1, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Financial Officer concluded that, as of September 30, 2021, in conjunction with the implementation of additional reviews and resources, including matter experts associated with complex accounting and valuations , our disclosure controls and procedures, including monitoring controls over the determination of the accounting for and valuation of complex transactions, were effective.

Officer Certifications

We have attached as an exhibit to this Quarterly Report the certification of our Principal Executive and Financial Officer, which is required in compliance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

All other legal proceedings are disclosed in Note 15, Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. Risk Factors.

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the interim period ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2021, we issued 8.5 million shares of unregistered restricted common stock under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) with a fair value of $15.0 million to the former shareholders of Plain Sight Innovations Corporation (“PSI”) in exchange for 100% of the capital stock in PSI.

On July 23, 2021, we issued 4.2 million shares of unregistered restricted common stock under Section 4(a)(2) of the Securities Act with a fair value of $6.8 million to the former shareholders of MANA Corporation (“MANA”) in exchange for 100% of the capital stock in MANA.

On July 23, 2021, we issued 3.5 million shares of unregistered restricted common stock under Section 4(a)(2) of the Securities Act with a fair value of $10.8 million to LP Biosciences LLC (“LPB”) as part of the consideration for the investment in LPB.

On September 30, 2021, we filed a prospectus on Form S-3with the Securities and Exchange Commission to register the 3.5 million shares issued to LPB for resale at a proposed maximum offering price per unit of $2.71.

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

Item 5. Other Information.

On August 2, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of a special monetary award of $193,299 to the Executive Chairman and Chief Executive Officer of the Company, Corrado De Gasperis, in consideration of superlative efforts. The amount of the monetary award is equal to the difference between the designated base salary amount in the employment agreement of the Executive Chairman and Chief Executive Officer and actual cash payments by the Company to the Executive Chairman and Chief Executive Officer from January 1, 2016 to June 30, 2021. Mr. De Gasperis’ salary was voluntarily reduced from $360,000 to $288,000 in 2016 in conjunction with the Company's efforts to reduce administrative expenses. On August 2, 2021, the Committee also approved the reinstatement of Mr. DeGasperis’ base salary to $360,000 per his employment agreement, effective retroactively from July 1, 2021.

Item 6. Exhibits.

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

Exhibit Number	Exhibit

10.1
Securities Exchange Agreement, dated September 7, 2021 between Comstock Mining Inc., Plain Sight Innovations Corporation, Triple Point Asset Management LLC and Global Catalytic Disruptor Fund LLC (previously filed with Securities and Exchange Commission on September 9, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 21143134), and incorporated herein by reference).

10.2
Asset Purchase Agreement, dated September 7, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on September 9, 2021 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 21143134), and incorporated herein by reference).

10.3
Securities Exchange Agreement, dated July 23, 2021 between Comstock Mining Inc. and MANA Corporation (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.4
LP Biosciences LLC Amended and Restated Operating Agreement, dated July 23, 2021 (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.5
Note Purchase Agreement, dated July 23, 2021 between Comstock Mining Inc. and LP Biosciences LLC (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.6
Secured Promissory Note, dated July 23, 2021 between Comstock Mining Inc. and LP Biosciences LLC (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.4 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.7
LPB Partnership Interest Purchase Agreement, dated July 23, 2021 between Comstock Mining Inc. and LP Nutrition LLC (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

31*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.

101*	Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2021, furnished in XBRL (extensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK MINING INC.
(Registrant)

Date:	November 9, 2021	By:	/s/ Corrado De Gasperis
Name: Corrado De Gasperis
Title: Executive Chairman and Chief Executive Officer (Principal Executive and Accounting Officer)

Date:	November 9, 2021	By:	/s/ Kevin Kreisler
Name: Kevin Kreisler
Title: President and Chief Financial Officer (Principal Financial Officer)