Form 10-K
period 2021-12-31
Comstock Mining Inc.
filed 2022-03-28
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

COMMISSION FILE NO.: 001-35200
COMSTOCK MINING INC.
(Exact name of registrant as specified in its charter)

Nevada		65-0955118
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

117 American Flat Road, Virginia City, NV		89440
(Address of principal executive offices)		(Zip Code)
(775) 847-5272
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.000666 per share	LODE	NYSE American

Securities registered pursuant to Section 12(g) of the Acts: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	☐	No	☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of the 44,498,995 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2021 was $161,531,352.

The number of shares outstanding of Common Stock, $0.000666 par value per share, on March 28, 2022 was 67,707,832.

COMSTOCK MINING INC.
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

CONVENTIONS USED IN THIS REPORT

The following is a list of defined terms and naming conventions used in this Annual Report on Form 10-K, unless otherwise specified:

Comstock Mining Inc. and its Subsidiaries:

Comstock, we, our, us, or the Company	Comstock Mining Inc. and its subsidiaries on a consolidated basis

Comstock Fuels	Comstock Fuels Corporation

Comstock Metals	Comstock Metals Corporation, owner of 90% of LINICO Corporation

Comstock Engineering	Comstock Engineering Corporation (formerly Renewable Process Solutions, Inc.)

Comstock Innovations	Comstock Innovations Corporation (formerly Plain Sight Innovations Corporation)

Comstock IP Holdings	Comstock IP Holdings LLC (formerly Plain Sight Innovations LLC)

Accounting Defined Terms:

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	U.S. Generally Accepted Accounting Principles

NYSE	New York Stock Exchange

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

BGY	billion gallons per year

BTU	British thermal units

CAFÉ	Corporate Average Fuel Economy

CARB	Air Resources Board of the California Environmental Protection Agency

DOT	U.S. Department of Transportation

EIA	U.S. Energy Information Association

EISA	Energy Independence and Security Act of 2007, as amended

EPA	U.S. Environmental Protection Agency

LCFS	Low Carbon Fuel Standard

CARB	Air Resources Board of the California Environmental Protection Agency

MMBTU	refers to million British thermal units

MMGY	refers to million gallons per year

RFA	Renewable Fuels Association

RFS or RFS II	Renewable Fuel Standard published by the EPA

RIN	Renewable identification number

RVO	Renewable volume obligation

U.S.	United States of America

Glossary:

Biomass	renewable organic material produced, in pertinent part, upon conversion of energy from the sun, water, and carbon dioxide into stored chemical energy.

Carbon cycle
biogeochemical cycle by which carbon is exchanged amongst the Earth’s air, water, biomass, soil, crust, mantle, and back again, primarily as a result of biological, geochemical, and industrial processes.

Claim	a mining interest giving its holder the right to prospect, explore for, and exploit minerals within a defined area.

Grade	the amount of metal per ton of mineral.

Intermediate	a product produced from one or more reactants during one conversion step for use in one or more succeeding conversion steps into a final product.

Long cycle carbon
long-term carbon cycle operating over millions of years, primarily involving the production and sequestration of biomass in the Earth’s crust and mantle, where it is converted with heat, pressure, and time into fossil hydrocarbons; emissions of long cycle carbon derive, in pertinent part, from previously-sequestered carbon dioxide, and therefore add to and disrupt the Earth’s natural short cycle and climate.

Lode	a vein-like deposit or rich supply of or source of minerals.

NSR	net smelter return, a basis for calculating royalties.

Ore	mineral-bearing material, which is economically and legally extractable.

Precursor	an initial or intermediate compound that participates in a reaction and/or process that produces another compound.

Probable reserves
reserves for which quantity and quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven reserves
reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, (b) quality is computed from the results of detailed sampling, (c) the sites for inspection, sampling and measurement are closely spaced, and (d) the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

Reserve
the economically and legally mineable part of a measured and/or indicated mineral resource as defined by feasibility studies, including diluting materials and allowances for losses which may occur when the material is mined or extracted. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified in accordance with applicable standards.

Resource
a concentration or occurrence of material of economic interest in or on the Earth’s crust in such quality and quantity that there are reasonable prospects for economic extraction. The location, quantity, grade or quality, continuity and other characteristics of a resource are known, estimated, or interpreted from geological evidence and knowledge, including sampling in accordance with applicable standards.

Short cycle carbon
short-term carbon cycle operating over months or centuries involving the exchange of carbon above the surface of the Earth, primarily between its air, water, biomass, and soil; emissions of short cycle carbon derive, in pertinent part, from carbon dioxide that was recently photosynthesized into biomass, and therefore have a net zero impact on the carbon content above the Earth’s surface and climate.

Stripping ratio	the ratio of waste tons to ore tons mined.

Tailings	refuse materials resulting from the washing, concentration, or treatment of mineralized material.

Vein	a deposit of non-sedimentary origin, which may or may not contain minerals.

MARKET AND INDUSTRY DATA FORECASTS

This document includes industry data and forecasts prepared by third parties. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the renewable fuels industry, including government regulation relevant to that industry, on information published by the RFA. The RFA is a trade organization and they may present information in a manner that is more favorable than would be presented by an independent source. We have also used data and other information in this document that was published by the EIA, the EPA, and CARB. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can understand a company’s future prospects and make informed investment decisions. This report contains such forward-looking statements. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words believe, estimate, plan, project, forecast, expect, anticipate, believe, seek, target, intend, should, may, will, would and similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some factors that could cause our actual results to differ include:

-	sales of, and demand for, our products, services, and/or properties;

-	industry market conditions, including the volatility and uncertainty of commodity prices;

-	the speculative nature, costs, regulatory requirements, and hazards of natural resource exploration, development, recycling, extraction, processing, and refining activities, including operational or technical difficulties, and risks of diminishing quantities or grades of qualified resources;

-	changes in our planning, exploration, research and development, production, and operating activities;

-	research and development, exploration, production, operating, and other overhead costs;

-	margins, earnings, debt levels, contingencies, taxes, capital expenditures, net cash flows, and growth;

-	restructuring activities, including the nature and timing of restructuring charges and the impact thereof;

-	employment and contributions of personnel, including our reliance on key management personnel;

-	the costs and risks associated with developing new technologies;

-	our ability to commercialize existing and new technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes, or other external factors over which we have little or no control;

-	the effects of mergers, consolidations, and unexpected announcements or developments from others;

-	the impact of laws and regulations, including permitting and remediation requirements and costs;

-	changes in or elimination of laws, regulations, tariffs, trade, or other controls or enforcement practices, including the potential that we may not be able to comply with applicable regulations;

-	changes in generally accepted accounting principles;

-	adverse effects of climate changes, natural disasters, and health epidemics, such as the COVID-19 outbreak;

-	global economic and market uncertainties, changes in monetary or fiscal policies or regulations, the impact of terrorism and geopolitical events, volatility in commodity and/or other market prices, and interruptions in delivery of critical supplies, equipment and/or raw materials;

-	assertion of claims, lawsuits and proceedings against us;

-	potential inability to satisfy debt and lease obligations, including as a result of limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	interruptions in our production capabilities due to equipment failures or capital constraints;

-	potential dilution from stock issuances, recapitalization and balance sheet restructuring activities;

-	potential inability or failure to timely file periodic reports with the SEC;

-	potential inability to list our securities on any securities exchange or market;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2021 under Item 1A, Risk Factors.

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows and the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1        BUSINESS

Unless context otherwise indicates, the terms we, us, our, Comstock, or the Company mean Comstock Mining, Inc. and its subsidiaries on a consolidated basis.

OVERVIEW

Comstock innovates technologies that contribute to global decarbonization and circularity by efficiently converting massive supplies of under-utilized natural resources into renewable fuels and electrification products that contribute to balancing global uses and emissions of carbon. We intend to use our technologies to achieve exponential growth and extraordinary financial, natural and social returns by:

-	building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities;

-	selling an array of complimentary process solutions and related services, and

-	licensing selected technologies to qualified strategic partners.

Our objective is to generate over $16 billion in revenue on an annualized basis by 2030, by responsibly producing and selling renewable energy products that enable us, our clients, and their downstream stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset the equivalent of more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn.

Our technologies unlock vast quantities of historically wasted and unused feedstock supplies with enough short cycle carbon to offset many billions of metric tons of long cycle fossil fuel emissions worldwide. Most of that potential is provided by our Cellulosic Fuels technologies, which efficiently convert wasted, unused, widely-available, and rapidly-replenishable woody biomass into intermediates and precursors for the production of carbon neutral oil, ethanol, gasoline, renewable diesel, jet fuel, marine fuel, and other renewable replacements for long cycle fossil derivatives. Our full portfolio of patented, patent-pending and proprietary technologies includes many additional processes that complement and add to that potential.

We expect to use our technologies to meet our 2030 objectives with less than just 8% of the biomass residues produced annually in the U.S., however, we have structured our business to achieve and enable exponentially greater gains. We believe that the Earth’s natural carbon cycle provides the simplest, fastest, most scalable, and most practical path for enabling systemic decarbonization and achieving a net zero carbon world. Our strategic plan is consequently based on commercializing our technologies and renewable energy products to simultaneously:

-	reduce reliance on long cycle fossil fuels;

-	shift supply chains that terminate in combustion to short cycle renewable fuels; and

-
lead and support the adoption and growth of a highly profitable, balanced worldwide short cycle ecosystem, that continuously offsets, recycles, and contributes to neutralizing global carbon emissions by rapidly growing and replenishing vast quantities of feedstock for renewable circular fuels.

In that fashion, we plan to empower our clients, the industries in which they operate, and the populations they serve to Burn Less fossil fuels, to Burn Smarter with renewable fuels, to Burn Cleaner by recycling emissions into additional renewable fuels, and to thereby make disruptive contributions to global decarbonization and helping to achieve a net zero carbon world.

OPERATING SEGMENTS

We group our business activities into two operating segments to manage performance:

Renewable Energy Products Segment

Our renewable energy products segment will own and operate extraction and refining facilities that convert wasted and unused biomass and other natural resources into valuable renewable energy products, including intermediates and precursors for advanced renewable fuels, such as carbon neutral oil, ethanol, gasoline, renewable diesel, jet fuel and marine fuel and electrification products. We are currently evaluating several sites for the construction of facilities based on our Cellulosic Fuels technologies, the first of which will be designed to convert at least 330,000 metric tons per year of qualified feedstocks into at least about 33,000,000 gallons of renewable fuels per year and offset more than 330,000 metric tons of carbon dioxide emissions per year. We are also currently equipping an existing production facility in the Tahoe Reno Industrial (“TRI”) Center in Storey County, Nevada, with sufficient capacity to extract and refine lithium, graphite, nickel, cobalt, manganese, copper, aluminum and other metals from up to 100,000 tons per year of lithium-ion batteries ("LIB"). Our renewable energy products segment will also license selected technologies to qualified strategic partners, and offer an array of complimentary upstream and downstream design, engineering, fabrication, procurement, and construction solutions based on our experience and core competencies in technology development, process engineering, and project deployment, with a focus on processes that support long-term feedstock and offtake clients.

Strategic and Other Investments Segment

We own and manage a number of investments and projects that are strategic to our plans and ability to produce and maximize revenue and throughput in our renewable energy products segments, but that are not a component of that segment or otherwise have distinct operating activities for management purposes. Our strategic and other investments and projects include our recent investments in quantum computing and carbon dioxide utilization technologies as well as our mining, mercury remediation and related investments and our property development assets and related investments.

Summary Segment Results

We earned $228,123 and $201,700 in revenue in our strategic and other investments segment for each of the years ended December 31, 2021 and 2020. We earned $634,042 and $0 in revenue in our renewable energy products segment for each of the years ended December 31, 2021 and 2020.

We had loss from operations of $4,604,326 and $5,474,261 per year for the years ended December 31, 2021 and 2020 in our strategic and other investments segment. We had loss from operations of $1,801,595 and $0 per year for the years ended December 31, 2021 and 2020 in our renewable energy products segment.

We had total assets of $83,952,795 and $43,123,562 in our strategic and other investments segment at December 31, 2021 and 2020. We had total assets of $43,001,837 and no assets in our renewable energy products at December 31, 2021 and 2020. See Note 20, Segment Reporting, to the Consolidated Financial Statements

RECENT DEVELOPMENTS

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock Lode and Silver City mining districts in Nevada (collectively, our “Comstock Mineral Estate”). Between 2012 and 2016, we mined and processed about 2.6 million tons of mineralized material from the Comstock Mineral Estate, producing 59,515 ounces of gold and 735,252 ounces of silver. We subsequently focused on exploration and development activities in anticipation of continued production, while evaluating and exploiting opportunities for the monetization of selected assets, debt elimination, new investments, and diversification. During 2020 and 2021, we completed a series of transactions that were designed to build on our competencies and position us to address and capitalize on the global transition to clean energy. Those transactions primarily included (i) our sale of Comstock Mining, LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 100% of MANA Corporation and 90% of LINICO Corporation, (iii) our acquisition of intellectual property assets from FLUX Photon Corporation, and (iv) our purchase of 48.19% of Quantum Generative Materials LLC and 25% of Mercury Clean Up LLC. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy products, including cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2 to our Consolidated Financial Statements.

COMPETITIVE STRENGTHS

Our management team has deep experience in a diverse array of industries, including renewable fuels, hazardous waste, graphite, mining, metal manufacturing, agriproducts, and intellectual property research, development, and commercialization. We have core competencies in systemic management and innovating and scaling new technologies to commercial maturity, with significant expertise and know-how in the design, engineering, construction, integration, operation, and scaling of facilities based on our patented, patent-pending, and proprietary processes and other technologies. Our expertise, know-how, technologies, and patent position collectively comprise our primary competitive strengths, and form the basis for our growth plans and the value-added renewable energy products, process solutions, related services, and client licensing options.

Our team has designed, engineered, built, commissioned, and operated many industrial processing facilities in multiple industries, including 26 advanced renewable fuel production facilities for third-party clients. Most notably, our team invented and commercialized technologies that integrate into the backend of corn ethanol plants to extract and recover what was an historically-overlooked natural resource – inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel products. Upwards of 95% of the U.S. corn ethanol industry uses that technology today to offset more than 20 million barrels of fossil fuels per year, with an estimated total lifetime contribution in excess of 250 million barrels of avoided fossil fuel. Those results are validating proof of a repeatable and scalable concept that we plan on capitalizing on with our patented, patent-pending and proprietary technologies. Our strategic and tactical plans rely on the commercialization of technologies for renewable energy products that shift and leverage the consumption patterns of industries and populations to enable systemic decarbonization and contribute to a net zero carbon world.

BUSINESS OVERVIEW

Electrification and continued advancements in energy storage are vitally necessary to reduce reliance on fossil fuels. However, more than 70% of the electricity needed to power that infrastructure is currently generated by the combustion of fossil fuels, notwithstanding the impact of increased global urgency, continued innovation, and the accelerating growth of renewable energy.

Simultaneously, about 9% of the estimated 70 million new vehicles sold worldwide in 2021 were electric. While electric vehicle (“EV”) sales are anticipated to account for between 30% and 50% of new vehicle sales by 2030, there will only be about 145 million EVs on the road in 2030 under those aggressive growth scenarios. In contrast, there were more than 1.45 billion passenger cars and commercial vehicles in use worldwide at the end of 2020, and more than 98% of them were powered by gasoline or diesel fuel. Those vehicles accounted for 63% of the 7.3 billion metric tons of carbon dioxide emitted by the transportation sector in 2020, and that amount is expected to increase by more than 50% as the combustion fleet continues to grow beyond 2030. The growth and turnover of that fleet will continue to have a significant impact on the world’s harmful carbon emissions.

Accordingly, we believe that combustion will continue to be the dominant source of power for transportation and energy for decades to come, if for no other reason than the fact that the associated infrastructure is already deployed on a planetary scale. We also believe that the world’s entrenched combustion apparatus can play an extremely important role in enabling systemic decarbonization and achieving global net zero. Using it will require focus to shift to burning in balance – to sustainably cycling carbon by burning less fossil fuel, by burning more renewable fuel, and by growing and monetizing more biomass to recycle emissions and maximize the production of renewable fuels.

The Earth’s natural carbon cycle provides a highly-scalable pathway for global decarbonization. The key to using it is to strike and sustain a profitable new balance between its living systems and humanity’s global uses, wastes, and emissions of carbon. We plan on doing so by focusing on and working exclusively with the abundance of short cycle carbon that’s already on and above the surface of the Earth, and by leaving as much long cycle fossil carbon as possible in subsurface reserves. Humanity’s combustion practices can become a part of the natural carbon cycle by providing sufficient quantities of carbon dioxide to grow more terrestrial biomass, which would increase and ultimately iterate to a healthy balance with the available emissions.

In a simple example of the associated impact, sustainably harvesting 3.4 billion metric tons per year of biomass would be enough to absorb 4.0 billion metric tons of carbon dioxide per year and produce 1.5 billion metric tons per year of renewable fuels with our Cellulosic Fuels technologies. That fuel would shift 10% of the global burn to short cycle carbon, thereby reducing the net addition of previously sequestered long cycle carbon into the atmosphere and oceans by 4.0 billion metric tons to 36 billion metric tons per year. Total fuel consumption worldwide would remain at 15 billion metric tons per year, and total emissions would remain at 40 billion metric tons per year, but 10% of the global burn would then be circular.

The World Resources Institute (“WRI”) estimates that the world’s forests absorb about 16 billion metric tons of carbon dioxide per year, or about 8 billion net of emissions due to deforestation and other disturbances. Reducing and replacing half of those losses would offset 10% of humanity’s annual emissions, however, prior methods for effecting such solutions had limited economic value. Our Cellulosic Fuels solutions dramatically alter that dynamic by unlocking and efficiently converting wasted, unused, and rapidly-replenishable woody biomass and other short cycle renewable resources into intermediates and precursors for the production of carbon neutral crude oil, ethanol, gasoline, renewable diesel, jet fuel, marine fuel, and other renewable replacements for long cycle fossil derivatives.

Our strategic plan is based on innovating and using our technologies and the renewable energy products that they enable to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a balanced global short cycle carbon ecosystem, with embedded economic incentives to offset, recycle, and contribute to neutralizing emissions by growing and selling more feedstock and fuel. Our objective is to generate over $16 billion in revenue on an annualized basis by 2030, by responsibly producing and selling renewable energy products that enable us, our clients, and their stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset the equivalent of 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn.

We also make strategic and other investments that contribute to our mission of enabling systemic decarbonization and help to realize our vision of a net zero carbon world. Our current investments include advanced new technologies involving atmospheric water harvesting, carbon capture and utilization, and quantum computing to harness quantum-enabled generative adversarial neural networks to develop breakthrough new materials for energy storage, electronics, carbon capture and utilization, and mining.

COMPETITION

We compete with other renewable fuels, electrification metals, clean technology engineering, licensing, and mineral exploration companies in connection with the acquisition of properties and other assets, feedstock and offtake agreements, and clients, and the attraction and retention of human capital. Those competitors may have substantially greater financial resources than we do.

While we plan to produce and sell renewable alternatives to fossil crude to fuel producers, we also have the capability of directly refining those alternates into renewable fuels, We accordingly face competition from producers and suppliers of fossil fuels, and producers, marketers, traders, and distributors of renewable fuels.

Our cellulosic ethanol products will compete with ethanol produced by the highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. As of December 31, 2020, the top five corn ethanol producers operated 69 plants and accounted for approximately 40% of the domestic production capacity with capacities ranging from 800 million gallons per year to 1.8 billion gallons per year. About half of the corn ethanol plants in the U.S. are standalone facilities that accounted for approximately 38% of domestic production capacity. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry. In the United States and Canadian biomass-based diesel markets, we will compete with independent biomass-based diesel producers, as well as large, multi-product companies that have greater resources than we do.

Ag Processing Inc., Archer Daniels Midland Company, Cargill Incorporated, and Louis Dreyfus Commodities Group are major international agribusiness corporations and biodiesel producers with the financial, feedstock sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make renewable fuel as part of their integrated agribusinesses. We will also compete with several large and well capitalized producers of renewable diesel. Neste Corporation has about 900 million gallons of renewable diesel production capacity in Asia and Europe, a significant portion of which is imported into the U.S. Diamond Green Diesel, LLC, a joint venture between Valero Energy Corporation and Darling Ingredients Inc., produces about 275 million gallons per year of renewable diesel and it is in the process of expanding capacity to 675 million gallons per year by 2022. In January 2021, Valero announced that it will build a 470 million gallons per year renewable diesel plant in Texas with Darling. We expect significant renewable diesel capacity to initiate new production by 2030.

According to the U.S. Energy Information Administration data, renewable diesel imports from Singapore to the U.S. totaled 173 million gallons in 2018, 252 million gallons in 2019, and 280 million gallons in in 2020. Significant additional import activity from other countries is likely to occur. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several petroleum refiners in the U.S. have affected conversions of their facilities from crude oil to renewables in the past year including but not limited to Sinclair, Phillips 66, Holly Frontier, Marathon, and Exxon. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation.

We also operate in the lithium-ion battery (“LIB”) recycling industry, where we face competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could also focus their substantial resources on developing more efficient recovery solutions than our highly efficient processes planned for lithium, graphite and other material extraction. Competition also places downward pressure on contract prices and profit margins, which presents significant challenges to maintaining growth rates and acceptable margins.

CUSTOMERS

The Company is not dependent on a limited number of customers for its sales.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

We are an emerging leader in the global shift to a circular economy. Our systemic management methodology, corporate social responsibility (“CSR”) and environmental, social, and governance (“ESG”) policies and framework defines, seeks, and accounts for benefits in ways that align all of our stakeholder interests with sustainability objectives that are designed to rise to the realities of our time; where benefits are defined in terms of three different interdependent forms of capital – financial, natural, and social, that we generate while making a positive impact on the economy, the environment, and our local and global communities.

Our objective is to generate over $16 billion in revenue on an annualized basis by 2030, by responsibly producing and selling renewable energy products that enable us, our clients, and their downstream stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset the equivalent of more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn.

REGULATORY MATTERS

Once operational, our renewable energy products segment will be sensitive to government programs and policies that affect the supply and demand for ethanol, gasoline, renewable diesel, jet fuel, marine fuel, other renewable fuels, and their intermediates, precursors, and derivatives, which in turn may impact our throughput.

The demand for cellulosic and carbon neutral fuels is rapidly increasing, and supply is virtually non-existent for the want of recently developed process technologies. Global demand is approaching 10% of the total fuel supply, with stable market prices linked to carbon reduction standards. America’s renewable fuels standard (“RFS II”) is driving innovation by both requiring and incentivizing use of advanced cellulosic fuels, including for upwards of 16 billion gallons of cellulosic ethanol annually by 2022.

Under the RFS II, renewable fuel producers are essentially guaranteed market access inasmuch as fossil fuel producers are required to purchase renewable fuels to meet RFS II quotas. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to blend into the fuel supply each year based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply, if the requirement severely harms the environment, or harms the economy of the nation or a state. The RFS II volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as obligated parties in the RFS II regulations. Obligated parties are required to incorporate a certain percentage of renewable fuel into their petroleum-based fuel or purchase credits in the form of renewable identification numbers from those who do. An obligated party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest U.S. petroleum refining companies, such as British Petroleum, Chevron, Citgo, ExxonMobil, Marathon, PBE, Phillips 66, and Valero, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.

The RFS II requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories: cellulosic biofuel and biomass-based diesel, which can be satisfied with ethanol made from woody biomass and renewable diesel, respectively. The total advanced biofuel requirement is larger than the combined cellulosic biofuel and biomass-based diesel requirement, thus requiring the use of additional volumes of advanced biofuels. The RFS II requirement for advanced biofuels can be satisfied by any advanced biofuel, including fuels produced with our Cellulosic Fuels technologies, so long as it meets the 50% greenhouse gas reduction requirement which our solutions meet.

The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Renewable diesel typically has an EEV of 1.7, compared to 1.0 for ethanol. Accordingly, it requires less biomass-based diesel than ethanol to meet the required volumes as each gallon of biomass-based diesel counts as more gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for refiners and importers to purchase biomass-based diesel to meet their advanced biofuel RVO.

Advanced cellulosic and other fuels are able to be sold at higher prices than traditional corn ethanol due to their increased GHG reductions. The EPA ensures compliance with the RFS II by assigning a Renewable Identification Numbers (“RINs”) to each gallon of renewable fuel produced or imported into the U.S. RINs are generated by renewable fuel producers, passed onto fossil fuel producers that purchase renewable fuels, and then submitted to the EPA. Producers assign RINs to their renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. Fossil fuel producers that do not want to buy and distribute renewable fuel can buy RINs and submit them to the EPA to show compliance with RFS II. Obligated parties must obtain and retire the required number of RINs to satisfy their RVO during a particular compliance period. An obligated party can obtain RINs by buying renewable fuels with RINs attached, buying RINs that have been separated, or producing renewable fuels themselves. All RIN activity under RFS II must be entered into the EPA’s moderated transaction system, which tracks RIN generation, transfer and retirement. RINs are retired when used for compliance with the RFS II requirements.

The market price of detached RINs affects the price of renewable fuels in certain markets and can influence purchasing decisions by obligated parties. The value of RINs can significantly impact to the price of renewable fuel. In 2020, RIN prices reported by the Oil Pricing Information System, or OPIS, fluctuated significantly throughout the year and ranged from a low of $0.37 per gallon to a high of $1.03 per gallon, or 45% of the average spot price, in December 2020.

The federal biodiesel mixture excise tax credit (“BTC”), provides an additional $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC can then be credited against federal excise tax liabilities or the blender can obtain a cash refund from the U.S. Treasury for the value of the credit. The BTC was first implemented on January 1, 2005 and has been allowed to lapse multiple times before being retroactively reinstated. The BTC is an incentive shared across the advanced biofuel production and distribution chain through routine, daily trading and negotiation. In December 2019, the BTC was retroactively reinstated for 2018 and 2019, and made effective from January 2020 through December 2022.

Individual state and other governments are also pushing the demand beyond the federal requirements. California, Oregon, Washington and British Columbia all have Low Carbon Fuel Standards (“LCFS”) that encourage consumption of advanced biofuels by setting annual carbon intensity (“CI”) emission standards which reduce over time. According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives.

The goal of California’s LCFS, for example, is to reduce GHG emissions from the transportation sector by 20% by 2032. The regulation quantifies lifecycle greenhouse gas emissions by assigning a CI score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider (generally the fuel’s producer or importer, or “regulated party”) is required to ensure that the overall CI score for its fuel pool meets the annual CI target for a given year. A regulated party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. Any alternative fuel is characterized by its CI, generating credits based on its carbon emissions (or lack thereof). Fuels with the lowest CI score, generate the most credits, and reap the highest market price. Although any fuel can generate credits, California also has an E10 mandate which requires all gasoline be mixed with 10% ethanol, this has led to a consistent demand for over 1 billion gallons of ethanol per year. As the LCFS and CI requirements get increasingly stringent, fuel providers will be unable to meet their required CI reductions with corn ethanol alone. Comstock’s advanced cellulosic ethanol is less carbon intensive than conventional corn ethanol, thereby providing opportunities for increased sales. For comparison, the market value of cellulosic ethanol in the California market is equal to the price for conventional ethanol, plus the RIN value, plus the LCFS value based on the CI score. Under current market conditions, our cellulosic ethanol would have a market value in California ranging from $4.97 per gallon with the lower limit CI scoring, to $4.43 per gallon using the upper limit for CI scoring, as compared to $2.16 per gallon for corn ethanol. We will obtain carbon credits when we sell qualified fuels into California. During 2020, California LCFS carbon credits ranged from $167.50 per metric ton to $218.00 per metric ton, as reported by OPIS.

Likewise, the Oregon Clean Fuel Program requires a 10% reduction of the average carbon intensity of Oregon’s transportation fuels from 2020 levels by 2025. The baseline year for the program is 2020 and represents 10% ethanol blended with gasoline and 5% biodiesel blended with diesel. The Oregon Renewable Fuels Standard requires all gasoline sold in the state to be blended with 10% ethanol (“E10”). In addition, all diesel fuel sold in the state must be blended with at least 5% bio-based diesel. In March of 2020, the Oregon Governor issued an executive order to expand the Clean Fuel Program to achieve at least a 20% reduction from 2020 levels by 2030 and a 25% reduction by 2035. The executive order is currently in a rule making process, with a targeted effective date of January 1, 2023. We will obtain carbon credits when we sell qualified fuels in Oregon. During 2020, Oregon OCF carbon credits ranged from $105.00 per metric ton to $155.00 per metric ton, as reported by OPIS.

In the European Union, or EU, the Renewable Energy Directive established a 10% target by 2020 for the use of renewable energy in the transport sector in EU member states. Given the existing limited market presence of alternative fuels or electromobility, the majority of the target has been realized through biofuels. In 2018, a revised Renewable Energy Directive, RED II, was established. RED II set a target of 14% renewables in transport and a 32% reduction of greenhouse gases, to be progressively achieved from 2021 until 2030. Biofuels produced from certain types of waste feedstocks, such as used cooking oil, benefit from extra incentives and so-called advanced feedstocks even get a specific sub-mandate. Additionally, RED II opens up new outlets such as marine fuels or renewable aviation fuels. In 2021, each of the EU Member States is in the process of ratifying RED II into national legislation. Since the adoption of RED II, the EU has introduced the European Green Deal, a package of new measures that are intended to align the EU's environmental goals with the Paris Accord objectives and, according, the European Commission is exploring whether to update RED II.

A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2017, 2018 and 2021 reporting years than they had in prior years. This totaled 790 mmg of waived requirements for the 2021 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years, and as a result, RIN values declined significantly.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rule making. This was the first RFS II rule making since the expanded use of the exemptions came to light; however, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. We believe the EPA’s recent approach accomplished the opposite in that even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future. Our design, engineering, licensing, installation, commissioning and maintenance services are subject to various federal, state and local environmental, health and safety laws and regulations, which require a standard of care to control potential pollution and limit actual or potential impacts to the environment and personnel involved. While our engineering and installation work regularly exceeds health, safety and environment requirements, a violation of these laws and regulations, or of permit conditions, can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of service costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training. We often assist our customers in environment, health and safety compliance issues, including new requirements concerning greenhouse gas emissions. It may not be possible to completely segregate our environmental, health and safety responsibilities from those of our customers. In 2019, in a supplemental rule-making to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate will be waived from the blending requirements due to small refinery exemptions. To accomplish this, they added in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers.

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation. In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous SRE approvals, almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling, which we believe is unlikely.

Our renewable energy products segment activities are subject to various and extensive environmental and other regulations. We will be required to obtain and maintain various environmental permits to operate our plants and other facilities. Renewable fuel production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in RFS II.

There has been an increase in battery regulation globally in recent years. For example, California is evaluating a policy to drive Recycling Efficiency Rates as close to 100% as possible, potentially beginning as early as 2022. In Canada, Ontario is requiring Recycling Efficiency Rates for lithium ion batteries (“LIBs”) of over 70% by 2023. China has required functional material recovery rates greater than 80% since 2018, with specific targets by key materials (nickel, cobalt, and lithium). The European Union proposes to update its EU Battery Directive during 2021 to implement more aggressive recycling targets, including minimum material recovery rates of 90% for both cobalt and nickel by 2025, a minimum recovery rate of 35% for lithium by 2025, and a Recycling Efficiency Rate of least 65% by 2025. Our renewable energy products segment holds all licenses currently required in connection with its technologies and operations. We have engaged a third-party consultant to work across all projects, supporting us with permitting and regulatory compliance, and keeping us apprised of all relevant regulations and related changes.

Our design, engineering, licensing, installation, commissioning and maintenance services are subject to various federal, state and local environmental, health and safety laws and regulations, which require a standard of care to control potential pollution and limit actual or potential impacts to the environment and personnel involved. A violation of these laws and regulations, or of permit conditions, can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of service costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training. We often assist our customers in environment, health and safety compliance issues, including new requirements concerning greenhouse gas emissions. It may not be possible to completely segregate our environment, health and safety responsibilities from those of our customers.

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained substantially all licenses, permits, and other authorizations currently required for our mining, exploration and other development programs. We believe that we are in compliance in all material respects with applicable laws and regulations. Capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, comprise a substantial part of our historical capital expenditures and some of our anticipated future capital expenditures. For example, we incur certain expenses and liabilities associated with our reclamation obligations.

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada Revised Statutes (“NRS”) 519A to 519A.280 and Nevada Administrative Code (“NAC”) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that, after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7,251,950, including $6,751,950 for BMRR and $500,000 of additional reclamation surety bonding directly, with Storey County. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee and signed a corporate guarantee. The bonded amount is $7,251,950, and the collateral held on deposit at December 31, 2021 is $2,695,944.

CONTINGENCIES

Under Comstock’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $500,000. Environmental liability insurance is carried with policy limits of $10,000,000 per occurrence with a $5,000,000 umbrella. We also carry professional liability, pollution, auto and worker’s compensation insurances.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

INTELLECTUAL PROPERTY

We protect our intellectual properties through a combination of patents, patent applications, license agreements, common law copyrights, and trade secrets. Comstock IP Holdings holds our portfolio of patented, patent-pending, and proprietary technologies, including our Cellulosic Fuels and Electrification Metals technologies, as well as an array of additional processes, including atmospheric water harvesting and carbon capture and utilization. The earliest of our patents are scheduled to expire is in 2033, however, we have additional issued and pending patents that are expected to expire at later dates. We have also developed and use trade secrets to protect our know-how in the systemic extraction, valorization, and processing of wasted or used resources.

HUMAN CAPITAL RESOURCES

The attraction, retention and development of employees is critical to our success. We accomplish this, in part, by our systemic management practices, competitive compensation practices, training initiatives, and growth opportunities within the company. Comstock currently has 32 full-time employees. We also employ sales, engineering, research, geological, regulatory, environmental, operating, financial, and administrative personnel. There is no union representation for any of our employees.

EXECUTIVE OFFICERS

Corrado De Gasperis, Executive Chairman and Chief Executive Officer

Mr. De Gasperis brings more than 35 years of industrial manufacturing, financial, governance, operational and project management experience in the metals, mining, and recycling industries. Mr. De Gasperis has served as Comstock’s chief executive officer since 2010 and executive chairman since 2015. He is also a director and president of each of the Company’s wholly- and majority-owned subsidiaries, and Sierra Springs Opportunity Fund, Inc., a strategic investee of Comstock since July 2019. From 2006 to 2009, Mr. De Gasperis served as the chief executive officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel agreed to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions. Barzel and substantially all of its U.S. and Canadian subsidiaries were purchased for $65.0 million in cash. From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of graphite and carbon cathodes and electrodes. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as vice president and chief information officer and a leader of its transformation and recapitalization. From 1998 to 2000, he served as the controller of GrafTech. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998. Mr. De Gasperis is also a director and the chairman of the of the Board of Directors of LiNiCo Corporation and chairman of the member committee for Quantum Generative Materials LLC. He is a director of ROK-On Building Systems, a manufacturer of low-carbon, renewable building materials and a strategic investee of Sierra Springs Opportunity Fund Inc and also a founding member and the chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Mr. DeGasperis previously served as a director and as chairman of the Virginia City Tourism Commission. He also has served as a director of GBS Gold International Inc., where he was chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Kevin E. Kreisler, President and Chief Financial Officer

Mr. Kreisler joined Comstock as its president and chief financial officer in September 2021. He is also a director and chief financial officer of each of the Company’s wholly- and majority-owned subsidiaries. Mr. Kreisler has a diverse background in agriproducts, renewable fuels, hazardous waste, and intellectual property development, with deep expertise in building and scaling commercial production processes and companies in regulated markets. Mr. Kreisler served from 2003 to 2021 as managing director for Viridis Asset Management LLC, a family-owned investment company focused on the development of early-stage companies and technologies, with a specialization in commercializing technology-driven profitability incentives that leverage existing infrastructure and consumption behaviors to produce globally-meaningful sustainability gains. In that capacity, Mr. Kreisler founded GreenShift Corporation in 2005 and served as its chairman and chief executive officer through

2021. GreenShift developed and commercialized patented technologies that integrated into the backend of corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel derivatives. Today, upwards of 95% of the U.S. corn ethanol industry uses that technology to displace more than 20 million barrels of fossil fuel, trillions of cubic feet of natural gas, and tens of millions of metric tons of greenhouse gases every year. In total, those gains are globally-meaningful and have accumulated to industry-wide savings exceeding 250 million barrels of fossil fuel. From 1998 to 2004, Mr. Kreisler served as a director and officer of Veridium Corporation, which developed and commercialized an array of selective metals separation technologies, where he led the design, engineering, and construction of an advanced facility for the recycling and reuse of inorganic hazardous and industrial wastes from thousands of different waste streams from dozens of industrial processes. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

William J. McCarthy, Chief Operating Officer

Mr. McCarthy joined Comstock as its chief operating officer in July 2021. He is also the chief operating officer over each of the Company’s wholly- and majority-owned subsidiaries. He brings over 20 years of experience to Comstock, focused on the development and implementation of systemic, scalable business strategies to drive profitability and revenue growth across a diverse range of industries. Previously, Mr. McCarthy was a co-founder and chief executive officer of Mana Corporation, a developer of biomass-based business strategies. From 2017 to 2020, Mr. McCarthy was the principal of Normandy Road Partners, a boutique advisory firm focused on empowering scalable growth in emerging industries. From 2005 to 2016, Mr. McCarthy held roles of increasing responsibility at SVP Global, a global investment firm focused on distressed debt, special situations and private equity opportunities, most recently as Director of Risk Management. From 2003 to 2005, Mr. McCarthy was an Associate with Resurgence Asset Management, a private equity manager. He began his career at the Principal Financial Group. Mr. McCarthy earned a B.A. in Economics from Tufts University.

David J. Winsness, Chief Technology Officer

Mr. Winsness joined Comstock as its chief technology officer in September 2021. Mr. Winsness has spent his professional career targeting the extraction and recovery of materials from byproduct streams and repurposing those recovered materials into high value markets. Mr. Winsness previously served as GreenShift’s chief technology officer from 2006 to 2018, where he invented, developed, and commercialized the largest innovation to occur in the corn ethanol industry: back end corn oil extraction. The technology efficiently extracts corn oil from byproduct streams so that it can be sold separately without consuming any additional power or corn. The technology has been adopted by more than 95% of the 209 U.S. corn ethanol plants, where it generates more than an estimated $3.2 billion annually in additional profit for the industry. Mr. Winsness subsequently served as chief executive officer of Plain Sight Innovations LLC and its predecessor, FLUX Carbon LLC, where he led the development of a technology portfolio for cellulosic fuels and other clean technologies, focusing on advanced carbon-neutral fuels and alternatives to fossil fuels. Mr. Winsness attended Clemson University and graduated with a Bachelor of Science degree in Mechanical Engineering.

Rahul Bobbili, Chief Engineering Officer

Mr. Bobbili joined Comstock as its chief engineering officer in June 2021. He has nearly 20 years of experience in process design, patent licensing, equipment manufacturing, commissioning, project management, and start-up. From 2006 to 2021, Mr. Bobbili served as the chief executive officer of Renewable Process Solutions, Inc., a now wholly-owned subsidiary of Comstock. Mr. Bobbili invented multiple chemical processes in the renewable industry and built twenty-six biofuel refineries in the last fourteen years. Mr. Bobbili has managed multiple industrial-scale projects from construction phases, commissioning, and operations. Mr. Bobbili received a B.S. in Production Engineering from Osmania University, India, a M.S. in Mechanical Engineering from Old Dominion University, Virginia, and an Executive Finance certification from Stanford University, California.

AVAILABLE INFORMATION

Comstock maintains a website at www.comstock.inc. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any filed or furnished amendments to those reports pursuant to Section 13(a) of the Exchange Act are made available through our website as soon as practical after we electronically file or furnish the reports to the SEC. Also available on our website are the Company’s Governance Guidelines and Code of Conduct, as well as the charters of the audit, compensation and nominating committees of the Board of Directors. Information on our website is not incorporated into this report. Stockholders may request free copies of these documents from Comstock Mining Inc., P.O. Box 1118, Virginia City, Nevada 89440.

FINANCING EVENTS

Equity Issuance Agreements

For the year ended December 31, 2021, we sold 9,220,123 registered shares of common stock at an average share price of $2.97, and net proceeds of $26,335,500 after fees and expenses. In connection with these sales, we issued 143,787 shares for in payment of commitment and due diligence fees. We also issued 26,863,156 unregistered shares of common stock as consideration for acquisitions, investments and payment for mineral rights.

Debt Financing Agreements

The Company entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, and the Daney Ranch, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral.

If the promissory note has not been paid in full on or prior to December 15, 2022, the Company will issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022. At December 31, 2021, the warrants were valued at $70,879. We recognized interest expense of $19,720 during the year ended December 31, 2021 in connection with the GHF 2021 Note.

RISK FACTOR SUMMARY

An investment in our securities involves risk. You should carefully consider the risk factors detailed below in Item 1A, Risk Factors, in addition to those discussed elsewhere in this report, in evaluating our Company, its business, its industry and prospects. These risks include, but are not limited to, those described in the following summary:

-	You may lose all or part of your investment.

-	We have a limited operating history.

-	We may never earn significant revenues from our operations.

-	We may be unable to manage our future growth.

-	We may not be able to successfully implement our growth strategy on a timely basis or at all.

-
We are exposed to global health, economic, supply chain, and market risks that are beyond our control, which have adversely affected, and could continue to adversely affect, our financial results and capital requirements.

-
The Renewable Fuel Standard, a federal law requiring the consumption of qualifying renewable fuels, could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our revenues, operating margins and financial condition.

-	Loss of or reductions in federal and state government tax incentives for renewable fuel production or consumption may have a material adverse effect on our revenues and operating margins.

-
We intend to derive a significant portion of our revenues from sales of our renewable fuel in states with Low Carbon Fuel Standards, however, adverse changes in the associated laws or reductions in the value of the applicable credits would harm our revenues and profits.

-
A decline in the adoption rate of renewable energy or electrification, or a decline in the support by governments for renewable energy and electrification technologies, could materially harm our financial results and ability to grow our business.

-	Our success will depend on acquiring, maintaining, and increasing feedstock supply commitments, as well as securing new customers and offtake agreements.

-
Our margins are dependent on the spread between the market prices for our renewable energy products and the costs for our feedstocks, which may be volatile and can cause our results of operations to fluctuate substantially.

-	Our operations depend on the availability of sufficient water supplies.

-	Owning property and water rights and options on property and water rights carries inherent risks.

-	We do not have proven or probable reserves, and there is no assurance that the quantities of minerals and metals we produce will be sufficient to recover our investment and operating costs.

-
The cost of our exploration, development and acquisition activities is substantial, and there is no assurance that the quantities of minerals and metals we discover, acquire or recover will justify commercial operations or replace future reserves.

-
Resource and other material statements are estimates subject to uncertainty due to factors including market prices, and the inherent variability and recoverability of targeted natural resources in extraction and beneficiation processes.

-	Risk management transactions could significantly increase our operating costs and may not be effective.

-
In addition to changes in prevailing commodity prices, our results of operations could be significantly affected by the volume, mix, and composition of the various wasted and unused natural resource feedstocks that we are targeting, all of which are subject to variance.

-
If one or more of our facilities become inoperative, capacity constrained, or if operations are disrupted, our business, results of operations or financial condition could be materially adversely affected.

-	Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.

-
The dangers inherent in storage and transportation of our renewable energy products could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

-	Increases in transportation costs or disruptions could have a material adverse effect on our business.

-	We operate in highly competitive industries and expect that competition will increase.

-	Our activities are inherently hazardous and any exposure may exceed our insurance limits or not be insurable.

-
Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays, and could have a material adverse effect on our business.

-
Failure to comply with governmental regulations, including EPA requirements relating to RFS II or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.

-	Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals that may be opposed by third parties.

-	Closure, reclamation, and rehabilitation costs could be higher than expected, and our insurance and surety bonds for environmental-related issues are limited.

-	We are subject to federal and state laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.

-	Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.

-	Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.

-	Unfavorable economic conditions have a material adverse effect on our business, results of operations and financial condition.

-
Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events could materially adversely affect our business, results of operations or financial condition.

-	Illiquidity of investments could impede our ability to respond to changes in economic and other conditions.

-	Our business requires substantial capital investment and we may be unable to raise additional funding.

-	The price of the Company’s common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of its common stock.

-	Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

-	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

-	We may be delisted if we are unable to maintain the listing standards of the NYSE American stock exchange.

-	We do not expect to pay any cash dividends for the foreseeable future

-	We may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

-	Nevada law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

-
We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

-
We may undertake joint ventures, investments, projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

ITEM 1A    RISK FACTORS

There are many important factors that have affected, and in the future could affect, our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

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

If we are unable to generate cash flows from our planned operating activities in our renewable energy products segment, then it is unlikely that the cash generated from our strategic and other investments segment will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

We have a limited operating history.

We have a limited operating history. The success of our Company is significantly dependent on the completion of uncertain future events, including the financing, development, permitting, construction, commissioning, start-up, and initiation of sustainable throughput of our planned cellulosic fuels and electrification metals production facilities, the discovery and exploitation of mineralized materials on our properties, selling the rights to exploit those materials, and/or commercializing our other diversified production and processing activities. If our business plan is not successful and we are not able to operate profitably, then our securities may become worthless and investors may lose all of their investment in our Company.

We may never earn significant revenues from our operations.

If we are unable to generate significant revenues from our planned production and processing activities in the future, then we will not be able to earn profits or continue operations. We have yet to generate positive operating income and there can be no assurance that we will ever operate profitably. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail and investors may lose all of their investment in our Company.

We may be unable to manage our future growth.

Even if we can successfully implement our growth strategy, any failure to manage our growth effectively could materially and adversely affect our business, results of operations and financial condition. We intend to expand operations significantly by 2030, which will require us to hire and train new employees; accurately forecast supply and demand, production and revenue; control expenses and investments in anticipation of expanded operations; establish new production facilities; and implement and enhance administrative infrastructure, systems and processes. Future growth may also be tied to acquisitions, and we cannot guarantee that we will be able to effectively acquire other businesses or integrate businesses that we acquire. Failure to efficiently manage any of the above could have a material adverse effect on our business, results of operations or financial condition.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future global growth, results of operations and financial condition depend upon our ability to successfully implement our growth strategy, which, in turn, is dependent upon a number of factors, some of which are beyond our control, including our ability to: economically extract and refine wasted and unused natural resources and meet customers’ business needs; complete the construction of future facilities at a reasonable cost and on a timely basis; invest and keep pace in technology, research and development efforts, and the expansion and defense of our intellectual property portfolio; secure and maintain required strategic supply arrangements; effectively compete in the markets in which we operate; and, attract and retain management or other employees with specialized knowledge and technical skills. There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments that may result in both short-term and long-term costs without generating any current revenue and therefore may be dilutive to earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect to generate from our growth strategy. Failure to realize those benefits could have a material adverse effect on our business, results of operations or financial condition.

We are exposed to global health, economic, supply chain, and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

The outbreak of the novel strain of coronavirus, specifically identified as COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of travel bans, quarantine periods and social distancing, have caused material disruptions to global business and an economic downturn. Global equity markets have experienced significant volatility and weakness. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. Attempts at containment of COVID-19 resulted in decreased economic activity and adversely affected the broader global economy. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations. It is not currently possible to reliably estimate the length and severity of these delays and the impact on the Company's financial condition, and that of its subsidiaries and partners in future periods.

Further, uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce demand for assets that we hold for sale and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices. Competition and unforeseen limited sources of supplies needed for our planned developments could result in occasional shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect our anticipated business operations and increase our expenses.

The Renewable Fuel Standard, a federal law requiring the consumption of qualifying renewable fuels, could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our revenues, operating margins and financial condition.

We and other participants in the biomass-based diesel industry rely on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist. One of the most important of these programs is the RFS II, a federal law that requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the U.S. Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which we plan to compete, biomass-based diesel and advanced biofuel. The parties obligated to comply with this RVO, are petroleum refiners and petroleum fuel importers. The petroleum industry is strongly opposed to the RFS II and can be expected to continue to press for changes both in the RFS II itself and in the way that it is administered by the EPA. For 2022, the advanced biofuel RVO has been set at 5.04 billion gallons. For The U.S. Congress could repeal, curtail or otherwise change the RFS II program in a manner adverse to us. Similarly, the EPA could curtail or otherwise change its administration of the RFS II program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. In addition, while Congress specified RFS II volume requirements through 2022 (subject to adjustment in the rule-making process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the EPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

Loss of or reductions in federal and state government tax incentives for renewable fuel production or consumption may have a material adverse effect on our revenues and operating margins.

Federal and state tax incentives have assisted the biomass-based diesel industry by making the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit ("BTC"). Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit. Unlike the RFS II program, the BTC has a direct effect on federal government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. We cannot predict what action, if any, Congress may take with respect to the BTC in the future. There is no assurance that the BTC will be reinstated, that it will be reinstated on the same terms or, if reinstated, that its application will be retroactive, prospective or both. Any adverse changes in the BTC can be expected to harm our results of operations and financial condition. Several states have enacted tax incentives for the use of biodiesel. Modification, curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We intend to derive a significant portion of our revenues from sales of our renewable fuel in states with Low Carbon Fuel Standards, however, adverse changes in the associated laws or reductions in the value of the applicable credits would harm our revenues and profits.

The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a carbon intensity ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We expect to receive LCFS credits when we eventually sell qualified fuels in California and other applicable states and jurisdictions. If the value of our planned renewable fuels were to materially decrease as a result of over-supply or reduced demand for our fuels, or if our fuel is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, then our revenues and profits could be seriously harmed.

A decline in the adoption rate of renewable energy or electrification, or a decline in the support by governments for renewable energy and electrification technologies, could materially harm our financial results and ability to grow our business.

The demand for our renewable energy products, process solutions, related services, and technology licensing is driven in part by projected increases in the demand for renewable energy and electrification. A decline in the adoption of renewable energy and electrification could reduce the demand for our renewable energy products, process solutions, related services, and technology licensing, which could have a negative impact on our operating results.

Our success will depend on acquiring, maintaining, and increasing feedstock supply commitments, as well as securing new customers and offtake agreements.

We must acquire and maintain feedstock supply commitments as well as new customers, including offtake agreements. Feedstock suppliers may change or delay supply contracts for any number of reasons, such as force majeure or government approval factors that are unrelated to our operations. Customers may fail to perform under their contracts for similar reasons. As a result, in order to maintain and expand our business, we must continue to develop and obtain new feedstock supply and customer contracts. However, it is difficult to predict whether and when we will secure such commitments and/or contracts due to competition for suppliers and customers and the lengthy process of negotiating supplier and customer agreements, which may be affected by factors that we do not control, such as market and economic conditions, financing arrangements, commodity prices, environmental issues and government approvals.

Our margins will be dependent on the spread between the market prices for our renewable energy products and the costs for our feedstocks, which may be volatile and can cause our results of operations to fluctuate substantially.

Our business will be highly impacted by commodity price volatility, primarily in the markets for our intended renewable energy products, including carbon neutral cellulosic oil, ethanol, gasoline, renewable diesel, jet fuel, marine fuel, lithium, graphite, nickel, cobalt, manganese, copper, aluminum, gold, silver, and other commodity-driven renewable energy products. While our technologies target and benefit from low cost wasted and unused feedstocks, decreases in the prevailing prices for our renewable energy products will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

Our operations depend on the availability of sufficient water supplies.

Some of our planned operations will require significant quantities of water for extraction, processing and related support facilities, and some of our planned operations are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous operation at such locations will be dependent on our ability to secure and maintain our water rights and claims, and the continuing physical availability of the water.

Owning property and water rights and options on property and water rights carries inherent risks.

As a result of our ownership of real property and water rights, our business may be negatively affected by related risks beyond our control, including without limitation: adverse changes in national, regional and local economic conditions and outlook; economic downturns in the areas where the properties are located; adverse changes in local real estate market conditions such as an oversupply of properties, reduction in demand, intense competition for buyers and/or demographic changes; changes in business or consumer preferences that reduce the attractiveness of our properties; changes in zoning, regulatory restrictions or tax laws; and, changes in interest rates or availability of financing. These conditions could adversely affect our financial position, results of operations and cash flows, or the market price of our stock.

We do not have proven or probable reserves, and there is no assurance that the quantities of minerals and metals we produce will be sufficient to recover our investment and operating costs.

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

Estimates costs and timing are uncertain, which may adversely affect our expected production and profitability.

The capital expenditures and time required to acquire, develop and explore our projects are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

-	availability of labor, energy, transportation, equipment, and infrastructure;

-	changes in input commodity prices and labor costs;

-	fluctuations in currency exchange rates;

-	availability and terms of financing;

-	changes in anticipated tonnage, grade and characteristics of the mineralized material to be mined and processed;

-	recovery rates of gold and other metals from mineralized or recyclable materials;

-	difficulty of estimating construction costs over a period of a year;

-	delays in completing any environmental review or in obtaining environmental or other government permits;

-	weather and severe climate impacts; and

-	potential delays related to health, social, political and community issues.

Resource and other material statements are estimates subject to uncertainty due to factors including market prices, and the inherent variability and recoverability of targeted natural resources in extraction and beneficiation processes.

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

Market prices fluctuate and a downturn in price could negatively impact our operations and cash flow.

Our operations will be significantly affected by changes in the market price of metals and minerals that we are able to produce or extract. Commodity prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, purchases and sales by governments and central banks, monetary policies employed by the world’s major central banks, fiscal policies employed by the world’s major industrialized economies, forward selling or other hedging activities, demand, global or regional political and economic crises, and production costs in other regions. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If prices decline substantially, it could adversely affect the realizable value of our assets and, potentially, future results of operations and cash flow.

Risk management transactions could significantly increase our operating costs and may not be effective.

In an attempt to partially offset the effects of market price volatility, we may enter into contracts that establish market positions in feedstocks and offtakes, along with related commodities, such as heating oil and ultra-low sulfur diesel. The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts as well as the cumulative sum of the obligations we assume under these contracts. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures (derivative financial instruments) would result in risk management gains and losses that would be recognized in current income and may result in margin calls. If adverse changes in derivative instrument fair value were to occur, a significant amount of liquidity would be needed to fund margin calls. In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

In addition to changes in prevailing commodity prices, our results of operations could be significantly affected by the volume, mix, and composition of the various wasted and unused natural resource feedstocks that we are targeting, all of which are subject to variance.

Our revenues will depend on processing wasted and unused natural resources, and our revenues will be directly impacted by the chemistry of the feedstocks we acquire and process, particularly as market chemistries shift. Certain feedstock chemistries produce raw materials such as cobalt for which we receive higher prices than others. A decline in overall volume of feedstock processed, or a decline in volume of chemistries with higher priced content relative to other chemistries, could result in a significant decline in our revenues, which in turn would have a material impact on its results of operations.

If one or more of our facilities become inoperative, capacity constrained, or if operations are disrupted, our business, results of operations or financial condition could be materially adversely affected.

Our revenue will be dependent on the continued operations of our planned future cellulosic fuels and electrification metals facilities, as well as other future facilities that we develop in the future. To the extent that we experience any operational risk including, among other things, fire and explosions, severe weather and natural disasters (such as floods and hurricanes), failures in water supply, major power failures, equipment failures (including any failure of information technology, air conditioning, and cooling and compressor systems), failures to comply with applicable regulations and standards, labor force and work stoppages, including those resulting from local or global pandemics or otherwise, or if current or future facilities become capacity constrained, we may be required to make capital expenditures even though we may not have sufficient available resources at such time. Additionally, there is no guarantee that the proceeds available from our insurance policies will be sufficient to cover such capital expenditures. Our insurance coverage and available resources may prove to be inadequate for events that may cause significant disruption to our operations. Any disruption in our production facilities could result in delivery delays, scheduling problems, increased costs or production interruption, which, in turn, may result in its customers deciding to send their feedstock to our competitors. We will be dependent on our current and future facilities, which will in the future require a high degree of capital expenditures. If one or more of our facilities becomes inoperative, capacity constrained, or if operations are disrupted, then our business, results of operations or financial condition could be materially adversely affected.

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

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

-	environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;

-
industrial accidents, including in connection with the operation of mining transportation equipment, milling equipment and/or conveyor systems, and accidents associated with the preparation and ignition of large-scale blasting operations, milling, processing and transportation of chemicals, explosives or other materials;

-	surface or underground fires or floods;

-	unexpected geological formations or conditions (whether in mineral or gaseous form);

-	ground and water conditions;

-	fall-of-ground accidents in underground operations;

-	failure of mining pit slopes and tailings dam walls

-	seismic activity; and

-	other natural phenomena, such as lightning, rain, snowstorms, floods, or other inclement weather conditions

Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.

Our current and planned operating activities are inherently hazardous. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to extraction and refining of wasted and unused natural resources into renewable energy products, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any applicable liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure ourselves against such liabilities because of the high premium costs, in which event, we could incur significant costs that could have a material adverse effect on our financial condition. Because some of our inputs and outputs will be combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury or death to employees and others, and interruption of operations. The operations at our facilities are also subject to the risk of natural disasters. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to California. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The Company's operations could be exposed to a number of physical risks from climate change, such as changes in rainfall rates, rising sea levels, reduced water availability, higher temperatures, fire and other extreme weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. If we experience a fire or other serious incident at our facilities or if any of our facilities is affected by a natural disaster, we may incur significant additional costs, including, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, legal and reconstruction expenses. The occurrence of significant additional costs would harm our results of operations and financial condition.

The dangers inherent in storage and transportation of our renewable energy products could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

We intend to store our renewable energy products, including renewable fuels, in above ground storage tanks and transport fuel with third-party truck and rail carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing fuel. These hazards and risks include, but are not limited to, accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to property. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

Increases in transportation costs or disruptions could have a material adverse effect on our business.

Our business will depend on transportation services. The costs of these transportation services are affected by the volatility in fuel prices or other factors, such as tank car availability and prices. If oil production from this area increases, the demand for rail cars will rise and will significantly increase rail car prices. We may not be able to pass along part or all of any of these price increases to customers. If we are unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected. If any transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. Shipments of products and raw materials may be delayed and any such delay or failure could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

Weather interruptions may affect and delay proposed operations and impact our business plans.

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

A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

-	negotiating agreements with contractors on acceptable terms;

-	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

-	reduced control over those aspects of operations which are the responsibility of the contractor;

-	failure of a contractor to perform under its agreement;

-	interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

-	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and,

-	problems of a contractor with managing its workforce, labor unrest or other employment issues,

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

We operate in highly competitive industries and expect that competition will increase.

We compete with other renewable fuels, electrification metals, clean technology engineering and licensing, and mineral exploration and mining companies in connection with the acquisition of properties and other assets, feedstock and offtake agreements, and clients, and the attraction and retention of human capital. Those competitors may have substantially greater financial resources than we do.

Our renewable energy products segment will face competition from producers and suppliers of fossil fuels, and producers, marketers, traders, and distributors of renewable fuels. Our cellulosic ethanol products will compete with ethanol produced by the highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. In the United States and Canadian biomass-based diesel markets, we will compete with independent biomass-based diesel producers, as well as large, multi-product companies that have greater resources than we do. There are also major international agribusiness corporations and biodiesel producers with the financial, feedstock sourcing and marketing resources that make renewable fuel as part of their integrated agribusinesses. We will also compete with several large and well capitalized producers of renewable diesel. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several petroleum refiners in the U.S. have effected conversions of their facilities from crude oil to renewables in the past year. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation.

Our renewable energy products segment operates in the LIB recycling industry, where it faces competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and larger budgets, as well as greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could focus their substantial resources on developing more efficient recovery solutions than us. Competition also places downward pressure on contract prices and profit margins, which presents significant challenges to maintaining growth rates and acceptable margins. Such factors would materially harm our operations, cash flows and profitability.

Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.

Advances in the process of converting wasted and unused natural resources could allow our competitors to produce renewable energy products faster and more efficiently and at a substantially lower cost. In addition, we will produce our renewable fuels to conform to or exceed standards established by the American Society for Testing and Materials, whose standards may be modified in response to new technologies from the industries involved with diesel fuel. New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete, or our ability to manage our business and to compete may be impaired. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to remain competitive. There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology were more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient, and our ability to produce biomass-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.

We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the U.S. and in select foreign countries to protect our intellectual property. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not obtained in some countries. Our success may depend on our ability to successfully prosecute and/or maintain and enforce patent and other intellectual property protection for our technologies. We have obtained or developed rights to patents and patent applications in the U.S. and on a case by case basis internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position. We also rely in part on trade secret protection to protect our knowhow, confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. For example, we require new employees and consultants to execute confidentiality agreements upon the commencement of their employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that knowhow and inventions conceived by the individual in the course of rendering services to us are our exclusive property. Nevertheless, these agreements may be breached, expire, or may not be enforceable, and our proprietary information may be disclosed. Despite the existence of these agreements, third parties may independently develop equivalent proprietary information and techniques. It may be difficult to protect and enforce our intellectual property. Adverse judicial decision(s) in any legal action could limit our ability to assert our intellectual property rights, limit our ability to develop new products, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations. A competitor could seek to enforce intellectual property claims against us. Defending intellectual property claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a third-party claim, if successful, could secure a judgment that requires us to pay substantial damages limits our operations.

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

Our research and development efforts may not lead to the successful introduction of products within the time frame that our customers demand. Our competitors may introduce new or improved products, processes or technologies that make our current or proposed products obsolete or less competitive. We may encounter delays or problems in connection with our research and development efforts. Product development delays may result from numerous factors, including:

-	changing product specifications and customer requirements;

-	inability to manufacture new products cost effectively;

-	difficulties in reallocating engineering resources and overcoming resource limitations;

-	changing market or competitive product requirements; and,

-	unanticipated engineering complexities.

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

There can be no assurances that demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release products and sell services that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

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

Unfavorable economic conditions may have a material adverse effect on our business, results of operations and financial condition.

Our operations and timelines may be affected by global economic markets and levels of consumer comfort and spend, including recessions, slow economic growth, economic and pricing instability, increase of interest rates and credit market volatility, all of which could impact demand in the worldwide transportation industries or otherwise have a material adverse effect on our business, operating results and financial condition. Because the impact of current conditions on an ongoing basis is yet largely unknown, rapidly evolving, and varied across geographic regions, an ongoing assessment will be particularly critical to allow us to accurately project supply and demand and infrastructure requirements globally and allocate resources accordingly. If current global market conditions continue or worsen, our business, results of operations and financial condition could be materially adversely affected.

Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events could materially adversely affect our business, results of operations or financial condition.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, epidemic or pandemic outbreaks, such as the ongoing COVID-19 pandemic, boycotts and geopolitical events, such as civil unrest and acts of terrorism, or similar disruptions could materially adversely affect our business, power supply, results of operations or financial condition. These events could result in physical damage to property, an increase in energy prices, temporary or permanent closure of one or more of our planned facilities, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, construction delays at our planned facilities, temporary disruption in transport from overseas, or disruption to our information systems. We may incur expenses or delays relating to such events outside of its control, which could have a material adverse impact on its business, operating results and financial condition.

Illiquidity of investments and assets could impede our ability to respond to changes in economic and other conditions.

Our short-term plans include the sale of non-strategic and other investments and assets. The success of these plans depends on the market prices and demand for the purchase of such investments and assets. We may not be able to generate sufficient funds from the sale of these investments and assets to pay off our indebtedness or offset our other liquidity needs. Our ability to sell one or more of our investments or assets in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any of our investments or assets for the price or terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us.

We also cannot predict the length of time needed to find a willing buyer and to the close the sale of an investments or assets. The applicable markets are affected by many factors that are beyond our control. The nature of our properties, including our held-for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses, and could negatively affect our financial performance, including as a result of the following factors:

-	Time required to complete a sale or development may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity.

-	Our water rights or the availability of water through wells or municipal water providers may not be adequate to support potential development.

-	Water rights sales values are highly volatile.

-	We may encounter other delays as a result of a variety of factors that are beyond our control including natural disasters, material shortages, and regulatory requirements.

Our business requires substantial capital investment and we may be unable to raise additional funding.

The construction and operation of potential future projects and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments and fund our ongoing business activities. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future commodity and other market prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower commodity and other market prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, and retire or service all of our outstanding debt could be significantly constrained.

Nevada law and our articles of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

-	the right of the board to elect a director to fill a vacancy created by the expansion of the board of directors;

-	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

-	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

-
the ability of the board of directors to issue, without stockholder approval, up to 50,000,000 shares of preferred stock with rights set by the board of directors, which rights could be senior to those of common stock;

In addition, because we are incorporated in Nevada, we are governed by Nevada Revised Statutes 78.411 to 78.444, inclusive. These provisions may also have an effect of delaying or making it more difficult to effect a change in control of us. A corporation affected by these provisions may not engage in a combination within two years after the interested stockholder acquires his, her or its shares unless the combination or purchase is approved by the board of directors before the interested stockholder acquired such shares. Generally, if approval is not obtained, then after the expiration of the two-year period, the business combination may be consummated with the approval of the board of directors before the person became an interested stockholder or a majority of the voting power held by disinterested stockholders, or if the consideration to be received per share by disinterested stockholders is at least equal to the highest of: (i) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or within three years immediately before, or in, the transaction in which he, she or it became an interested stockholder, whichever is higher; (ii) the market value per share on the date of announcement of the combination or the date the person became an interested stockholder, whichever is higher; or (iii) if higher for the holders of preferred stock, the highest liquidation value of the preferred stock, if any. Generally, these provisions define an “interested stockholder” as a person who is the beneficial owner, directly or indirectly of 10% or more of the voting power of the outstanding voting shares of a corporation, and define “combination” to include any merger or consolidation with an interested stockholder, or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an interested stockholder of assets of the corporation: (i) having an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation; (ii) having an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation; or (iii) representing 10% or more of the earning power or net income of the corporation.. These provisions in our certificate of incorporation and bylaws and under Nevada law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

LEGAL, REGULATORY AND COMPLIANCE RISKS

Our operations are subject to strict environmental laws and regulations, including regulations and pending legislation governing issues involving climate change, which could result in added costs of operations and operational delays, and could have a material adverse effect on our business.

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

Failure to comply with governmental regulations, including EPA requirements relating to RFS II or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.

The industries in which we operate are subject to extensive federal, state and local laws and regulations, and we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. In addition, we will be subject to similar laws and regulations in Europe and Canada for the renewable energy products we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Changes in environmental laws and regulations occur frequently, and changes resulting in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance. Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future emissions. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. We are subject to various laws and regulations including RFS II, BTC, LCFS, and other jurisdictions. These regulations are highly complex and continuously evolving, requiring us to periodically update our systems to maintain compliance, which could require significant expenditures. In 2014, the EPA issued a final rule to establish a quality assurance program and the EPA also implemented regulations related to the generation and sale of RINs. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

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

Closure, reclamation, and rehabilitation costs could be higher than expected, and our insurance and surety bonds for environmental-related issues are limited.

Closure and reclamation work to return operating sites to the community can be extensive and costly. Estimated costs are provided for, and updated annually, over the life of each operation, but the provisions might prove to be inadequate due to changes in legislation, standards and the emergence of new, or increases in the cost of, reclamation techniques. In addition, the expected timing of expenditure could change significantly due to changes in the business environment that might vary the life of an operation. Our insurance and surety bonds against environmental risks are limited as to the maximum protection against potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production. Further, there is no assurance that insurance carriers or surety bond providers will be able to meet their obligations under our arrangements with them. In the event that our environmental liabilities and costs exceed the coverage provided by our insurance carriers and surety bond providers, or such parties are unable to meet their obligations, we would have limited funds available to us to remedy such liabilities or costs, or for future operations. If we are unable to fund the cost of remedying an environmental problem, we also might be required to enter into an interim compliance measure pending completion of the required remedy.

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

Mine operators are increasingly required to consider and provide benefits to their local communities.

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

RISKS RELATED TO INVESTMENTS IN OUR COMMON STOCK

The price of our common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of our common stock.

The market price of our common shares is subject to volatility, has fluctuated, and may continue to fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the mining, metals, recycling or environmental remediation industries generally, coordinated trading activities, large derivative positions or the macroeconomic outlook. The price of our common stock has been, and may continue to be, highly volatile in response to our recent transactions. Certain events or changes in the market or our industries generally are beyond our control. In addition to the other risk factors contained or incorporated by reference herein, factors that could impact our trading price include:

-	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

-	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;

-	failure to declare dividends on our common stock from time to time;

-	reports in the press or investment community relating to our reputation or the financial services industry;

-	developments in our business or operations or our industry sectors generally;

-	any future offerings by us of our common stock;

-
any coordinated trading activities or large derivative positions in our common stock, for example, a short squeeze, which occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in surges in stock prices when demand is greater than supply;

-	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

-	the operating and stock price performance of companies that investors consider to be comparable to us;

-	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;

-	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by equity offerings;

-	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;

-	proposed or final regulatory changes or developments;

-	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and,

-
other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity prices, credit or asset valuations or volatility.

Our stock has historically been a penny stock with trading restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

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

We may be delisted if we are unable to maintain the listing standards of the NYSE American stock exchange.

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

We may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing stockholders.

We are currently authorized to issue 158,000,000 shares of common stock, of which 71,207,832 shares were issued and outstanding at December 31, 2021, and 50,000,000 shares of preferred stock, of which no Preferred Shares are outstanding at the December 31, 2021. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. In February 2021, the Company has also entered into an equity purchase agreement with Leviston Resources LLC relating to the offer and potential sale of up to $5,000,000 of common stock. The term of the agreement is 24 months. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to, that may adversely impact, the Company’s current stockholders. On March 2, 2021, the Company entered into equity purchase agreements with certain investors to issue and sell $4,000,000 shares of common stock at a price of $4.00 per share for proceeds of approximately $15,000,000. The offering of the shares closed on March 4, 2021.

RISKS RELATED TO STRATEGIC TRANSACTIONS

We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

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

The price of our common stock has been, and may continue to be, highly volatile in response to various investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations. Acquisitions of other companies or new properties, divestitures, business combinations or other transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results.

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

Existing and future strategic partnerships that we may enter into pose a number of risks, including the following:

-	we may not be able to enter into critical strategic partnerships or enter them on favorable terms;

-	strategic partners have significant discretion in determining the effort and resources that they will apply to such a partnership, and they may not perform their obligations as agreed or expected;

-
strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

-
strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;

-
product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;

-
a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;

-
key personnel of strategic partners be unable or unwilling to continue in their respective positions with such strategic partners, and if such strategic partners are unable to find suitable replacements, our business and financial results could be materially negatively affected;

-
disagreements with strategic partners, including disagreements over proprietary rights, ownership of intellectual property, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

-
strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

-	strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

-
strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and,

-	strategic partners may not enable or maintain our access to quantum computing infrastructures at all, or on reasonably affordable terms.

Tonogold may be unsuccessful in profitably producing precious metals, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

At December 31, 2021, Tonogold owes the Company $6,650,000 pursuant to its note receivable with the Company. Further, the Company’s $910,558 in common stock investments in Tonogold at that date, could materially diminish if Tonogold is unsuccessful in profitably producing precious metals, or otherwise. Tonogold (and therefore the Company by extension) is susceptible to all of the same business risks that apply to the Company relating to financial, operational, lack of reserves/economic feasibility, regulatory and other matters set forth in this “Risk Factors” section. Tonogold’s failure to profitably produce precious metals could have a material adverse effect on any residual value of the Company in Comstock Mining LLC, including, but not limited to, future lease payments and royalty payments, indemnification of reclamation liabilities and assumed Northern Comstock LLC obligations, and payment of other obligations under Tonogold's agreement with the Company. In addition, Tonogold’s management of the Lucerne may involve risks not otherwise present in wholly-owned projects, including the following:

-	Tonogold has no operating history.

-	Tonogold may have economic or business interests that are inconsistent with the Company’s interest.

-
We do not have any control over the development, financing, management and other aspects of the Lucerne project, which prevents us from taking actions that are in our best interest but opposed by Tonogold.

-
We may not maintain a good relationship with Tonogold and disputes between the Company and Tonogold may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the Lucerne project to additional risk.

-
Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes may negatively impact the profitability and capital needs of Tonogold.

-	It may be difficult or impossible for Tonogold to obtain requisite financing on commercially reasonable terms, if it is able to secure financing at all.

-	Tonogold could become insolvent or bankrupt, which could have an adverse impact on the Company.

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

The revenues and profits of an enterprise involved in the creation of new industries and markets are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer needs and competitive products. As with any new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unsuccessful development projects, including those for new materials, an inability to successfully harness a general adversarial neural network (“GANN”) and apply the GANN effectively in simulating existing materials, generating new materials and/or commercialize them profitably, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we or our strategic joint venture partners will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

If we are unable to commercialize and release products based on our quantum computing investment that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

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

GENERAL RISK FACTORS

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

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

The Company may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that it may report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

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

Our outstanding indebtedness and lease payment obligations, and the covenants contained in our debt agreements and documents governing such obligations could have a material adverse effect on our operations and financial condition. The size and terms of certain of our agreements limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

-	making it more difficult for us to satisfy our obligations with respect to our other indebtedness, which could in turn result in an event of default on such other indebtedness;

-	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

-
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

-	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and,

-	placing us at a competitive disadvantage compared to our competitors that have proportionately less debt.

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

ITEM 2        DESCRIPTION OF PROPERTIES

PILOT FACILITY

Comstock Innovations Corporation (“Comstock Innovations”), our wholly-owned technology research and development subsidiary, is subject to an asset purchase agreement with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to purchase substantially all of the real and personal property located at 6445 Packer Drive, Wausau, Wisconsin 54401 (“Pilot Facility”), including pilot scale processing equipment used in connection with some of our cellulosic fuels and electrification metals extraction and refining processes. The purchase agreement calls for a purchase price of $3,920,000 in installments of $35,000 per month from May 1, 2022 to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. The costs associated with the Pilot Facility’s research and development support operations are allocated on a time and materials basis at cost to our renewable energy products segment and strategic and all other segments, as applicable.

BATTERY RECYCLING FACILITY

On February 15, 2021, LINICO Corporation (“LINICO”) and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of Aqua Metals Inc. (“AQMS”), entered into an industrial lease (the “AQMS Lease Agreement”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Battery Recycling Facility”). The AQMS Lease Agreement commenced April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14,250,000 if the option is exercised and the sale is completed by October 1, 2022, and $15,250,000 if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1,250,000 by October 15, 2021, and a second nonrefundable deposit of $2,000,000 by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO will be responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows AQMS to use a portion of the facility for ongoing research and development activities, including operation of the lab and the use of office space.

COMSTOCK MINERAL ESTATE

We have consolidated the most significant portions of the historic Comstock mining district, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. Comstock and its subsidiaries own, control, or retain interest in all of these mineral properties. Our mineral estate consists of 9,358 acres located in Storey and Lyon Counties, Nevada, all at or just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims.

Because of the Comstock Mineral Estate’s historical significance, the geology is well known and has been extensively studied. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is immense, particularly in the Lucerne and Dayton resource areas. We have accumulated a large library of historical data and detailed surface mapping of Comstock Mineral Estate properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our mining operations to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

We have completed extensive geological mapping, sampling and drilling on a limited portion of the Comstock Mineral Estate property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning and economic analysis, and have produced internal reports of our mineralized material inventory. We conducted extensive test mining operations from 2004 through 2006 and 2012 through 2016. However, we have not established reserves that meet the requirements of SEC Regulation S-K Subpart 1300 ("S-K 1300"). Therefore, we are an exploration stage issuer and our Comstock Mineral Estate properties are all exploration stage properties.

We have identified many exploration targets in the Comstock Mineral Estate and, to date, have focused on subsets of our mineral estate, including the Dayton-Spring Valley, Lucerne, Occidental, and Gold Hill resource areas and exploration targets (collectively, our “Exploration Targets”). We own or control 100% of the Dayton-Spring Valley Exploration Target and have developed updated exploration plans for these targets and are completing a third-party, S-K 1300 technical report. We are developing exploration plans for our remaining areas. Operating activities in connection with the Lucerne, Occidental and Gold Hill Exploration Targets include collaboration and leasing arrangements with Tonogold Resources, Inc. ("Tonogold"), which bought the Lucerne Exploration Target and related permits from us on September 8, 2020, with a view towards continued exploration and development toward economic feasibility for Lucerne and the other targets. Tonogold is in the final stages of completing a third-party, S-K 1300 technical report.

OTHER PROPERTY

We hold an investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund, which wholly-owns a qualified opportunity zone business, Sierra Springs Enterprises, Inc. ("SSE"). We expect to own 9% of SSOF upon issuance by SSOF of all 75,000,000 authorized shares to investors. At December 31, 2021, we own 11.9% of the voting shares of SSOF and SSOF has received approximately $12,000,000 in equity from investors, including $335,000 from the Company and $525,000 (16.0% of voting shares) from our officers and directors. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE. On September 26, 2019, and as later amended, we entered into agreements with SSE to sell our two Silver Springs properties ("Silver Springs Properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6,500,000 and 160 acres of commercial land along with its rights in the membership interests of Downtown Silver Springs LLC for $3,600,000. At December 31, 2021, we have received deposits in cash and escrow from SSE totaling $400,000 towards the purchase of the Silver Springs Properties, recorded in deposits under current liabilities on the consolidated balance sheets. The transactions are expected to close during the first half of 2022. For the year ended December 31, 2021, we also advanced SSOF $3,285,000, increasing total advances to $4,935,000, for use by SSOF for deposits and payments on land and other related qualifying investments and activities in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid on or before the expected sale of our properties to SSE during 2022.

ITEM 3        LEGAL PROCEEDINGS

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

On or about February 27, 2020, we received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, front pay, compensatory damages, interest, legal fees and other costs. On September 8, 2021, OSHA notified the three former employees that it was dismissing their complaint after OSHA was informed that the former employees were instead planning to file a complaint in federal court. On August 20, 2021, the former employees filed a lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for wrongful employment termination. We believe those terminations were lawful and we are vigorously defending the complaint. At December 31, 2021 and 2020, we have accrued severance and related costs in connection with this lawsuit, which is recorded in accrued expenses and other liabilities on the consolidated balance sheets.

From time to time, we are involved in claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 104 of Regulation S-K, we are required to disclose items believed to be violations of the Federal Mine Safety and Health Act of 1977, any health and safety standard, or any regulation, as administered by the Federal Mine Safety and Health Administration. We did not have any violations or variations from the aforementioned standards. The required information is also included in Exhibit 95 to this report.

PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

COMMON STOCK

Our common stock is traded on the NYSE American exchange under the symbol LODE. The last reported sale price of our common stock on the NYSE American on March 28, 2022, was $1.80 per share. At March 28, 2022, the number of holders of record was 534. The following table sets forth, for the periods indicated, the range of high and low closing bid prices for Comstock’s common stock as reported by the NYSE. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

SALE OF UNREGISTERED SECURITIES

The Company sold 1,000,000 shares of unregistered securities at a price of $1.40 per common shares, for net proceeds of $1.4 million for the year ended December 31, 2021. The Company did not sell any unregistered securities during 2020.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information on plans approved by our stockholders.

DIVIDEND POLICY

We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Any future decision to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our financial condition, operating results, capital requirements and other relevant factors.

ITEM 6        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements included herewith and the footnotes thereto and the risk factors contained herein.

OVERVIEW

Comstock innovates technologies that contribute to global decarbonization and circularity by efficiently converting massive supplies of under-utilized natural resources into renewable fuels and electrification products that contribute to balancing global uses and emissions of carbon. We intend to use our technologies to achieve exponential growth and extraordinary financial, natural and social returns by:

-	building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities;

-	selling an array of complimentary process solutions and related services, and

-	licensing selected technologies to qualified strategic partners.

Our objective is to generate over $16 billion in revenue on an annualized basis by 2030, by responsibly producing and selling renewable energy products that enable us, our clients, and their downstream stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset the equivalent of more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn.

Our technologies unlock vast quantities of historically wasted and unused feedstock supplies with enough short cycle carbon to offset many billions of metric tons of long cycle fossil fuel emissions worldwide. Most of that potential is provided by our Cellulosic Fuels technologies, which efficiently convert wasted, unused, widely-available and rapidly-replenishable woody biomass into intermediates and precursors for the production of carbon neutral oil, ethanol, gasoline, renewable diesel, jet fuel, marine fuel, and other renewable replacements for long cycle fossil derivatives. Our full portfolio of patented, patent-pending and proprietary technologies includes many additional processes that complement and add to that potential.

We expect to use our technologies to meet our 2030 objectives with less than just 8% of the biomass residues produced annually in the U.S., however, we have structured our business to achieve and enable exponentially greater gains. We believe that the Earth’s natural carbon cycle provides the simplest, fastest, most scalable and most practical path for enabling systemic decarbonization and achieving a net zero carbon world. Our strategic plan is consequently based on innovating and using our technologies and renewable energy products to simultaneously:

-	reduce reliance on long cycle fossil fuels;

-	shift supply chains that terminate in combustion to short cycle renewable fuels; and

-	lead and support the adoption and growth of a highly profitable, balanced worldwide short cycle ecosystem that continuously offsets, recycles, and contributes to neutralizing global carbon emissions by rapidly growing and replenishing vast quantities of feedstock for renewable circular fuels

In that fashion, we plan to empower our clients, the industries in which they operate, and the populations they serve to Burn Less fossil fuels, to Burn Smarter with renewable fuels, to Burn Cleaner by recycling emissions into additional renewable fuels, and to thereby make disruptive contributions to global decarbonization and helping to achieve a net zero carbon world.

RECENT DEVELOPMENTS

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock Mineral Estate”). Between 2012 and 2016, we mined and processed about 2.6 million tons of mineralized material from the Comstock Mineral Estate, producing 59,515 ounces of gold and 735,252 ounces of silver. We subsequently focused on mineral exploration and development activities in anticipation of continued production, while evaluating and exploiting opportunities for the monetization of selected assets, debt elimination, new investments, and diversification.

During 2020 and 2021, we completed a series of transactions that were designed to build on our competencies and reposition us to capitalize on the global transition to clean energy. Those transactions primarily included (i) our sale of Comstock Mining LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 100% of MANA Corporation, and 90% of LINICO Corporation, (iii) our acquisition of the intellectual property portfolio from FLUX Photon Corporation, and (iv) our investments of 48.19% of Quantum Generative Materials LLC, 25.0% of Mercury Clean Up LLC, and 50.0% of MCU Philippines, Inc. These transactions added the management, employees, facilities, intellectual properties, and other assets needed to transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy products, primarily by commercializing two new lines of business, cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2 to our Consolidated Financial Statements, Acquisitions and Investments.

SUMMARY RESULTS OF OPERATIONS

We earned $862,165 and $201,700 in revenue for each of the years ended December 31, 2021 and 2020, respectively, 26.5% of which was attributable to mining and property development activities in our all other segment in 2021. We had loss from operations of $6,405,921 and $5,474,261 for the years ended December 31, 2021 and 2020, respectively. We had total assets of $43,001,837 and $83,952,795 in our renewable energy products and all other segments at December 31, 2021, respectively. We had total assets of $43,123,562 in our all other segment at December 31, 2020 and no assets in our renewable energy products segment in 2020. In 2021, the Company reestablished itself and its primary reporting segment as a renewable energy company (see Note 20, Segment Reporting, to the Consolidated Financial Statements).

Below we set forth a summary of comparative financial information for the years ended December 31, 2021 and 2020:

	12/31/2021	12/30/2020	Change
Revenue	$862,165	$201,700	$660,465

Cost of goods sold	272,082	51,890	220,192
Gross profit	590,083	149,810	440,273

Selling, general and administrative expenses	5,546,767	4,401,633	1,145,134
Research and development	414,751	—	414,751
Depreciation and amortization	1,034,486	1,222,438	(187,952)
Total operating expenses	6,996,004	5,624,071	1,371,933

Loss from operations	(6,405,921)	(5,474,261)	(931,660)

Other Income (Expense)
Gain (loss) on investments	(2,244,951)	3,152,702	(5,397,653)
Gain on sale of membership interests in Comstock Mining, LLC	—	18,275,846	(18,275,846)
Change in estimated fair value of contingent forward asset	—	765,880	(765,880)
Interest expense	(168,881)	(421,887)	253,006
Interest income	1,017,947	473,681	544,266
Change in fair value of derivative instruments	(13,155,946)	427,838	(13,583,784)
Impairment of goodwill and intangible assets	(6,394,610)	—	(6,394,610)
Other income (expense)	(2,979,363)	(2,267,829)	(711,534)
Total other income (expense), net	(23,925,804)	20,406,231	(44,332,035)

Net income (loss) before deferred income tax benefit	$(30,331,725)	$14,931,970	$(45,263,695)

Deferred income tax benefit	5,748,105	—	5,748,105

Net income (loss)	$(24,583,620)	$14,931,970	$(39,515,590)

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are primarily derived from the sale of supporting engineering and related services and other returns generated by our investments. Our costs of sales primarily include allocable labor, materials and incidental expenses incurred in connection with our provision of services. Selling, general and administrative expenses consist of payroll, office expenses, insurance and professional fees for marketing, selling, legal, consulting, accounting and investor relations activities. Payroll, including employee compensation, and benefits, are the largest single category of expenditures in selling, general and administrative expenses. Other income (expense) includes interest income, interest expenses, income or expenses relating equity gains or losses in affiliates, impairment losses of goodwill and intangible assets, change in fair value of derivative assets and notes receivable, gain (loss) on investments and other non-operating items.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues for the year ended December 31, 2021, increased to $862,165 from $201,700 for 2020, as a result of higher engineering services revenue, attributable to our 2021 acquisition of Comstock Engineering.

Costs of sales for the year ended December 31, 2021, increased to $272,082 as compared to $51,890 for 2020, primarily resulting from costs associated with engineering sales that were not incurred in 2020.

Gross profit correspondingly increased to $590,083 for the year ended December 31, 2021, as compared to $149,810 for 2020, with substantially all of the increase attributable to higher engineering service sales.

Selling, general and administrative expense for the year ended December 31, 2021 increased to $5,546,767 from $4,401,633 for 2020, as a result of higher employee costs related to new employees from acquisitions, stock-based compensation related to 2021 grants and higher professional fees related to our recent acquisitions. Revenue, costs of sales, gross profit, and selling, general and administrative expenses in future periods will vary significantly depending on a number of factor, including the amount of renewable energy products that we produce an sell, the market prices for those products, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event=driven engineering services, and the costs associated with each component of the aforementioned revenues.

During 2021, the Company recorded a loss on investments of $2,244,951, as compared to a gain on investments in 2020 of $3,152,702. The 2021 loss was primarily due to an increase of $2,286,867 in the fair value of Tonogold common shares and a realized gain of $66,821 in Tonogold common shares sold, offset in part by a decrease in the market value of other securities.

During 2020, the Company recorded a gain of $18,275,846 from the sale of membership interest in Comstock Mining, LLC, the entity that owns the Lucerne mine, the related reclamation liability, and permits. There was no comparable transaction in 2021.

The change in fair value of our derivative instruments increased by $13,583,784, consisting primarily of $13,155,946 in 2021 losses from changes in the fair value of derivative assets and liabilities related to new investments and acquisitions, primarily those associated with potential make whole obligations for minimum value commitments on the Company’s common shares, including $6,660,000 for Quantum Generative Materials LLC ("GenMat"), $6,300,000 for LP Biosciences LLC ("LPB"), $2,743,162 from the LINICO purchase from the former founder, somewhat offset by $2,049,966 in gains from changes in fair value associated with similar make whole obligation from the original LINICO purchase. The increase from 2020, was also attributable to $427,838 in 2020 gains, primarily from $403,179 in fair value changes in the MCU derivatives.

For the year ended December 31, 2021, the Company recorded $6,394,610 for the impairment of goodwill and other intangibles associated with the full impairment the MANA intangible asset related to the termination of the LP Biosciences contract during the first quarter 2022, consisting of $6,163,846 associated with the goodwill impairment and $230,764 associated with other intangibles impairment. There were no comparable impairments during 2020.

Other expenses, net, for the year ended December 31, 2021, were $2,979,363, primarily consisting of $1,076,258 in expenses associated with our withdrawal from the LP Biosciences transaction, $2,049,070 of losses from equity method investments including $1,282,336 from LINICO, $675,713 from GenMat, $718,500 of other losses from valuation and impairment losses on notes receivable, and, $168,881in interest expense, which amounts were partially offset by $437,699 of other income, primarily consisting of amendment fees from Tonogold.

Other expenses, net for the year ended December 31, 2020 were $2,267,829, primarily consisted of a $2,544,000 loss related to fair value adjustments to the Tonogold preferred shares and losses from the change in fair value of the Tonogold note receivable of $642,997, which amounts were partially offset by other gains of $261,170 for PPP loan forgiveness, $234,944 in reimbursements of acquisition costs and $425,185 of other income, net, from sales of mining claims, settlement of amounts due to vendors, and other expenses.

Interest income increased by $544,266 for the year ended December 31, 2021, as compared to 2020, primarily due to an increase in the average Tonogold outstanding note receivable principal balance from 2021, and an increase in the average interest rate, due to an increase from the stated 12% rate to the 18% default rate since September 2021.

Interest expense decreased by $253,006 for the year ended December 31, 2021, as compared to 2020, primarily due to lower average debt outstanding, including the early retirement of prior debt obligations in March 2021, which amounts were partially offset by a higher interest rate and discounts on the Promissory Notes.

Deferred income tax benefit for the year ended December 31, 2021, was $5,748,105, resulting from temporary differences between our accounting and tax treatment associated with our recent acquisitions.

There were no comparable deferred income tax benefits in 2020.

Net loss for the year ended December 31, 2021, was $24,583,620 as compared to net income of $14,931,970 for the year ended
December 31, 2020. The decrease of $39,515,590 was primarily the result of the gain of $18,275,846 on the sale of Comstock Mining LLC, and other gains on investments of $3,152,702 during 2020, that did not recur in 2021, coupled with the 2021 other expenses of $2,979,363, changes in fair value of derivative instruments of $13,155,946, and losses on investments of $2,244,951, which amounts were partially offset deferred tax benefits of $5,748,105, and to a lesser extent, higher interest income.

 LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity is based on our ability to generate cash flows from our operations, as well as our net sources of capital from financing as generally compared to our net uses of capital from investing activities. Our cash balances at December 31, 2021 and December 31, 2020 were $5,912,188 and $2,431,944, respectively. The Company had current assets of $13,828,989 and current liabilities of $23,909,510, representing working capital deficit of $10,080,521 at December 31, 2021.

Our primary source of liquidity during 2021 was cash from financing activities. During the year ended December 31, 2021, we used $7,492,402 in cash in our operating activities and $16,097,485 in our investing activities, and we generated $27,070,131 in cash from our financing activities. During the year ended December 31, 2020, we used $3,764,575 in cash in our operating activities, and we sourced $3,207,696 from our investing activities and $1,972,966 from our financing activities. During 2021, 9,220,123 common shares were issued through equity issuance and private placement agreements, at an average price per share of $2.97 corresponding to net proceeds of $26,335,500, net of cash issuance fees of $1,064,498. During 2020, 5,747,608 common shares were issued through equity issuance and private placement agreements at an average price per share of $0.73 and net proceeds of $4,067,552, net of cash issuance fees of $130,186.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales and profits from our cellulosic technology and related engineering services, planned sales of strategic and other investments, including our existing non-mining assets and investments in Tonogold and previously funded capital into our LINICO subsidiary. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and various other means, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Net cash used in operating activities for the year ended December 31, 2021 increased by $3,727,827 from 2020 primarily from increases in operating costs, decreased cash reimbursements, partially offset by increased revenue, and net uses of cash for working capital.

Net cash used in investing activities for the year ended December 31, 2021 increased by $19,305,181 from the comparable year ended 2020 primarily due to $13,320,537 for cash payments incurred in connection with our acquisitions and investments as well as $3,285,000 in advances to SSOF during 2021, as compared to $6,700,929 of proceeds from investing activities in 2020, primarily from the sales and collections on Tonogold securities as well as $1,650,000 in advances to SSOF.

Net cash provided by financing activities for the year ended December 31, 2021 increased by $25,097,165 from 2020, primarily from a net increase in proceeds from the issuance of common stock of $22,267,949 during 2021 as compared to 2020, plus a change of $3,076,354 resulting from increased debt in 2021, as compared to a net use of cash from debt reductions in 2021.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the sale of Tonogold securities, repayment of the Note and advances to SSOF and sale of the Silver Springs Properties, amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties held for sale, or declines in the share price of our common stock would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

OUTLOOK

The acquisitions and business integrations during 2021 established our new renewable energy platform for growth. We will innovate and commercialize technologies that contribute to global decarbonization by efficiently converting under-utilized natural resources into renewable fuels and electrification products that shift supply chains away from fossil fuels. We will also lead and support the adoption and growth of a balanced net zero ecosystem based on the feedstocks unlocked by our technologies, with powerful embedded economic incentives for our clients, their industries, and the populations they serve to decarbonize.

We will rapidly achieve exponential growth and extraordinary financial, natural, and social gains by building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities, by selling an array of complimentary process solutions and related services, and by licensing selected technologies to qualified strategic partners

Our goal is to generate over $16 billion in revenue on an annualized basis by 2030, by producing and selling renewable energy products that enable us, our clients, and their downstream stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn, and require an estimated 8% of the existing biomass residues produced annually in the U.S.

Such scales are achievable by leveraging existing external fuel infrastructure. Our expanded team has extensive experience in the renewable fuels industry, having designed and built several dozen renewable fuel production facilities in the U.S. We have already made remarkable progress. We are currently building commercial pilot scale cellulosic fuels and LIB facilities, and we are preparing to commence operations at our full-scale LIB recycling facility later this year. We have also made significant strides in developing and establishing our new facilities and forging new revenue and licensing streams that we will soon share.

We have also made meaningful progress and will complete the monetization of our non-strategic assets, as quickly as possible, while funding our new businesses and limiting our outlook and focus to the objectives outlined above.

The Company’s Annual General Meeting is scheduled for May 26, 2022, where we plan presenting a more detailed outlook of our business plans, schedules, and near-term revenues and showcasing our renewable energy businesses.

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

Derivatives

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results.

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

The Company applies the acquisition method of accounting for business combinations to all acquisitions where the Company gains a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, the Company (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) discloses the nature and financial effects of the business combination. Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred and the net acquisition-date fair values of the assets acquired and liabilities assumed. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates inherently are uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets, including intangible assets acquired and liabilities assumed with corresponding offsets to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Deferred tax liabilities (“DTLs”) created in business combinations for the difference between the historical carryover basis of assets for tax purposes and the stepped-up fair value basis for book purposes are recognized as an increase to goodwill.

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance and other applicable inputs. The Company recognizes stock-based compensation for common stock grants evenly over the related vesting period. The fair value of market condition performance share awards is determined based on path-dependent valuation techniques and inputs including the closing price per share of our common stock at date of grant, volatility and the risk-free interest rate. The Company recognizes stock-based compensation for market condition performance share awards evenly over the derived service period resulting from the path-dependent valuation. The fair value of performance condition share awards is determined based on the closing price per share of our common stock at date of grant and the probability of achieving the performance condition during the term of the award agreement. The Company recognizes stock-based compensation for performance condition share awards evenly over the term of the award agreement. The Company recognizes forfeitures of unvested common stock, performance shares and stock option grants as they occur.

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

At the end of each reporting period, management considers whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss .

At the end of each reporting period, management reassesses whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss.

Management reviews purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We review indefinite-lived intangibles for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recorded as the amount by which the carrying value exceeds its fair value.

Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Management performs its annual goodwill impairment tests at December 31.

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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Prices

Changes in the market price of commodities, including precious metals, critical metals and oil and gas may significantly affect our profitability and cash flow. Metal prices fluctuate widely due to factors such as: demand, global mine production levels, supply chain constraints, investor sentiment, central bank reserves, global conflicts and the value of the U.S. dollar.

Interest Rate Risk

The interest rates on our existing long-term debt borrowings are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Comstock Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Mining Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Business Combinations and Asset Acquisition– Refer to Notes 2 and 15 to the consolidated financial statements

Critical Audit Matter Description
The Company had various business combinations and an asset acquisition transaction in 2021. The purchase price associated with these transactions was allocated to the assets acquired and liabilities assumed, in each case based on estimates of their respective fair values at the acquisition dates. Assets acquired included developed technology intangible assets totaling approximately $18.3 million. In addition, consideration paid in certain of the acquisitions included shares of the Company’s common stock that contained provisions restricting the holder’s ability to transfer or sell the shares for a period of time. Such shares had an estimated fair value on the acquisition dates totaling approximately $31.0 million.

Fair values of the developed technologies and restricted shares were estimated by the Company with the assistance of its third-party specialists. Management exercised significant judgment to select the valuation methods; to select appropriate inputs and metrics; and to develop assumptions used in the measurement of the fair value. Certain assumptions were forward-looking and could be affected by future economic and market conditions.

We identified the assessment of the acquisition-date fair value of developed technologies and restricted stock as a critical audit matter. The principal considerations for our determination included the use of the following: (i) significant assumptions, (ii) significant unobservable inputs, and (iii) the use of valuation models. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed. The revenue growth rates and the discount rate used to determine the fair value of the developed technologies were challenging to evaluate as there was limited observable market information and minor changes to those assumptions could have a significant effect on the acquisition-date fair value of the intangible asset.

How the Critical Audit Matter was Addressed in the Audit
We performed to following to address the critical audit matter:
a.Obtained an understanding of management’s process related to the determination of the fair value of acquired intangible assets and restricted stock issued, including the related revenue growth rates and the discount rates.
b.With the assistance of third-party valuation specialists, we:
i.tested the completeness, accuracy and relevance of underlying data used in the analysis;
ii.assessed the reasonableness of significant underlying assumptions which included: (i) comparing to historical information and available market data and (ii) comparing prospective financial information to current industry trends;
iii.Assessed the appropriateness of various valuation models utilized by management to determine the fair values of the assets acquired; and
iv.Performed sensitivity analyses around significant assumptions that affect projected cash flows.

/s/Assure CPA, LLC

Spokane, Washington
March 28, 2022

We have served as the Company’s auditor since 2020.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020

	12/31/21	12/31/20
ASSETS

Current Assets:
Cash and cash equivalents	$5,912,188	$2,431,944
Assets held for sale	—	6,328,338
Investments in equity securities	925,819	3,979,723
Notes receivable and advances, net - current portion	4,964,545	7,148,500
Derivative assets	342,000	265,127
Deposits, current portion	347,454	145,600
Prepaid expenses and other current assets	1,336,983	535,478
Total current assets	13,828,989	20,834,710

Investments	25,850,879	3,272,597
Mineral rights and properties	6,669,111	6,597,644
Properties, plant and equipment, net	14,563,672	8,624,700
Reclamation bond deposit	2,695,944	2,695,704
Retirement obligation asset	—	57,963
Notes receivable and advances, net	8,853,841	860,940
Intangible assets, net	23,175,301	—
Goodwill	12,788,671	—
Finance lease - right of use asset, net	15,033,000	—
Deposits	3,219,607	—
Other assets	275,617	179,304
Total noncurrent assets	113,125,643	22,288,852

TOTAL ASSETS	$126,954,632	$43,123,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$633,223	$313,772
Accrued expenses and other liabilities	939,443	534,947
Deposits	420,183	419,266
Derivative liabilities	8,873,162	—
Finance lease - right of use lease liability	13,043,499	—
Debt	—	3,557,705
Total current liabilities	23,909,510	4,825,690

Long-term Liabilities:
Reclamation liability	5,445,672	6,054,919
Debt, net	4,486,256	—
Other liabilities	142,672	463,747
Total long-term liabilities	10,074,600	6,518,666

Total liabilities	33,984,110	11,344,356

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 71,207,832 and 34,980,766 shares issued and outstanding at December 31, 2021 and 2020, respectively	47,065	22,937
Treasury stock	(3,870,000)	—
Additional paid-in capital	338,936,145	252,715,337
Accumulated deficit	(245,542,688)	(220,959,068)
Total equity	89,570,522	31,779,206
Non-controlling interest	3,400,000	—
Total stockholders' equity - Comstock Mining Inc.	92,970,522	31,779,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,954,632	$43,123,562

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	12/31/21	12/31/20

Revenue	$862,165	$201,700

Cost of goods sold	272,082	51,890
Gross profit	590,083	149,810

Operating expenses:
Selling, general and administrative expenses	5,546,767	4,401,633
Research and development	414,751	—
Depreciation and amortization	1,034,486	1,222,438
Total operating expenses	6,996,004	5,624,071

Loss from operations	(6,405,921)	(5,474,261)

Other Income (Expense)
Gain (loss) on investments	(2,244,951)	3,152,702
Gain on sale of membership interests in Comstock Mining, LLC	—	18,275,846
Change in estimated fair value of contingent forward asset	—	765,880
Interest expense	(168,881)	(421,887)
Interest income	1,017,947	473,681
Change in fair value of derivative instruments	(13,155,946)	427,838
Impairment of goodwill and intangible assets	(6,394,610)	—
Other income (expense)	(2,979,363)	(2,267,829)
Total other income (expense), net	(23,925,804)	20,406,231

Net income (loss) before deferred income tax benefit	(30,331,725)	14,931,970

Deferred income tax benefit	5,748,105	—

Net income (loss)	$(24,583,620)	$14,931,970

Weighted average common shares outstanding, basic	50,417,979	30,526,895
Weighted average common shares outstanding, diluted	50,417,979	30,561,168

Earnings per Share - Basic:
Net income (loss) per share - basic	$(0.49)	$0.49

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$(0.49)	$0.49

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - December 31, 2019	—	$—	27,236,489	$18,139	$259,095,152	$(235,890,272)	—	$269,541	$23,492,560

Issuance of common stock for cash			5,747,608	3,828	4,193,794				4,197,622
Non-cash issuance of common stock			173,611	116	124,884				125,000
Common stock issuance costs					(255,070)				(255,070)
Initial value of contingent forward					1,232,952				1,232,952
Sale of membership interests in Comstock Mining LLC					7,237,184			44,313	7,281,497
Deposit for investment in Mercury Clean Up, LLC			625,000	416	314,271				314,687
Director compensation			315,000	210	176,190				176,400
Investment in Pelen LLC					585,000				585,000
Employee and director share-based compensation					27,849				27,849
Payment to Northern Comstock LLC for mineral rights			343,058	228	482,272				482,500
Deconsolidation of Comstock Mining LLC					(20,499,141)	(766)		(313,854)	(20,813,761)
Director restricted stock grants			540,000						—
Net income						14,931,970			14,931,970
BALANCE - December 31, 2020	—	$—	34,980,766	$22,937	$252,715,337	$(220,959,068)	$—	$—	$31,779,206

Issuance of common stock for cash			9,220,123	6,140	27,393,859				27,399,999
Non-cash issuance of common stock			143,787	97	499,906				500,003
Common stock issuance costs			—	—	(1,564,502)				(1,564,502)
Employee and director share-based compensation			—	—	463,986				463,986
Repurchase of employee stock options			—	—	(247,156)				(247,156)
Investment in LINICO Corporation			6,500,000	4,329	14,003,833		(3,870,000)	3,400,000	13,538,162
Acquisition of Renewable Process Solutions			1,000,000	666	2,304,140				2,304,806
Investment in GenMat			3,000,000	1,998	10,528,002				10,530,000
Acquisition of MANA Corporation			4,200,000	2,797	6,525,656				6,528,453
Payment to Northern Comstock LLC for mineral rights			163,156	109	482,391				482,500

Acquisition of Plain Sight Innovations Corporation			8,500,000	5,661	14,947,145				14,952,806
Investment in LP Biosciences LLP			3,500,000	2,331	10,812,669				10,815,000
Warrants associated with debt			—	—	70,879	—		—	70,879
Net loss						(24,583,620)			(24,583,620)
BALANCE - December 31, 2021	—	$—	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	12/31/21	12/31/20
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(24,583,620)	$14,931,970
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and depletion	522,728	1,217,217
Amortization of intangibles	569,721	—
Accretion (reduction) of reclamation liability	(609,247)	20,711
Accretion of discount on MCU Philippines, Inc. note receivable	(107,238)	(5,074)
Gain on sale of mineral rights and properties	—	(152,000)
Amortization of debt discount and other debt-related items	(38,656)	240,219
Employee and director share based compensation	463,986	204,249
Change in fair value of derivatives	13,155,946	(526,788)
Gain on sale of membership interest in Comstock Mining LLC	—	(18,275,846)
Gain (loss) on investments in securities	2,244,951	(3,152,702)
Loss from equity method investments	2,049,070	2,131
Impairment of goodwill and intangible assets	6,394,610	—
Write off LPB note receivable and deposit	576,258	—
Writedown of uncollectible receivable	300,000	—
Change in fair value of Tonogold Resources, Inc. convertible preferred shares	—	2,544,000
Non-cash Tonogold reimbursements and fees	(2,175,000)	—
Change in fair value of Tonogold Resources, Inc. note receivable	418,500	642,997
Change in fair value of contingent forward asset	—	(765,880)
Gain on final settlement of accounts payable	—	(144,473)
Deferred tax benefit	(5,748,105)	—

Changes in operating assets and liabilities:
Prepaid expenses	(717,822)	(60,501)
Deposits	479,881	—
Other assets	(85,817)	192,500
Accounts payable	(707,004)	(464,309)
Accrued expenses, other liabilities and deposits	104,456	(212,996)
Net cash used by operating activities	(7,492,402)	(3,764,575)

CASH FLOW FROM INVESTING ACTIVITIES:
Investments in LINICO Corporation	(6,025,034)	—
Investment in Quantum Generative Materials LLC	(4,250,000)	—
Investment in Plain Sight Innovations LLC	(1,875,503)	—
Investment in Mercury Clean Up, LLC	(820,000)	(413,093)
Investment in MCU Philippines, Inc.	(1,000)	(1,180,000)
Investment in Pelen LLC	—	(17,500)
Acquisition-related costs	(224,948)	—
Payments to LP Biosciences LLC	(576,258)	—
Payments on Pelen LLC option and obligations	(100,000)	(297,943)
Advances to Sierra Springs Opportunity Fund, Inc.	(3,285,000)	(1,650,000)

	12/31/21	12/31/20
Advances to Solid Carbon Products	(300,000)	—
Purchase of mineral rights and properties, plant and equipment	(78,467)	(130,750)
Proceeds from principal payment on note receivable	9,058	2,795
Proceeds from sale of mineral rights and properties, plant and equipment	—	100,000
Proceeds from Tonogold Resources, Inc. related to Comstock Mining LLC	—	240,000
Proceeds from sale of Tonogold Resources, Inc. common shares	798,313	2,944,929
Proceeds from redemption of Tonogold Resources, Inc. convertible preferred shares	—	2,616,000
Proceeds from Mercury Clean Up, LLC derivative asset settlement	762,377	—
Payments received on Tonogold Resources, Inc. note receivable	—	900,000
Deposits received on the sale of properties to Sierra Springs Opportunity Fund, Inc.	—	100,000
Down payment for Flux Photon Corporation asset acquisition	(350,000)	—
Cash acquired in acquisitions	219,217	—
Change in reclamation bond deposit	(240)	(6,742)
Net cash provided by (used) in investing activities	(16,097,485)	3,207,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(3,568,214)	(7,564,586)
Proceeds from issuance of promissory notes payable	4,550,000	5,470,000
Proceeds from the issuance of common stock	27,399,999	4,197,622
Common stock issuance costs	(1,064,498)	(130,070)
Repurchase of employee stock options	(247,156)	—
Net cash provided by financing activities	27,070,131	1,972,966

Net increase in cash	3,480,244	1,416,087
Cash at beginning of year	2,431,944	1,015,857
Cash at end of year	$5,912,188	$2,431,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$107,499	$783,325
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisitions:
Renewable Process Solutions, Inc.	$2,304,806	$—
MANA Corporation	6,528,453	—
Plain Sight Innovations Corporation	14,952,806	—
LINICO Corporation	7,255,831	—
Issuance of common shares for investments:
LINICO Corporation	6,250,000	—
Quantum Generative Materials LLC	10,000,000	—
LP Biosciences LLC	4,173,000	—
Issuance of common shares for derivative assets:
LINICO Corporation	500,000	—
Quantum Generative Materials LLC	530,000	—
LP Biosciences LLC	6,642,000	—
Increase in Tonogold note receivable in exchange for non-cash reimbursements	1,812,500	—
Issuance of common shares for Northern Comstock LLC mineral rights payments	482,500	482,500
Issuance of common shares for stock issuance costs	500,002	125,000
Asset held for sale transferred to property, plant and equipment	6,328,338	—
Conversion of Tonogold convertible preferred stock to Tonogold common stock	—	3,920,000
Issuance of common shares for Mercury Clean Up, LLC make whole liability	—	314,687
Investment in Pelen LLC	—	585,000

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REFERENCES TO THE COMPANY

Unless context otherwise indicates, the terms we, us, our, Comstock, or the Company mean Comstock Mining Inc., and its subsidiaries on a consolidated basis.

DESCRIPTION OF THE BUSINESS

Comstock innovates technologies that contribute to global decarbonization and circularity by efficiently converting massive supplies of under-utilized natural resources into renewable fuels and electrification products that contribute to balancing global uses and emissions of carbon. We intend to use our technologies to build, own, and operate a fleet of advanced carbon neutral extraction and refining facilities, to sell of complimentary process solutions and related services, and to provide license rights to qualified strategic partners.

Our strategic plan is based on innovating and using our technologies and the renewable energy products that they enable to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a highly profitable, balanced worldwide short cycle ecosystem that continuously offsets, recycles, and contributes to neutralizing global carbon emissions by rapidly growing and replenishing vast quantities of feedstock for renewable circular fuels. We also make strategic and other investments that contribute to our mission of enabling systemic decarbonization and help to realize our vision of a net zero carbon world..

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock Estate”). Between 2012 and 2021, we mined and processed about 2.6 million tons of mineralized material from the Comstock Mineral Estate, producing 59,515 ounces of gold and 735,252 ounces of silver. During 2020 and 2021, we completed a series of transactions that were designed to build on our competencies and position us to address and capitalize on the global transition to clean energy. Those transactions primarily included (i) our sale of Comstock Mining LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 100% of MANA Corporation, and 90% of LINICO Corporation, (iii) our acquisition of intellectual property assets from FLUX Photon Corporation, and (iv) our purchase of 48.19% of Quantum Generative Materials LLC, 25% of Mercury Clean Up LLC, 50% of MCU Philippines, Inc. and 25% of Pelen Limited Liability Company. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our Company and business into an emerging leader in the innovation and sustainable production of renewable energy products, including cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2, Acquisitions and Investments.

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements herein are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Mining Inc. and its wholly-owned subsidiaries which include the following:

•Comstock Innovations Corporation (formerly Plain Sight Innovations Corporation) ("Comstock Innovations") since its acquisition in September 2021;

•Comstock Fuels Corporation ("Comstock Fuels");

•Comstock Metals Corporation ("Comstock Metals"), owner of 90% of LINICO Corporation since its acquisition on December 30, 2021, fully included 100% in the consolidated financial statements ;

•Comstock Engineering Corporation (formerly Renewable Process Solutions, Inc.) ("Comstock Engineering") since its acquisition in June 2021;

•Comstock IP Holdings LLC (formerly Plain Sight Innovations LLC) (“Comstock IP Holdings”), since its acquisition in September 2021;

•Comstock Royalty Holdings LLC (“CRH”);

•Comstock Exploration and Development LLC (“CED”);

•Comstock Northern Exploration LLC (“CNE”);

•Comstock Processing LLC (“CP”);

•Comstock Real Estate, Inc. ("CRE");

• Downtown Silver Springs LLC (“DTSS”);

•Comstock Industrial LLC (“CI”);and

•MANA Corporation, since its acquisition in July 2021;

All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

SEGMENT INFORMATION

We evaluate a reporting unit by first identifying its operating segments. The chief operating decision maker ("CODM") over the segments is the Executive Management Committee. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. We have the following two segments and reporting units: production and sale of renewable energy products and strategic and other investments. While sales for our renewable energy products segment have just commenced with certain engineering services sales, we organize and operate each segment as a distinct business. Our renewable energy products segment will sell biomass-derived carbon neutral oil, ethanol, gasoline, renewable diesel, jet fuel, marine fuel, and other renewable replacements for long cycle fossil derivatives, intermediates and precursors thereto, and derivatives thereof; lithium, graphite, nickel, cobalt, copper, aluminum, and other metals, as well as derivative electrification products extracted from lithium ion batteries and other residues produced throughout the electrification supply chain; an array of design, engineering, fabrication, procurement, and construction solutions; and, rights to selected technologies to qualified, third-party licensees in exchange for license and royalty fees. Our strategic and other investments segment includes all other activities, including real estate, mining and our equity method investments, which will generate gains based on the extent to which we are successful in selling or otherwise monetizing invested assets for amounts which exceed our cost basis. Each segment will likewise have a distinct cost structure with dedicated management personnel with reporting responsibility to the Company’s senior management team. The Company accumulates discrete financial information for each segment, for review as distinct operating segments, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed on a segment specific basis. Discrete financial information is available for each operating segment (See Note 20, Segment Reporting).

BUSINESS COMBINATIONS

The Company applies the acquisition method of accounting for business combinations to all acquisitions where the Company gains a controlling interest, regardless of whether consideration was exchanged. With respect to business combinations, the Company (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) discloses the nature and financial effects of the business combination. Accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred and the net acquisition-date fair values of the assets acquired and liabilities assumed. While the Company uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates inherently are uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets, including intangible assets acquired and liabilities assumed with corresponding offsets to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Deferred tax liabilities (“DTLs”) created in business combinations for the difference between the historical carryover basis of assets for tax purposes and the stepped-up fair value basis for book purposes are recognized as an increase to goodwill.

ASSET ACQUISITIONS

The cost of a group of assets acquired in an asset acquisition includes the carrying amount of any previously held equity interest, the fair value of any noncontrolling interests, and the fair value of any consideration transferred at the date of acquisition. The cost is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and goodwill is not recognized. If it is determined that the cost of the acquisition exceeds the fair value of the assets acquired, the difference is allocated pro rata on the basis of relative fair values to increase certain of the assets acquired. All identifiable assets, including intangible assets, are identified and recognized. DTLs created in asset acquisitions for the difference between the historical carryover basis for tax purposes and the stepped-up fair value basis for book purposes are calculated using a simultaneous equation under the gross up approach and recognized as an increase to the assets to which they relate.

VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) refers to a legal business structure wherein an investor has a controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could be significant to the VIE. The Company has investments in Quantum Generative Materials LLC (“GenMat”) and Sierra Springs Opportunity Fund, Inc. (“SSOF”), that the Company has determined to be VIEs. The Company has also determined that the Company does not have a controlling interest in any of these companies, as the Company does not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not included in our Consolidated Financial Statements. The Company has an investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”), of which the Company's CEO is an executive (see Note 2, Acquisitions and Investments). Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions and decisions require the consent of all investors. As the Company is not the primary beneficiary, SSOF is not consolidated. At December 31, 2021 and December 31, 2020, the Company’s investment in SSOF is presented on the consolidated balance sheets as a non-current investment. At December 31, 2021, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $335,000 and the advances of $4,935,000.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $245.5 million at December 31, 2021. For the year ended December 31, 2021, the Company recognized a net loss of $24.6 million and cash and cash equivalents increased by $3.5 million from $2.4 million at December 31, 2020 to $5.9 million at December 31, 2021. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) sales of engineering services and technology licenses (iii) the repayment of advances from SSOF, (iv) planned sales of Tonogold Resources, Inc. ("Tonogold") common shares and other Tonogold reimbursements and (v) sales of equity securities. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the sale of Tonogold securities, repayment of advances to SSOF, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement. Declines in the market value of properties held for sale, or declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

USE OF ESTIMATES

In preparing GAAP financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may pertain to:

•impairment of equity investments;
•notes receivable accounted for at fair value or amortized cost;
•discount rates on non-interest bearing notes receivable;
•derivative assets and liabilities;
•the useful lives and valuation of properties, plant and equipment;
•carrying values of assets held for sale and mineral rights;
•realization of net deferred tax assets;
•fair values of net assets acquired;
•useful lives of intangible assets;
•impairment of intangibles and goodwill;
•reclamation liabilities;
•contingent liabilities;
•revenue contract progress toward completion
•stock-based compensation;
•restricted stock.

CASH, CASH EQUIVALENTS

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation insured limits. At December 31, 2021, the Company held $500,000 in an escrow account related to our investment in LPB and classified as restricted cash. This amount was written off at year-end (see Note 2, Acquisitions and Investments, and Note 22, Subsequent Events).

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. Management reviews valuation allowances on a quarterly basis.

INVESTMENTS

Investments in Debt and Equity Securities

From time to time, the Company holds investments in the form of debt securities and other instruments, and equity securities.
Investments in debt are classified as trading, available for sale or held to maturity. In certain cases we elect to record the investment under the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss (see Note 2, Acquisitions and Investments, and Note 15, Fair Value Measurements).

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss.

Investments in Joint Ventures and Other Companies

Investments in companies and joint ventures for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in the basis of the investee's net assets has occurred and, if so, adjust our share of net earnings or losses by related depreciation and amortization expense. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag.

INTANGIBLE ASSETS

Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Intangible assets with definite lives are amortized over their estimated useful lives. We amortize definite-lived intangible assets on a straight-line basis, generally over periods ranging from one to ten years. Costs incurred to renew or extend the life of our intangible assets are capitalized.

We review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We review indefinite-lived intangibles for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recorded as the amount by which the carrying value exceeds its fair value.

GOODWILL

Goodwill represents the cost in excess of the consideration paid over the fair value of net assets acquired in a business combination. The Company allocates goodwill to reporting units based on the expected benefit from the business combination. The Company evaluates our reporting units periodically, as well as when changes in our operating segments occur. For changes in reporting units, the Company reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment tests at December 31.

FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The carrying values of the Company's reclamation bond deposits approximate its fair value. The carrying values of the Company’s long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available.

DERIVATIVE INSTRUMENTS

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use. Changes in the fair value of derivative instruments are recorded in current earnings. The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument, and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in current earnings.

PROPERTIES, PLANT AND EQUIPMENT

The Company records properties, plant and equipment at historical cost. The Company provides depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. When an asset is sold, the Company recognizes a gain (loss) in the consolidated statements of operations based upon the proceeds received on the sale less the net carrying value of the asset. The Company charges expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

The Company reviews the carrying amount of our property, plant and equipment for impairment whenever there are negative indicators of impairment. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows.

RECLAMATION LIABILITIES AND ASSET RETIREMENT OBLIGATIONS

Minimum standards for site reclamation and closure have been established for us by various government agencies and contractual obligations with lessors. Asset retirement obligations are recognized when an obligation is incurred, either through regulatory requirements in the jurisdictions in which we operate or by contractual obligation with one of our lessors, and recorded as liabilities when a reasonable estimate of fair value can be determined. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement, and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset.

Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. When asset retirement costs change as a result of a revision to estimated cash flows, the amount of the asset retirement cost is adjusted and allocated to expense in the period of the change if the change affects that period only or in the period of change and future periods if the change affects more than one period. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

MINERAL RIGHTS AND PROPERTIES

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission ("SEC") regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair and maintenance costs as incurred. The Company reviews the carrying value of our properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of our properties. Although the Company has made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs. Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. The Company uses the units-of-production method to deplete the mineral rights and mining properties when in operations.

TREASURY STOCK

When the Company’s stock is acquired for purposes it is initially valued at cost and presented as treasury stock. Other than formal or constructive retirement or when ultimate disposition has not yet been decided, the cost of the acquired stock is presented as treasury stock separately as a deduction from the total of common stock, additional paid-in capital and retained earnings. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in capital, and losses are charged to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock are included therein, with the remainder charged to retained earnings. When the Company's stock is retired or purchased for constructive retirement, any excess purchase price over par value is allocated between additional paid-in capital to the extent that previous net gains from sales or retirements are included therein, and the remainder to retained earnings.

REVENUE RECOGNITION

Renewable Energy Products Segment

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

Strategic and Other Investments

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

STOCK-BASED COMPENSATION

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance and other applicable inputs. The Company recognizes stock-based compensation for common stock grants evenly over the related vesting period. The fair value of market condition performance share awards is determined based on path-dependent valuation techniques and inputs including the closing price per share of our common stock at date of grant, volatility and the risk-free interest rate. The Company recognizes stock-based compensation for market condition performance share awards evenly over the derived service period resulting from the path-dependent valuation. The fair value of performance condition share awards is determined based on the closing price per share of our common stock at date of grant and the probability of achieving the performance condition during the term of the award agreement. The Company recognizes stock-based compensation for performance condition share awards evenly over the term of the award agreement. The Company recognizes forfeitures of unvested common stock, performance shares and stock option grants as they occur.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2021 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

INCOME TAXES

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid or refunded. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage its underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely (than not) to be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive.

RELATED PARTIES AND TRANSACTIONS

The Company identifies related parties, and accounts for and discloses related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of another party (See Note 3, Notes Receivable and Advances, Net and Note 21, Related Party Transactions).

LEASES

The Company determines if a contract is or contains a lease at its inception and evaluates if a contract gives the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. The Company has two existing lease contracts one classified as an operating lease contract and one finance lease. For these leases, the Company recognized a right-of-use asset and a corresponding lease liability on its consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations by the Company to make lease payments which arise from a lease. Lease right-

of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial right-of-use asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less, lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets.

COVID-19

The outbreak in 2020 of the novel coronavirus (“COVID-19”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans, have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental interventions. For nearly two years in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state. On January 18, 2022, Nevada Health Response provided an update on county risk levels as posted by the Centers for Disease Control and Prevention (CDC). As of that date, all Nevada counties were listed as high risk of transmission. Cases continued to increase rapidly across the state with the recent omicron variant surge. According to Directive 045 signed by Nevada Governor Steve Sisolak, everyone, regardless of vaccination status, will be required to wear masks in indoor settings again. On February 10, 2022, after a marked decline in new omicron variant cases, Nevada Governor Steve Sisolak announced that the state was dropping its statewide mask mandate, "effective immediately". We are operating in alignment with these guidelines for protecting the health of our employees, partners and suppliers.

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

In March 2021, the FASB issued ASU 2021-07 (Topic 323), Investments – Equity Method and Joint Ventures. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2021-07, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2        ACQUISITIONS AND INVESTMENTS

Acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation)

On September 7, 2021, we acquired 100% of the issued and outstanding equity and voting shares of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”), in exchange for 8,500,000 restricted shares of our common stock with a fair value of $14,952,806 (see Note 15, Fair Values Measurements). We incurred $28,825 of legal expense in connection with the acquisition, that has been recognized as selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2021.

The PSI acquisition brings an array of patented, patent-pending and proprietary process technologies that were designed to convert low cost, ubiquitous woody biomass feedstocks into renewable fuels and other carbon neutral alternatives for fossil fuel derivatives. Comstock Innovations operates a commercial pilot cellulosic fuel facility that converts woody biomass into cellulosic ethanol and co-product precursors for renewable diesel and other carbon neutral alternatives to fossil fuels.

In connection with the Comstock Innovations closing, the Company agreed to appoint a designee of one of the former shareholders of Comstock Innovations, Triple Point Asset Management LLC (“TPAM”), to the Company’s board of directors and as Comstock’s president and chief financial officer, and agreed to appoint a designee of another one of the former shareholders of Comstock Innovations, Global Catalytic Disruptor Fund LLC (“GCDF”), to serve as Comstock’s chief technology officer. TPAM’s appointee is Kevin Kreisler, the beneficial owner and sole manager, executive officer and director of TPAM. GCDF’s appointee is David Winsness, the beneficial owner and sole manager, executive officer and director of GCDF.

The Comstock Innovations purchase price consideration and provisional allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (8,500,000 at $1.76 per share)	$14,952,806
Loans to Plain Sight Innovations LLC prior to acquisition	1,423,328
Total fair value of consideration transferred	16,376,134

Recognized amounts of identifiable assets acquired

Cash and cash equivalents	$100,147
Intangible assets - Intellectual property
Developed technologies	6,579,400
License agreements	494,133
Deferred tax liability	(1,383,942)
Total identifiable assets	5,789,738

Goodwill	$10,586,396

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the acquisition of PSI. The goodwill is not deductible for tax purposes. All of the $10,586,396 goodwill was assigned to the Renewable Energy Products segment.

From the acquisition date through December 31, 2021, Comstock Innovations recognized no revenue and incurred a loss before deferred income tax benefit of $1,303,969. There are no nonrecurring pro forma adjustments directly attributable to the business combination other than the deferred tax benefit included in the reported pro forma earnings.

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2021 as if the acquisition had occurred as of Comstock Innovations' March 1, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

(Unaudited)

December 31, 2021

Revenue	$868,165

Net loss	$(25,777,145)

Acquisition of Assets from FLUX Photon Corporation

On September 7, 2021, we purchased all of the intellectual property assets of PSI’s affiliate, FLUX Photon Corporation (“FPC”), in exchange for performance-based cash payments equal to 20% of our future consolidated Net Cash Flow (as defined in the related Asset Purchase Agreement) up to $18,000,000. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs for fractional inputs. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. The FPC intangible assets were valued at $9,771,750 at the acquisition date. We have not recorded the purchased assets or related contingent purchase consideration (other than the $350,000 down payment mentioned above), as we have determined the fair value of the intellectual property is not realizable in the foreseeable future, and the contingent purchase consideration is neither probable nor reasonably estimable. The FPC intangible assets will recognized as payments are made under the Asset Purchase Agreement or when payments become probable and reasonably estimable.

Acquisition of MANA Corporation

On July 23, 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA (“MANA”), an industrial hemp technology development, marketing, and management company, in exchange for 4,200,000 restricted shares of the our common stock with a fair value of $6,528,453 (See Note 15, Fair Value Measurements). Industrial hemp is a natural resource with numerous known applications, including food, feed, fuel, and fiber, and an array of emerging applications in batteries, bioplastics, and other renewable alternatives to fossil fuel derived products. We expect MANA to provide a suite of complementary technology, marketing and other management services, with a focus on acquiring and using pre-existing and new feedstock and offtake arrangements. Following the acquisition, Comstock transferred its ownership interests in LPB to MANA. The purchase consideration for MANA was based on part on MANA's contingent payment obligation equal to 20% of MANA's future Net Cash Flow (as defined in the related agreement) up to $8.6 million. We have not recorded the assumed contingent liability, as we have determined it is neither probable nor reasonably estimable.

The MANA purchase price consideration and provisional allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (4,200,000 at $1.55 per share)	$6,528,453
Total fair value of consideration transferred	6,528,453

Recognized amounts of identifiable assets acquired and liabilities assumed:

Intangible assets - Customer agreements (Note 9)	$461,528
Deferred tax liability	(96,921)
Total identifiable net assets	364,607

Goodwill	$6,163,846

From the acquisition date through December 31, 2021, MANA recognized $100,000 of revenue and incurred a loss before deferred income tax benefit of $13,442,547 (including impairment of goodwill and intangible assets of $6,394,610 and a $6,300,000 decrease in the fair value of the LPB derivative asset). There are no nonrecurring pro forma adjustments directly attributable to the business combination other than the deferred tax benefit included in the reported pro forma earnings.

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2021, as if the acquisition had occurred as of MANA’s February 16, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

(Unaudited)

December 31, 2021

Revenue	$862,165

Net loss	$(24,756,693)

The Company fully impaired the MANA intangible asset related to the LPB contract, which was terminated during the first quarter 2022 and recognized an impairment loss of $230,764 in other income (expenses) in the statement of operations during the year ended December 31, 2021 in the renewable energy products segment. The Company assessed the remaining value in the MANA reporting unit and determined the fair value to be nominal. The fundamental economic substance of the MANA acquisition was related to the management team’s ability to develop the hemp business through the LPB contract. With the loss of LPB, the assumptions underlying the value assigned in the purchase price allocation of MANA have changed significantly, resulting in a full loss in the value of goodwill totaling $6,163,846 related to the acquisition. The MANA organization has been redeployed, primarily into Comstock Fuels and other related corporate activities.

Acquisition of Assets in LINICO Corporation

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (“February Agreement”). Judd Merrill, a member of the Company’s board of directors, is the chief financial officer of AQMS.

Pursuant to the February Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3,000,000 shares of our restricted common stock with a fair value of $6,750,000 in payment of the purchase price; $6,250,000 of which was in connection with our investment and $500,000 of which was recognized as a related derivative asset (see Note 15, Fair Value Measurements). The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we owned 45.45% of LINICO in substance common shares and 48.78% of voting shares. Our chief executive officer is a member and Chairman of the LINICO board of directors.

Under the February Agreement, we also agreed to make $4,500,000 in cash payments to LINICO (“Cash Commitment”), payable in a series of installments between February 26, 2021 and December 31, 2021. At December 30, 2021, $4,500,000 had been paid, and recorded as adjustment to the derivative asset related to LINICO on the consolidated balance sheets. We incurred $70,273 of legal expense in connection with the LINICO investment and recognized $1,282,336 in equity loss from affiliates for our investment in LINICO prior to December 30, 2021.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director equating to 90% ownership. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date. In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock Shares”) to the former chief executive officer. If and to the extent that the sale of the Comstock shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162 less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer, at any time during or prior to his sale of the Comstock shares. At December 30, 2021, we owned 90% of LINICO's issued and outstanding equity and the remaining 10% was owned by Aqua Metals Inc. (“AQMS”). The fair value of the 1,700,000 shares held by AQMS at the date of acquisitions was $3,400,000, which was calculated at $2.00 per share.

The LINICO purchase price consideration and provisional allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Previously held equity interest	$8,140,725
Cash contributions	6,025,034
Common shares	7,258,162
Non-controlling interest - fair value	3,400,000
Total fair value of consideration and non-controlling interest	$24,823,921

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$94,689
Other current assets	222,568
Investment in Green Li-ion	4,577,000
Investment in equity securities (Comstock common stock)	3,870,000
Properties, plant and equipment, net	64,000
Deposits	3,897,526
Finance lease right of use asset	15,033,000
Intangible assets	—
Developed technologies	11,803,000
Lease intangible	3,622,488
Trademarks	6,000
Accounts payable	(975,357)
Accrued expenses and other liabilities	(97,268)
Finance lease liability	(13,043,499)
Deferred tax liability	(4,250,226)
Total identifiable net assets	$24,823,921

Acquisition of Renewable Process Solutions, Inc.

On June 18, 2021, we acquired 100% of the issued and outstanding equity and voting shares of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), a process engineering and renewable technology development company, in exchange for 1,000,000 restricted shares of our common stock, with a fair value of $2,304,806. (See Note 15, Fair Value Measurements).

RPS was acquired to increase our core competencies in process engineering and renewable technology development necessary to facilitate the development and growth of our acquired companies and equity method investments.

The purchase price consideration and provisional allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (1,000,000 at $2.30 per share)	$2,304,806
Total fair value of consideration transferred	2,304,806

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	24,385
Notes receivable, net	38,459
Prepaid expenses and other current assets	4,072
Intangible assets
License agreements	16,619
Customer agreements	122,885
Distribution agreements	19,733
Accounts payable	(33,882)
Deferred tax liability	(33,440)
Accrued expenses and other liabilities	(56,300)
Total identifiable net assets	102,531

Goodwill	$2,202,275

From the acquisition date through December 31, 2021, the Company's revenue and net income before deferred income tax benefit were $983,380 and $426,803, respectively. There are no nonrecurring pro forma adjustments directly attributable to the business combination other than the deferred income tax benefit included in the reported pro forma earnings.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the acquisition of RPS. The goodwill is not deductible for tax purposes. All of the $2,202,275 goodwill was assigned to the Renewable Energy Products segment.

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2021 and 2020 as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented nor indicative of future operating results.

	Unaudited	Unaudited

	December 31, 2021	December 31, 2020

Revenue	$983,380	$226,630

Net income (loss)	$(24,720,177)	$14,445,248

Summary of Investments

Our investments are accounted for under the equity method, with one investment accounted for at cost less impairment.

At December 31, 2021 and 2020, our non-current investments include:

	December 31, 2021		December 31, 2020
	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$13,645,946	48.19%	$—	—%
LP Biosciences LLC	4,227,587	50.00%	—	—%
Green Li-ion	4,577,000	20.00%	—	—%
Mercury Clean Up, LLC	1,975,026	25.00%	2,010,113	15.00%
MCU Philippines, Inc.	499,269	50.00%	323,770	50.00%
Pelen Limited Liability Company	591,051	25.00%	603,714	25.00%
Total equity method investments	25,515,879		2,937,597
Sierra Springs Opportunity Fund, Inc., at cost	335,000		335,000
Total Investments	$25,850,879		$3,272,597

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method is as follows:

	December 31, 2021 *	December 31, 2020
Current assets	$8,336,962	$1,193,362
Non-current assets	12,985,338	4,212,385
Current liabilities	3,173,869	354,009
Non-current liabilities	2,000,000	1,000,000

Revenues	352,263	562,500
Gross Profit	(74,048)	(111,064)

Net income (loss) and net income (loss) attributable to the entity	$(3,730,954)	$(580,346)
* Information presented as of and for the years ended September 30, 2021 and 2020. All equity method investments are accounted for on a one-quarter lag.

The excess of our investment values over the net assets of the individual investees is primarily comprised of goodwill. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require additional adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's stock held by investees and any make-whole derivatives of $8 million, which is included in non-current assets and long-term debt due to the Company of $2 million, which is included in non-current liabilities as of December 31, 2021. Long-term debt due to the Company of $1 million is included in non-current liabilities as of December 31, 2020.

Investment in Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of GenMat, a developer of quantum computing technologies with the goal of accelerating material science discovery and development, and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harness emerging quantum computing technologies and develop new materials for use in our strategically aligned fields of interest, including global mining, battery recycling, and carbon capture. We incurred $71,659 of legal expense in connection with the GenMat investment, which has been recorded to non-current investments on the consolidated balance sheets at December 31, 2021.

At closing, we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in stock for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. At December 31, 2021, we have paid $4,250,000 in cash toward the $5,000,000 in scheduled cash commitment, At closing, we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset (see Note 14, Equity and Note 15, Fair Value Measurements). For the year ended December 31, 2021, the Company recorded $675,713 in equity loss from affiliates for the investment in GenMat.

At December 31, 2021, we hold 48.19% of GenMat membership units and 37.50% of voting membership units. We represent 50% of GenMat's governing body, through three of the six voting members of the management committee. Our chief executive officer is a member and chair of the GenMat management committee, along with our president and chief financial officer, and another company designee.

Investment in LP Biosciences LLC

On July 23, 2021, we executed a series of agreements with Lakeview Energy LLC (“Lakeview”) and its subsidiaries, including LP Nutrition LLC ("LPN"), pursuant to which we acquired 50% of the equity of Lakeview’s subsidiary, LPB, and agreed to provide the financing needed to retrofit LPB’s pre-existing industrial scale solvent extraction and valorization facility in Merrill, Iowa (“LPB Facility”), for the production of an array of wholesale products from up to 200,000 pounds per day of industrial hemp. The Company also purchased 500,000 Class A Units, representing 50% of the issued and outstanding voting equity of LP Biosciences LLC (“LPB”), from LPN, a subsidiary of Lakeview Energy LLC. In connection with the foregoing, the Company entered into a Note Purchase Agreement to purchase a secured note with a face value of $17,000,000 from LPB (the “LPB Note”) in exchange for a purchase price of $15,000,000 to fund the completion of the facility retrofit. The Company issued 3,500,000 restricted shares of its common stock with a fair value of $10,800,000, paid $1,076,258 in cash and agreed to pay an initial $1,500,000 in cash in connection with its foregoing equity purchase and financing commitments. The LPB Note was to mature on July 31, 2026, and the interest rate is 13.5% per annum. In connection with the LPB Note, LPB granted a leasehold security interest in the Facility to the Company, subject to a mortgage of approximately $4.6 million on the LPB Facility held by LPB’s landlord for the benefit of the landlord’s lender. The Company, LPN, and LPB simultaneously entered into a Partnership Interest Purchase Agreement and a Limited Liability Company Operating Agreement for LPB, pursuant to which, among other terms, LPB agreed to pay LPN the first $3,000,000 of cash proceeds received from the sale of the Company’s common stock, and a $5,000,000 preferred distribution at the same time and in the same proportion as principal prepayments on the LPB Note, with up to 20% of LPB’s after debt net cash flow commencing 20 days after LPB commences ordinary course operations.

The Company assigned its Class A Units in LPB to MANA upon completion of the LPB transaction. Subsequent to December 31, 2021, on February 28, 2022, the Company and Nutrition mutually agreed to terminate the LPB transaction documents. Upon termination, each of the parties were relieved of their respective rights, liabilities, expenses, and obligations. 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. In the first quarter of 2022, the Company incurred expenses of approximately $750,000 in connection with the termination of the transaction documents as of the filing date. As of December 31, 2021, the notes receivable, prepaid assets and other deposits associated with LP Biosciences of $1,076,258 were written off, including $500,000 of restricted cash held in escrow, which LPB had rights to under the termination agreement.

Transactions Involving Comstock Minerals, Sale of Comstock Mining LLC

On January 24, 2019, the Company entered into a membership interest purchase agreement, as amended and restated on September 8, 2020, to sell its interests in Comstock Mining LLC, a wholly-owned subsidiary with sole net assets of the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold"). The Convertible Preferred Stock ("CPS") became convertible into Tonogold common shares commencing May 22, 2020, at a rate equal to the lower of (1) $0.18 cents per share, or (2) 85% of the 20-day volume weighted average closing price of Tonogold common shares. Tonogold could redeem the CPS prior to conversion, at a redemption price 120% of the face value of the CPS.

On November 18, 2019, 50% of Comstock Lucerne was transferred to Tonogold. The remaining 50% was transferred on September 8, 2020. The Company retained all management control and authority over Comstock Lucerne until Tonogold's membership interests totaled 100%. Accordingly, Tonogold’s membership interests in Comstock Mining LLC were accounted for as a noncontrolling interest in the Company’s Consolidated Financial Statements through September 8, 2020.

On September 8, 2020, the remaining membership interests of Comstock Mining LLC were purchased by Tonogold.

There are two agreements between the Company and Tonogold associated with the September 2020 sale of the membership interests of Comstock Mining LLC: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for our American Flat processing facility.

Under the two agreements, Tonogold is required to reimburse certain payments made by Comstock including but not limited to all costs associated with owning certain properties, and certain option, interest expense and lease payments.

On March 3, 2021, we made a $812,500 accelerated payment to Northern Comstock pursuant to the Northern Comstock operating agreement. Primarily as a result of the Northern Comstock accelerated payment, the Tono Note was amended in March 2021, which included adding $812,500 for Tonogold’s Northern Comstock accelerated payment reimbursement obligation and an amendment fee of $262,500 to the principal amount of the Tono Note, increasing the principal amount to $5,550,000.

The Note was further amended in June 2021, to add $1.0 million for certain Tonogold, Northern Comstock and other reimbursement obligations and an amendment fee of $100,000 which were added to the principal amount of the Tono Note, increasing the principal amount to $6,650,000 and extending the maturity date to March 31, 2022. A total of $362,500 of amendment fees were recognized as other income in 2021.

The fair value of the consideration delivered by Tonogold in 2019 and 2020 for the membership interests in Comstock Lucerne was $18.8 million, and included cash, CPS, and the Tono Note. The Company's gain on the sale was $18.3 million, recorded during the year ended December 31, 2020 in the consolidated statements of operations. The total consideration received by the Company from Tonogold under the Lucerne Purchase Agreement is summarized in the following table:

Fair Value

Cash	$7,065,000
Non-cash items, fair value on date received
CPS	7,607,263
Tono Note	6,141,497
Contingent forward asset, fair value on settlement date	(1,998,832)
Total consideration	18,814,928
Net carrying value of Comstock Lucerne	(539,082)
Net gain on sale	$18,275,846

During 2020, Comstock Lucerne was deconsolidated as a result of completing the sale of the 100% membership interest, which resulted in a decrease in additional paid in capital of $20,499,141 and elimination of the non-controlling interest of $313,854.

The Company recognized a loss on the change in fair value of the CPS of $2,544,000 during the year ended December 31, 2020. During 2020, the Company elected to convert a portion of the CPS with a face value of $3.9 million at $0.18 per common share, for a total of 21.8 million Tonogold common shares. On October 2, 2020, Tonogold redeemed a $2.2 million portion of the CPS for $2.6 million in cash, representing 120% of face value. During the year ended December 31, 2020, the Company sold approximately 5.3 million Tonogold common shares at an average price of $0.3957 per share for gross proceeds of $2,944,929. During the year ended December 31, 2021, the Company sold approximately 4.3 million Tonogold common shares at an average price of $0.1865 per share for gross proceeds of $798,313.

The Tono Note had an outstanding principal balance of $6,650,000 and $4,475,000 at December 31, 2021 and 2020, respectively. The Tono Note bears interests 12% per annum, payable monthly in arrears, and matures on March 31, 2022, unless extended by the Company (see Note 15, Fair Value Measurements). The fair value of the Tono Note on December 31, 2021 and December 31, 2020 was $7,255,000 and $5,498,500, respectively. During the years ended December 31, 2021 and 2020, the Company recognized a loss on the change in fair value of the Tono Note of $418,500 and $642,997, respectively. As of the amendment date in March 2020, the Company concluded the Tono Note contained a contingent forward for the Company’s right to sell its membership interests in Comstock Lucerne to Tonogold at a future date in exchange for cash consideration or common stock of Tonogold if certain options were elected (the “Contingent Forward”). The Company identified the Contingent Forward as a derivative which was adjusted to fair value at the end of each reporting period. On March 20, 2020, the Company recorded the $1,232,952 initial fair value of the Contingent Forward asset in additional paid in capital on the consolidated balance sheets as Tonogold, a related party at the time, owned 50% of the membership interests of

Comstock Lucerne. The fair value of the Contingent Forward asset on September 8, 2020 was $1,998,832 and was an offset against the consideration received for the sale of Comstock Lucerne recorded on that date. Upon closing of the Lucerne Purchase Agreement, the contingencies were eliminated. During the year ended December 31, 2020, the Company recognized a gain for the change in fair value of the Contingent Forward of $765,880 (see Note 15, Fair Value Measurements). At December 31, 2021, the Company was in direct and continuing discussions with Tonogold management with the intention of exchanging the Note for Comstock Lucerne plus an option for Tonogold to acquire Comstock Lucerne in the future (see Note 22, Subsequent Events).

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

Upon successful proof of technical and commercial viability, the Company has the rights to coordinate an additional $3.0 million in financing for the Joint Ventures, and MCU would then contribute the 25-ton-per-hour system, based on an agreed upon capital plan (equipment and working capital uses) and a time-specific project schedule, including the timing of the capital needs. Completing $2.0 million of such financing entitles the Company to an additional 10% of the fully-diluted membership interests of MCU. The Company has made cash payments to MCU of $1,150,000 in cash and satisfying the required cash contribution.

The MCU Agreement contained a provision whereby the Company is required to issue additional shares of its common stock for the make whole difference between the value of the Company's common shares received by MCU and the required stock-based investment of $850,000. On July 18, 2019, the Company issued 900,000 shares of restricted common stock with a fair value of $751,050 to fund the MCU capital contribution. During April and May 2020, MCU sold the 900,000 common shares for net proceeds of $465,127, reducing the remaining make whole liability to $384,873. On May 15, 2020, the Company issued MCU an additional 625,000 shares of restricted common stock with a fair value of $314,687.

On December 4, 2020, the remaining common shares became transferable, and the parties agreed that the make-whole obligation had been satisfied. On that date, MCU and the Company agreed that MCU received consideration in excess of the required $2.0 million, and the Company became the fully vested owner of 15% of the fully-diluted membership interest of MCU and became entitled to 50% participation in the Joint Ventures. As of December 31, 2021, the total purchase price of $2.0 million, paid in cash and stock, is accounted for as Investment in Mercury Clean Up, LLC, a non-current asset on the consolidated balance sheets. The investment is accounted for under the equity method. The Company’s chief executive officer is a member of the board of MCU.

The December 4, 2020 third amendment to the MCU Agreement clarified the provision that when MCU sells its remaining 625,000 shares of the Company’s common stock, the Company is entitled to the portion of the proceeds that is in excess of its original required contribution.

During January and February 2021, MCU sold the 625,000 common shares for net proceeds of $1.1 million, resulting in a $0.8 million excess contribution, which was paid to us in February 2021 (see Note 15, Fair Value Measurements). For the year ended December 31, 2021 and 2020, respectively, the Company recorded $35,086 and $1,767 in equity loss from affiliates for the investment in MCU.

Investment in MCU Philippines, Inc.

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

During 2020, the Company made cash loans of $1,180,000, in the form of senior secured interest free loans, and committed up to another $1.8 million in secured loans. When the Company's loans to MCU-P reach $2.0 million, the Company will receive an additional 10% membership interest in MCU. The loans are secured by all equipment owned by MCU-P.

Prior to December 4, 2020, the Company considered these advances to be a receivable. Based on the third amendment to the MCU agreement on December 4, 2020, the Company was granted 50% participation in the Joint Ventures, including 50% of the common stock of MCU-P. On that date, the advances were recognized as a non-interest bearing note receivable due December 31, 2024. At December 4, 2020 the fair value of the note receivable from MCU-P, based on the discounted present value of future payments, was $755,866, which was comprised of the $1,080,000 face amount less implied interest of $324,134, and was recognized as consideration for the Company's December 4, 2020 investment in MCU-P. The discounted present value is based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. As of December 31, 2020, the net balance of the note receivable was $860,940.

As of December 31, 2021, the MCU-P investment of $499,269 is accounted for as investment in MCU Philippines, Inc, a non-current asset on the consolidated balance sheets. The investment is accounted for under the equity method.

At December 31, 2020, the net balance of the note receivable was $860,940. On March 5, 2021, we loaned an additional $820,000 to MCU-P, increasing the face value of the non-interest-bearing note receivable to $2,000,000. Implied interest of $189,337 for the additional loan increased the value of our investment in MCU-P. The discounted present value was calculated using a rate of 7.1%, which was based on the alternative borrowing cost of MCU-P, considering market data for companies with comparable credit ratings. The additional loan amount resulted in our ownership interest in MCU increasing from 15% to 25%. At December 31, 2021, the net balance of the note receivable is $1,598,841 which is recorded on the consolidated balance sheets in notes receivable and advances, net. For the years ended December 31, 2021 and 2020, we recognized implied interest income of $107,239 and $5,074, respectively. The note receivable matures on December 31, 2024. For the year ended December 31, 2021 and 2020, respectively, the Company recorded $13,838 and $364 in equity loss from affiliates for the investment in MCU-P.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, Sierra Springs Opportunity Fund ("SSOF") which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. We expect to own 9% of SSOF upon issuance by SSOF of all 75 million authorized shares to investors. At December 31, 2021, our $335,000 investment in SSOF and 6,700,000 voting shares represent 12% of total as converted SSOF common shares .

The SSOF investment is accounted for at cost less impairment because there is no ready market for the investment units and is recorded to non-current investments on the consolidated balance sheets. Management identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to the early stages of the fund and the absence of a public market for its stock.

The Company additionally provided SSOF with a total of $4,935,000 (“SSOF Advances”), including $3,285,000 and $1,650,000 provided during the years ended December 31, 2021, and 2020, respectively to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid on or before the sale of our Silver Springs Properties to SSE during the first half of 2022 ( see Note 4, Assets Held for Sale). The $4,935,000 of advances are recorded on the consolidated balance sheets at December 31, 2021 in notes receivable and advances, net.

The Company’s executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $450,000 investment and 9,000,000 voting shares of our CEO and two of our directors represent 16.4% of total as converted SSOF common shares. The Company's executive chairman and chief executive officer has not received compensation of any kind from either SSOF or SSE.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at December 31, 2021 and 2020 include:

	12/31/21	12/31/20
Current portion
Tonogold note receivable, face value	$—	$4,475,000
Unrealized gain	—	1,023,500
Tonogold note receivable, fair value	—	5,498,500
Sierra Springs advances receivable	4,935,000	1,650,000
Other notes receivable	29,545	—
Total notes receivable and advances, current portion	$4,964,545	$7,148,500

Non-current portion
Tonogold note receivable, face value	6,650,000	—
Unrealized gain	605,000	—
Tonogold note receivable, fair value	7,255,000	—
MCU-P note receivable, face value	2,000,000	1,180,000
Unamortized discount for implied interest	(401,159)	(319,060)
MCU-Philippines note receivable, non-current portion, net	8,853,841	860,940
Total notes receivable and advances, net	$13,818,386	$8,009,440

We expect the Tonogold Note to be cancelled in exchange for the membership interests of Comstock Mining LLC (see Note 22, Subsequent Events), which investment is classified as a non-current asset at December 31, 2021.

NOTE 4        ASSETS HELD FOR SALE

The Company had classified the Silver Springs Properties as assets held for sale at December 31, 2020. We previously committed to a plan to sell certain land and water rights. On September 26, 2019, we entered into the Silver Springs Purchase Agreement with SSE, which calls for the sale by the Company to SSE of 98 acres of industrial land with senior water rights for $6,500,000 (“SSP Tract I”), and 160 acres of commercial land with Downtown Silver Springs LLC (“DTSS”) membership interest rights for $3,600,000 (“SSP Tract II”), for a total purchase price of $10,100,000. At December 31, 2021, we have received deposits in cash and escrow from SSE totaling $400,000 towards the purchase of the Silver Springs Properties, which is recorded in deposits under current liabilities on the Company’s consolidated balance sheets. As a result of the delay in sale of the Silver Springs Properties, the Company was not certain the sale would occur within the next year, and the assets were reclassified to assets held for use and are included in properties, plant and equipment on the consolidated balance sheets at December 31, 2021.

Assets held for sale at December 31, 2021 and 2020 include:

	12/31/21	12/31/20
Silver Springs Properties
SSP Tract 1	$—	$3,589,876
SSP Tract II	—	2,738,462
Total assets held for sale	$—	$6,328,338

NOTE 5        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2021 and 2020 consisted of the following:

	12/31/21	12/31/20
Accounts receivable - service income	$25,944	$—
Accounts receivable - Tonogold reimbursements	407,127	—
Accrued interest receivable	487,651
Surety bond and insurance	229,124	139,527
Receivable on sale of equity securities	—	200,000
Other	187,137	195,951
Total prepaid expenses and other current assets	$1,336,983	$535,478

On December 16, 2020, the Company entered into a securities purchase agreement with Wingfield Tono, LP (“Wingfield”), and agreed to sell 15,666,667 Tonogold common shares at $0.33 per share in three closings. On December 23, 2020, the Company transferred 3,333,333 Tonogold common shares to Wingfield for total proceeds of $1.1 million. At December 31, 2020, the Company had received $0.9 million in connection with the securities purchase agreement. The remaining $200,000 was a receivable as of December 31, 2020. On April 13, 2021, Wingfield returned 606,601 of the Tonogold common shares previously transferred under the Wingfield securities purchase agreement. The return of the shares eliminated a $200,000 receivable from Wingfield and terminated the securities purchase agreement.

DEPOSITS

Deposits at December 31, 2021 and 2020 consisted of the following:

	12/31/21	12/31/20
Security deposits	$5,399	$—
Land and property deposits	40,100	42,600
Pelen option	200,000	100,000
Vendor deposits	101,955	3,000
Total deposits, current	347,454	145,600

Vendor deposits, non-current	3,219,607	—
Total	$3,567,061	$145,600

At December 31, 2021, LINICO had $3,219,607 in deposits with various vendors for the plant and equipment which have been classed as non-current deposits on the consolidated balance sheet.

On September 1, 2020, we paid $100,000 for a one-year option to purchase 75% of the membership interests of Pelen LLC ("Pelen") not owned by the Company for a purchase price of $3,750,000. On August 26, 2021, we paid an additional $100,000 for a one-year extension of the option increasing the purchase price to $4,400,000.

NOTE 6        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at December 31, 2021 and 2020, respectively, include the following:

	12/31/21	12/31/20
Land	$6,328,338	$—
Real property leased to third parties	3,298,311	3,298,311
Property, plant and equipment for mineral processing	27,644,745	27,644,744
Other property and equipment	4,438,657	4,367,229
Accumulated depreciation	(27,146,379)	(26,685,584)
Total property, plant and equipment, net	$14,563,672	$8,624,700

During the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $0.5 million and $1.2 million, respectively.

Mineral Rights and Properties

Comstock and its subsidiaries own, control, or retain an interest in 9,358 acres located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. Our properties at December 31, 2021 and December 31, 2020 consisted of the following:

	12/31/21	12/31/20
Comstock Mineral Estate	$6,261,706	$6,190,239
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$6,669,111	$6,597,644

The Comstock Mineral Estate is partitioned for management purposes based on identified resource areas and exploration targets. During the years ended December 31, 2021 and 2020, we did not record any depletion expense, as none of the properties are in production. All of our mineral exploration and mining lease payments are classified as mining and mining claims costs and expenses in the consolidated statements of operations.

NOTE 7        RECLAMATION BOND DEPOSIT

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation at December 31, 2021. The Company also has a $0.5 million surety bond with Storey County for mine reclamation at December 31, 2021. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at December 31, 2021, and 2020.

The reclamation bond deposit at December 31, 2021 and 2020 consisted of the following:

	12/31/21	12/31/20
Lexon surety bond cash collateral	2,589,008	2,588,768
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,695,944	$2,695,704

The Lexon collateral at December 31, 2021 and 2020 includes earned income of $89,009 and $88,768 respectively, which has been left on deposit at BNY Mellon. The total cash collateral is a component of the reclamation bond deposit on the consolidated balance sheets at the years ended December 31, 2021 and 2020.
NOTE 8        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2021 and 2020 include the following:

Description	Estimated Economic Life	December 31, 2021	December 31, 2020

Developed technologies	10 years	$18,882,401	$—
Lease intangible	30 years	3,621,488
License agreements	10 years	510,752	—
In-process research and development	10 years	350,000
Customer agreements	1 year	122,885	—
Distribution agreements	8 years	19,733	—
Trademarks	10 years	7,000
Accumulated amortization		(338,958)	—
Intangible assets, net		$23,175,301	$—

Accumulated amortization as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Developed technologies	$231,920	$—
License agreements	20,625	—
In-process research and development	2,991	—
Customer agreements	81,923	—
Distribution agreements	1,499	—
Accumulated amortization	$338,958	$—

Amortization expense related to intangible assets of $569,721 was recorded for the year ended December 31, 2021. Accumulated amortization of $230,763 was written off as part of the impairment of the MANA customer agreement intangible asset during the year ended December 31, 2021.

The estimated economic lives shown above were at the closing dates of the respective acquisitions. The estimated economic lives of license agreements and developed technologies are based on the midpoint of the indicated lives derived from the related valuation analyses. The estimated economic lives of customer and distribution agreements are based on the specified terms of the respective agreements.

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. Comstock IP Holdings is also party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual Properties, Inc. (“VTIP”) pursuant to which Comstock IP Holdings agreed to (i) pay Virginia Tech $438,410 to conduct sponsored research; and (ii), license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of the applicable net sales, subject to a minimum annual royalty of $5,000 per year. The Company also has developed technologies valued at $18,882,401 (See Note 2, Acquisitions and Investments).

Amortization of intangible assets was $338,958 for the year ended December 31, 2021. Future minimum amortization expense is as follows at December 31, 2021:

2022	$2,148,222
2023	2,103,108
2024	2,098,956
2025	2,098,956
2026	2,098,956
Thereafter	12,627,103
$23,175,301

Changes in the intangible assets and goodwill balances for the year ended December 31, 2021 are presented below:

	As of December 31, 2020	Acquisitions	Additions	Impairment	Amortization	As of December 31, 2021
Intangible assets	—	23,125,786	850,000	(461,527)		23,514,259
Accumulated amortization	—	—		230,763	(569,721)	(338,958)
Goodwill	—	18,952,517	—	(6,163,846)	—	12,788,671
Total intangible assets and goodwill	—	42,078,303	850,000	(6,394,610)	(569,721)	35,963,972

All intangibles and goodwill are associated with the Renewable Energy Products segment.

NOTE 9        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2021, and 2020, consisted of the following:

	12/31/21	12/31/20
Accrued interest expense	12,329	—
Accrued Northern Comstock LLC	—	180,833
Accrued payroll costs	817,062	153,615
Accrued directors fees	—	60,000
Accrued vendor liabilities	77,062	136,499
Other accrued expenses	32,990	4,000
Total accrued expenses	$939,443	$534,947

NOTE 10    LEASES

The Company has the following lease balances recorded on the consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	December 31, 2021	December 31, 2020
Finance lease right-of-use asset	Right of use asset	$15,033,000	$—
Operating lease right-of-use asset	Other assets	46,897	51,294
Total right of use assets		$15,079,897	$51,294

Operating lease liability - current	Accrued expenses and other liabilities	$4,388	$3,650
Operating lease liability - long-term	Other liabilities	45,403	49,791
Finance lease liability	Lease liability	13,043,499	$—
Total lease liabilities		$13,093,290	$53,441

The Company has the following lease costs recorded in the consolidated statements of operations as follows:

	Year Ending December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	—	—
Operating lease cost	10,099	10,099
Total lease cost	$10,099	$10,099

Other information
Cash paid for amounts included in the measurement of lease liabilities	$—	$—
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	9,350	9,050
Financing cash flows from finance leases	—	—
Right-of-use assets and finance lease liabilities acquired with LINICO transaction (Note 2)	15,033,000	—
Weighted-average remaining lease term - finance leases	0.75	—
Weighted-average remaining lease term - operating leases	6.75	7.75
Weighted-average discount rate - finance leases	6%	—%
Weighted-average discount rate - operating leases	11%	11%

Finance Lease

On February 15, 2021, LINICO Corporation (“LINICO”) and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of Aqua Metals Inc. (“AQMS”), entered into an industrial lease (the “AQMS Lease Agreement”), for the land, buildings and related improvements (the “Battery Recycling Facility”). The AQMS Lease Agreement is for a two-year term and commences on April 1, 2021, and provides for lease payments of $68,000 per month during months 1 to 12, $81,600 per month during months 13 to 18 and $100,640 per month during months 19 to 24. Pursuant to the AQMS Lease Agreement, LINICO also has the right to purchase the Battery Recycling Facility for (i) $14,250,000, if the purchase is made on or prior to October 1, 2022, or (ii) $15,250,000, if the purchase is made after October 1, 2022 (“Purchase Option”). LINICO paid the initial $1,250,000 nonrefundable deposit under the AQMS Lease Agreement that was due on or before October 15, 2021, which is included in deposits on the consolidated balance sheets as of December 31, 2021. The payment will be applied to the purchase price if the Purchase Option is exercised. The AQMS Lease Agreement also grants the Company the right to consummate the Purchase Option if LINICO and the Landlord agree that LINICO will not exercise the Purchase Option. We assumed we will exercise the option to purchase the Battery Recycling Facility on or before October 1, 2022.

We recognized the AQMS lease as a new finance lease as part of the asset acquisition of LINICO with an assumed lease term of ten months, total payments of $13,693,600 payable through the purchase option date of October 1, 2022, discounted at the Company's incremental borrowing rate of 6% and an estimated useful life of 30 years for the right-of-use asset. The value of the right-of-use asset and lease liability upon acquisition, including the pro rata allocation of excess value from the asset acquisition was $15,033,000. We acquired the lease on December 30, 2021 and no interest expense or amortization of the right-of-use asset was recorded during the year ended December 31, 2021. We used judgment in estimating the expected timing of exercise of the purchase option, the purchase option price and the discount rate applied in calculating the right-of-use asset and lease liability. Timing of exercise of the option and the related exercise price may differ from our estimates.

We recognized a lease intangible asset as part of the LINICO asset acquisition in the amount of $3,622,488 (see Note 2, Acquisitions and Investments), representing the value of the purchase option at the date of acquisition.

Operating Lease

The Company has an operating lease, as lessee, with Sutro as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease. For the years ended December 31, 2021 and 2020, the fixed operating lease expense was $10,099 and $10,099, respectively with a remaining term of 6.8 years.

Maturities of lease liabilities by fiscal year for the Company's operating lease is as follows:

2022	9,650
2023	9,950
2024	10,250
2025	10,550
Thereafter	31,500
Total lease payments	71,900
Less: Imputed interest at 11%	(22,109)
Present value of lease liabilities	$49,791

Maturities of lease liabilities for the Company's finance lease are $13,693,600, all payable in 2022, with imputed interest of $650,101.

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $228,123 and $201,700 for the years ended December 31, 2021 and 2020, respectively.

Maturities of lease payments for operating leases to others are as follows:

2021	$180,025
2022	166,325
2023	22,725
2025	96,000
Thereafter	384,000
Total Minimum Lease Income	$849,075

NOTE 11    DEBT OBLIGATIONS

Debt at December 31, 2021 and 2020 consisted of the following:

	12/31/21	12/31/20
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$5,000,000	$—
Georges Trust Unsecured Promissory Notes - 12% interest, due September 2021	—	1,389,014
Concorde Trust Unsecured Promissory Notes - 12% interest, due September 2021	—	683,263
Bean Trust Unsecured Promissory Note - 12% interest, due September 2021	—	290,386
GHF Inc Unsecured Promissory Note - 12% interest, due September 2021	—	916,712
Note Payable (Caterpillar Financial Services) - 5.7% interest.	—	404,373
Total debt	5,000,000	3,683,748
Less: debt discounts and issuance costs	(513,744)	(126,043)
Total debt, net of discounts	4,486,256	3,557,705
Less: current maturities	—	(3,557,705)
Long-term debt, net of discounts and issuance costs	$4,486,256	$—

Concorde Trust, Bean Trust, Georges Trust, GHF, Inc. & Scott H. Jolcover Unsecured Promissory Notes

We entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, and the Daney Ranch, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral. If the promissory note has not been paid in full on or prior to December 15, 2022, the Company will issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022. At December 31, 2021, the warrants were valued at $70,879. We recognized interest expense of $19,720 during the year ended December 31, 2021 in connection with the GHF 2021 Note.

On August 6, 2020, the Company entered into three unsecured promissory notes (together with the additional promissory notes with the Concorde Trust and GHF Inc. described below, the "Promissory Notes") with an original aggregate principal amount of $4,475,000, an original issue discount ("OID") of $225,000, and an interest rate of 12% per annum payable monthly, and a maturity date of September 20, 2021. On October 1, 2020, the Company revised and divided the Concorde Trust promissory note of $3.68 million into two separate Promissory Notes totaling the same amount, that is, a new promissory note to Georges Trust for $3.04 million and a revised promissory note to Concorde Trust for $0.64 million, representing entities under common control with one another but not with the Company. This note was paid in full during 2021.

On October 1, 2020, the Company paid the Scott H. Jolcover promissory notes in full, with a principal payment of $150,000 plus OID of $1,216. At December 31, 2020, the former employee had no outstanding Promissory Notes, and had received $2,876 in payments of interest and $151,216 in payments of principal during the year ended December 31, 2020. On October 5, 2020, the Company paid $1.7 million in principal for the Georges, Concorde, and Bean Promissory Notes, plus earned OID of $15,143. On October 9, 2020, the Company paid an additional $0.5 million in principal for the remaining Promissory Notes, plus earned OID of $4,716. These payments reduced the principal balance on the notes to approximately $1.9 million. This note was paid in full during 2021.

On December 4, 2020, the Company entered into two additional Promissory Notes with the Concorde Trust and GHF Inc., which had an original aggregate principal amount of $1,309,589, were issued at an original issue discount of $59,589, bore interest at a rate of 12% per annum payable monthly, and mature on September 20, 2021. This note was paid in full during 2021.

Interest expense on the Promissory Notes was $139,213 for the year ended December 31, 2021, including OID amortization of $71,289. Accrued interest of $31,700 was included in accounts payable on the consolidated balance sheets at December 31,

2021. Interest expense on the Promissory Notes was $223,543 for the year ended December 31, 2020 including OID amortization of $66,868.

GF Comstock 2 LP

On January 13, 2017, the Company issued a $10.7 million Debenture to GF Comstock 2 LP ("Debenture") due January 13, 2021. Interest was payable semi-annually. The Debenture was issued at a discount of approximately $0.6 million and with additional issuance costs of approximately $0.5 million. The Debenture also required an additional make whole obligation totaling approximately $0.7 million. The Company recorded the Debenture at face value on the consolidated balance sheets, net of the discount, issuance costs and make whole obligation, which approximated its estimated fair value. The discount, issuance costs and make whole obligation were amortized to interest expense during the term of the Debenture.

On August 11, 2020, the Company retired the Debenture by paying the remaining principal balance of $4.0 million, plus the remaining make whole obligation of $0.2 million and recognized a loss on early retirement of debt of $51,000. Interest expense on the Debenture was $0.4 million for the year ended December 31, 2020 of which Tonogold reimbursed $0.3 million for the year ended December 31, 2020, which was netted against interest expense in the consolidated statements of operations.
Caterpillar Equipment Facility

On June 27, 2016, the Company completed an agreement with Caterpillar Financial Services Corporation ("CAT") relating to certain finance and lease agreements for equipment (the “CAT Agreement”). The Company paid down its obligations with the net proceeds from the financed and leased equipment sold during the second and third quarters of 2016, with the remaining balance to be paid off from a monthly payment schedule of primarily $29,570 monthly payments until the amounts have been paid in full. The note held an interest rate of 5.7% per annum. The obligations were recorded at face value on the consolidated balance sheets, which approximated fair value.

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

NOTE 12     LONG-TERM RECLAMATION LIABILITY

We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our sites after mining and mineral processing operations are completed. These reclamation actions are conducted in accordance with plans reviewed and approved by appropriate regulatory agencies.

At December 31, 2021 and 2020, we accrued an asset retirement obligation of $5,445,672, and $6,054,919. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County. Effective January 1, 2021, we updated the expected reclamation commencement date from December 31, 2022 to December 31, 2025. This resulted in a reduction in the liability of $926,434 using a discount rate of 6.02%. The adjustment in excess of the net retirement obligation asset of $57,963 was $868,471 at January 1, 2021 and was recorded in the consolidated statements of operations.

Following is a reconciliation of the mining retirement asset associated with our reclamation plan for the mining projects for the years ended December 31, 2021, and 2020:

	12/31/21	12/31/20
Long-term reclamation liability — beginning of period	$6,054,919	$6,034,208
Reduction of obligation due to extension of time	(926,434)	—
Accretion of reclamation liability	317,187	20,711
Long-term reclamation liability — end of period	$5,445,672	$6,054,919

NOTE 13    COMMITMENTS AND CONTINGENCIES

CONTINGENT PAYMENT OBLIGATIONS

FLUX Photon Corporation

The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, which reduced the stated purchase price to $17,650,000 at December 31, 2021.

MANA Corporation

On July 23, 2021, the Company entered into a Securities Exchange Agreement to purchase 100% of the issued and outstanding equity of MANA Corporation. MANA provides industrial hemp origination, toll processing, sales, marketing, commodities, co-products management, and related products and services. MANA has a contingent payment obligation equal to 20% of MANA’s future net cash flow deriving from sales of industrial hemp and its derivatives, as defined in the applicable agreement, in an amount up to $8,600,000. This amount has not been recorded in our consolidated financial statements for the year ended December 31, 2021, as it has been determined to be neither probable nor reasonably estimable.

Comstock Innovations - Pilot Facility

Comstock Innovations, our wholly-owned technology research and development subsidiary, is subject to an asset purchase agreement with American Science and Technology Corporation (“AST”), pursuant to which the Company agreed to purchase substantially all of the real and personal property located at 6445 Packer Drive, Wausau, Wisconsin 54401 (“Pilot Facility”), including pilot scale processing equipment used in connection with some of our cellulosic fuels and electrification metals extraction and refining processes. The purchase agreement calls for a purchase price of $3,920,000 in installments of $35,000 per month from May 1, 2022 to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. The costs associated with the Pilot Facility’s research and development support operations are allocated (on a time and materials basis at cost) to our cellulosic fuels, electrification metals, cleantech engineering, technology licensing, and strategic and other investments segments, as applicable.

LINICO Corporation

At December 31, 2021, LINICO had $3,219,607 in deposits with various vendors for the plant and equipment.

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at December 31, 2021:

Year	Leases
2022	$114,000
2023	114,000
2024	108,000
2025	110,000
2026	150,000
Thereafter	1,536,250
Total minimum annual lease payments	$2,132,250

We have minimum royalty obligations with certain of its mineral properties and leases. For most of the mineral properties and leases, we are subject to a range of royalty obligations to the extent that production commences. These royalties range from 0.5% to 5% of Net Smelter Returns ("NSR") from minerals produced on the properties, with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of extracted metals.

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally become more restrictive. The Company believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Mineral and Mining Leases

The Company is party to lease agreements with Tonogold. On September 16, 2019, as amended and restated on December 23, 2019, the Company, as lessor, entered into a 10-year, renewable mineral exploration and mining lease with Tonogold for certain mineral properties owned or controlled by the Company (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials. Tonogold pays to the Company a quarterly lease fee of $10,000. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold also reimburses the Company for all costs associated with owning the properties, including, but not limited to, lease payments for underlying, third-party leases. The Exploration Lease also provides for royalty payments when mining operations commence.

On November 18, 2019, the Company, entered into an agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mine (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1,100,000 in expenses per year to maintain the option. The Lease Option Agreement remains in effect, but has not yet been exercised. The Lease Option Agreement expires in November 2025. Total reimbursements under the Tonogold agreements for the years ended December 31, 2021 and 2020 were approximately $2,800,000 and $2,600,000, respectively. Total reimbursements receivable under the Tonogold agreements for the years ended December 31, 2021 and 2020 were approximately $800,000 and $0.

On September 1, 2020, the Company entered into a new mineral exploration and mining lease with Sutro. The lease covers patented mining claims, exploration rights, and access over and through town lots in Gold Hill and Virginia City, Nevada. The lease also provides the right to explore the Sutro Tunnel.

LITIGATION

On January 31, 2014, the Comstock Residents Association (the “CRA”) and two of its members filed a civil action in the Third Judicial District Court in Lyon County, Nevada (the “District Court”) against the Lyon County Board of Commissioners (the “Commissioners”) and the Company, asking the District Court to reverse the Commissioners’ decision to grant an application for master plan amendment and zone change submitted and approved by the Commissioners in 2014 (the “Application”). Prior to approval of the Application, the master plan designation and zoning precluded mining on certain property of the Company in the area of Silver City, Nevada. On January 11, 2021, the Nevada Supreme Court issued a final order affirming the District Court's judgment in favor of Lyon County and Comstock Mining. On January 29, 2021, the CRA filed a Petition for Rehearing to the Nevada Supreme Court. On February 25, 2021, the Nevada Supreme Court issued an order denying a rehearing. On March 8, 2021, the CRA filed a Petition for En Banc Reconsideration to the Nevada Supreme Court. On April 9, 2021, the Nevada Supreme Court responded to the petition by issuing an order denying en banc reconsideration, once again, in favor of Lyon County and Comstock Mining. On July 30, 2021 Judge Estes of the Third Judicial District Court in Lyon County, Nevada ruled in favor of Lyon County and the Company and awarded attorney fees and costs to be paid by the plaintiffs in the sum of $50,000 to Lyon County and $203,151 to the Company. On August 27, 2021 the CRA filed a notice of appeal to the Nevada Supreme Court.

On or about February 27, 2020, we received notice that three former employees had filed a complaint with OSHA regarding alleged wrongful termination of employment in 2019, seeking backpay, front pay and other compensatory damages as well as interest and legal fees and costs. On September 8, 2021, OSHA notified the three former employees that it was dismissing their complaint after OSHA was informed that the former employees were instead planning to file a complaint in federal court. On August 20, 2021, the former employees filed a lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the wrongful termination of their employment. We believe those terminations were lawful and we are vigorously defending the complaint. At December 31, 2021, the Company has accrued severance and related costs for this complaint in accrued expenses and other liabilities on the consolidated balance sheets (see Note 22, Subsequent Events).

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 14    EQUITY

ISSUANCE OF REGISTERED SHARES OF COMMON STOCK

On February 8, 2021, we entered into an equity purchase agreement (“2021 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement was 24 months. We agreed to deliver to Leviston additional shares of common stock in payment of due diligence and commitment fees with a fair value of $250,003, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the year ended December 31, 2021, we issued to Leviston 1,551,760 common shares under this agreement with an aggregate sales price of $5.0 million, at an average price per share of $3.22, and an additional 50,907 common shares in commitment and due diligence fees. At December 31, 2021, the 2021 Leviston Sales Agreement has no capacity.

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

On September 28, 2021, we entered into an equity purchase agreement (“2021 Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement is 24 months. We agreed to deliver to Leviston additional shares of common stock, for no additional consideration, with a fair value of $100,000 in due diligence fees, on the first settlement date with respect to a put notice delivered by us, and $150,000 in commitment fees upon the written request of Leviston. For the year ended December 31, 2021, we issued to Leviston 2,668,363 common shares under this agreement with an aggregate sales price of $5.0 million, at an average price per share of $1.87, and an additional 92,880 common shares in due diligence fees. At December 31, 2021, the 2021 Leviston Equity Agreement has no capacity.

On December 3, 2021, the Company sold 1,000,000 shares of unregistered securities at a price of $1.40 per common shares, for net proceeds of $1.4 million for the year ended December 31, 2021.

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

Gross proceeds from and cash fees related to the issuance of shares of the Company's common stock pursuant to registered equity issuance and exempt private placement agreements, are presented below for the years ended December 31, 2021 and 2020:

	12/31/21	12/31/20
Number of shares sold	9,220,123	5,747,608

Gross proceeds	$27,399,999	$4,197,621
Cash fees	(1,064,498)	(130,070)
Net proceeds	$26,335,501	$4,067,551

Average gross proceeds per share	$2.97	$0.73

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK

Issuance of restricted shares of our common stock in connection with acquisitions, investments and other endeavors for the year ended December 31, 2021 are as follows:

Issuance Date	Acquisition/Investment	Common Shares Issued	Restriction Period

February 16, 2021	LINICO Corporation	3,000,000	B
June 18, 2021	Renewable Process Solutions, Inc.	1,000,000	A
June 24, 2021	Quantum Generative Materials LLC	3,000,000	B
July 23, 2021	MANA Corporation	4,200,000	A
July 23, 2021	LP Biosciences LLC	3,500,000	C
August 27, 2021	Northern Comstock LLC	163,156	B
September 7, 2021	Plain Sight Innovations Corporation	8,500,000	A
December 30, 2021	LINICO Corporation	3,500,000	D
Total common shares issued		26,863,156

(A)	28% six months from issuance date; additional 8% becomes unrestricted semi-annually through 5 years from issuance date.

(B)	Six months from issuance date.

(C)
Six months from issuance date. On December 31, 2021, we filed a prospectus on Form S-3 with the Securities and Exchange Commission to register the 3,500,000 shares of common stock issued to LPB for resale at a proposed maximum offering price per unit of $2.71. Effective February 28, 2022, these shares were transferred back to the Company for cancellation upon receipt (See Note 22, Subsequent Events).

(D)
Nine months from issuance date. Shares must be sold during the six-month period commencing nine months from the issuance date and ending 15 months from the issuance date pursuant to a Rule 10b5-1 plan.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in a 90% controlling interest (see Note 2, Acquisitions and Investments). The remaining 10% ownership is held by AQMS (see Note 21, Related Party) and is accounted for as a noncontrolling interest in our consolidated financial statements.

On January 24, 2019, we entered into an agreement, as amended on April 30, 2019, May 22, 2019, June 21, 2019, August 15, 2019, September 20, 2019, October 14, 2019, and November 17, 2019, to sell to Tonogold its interests in Comstock Mining LLC, a wholly-owned subsidiary of the Company, with sole assets of the Lucerne properties and related permits. At the initial closing on November 18, 2019, a 50% membership interest in Comstock Mining LLC was delivered to Tonogold with the Company retaining all management control and authority over Comstock Mining LLC until 100% of consideration for all membership interests was delivered. Accordingly, Tonogold’s membership interest in Comstock Mining LLC was accounted for as a noncontrolling interest shown in the consolidated financial statements of the Company. On September 8, 2020, 100% of the membership interests of Comstock Mining LLC were acquired by Tonogold and the noncontrolling interest was eliminated as part of the purchase (see Note 2, Acquisitions and Investments).

Treasury Stock

Our treasury stock consists of 3,000,000 shares held by our 90% owned subsidiary LINICO. We expect LINICO will sell the shares and we have presented the cost of the acquired stock as a deduction from equity. The fair value on the date of acquisition is $3,870,000 (See Note 2, Acquisitions and Investments).There were no gains on sales during the year ended December 31, 2021.

NOTE 15    FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

		Fair Value Measurements at
		December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$910,558	$910,558	$—	$—
Tonogold note receivable	7,255,000	—	—	7,255,000
LPB derivative asset	342,000	—	342,000	—
Other equity securities	15,260	15,260	—	—
Total assets measured at fair value	$8,522,818	$925,818	$342,000	$7,255,000

Liabilities:
LINICO acquisition derivative liability	$(2,743,162)	$(2,743,162)	$—	$—
GenMat derivative	$(6,130,000)	$—	$(6,130,000)	$—
Total liabilities measured at fair value	$(8,873,162)	$(2,743,162)	$(6,130,000)	$—

The following table presents our assets and liabilities at December 31, 2020, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$3,939,558	$3,939,558	$—	$—
Tonogold note receivable	5,498,500	—	—	5,498,500
MCU derivative asset	265,127	—	265,127	—
Other equity securities	40,165	—	40,165	—
Total assets measured at fair value	$9,743,350	$3,939,558	$305,292	$5,498,500

During the year ended December 31, 2021, the common shares of Elevation Gold Mining Corporation, previously Northern Vertex ("Elevation") were transferred from Level 2 to Level 1 as a result of the restriction period expiring on March 1, 2021. During the year ended December 31, 2020, we converted Tonogold CPS to common shares, resulting in a transfer from Level 3 to Level 1. During the years ended December 31, 2021 and 2020, there were no other transfers of assets and liabilities between Level 1, Level 2 and Level 3.

The following table provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	12/31/21	12/31/20
Beginning Balance	$5,498,500	$9,080,000
Total change in fair value recognized in earnings
Tonogold convertible preferred shares	—	(2,544,000)
Tonogold contingent forward asset	—	765,880
Tonogold note receivable	(418,500)	(642,997)
	(418,500)	(2,421,117)
Additions
Tonogold contingent forward asset	—	1,232,952
Tonogold note receivable	2,175,000	6,141,497
	2,175,000	7,374,449
Transfers
Conversion of Tonogold convertible preferred shares to Tonogold common	—	(3,920,000)

Deductions:
Redemption of Tonogold convertible preferred shares	—	(2,616,000)
Settlement of Tonogold contingent forward asset	—	(1,998,832)
	—	(4,614,832)
Ending balance	$7,255,000	$5,498,500

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Common Shares

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At December 31, 2021 and December 31, 2020, we held 8,671,985 and 13,131,860 Tonogold common shares with fair values of $910,558 and $3,939,558, respectively. The fair values of the common shares are based on the $0.11 and $0.30 closing share prices (OTC: TNGL), respectively. We recorded a loss of $2,286,867 and a gain of $1,636,468 for the gain (loss) on investments in the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020.

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

At December 31, 2021, the fair value of the Tonogold Note was $7,255,000 based on probability weighted fair value with several scenarios, including a 10% probability of Tonogold repayment upon maturity, a 10% probability of Tonogold defaulting on the Note, a 75% probability of a swap of the collateral to us prior to maturity with exercise of an option to repurchase the assets, and a 5% probability of a swap of the collateral to us prior to maturity and assuming no exercise of the option to repurchase.

Under scenario 1, the value of $7,198,000 was derived from a Monte Carlo model with the following inputs: Tonogold common share price - $0.11; volatility – 61%; risk free rate – 0.06%; cost of debt – 20%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 0% at December 2021; probability of default is considered separately in other scenarios at December 31, 2021. The Company recorded a loss of $418,500 for the change in fair value in other expense in the consolidated statements of operations for the year ended December 31, 2021.

Under scenario 2, we assumed default upon the March 2022 maturity date and a 24 month term for the settlement process, with an assumed settlement of $10,550,401 in March 2024. The settlement amount represents the outstanding principal and interest obligation on the note. A yield assumption of 20% was applied to the settlement amount. The value of scenario 2 was $7,000,000.

Under scenario 3, we assumed the Lucerne mine and related assets would be sold back to us, with Tonogold paying $750,000 at the maturity date of the Note (the "Swap") with a call option issued to Tonogold whereby the assets could be repurchased at the end of 2022 for $7,500,000. A discount rate of 25% was applied in this scenario, reflecting the rates of return on venture capital investments. We assumed Tonogold exercised the option in this scenario. The value of scenario 3 was $6,709,000.

Under scenario 4, we assumed the Swap in scenario 3 and no exercise of the option by Tonogold to repurchase the assets. We assumed a 24 month process to sell the assets to an investor for $30,000,000, which is similar to the purchase price of the assets to Tonogold in 2020. A discount rate of 25% was applied in this scenario, reflecting rates of return on venture capital investments. The value of scenario 4 was $16,069,000.

The probability factors were applied to each scenario and the resulting value of the Note at December 31, 2021 was $7,255,000.

The significant unobservable inputs used in the fair value measurement of the Tonogold Note are the probability factors applied to each scenario and the settlement amounts and timing. Significant increases or decreases in any of these inputs in isolation may have resulted in a significantly higher or lower fair value measurement.

At December 31, 2020, the fair value of the Tonogold Note was $5.5 million based on a Monte Carlo model with the following inputs: Tonogold common share price - $0.30; volatility – 89%; risk free rate – 0.09%; cost of debt – 7.62%; conversion premium – 30%; probability of prepayment – 5% at both March and June 2021; probability of change in control – 5% at June 2021; probability of default – 27% at September 2021. The Company recorded a loss of $0.6 million for the change in fair value in other expense in the consolidated statements of operations for the year ended December 31, 2020. The Tonogold Note was classified within Level 3 of the valuation hierarchy at the year ended December 31, 2020.

Tonogold Contingent Forward

On March 20, 2020, Tonogold issued to the Company a senior secured convertible note with a principal amount of $5,475,000 reflecting Tonogold’s intent to purchase additional membership interests in Comstock Mining LLC (see Note 2, Acquisitions and Investments) in the future at a specified price. The Contingent Forward included the following features: 1) conversion feature allowing Comstock, at our sole option, to elect payment in Tonogold common shares upon certain events; 2) change of control redemption right allowing Comstock, to redeem the note in cash at a 125% premium; 3) event of default redemption right allowing Comstock the right to redeem the note in cash at a 118% premium; and 4) a payment modification included in the Contingent Forward. The fair value of the Contingent Forward was based on a Monte Carlo model with various inputs. These inputs included the Tonogold common share price of $0.35 on September 8, 2020, volatility of 96.0%, risk-free rate of 0.15%, cost of debt of 11.12%, required conversion premium of 30.0%, probability of prepayment of 5%, probability of change in control of 5% and probability of default of 27%. We recorded a change in fair value of the Contingent Forward of $0.8 million in other income in the consolidated statements of operations for the year ended December 31, 2020. The contingent forward asset was netted against the gain on sale of Comstock Mining LLC recorded for the year ended December 31, 2020.

Tonogold Convertible Preferred Shares

The consideration received for Tonogold's acquisition of Comstock Mining LLC included shares of the Tonogold CPS. Since the CPS were not listed securities, and had no readily available market, we elected the fair value option for this instrument. The value of the CPS at December 31, 2020 was based on 120% of par value as a result of several factors, which made it likely that Tonogold would be able to apply the redemption provision of the CPS. We recorded $2,544,000 in gain (loss) on investments in other income and expense related to the changes in fair value of the CPS in the consolidated statements of operations year ended December 31, 2020.

LINICO Derivative Instruments

On February 15, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the February 15, 2021, the fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The fair value of the shares was based on the $2.25 closing price per share of our common stock on that date. The increase in fair value of $2,049,966 was recognized as a change in fair value of the derivative instruments in the consolidated statements of operations for the year ended December 31, 2021.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 Comstock Shares. If and to the extent that the sale of the LODE Shares results in net proceeds greater than $7,258,162, then former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. The resulting shortfall of $2,743,162 was recognized as a derivative liability in the consolidated balance sheet and change in fair value of derivative instruments in the statement of operations at and for the year ended December 31, 2021.

GenMat Derivative Instruments

On June 24, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At December 31, 2021, the $6,130,000 fair value of the derivative liability is based on the same number of shares and the $1.29 closing price per share of our common stock on that date. The decrease in fair value of $6,660,000 was recognized as a change in fair value of the derivative instruments in the consolidated statements of operations for the year ended December 31, 2021. The derivative liability is classified within Level 2 of the valuation hierarchy.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. At December 31, 2021, the $342,000 fair value of the derivative asset is based on the same number of shares and the $1.29 closing price per share of our common stock on that date. The decrease in fair value of $6,300,000 was recognized as a change in fair value of the derivative instruments in the consolidated statements of operations for the year ended December 31, 2021. The derivative liability is classified within Level 2 of the valuation hierarchy.

MCU Derivative Instrument

On December 4, 2020, the Company recorded a derivative asset on the consolidated balance sheets in connection with its $2.0 million purchase of 15% of MCU membership interests. At December 31, 2020, the $271,377 fair value of the derivative asset was based 625,000 shares of the our common stock issued as a portion of the purchase price, and the $1.04 closing price per share of our common stock. During the year ended December 31, 2021, MCU sold 625,000 shares, resulting in a final derivative asset fair value of $762,377 based on the excess of actual net proceeds and cash payments to MCU over the $2,000,000 purchase price. We received a cash payment of $762,377 from MCU in February 2021 in full satisfaction of any excess proceeds from the sale of the stock, which was applied to the derivative asset, resulting in no remaining fair value at December 31, 2021. The increase in fair value of $497,250 for the change in fair value of the derivative instruments in the consolidated statements of operations for the year ended December 31, 2021. The derivative liability is classified within Level 2 of the valuation hierarchy.

Other Financial Instruments

At December 31, 2021, the carrying amount of cash and cash equivalents and notes receivable carried at amortized costs, approximates fair value because of the short-term maturity of these financial debt.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Following is a description of the valuation methodologies used in determining the fair values of the nonrecurring stock purchase price consideration and intangible assets recorded in connection with the three acquisitions completed during the year ended December 31, 2021, all of which are classified within Level 3 of the valuation hierarchy

PSI Stock Purchase Price Consideration

On September 7, 2021, the Company entered into and closed under a Securities Exchange Agreement with the shareholders of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”), in order to acquire 100% of the issued and outstanding equity of the Company, in exchange for 8,500,000 restricted shares of the Company’s common stock with a fair value of $14,952,806. Such shares are subject to transfer restrictions, of which 28% will be released from the Lock-Up 180 days after closing, and the remaining 72% will be released in eight (8) equal installments of 9% every six months thereafter. In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, in order to estimate the volatility for Comstock's future business, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 18.2% for the six-month lockup and 54.0% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 101.3%, risk free rate 0.05% and dividend yield 0.0%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.5 years, volatility 130.5%, risk free rate 0.30% and dividend yield 0.0%. The purchase price consideration is classified within Level 2 of the valuation hierarchy.

Comstock Innovations Intangible Assets

The Company’s intangible assets acquired from PSI consist of technology-related assets, including third-party license agreements and internally developed technology. Because adequate information is not available to determine the fair value of one of the license agreements using income (economic benefit stream) or market (comparable assets) valuation approaches, the fair values are based on a cost approach (to replace the future service capability of the asset) and an 80.0% opportunity cost to negotiate the agreement over a one-month period, resulting in an estimated fair value of $10,800. The second license agreement has been recorded at the cost of the minimum license fee less amortization, resulting in an estimated fair value of $483,333. The estimated fair value of the internally developed technology is based on the relief from royalty approach, estimating the present value of related future cash flows after tax discounted at an estimated 80.0% per annum weighted average cost of capital, resulting in an estimated fair value of $6,579,400. All three intangible assets are being amortized on a straight line basis over their 10-year estimated useful lives. The intangible assets are classified within Level 3 of the valuation hierarchy.

MANA Stock Purchase Price Consideration

On July 23, 2021, we entered into a Securities Purchase Agreement to purchase 100% of MANA equity and voting shares from the former shareholders of MANA. Under the agreement, the purchase price was paid through the issuance of 4,200,000 restricted shares of our common stock to the former shareholders, with an estimated fair value of $6,528,453. The restricted shares issued are subject to lockup provisions wherein 28% of the restricted shares are released from resale restrictions $180 days, or six months, after the closing. The remaining 72% of the restricted shares are released from resale restrictions in eight equal installments of 9%% every six months thereafter. In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, in order to estimate the volatility for Comstock's future business, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 39.4% for the six-month lockup and 53.7% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 209.9%, risk free rate 0.05% and dividend yield —%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.5 years, volatility 129.6%, risk free rate 0.30% and dividend yield —%. The purchase price consideration is classified within Level 2 of the valuation hierarchy.

RPS Stock Purchase Price Consideration

On June 18, 2021, we entered into a Securities Purchase Agreement to purchase 100% of RPS equity and voting shares from the former shareholder of RPS. Under the agreement, the purchase price is paid through the issuance of 1,000,000 restricted shares of our common stock to the former shareholder, with an estimated fair value of $2,304,806. The restricted shares issued are subject to lockup provisions wherein 28.0% of the restricted shares are released from resale restrictions 180 days, or six months, after the closing. The remaining 72.0% of the restricted shares are released from resale restrictions in eight equal installments of 9.0% every six months thereafter. In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, in order to estimate the volatility for Comstock's future business, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 26.2% for the six-month lockup and 37.5% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 142.4%, risk free rate 0.06% and dividend yield —%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.49 years, volatility 90.8%, risk free rate 0.36% and dividend yield —%. The purchase price consideration is classified within Level 2 of the valuation hierarchy.

RPS Intangible Assets

RPS intangible assets acquired consist of technology-related and contract-related assets. The technology-related asset is a third-party license agreement with an estimated fair value of $16,619, and the contract-related assets include a third-party distribution agreement with an estimated fair value of $19,733, and a customer contract with an estimated fair value of $122,885. Because adequate information is not available to determine the fair values of the license and distribution agreements using income (economic benefit stream) or market (comparable assets) valuation approaches, their fair values are based on a cost approach (to replace the future service capability of the assets) and an 11.8% opportunity cost to negotiate the agreements over a six-month period. The fair values of the license and distribution agreements are being amortized on a straight line basis over their estimated 24 and 79 month estimated useful lives, respectively. The fair value of the customer contract is based on the income approach, estimating the present value of related future cash flows after tax discounted at an estimated 11.8% per annum weighted average cost of capital. The customer contract is being amortized on a straight line basis over the estimated nine-month period to complete the related services. The intangible assets are classified within Level 3 of the valuation hierarchy.

LINICO Intangible Assets

LINICO intangible assets acquired consist of internally developed technology with an estimated fair value of $11,803,000, a lease intangible related to a purchase option with an estimated fair value of $3,621,488, and a trademark with an estimated fair value of $7,000. The estimated fair value of the internally developed technology is based on a relief from royalty method, with estimated revenue over 12 years, attrition of 8.3%, gross royalty charges of 7% and a discount rate of 74.0%. The lease intangible is based on a Black Scholes model with an estimated fair value of the battery recycling facility of $17,130,000, a purchase option price of $14,250,000, a term of 0.8 years, a risk-free rate of 0.29% and volatility of 21.6%. The trademark is valued based on a cost model, which includes attorney advice and preparation of the trademark application, plus filing costs. The developed technology and trademark will be amortized on a straight line basis over their 10-year estimated useful lives and the lease intangible will be amortized on a straight-line basis over its 10-month estimated useful life. Intangible assets of $15,431,488 were recognized upon acquisition based on their relative fair value to the fair value of other net assets acquired. The intangible assets are classified within Level 3 of the valuation hierarchy.

NOTE 16    STOCK-BASED COMPENSATION

2020 EQUITY INCENTIVE PLAN

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (“2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000. The plan provides for the grant of various types of grants, including but not limited to restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based compensation.

In December 2020, 540,000 shares were granted to non-executive directors under the 2020 Plan, which vest in three equal increments of 180,000 shares each on January 1, 2022, January 1, 2023 and January 1, 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price of our common stock on December 30, 2020. Compensation expense for these grants totaling $572,400 and will be recognized on a straight-line basis over the three year vesting period. Compensation expense for these grants totaling $190,800 was recorded as a selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2021. Unamortized stock-based compensation of $381,600 at December 31, 2021 will be amortized over the remaining 24 months vesting term.

In 2021, we granted, 1,170,000 performance shares to employees under the 2020 Plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and stock-based compensation was determined based on the probability of achieving each goal.

The performance vesting based on the Company share price were valued using a path-dependent model with the following inputs:

	January 4, 2021	June 8, 2021	July 12, 2021	August 30, 2021
Total shares granted	1,055,000	60,000	25,000	30,000
Performance condition valuation inputs:
Performance condition shares	527,500	30,000	12,500	15,000
Stock price at grant date	$1.10	$3.51	$3.17	$3.04
Market condition valuation inputs:
Market condition shares	527,500	30,000	12,500	15,000
Beginning stock price	$1.10	$3.51	$3.17	$3.04
Volatility	77%	93%	93%	95%
Risk-free rate	0.36%	0.79%	0.71%	0.65%
Number of iterations	100,000	100,000	100,000	100,000
Fair value per share	$0.41	$2.71	$2.38	$2.26
Term (in years)	3.2	1.7	1.8	1.8

Stock-based compensation for all employee performance share grants totaling $273,186 was recorded in the consolidated statements of operations for the year ended December 31, 2021. At December 31, 2021, unamortized stock-based compensation for performance goals-based grants of $605,451 will be amortized over the remaining 24 months vesting term, and the $253,363 associated with market price-based grants will be amortized over the remaining 26 months, 12 months and 15 months derived vesting terms, as applicable. No shares have vested at December 31, 2021.

2011 EQUITY INCENTIVE PLAN

In 2011, the Company adopted the Comstock Mining Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. The 2011 Plan expired June 23, 2021. At December 31, 2021, there are no shares available to be issued under the plan.

In May 2020, non-executive board members were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price of the Company's common shares on May 28, 2020. Compensation cost totaling $176,400 was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 2020.

Also in May 2020, employees were granted 138,800 fully vested options to acquire common shares with an exercise price equal to the closing price of our common stock on the date of the grant and expiring on the second anniversary of the grants. Fair value of stock options was calculated using a Black-Scholes model with the following inputs: stock price on the grant date and exercise price of - $0.56 per share; expected term - 1 year; annualized risk-free rate - 0.17%; and annualized volatility - 92.91%. Based on these inputs, the fair-value option price is $0.20 per share. Compensation expense for the stock options issued totaled $27,849 and was recorded as additional paid in capital on the consolidated balance sheets for the year ended December 31, 2020. During 2021, 66,150 of the stock options have been repurchased and cancelled in lieu of being exercised. Cash paid for the stock options totaling $247,156 for the year ended December 31, 2021 was deemed to be the incremental fair value of the stock options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the consolidated balance sheets. At December 31, 2021, the intrinsic value of the remaining 72,650 stock options outstanding was $53,035.

NOTE 17    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the years ended December 31, 2021 and 2020:

	12/31/21	12/31/20
Impairment of LPB related assets	(1,076,258)	—
Equity loss in affiliates	(2,049,070)	(2,131)
Tonogold reimbursement of Pelen LLC acquisition costs	—	234,944
Change in fair value of Tonogold preferred shares	—	(2,544,000)
Change in fair value Tonogold note receivable	(418,500)	(642,997)
Tonogold note receivable amendment fee income	362,500	—
Writedown of uncollectible receivable	(300,000)	—
Recognition of grant from CARES Act PPP loan	—	261,170
LINICO dividend income	426,763	—
Other	75,202	425,185
Total other income (expense)	$(2,979,363)	$(2,267,829)

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) grant of $261,170, as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and the rules promulgated thereunder. The amounts received were used to fund payroll and other qualifying costs and the all proceeds received were forgiven during 2021 .

NOTE 18    INCOME TAXES

The results of the Company’s operations are included in a federal income tax return. The Company provides deferred income taxes on the net differences between the carrying amounts of assets and liabilities for financial and income tax reporting. The difference between the provision for income taxes reported in the consolidated financial statements and the provision for income taxes based on federal statutory rates results principally from 1) valuation allowance adjustments, 2) goodwill impairment and 3) certain other permanent differences.

The provision for income taxes for the years ended December 31, 2021 and December 31, 2020 consisted of the following:

12/31/21	12/31/20

Current provision:
Federal	$—	$—
State	—	—
Total current provision	—	—

Deferred provision (benefit) for tax:
Federal - due to acquisition of intangibles	(5,748,105)	—
State	—	—
Total deferred provision (benefit) for tax	(5,748,105)	—
Total provision for tax	$(5,748,105)	$—

Reconciliation of the statutory federal income tax rates consist of the following :

	12/31/21	12/31/20
Federal statutory rate	(21.0)%	(21.0)%
Goodwill impairment	4.3%	—%
Change in valuation allowance	(1.6)%	21.3%
Other	(0.7)%	(0.3)%
Total	(19.0)%	—%

The Company’s total deferred income taxes at December 31, 2021 and 2020 consisted of the following:

	12/31/21	12/31/20
Asset retirement obligation	$1,143,591	$1,259,361
Mineral rights and properties, plant, and equipment	1,172,407	1,233,374
Mining exploration, development, claims, and permit costs	335,572	174,122
Lease liability	2,739,135	—
Net operating loss carryforward	41,897,036	40,316,072
Capital loss carryforward	—	655,780
Mark-to-market adjustments	3,697,424	—
Other	453,712	88,841
Total deferred tax asset	51,438,877	43,727,550
Valuation allowance	(43,102,265)	(43,579,484)
Net deferred tax assets	8,336,612	148,066

Deferred tax liabilities:
Right of use asset – leases	(2,739,135)	—
Mark-to market adjustments	—	(148,066)
Intangible assets	(5,597,477)	—
Total deferred tax liabilities	(8,336,612)	—
Net deferred tax assets and liabilities	$—	$148,066

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A portion of the change is due to net operating losses released due to acquisitions. At December 31, 2021, and 2020, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is $43.1 million and $43.6 million at December 31, 2021, and 2020, respectively.

At December 31, 2021, the Company has net operating loss carryforwards of approximately $168.2 million for federal income tax purposes which, if not utilized, will begin to expire in 2024 and could be subject to certain limitations under section 382 of the Internal Revenue Code. Additionally, at December 31, 2021, the Company has net operating loss carryforwards of approximately $31.3 million for federal income tax purposes with no expiration, but which are subject to 80% limitation upon utilization. At December 31, 2021, the Company had no capital loss carryforwards.

At December 31, 2021, and 2020, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2019 and forward. Tax returns for years prior to 2018 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

NOTE 19    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. For the years ended December 31, 2021, and 2020, we had no common stock equivalent shares that were dilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	12/31/21	12/31/20
Numerator:
Net income (loss) attributable to Comstock Mining Inc.	$(24,583,620)	$14,931,970

Denominator:
Basic weighted average shares outstanding	50,417,979	30,526,895
Incremental shares - stock options	—	34,273
Diluted weighted average shares outstanding	50,417,979	30,561,168

Net income (loss) per common share:
Basic EPS	$(0.49)	$0.49
Diluted EPS	$(0.49)	$0.49

The weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by 2,694,300, which is the number of shares deemed to be owned by us through our ownership in LINICO.

NOTE 20    SEGMENT REPORTING

We have the following segments and reporting units: production and sale of renewable energy products and strategic and other investments.

Summarized financial information relating to our reportable segments is provided below. Certain amounts have been reclassified to conform to the current period presentation, most notably to reclassify our historical activities to our all other segment. We have created a new operating segment, renewable energy products, which includes our new technologies and the resulting renewable energy products. Our strategic and other investments segment includes all other activities, including real estate, mining, equity method investments and general corporate costs. Strategic and other investments revenue is from real estate activities.

At December 31, 2021:	Renewable Energy Products:	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$634,042	228,123	$—	$862,165
Inter-segment revenue	371,900	—	(371,900)	—
Total segment revenue	1,005,942	228,123	(371,900)	862,165

Costs of goods sold:

Costs of goods sold	257,351	14,731	—	272,082
Inter-segment eliminations	—	—		—
Total costs of goods sold	257,351	14,731	—	272,082

Gross Profit	748,591	213,392	(371,900)	590,083

Operating expenses
Depreciation and amortization	567,520	466,966	—	1,034,486
Other operating expenses	1,982,666	4,350,752	(371,900)	5,961,518
Total costs and expenses	2,550,186	4,817,718	(371,900)	6,996,004

Loss from Operations	(1,801,595)	(4,604,326)	—	(6,405,921)

Other income (expense)
Gain (loss) on investments	—	(2,244,951)	—	(2,244,951)
Interest expense	(72,194)	(163,651)	66,964	(168,881)
Interest income	3,897	1,081,014	(66,964)	1,017,947
Change in fair value of derivative instruments	—	(13,155,946)	—	(13,155,946)
Equity loss in affiliates	—	(2,049,070)	—	(2,049,070)
Impairment of goodwill and intangible assets	(6,394,610)	—	—	(6,394,610)
Other income (expenses)	(6,328,429)	5,398,136	—	(930,293)
Total other income (expense), net	(12,791,336)	(11,134,468)	—	(23,925,804)

Net income (loss)	(14,592,931)	(15,738,794)	—	(30,331,725)

Deferred income tax benefit	1,514,303	4,233,802	—	5,748,105

Net income (loss) attributable to Comstock Mining Inc	$(13,078,628)	$(11,504,992)	$—	$(24,583,620)

Capital Expenditures:	$78,467	$—	$—	$78,467

Total Assets:	$43,001,837	$83,952,795	$—	$126,954,632

Investments	$8,804,587	$17,046,292	$—	$25,850,879

Goodwill	$12,788,671	$—	$—	$12,788,671

At December 31, 2020	Renewable Energy Products:	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	$201,700	$—	$201,700
Inter-segment revenue	—	—	—	—
Total segment revenue	—	201,700	—	201,700

Costs of Goods Sold:

Costs of Goods Sold	—	51,890	—	51,890
Inter-segment eliminations	—		—	—
Total costs of goods sold	—	51,890	—	51,890

Gross Profit	—	149,810	—	149,810

Operating expenses
Depreciation and amortization	—	1,222,438	—	1,222,438
Other operating expenses	—	4,401,633	—	4,401,633
Total costs and expenses	—	5,624,071	—	5,624,071

Loss from Operations	—	-5,474,261	—	(5,474,261)

Other income (expense)
Gain (loss) on investments	—	3,152,702	—	3,152,702
Gain on sale of membership interest in Comstock Mining LLC	—	18,275,846	—	18,275,846
Changes in estimated fair value of contingent forward asset	—	765,880	—	765,880
Interest expense	—	(421,887)	—	(421,887)
Interest income	—	473,681	—	473,681
Change in fair value of derivative instruments	—	427,838	—	427,838
Equity loss in affiliates	—	(2,131)	—	(2,131)
Impairment of goodwill and intangible assets	—	—	—	—
Other income (expenses)	—	(2,265,698)	—	(2,265,698)
Total other income (expense), net	—	20,406,231	—	20,406,231
				—
Net income (loss)	—	14,931,970	—	14,931,970
				—
Deferred income tax benefit	—	0	—	—
				—
Net income (loss) attributable to Comstock Mining Inc	$—	$14,931,970	$—	$14,931,970

Capital Expenditures:	$—	$130,750	$—	$130,750

Total Assets:	$—	$43,123,562	$—	$43,123,562

Investments	$—	$3,272,597	$—	$3,272,597

Goodwill	$—	$—	$—	$—

Prior to December 30, 2021, RPS other services revenue of $905,942 were recognized for LINICO prior to our acquisition. Of this amount, $371,900 was considered intersegment revenue and was eliminated in consolidation. RPS's revenue is included in the Renewable Energy Products segment.

NOTE 21    RELATED PARTY TRANSACTIONS

In addition to the related party disclosures included in Note 2, Acquisitions and Investments, the following related party transactions occurred during the years ended December 31, 2021 and 2020.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement.. Kevin Kreisler, the Company’s president and chief financial officer, and David Winsness, the Company’s chief technology officer, are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint Mr. Kreisler to the Company’s board of directors in connection with the Company’s acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”) on September 7, 2021 (see Note 2, Acquisitions and Investments).

ACQUISITION OF MAJORITY EQUITY INTEREST IN LINICO CORPORATION

During 2021, we executed and closed under a series of agreements under which we acquired 90% of the issued and outstanding equity of LINICO Corporation (“LINICO”), in exchange for aggregate consideration of $4,500,000 in cash and 6,500,000 shares of Company common stock.

On February 15, 2021, Comstock, Aqua Metals Inc. (“AQMS”), and LINICO entered into a Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which (i) the Company purchased 6,250 shares of LINICO Series A Convertible Preferred Stock (“Series A Preferred”), corresponding to 45.45% of LINICO’s issued and outstanding capital stock, in exchange for 3,000,000 shares of Company restricted common stock (“Stock Consideration”) and $4.5 million in cash payments (“Cash Consideration” and, together with the Stock Consideration, the “Consideration”), subject to the satisfaction or waiver of specified conditions; and (ii), AQMS purchased 4,500,000 LINICO Series A Preferred shares, corresponding to 10.91% of LINICO’s issued and outstanding capital stock, in exchange for 375,000 shares of AQMS. The Company, AQMS, and LINICO additionally entered into warrant agreements in connection with the closing of the Stock Purchase Agreement, pursuant to which the Company has the right to purchase an additional 2,500 shares of LINICO Series A Preferred in exchange for $500,000, and AQMS has the right to purchase an additional 500 shares of LINICO Series A Preferred in exchange for $500,000. If the cash proceeds from the Consideration are less than $6,250,000, the Company agreed to provide LINICO with additional shares or cash to make up the shortfall. However, if cash proceeds from the Consideration exceed $10,750,000, the excess must be returned to the Company, after the $4,500,000 differential above $6,250,000 is applied to exercise of the warrant ($2,500,000) and the additional deposit due under the AQMS Lease Agreement ($2,000,000) (see Note 2, Acquisitions and Investments, Note 6, Property, Plant and Equipment, Note 15, Fair Value Measurements). Similarly, if the cash proceeds from the sale of 75% of the AQMS shares is less than $1,500,000, AQMS is obligated to provide LINICO with additional cash to make up the shortfall. LINICO is obligated to hold the remaining 25% of AQMS shares for at least six months after the date of the Stock Purchase Agreement. After such date, the gross proceeds in excess of $2,000,000 from the sale of all AQMS shares must be returned to the AQMS (the February 15, 2021 differential is automatically applied to the exercise of the AQMS warrants).

On December 30, 2021, the Company entered into an agreement to acquire $3,129,081 LINICO common shares from its former chief executive officer and director equating to 90% ownership. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective at such date. In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock Shares”) to the former chief executive officer. If and to the extent that the sale of the LODE Shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162 (less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer), at any time during or prior to his sale of the Comstock Shares. At December 31, 2021, the remaining 10% of LINICO’s issued and outstanding equity was owned by Aqua Metals Inc. (“AQMS”). One of the members of the Company’s board of directors, is the chief financial officer of AQMS.

LEASE AND PURCHASE AGREEMENT FOR BATTERY RECYCLING FACILITY

On February 15, 2021, LINICO and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of AQMS, entered into an industrial lease (the “AQMS Lease Agreement”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Battery Recycling Facility”). The AQMS Lease Agreement commences April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14,250,000 if the option is exercised and the sale is completed by October 1, 2022, and $15,250,000 if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1,250,000 by October 15, 2021, and a second nonrefundable deposit of $2,000,000 by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO will be responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows AQMS to retain the use of a portion of the facility for ongoing research and development activities, including operation of the lab and the use of office space.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

The Company provided SSOF with a total of $4,935,000 in advances (“SSOF Advances”), including $3,285,000 and $1,650,000 provided during the years ended December 31, 2021 and 2020, respectively. SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 2, Acquisitions and Investments). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

SSOF is currently raising additional equity financing, including sufficient proceeds to fully pay the $4,935,000 SSOF Advances and the $9,740,000 required to close under its pending purchase agreement for Comstock’s Silver Springs Properties. The Company expects that transaction to be completed during 2022, thereby providing the Company with $14,635,000 in estimated cash proceeds.

The Company’s executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $450,000 investment and 9,000,000 voting shares of our CEO and two of our directors represent 16.4% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation of any kind from either SSOF or SSE.

NOTE 22    SUBSEQUENT EVENTS

On January 3, 2022, the Company made an additional SSOF Advance of $1,300,000, for use by SSE in paying deposits for contracted property purchases. SSE assigned all assignable rights, title and interest in SSE’s property purchases to the Company until such time as the SSOF Advances are repaid.

On January 20, 2022, the Compensation Committee of the Company’s Board of Directors authorized a special cash award of $150,000 to William McCarthy, the Company’s Chief Operating Officer, for superlative efforts.

LP Biosciences LLC

On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the Transaction Documents. Upon termination of the transactions, each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except for payment obligations under the termination agreement and tax obligations in respect of their ownership of LPB through the date of termination. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The Company incurred additional expenses of approximately $250,000 in connection with the termination of the transaction.

Litigation

On August 20, 2021, the former employees filed a wrongful termination lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the termination of their employment. On March 4, 2022, the Company and the former employees agreed to a settlement, which will result in the litigation being dismissed. At December 31, 2021, the Company has accrued the agreed upon severance and related costs.

Tonogold Option Agreement, Reconveyance of Lucerne mine and related assets, and Tonogold Note Receivable

On March 26, 2022, the Company entered into an Option Agreement with Tonogold (the “Lucerne Option”). Subject to certain conditions under the Lucerne Option (including the obligation to complete certain capital raising thresholds and technical reports), Tonogold will re-convey 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company forgiving Tonogold’s payment obligations under secured note in the principal amount of $6,650,000 owed by Tonogold to the Company.

Under the Lucerne Option, Tonogold will pay the Company a non-refundable $750,000 option fee for the right to purchase the membership interests of Comstock Mining LLC for $7,750,000 on or prior to December 31, 2022. Tonogold will also be entitled to pay an additional $500,000 non-refundable extension fee to extend the last day of the option exercise period from December 31, 2022, to July 1, 2023. In order to maintain its right to exercise the option, Tonogold bears the responsibility for certain reclamation liabilities, assumes responsibility for the guarantee of the Company’s future payments of capital contributions required under the operating agreement of Northern Comstock and provide payment for all obligations that Tonogold would have otherwise been required to assume under the original purchase agreement and related documents, including the NSR royalty on the Lucerne properties, mineral exploration and mining lease payments, payments related to the Lease Option Agreement, and for certain other properties acquired by Tonogold.
59

ITEM 9        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A        CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2021. There have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal period that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting at December 31, 2021, based on these criteria.

ITEM 9B        OTHER INFORMATION

Not applicable.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is information concerning the age, principal occupation, employment and directorships held during the past five years and positions with the Company of each director and executive officer, and the year that they first became a director of the Company. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that such director should serve as a director of the Company. The Nominating and Governance Committee of the Board of Directors reviews at least annually the skills and characteristics for the election of new and continuation of existing directors, including diversity.

Name	Age	Position

Leo M. Drozdoff	56	Director

Walter A. “Del” Marting Jr.	75	Director

Judd B. Merrill	51	Director

William J. Nance	78	Director

Corrado De Gasperis	56	Director, Executive Chairman and Chief Executive Officer

Kevin E. Kreisler	49	President, Chief Financial Officer

William J. McCarthy	42	Chief Operating Officer

David J. Winsness	54	Chief Technology Officer

Rahul Bobbili	46	Chief Engineering Officer

Directors

Corrado De Gasperis, Director, Executive Chairman and Chief Executive Officer

Mr. De Gasperis brings over 35 years of industrial manufacturing, financial, governance, operational and project management experience in the metals, mining, and recycling industries. Mr. De Gasperis has served as Comstock’s chief executive officer since 2010 and executive chairman since 2015. He is also a director and president of each of the Company’s wholly- and majority-owned subsidiaries, and Sierra Springs Opportunity Fund, Inc., a strategic investee of Comstock since July 2019. From 2006 to 2009, Mr. De Gasperis served as the chief executive officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. Mr. De Gasperis resigned from Barzel in September 2009, after Barzel agreed to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code following a multiple party bidding process with suitors focused on both in-court and out-of-court transactions. Barzel and substantially all of its U.S. and Canadian subsidiaries were purchased for $65.0 million in cash. From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of graphite and carbon cathodes and electrodes. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as vice president and chief information officer and a leader of its transformation and recapitalization. From 1998 to 2000, he served as the controller of GrafTech. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services. As a Senior Assurance Manager in the Manufacturing, Retail and Distribution Practice, he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance, as a Partner, effective July 1, 1998. Mr. De Gasperis is also a director and the chairman of the of the Board of Directors of LiNiCo Corporation and the chairman of the member committee of Quantum Generative Materials, LLC. He is also a director of ROK-On Building Systems, a manufacturer of low-carbon, renewable building materials and a strategic investee of Sierra Springs Opportunity Fund Inc and he is also a founding member and the chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Mr. DeGasperis previously served as a director and as chairman of the Virginia City Tourism Commission. He also has served as a director of GBS Gold International Inc., where he was chairman of the Audit and Governance Committee and the Compensation

Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Leo M. Drozdoff, Director

Mr. Drozdoff serves as the Chairman of the Compensation and Environmental Committees. Mr. Drozdoff has extensive experience in Nevada's mining industry, including engineering, legislation, environmental regulation, economic development, legislation and historical preservation. He joined the Company’s board of directors on February 12, 2018, and most recently served as the Director of the Nevada Department of Conservation and Natural Resources from 2010 to 2016, and was a Cabinet member reporting to two Nevada Governors, where Mr. Drozdoff oversaw 900 state employees responsible for mining, environmental protection, water resources, forestry, state parks, state lands and the State Historic Preservation Office. Mr. Drozdoff also served as lead Administrator of Nevada’s Division of Environmental Protection from October 2004 to April 2010, and from 1998 to 2001 as Bureau Chief over Water Control and Mining Regulation from 1996 to 1998, two of the most critical Nevada mining regulatory bureaus. He also chaired the Nevada Public Employee Benefits Program Board, overseeing the benefits of more than 30,000 public employees, retirees and their families. Mr. Drozdoff graduated from Bucknell University with a Bachelor of Science degree in Civil Engineering and he holds an MBA degree with an emphasis in management from the University of Nevada, Reno.

Walter A. “Del” Marting, Jr., Director

Mr. Marting is the Founder and Managing Member of CereCare, LLC, D/B/A Brain Health Restoration, a firm focused on providing breakthrough rehabilitation treatment for individuals, including numerous veterans, suffering from brain disease, traumatic brain injury and related substance use disorders, most commonly alcoholism and opioid addictions. Mr. Marting is also an experienced mining executive, having started his mining career with Amax Inc., working there from 1975 to 1984. He held positions of increasing responsibility at Amax starting as a shift boss at Amax’s largest underground and open pit molybdenum mine, Climax Molybdenum, and later becoming head of worldwide strategic planning for all of Amax’s new properties. He was appointed Vice President of Finance and Administration for Amax Europe in 1982 and had responsibility for all of Amax’s treasury and financial operations at Amax’s European headquarters in Paris, France. He also consolidated and oversaw all of Amax’s metal trading for molybdenum, tungsten, copper, coal and iron ore in Paris. Amax eventually was acquired by Freeport-McMoRan, the largest molybdenum producer in the world. In 1984, Mr. Marting became the Chairman and CEO of Lucky Chance Mining Co., a Nevada-based junior gold mining firm that successfully reopened and restarted production at the famed 16-1 Mine in Allegheny, California. More recently, Mr. Marting served as a as a merchant banker with JFP Holdings, Inc., a US firm based in Beijing, China which has overseen a wide portfolio of cross-border merger and acquisition transactions. Mr. Marting graduated from Yale University in 1969, with a BA in English and holds an MBA from Harvard Business School. Mr. Marting is also a Navy veteran, including service as a member of the US Navy SEAL Team Two. Mr. Marting joined the Company’s board of directors on April 6, 2018.

Judd B. Merrill, Director

Mr. Merrill is currently Chief Financial Officer of Aqua Metals, Inc. since November 2018. Aqua Metals is reinventing lead recycling with its patented and patent-pending AquaRefining™ technology. These systems reduce environmental impact and scale lead acid recycling production capacity to meet the growing demand for lead-driven innovations in batteries, solar, wind, and grid scale energy storage. Mr. Merrill has extensive mining industry experience. Prior to joining Aqua Metals, Mr. Merrill was the Director of Finance/Accounting at Klondex Mines Ltd., a Nevada based international mining company. Before its acquisition by Hecla, Klondex was a $500 million, publicly traded company listed on the New York and the Toronto Stock Exchanges. From 2011 to 2017, Mr. Merrill was employed by Comstock Mining Inc. with financials positions of increasing responsibility, including Chief Financial Officer and Corporate Secretary. Mr. Merrill was instrumental in establishing financial processes and driving efficiencies, and managing and maintaining the Company’s liquidity and efficient access to the capital markets. He worked directly with bankers, lenders, investment funds and major shareholders related to the company’s capital management Mr. Merrill previously worked as a controller at Frontier Gold Inc. and as an assistant controller at Newmont Mining Corp., where he acquired and developed strong financial planning, cost management, treasury and cash management experience. Mr. Merrill began his career at Deloitte & Touche LLP and spent six years working in broad financial accounting, reporting, auditing, internal control, and corporate financial activities. Mr. Merrill holds a Bachelor of Science in Accounting from Central Washington University and a Masters of Business Administration from the University of Nevada, Reno, and is a Certified Public Accountant. Mr. Merrill joined the Company’s board of directors on September 11, 2020.

William J. Nance, Director

Mr. Nance serves as the Chairman of the Audit and Finance and Nominating and Governance Committees. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979 and has served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was with Kenneth Leventhal & Company where he specialized in the area of REITS, restructurings of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of InterGroup Corporation since 1984, and of Santa Fe Financial Corporation and Portsmouth Square, Inc. since May 1996. He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of businesses and brings more than 35 years of public company director experience. Mr. Nance joined the Company’s board of directors on October 26, 2005.

Kevin E. Kreisler, Director, President and Chief Financial Officer

Mr. Kreisler joined Comstock as its president and chief financial officer in September 2021. He is also a director and chief financial officer of each of the Company’s wholly- and majority-owned subsidiaries. Mr. Kreisler has a diverse background in agriproducts, renewable fuels, hazardous waste, and intellectual property development, with deep expertise in building and scaling commercial production processes and companies in regulated markets. Mr. Kreisler served from 2003 to 2021 as managing director for Viridis Asset Management LLC, a family-owned investment company focused on the development of early-stage companies and technologies, with a specialization in commercializing technology-driven profitability incentives that leverage existing infrastructure and consumption behaviors to produce globally-meaningful sustainability gains. In that capacity, Mr. Kreisler founded GreenShift Corporation in 2005 and served as its chairman and chief executive officer through 2021. GreenShift developed and commercialized patented technologies that integrated into the backend of corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel derivatives. Today, upwards of 95% of the U.S. corn ethanol industry uses that technology to displace more than 20 million barrels of fossil fuel, trillions of cubic feet of natural gas, and tens of millions of metric tons of greenhouse gases every year. In total, those gains are globally-meaningful and have accumulated to industry-wide savings exceeding 250 million barrels of fossil fuel. From 1998 to 2004, Mr. Kreisler served as a director and officer of Veridium Corporation, which developed and commercialized an array of selective metals separation technologies, where he led the design, engineering, and construction of an advanced facility for the recycling and reuse of inorganic hazardous and industrial wastes from thousands of different waste streams from dozens of industrial processes. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

William J. McCarthy, Chief Operating Officer

Mr. McCarthy joined Comstock as its chief operating officer in July 2021. He is also the chief operating officer over each of the Company’s wholly- and majority-owned subsidiaries. He brings over 20 years of experience to Comstock, focused on the development and implementation of systemic, scalable business strategies to drive profitability and revenue growth across a diverse range of industries. Previously, Mr. McCarthy was a co-founder and chief executive officer of Mana Corporation, a developer of biomass-based business strategies. From 2017 to 2020, Mr. McCarthy was the principal of Normandy Road Partners, a boutique advisory firm focused on empowering scalable growth in emerging industries. From 2005 to 2016, Mr. McCarthy held roles of increasing responsibility at SVP Global, a global investment firm focused on distressed debt, special situations and private equity opportunities, most recently as Director of Risk Management. From 2003 to 2005, Mr. McCarthy was an Associate with Resurgence Asset Management, a private equity manager. He began his career at the Principal Financial Group. Mr. McCarthy earned a B.A. in Economics from Tufts University.

David J. Winsness, Chief Technology Officer

Mr. Winsness joined Comstock as its chief technology officer in September 2021. He is also the chief technology officer of each of the Company’s wholly- and majority-owned subsidiaries. Mr. Winsness has spent his professional career targeting the extraction and recovery of materials from byproduct streams and repurposing those recovered materials into high value markets. Mr. Winsness previously served as GreenShift’s chief technology officer from 2006 to 2018, where he invented, developed, and commercialized the largest innovation to occur in the corn ethanol industry: backend corn oil extraction. The technology efficiently extracts corn oil from byproduct streams so that it can be sold separately without consuming any additional power or corn. The technology has been adopted by more than 95% of the 209 U.S. corn ethanol plants, where it generates more than an estimated $3.2 billion annually in additional profit for the industry. Mr. Winsness subsequently served as chief executive officer of Plain Sight Innovations LLC and its predecessor, FLUX Carbon LLC, where he led the development of a technology portfolio for cellulosic fuels and other clean technologies, focusing on advanced carbon-neutral fuels and alternatives to fossil fuels. Mr. Winsness attended Clemson University and graduated with a Bachelor of Science degree in Mechanical Engineering.

Rahul Bobbili, Chief Engineering Officer

Mr. Bobbili joined Comstock as its chief engineering officer in June 2021. He has nearly 20 years of experience in process design, patent licensing, equipment manufacturing, commissioning, project management, and start-up. From 2006 to 2021, Mr. Bobbili served as the chief executive officer of Renewable Process Solutions, Inc., a recently acquired wholly-owned subsidiary of Comstock. Mr. Bobbili invented multiple chemical processes in the renewable industry and built twenty-six biofuel refineries in the last fourteen years. Mr. Bobbili has managed multiple industrial-scale projects from construction phases, commissioning, and operations. Mr. Bobbili received a B.S. in Production Engineering from Osmania University, India, a M.S. in Mechanical Engineering from Old Dominion University, Virginia, and an Executive Finance certification from Stanford University, California.

CORPORATE GOVERNANCE

We are managed under the direction of the Board of Directors, which has adopted Corporate Governance Guidelines to set forth certain corporate governance practices. The Corporate Governance Guidelines are available on our website at http://www.comstock.inc/investors/sec filings. The information contained on our website is not part of this annual report on Form 10-K. These guidelines cover such matters as purpose and powers, Board size and composition, director qualifications, meetings, procedures, management reporting to the Board, director orientation and continuing education programs, director and executive officer compensation, required director responsibilities, director access to officers, employees and others, and discretionary activities that our Board or the appropriate committee should periodically consider undertaking. Each committee is authorized to exercise all power of our Board with respect to matters within the scope of its charter. The Corporate Governance Guidelines require, among other things, that:

-	a majority of the directors shall be independent within the NYSE American listing standards;

-
a director shall advise our Nominating and Governance Committee (and receive written confirmation from counsel for the Company that there are no legal or regulatory impediments to such service) prior to accepting an invitation to serve on another public company board;

-
if a member of the Audit and Finance Committee simultaneously serves on an audit committee of more than three public companies, our Board must determine that such simultaneous service would not impair the ability of such member to effectively serve on the Audit and Finance Committee and make disclosure of such determination either in our Annual Report on Form 10-K or on or through our website;

-	our Board shall meet in regular sessions at least four times annually (including telephonic meetings); and,

-
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

INDEPENDENCE OF DIRECTORS

The Board of Directors has determined that Messrs. Drozdoff, Marting, Merrill and Nance are “independent” directors within the listing standards of the NYSE American and the independence standards of our Corporate Governance Guidelines. Messrs. Drozdoff, Marting and Nance are also independent within the standards set forth in Rule 10A-3 of the Exchange Act. Generally, in order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE American, would preclude a finding of independence and (2) not have any relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries that a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is independent.

BOARD OF DIRECTORS MEETINGS

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2021, the Board of Directors and its committees held 17 meetings of the Board of Directors that the directors then served. The directors attended 99% of the aggregate of the total number of meetings of all committees that the director then served, and the total number of meetings of the Board of Directors.

BOARD OF DIRECTORS LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

The Company is led by Mr. De Gasperis, who has served as Executive Chairman of the Board since September 2015, and Chief Executive Officer since April 2010. The Board of Directors believes that the current Board leadership structure, in which the roles of Chairman and Chief Executive Officer are held by one person, is appropriate for the Company and its shareholders at this time. The current Board leadership structure is believed to be appropriate because it demonstrates to all of our shareholders, employees, suppliers, customers, and other stakeholders that the Company is under strong and focused leadership, who facilitates clear, aligned, transparent strategic planning, execution and communication with a single person setting the tone and having accepting full and primary responsibility for managing the Company’s operations ensuring the Company and its systems achieve our stated goals.

The Board will continue to reexamine our corporate governance policies and leadership structure on an ongoing basis to ensure that they continue to meet the Company’s stated needs and supports and enables our goals. The Company will review these policies and may adopt a different approach in the future if circumstances warrant a change. The Board is responsible for overseeing strategic planning, organizational design and effectiveness, systemic risk management and progress of our critical projects, and receives frequent, periodic reports from management. Management and the Board are focused on a singular the vision, mission and goal of the Company, and delivering financial, natural and social impacts, that are all designed to enhancing shareholder value. , management and strategic planning and oversight of Company operations. We believe that our directors provide independent and effective oversight of the systemic risk management function process, especially through strategic and organization reviews and continuous dialogue between the Board and our management.

BOARD DESIGNATION RIGHTS

On September 7, 2021, Comstock entered into and closed under a Securities Exchange Agreement with the shareholders of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”), in order to acquire 100% of the issued and outstanding equity of Comstock Innovations. In connection with the acquisition, the Company agreed to appoint a designee of one of the former shareholders of Triple Point Asset Management LLC (“TPAM”), to the Company’s board of directors for so long as TPAM continues to hold more than 4.9% of the Company’s issued and outstanding common stock. TPAM designated Kevin Kreisler, the Company’s current president and chief financial officer, for appointment to the Company’s board of directors in connection with the foregoing agreement. The nominating committee of the board of directors has nominated Mr. Kreisler and he will stand for election to the board of directors at the Company’s next annual general meeting on May 26, 2022.

CODE OF CONDUCT AND ETHICS

The Code of Conduct and Ethics applies to all employees, including senior executives, and all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE American, the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board of Directors or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics for executive officers and directors. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockinc.

BOARD COMMITTEES

The Board has established four standing committees (the Audit and Finance Committee, the Compensation Committee, the Environmental and Sustainability Governance Committee and the Nominating and Governance Committee), and periodically establishes other committees, in each case so that certain important matters can be addressed in greater depth than may be possible in a meeting of the entire Board. Under the committee charters described below, members of the three standing committees must be independent directors within the meaning of the listing standards of the NYSE American. Further, members of the Audit and Finance Committee must be independent directors within the meaning of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934, must satisfy the expertise requirements of the listing standards of the NYSE American and must include at least one "audit committee financial expert" within the meaning of SEC rules. Our Board has determined that the three standing committees currently consist of members who satisfy such requirements.

AUDIT AND FINANCE COMMITTEE

The Audit and Finance Committee assists our Board in discharging and performing its duties and responsibilities with respect to the financial affairs of the Company. Without limiting the scope of such activities, the Audit and Finance Committee has responsibility to, among other things:

-	select, retain, determine appropriate compensation of (and provide for payment of such compensation), evaluate and, as appropriate, terminate and replace the independent registered public accounting firm;

-	review and, as appropriate, approve, prior to commencement, all audit and non-audit services to be provided by the independent registered public accounting firm;

-	review regularly with management, the director of internal audits, where applicable, and the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

-	resolve or direct the resolution of all material disagreements between management and the independent registered public accounting firm regarding accounting and financial reporting;

-	review with management and the independent registered public accounting firm, among other things, all reports delivered by the independent registered public accounting firm regarding critical accounting policies and practices used or to be used, alternative treatments of financial information available under generally accepted accounting principles and other material written communications between the independent registered public accounting firm and management;

-	review with management major issues regarding auditing, accounting, internal control and financial reporting principles, policies and practices and regulatory and accounting initiatives, and presentation of financial statements, and the adequacy of the internal controls and any special audit steps adopted in light of material control deficiencies;

-	meet annually and separately with management and the independent registered public accounting firm;

-	review, prior to filing with the SEC, all annual and quarterly reports (and all interim reports on Form 8-K to be filed that contain financial disclosures of similar scope and magnitude as annual reports and quarterly reports);

-	assess at least annually the adequacy of codes of conduct, including codes relating to ethics, integrity, conflicts of interest, confidentiality, public disclosure and insider trading and, as appropriate, adopt changes thereto;

-	direct the establishment and maintenance of procedures for the receipt and retention of, and the treatment of, complaints received regarding accounting, internal control or auditing matters; and,

-	direct the establishment and maintenance of procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Members of the Audit and Finance Committee are Mr. Nance (Chairman), Mr. Drozdoff and Mr. Marting Jr. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE American and SEC, and that no members of Audit and Finance Committee violate the prohibition on serving as an Audit and Finance Committee member due to having participated in the preparation of our financial statements at any time during the past three years. Mr. Nance qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC, and therefore meets the NYSE American financial sophistication requirement for at least one Audit and Finance Committee member. The designation of Mr. Nance as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit and Finance Committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

COMPENSATION COMMITTEE

The Compensation Committee assists our Board in discharging and performing its duties with respect to management compensation, succession planning, employee relations and employee benefits, plan administration and director compensation. Without limiting the scope of such activities, the Compensation Committee shall, among other things:

-	review and approve annually the goals and objectives relating to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer against such goals and objectives and annually determine the annual compensation of the Chief Executive Officer based on such evaluation;

-	review and approve, as appropriate, annually the compensation of the other executive officers and directors and review compensation of other members of senior management and other employees generally;

-	assess organizational systems and plans, relating to management development and succession planning;

-	administer compensation arrangements including stock-based compensation and other benefit and welfare policies, plans and programs; and,

-	review the Compensation Discussion and Analysis for inclusion in the annual proxy statements or annual report as the case may be.

Members of the Compensation Committee are Mr. Drozdoff (Chairman) and Mr. Nance, each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code.

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

THE NOMINATING AND GOVERNANCE COMMITTEE

The Nominating and Governance Committee assists our Board in discharging and performing its duties and responsibilities with respect to nomination of directors, selection of committee members, assessment of performance of our Board and other corporate governance matters. Without limiting the scope of such activities, the Nominating and Governance Committee shall, among other things review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders; and, review at least annually the current directors of our Board to determine whether such individuals are independent under the listing standards of the NYSE American and the SEC rules under the Sarbanes-Oxley Act of 2002 (and non-employee directors (as defined under Exchange Act Rule 16b-3) and outside directors (as defined under Internal Revenue Code Section 162 (m))). Members of the Nominating and Governance Committee are Mr. Nance (Chairman) and Mr. Marting Jr., each of whom satisfies the independence requirements of NYSE American and SEC rules and regulations. The charter of the Nominating and Governance Committee sets forth the minimum qualifications to serve as a director. As set forth in such charter, each director and nominee should have the following skills and characteristics:

-	high personal standards: integrity, honesty, and desire to make full disclosure of all present and future conflicts of interest;

-	the ability to make informed business judgments;

-	literacy in financial and business matters;

-	the ability to be an effective team member;

-	a commitment to active involvement and an ability to give priority to the Company;

-	no affiliations with competitors;

-	achieved high levels of accountability and success in his or her given fields;

-	no geographic travel restrictions;

-	an ability and willingness to learn the Company’s business;

-	experience in the Company’s business or in professional fields (i.e. finance, accounting, law or banking) or in other industries or as a manager of international businesses so as to have the ability to bring new insight, experience or contacts and resources to the Company;

-	a willingness to make a personal substantive investment in the Company;

-	no direct affiliations with major suppliers or vendors; and,

-	previous public company board experience together with good references.

Shareholders may communicate with the full Board of Directors (including shareholder nominations), a specified committee of the Board of Directors or a specified individual member of the Board of Directors in writing by mail addressed to Comstock Mining Inc., P.O. Box 1118, Virginia City, Nevada 89440, Attention: Chairman of the Nominating and Governance Committee. The Chairman of the Nominating and Governance Committee and his or her duly authorized agents are responsible for collecting and organizing shareholder communications. Absent a conflict of interest, the Chairman of the Nominating and Governance Committee is responsible for evaluating the materiality of each shareholder communication and determining whether further distribution is appropriate, and, if so, whether to (i) the full Board of Directors, (ii) one or more committee members, (iii) one or more Board members and/or (iv) other individuals or entities. Mr. De Gasperis was elected as a director of the Company in 2011, pursuant to the terms of his employment agreement. Mr. Kreisler was nominated as a director, pursuant to the terms of the acquisition and securities exchange agreement with Comstock Innovations on September 7, 2021, and stands for election at the Company’s next annual general meeting on May 26, 2022.

ATTENDANCE AT ANNUAL MEETING

We expect all directors to attend the annual general meeting of shareholders each year. All five directors attended the Company’s 2021 Annual Meeting.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our certificate of incorporation provides that we shall indemnify and hold harmless our directors and executive officers to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he or she is or was a director or officer, or served any other enterprise as director, officer or employee at our request. The board of directors, in its discretion, has the power on our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was one of our employees. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefore, unenforceable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2021, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

ITEM 11    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries (or by third parties as compensation for services to the Company or its subsidiaries) to its executive officers, including the Company’s principal executive officer, principal financial officer, and principal accounting officer during 2021 and 2020.

Name and Principal Position	Year	Salary	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Corrado De Gasperis(1)	2021	$318,462	$147,729	$196,623	$16,818	$679,632
Chief Executive Officer	2020	288,000	10,032	110,000	25,663	433,695

Kevin E. Kreisler(2)	2021	$138,269	$—	$—	$—	$138,269
President, Chief Financial Officer	2020	—	—	—	—	—

William J. McCarthy(3)	2021	$142,800	$—	$—	$—	$142,800
Chief Operating Officer	2020	—	—	—	—	—

David J. Winsness(4)	2021	$137,221	$—	$—	$—	$137,221
Chief Technology Officer	2020	—	—	—	—	—

Rahul Bobbili(5)	2021	$109,423	$—	$—	$—	$109,423
Chief Engineering Officer	2020	—	—	—	—	—

(1)	Mr. De Gasperis was hired as the chief executive officer and president of the Company effective April 21, 2010 and was appointed Executive Chairman in September 2015. Mr. De Gasperis has also periodically served as both the principal financial officer and principal accounting officer. Mr. De Gasperis’ salary was voluntarily reduced from $360,000 to $288,000 during 2016 in conjunction with the Company's efforts to reduce administrative expenses. Non-equity incentives represent the opportunity for Mr. De Gasperis to earn back amounts voluntarily reduced between 2016 and July of 2021. The July 2021, payments of $196,623 represent the conclusion of that program. All other reflects amounts paid for personal time off ("PTO") not taken.

(2)
Mr. Kreisler was hired to serve as the Company’s president and chief financial officer effective September 7, 2021, at which time he was additionally appointed as the Company’s principal financial officer.

(3)	Mr. McCarthy was hired to serve as the Company’s chief operating officer effective July 23, 2021.

(4)	Mr. Winsness was hired to serve as the Company’s chief technology officer effective September 7, 2021.

(5)	Mr. Bobbili was hired to serve as the Company’s chief engineering officer effective June 23, 2021.

EMPLOYMENT, RETIREMENT AND SEVERANCE PLANS AND AGREEMENTS

The Company has entered into employment agreements with its executive officers that provide for an annual salary, periodic bonuses, vacation, and participation in any employee plans made available to all Company employees.

Employment Agreement with Corrado De Gasperis

Mr. De Gasperis was hired to serve as our Chief Executive Officer and President effective April 21, 2010. In connection with his employment, the Company entered into an Employment Agreement with Mr. De Gasperis, which also provided for his election as a director upon closing of the recapitalization and the capital raise transactions in 2010 (“De Gasperis Employment Agreement”). The original term of the De Gasperis Employment Agreement ended on April 21, 2014, but is automatically extended for additional one-year periods unless notice of termination is provided. If a “change in control” of the Company (as defined in the agreement) occurs with less than three years remaining, then the term will be extended to three years beyond the date of the change in control. Under the agreement, Mr. De Gasperis is entitled to an annual base salary of $360,000, which Mr. De Gasperis voluntarily agreed to reduce to $288,000 until July 1, 2021, when the Board of Directors agreed to reinstate the full salary basis. Mr. De Gasperis is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. De Gasperis is also entitled to participate in any of our incentive or compensation plans. The agreement also requires us to adopt a profit sharing plan whereby 10% of net cash profits before principal payments of indebtedness and investments in fixed assets will be set aside for semi-annual payments to employees, no less than 35% of which shall be payable to Mr. De Gasperis. The profit sharing plan has not yet been established. If the De Gasperis Employment Agreement is terminated without cause, or due to disability, or if Mr. De Gasperis resigns for good reason (each term as defined therein), subject to execution of a release in the Company’s favor, Mr. De Gasperis shall be entitled to (i) a lump sum payment of all accrued amounts due to him through the date of his termination, (ii) continued base salary for twelve months (or thirty-six months if the termination is during the three year period following a change in control), and (iii) continuation of health and life insurance benefits for the longer of the period during which base salary is payable following termination or 18 months (unless he is entitled to participate in the health plan of a new employer). If Mr. De Gasperis’

employment is terminated due to his death, his estate is entitled to the benefits (other than continued life insurance coverage) outlined above. Upon a termination of Mr. De Gasperis' employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination. The De Gasperis Employment Agreement prohibits Mr. De Gasperis from competing with us during the term of his employment and for one year thereafter.

Other Executive Officer Employment Agreements

Effective September 7, 2021, the Company and Kevin E. Kreisler entered into an employment letter agreement, which shall be deemed binding with regard to the essential business and economic terms thereof, until such time as the Company and Mr. Kreisler execute and deliver more formal definitive agreements, which the parties intended to occur in connection with the approval of Company’s updated Company-wide Annual Profit Sharing Plan and Equity Compensation Plan, which shall be adopted no later than December 31, 2023 under the letter agreement. The letter agreement calls for a $250,000 base salary, subject to increase at the discretion of the Company’s board of directors, and an initial term of five years, subject to automatic renewal for consecutive one year terms until either party provides conforming notice of termination. The letter agreement additionally includes restrictive covenants protecting the Company’s confidential information and competitive interests, as well as terms providing for the automatic assignment to the Company of intellectual properties developed during the term of the agreement. The Company entered into substantially similar agreements with William J. McCarthy, the Company’s chief operating officer, David J. Winsness, the Company’s chief technology officer, and Rahul Bobbili, the Company’s chief engineering officer, on July 23, 2021, September 7, 2021, and June 23, 2021, respectively.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans at December 31, 2021:

	(A) Number of Securities	(B) Weighted Average	(C) Number of Securities
	to be Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation Plans(1)

2011 Equity Compensation Plan(2) (4)	138,000	$0.56	--
2020 Equity Compensation Plan(3) (4)	540,000	--	1,260,000

(1)	Excluding securities reflected in column (A) above.

(2)
There are 72,650 fully vested and exercisable options outstanding under the 2011 Plan. The options were granted in May 2020, and an exercise price of $0.56 and were valued at $0.20 fair value per option on the grant date. The options vested immediately and expire in May 2022. As of December 31, 2021, there are no remaining shares available for issuance under the 2011 plan.

(3)
There are 540,000 restricted shares granted and outstanding under the 2020 plan, which vest evenly on January 1st of each year over the three-year term, ending on January 1, 2024. The restricted shares were valued at $1.06 fair value on the grant date, and the compensation cost will be recognized on a straight line basis over the vesting term. As of December 31, 2021, there are 1,200,000 shares available for issuance under the 2020 plan.

(4)	The Company recognizes forfeitures under the 2011 and 2020 Plans as they occur.

In 2011, the Company adopted its 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of the Company’s common stock that could be delivered pursuant to awards granted under the 2011 Plan was 1,200,000. The plan provided for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. On May 28, 2020, Comstock’s Board of Directors resolved to grant certain share-based compensation payable to non-executive board members, in lieu of cash, in consideration of certain past and current service to the Company and also resolved to grant certain share-based compensation to members of management, including the chief executive officer and other key employees of the Company, in consideration of service to the Company. These share-based payments were granted under the previously approved 2011 Equity Compensation Plan. The grant date for both the shares and the options is May 28, 2020.

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

Also in May 2020, employees were granted 138,800 fully vested options to acquire common shares with an exercise price equal to the closing price of our common stock on the date of the grant and expiring on the second anniversary of the grants. During 2021, 66,150 of the stock options have been repurchased and cancelled, in lieu of being exercised. At December 31, 2021, the remaining outstanding stock options totaled 72,650.

In June 2021, 60,000 performance shares were granted to employees under the 2020 Plan. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $3.51; annual equity volatility – 93%; risk-free rate – 0.79%; number of iterations – 100,000, which resulted in an indicated fair value of $2.71 per share, with stock-based compensation recognized evenly over the derived term of 1.7years.

In July 2021, a total of 25,000 performance shares were granted to employees under the 2020 Plan. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $3.17; annual equity volatility – 93%; risk-free rate – 71.00%; number of iterations – 100,000, resulting in an indicated fair value of $2.38 per share, with stock-based compensation recognized evenly over the derived term of 1.8 years.

In August 2021, a total of 30,000 performance shares were granted to employees under the 2020 Plan. The performance shares which vest based on the market price of the Company's shares were valued using a path-dependent model with the following inputs: beginning stock price – $3.04; annual equity volatility – 95%; risk-free rate – 0.65%; number of iterations – 100,000, resulting in an indicated fair value of $2.26 per share, with stock-based compensation recognized evenly over the derived term of 1.8 years.

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000, including the 540,000 shares granted to non-executive directors and vesting in three equal increments of 180,000 shares each on January 1, 2022, 2023 and 2024. The plan provides for the grant of various types of awards, including, but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. Stock-based awards will be based on the Company’s goal. The plan is designed to deliver per share value over the next three years, while positioning the Company for continued growth. On January 4, 2021, the Compensation Committee of the Board of Directors of the Company authorized grants totaling 1,055,000 performance share units to key employees of the Company. The executive chairman and chief executive officer of the Company was among the recipients, with a grant of 500,000 performance share units. Vesting of the awards is conditioned upon the achievement of strategic performance objectives of the Company over three years, as described in the 2020 Plan. See Note 16, Stock-Based Compensation, to the consolidated financial statements, above.

DIRECTOR COMPENSATION

In May 2020, independent directors were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price of the Company's common shares on May 28, 2020. In December, 2020, directors were granted a total of 135,000 shares each of common stock, resulting in a total grant of 540,000 shares of common stock for future services, vesting in three equal increments of 45,000 shares for each director, or a total of 180,000 shares on each of January 1, 2022, 2023 and 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price per share of the Company's common stock on December 30, 2020. Compensation cost totaling $572,400 will be recognized on a straight-line basis over the three-year vesting period. Compensation cost totaling $190,800 was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 2021. The following table summarizes the directors’ compensation for 2021:

Name	Fees Earned or Paid in Cash	Stock Awards	Total(1)
Leo M. Drozdoff(2)	$84,000	$47,700	$131,700
Walter A. Marting Jr.	24,000	47,700	71,700
Judd B. Merrill(3)	24,000	47,700	71,700
William J. Nance(4)	88,000	47,700	135,700
Total directors cash compensation	$220,000	$190,800	$410,800

(1)	No payment included interest.

(2)	Includes $30,000 in committee chair fees accrued for 2020 that was paid in 2021.

(3)	Mr. Merrill was elected to the Company's Board of Directors on September 11, 2020.

(4)	Includes $30,000 in committee chair fees accrued for 2020 that was paid in 2021.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, at March 28, 2022, information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

		Amount of
	Title of	Beneficial	Percentage
Name and Address(1)	Class	Ownership	of Class(2)

Kevin E. Kreisler(3)	Common	5,000,000	7.4%
David J. Winsness(4)	Common	2,000,000	3.0%
William J. McCarthy	Common	1,500,000	2.5%
Rahul Bobbili	Common	1,000,000	1.5%
Corrado De Gasperis(5)	Common	708,180	1.0%
Leo M. Drozdoff(6)	Common	306,240	0.5%
William J. Nance(6)	Common	232,000	0.3%
Walter A. Marting Jr.(6)	Common	225,000	0.3%
Judd B. Merrill(6)	Common	135,100	0.2%

All directors and officers as a group	Common	11,106,520	16.7%

Michael Vogel(7)	Common	3,500,000	5.2%
LINICO Corporation(8)	Common	3,000,000	4.4%
Quantum Generative Materials LLC(9)	Common	3,000,000	4.4%

(1)	The address of each shareholder is c/o Comstock Mining, Inc., 117 American Flat Road, Virginia City, Nevada 89440.

(2)
Applicable percentage of ownership is based on 67,707,832 shares of common stock outstanding as of March 28, 2022, together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

(3)	All shares listed for Mr. Kreisler are owned of record by Triple Point Asset Management LLC, an entity owned by Mr. Kreisler.

(4)	All shares listed for Mr. Winsness are owned of record by Global Catalytic Disruptor Fund LLC, an entity owned by Mr. Winsness.

(5)	Includes a grant of 500,000 unvested performance share units, a grant of 50,000 options to acquire shares of common stock and 58,180 shares owned directly.

(6)	Includes 135,000 unvested restricted shares for board compensation, with one-third of shares vesting on January 1, 2022, 2023 and 2024, respectively.

(7)	On December 30, 2021, the Company acquired 3,129,081 LINICO common shares from its former chief executive officer and director by issuing 3,500,000 common shares of the Company to the former chief executive officer. The shares are restricted until September 30, 2022, and the Company retained both the voting rights and the right to purchase the shares from the former chief executive officer for the purchase price of $7,258,162.

(8)	On February 15, 2021, the Company acquired 6,250 shares of LINICO Series A Convertible Preferred Stock corresponding to 45.45% of LINICO’s issued and outstanding capital stock, in exchange for 3,000,000 shares of Company restricted common stock and $4.5 million in cash. The 3,000,000 shares are held by LINICO for funding the commercial developments in 2022.

(9)	On June 24, 2021, the Company invested in the equity of GenMat by committed cash and stock for the initial seed investment of 48.19%. The 3,000,000 shares are held by GenMat for funding the quantum technology developments in 2022 and 2023

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

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

-
the Audit and Finance Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

-	the transaction is approved by the disinterested members of the Board of Directors; and,

-	the transaction involves compensation approved by our Compensation Committee.

The following related party transactions occurred during the years ended December 31, 2021 and 2020.

RENEWABLE ENERGY PRODUCTS SEGMENT

Amendment to Asset Purchase Agreement

On September 7, 2021, the Company entered into and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a balance payable of $17,650,000 at December 31, 2021. The acquired intellectual property includes advanced new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, and industrial photosynthesis. Kevin Kreisler, the Company’s president and chief financial officer, and David Winsness, the Company’s chief technology officer, are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint Mr. Kreisler to the Company’s board of directors in connection with the Company’s acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”) on September 7, 2021 (see Note 2, Acquisitions and Investments).

Acquisition of Majority Equity Interest in LINICO Corporation

During 2021, we executed and closed under a series of agreements under which we acquired 90% of the issued and outstanding equity of LINICO Corporation (“LINICO”), in exchange for aggregate consideration of $4,500,000 in cash and 6,500,000 shares of Company common stock.

On February 15, 2021, Comstock, Aqua Metals Inc. (“AQMS”), and LINICO entered into a Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which (i) the Company purchased 6,250 shares of LINICO Series A Convertible Preferred Stock (“Series A Preferred”), corresponding to 45.45% of LINICO’s issued and outstanding capital stock, in exchange for 3,000,000 shares of Company restricted common stock (“Stock Consideration”) and $4.5 million in cash payments (“Cash Consideration” and, together with the Stock Consideration, the “Consideration”), subject to the satisfaction or waiver of specified conditions; and (ii), AQMS purchased 1,500 LINICO Series A Preferred shares, corresponding to 10.91% of LINICO’s issued and outstanding capital stock, in exchange for 375,000shares of AQMS. The Company, AQMS, and LINICO additionally entered into warrant agreements in connection with the closing of the Stock Purchase Agreement, pursuant to which the Company has the right to purchase an additional 2,500 shares of LINICO Series A Preferred in exchange for $500,000, and AQMS has the right to purchase an additional 500 shares of LINICO Series A Preferred in exchange for $500,000. In the event that the cash proceeds from the Consideration are less than $6,250,000, the Company agreed to provide LINICO with additional shares or cash to make up the shortfall. However, if cash proceeds from the Consideration exceed $10,750,000, the excess must be returned to the Company, after the $4,500,000 differential above $6,250,000 is applied to exercise of the warrant of $2,500,000 and the additional deposit due under the AQMS Lease Agreement ($2,000,000) (see Note 2, Acquisitions and Investments, Note 15, Fair Value Measurements). Similarly, if the cash proceeds from the sale of 75% of the AQMS shares is less than $1,500,000, AQMS is obligated to provide LINICO with additional cash to make up the shortfall. LINICO is obligated to hold the remaining 25% of AQMS shares for at least six months after the date of the Stock Purchase Agreement. After such date, the gross proceeds in excess of $2,000,000 from the sale of all AQMS shares must be returned to AQMS.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date. In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock Shares”) to the former chief executive officer. If and to the extent that the sale of the LODE Shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162, less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer, at any time during or prior to his sale of the Comstock Shares. At December 30, 2021, the remaining 10% of LINICO’s issued and outstanding equity was owned by Aqua Metals Inc. (“AQMS”). A member of the Company’s board of directors, is the chief financial officer of AQMS.

Lease and Purchase Agreement for Battery Recycling Facility

On February 15, 2021, LINICO and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of AQMS, entered into an industrial lease (the “AQMS Lease Agreement”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Battery Recycling Facility”). The AQMS Lease Agreement commences April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14,250,000 if the option is exercised and the sale is completed by October 1, 2022, and $15,250,000 if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1,250,000 by October 15, 2021, and a second nonrefundable deposit of $2,000,000 by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO will be responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows AQMS to retain the use of a portion of the facility for ongoing research and development activities, including operation of the lab and the use of office space.

FLUX Photon Corporation

On September 7, 2021, we purchased all of the intellectual property assets of PSI’s affiliate, FLUX Photon Corporation (“FPC”), in exchange for performance-based cash payments equal to 20% of our future consolidated Net Cash Flow (as defined in the related Asset Purchase Agreement) up to $18,000,000. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs for fractional inputs. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a future payment of $17,650,000 at December 31, 2021. The down payment was made in December 2021 in which Kevin Kreisler, the Company’s President and Chief Financial Officer received $300,000 with the remaining $50,000 being paid to David Winsness, the Company’s Chief Technology Officer.

STRATEGIC AND OTHER INVESTMENTS SEGMENT

Transactions Involving Northern Comstock LLC

On October 20, 2010, the Company entered into an operating agreement (the “Operating Agreement”) to form Northern Comstock LLC (“Northern Comstock”) with John Winfield, the beneficial owner of 4.09% Comstock common shares, and an entity controlled by Mr. Winfield, DWC Resources, Inc. (“DWC”). As part of the Operating Agreement, the Company obtained the exclusive rights of production and exploration on certain property formerly owned by DWC in Storey County, Nevada (the “DWC Property”) and two parcels previously leased by Mr. John Winfield in Storey County, Nevada from the Sutro Tunnel Company (the “Sutro Property”) and Virginia City Ventures (the “VCV Property”).

Pursuant to the terms of the Operating Agreement for Northern Comstock, DWC contributed the DWC Property to Northern Comstock and John Winfield contributed his rights under the Sutro and the VCV leases to Northern Comstock. The Company contributed 862.5 shares of Series A-1 Preferred Stock in each annual period from 2020 to 2013, and contributes its services in the area of mine exploration, development and production to Northern Comstock. The terms of the Operating Agreement provided that on each anniversary of the Operating Agreement, up to and including the thirty-ninth anniversary, the Company would make additional capital contributions in the amount of $862,500, in the form of Series A-1 Preferred Stock or cash (upon request of Northern Comstock, which request for cash can be denied by the Company in certain circumstances). As a result of the Company’s 2020 charter amendments, all of the Company’s outstanding shares of preferred were automatically converted into shares of Common Stock.

On August 27, 2020, the Company signed an Amendment to the Operating Agreement with Northern Comstock. The Amendment resulted in reduced capital contribution obligations of the Company from $31.1 million down to $9.8 million. The Operating Agreement requires that the Company make monthly cash capital contributions of $30,000 to Northern Comstock and annual capital contributions in the amount of $482,500 payable in shares of the Company's common stock or cash, at the Company's option, unless the Company has cash and cash equivalents in excess of $10,500,000 on the date of such payments, whereupon the Company would then be required to pay $482,500 in cash. The number of shares to be delivered is calculated by dividing the amount of the capital contribution by the volume-weighted average closing price of the Company’s common stock on its primary trading market for the previous 20 consecutive trading days prior to such capital contribution. The Operating Agreement also provides for a one-time acceleration of $812,500 of the capital contributions payable when the Company receives net cash proceeds from sources other than operations that exceed $6,250,000. The agreement includes an ongoing acceleration of the Company’s capital contribution obligations equal to 3% of NSR generated by the properties subject to the Northern Comstock joint venture. The Operating Agreement also provides that if the Company defaults in its obligation to make the scheduled capital contributions, then the remaining capital contribution obligations may be converted into the principal amount of a 6% per annum promissory note payable by the Company on the same schedule as the capital contributions, secured by a mortgage on the properties subject to the Northern Comstock joint venture. The Operating Agreement requires that these capital contributions commence in October 2020, and end in September 2027, unless prepaid by the Company. At December 31, 2021, the capital contribution obligations of the Company total $5.6 million. These capital contribution obligations are guaranteed and reimbursed by Tonogold.

For the years ended December 31, 2021 and 2020, we made cash and common stock payments for mineral rights under the Northern Comstock operating agreement of $1,535,000 and $772,500, respectively. Cash payments for year ended December 31, 2021 included a one-time accelerated payment of $812,500 as a result of the net proceeds of $15.0 million we received on March 4, 2021 from the Equity Purchase Agreements. Correspondingly, for the years ended December 31, 2021 and 2020, we received $638,307 and $2,545,278 in reimbursements, respectively from Tonogold in connection with the foregoing payments.

Transactions Involving Sierra Springs Opportunity Fund

During 2018, the U.S. Treasury confirmed that all of Storey County, Nevada, and significant parts of Silver Springs, Nevada, had been certified as Qualified Opportunity Zones, including 258 acres of land in Silver Springs, NV, owned by the Company. Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund, and its wholly-owned qualified opportunity zone business, Sierra Springs Enterprises, Inc. ("SSE"), were formed in July 2019 to capitalize on the opportunity zone designation and the recent explosive growth of high-tech industries in northern Nevada, in part by acquiring rights to thousands of acres of developable land in the zone. To that end, on September 26, 2019, SSE and the Company entered into an agreement (“Silver Springs Purchase Agreement”) to purchase Comstock’s Silver Springs Properties for $10,100,000, including strategic water rights (“Silver Springs Properties”), all within the immediate proximity of the Tahoe Reno Industrial (TRI) Center and its over 100 businesses, including high-tech companies such as Google, Panasonic, Switch, Tesla, Walmart, and LINICO.

SSOF’s initial capitalization consisted of $1,785,000 in cash paid in exchange for 35,700,000 common shares, including $335,000 from the Company in exchange for 6,700,000 common shares, corresponding to 18.77% of SSOF’s originally issued and outstanding capital stock, just under the 20% maximum equity interest that the Company was permitted to own under applicable tax rules which prohibit Qualified Opportunity Zone businesses from acquiring property from related parties. The Company's CEO also personally invested $450,000 in exchange for 9,000,000 SSOF common shares. SSOF subsequently completed an additional $10,200,401 in equity financing in exchange for an additional 20,024,597 common shares, including an additional 157,667 SSOF common shares that were purchased by two of the Company’s directors for $75,000 in cash proceeds. As a result of the foregoing, at December 31, 2021, the Company and CEO owned 6,700,000 and 9,000,000 SSOF common shares, respectively, corresponding to 11.9% and 16.0% of SSOF’s fully-diluted issued and outstanding capital stock, respectively.

Comstock’s $335,000 investment in SSOF is recorded on the Company’s consolidated balance sheets at December 31, 2021 and 2020 as a non-current asset. The investment is accounted for under the equity method at cost less impairment, because there is no ready market for the investment units. Management identified no events or changes in circumstances that might have had a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to SSOF’s early stage of development and the absence of a public market for its stock.

The Company additionally provided SSOF with a total of $4,935,000 in advances (“SSOF Advances”), including $3,285,000 and $1,650,000 provided during the years ended December 31, 2021, and December 31, 2020, respectively, as well as $1,300,000 on January 3, 2022 that was fully repaid on January 26, 2022 (See Note 22, Subsequent Events). SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE. SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

SSOF is currently raising additional equity financing, including sufficient proceeds to fully pay the $4,935,000 in SSOF Advances and the $9,400,000 that SSE needs to close under its pending purchase agreement for Comstock’s Silver Springs Properties, after accounting for the release of $700,000 in previously paid deposits. The Company expects that transaction to be completed during 2022, thereby providing the Company with $14,335,000 estimated cash proceeds.

The Company’s executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The Company's chief executive officer has not received compensation of any kind from either SSOF or SSE.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The Audit and Finance Committee also has received the written disclosures and the letter from Assure CPA required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit and Finance Committee concerning independence and has discussed with Assure CPA that firm’s independence from the Company

The Audit and Finance Committee has reviewed and discussed the Consolidated Financial Statements with management and Assure CPA. Based on this review and these discussions, the representation of management that the Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles, and the report of Assure CPA to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of the firm’s review of the unaudited financial statements that are included in our quarterly reports filed with the SEC on Form 10-Q.

INDEPENDENT AUDITOR FEES

The Company’s Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. The Company’s independent registered public accounting firm for the years ended 2021 and 2020 was Assure CPA. For the years ended December 31, 2021 and 2020, the fees set forth below were incurred in connection with services provided by those firms.

	2021	2021	2020	2020
	Assure CPA, LLC	Deloitte & Touche LLP	Assure CPA, LLC	Deloitte & Touche LLP
Audit Fees	$214,222	$0	$18,704	$80,069
Audit Related Fees	—	—	—	139,718
Tax Fees	—	—	—	11,000
Other Fees	3,108	30,069	12,480	31,242
Total fees	$217,330	$30,069	$31,184	$262,029

Audit Fees

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

Other Fees

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

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and notes are filed as part of this annual report on Form 10K:

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto

EXHIBITS

The following are exhibits filed as part of the Company’s Form 10K for the year ended December 31, 2021:

Index to Exhibits

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

10.37
Common Stock Purchase Agreement, dated March 2, 2021 (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

10.38
Membership Interest Purchase Agreement, dated June 24, 2021, between Quantum Generative Materials LLC and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.01 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference).

10.39
Limited Liability Company Operating Agreement of Quantum Generative Materials LLC, dated June 24, 2021 (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.02 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference).

10.40
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

10.41
Asset Purchase Agreement, dated September 7, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on September 9, 2021 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 21143134), and incorporated herein by reference).

10.42
Securities Exchange Agreement, dated July 23, 2021 between Comstock Mining Inc. and MANA Corporation (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.43
LP Biosciences LLC Amended and Restated Operating Agreement, dated July 23, 2021 (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.44
Note Purchase Agreement, dated July 23, 2021 between Comstock Mining Inc. and LP Biosciences LLC (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.3 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.45
Secured Promissory Note, dated July 23, 2021 between Comstock Mining Inc. and LP Biosciences LLC (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.4 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.46
LPB Partnership Interest Purchase Agreement, dated July 23, 2021 between Comstock Mining Inc. and LP Nutrition LLC (previously filed with Securities and Exchange Commission on July 29, 2021 as exhibit 10.5 to the Company's Form 8-K (file number 001-35200/film number 211124379), and incorporated herein by reference).

10.47
Amended and Restated Asset Purchase Agreement, dated December 10, 2021 between Comstock Mining Inc., and Flux Photon Corporation (previously filed with Securities and Exchange Commission on December 16, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211495448 and incorporated herein by reference).

10.48
Promissory Note, dated December 15, 2021 between Comstock Mining Inc. and GHF Inc. (previously filed with Securities and Exchange Commission on December 21, 2021 as exhibit 10.1 to the Company's Form 8-K (file number 001-35200/film number 211509781 and incorporated herein by reference).

21*	Subsidiaries

23*	Consent of Assure CPA, LLC

24*	Powers of Attorney (included on signature page)

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2021 and 2020, (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements
* Filed herewith.
# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated..

COMSTOCK MINING INC.

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
Principal Executive
Principal Accounting Officer
Date: March 28, 2022

By: /s/ KEVIN KREISLER
KEVIN KREISLER
President and Chief Financial Officer
Principal Financial Officer
Date: March 28, 2022

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Corrado De Gasperis as his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer	March 28, 2022
CORRADO DE GASPERIS
/s/ KEVIN KREISLER	President, Chief Financial Officer, Principal Financial Officer	March 28, 2022
KEVIN KREISLER
/s/ LEO M. DROZDOFF	Director	March 28, 2022
LEO M. DROZDOFF
/s/ WALTER A. MARTING, JR.	Director	March 28, 2022
WALTER A. MARTING, JR.
/s/ JUDD B. MERRILL	Director	March 28, 2022
JUDD B. MERRILL
/s/ WILLIAM J. NANCE	Director	March 28, 2022
WILLIAM J. NANCE