Form 10-Q
period 2022-03-31
Comstock Mining Inc.
filed 2022-05-02
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on April 28, 2022 was 69,943,776.

COMSTOCK MINING INC.
FORM 10Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, mercury remediation, and, lithium, nickel and cobalt recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mercury remediation, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production; costs, hazards and uncertainties associated with mercury remediation, metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; ability to achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving battery technology, mercury remediation technology and efficacy, quantum computing and advanced materials development, and development of cellulosic technology in bio-fuels and related carbon-based material production; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, nickel, cobalt, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1        FINANCIAL STATEMENTS

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	03/31/22	12/31/21
ASSETS

Current Assets:
Cash and cash equivalents	$2,249,007	$5,912,188
Investments in equity securities	1,107,742	925,819
Notes receivable and advances, net - current portion	4,962,043	4,964,545
Derivative assets	—	342,000
Deposits, current portion	288,606	347,454
Prepaid expenses and other current assets	1,576,962	1,336,983
Total current assets	10,184,360	13,828,989

Noncurrent Assets:
Investments	18,901,056	25,850,879
Mineral rights and properties	13,513,585	6,669,111
Properties, plant and equipment, net	15,208,357	14,563,672
Construction in progress	4,020,473	3,219,607
Reclamation bond deposit	2,696,008	2,695,944
Notes receivable and advances, net	—	8,853,841
Intangible assets, net	22,756,992	23,175,301
Goodwill	12,788,671	12,788,671
Finance lease - right of use asset, net	14,907,725	15,033,000
Other assets	142,166	275,617
Total noncurrent assets	104,935,033	113,125,643

TOTAL ASSETS	$115,119,393	$126,954,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,243,341	$633,223
Accrued expenses and other liabilities	986,400	939,443
Deposits	420,183	420,183
Derivative liabilities	6,403,162	8,873,162
Finance lease - right of use lease liability	13,035,110	13,043,499
Total current liabilities	22,088,196	23,909,510

Long-term Liabilities:
Reclamation liability	6,470,156	5,445,672
Debt, net	4,529,068	4,486,256
Other liabilities	177,154	142,672
Total long-term liabilities	11,176,378	10,074,600

Total liabilities	33,264,574	33,984,110

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 158,000,000 shares authorized, 67,707,832 and 71,207,832 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	44,853	47,065
Treasury stock 2,998,515 and 3,000,000 shares, at cost, at March 31, 2022 and December 31, 2021, respectively	(3,868,084)	(3,870,000)
Additional paid-in capital	333,867,761	338,936,145
Accumulated deficit	(251,921,243)	(245,542,688)
Total equity - Comstock Mining Inc.	78,123,287	89,570,522
Non-controlling interest	3,731,532	3,400,000
Total stockholders' equity	81,854,819	92,970,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,119,393	$126,954,632

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended

	03/31/22	03/31/21

Revenue	$54,625	$48,500

Operating expenses:
Selling, general and administrative expenses	2,402,766	(465,226)
Research and development	1,195,418	—
Depreciation and amortization	844,529	115,968
Total operating expenses	4,442,713	(349,258)

Income (loss) from operations	(4,388,088)	397,758

Other Income (Expense)
Gain (loss) on investments	351,624	(706,911)
Interest expense	(324,724)	(144,829)
Interest income	356,861	155,473
Change in fair value of derivative instruments	3,065,000	7,487,249
Impairment of investments and intangible assets	(4,476,889)	—
Other income (expense)	(1,130,807)	999,491
Total other income (expense), net	(2,158,935)	7,790,473

Net income (loss)	(6,547,023)	8,188,231

Net income (loss) attributable to noncontrolling interest	(168,468)	—

Net income (loss) available to Comstock Mining Inc,	$(6,378,555)	$8,188,231

Weighted average common shares outstanding, basic	67,351,776	37,740,011
Weighted average common shares outstanding, diluted	67,351,776	37,814,652

Earnings per Share - Basic:
Net income (loss) per share - basic	$(0.09)	$0.22

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$(0.09)	$0.22

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2021	34,980,766	$22,937	$252,715,337	$(220,959,068)	—	$—	$31,779,206

Investment in LINICO Corporation	3,000,000	1,998	6,748,002	—	—	—	6,750,000
Issuance of common stock for cash	4,423,842	2,946	18,017,054	—	—	—	18,020,000
Non-cash issuance of common stock	50,907	35	249,968	—	—	—	250,003
Common stock issuance costs	—	—	(1,248,002)	—	—	—	(1,248,002)
Employee share-based compensation	—	—	97,010	—	—	—	97,010
Repurchase of employee stock options	—	—	(194,581)	—	—	—	(194,581)
Net income	—	—	—	8,188,231	—	—	8,188,231
BALANCE - March 31, 2021	42,455,515	$27,916	$276,384,788	$(212,770,837)	$—	$—	$63,641,867

BALANCE - January 1, 2022	71,207,832	47,065	338,936,145	(245,542,688)	(3,870,000)	3,400,000	92,970,522

Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Common stock issuance costs	—	—	(70,000)	—	—	—	(70,000)
Investment in LINICO by Aqua Metals	—	—	—	—	—	500,000	500,000
Employee and director share-based compensation	—	119	108,480	—	—	—	108,599
Sales of treasury shares	—	—	805	—	1,916	—	2,721
Net loss	—	—	—	(6,378,555)	—	(168,468)	(6,547,023)
BALANCE - March 31, 2022	67,707,832	$44,853	$333,867,761	$(251,921,243)	$(3,868,084)	$3,731,532	$81,854,819

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months Ended

	03/31/22	03/31/21
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(6,547,023)	$8,188,231
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	264,257	114,906
Amortization of intangibles	580,274	—
Accretion (reduction) of reclamation liability	82,316	(790,950)
Accretion of discount on MCU Philippines, Inc. note receivable	(30,093)	(20,267)
Amortization of debt discount and other debt-related items	42,812	(45,791)
Employee and director share based compensation	108,599	97,010
Change in fair value of derivative instruments	(3,065,000)	(7,487,249)
Gain (loss) on investments in securities	(407,393)	900,575
Loss from equity method investments	266,903	31,454
Impairment of MCU-P and MCU note receivable and investments	4,084,268	—
Impairment of Flux Photon deposit	338,034	—
Realized gains (losses) on sales of Tonogold Resources, Inc. common shares	55,769	(193,664)
Change in fair value of Tonogold Resources, Inc. note receivable	605,000	(1,008,000)
Impairment of LPB investment	54,587	—
Gain on reimbursements of mining costs	—	(812,500)

Changes in operating assets and liabilities:
Prepaid expenses	(139,979)	(194,019)
Deposits	58,848	—
Other assets	33,451	(8,073)
Accounts payable	(327,140)	(91,883)
Accrued expenses, other liabilities and deposits	80,272	(887,078)
Net cash used in operating activities	(3,861,238)	(2,207,298)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(500,000)	—
Proceeds from Mercury Clean Up, LLC derivative asset settlement	—	762,377
Addition to MCU Philippines, Inc. note receivable	—	(820,000)
Cash commitment payments to LINICO Corporation	—	(1,500,000)
Proceeds from Lucerne's mineral properties option	750,000	—
Advances to Sierra Springs Opportunity Fund, Inc.	(1,300,000)	(2,150,000)
Proceeds from repayment by Sierra Springs Opportunity Fund, Inc.	1,300,000	—
Purchase of mineral rights and properties, plant and equipment	(553,200)	(40,750)
Purchases related to construction in progress	(95,214)	—
Proceeds from principal payment on note receivable	2,502	144
Proceeds from sale of Tonogold Resources, Inc. common shares	169,701	502,951
Change in reclamation bond deposit	(64)	(65)
Net cash used in investing activities	(226,275)	(3,245,343)

	03/31/22	03/31/21
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt principal and financing lease	(8,389)	(3,511,914)
Proceeds from the issuance of common stock	—	18,020,000
Sale of treasury stock	2,721	—
Investment in LINICO by Aqua Metals	500,000	—
Common stock issuance costs	(70,000)	(997,999)
Repurchase of employee stock options	—	(194,581)
Net cash provided by (used) in financing activities	424,332	13,315,506
Net increase (decrease) in cash	(3,663,181)	7,862,865
Cash at beginning of period	5,912,188	2,431,944
Cash at end of period	$2,249,007	$10,294,809

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock received in the rescission of the LPB transaction	5,110,000	—
Note receivable exchanged for investment in Comstock Mining LLC	(6,650,000)	—
Issuance of common shares for stock issuance costs	—	250,003
Issuance of common shares for investment in LINICO Corporation	—	6,250,000
Initial value of common shares for derivative asset related to investment in LINICO Corporation	—	500,000

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK MINING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REFERENCES TO THE COMPANY

Unless context otherwise indicates, the terms we, us, our, Comstock, or the Company mean Comstock Mining Inc., and its subsidiaries on a consolidated basis.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Comstock Mining Inc. and its wholly-owned subsidiaries (we, us, our, Comstock, or the Company), is a leading innovator of technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon. We expect to generate revenue by developing, using, selling, and supporting new clean technologies that facilitate the more efficient use of scarce natural resources. We are commercializing environment-enhancing, material science-based technologies, products, and processes including carbon neutral cellulosic bio-fuels and carbon reducing lithium-ion battery metal recycling.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Mining Inc. and its wholly-owned subsidiaries, Comstock Innovation Corporation (“CIC”) and Comstock IP Holdings LLC ("CIP") since their acquisition in September 2021, Comstock Engineer Corporation.(“CEC”) since its acquisition in June 2021, MANA Corporation (“MANA”) since its acquisition in July 2021, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, and, Comstock Mining LLC, since its re-acquisition on March 31, 2022, Comstock Real Estate Inc., Comstock Industrial LLC, Downtown Silver Springs LLC ("DTSS"), and the 90% owned LINICO Corporation since its majority acquisition on December 31, 2021. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020.

Operating results for the three months ended March 31, 2022 may not be indicative of full year results expected for 2022.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2022, and our results of operations, cash flows and changes in equity for the three months ended March 31, 2022 and 2021.

DESCRIPTION OF THE BUSINESS

Comstock innovates technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon. Comstock plans to achieve financial, natural, and social gains by building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities, commercializing complimentary process solutions and related services, and licensing selected technologies to strategic partners.

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

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada. During 2021 and 2022, we completed a series of transactions that were designed to build on our competencies and position us to address and capitalize on the global transition to clean energy. Those transactions primarily included (i) our sale and subsequent optioning for sale of Comstock Mining LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 100% of MANA

Corporation, and 90% of LINICO Corporation, (iii) our acquisition of intellectual property assets from FLUX Photon Corporation, and (iv) our purchase of 48.19% of Quantum Generative Materials LLC and other minority investments. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our Company and business into an emerging leader in the innovation and sustainable production of renewable energy products, including cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2, Acquisitions and Investments.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $251.9 million at March 31, 2022. For the three months ended March 31, 2022, the Company recognized a net loss of $6.4 million and cash and cash equivalents decreased by $3.7 million from $5.9 million at December 31, 2021 to $2.2 million at March 31, 2022. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) sales of engineering services and technology licenses (iii) the repayment of advances from SSOF, (iv) planned sales of Tonogold Resources, Inc. ("Tonogold") common shares and other Tonogold reimbursements and (v) sales of equity securities. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the sale of Tonogold securities, repayment of advances to SSOF, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration statement. Declines in the market value of properties held for sale, or declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2022 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

COVID-19

The outbreak in 2020 of the novel coronavirus (“COVID-19”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans, have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental interventions. For more than two years in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state. On February 10, 2022, after a marked decline in new omicron variant cases, Nevada Governor Steve Sisolak issued Directive 052 and announced that the state was dropping its statewide mask mandate, "effective immediately". We are operating in alignment with these guidelines for protecting the health of our employees, partners and suppliers.

ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this update on January 1, 2022 did not have a material impact on our condensed consolidated financial statements.

In March 2021, the FASB issued ASU 2021-07 (Topic 323), Investments – Equity Method and Joint Ventures. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for fiscal years, beginning after December 15, 2021. The adoption of this update on January 1, 2022 did not have a material impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2        ACQUISITIONS AND INVESTMENTS

Acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation)

On September 7, 2021, we acquired 100% of the issued and outstanding voting equity of Comstock Innovations Corporation (“Comstock Innovations”), in exchange for 8,500,000 restricted shares of our common stock with a fair value of $14,952,806.

The Comstock Innovations acquisition brings an array of patented, patent-pending and proprietary process technologies that were designed to convert low cost, ubiquitous woody biomass feedstocks into renewable fuels and other carbon neutral alternatives for fossil fuel derivatives. Comstock Innovations operates a commercial pilot cellulosic fuel facility that converts woody biomass into cellulosic ethanol and co-product precursors for renewable diesel and other carbon neutral alternatives to fossil fuels.

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

For the three months ended March 31, 2022, Comstock Innovations recognized no revenue and incurred a loss of $1,324,467.

The pro forma financial information below represents the combined results of operations for the three months ended March 31, 2021 as if the acquisition had occurred as of Comstock Innovations' date of incorporation of March 1, 2021, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

March 31, 2021

Revenue	$48,500

Net income (loss)	8,129,285

Acquisition of Assets from FLUX Photon Corporation

On September 7, 2021, we purchased all of the intellectual property assets of Comstock Innovations’s affiliate, FLUX Photon Corporation (“FPC”), in exchange for performance-based cash payments equal to 20% of our future consolidated Net Cash Flow (as defined in the related Asset Purchase Agreement) up to $18,000,000. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, thereby decreasing the potential performance-based cash payment to $17,650,000. We have not recorded the purchased assets or related contingent purchase consideration (other than the $350,000 down payment mentioned above), as we have determined the fair value of the intellectual property is not realizable in the foreseeable future, and the contingent purchase consideration is neither probable nor reasonably estimable. The FPC intangible assets will recognized as payments are made under the Asset Purchase Agreement or when payments become probable and reasonably estimable. Based on historical and continuing losses and no current evidence the value of the asset would be recoverable through the use FPC's research activities, the intangible asset was deemed unrecoverable as of March 31, 2022 and was fully impaired. We recognized an impairment loss of $338,034 (net of accumulated amortization) in impairment of investments and intangible assets in the statement of operations during the three months ended March 31, 2022 in the renewable energy products segment.

Acquisition of MANA Corporation

On July 23, 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA (“MANA”), an industrial hemp technology development, marketing, and management company, in exchange for 4,200,000 restricted shares of our common stock with a fair value of $6,528,453.

For the three months ended March 31, 2022, MANA recognized no revenue and net income of $252,000.

The pro forma financial information below represents the combined results of operations for the three months ended March 31, 2021, as if the acquisition had occurred as of MANA’s February 16, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

March 31, 2021

Revenue	$48,500

Net loss	$8,111,310

Acquisition of Assets in LINICO Corporation

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (“February Agreement”). The chief financial officer of AQMS is also a member of the Company’s board of directors.

Pursuant to the February Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3,000,000 shares of our restricted common stock with a fair value of $6,750,000 in payment of the purchase price; $6,250,000 of which was in connection with our investment and $500,000 of which was recognized as a related derivative asset. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we owned 45.45% of LINICO in substance common shares and 48.78% of voting shares. Our chief executive officer is a member and Chairman of the LINICO board of directors.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director equating to 90% ownership. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date. In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock Shares”) to the former chief executive officer. If and to the extent that the sale of the Comstock shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162 less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer, at any time during or prior to his sale of the Comstock shares. At December 31, 2021, we owned 90% of LINICO's issued and outstanding equity and the remaining 10% was owned by AQMS.

During the three months ended March 31, 2022, the Company and AQMS made additional investments in LINICO of $1,140,000 and $500,000, respectively. As a result, as of March 31, 2022, we own 88.35% of LINICO's issued and outstanding equity and the remaining 11.65% is owned by Aqua Metals Inc. (“AQMS”).

Acquisition of Renewable Process Solutions, Inc.

On June 18, 2021, we acquired 100% of the issued and outstanding equity and voting shares of Comstock Engineering Corporation ("Comstock Engineering"), a process engineering and renewable technology development company, in exchange for 1,000,000 restricted shares of our common stock, with a fair value of $2,304,806.

For the three months ended March 31, 2022, Comstock Engineering recognized no revenue and net loss of $64,659.

The pro forma financial information below represents the combined results of operations for the three months ended March 31, 2021 as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented nor indicative of future operating results.

March 31, 2021

Revenue	$48,500

Net income (loss)	$8,076,141

Summary of Noncurrent Investments

Our investments are accounted for under the equity method, with one investment accounted for at cost less impairment.

At March 31, 2022 and December 31, 2021, our non-current investments include:

	March 31, 2022		December 31, 2021
	Investment	Ownership %	Investment	Ownership %
LP Biosciences LLC	$—	—%	$4,227,587	48.19%
Quantum Generative Materials LLC	13,440,541	48.19%	13,645,946	48.19%
Green Li-ion	4,517,710	20.22%	4,577,000	20.22%
Mercury Clean Up, LLC	—	25.00%	1,975,026	25.00%
MCU Philippines, Inc.	—	50.00%	499,269	50.00%
Pelen Limited Liability Company	607,805	25.00%	591,051	25.00%
Total equity method investments	18,566,056		25,515,879
Sierra Springs Opportunity Fund, Inc., at cost	335,000		335,000
Total Investments	$18,901,056		$25,850,879

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method is as follows:

	2022*	2021
Current assets	$8,897,693	$8,218,932
Non-current assets	13,873,703	11,585,338
Current liabilities	2,530,296	3,101,523
Non-current liabilities	2,000,000	2,000,000

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	89,714	19,700
Gross Profit	76,892	19,700

Net income (loss) and net income (loss) attributable to the entity	$(901,502)	$(354,852)
* Information presented as of December 31, 2021 and September 30, 2021, and for the three months ended December 31, 2021 and 2020, respectively. All equity method investments are accounted for on a one-quarter lag.

The excess of our investment values over the net assets of the individual investees is primarily comprised of goodwill. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's common stock in the table above held by investees and make-whole derivatives of $10 million and $8 million, which is included in non-current assets as of March 31, 2022 and December 31, 2021 in the table above, respectively, and long-term debt due to the Company of $2 million, which is included in non-current liabilities as of both March 31, 2022 and December 31, 2021.

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

At closing, we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in stock for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. In 2021, we paid $4,250,000 in cash toward the $5,000,000 in scheduled cash commitment. At closing, we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset. For the three months ended March 31, 2022, the Company recorded $205,405 in equity loss from affiliates for the investment in GenMat.

Investment in LP Biosciences LLC

On February 28, 2022, the Company and the other parties to the LP Biosciences LLC ("LPB") transactions mutually agreed to terminate the transaction documents. Upon termination of the transactions, each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except for payment obligations under the termination agreement and tax obligations in respect of their ownership of LPB through the date of termination. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The carrying value of our investment as of the settlement date was $4,173,000, after an impairment loss of $54,587, and the derivative asset was valued at $937,000, a total combined value of $5,110,000, which was recorded directly to additional paid-in capital in the statement of equity. No gain or loss between the recorded amount at the disposition date and the original value recorded to equity in the July 2021 acquisition of $10,812,669 was recognized.

The Company incurred additional expenses of approximately $250,000 in connection with the termination of the transaction, which was recorded as other expense in the statement of operations for the three months ended March 31, 2022.

As of December 31, 2021, the notes receivable, prepaid assets and other deposits associated with LP Biosciences of $1,076,258 were written off, including $500,000 of restricted cash held in escrow, which LPB had rights to under the termination agreement

Investment in Green Li-ion Pte, Ltd.

As part of our acquisition of the LINICO assets on December 30, 2021, we acquired 20.22% of Green Li-ion Pte, Ltd., a Singaporean company ("Green Li-ion"). Prior to acquisition, LINICO purchased the investment and secured the rights to purchase Green Li-ion’s patented process equipment, with exclusive rights for the U.S. market, enabling the future production of 99.9% pure lithium-ion cathodes. The Green Li-ion technology is complementary to LINICO’s technology, which takes battery to black mass and extracts lithium from the black mass. The investment had a fair value of $4,577,000 at acquisition and is accounted for under the equity method. For the three months ended March 31, 2022, we recognized $59,290 in equity loss from affiliates for the investment in Green Li-ion.

Transactions Involving Comstock Minerals, Sale of Comstock Mining LLC

On January 24, 2019, the Company entered into a membership interest purchase agreement, as amended and restated on September 8, 2020, to sell its interests in Comstock Mining LLC, a wholly-owned subsidiary with sole net assets of the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold"). The transfer of 100% ownership of Comstock Mining LLC to Tonogold was completed in September 2020.

There were three agreements between the Company and Tonogold associated with the September 2020 sale of the membership interests of Comstock Mining LLC: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for our American Flat processing facility. Under the two agreements, Tonogold was required to reimburse certain payments made by Comstock including but not limited to all costs associated with owning certain properties, and certain option, interest expense and lease payments.

We agreed to receive a portion of the purchase price through a note receivable issued by Tonogold in the principal amount of $4,475,000 in September 2020 (the "Tono Note"), which increased to $5,550,000 in March 2021 and to $6,650,000 in June 2021. The Tono Note bore interest at the rate of 12% per annum, payable monthly in arrears, and default interest at the rate of 18% per annum. Tonogold was in default for nonpayment of its interest and reimbursement obligations beginning on September 1, 2021. The Tono Note had a maturity date of March 31, 2022.

On March 26, 2022, we entered into an Option Agreement with Tonogold, as modified on March 31, 2022 (the "Option Agreement") whereby we agreed to extinguish the note in exchange for the membership interests of Comstock Mining LLC. The agreement also provided Tonogold an option to repurchase the Comstock Mining LLC membership interests by December 31, 2022 for $7,750,000 in exchange for an option payment of $750,000, extendable to July 1, 2023 with payment of an extension fee of $500,000 before December 31, 2022. Further, the agreement required payment of $250,000 toward the outstanding accrued interest and reimbursements due, which were not extinguished.

To maintain the option, Tonogold agreed to continue to reimburse all costs associated with owning the properties, and certain option, interest expense and lease payments.

The acquisition of the membership interests was accounted for as an asset acquisition as of March 31, 2022. The face value of the note at maturity of $6,650,000 approximated its fair value, and this amount plus acquisition costs of approximately $2,300 were netted with the $750,000 option payment received from Tonogold and applied to the net assets acquired as follows:

Fair value of consideration transferred:
Tonogold note receivable	$6,650,000
Direct costs of acquisition	2,306
Less option payment received from Tonogold	(750,000)
Total fair value of consideration	5,902,306

Recognized amounts of identifiable assets acquired and liabilities assumed:
Mineral properties	6,844,474
Asset retirement obligation	(942,168)
Total identifiable net assets	$5,902,306

Investment in Mercury Clean Up LLC

On June 21, 2019, as amended July 3, 2019, April 10, 2020 and December 4, 2020, the Company entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”) with MCU. Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions that was payable in cash of $1.15 million and shares of the Company's common stock with a value of $0.85 million, in exchange for 15% of the fully-diluted membership interest of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”).

For the three months ended March 31, 2022 and 2021, respectively, the Company recorded $14,578 in equity loss and $1,193 in equity income from affiliates for the investment in MCU. Based on recent findings related to MCU-P operations, the lack of a known, cash-generating alternative operating site, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and we no longer expect to recover the investment. During the three months ended March 31, 2022, the investment of $1,960,448 in Mercury Clean Up LLC was deemed unrecoverable and was fully impaired.

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

At December 31, 2021, the net balance of the note receivable was $2,000,000. For the three months ended March 31, 2022 and 2021, we recognized implied interest income of $30,072 and $20,267, respectively.

For the three months ended March 31, 2022 and 2021, respectively, the Company recorded $4,385 and $23,940 in equity loss from affiliates for the investment in MCU-P.

MCU-P identified an opportunity to remediate mercury in the Philippines in July 2020. All permits were in place at the end of 2020 and operations commenced at the lower end of the river, where no meaningful amounts of mercury-gold amalgam were found. The operations moved up river in 2022, where more mercury-gold amalgam was understood to exist. After three months of sampling, management determined there are insufficient gold grades to produce cash flows sufficient to recover its investment and notes receivable from MCU-P. During the three months ended March 31, 2022, the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were both deemed unrecoverable and fully impaired.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, Sierra Springs Opportunity Fund ("SSOF") which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. We expect to own 9% of SSOF upon issuance by SSOF of all 75 million authorized shares to investors. At March 31, 2022, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.72% of total as converted SSOF common shares.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at March 31, 2022 and December 31, 2021 include:

	03/31/22	12/31/21
Current portion
Sierra Springs advances receivable	$4,935,000	$4,935,000
Other notes receivable	27,043	29,545
Total notes receivable and advances, current portion	$4,962,043	$4,964,545

Non-current portion
Tonogold note receivable, face value	—	6,650,000
Unrealized gain	—	605,000
Tonogold note receivable, fair value	—	7,255,000
MCU-P note receivable, face value	—	2,000,000
Unamortized discount for implied interest	—	(401,159)
MCU-Philippines note receivable, non-current portion, net	—	1,598,841
Total notes receivable and advances, net	$4,962,043	$13,818,386

Tonogold Option Agreement, Reconveyance of Lucerne mine and related assets, and Tonogold Note Receivable

We recognized a loss on the change in fair value of $605,000 and a gain of $745,500 in other income and expense for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022, we agreed to extinguish the Tonogold note receivable principal of $6,650,000 in exchange for the membership interests of Comstock Mining LLC under the Option Agreement (see Note 2, Acquisitions and Investments).

Advances to Sierra Springs Opportunity Fund, Inc.

On January 3, 2022, the Company made an additional SSOF Advance of $1,300,000, for use by SSE in paying deposits for contracted property purchases. This amount was fully repaid on January 26, 2022. SSE assigned all assignable rights, title and interest in SSE’s property purchases to the Company until such time as the SSOF Advances are repaid.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at March 31, 2022 and December 31, 2021, respectively, include the following:

	03/31/22	12/31/21
Land	$6,328,338	$6,328,338
Real property leased to third parties	3,298,312	3,298,311
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	5,221,158	4,438,657
Accumulated depreciation	(27,284,196)	(27,146,379)
Total property, plant and equipment, net	$15,208,357	$14,563,672

During the three months ended March 31, 2022 and 2021, the Company recognized depreciation expense of $137,816 and $114,906, respectively.

Mineral Rights and Properties

Comstock and its subsidiaries own, control, or retain an interest in 9,358 acres located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. These mineral properties include the reconveyance of the Lucerne mine and related mineral properties now subject to the Lucerne Option with Tonogold. Our properties at March 31, 2022 and December 31, 2021 consisted of the following:

	03/31/22	12/31/21
Comstock Mineral Estate	$6,261,706	$6,261,706
Lucerne mineral properties	6,844,474	—
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$13,513,585	$6,669,111

The Comstock Mineral Estate is partitioned for management purposes based on identified resource areas and exploration targets. During the three months ended March 31, 2022 and 2021, we did not record any depletion expense, as none of the properties are in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

LINICO Construction in Progress

At March 31, 2022 and December 31, 2021, respectively, LINICO had $4,020,473 and $3,219,607 in construction in progress which included $3,931,339 and $3,219,607, respectively, in deposits with various vendors for the plant and equipment. Depreciation for the related assets will begin once they are placed in service.

NOTE 5        RECLAMATION BOND DEPOSIT

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation at March 31, 2022. The Company also has a $0.5 million surety bond with Storey County for mine reclamation at March 31, 2022. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at March 31, 2022, and December 31, 2021.

The reclamation bond deposit at March 31, 2022 and December 31, 2021 consisted of the following:

	03/31/22	12/31/21
Lexon surety bond cash collateral	2,589,072	2,589,008
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,696,008	$2,695,944

The Lexon collateral at March 31, 2022 and 2021 includes earned income of $89,072 and $89,008 respectively, which has been left on deposit at BNY Mellon. The total cash collateral is a component of the reclamation bond deposit on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.
NOTE 6        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2022 and December 31, 2021 include the following:

Description	Estimated Economic Life	March 31, 2022	December 31, 2021

Developed technologies	10 years	$19,382,401	$18,882,401
Lease intangible	30 years	3,621,488	3,621,488
License agreements	10 years	510,752	510,752
In-process research and development	10 years	—	350,000
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(907,267)	(338,958)
Intangible assets, net		$22,756,992	$23,175,301

Accumulated amortization as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Developed technologies	$691,042	$231,920
Lease intangible	30,325	—
License agreements	60,981	20,625
In-process research and development	—	2,991
Customer agreements	122,613	81,923
Distribution agreements	2,130	1,499
Trademarks	176	—
Accumulated amortization	$907,267	$338,958

Amortization expense related to intangible assets of $568,309 was recorded for the three months ended March 31, 2022. Accumulated amortization of $11,964 was written off as part of the impairment of the Flux Photon intangible asset during the three months ended March 31, 2022.

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

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. Comstock IP Holdings is also party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual

Properties, Inc. (“VTIP”) pursuant to which Comstock IP Holdings agreed to (i) pay Virginia Tech $438,410 to conduct sponsored research; and (ii), license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of the applicable net sales, subject to a minimum annual royalty of $5,000 per year. The Company also has developed technologies valued at $19,382,401 (See Note 2, Acquisitions and Investments). During the three months ended March 31, 2022, the Company paid $500,000 toward the license fees.

Future minimum amortization expense is as follows at March 31, 2022:

Remainder of 2022	$1,592,316
2023	2,118,936
2024	2,114,784
2025	2,114,784
2026	2,114,784
Thereafter	12,701,388
$22,756,992

Changes in the intangible assets and goodwill balances for the three months ended March 31, 2022 are presented below:

	As of December 31, 2021	Additions	Impairment	Amortization	As of March 31, 2022
Intangible assets	23,514,259	500,000	(350,000)		23,664,259
Accumulated amortization	(338,958)		—	(568,309)	(907,267)
Goodwill	12,788,671	—	—	—	12,788,671
Total intangible assets and goodwill	35,963,972	500,000	(350,000)	(568,309)	35,545,663

All intangibles and goodwill are associated with the Renewable Energy Products segment.

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	March 31, 2022	December 31, 2021
Finance lease right-of-use asset, net	Right of use asset	$14,907,725	$15,033,000
Operating lease right-of-use asset, net	Other assets	45,732	46,897
Total right of use assets		$14,953,457	$15,079,897

Operating lease liability - current	Accrued expenses and other liabilities	$4,585	$4,388
Operating lease liability - long-term	Other liabilities	44,166	45,403
Finance lease liability	Lease liability	13,035,110	$13,043,499
Total lease liabilities		$13,083,861	$13,093,290

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended
	03/31/22	03/31/21
Finance lease cost:
Amortization of right-of-use assets	$125,275	$—
Interest on lease liabilities	195,611	—
Operating lease cost	2,525	2,525
Total lease cost	$323,411	$2,525

Other information
Operating cash flows from operating leases	$9,350	$9,050
Financing cash flows from finance leases	$8,389	$—
Weighted-average remaining lease term - finance leases	0.50	—
Weighted-average remaining lease term - operating leases	6.50	6.75
Weighted-average discount rate - finance leases	6%	6%
Weighted-average discount rate - operating leases	11%	11%

Finance Lease

LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, for an industrial lease, including the land, buildings and related improvements (the “Battery Recycling Facility”). AQMS is the non-controlling interest holder for LINICO and is also a related party. We expect the make lease payments of $81,600 from April to September 2022, and we expect to exercise the option to purchase the facility for an additional $13,000,000 (for a total of $14,250,000 with deposits made to date) on or before October 1, 2022.

Maturities of lease liabilities for the Company's finance lease are $13,693,600, all payable in 2022, with imputed interest of $650,101.

Operating Lease

The Company has an operating lease, as lessee, with Sutro as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease. For the three months ended March 31, 2022 and 2021, the fixed operating lease expense was $2,525 and $2,525, respectively. At March 31, 2022, the remaining lease term is 6.51 years.

Minimum lease payments by fiscal year for the Company's operating lease is as follows:

For the remainder of 2022	7,250
2023	9,950
2024	10,250
2025	10,550
2026	10,850
Thereafter	20,650
Total lease payments	69,500
Less: Imputed interest at 11%	(20,749)
Present value of operating lease liabilities	$48,751

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $54,625 and $48,500 for the three months ended March 31, 2022 and 2021, respectively.

Minimum lease payments for operating leases to others are as follows:

For the remainder of 2022	$139,450
2023	166,325
2024	22,725
2025	96,000
2026	96,000
Thereafter	288,000
Total Minimum Lease Income	$808,500

NOTE 8        DEBT OBLIGATIONS

Debt at March 31, 2022 and December 31, 2021 consisted of the following:

	03/31/22	12/31/21
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$5,000,000	$5,000,000
Less: debt discounts and issuance costs	(470,932)	(513,744)
Total debt, net of discounts and issuance costs	4,529,068	4,486,256

GHF, Inc. Unsecured Promissory Notes

We entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, and the Daney Ranch, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral. If the promissory note has not been paid in full on or prior to December 15, 2022, the Company will issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022. At December 31, 2021, the warrants were valued at $70,879. We recognized interest expense of $86,301 which includes OID amortization of $42,812 during the three months ended March 31, 2022 in connection with the GHF 2021 Note.

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

NOTE 9     LONG-TERM RECLAMATION LIABILITY

At March 31, 2022 and December 31, 2021, we had asset retirement obligations of $6,470,156, and $5,445,672. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility and Lucerne, Dayton project, and enhanced reclamation obligations in Storey County. Effective January 1, 2021, we updated the expected reclamation commencement date from December 31, 2022 to December 31, 2025. This resulted in a reduction in the liability of $926,434 at January 1, 2021 and was recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.

On March 31, 2022, the Company reacquired the membership interests of Comstock Mining LLC and recognized an asset retirement obligation associated with the Lucerne mine assets of $942,168 (see Note 2 Acquisitions and Investments). To calculate the estimated obligation, we used estimated reclamation costs of $1,159,236, an inflation rate of 2.94%, a credit-adjusted risk-free rate of 8.45% and an estimated reclamation date of December 31, 2025.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Long-term reclamation liability — beginning of period	$5,445,672	$6,054,919
Addition associated with the Lucerne mine	942,168	—
Reduction of obligation due to extension of time		(926,434)
Accretion of reclamation liability	82,316	317,187
Long-term reclamation liability — end of period	$6,470,156	$5,445,672

NOTE 10    COMMITMENTS AND CONTINGENCIES

CONTINGENT PAYMENT OBLIGATIONS

FLUX Photon Corporation

The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, which reduced the stated purchase price to $17,650,000 at December 31, 2021. The intangible asset was deemed unrecoverable as of March 31, 2022 and was fully impaired (See Note 2, Acquisitions and Investments).

MANA Corporation

On July 23, 2021, the Company entered into a Securities Exchange Agreement to purchase 100% of the issued and outstanding equity of MANA Corporation. MANA provides industrial hemp origination, toll processing, sales, marketing, commodities, co-products management, and related products and services. MANA has a contingent payment obligation equal to 20% of MANA’s future net cash flow deriving from sales of industrial hemp and its derivatives, as defined in the applicable agreement, in an amount up to $8,600,000. This amount has not been recorded in our condensed consolidated financial statements for the three months ended March 31, 2022, as it has been determined to be neither probable nor reasonably estimable.

Comstock Innovations - Pilot Facility

In April 2021, Comstock Innovations, our wholly-owned technology research and development subsidiary, entered into a license agreement and an asset purchase agreement with American Science and Technology Corporation (“AST”). Pursuant to the terms of the asset purchase agreement, Comstock Innovations agreed to purchase substantially all of the real and personal property located at 6445 Packer Drive, Wausau, Wisconsin 54401 (“Pilot Facility”), including pilot scale processing equipment used in connection with some of our cellulosic fuels and electrification metals extraction and refining processes. The purchase agreement calls for a purchase price of $3,920,000 in installments of $35,000 per month from May 1, 2022 to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. The costs associated with the Pilot Facility’s research and development support operations are allocated (on a time and materials basis at cost) to our cellulosic fuels, electrification metals, cleantech engineering, technology licensing, and strategic and other investments segments, as applicable. The license agreement provided for use of the Pilot Facility through April 30, 2022 and all payments under this agreement were fully satisfied in January 2022.

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at March 31, 2022:

Year	Leases
Remainder of 2022	$72,000
2023	114,000
2024	108,000
2025	110,000
2026	150,000
Thereafter	1,662,250
Total minimum annual lease payments	$2,216,250

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

Mineral and Mining Leases

The Company is party to lease agreements with Tonogold. On September 16, 2019, as amended and restated on December 23, 2019, the Company, as lessor, entered into a 10-year, renewable mineral exploration and mining lease with Tonogold for certain mineral properties owned or controlled by the Company (the "Exploration Lease"). The Exploration Lease grants Tonogold the right to use these properties for mineral exploration and development, and ultimately the production, removal and sale of minerals and certain other materials. Tonogold pays to the Company a quarterly lease fee of $10,050. The lease fee will escalate 10% each year on the anniversary date of the Exploration Lease. Tonogold also reimburses the Company for all costs associated with owning the properties, including, but not limited to, lease payments for underlying, third-party leases. The Exploration Lease also provides for royalty payments when mining operations commence.

On November 18, 2019, the Company, entered into an agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mineral Properties (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1,100,000 in expenses per year to maintain the option. The Lease Option Agreement remains in effect, but has not yet been exercised. The Lease Option Agreement expires in November 2025. Expense under leases for the three months ended March 31, 2022 and 2021was $20,321 and $41,446, respectively. Tonogold reimbursements of lease costs for the three months ended March 31, 2022 and 2021 were $25,150 and $21,050, respectively.

OTHER

On August 20, 2021, former employees of the Company filed a wrongful termination lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the termination of their employment. On March 4, 2022, the Company and the former employees agreed to a settlement, which will result in the litigation being dismissed. At March 31, 2022 and December 31, 2021, the agreed upon severance and related costs are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

At March 31, 2022, the Company accrued an additional $175,000 in other severance and related costs.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11    EQUITY

Issuance of Unregistered Shares of Common Stock

There were no issuance of restricted shares of our common stock in connection with acquisitions, investments and other endeavors during the three months ended March 31, 2022.

On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the Transaction Documents. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in a 90% controlling interest (see Note 2, Acquisitions and Investments). The remaining 10% ownership is held by AQMS (see Note 17, Related Party) and is accounted for as a noncontrolling interest in our condensed consolidated financial statements. During the three months ended March 31, 2022, the Company and AQMS made $1,140,000 and $500,000 in additional investments, respectively. Losses attributable to the non-controlling interest owner were $168,468 for the three months ended March 31, 2022.

Treasury Stock

Our treasury stock consists of 3,000,000 shares held by our 88.35% owned subsidiary LINICO. We expect to sell the shares in 2022. We have presented the cost of the acquired stock as a deduction from equity. We received proceeds on sales of 1,485 shares of treasury stock totaling $2,721, recognized as an increase in additional paid-in capital of $805, representing the gain on sales of treasury stock, and a decrease in treasury stock of $1,916, representing the cost basis of shares sold during the three months ended March 31, 2022.

NOTE 12    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2022:

		Fair Value Measurements at
		March 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$1,100,293	$1,100,293	$—	$—
Other equity securities	7,449	7,449	—	—
Total assets measured at fair value	$1,107,742	$1,107,742	$—	$—

Liabilities:
LINICO acquisition derivative liability	$(1,413,162)	$—	$(1,413,162)	$—
GenMat derivative liability	(4,990,000)	—	(4,990,000)	—
Total liabilities measured at fair value	$(6,403,162)	$—	$(6,403,162)	$—

The following table presents our assets and liabilities at December 31, 2021, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$910,559	$910,559		$—		$—
Tonogold note receivable	7,255,000	—		—		7,255,000
MCU derivative asset	342,000	—		342,000		—
Other equity securities	15,260	15,260		—		—
Total assets measured at fair value	$8,522,819	$925,819		$342,000		$7,255,000

Liabilities:
LINICO acquisition derivative liability	$(2,743,162)	$—		$(2,743,162)		$—
GenMat derivative liability	(6,130,000)	—		(6,130,000)		—
Total liabilities measured at fair value	$(8,873,162)	$—	0	$(8,873,162)	-8873162	$—

The following table provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	03/31/22	12/31/21
Beginning Balance	$7,255,000	$5,498,500
Total change in fair value recognized in earnings
Tonogold note receivable	(605,000)	(418,500)
Additions
Tonogold note receivable	—	2,175,000
Deductions
Exchange of note receivable associated with Tonogold agreement	(6,650,000)	—
Ending balance	$—	$7,255,000

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Common Shares

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At March 31, 2022 and December 31, 2021, we held 7,419,375 and 8,671,985 Tonogold common shares with fair values of $1,100,293 and $910,558, respectively. The fair values of the common shares are based on the $0.15 and $0.11 closing share prices (OTC: TNGL), at March 31, 2022 and December 31, 2021, respectively. We recorded a gain of $415,205 and a loss of $891,039 on this investment in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Tonogold Note Receivable

On March 26, 2022, as amended March 31, 2022, the Company entered into an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under secured note in the principal amount owed of $6,650,000 to the Company. The Company recorded a loss of $605,000 and a gain of $745,500 for the change in fair value in other expense in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

LINICO Derivative Instruments

On February 15, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the February 15, 2021, the fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The value of the shares was based on the $2.25 closing price per share of our common stock on that date. The derivative was settled in December 2021 when the Company purchased a majority interest in LINICO (see Note 2, Acquisitions and Investments). We recorded $0 and $6,989,999 for the change in fair value in other income in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 Comstock Shares. If and to the extent that the sale of the Company's shares results in net proceeds greater than $7,258,162, then former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. At March 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $1.67. The fair value of the derivative liability as of March 31, 2022 was $1,413,162 We recorded an unrealized gain on the change in fair value of the derivative liability of $1,330,000 in the condensed consolidated statements of operations for the three months ended March 31, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Instruments

On June 24, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. At March 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $1.67. At March 31, 2022, the fair value of the derivative liability was $4,990,000. We recorded an unrealized gain on the change in fair value of the derivative liability of $1,140,000 in the condensed consolidated statements of operations for the three months ended March 31, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the condensed consolidated statements of operations for the three months ended March 31, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder to additional paid in capital.

Other Financial Instruments

At March 31, 2022, the carrying amount of cash and cash equivalents, notes receivable and note payable, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13    STOCK-BASED COMPENSATION

2020 EQUITY INCENTIVE PLAN

During the three months ended March 31, 2022 and 2021, the Company recognized $47,700 and $47,700 for the vesting of stock awards issued in 2020.

During 2021, we granted, 1,170,000 performance shares to employees under the 2020 Plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share value basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and the estimated stock-based compensation expense is determined based on the probability of achieving each goal.

In March 2022, 40,000 performance shares were granted to employees under the 2020 Plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares which vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date of $1.68 per share, and stock-based compensation was determined based on the probability of achieving each goal.

The performance vesting based on the Company share price were valued using a path-dependent model with the following inputs:

	January 4, 2021	June 8, 2021	July 12, 2021	August 30, 2021	March 28, 2022
Total shares granted	1,055,000	60,000	25,000	30,000	40,000
Performance condition valuation inputs:
Performance condition shares	527,500	30,000	12,500	15,000	20,000
Stock price at grant date	$1.10	$3.51	$3.17	$3.04	$1.68
Market condition valuation inputs:
Market condition shares	527,500	30,000	12,500	15,000	20,000
Beginning stock price	$1.10	$3.51	$3.17	$3.04	$1.68
Volatility	77%	93%	93%	95%	95%
Risk-free rate	0.36%	0.79%	0.71%	0.65%	2.51%
Number of iterations	100,000	100,000	100,000	100,000	100,000
Fair value per share	$0.41	$2.71	$2.38	$2.26	$0.91
Term (in years)	3.2	1.7	1.8	1.8	2.2

Stock-based compensation for employee performance share grants totaling $60,899 and $49,311 was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. No shares have vested at March 31, 2022. During the three months ended March 31, 2022, 30,000 performance shares were forfeited.

At March 31, 2022, unamortized stock-based compensation for the 2020 equity incentive plan was $1,150,014 and will be amortized over the remaining vesting terms.

2011 EQUITY INCENTIVE PLAN

In March 2021, 48,650 of the stock options were repurchased and cancelled in lieu of being exercised. Cash paid for the stock options totaling $194,581 for the three months ended March 31, 2021 was deemed to be the incremental fair value of the stock options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the condensed consolidated balance sheets. At March 31, 2022, the intrinsic value of the remaining 72,650 stock options outstanding was $80,642.

NOTE 14    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the three months ended March 31, 2022 and March 31, 2021:

	03/31/22	03/31/21
Change in fair value Tonogold note receivable	(605,000)	745,500
Tonogold amendment fee and charges	14,652	262,500
LPB settlement and related expenses	(250,000)	—
Equity loss in affiliates	(266,903)	(31,454)
All other	(23,556)	22,945
Total other income (expense)	$(1,130,807)	$999,491

NOTE 15    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. For March 31, 2022, all common stock equivalent shares are antidilutive. For March 31, 2021, we had no common stock equivalent shares that were dilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	March 31, 2022	March 31, 2021
Numerator:
Net income (loss) attributable to Comstock Mining Inc.	$(6,378,555)	$8,188,231

Denominator:
Basic weighted average shares outstanding	67,351,776	37,740,011
Incremental shares - stock options	—	74,641
Diluted weighted average shares outstanding	67,351,776	37,814,652

Net income (loss) per common share:
Basic EPS	$(0.09)	$0.22
Diluted EPS	$(0.09)	$0.22

The weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by 2,650,238 or the three month period ended March 31, 2022, which is the number of treasury shares deemed to be owned by us through our ownership in LINICO. The remaining 349,465 treasury shares are deemed to be owned by AQMS.

NOTE 16    SEGMENT REPORTING

We have the following segments and reporting units: production and sale of renewable energy products and strategic and other investments.

Summarized financial information relating to our reportable segments is provided below. Certain amounts have been reclassified to conform to the current period presentation, most notably to reclassify our historical activities to our strategic and other investments segment. Our renewable energy products segment includes our new technologies and the resulting renewable energy products. Our strategic and other investments segment includes all other activities, including real estate, mining, equity method investments and general corporate costs. Strategic and other investments revenue is from real estate activities.

For the Three Month Period Ended March 31, 2022:	Renewable Energy Products:	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	54,625	$—	$54,625
Inter-segment revenue	877,974	—	(877,974)	—
Total segment revenue	877,974	54,625	(877,974)	54,625

Gross Profit	205,543	54,625	(205,543)	54,625

Operating expenses
Depreciation and amortization	400,083	444,446	—	844,529
Operating expenses	1,871,893	1,931,834	(205,543)	3,598,184
Total operating expenses	2,271,976	2,376,280	(205,543)	4,442,713

Loss from Operations	(2,066,433)	(2,321,655)	—	(4,388,088)

Other income (expense)
Gain (loss) on investments	—	351,624	—	351,624
Interest expense	(265,407)	(129,113)	69,796	(324,724)
Interest income	1,616	425,041	(69,796)	356,861
Change in fair value of derivative instruments	—	3,065,000	—	3,065,000
Equity loss in affiliates	—	(266,903)	—	(266,903)
Impairment of investment and assets	(54,587)	(4,422,302)	—	(4,476,889)
Other expenses	(56,889)	(807,015)	—	(863,904)
Total other expense, net	(375,267)	(1,783,668)	—	(2,158,935)

Net loss	(2,441,700)	(4,105,323)	—	(6,547,023)

Capital expenditures for three months ended March 31, 2022	$—	$782,500	$—	$782,500

Total assets at March 31, 2022	$43,096,560	$72,022,833	$—	$115,119,393

Investments, non-current at March 31, 2022	$4,517,710	$14,383,346	$—	$18,901,056

Goodwill at March 31, 2022	$12,788,671	$—	$—	$12,788,671

Construction in progress at March 31, 2022	$4,020,473	$—	$—	$4,020,473

For the Three Month Period Ended March 31, 2021	Renewable Energy Products:	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	$48,500	$—	$48,500

Gross Profit	—	48,500	—	48,500

Operating expenses
Depreciation and amortization	—	115,968	—	115,968
Operating expenses	—	(465,226)	—	(465,226)
Total operating expenses	—	(349,258)	—	(349,258)

Income from Operations	—	397,758	—	397,758

Other income (expense)
Gain (loss) on investments	—	(706,911)	—	(706,911)
Interest expense	—	(144,829)	—	(144,829)
Interest income	—	155,473	—	155,473
Change in fair value of derivative instruments	—	7,487,249	—	7,487,249
Equity loss in affiliates	—	(31,454)	—	(31,454)
Impairment of investment and assets	—	—	—	—
Other income, net	—	1,030,945	—	1,030,945
Total other income, net	—	7,790,473	—	7,790,473
				—
Net income	—	8,188,231	—	8,188,231
				—

Capital expenditures for three months ended March 31, 2021	$—	$40,750	$—	$40,750

Total assets at December 31, 2021	$43,001,837	$83,952,795	$—	$126,954,632

Investments, non-current at December 31, 2021	$8,804,587	$17,046,292	$—	$25,850,879

Goodwill at December 31, 2021	$12,788,671	$—	$—	$12,788,671

Construction in progress at December 31, 2021	$3,219,607	$—	$—	$3,219,607

NOTE 17    RELATED PARTY TRANSACTIONS

In addition to the related party disclosures included in Note 2, Acquisitions and Investments, the following related party transactions occurred during the March 31, 2022 and 2021.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. Kevin Kreisler, the Company’s president and chief financial officer, and David Winsness, the Company’s chief technology officer, are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint Mr. Kreisler to the Company’s board of directors in connection with the Company’s acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”) on September 7, 2021 (see Note 2, Acquisitions and Investments). The intangible asset was deemed unrecoverable as of March 31, 2021 and was fully impaired. We recognized an impairment loss of $338,034 in other income (expenses) in the statement of operations during the three months ended March 31, 2022 in the renewable energy products segment.

LINICO CORPORATION

During the three months ended March 31, 2022, the Company and AQMS invested $1,140,000 and $500,000 respectively, in cash investments to LINICO. As of March 31, 2022 we own 88.35% of LINICO's issued and outstanding equity and the remaining 11.65% is owned by AQMS. One of the members of the Company’s board of directors, is the chief financial officer of AQMS.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

The Company has funded a total of $4,935,000 in SSOF Advances. The Company funded advances of $1,300,000 and $2,150,000 during the three months ended March 31, 2022 and 2021, respectively. SSOF repaid advances of $1,300,000 and $— during the three months ended March 31, 2022 and 2021, respectively. SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 2, Acquisitions and Investments). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

SSOF is currently raising additional equity financing, including sufficient proceeds to fully pay the $4,935,000 SSOF Advances and the $9,740,000 required to close under its pending purchase agreement for Comstock’s Silver Springs Properties. The Company expects that transaction to be completed during 2022, thereby providing the Company with $14,635,000 in estimated cash proceeds.

The Company’s executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $450,000 investment and 9,000,000 voting shares of our CEO and two of our directors represent 30.8% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation of any kind from either SSOF or SSE.

NOTE 18    SUBSEQUENT EVENTS

On April 7, 2022, the Company purchased approximately 190 industrial acres in Lyon County, Nevada (the "Haywood Quarry”) for a total purchase price of $2.1 million. $50,000 of the purchase price was paid in cash and the remainder of the purchase price was paid via 1,500,000 shares of the Company's common stock. If such shares are sold for proceeds less than $2,050,000, then the Company will pay the seller cash equal to the shortfall. If such shares are sold for proceeds greater than $2,050,000, the seller will return cash or shares still held to the Company. Closing of the purchase of the Haywood Quarry will occur upon the seller's receipt of $2.1 million in cash. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and is part of one of the largest industrial parks in Lyon County. The Property has power, water and immediate highway access. The Company plans to immediately employ a portion of the property for used lithium-ion battery (“LIB”) storage, to support the battery metal recycling operations of LINICO. The property will receive, sort, and store waste LIBs and has immediate and easy access to roadways which simplifies as-needed transportation to LiNiCo’s battery metal crushing, separating and processing facility.

On April 12, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock with value of $300,000 to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company.

On April 13, 2022, the Company's compensation committee increased the base compensation of our named executive officers, effective March 28, 2022 by a total of $535,000.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements included herewith and the footnotes thereto and the risk factors contained herein.

OVERVIEW

Comstock innovates technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon. We intend to use our technologies to achieve exponential growth and extraordinary financial, natural and social returns by:

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

During 2020 and 2021, we completed a series of transactions that were designed to build on our competencies and reposition us to capitalize on the global transition to clean energy. Those transactions primarily included (i) our option to sell Comstock Mining LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 100% of MANA Corporation, and approximately 90% of LINICO Corporation, (iii) our acquisition of the intellectual property portfolio from FLUX Photon Corporation, and (iv) our investments of 48.19% of Quantum Generative Materials LLC, and other minority investments. These transactions added the management, employees, facilities, intellectual properties, and other assets needed to transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy products, primarily by commercializing two new lines of business, cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2 to our Condensed Consolidated Financial Statements, Acquisitions and Investments.

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

COVID-19

The outbreak in 2020 of the novel coronavirus (“COVID-19”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of social distancing measures, quarantine periods and travel bans, have caused material disruptions to many businesses and negatively impacted economic activities. Global equity markets have experienced significant volatility. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions. The impact and ultimate duration of the COVID-19 outbreak is currently unknown, as is the efficacy of these governmental interventions. For more than two years in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing, contact tracing, disease investigation and vaccine rollout in communities throughout the state. On February 10, 2022, after a marked decline in new omicron variant cases, Nevada Governor Steve Sisolak issued Directive 052 and announced that the state was dropping its statewide mask mandate, "effective immediately." We are operating in alignment with these guidelines for protecting the health of our employees, partners and suppliers.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three months ended March 31, 2022 and 2021:

	3/31/2022		3/31/2021	Change
Revenue	$54,625		$48,500	$6,125

Cost of goods sold	—		—	—
Gross profit	54,625		48,500	6,125

Selling, general and administrative expenses	2,402,766		(465,226)	2,867,992
Research and development	1,195,418		—	1,195,418
Depreciation and amortization	844,529		115,968	728,561
Total operating expenses	4,442,713	4442713	(349,258)	4,791,971

Loss from operations	(4,388,088)		397,758	(4,785,846)

Other Income (Expense)
Gain (loss) on investments	351,624		(706,911)	1,058,535
Interest expense	(324,724)		(144,829)	(179,895)
Interest income	356,861		155,473	201,388
Change in fair value of derivative instruments	3,065,000		7,487,249	(4,422,249)
Impairment of investments and intangible assets	(4,476,889)		—	(4,476,889)
Other income (expense)	(1,130,807)		999,491	(2,130,298)
Total other income (expense), net	(2,158,935)		7,790,473	(9,949,408)

Net income (loss)	$(6,547,023)		$8,188,231	(14,735,254)

Net income (loss) attributable to noncontrolling interest	$(168,468)		$—	(168,468)

Net income (loss) available to Comstock Mining Inc,	$(6,378,555)		$8,188,231	$(14,566,786)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues and gross profit for the three months ended March 31, 2022, increased to $54,625 from $48,500 for the same period in 2021, as a result of a slight increase in rental revenue from its higher rental income from its Gold Hill Hotel lease, which commenced in February 2021.

Selling, general and administrative expense for the three months ended March 31, 2022 increased to $2,402,766 from $(465,226) for 2021, primarily as a result of 2021 adjustments to the reclamation liability estimate, which was reduced by $0.9 million as a result of extending the estimated reclamation timing to five years, and the Northern Comstock accelerated payment reimbursed by Tonogold of $0.8 million, which adjustments reduced expenses during the three months ended March 31, 2021. In addition, we had an increase of approximately $1 million from higher employee costs related to new employees from 2021 acquisitions, higher legal and accounting fees and other costs, also from the increased 2021 transaction activity. Revenue, costs of sales, gross profit, and selling, general and administrative expenses in future periods will vary significantly depending on a number of factors, including the amount of renewable energy products that we produce and sell, the market prices for those products, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Research and development expenses for the three months ended March 31, 2022 were $1,195,418 and included costs related to development of a pilot scale system for processing woody biomass into intermediate materials that can be converted into paper products and fuels and the pilot scale system for crushing and separating lithium ion batteries. These systems will be used to validate the processes and develop parameters for upscaling these renewable technologies. Our Comstock Engineering and Comstock Innovations subsidiaries, which were acquired in the second and third quarters of 2021, respectively, are leading the developments of these commercializing technologies. No similar costs were incurred in the first quarter 2021.

During the three months ended March 31, 2022, the Company recorded a gain on investments of $351,624, as compared to a loss on investments for the same period in 2021 of $706,911. The 2022 gain was primarily due to an increase in the fair value of Tonogold common shares held of $415,205, partially offset by a realized loss of $55,769 in Tonogold common shares sold, offset in part by a decrease in the market value of other securities. The 2021 loss was primarily due to a decrease in fair value of $891,039, partially offset by a realized gain of $193,664 and a decrease in the market value of other securities.

The change in fair value of our derivative instruments decreased by $4,422,249 for the three months ended March 31, 2022 as compared to the change in fair value of our derivatives for the same period in 2021 as a result of an increase in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares, including $1,140,000 for Quantum Generative Materials LLC ("GenMat"), $595,000 for LP Biosciences LLC ("LPB"), $1,330,000 from the additional LINICO investment made on December 30, 2021. The increase from the three months ended March 31, 2021, was attributable to an increase in the fair values of the MCU derivative asset of $497,250 and the LINICO derivative asset of $6,989,999.

Impairment losses for the three months ended March 31, 2022 were $4,476,889. We recognized an impairment loss of $4,084,268 as a result of investments in MCU and MCU-P and the MCU-P note receivable, which were deemed unrecoverable as of March 31, 2022 from a significant decline in forecasted cash flows from the MCU-P operations. We also recognized impairment losses of $338,034 related to the FPC intangible asset as a result of historical and continuing losses and an inability to recover the investment through the use of their technology, and $54,587 related to the LPB investment prior to settlement in exchange for 3,500,000 of the Company's shares.
Other expenses, net for the three months ended March 31, 2022 were $1,130,807, which primarily consisted of a reduction in value of the Tono Note of $605,000, losses from our equity method investments of $266,903, LPB settlement expense of $250,000 and other losses of $23,556, primarily from losses on equity method investments.

Other income, net for the three months ended March 31, 2021 were $999,491, primarily consisted of gains from the change in fair value of the Tonogold note receivable of $745,500 and Tono Note amendment fee income of $262,500, and other expenses of $8,509, primarily from losses on equity method investments.

Interest income increased by $201,388 for the three months ended March 31, 2022, as compared to 2021, primarily due to an increase in the average Tonogold outstanding note receivable principal balance from 2022, and an increase in the average interest rate, due to an increase from the stated 12% rate to the 18% default rate since September 2021.

Interest expense increased by $179,895 for the three months ended March 31, 2022, as compared to 2021, primarily due to GHF note interest and interest related to the LINICO lease liability, both of which originated in December 2021, compared to partial period interest accrued for promissory notes that were paid off during the three months ended March 31, 2021.

Net loss was $6,547,023 for the three months ended March 31, 2022, as compared to a net income of $8,188,231for the same period in 2021. The $14,735,254 decrease in net income primarily resulted from a $4,422,249 decrease in gains from the estimated fair value of the derivative assets related to LINICO, GenMat and MCU, a $4,476,889 increase in expenses from the impairment of the Flux Photon intangible as well as the MCU and MCU-P related investments and notes receivable, a $2,867,992, increase in selling, general and administrative expenses, primarily from acquisition, acquisition personnel and related transactional expenses, an increase of $1,195,418 for research and development expenses and a $605,000 decrease in estimated fair value of the Tonogold note receivable, all when compared to the comparable 2021 period.

OUTLOOK

The 2021 cellulosic fuels and lithium-ion battery recycling acquisitions and business integrations established our new renewable energy platform for growth. We will innovate and commercialize technologies that contribute to global decarbonization by efficiently converting under-utilized natural resources into renewable fuels and electrification products that shift supply chains away from fossil fuels. We will also lead the adoption and growth of a balanced net zero ecosystem based on an abundance of feedstocks unlocked by our technologies, with powerful economic benefits to us, our clients, their industries, and the populations they serve to decarbonize. These two renewable energy businesses position us to achieve exponential growth and extraordinary financial, natural, and social gains by building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities and lithium-ion battery recycling facilities, producing an array of renewable fuels and electrification products.

Our goal will generate billions in revenue by 2030, by producing and selling renewable energy products that enable us and our customers to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn, and only require an estimated 8% of the existing biomass residues produced annually in the U.S.

Such scales are achievable quickly by leveraging existing external fuel infrastructure. Our expanded team has extensive experience in the renewable fuels industry, having designed and built several dozen renewable fuel production facilities in the U.S. We have already made remarkable progress. We are currently building commercial pilot scale cellulosic fuels and LIB facilities, and we are preparing to commence operations of our crushing and separating systems that will produce mineral-rich black mass at our 137,000 square foot LIB recycling facility later this year and deploy our lithium extraction capability in the same facility, next year. Our pilot scale cellulosic fuel system will also be operational, at our Wisconsin facility, later this year, positioning the ramp of our first ten cellulosic fuel biorefineries that will produce an array of biofuels for today’s infrastructure.

We have also made meaningful progress and will complete the monetization of our non-strategic assets, as quickly as possible, while funding our new businesses and limiting our outlook and focus to the objectives outlined above.

The Company’s Annual General Meeting is scheduled for May 26, 2022, where we plan to present a more detailed outlook of our business plans, schedules, and near-term revenues while showcasing our two renewable energy businesses.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity is based on our ability to generate cash flows from our operations, as well as our net sources of capital from financing as generally compared to our net uses of capital from investing activities. Our cash balances at March 31, 2022 and December 31, 2021 were $2,249,007 and $5,912,188, respectively. The Company had current assets of $10,184,360 and current liabilities of $22,088,196, representing working capital deficit, net of cash, of $14,152,843 at March 31, 2022.

During the three months ended March 31, 2022, we used $3,861,238 in cash in our operating activities, $226,275 in our investing activities, and sourced $424,332 from our financing activities. During the three months ended March 31, 2021, we used $2,207,298 in cash in our operating activities, and $3,245,343 in our investing activities and we sourced $13,315,506 from our financing activities. During the three months ended March 31, 2021, 4,423,842 common shares were issued through equity issuance and private placement agreements at an average price per share of $4.07 and net proceeds of $17,022,001, net of cash issuance fees of $997,999.

On April 12, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-263930) filed by the Company with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock with value of $300,000 to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company.

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

Net cash used in operating activities for the three months ended March 31, 2022 increased by $1,653,940 from the same period in 2021 primarily from increases in operating costs and decreased cash reimbursements, partially offset by increased revenue, and net uses of cash for working capital.

Net cash used in investing activities for the three months ended March 31, 2022 decreased by $3,019,068 from the comparable three months ended 2021 primarily due to $2,150,000 in advances to SSOF, cash commitment payments to LINICO of $1,500,000, and an $820,000 increase in the MCU-P note receivable in 2021, partially offset by proceeds from settlement of the MCU derivative of $762,377 in 2021, compared to $95,214 in construction in progress purchases, $553,200 in equipment purchases for LINICO, and $500,000 additional investment in the AST intangible assets, partially offset by proceeds from the Tonogold option payment received of $750,000.

Net cash provided in financing activities for the three months ended March 31, 2022 decreased $12,891,174 compared to the same period in 2021, primarily as a result of proceeds from the issuance of common stock of $18,020,000, partially offset by principal payments on debt of $3,511,914 during the three months ended March 31, 2021. Contributions of $500,000 were received from AQMS for additional shares in LINICO during the three months ended March 31, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – In March 2021, we repaid all outstanding long-term debt borrowings. Our risk associated with fluctuating interest expense is limited to other short-term obligations we may incur in the normal course of our operations.

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2022, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

56

PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

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

All other legal proceedings are disclosed in Note 10, Commitments and Contingencies, to our condensed consolidated financial statements.

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the interim period ended September 30, 2021.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

None.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4        MINE SAFETY DISCLOSURES

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

ITEM 5        OTHER INFORMATION

None.

ITEM 6        EXHIBITS

The exhibits required to be filed as a part of this Report on Form 10-Q are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

(1) Exhibits filed as part of this Report:

See Exhibits for which the Exhibit number is noted with an asterisk on the Exhibit Index attached hereto.

57

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

10.1	Form S-3 Registration Statement (previously filed with the Securities and Exchange Commission on March 29, 2022 (file number 333-263930/film number 22777797) and incorporated herein by reference)

10.2
Form of Indenture (previously filed with the Securities and Exchange Commission on April 6, 2022 as exhibit 4.1 to the Company's Form S-3 Registration Statement (file number 333-263930/film number 22810514) and incorporated herein by reference)

10.3
Amended Form S-3 Registration Statement (previously filed with the Securities and Exchange Commission on April 6, 2022 (file number 333-263930/film number 22810514) and incorporated herein by reference)

31.1*
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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended March 31, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.
# Management contract or compensatory plan.

58

The SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

COMSTOCK INC.

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
Principal Executive
Principal Accounting Officer
Date: May 2, 2022

By: /s/ KEVIN KREISLER
KEVIN KREISLER
President and Chief Financial Officer
Principal Financial Officer
Date: May 2, 2022

59