Form 10-Q
period 2022-06-30
Comstock Inc.
filed 2022-08-09
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022

COMMISSION FILE NO.: 001-35200
COMSTOCK INC.
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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on August 9, 2022 was 78,737,632.

COMSTOCK INC.
FORM 10Q
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future market conditions; future explorations or acquisitions; future changes in our research, development and exploration activities; future financial, natural, and social gains; future prices and sales of, and demand for, our products and services; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives, including the nature, timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities, including asset sales and associated costs; business opportunities, growth rates, future working capital needs, revenues, variable costs, throughput rates, operating expenses, debt levels, cash flows, margins, taxes and earnings.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, mercury remediation, and, lithium, nickel and cobalt recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration or mercury remediation, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production; costs, hazards and uncertainties associated with mercury remediation, metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving battery technology, mercury remediation technology and efficacy, quantum computing advanced materials development, commercialization and development of cellulosic technology in bio-fuels and related material production; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, nickel, cobalt, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1        FINANCIAL STATEMENTS

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	06/30/22	12/31/21
ASSETS

Current Assets:
Cash and cash equivalents	$4,345,315	$5,912,188
Investments in equity securities	45,513	925,819
Notes receivable and advances, net - current portion	4,957,275	4,964,545
Derivative assets	—	342,000
Deposits, current portion	272,154	347,454
Prepaid expenses and other current assets	1,468,303	1,336,983
Total current assets	11,088,560	13,828,989

Noncurrent Assets:
Investments	19,339,139	25,850,879
Mineral rights and properties	13,513,585	6,669,111
Properties, plant and equipment, net	15,102,113	14,563,672
Construction in progress	3,257,621	3,219,607
Reclamation bond deposit	2,697,878	2,695,944
Notes receivable and advances, net	—	8,853,841
Intangible assets, net	22,226,296	23,175,301
Goodwill	12,788,671	12,788,671
Finance lease - right of use asset, net	17,714,893	15,033,000
Other assets	97,307	275,617
Total noncurrent assets	106,737,503	113,125,643

TOTAL ASSETS	$117,826,063	$126,954,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,439,494	$633,223
Accrued expenses and other liabilities	907,913	939,443
Deposits	420,183	420,183
Derivative liabilities	14,348,162	8,873,162
Finance lease - right of use lease liability	13,819,311	13,043,499
Total current liabilities	30,935,063	23,909,510

Long-term Liabilities:
Reclamation liability	6,573,759	5,445,672
Debt, net	4,572,356	4,486,256
Other liabilities	309,278	142,672
Total long-term liabilities	11,455,393	10,074,600

Total liabilities	42,390,456	33,984,110

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 245,000,000 shares authorized, 76,822,049 and 71,207,832 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	50,923	47,065
Treasury stock 2,998,515 and 3,000,000 shares, at cost, at June 30, 2022 and December 31, 2021, respectively	(3,868,084)	(3,870,000)
Additional paid-in capital	341,533,076	338,936,145
Accumulated deficit	(265,688,089)	(245,542,688)
Total equity - Comstock Inc.	72,027,826	89,570,522
Non-controlling interest	3,407,781	3,400,000
Total stockholders' equity	75,435,607	92,970,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,826,063	$126,954,632

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$52,925	$54,625	$107,550	$103,125

Operating expenses:
Selling, general and administrative expenses	2,508,573	1,649,711	4,911,339	1,184,485
Research and development	2,579,150	—	3,774,568	—
Depreciation and amortization	808,894	114,631	1,653,423	230,599
Total operating expenses	5,896,617	1,764,342	10,339,330	1,415,084

Loss from operations	(5,843,692)	(1,709,717)	(10,231,780)	(1,311,959)

Other Income (Expense)
Gain (loss) on investments	(298,801)	(1,120,571)	52,823	(1,827,482)
Interest expense	(312,026)	253	(636,750)	(144,576)
Interest income	1,491	231,496	358,352	386,969
Change in fair value of derivative instruments	(8,190,000)	(2,489,999)	(5,125,000)	4,997,250
Recovery (impairment) of investments and intangible assets	895,204	—	(3,581,685)	—
Other income (expense)	(342,773)	(1,232,454)	(1,473,580)	(232,963)
Total other income (expense), net	(8,246,905)	(4,611,275)	(10,405,840)	3,179,198

Net income (loss)	(14,090,597)	(6,320,992)	(20,637,620)	1,867,239

Net loss attributable to noncontrolling interest	(323,751)	—	(492,219)	—

Net income (loss) attributable to Comstock Inc,	$(13,766,846)	$(6,320,992)	$(20,145,401)	$1,867,239

Weighted average common shares outstanding, basic	68,673,115	43,114,856	68,012,760	40,442,281
Weighted average common shares outstanding, diluted	68,673,115	43,114,856	68,012,760	40,511,927

Earnings per Share - Basic:
Net income (loss) per share - basic	$(0.20)	$(0.15)	$(0.30)	$0.05

Earnings per Share - Diluted:
Net income (loss) per share - diluted	$(0.20)	$(0.15)	$(0.30)	$0.05

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2021	34,980,766	$22,937	$252,715,337	$(220,959,068)	—	$—	$31,779,206

Investment in LINICO Corporation	3,000,000	1,998	6,748,002	—	—	—	6,750,000
Issuance of common stock for cash	4,423,842	2,946	18,017,054	—	—	—	18,020,000
Issuance of common shares for stock issuance costs	50,907	34	249,968	—	—	—	250,002
Common stock issuance costs	—	—	(1,248,002)	—	—	—	(1,248,002)
Employee and director share-based compensation	—	—	97,010	—	—	—	97,010
Repurchase of employee stock options	—	—	(194,581)	—	—	—	(194,581)
Net income	—	—	—	8,188,231	—	—	8,188,231
BALANCE - March 31, 2021	42,455,515	27,915	276,384,788	(212,770,837)	—	—	63,641,866

Acquisition of RPS	1,000,000	666	2,394,322	—	—	—	2,394,988
Investment in GenMat	3,000,000	1,998	10,528,002	—	—	—	10,530,000
Employee and director share-based compensation	—	—	104,958	—	—	—	104,958
Repurchase of employee stock options	—	—	(27,975)	—	—	—	(27,975)
Common stock issuance costs	—	—	(65,000)	—	—	—	(65,000)
Net loss	—	—	—	(6,320,992)	—	—	(6,320,992)
BALANCE - June 30, 2021	46,455,515	$30,579	$289,319,095	$(219,091,829)	$—	$—	$70,257,845

BALANCE - January 1, 2022	71,207,832	47,065	338,936,145	(245,542,688)	(3,870,000)	3,400,000	92,970,522

Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Common stock issuance costs	—	—	(70,000)	—	—	—	(70,000)
Investment in LINICO by Aqua Metals	—	—	—	—	—	500,000	500,000
Employee and director share-based compensation	—	119	108,480	—	—	—	108,599
Sales of treasury shares	—	—	805	—	1,916	—	2,721
Net loss	—	—	—	(6,378,555)	—	(168,468)	(6,547,023)
BALANCE - March 31, 2022	67,707,832	44,853	333,867,761	(251,921,243)	(3,868,084)	3,731,532	81,854,819

Haywood lease	1,500,000	999	2,294,001	—	—	—	2,295,000
Tysadco private placement funding	3,076,923	2,049	1,997,951				2,000,000
Issuance of common stock for cash	4,377,697	2,916	3,457,084	—	—	—	3,460,000
Issuance of common shares for stock issuance costs	829,597	553	839,447	—	—	—	840,000
Common stock issuance costs	—	—	(1,053,000)	—	—	—	(1,053,000)
Common stock received and cancelled in connection with employee termination	(720,000)	(480)	480	—	—	—	—
Employee and director share-based compensation	—	—	113,580	—	—	—	113,580
Repurchase of employee stock options	—	—	(12,195)	—	—	—	(12,195)
Exercise of employee stock options	50,000	33	27,967	—	—	—	28,000
Net loss	—	—	—	(13,766,846)	—	(323,751)	(14,090,597)
BALANCE - June 30, 2022	76,822,049	$50,923	$341,533,076	$(265,688,089)	$(3,868,084)	$3,407,781	$75,435,607

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six Months Ended

	06/30/22	06/30/21
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(20,637,620)	$1,867,239
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	282,907	229,537
Amortization of lease	259,904	—
Amortization of intangibles	1,110,970	—
Accretion (reduction) of reclamation liability	185,919	(712,257)
Accretion of discount on MCU Philippines, Inc. note receivable	(30,094)	(48,716)
Amortization of debt discount and other debt-related items	86,100	(45,791)
Employee and director share based compensation	222,060	201,968
Change in fair value of derivative instruments	5,125,000	(4,997,250)
Loss (gain) on investments in securities	(571,560)	1,931,801
Loss from equity method investments	578,819	190,767
Impairment of MCU-P and MCU note receivable and investments, net	3,189,064	—
Impairment of Flux Photon deposit	338,035	—
Realized gains (losses) on sales of Tonogold Resources, Inc. common shares	518,737	(104,120)
Change in fair value of Tonogold Resources, Inc. note receivable	605,000	427,500
Impairment of LPB investment	54,587	—
Non-cash Tonogold reimbursements and fees	—	(1,175,000)
Other	—	(107)

Changes in operating assets and liabilities:
Prepaid expenses	(31,320)	(134,275)
Deposits	75,300	—
Other assets	78,210	52,746
Accounts payable	717,607	39,035
Accrued expenses, other liabilities and deposits	127,672	(1,049,688)
Net cash provided by (used in) investing activities	(7,714,703)	(3,326,611)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(500,000)	—
Proceeds from Mercury Clean Up, LLC derivative asset settlement	—	762,377
Recovery of funds from MCU and MCU-P	895,204	—
Addition to MCU Philippines, Inc. note receivable	—	(820,000)
Cash commitment payments to LINICO Corporation	—	(2,000,000)
Loan to Comstock IP Holdings Corporation	—	(835,000)
Investment in Quantum Generative Materials LLC	(750,000)	(2,000,000)
Proceeds from Lucerne's mineral properties option	750,000	—
Advances to Sierra Springs Opportunity Fund, Inc.	(1,300,000)	(2,735,000)
Proceeds from repayment by Sierra Springs Opportunity Fund, Inc.	1,300,000	—
Purchase of mineral rights and properties, plant and equipment	(587,002)	(47,750)
Non-refundable loan advance to LP Biosciences LLC	—	(326,258)

	06/30/22	06/30/21
Cash acquired from acquisition of RPS	—	24,385
Haywood land lease and acquisition	(50,000)	—
Purchases related to construction in progress	(180,522)	—
Proceeds from principal payment on note receivable	7,270	144
Proceeds from sale of Tonogold Resources, Inc. common shares	933,129	902,895
Payment and deposits for MCU Philippines, Inc. and Mercury Clean Up, LLC investments	—	(1,000)
Change in reclamation bond deposit	(1,934)	(108)
Net cash provided by (used in) investing activities	516,145	(7,075,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt principal and financing lease	(63,626)	(3,511,914)
Proceeds from the issuance of common stock	5,460,000	18,020,000
Sale of treasury stock	2,721	—
Investment in LINICO by Aqua Metals	500,000	—
Common stock issuance costs	(283,000)	(1,063,000)
Proceeds from exercise of options	28,000
Repurchase of employee stock options	(12,410)	(222,556)
Net cash provided by (used) in financing activities	5,631,685	13,222,530
Net increase (decrease) in cash	(1,566,873)	2,820,604
Cash at beginning of period	5,912,188	2,431,944
Cash at end of period	$4,345,315	$5,252,548

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisitions:
Renewable Process Solutions, Inc.	$—	$3,600,182
Haywood land lease and acquisition	$2,050,000	$—

Issuance of common shares for investments:
LINICO Corporation	$—	$6,250,000
Quantum Generative Materials LLC	$—	$10,000,000

Issuance of common shares for derivative assets:
LINICO Corporation	$—	$500,000
Quantum Generative Materials LLC	$—	$530,000
Haywood land lease and acquisition	$245,000	$—

Common stock received in the rescission of the LPB transaction	$5,110,000	$1,000,000
Note receivable exchanged for investment in Comstock Mining LLC	$(6,650,000)	$—
Issuance of common shares for stock issuance costs	$840,000	$250,002
Increase in Tonogold note receivable in exchange for non-cash reimbursements	$—	$1,000,000

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REFERENCES TO THE COMPANY

Unless context otherwise indicates, the terms we, us, our, Comstock, or the Company mean Comstock Inc., and its subsidiaries on a consolidated basis.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly-owned subsidiaries, Comstock Innovation Corporation (“Comstock Innovations”) and Comstock IP Holdings LLC ("Comstock IP Holdings") since their acquisition in September 2021, Comstock Engineering Corporation.(“Comstock Engineering”) since its acquisition in June 2021, MANA Corporation (“MANA”) since its acquisition in July 2021, 90% owned LINICO Corporation since its majority acquisition on December 30, 2021, Comstock Mining LLC, since its re-acquisition in March 2022, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, and Downtown Silver Springs LLC ("DTSS"). Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020.

Operating results for the three and six months ended June 30, 2022 may not be indicative of full year results expected for 2022.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2022, and our results of operations, and changes in equity for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $265.7 million at June 30, 2022. For the six months ended June 30, 2022, the Company recognized a net loss of $20.1 million. Cash and cash equivalents decreased by $1.6 million from $5.9 million at December 31, 2021 to $4.3 million at June 30, 2022. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) sales of engineering services and technology licenses (iii) the repayment of advances from SSOF, (iv) proceeds from Tonogold Resources, Inc. ("Tonogold") reimbursements and (v) the sale of the Silver Springs properties, and (vi) sales of equity securities. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration and other registration statements, borrowings and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the Tonogold reimbursement, repayments to us of advances to SSOF, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration and other registration statements. Declines in the market value of properties held for sale, or declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

On May 20, 2022, Nevada Governor Steve Sisolak ended the Declaration of Emergency, originally declared on March 12, 2020, to facilitate the State's response to the COVID-19 pandemic. The Declaration and subsequent directives ensured the State of Nevada could effectively prevent infections, reduce the impacts on patient care in the healthcare system and reduce the number of Nevadans who died from the disease caused by the virus.

ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The updated ASU became effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this updated ASU on January 1, 2022 did not have a material impact on our consolidated financial statements.

In March 2021, the FASB issued ASU 2021-07 (Topic 323), Investments – Equity Method and Joint Ventures. The new ASU eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. The new ASU became effective for fiscal years, beginning after December 15, 2021. The adoption of this ASU on January 1, 2022 did not have a material impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2022, the FASB issued ASU 2022-03 (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new ASU clarifies a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, and an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require certain disclosures for equity securities subject to contractual sale restrictions, including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction, and the circumstances that could cause a lapse in the restriction. The new ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2        ACQUISITIONS AND INVESTMENTS

Acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation)

On September 7, 2021, we acquired 100% of the issued and outstanding voting equity of Comstock Innovations, in exchange for 8,500,000 restricted shares of our common stock with a fair value of $14,952,806.

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

In connection with the Comstock Innovations closing, the Company agreed to appoint a designee of one of the former shareholders of Comstock Innovations, Triple Point Asset Management LLC (“TPAM”), to the Company’s board of directors. TPAM’s appointee is Kevin Kreisler, the beneficial owner and sole manager, executive officer and director of TPAM.

For the three and six months ended June 30, 2022, Comstock Innovations recognized no revenue and had a loss of $1,193,503 and $2,517,970, respectively.

The pro forma financial information below represents the combined results of operations for the three and six months ended June 30, 2021 as if the acquisition had occurred as of Comstock Innovations' date of incorporation of March 1, 2021, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three months ended June 30, 2021	Six months ended June 30, 2021

Revenue	$54,625	$103,125

Net income (loss)	(6,497,830)	1,631,455

Acquisition of Assets from FLUX Photon Corporation

On September 7, 2021, we purchased all of the intellectual property assets of Comstock Innovations affiliate, FLUX Photon Corporation (“FPC”), in exchange for performance-based cash payments equal to 20% of our future consolidated Net Cash Flow (as defined in the related Asset Purchase Agreement) up to $18,000,000. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, thereby decreasing the potential performance-based cash payment to $17,650,000. We have not recorded the purchased assets or related contingent purchase consideration. Based on historical and continuing losses and no current evidence that the value of the asset would be recoverable through the use FPC's research activities, the intangible asset was deemed unrecoverable as of June 30, 2022 and was fully impaired. We recognized an impairment loss of $338,035 (net of accumulated amortization) in impairment of investments and intangible assets in the statement of operations during the six months ended June 30, 2022 in the renewable energy products segment.

Acquisition of MANA Corporation

On July 23, 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA, an industrial hemp technology development, marketing, and management company, in exchange for 4,200,000 restricted shares of our common stock with a fair value of $6,528,453.

For the three and six months ended June 30, 2022, MANA recognized no revenue and net income of $— and $252,000, respectively.

The pro forma financial information below represents the combined results of operations for the three and six months ended June 30, 2021, as if the acquisition had occurred as of MANA’s February 16, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three months ended June 30, 2021	Six months ended June 30, 2021

Revenue	$54,625	$103,125

Net loss	$(6,436,374)	$1,694,166

Acquisition of Assets in LINICO Corporation

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (“February Agreement”). The chief financial officer of AQMS is also a member of the Company’s board of directors.

Pursuant to the February Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3,000,000 shares of our restricted common stock with a fair value of $6,750,000 in payment of the purchase price; $6,250,000 of which was in connection with our investment and $500,000 of which was recognized as a related derivative asset. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we owned 48.78% of LINICO's outstanding capital stock (on an as-converted basis) and voting shares. Our chief executive officer is a member and Chairman of the LINICO board of directors.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director, which resulted in the Company owning 90% of the capital stock of LINICO when combined with the Company's capital stock ownership prior to December 30, 2021. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date. In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock Shares”) to the former chief executive officer. If and to the extent that the sale of the Comstock Shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162 less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer, at any time during or prior to his sale of the Comstock Shares. At December 31, 2021, we owned 90% of LINICO's issued and outstanding equity and the remaining 10% was owned by AQMS.

During the six months ended June 30, 2022, the Company and AQMS made additional investments in LINICO of $1,935,813 and $500,000, respectively. As a result, as of June 30, 2022, we own 88.59% of LINICO's issued and outstanding equity and the remaining 11.41% is owned by AQMS.

Acquisition of Comstock Engineering Corporation

On June 18, 2021, we acquired 100% of the issued and outstanding equity and voting shares of Comstock Engineering Corporation ("Comstock Engineering"), a process engineering and renewable technology development company, in exchange for 1,000,000 restricted shares of our common stock, with a fair value of $2,304,806.

For the three and six months ended June 30, 2022, Comstock Engineering recognized no revenue and net loss of $35,926 and $100,585, respectively.

The pro forma financial information below represents the combined results of operations for the three and six months ended June 30, 2021 as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented nor indicative of future operating results.

	Three months ended June 30, 2021	Six months ended June 30, 2021

Revenue	$54,625	$103,125

Net income (loss)	$(6,433,082)	$1,639,767

Summary of Noncurrent Investments

Our investments are accounted for under the equity method, with two investments accounted for at cost less impairment.

At June 30, 2022 and December 31, 2021, our non-current investments include:

	June 30, 2022		December 31, 2021
	Investment	Ownership %	Investment	Ownership %
LP Biosciences LLC	$—	—%	$4,227,587	48.19%
Quantum Generative Materials LLC	13,874,401	48.19%	13,645,946	48.19%
Green Li-ion	—	—%	4,577,000	20.22%
Mercury Clean Up, LLC	—	—%	1,975,026	25.00%
MCU Philippines, Inc.	—	—%	499,269	50.00%
Pelen Limited Liability Company	612,028	25.00%	591,051	25.00%
Total equity method investments	14,486,429		25,515,879
Green Li-ion, at cost	4,517,710	—	—	$—
Sierra Springs Opportunity Fund, Inc., at cost	335,000		335,000
Total Investments	$19,339,139		$25,850,879

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method is as follows:

	2022*	2021*
Current assets	$528,853	$8,218,932
Non-current assets	11,854,878	11,585,338
Current liabilities	151,710	3,101,523
Non-current liabilities	—	2,000,000

	2022*	2021*
Revenues	34,775	36,950
Gross Profit	34,775	36,950

Net income (loss) and net income (loss) attributable to the entity	$(1,434,706)	$(758,771)
* Information presented as of June 30, 2022 and December 31, 2021, and for the six months ended June 30, 2022 and 2021, respectively. All equity method investments are accounted for on a one-quarter lag.

The excess of our investment values over the net assets of the individual investees is primarily comprised of goodwill. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's common stock in the table above held by investees and make-whole derivatives of $10 million and $8 million, which is included in non-current assets as of June 30, 2022 and December 31, 2021 in the table above, respectively.

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

At closing, we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in stock for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. In 2021, we paid $4,250,000 in cash toward the $5,000,000 in scheduled cash commitment. At closing, we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset. During the six months ended June 30, 2022, we contributed $750,000, fully satisfying the $5 million cash commitment obligation. For the three and six months ended June 30, 2022, the Company recorded $316,140 and $521,545, respectively, in equity loss from affiliates for the investment in GenMat.

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

The Company incurred additional expenses of approximately $250,000 in connection with the termination of the transaction, which was recorded as other expense in the statement of operations for the six months ended June 30, 2022.

As of December 31, 2021, the notes receivable, prepaid assets and other deposits associated with LP Biosciences of $1,076,258 were written off, including $500,000 of restricted cash held in escrow, which LPB had rights to under the termination agreement

Investment in Green Li-ion Pte, Ltd.

As part of our acquisition of the LINICO assets on December 30, 2021, we acquired 20.22% of Green Li-ion Pte, Ltd., a Singaporean company ("Green Li-ion"). Prior to acquisition, LINICO purchased the investment and secured the rights to purchase Green Li-ion’s patented process equipment, with exclusive rights for the U.S. market, enabling the future production of 99.9% pure lithium-ion cathodes. The Green Li-ion technology is complementary to LINICO’s technology, which takes battery to black mass and extracts lithium from the black mass. The investment had a fair value of $4,577,000 at acquisition and was accounted for under the equity method through March 31, 2022.

On January 5, 2022 and April 11, 2022, Green Li-ion issued additional equity and our ownership decreased to 16.45%, resulting in the loss of our ability to exercise significant influence and we stopped accruing our share of earnings and losses. We elected the measurement alternative for equity investments that do not have a readily determinable fair value and are accounting for the investment at cost, with all losses previously accrued under the equity method remaining as part of the carrying value of the investment. For the three and six months ended June 30, 2022, we recognized $— and $59,290, respectively, in equity loss from affiliates for the investment in Green Li-ion for the period the investment was accounted for under the equity method.

Transactions Involving Tonogold Resources, Inc. and Comstock Mining LLC

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

There were three agreements between the Company and Tonogold associated with the September 2020 sale of the membership interests of Comstock Mining LLC: the Membership Interest Purchase Agreement, the Mineral Exploration and Mining Lease, and a Lease Option Agreement for our American Flat processing facility. Under these agreements, Tonogold is required to reimburse certain payments made by Comstock including but not limited to all costs associated with owning certain properties, and certain option, interest expense and lease payments.

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

On March 26, 2022, we entered into an Option Agreement with Tonogold, as modified on June 30, 2022 (the "Option Agreement") whereby we agreed to extinguish the Tono Note in exchange for 100% of the membership interests of Comstock Mining LLC. In exchange for an option payment of $750,000, the agreement also provided Tonogold with an option to repurchase the Comstock Mining LLC membership interests by December 31, 2022 for $7,750,000, extendable to July 1, 2023 with a payment of an extension fee of $500,000 before December 31, 2022.

To maintain the option, Tonogold agreed to continue to reimburse all costs associated with owning the properties, and certain option, interest expense and lease payments.

The acquisition of the membership interests was accounted for as an asset acquisition. The face value of the note at maturity of $6,650,000 approximated its fair value, and this amount plus acquisition costs of approximately $2,300 were netted with the $750,000 option payment received from Tonogold and applied to the net assets acquired as follows:

Fair value of consideration transferred:
Tonogold note receivable	$6,650,000
Direct costs of acquisition	2,306
Less option payment received from Tonogold	(750,000)
Total fair value of consideration	5,902,306

Recognized amounts of identifiable assets acquired and liabilities assumed:
Mineral properties	6,844,474
Asset retirement obligation	(942,168)
Total identifiable net assets	$5,902,306

Investment in Mercury Clean Up LLC and MCU Philippines, Inc.

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

On April 10, 2020, the Company entered into a second amendment of the MCU Agreement, in connection with an opportunity identified by MCU and the Company to remediate mercury in the Philippines, specifically in the province of Davao d' Oro (the “Philippine Opportunity”). In July 2020, MCU formed MCU-P to engage in the Philippine Opportunity. The Company’s chief executive officer was a director of MCU-P.

For the three and six months ended June 30, 2022, the Company recorded $0 and $14,578 in equity loss from affiliates for the investment in MCU. For the three and six months ended June 30, 2021, the Company recorded$10,689 and $9,496 in equity loss from affiliates for the investment in MCU.

For the three and six months ended June 30, 2022, the Company recorded $0 and $4,385 in equity loss from affiliates for the investment in MCU-P. For the three and six months ended June 30, 2021, the Company recorded $6,319 and $30,259 in equity loss from affiliates for the investment in MCU-P.

Based on findings related to MCU-P operations, the lack of a known, cash-generating alternative operating site, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and MCU-P and we no longer expect to recover the investment. During the six months ended June 30, 2022, the investment of $1,960,448 in Mercury Clean Up LLC was deemed unrecoverable and was fully impaired. During the six months ended June 30, 2022, the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were both deemed unrecoverable and fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to Comstock which was fully impaired in the three month period ended March 31, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company for the three and six months ended June 30, 2022, with $590,000 from MCU and $305,204 from MCU-P.

As a result of the MCU asset distribution, we now own 100% of the stock of MCU-P and began consolidating the investment as of June 18, 2022. The carrying value of the investment on the acquisition date was $— and the net assets remaining after distributing the cash in repayment of the note receivable were insignificant. MCU-P holds equipment that was fully impaired prior to the asset acquisition, and the remaining net assets included insignificant amounts of cash and accounts payable. Mercury remediation operations at MCU-P had ceased prior to the distribution date.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, Sierra Springs Opportunity Fund ("SSOF") which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. At June 30, 2022, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.72% of total SSOF common shares, on a fully diluted basis.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at June 30, 2022 and December 31, 2021 include:

	06/30/22	12/31/21
Current portion
Sierra Springs advances receivable	$4,935,000	$4,935,000
Other notes receivable	22,275	29,545
Total notes receivable and advances, current portion	$4,957,275	$4,964,545

Non-current portion
Tonogold note receivable, face value	—	6,650,000
Unrealized gain	—	605,000
Tonogold note receivable, fair value	—	7,255,000
MCU-P note receivable, face value	—	2,000,000
Unamortized discount for implied interest	—	(401,159)
MCU-Philippines note receivable, non-current portion, net	—	1,598,841
Total notes receivable and advances, net	$4,957,275	$13,818,386

Tonogold Option Agreement, Reconveyance of Lucerne mine and related assets, and Tonogold Note Receivable

We recognized a loss on the change in fair value of the note receivable of $— and $1,173,000 in other income and expense for the three months ended June 30, 2022 and 2021, respectively. We recognized losses on the change in fair value of $605,000 and $427,500 in other income and expense for the six months ended June 30, 2022 and 2021, respectively. On March 31, 2022, we agreed to extinguish the Tonogold note receivable principal of $6,650,000 in exchange for 100% of the membership interests of Comstock Mining LLC under the Option Agreement (see Note 2, Acquisitions and Investments).

Advances to Sierra Springs Opportunity Fund, Inc.

On January 3, 2022, the Company made an additional SSOF Advance of $1,300,000, for use by SSE in paying deposits for contracted property purchases. This amount was fully repaid on January 26, 2022. SSE assigned all assignable rights, title and interest in SSE’s property purchases to the Company until such time as the SSOF Advances are repaid.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at June 30, 2022 and December 31, 2021, respectively, include the following:

	06/30/22	12/31/21
Land	$6,328,338	$6,328,338
Real property leased to third parties	3,298,312	3,298,311
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	5,260,004	4,438,657
Accumulated depreciation	(27,429,286)	(27,146,379)
Total property, plant and equipment, net	$15,102,113	$14,563,672

During the three months ended June 30, 2022 and 2021, the Company recognized depreciation expense of $145,091 and $114,631, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized depreciation expense of $282,907 and $229,537, respectively.

Mineral Rights and Properties

Comstock and its subsidiaries own, control, or retain an interest in 9,358 acres located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. These mineral properties include the reconveyance of the Lucerne mine and related mineral properties now subject to the Lucerne Option with Tonogold. Our properties at June 30, 2022 and December 31, 2021 consisted of the following:

	06/30/22	12/31/21
Comstock Mineral Estate	$6,261,706	$6,261,706
Lucerne mineral properties	6,844,474	—
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$13,513,585	$6,669,111

The Comstock Mineral Estate is partitioned for management purposes based on identified resource areas and exploration targets. During the six months ended June 30, 2022 and 2021, we did not record any depletion expense, as none of the properties are in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

LINICO Construction in Progress

At June 30, 2022 and December 31, 2021, respectively, LINICO had $3,257,621 and $3,219,607 in construction in progress which included $2,857,891 and $3,219,607, respectively, in deposits with various vendors for the commercial scale battery recycling facility plant and equipment. Depreciation for the related assets will begin once they are placed in service. During the three and six months ended June 30, 2022, we recognized $1,308,000 of research and development expenses for LINICO.

NOTE 5        RECLAMATION BOND DEPOSIT

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6.8 million reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation at June 30, 2022. The Company also has a $0.5 million surety bond with Storey County for mine reclamation at June 30, 2022. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at June 30, 2022, and December 31, 2021.

The reclamation bond deposit at June 30, 2022 and December 31, 2021 consisted of the following:

	06/30/22	12/31/21
Lexon surety bond cash collateral	2,590,942	2,589,008
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,697,878	$2,695,944

The Lexon collateral at June 30, 2022 and December 31, 2021 includes earned income of $90,942 and $89,008 respectively, which has been left on deposit at BNY Mellon. The total cash collateral is a component of the reclamation bond deposit on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021.
NOTE 6        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2022 and December 31, 2021 include the following:

Description	Estimated Economic Life	June 30, 2022	December 31, 2021

Developed technologies	10 years	$19,382,401	$18,882,401
Lease intangible	30 years	3,621,488	3,621,488
License agreements	10 years	510,752	510,752
In-process research and development	10 years	—	350,000
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(1,437,963)	(338,958)
Intangible assets, net		$22,226,296	$23,175,301

Accumulated amortization as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Developed technologies	$1,150,164	$231,920
Lease intangible	60,650	—
License agreements	98,260	20,625
In-process research and development	—	2,991
Customer agreements	122,884	81,923
Distribution agreements	5,654	1,499
Trademarks	351	—
Accumulated amortization	$1,437,963	$338,958

Amortization expense related to intangible assets of $530,695 and $1,110,970 was recorded for the three and six months ended June 30, 2022, respectively. Accumulated amortization of $11,965 was written off as part of the impairment of the Flux Photon intangible asset during the six months ended June 30, 2022.

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

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. Comstock IP Holdings is also party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual Properties, Inc. (“VTIP”) pursuant to which Comstock IP Holdings agreed to (i) pay Virginia Tech $438,410 to conduct sponsored research; and (ii), license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of the applicable net sales, subject to a minimum annual royalty of $5,000 per year. During the six months ended June 30, 2022, the Company paid $500,000 toward the license fees.

Future amortization expense is as follows at June 30, 2022:

Remainder of 2022	$1,061,620
2023	2,118,936
2024	2,114,784
2025	2,114,784
2026	2,114,784
Thereafter	12,701,388
$22,226,296

Changes in the intangible assets and goodwill balances for the six months ended June 30, 2022 are presented below:

	As of December 31, 2021	Additions	Impairment	Amortization	As of June 30, 2022
Intangible assets	23,514,259	500,000	(350,000)		23,664,259
Accumulated amortization	(338,958)		11,965	(1,110,970)	(1,437,963)
Goodwill	12,788,671	—	—	—	12,788,671
Total intangible assets and goodwill	35,963,972	500,000	(338,035)	(1,110,970)	35,014,967

All intangibles and goodwill are associated with the Renewable Energy Products segment.

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	June 30, 2022	December 31, 2021
Finance lease right-of-use asset, net	Right of use asset	$17,714,893	$15,033,000
Operating lease right-of-use asset, net	Other assets	44,538	46,897
Total right of use assets		$17,759,431	$15,079,897

Operating lease liability - current	Accrued expenses and other liabilities	$4,788	$4,388
Operating lease liability - long-term	Other liabilities	42,894	45,403
Finance lease liability	Lease liability	13,819,311	13,043,499
Total lease liabilities		$13,866,993	$13,093,290

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three months ended		Six Months Ended
	06/30/22	06/30/21	06/30/22	06/30/21
Finance lease cost:
Amortization of right-of-use assets	$132,270	$—	$257,545	$—
Interest on lease liabilities	206,272	—	401,883	—
Operating lease cost	2,525	2,525	5,049	5,049
Total lease cost	$341,067	$2,525	$664,477	$5,049

Other information
Operating cash flows from operating leases	$2,400	$2,325	$4,800	$4,650
Financing cash flows from finance leases	$55,238	$—	$63,627	$—
Weighted-average remaining lease term - finance leases			0.35	—
Weighted-average remaining lease term - operating leases			6.25	6.75
Weighted-average discount rate - finance leases			6.11%	6.0%
Weighted-average discount rate - operating leases			11%	11%

Finance Lease

LINICO

LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, for an industrial lease, including the land, buildings and related improvements (the “Battery Recycling Facility”). AQMS is the non-controlling interest holder for LINICO. We expect LINICO to make lease payments of $81,600 from April to September 2022, and we expect LINICO to exercise the option to purchase the facility for an additional $13,000,000 (for a total of $14,250,000 with deposits made to date) on or before October 1, 2022.

AST Asset Purchase Agreement

On April 16, 2021, PSI entered into three license agreements and an asset purchase agreement with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022 (see Note 6, Intangible Assets).

Under the Asset Purchase Agreement, PSI agreed to acquire substantially all of AST’s assets in exchange for $3,920,000, payable $35,000 per month from May 1, 2022, to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. Beginning May 1, 2022, the Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company.

All of the assets purchased under the agreement are being used in research and development activities. The machinery and equipment acquired is customized and was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into paper products and fuels. These assets have no alternative future use. The facility purchased is an industrial property located in Wausau, Wisconsin with an alternative use.

The asset purchase agreement was accounted for as a finance lease with a purchase option which we are reasonably certain will be exercised. The consideration in the contract was allocated to the separate lease and nonlease components of the contract based on their relative standalone selling prices. The total of the lease payments was first allocated to the building, which has an observable price, and the remainder was allocated to the machinery and equipment.

The initial measurement of the right-of-use asset and lease liability is $839,439 using the allocated consideration in the contract of $935,759 for the building discounted using the Company’s incremental borrowing rate at lease commencement of 7.87% because there is no rate implicit in the lease contract. The incremental borrowing rate was determined based on debt acquired by the Company at the end of 2021, adjusted for increases in the risk-free rate. The building is being depreciated over a 20-year useful life and the lease liability will be amortized over the two-year lease term.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of CI. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to immediately employ a portion of the property for used lithium ion battery storage, supporting the battery metal recycling operations of LINICO.

Decommissioning Services is restricted from selling the shares for six months and the closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds.

During the period between execution of the agreement and closing, the property is leased to us for no additional compensation, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied within 12 months of signing, the agreement will terminate and Decommissioning Services will retain a total of $200,000 in rental fees for use of the property during the escrow period.

We agreed to pay the Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from Haywood, excluding the removal of materials that have been pledged to a third-party for improvements made to Haywood.

Operating Lease

Minimum lease payments by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2022	$4,850	$13,294,930
2023	9,950	451,170
2024	10,250	417,750
2025	10,550	—
2026	10,850	—
Thereafter	20,650	—
Total lease payments	67,100	14,163,850
Less: imputed interest at 11%	(19,418)	(344,539)
Present value of lease liabilities	$47,682	$13,819,311

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $43,875 and $54,625 for the three months ended June 30, 2022 and 2021, respectively. Revenues from operating leases on our land and building leased to others totaled $98,500 and $103,125 for the six months ended June 30, 2022 and 2021, respectively.

Minimum lease payments for operating leases to others are as follows:

For the remainder of 2022	$94,300
2023	166,325
2024	117,450
2025	96,000
2026	96,000
Thereafter	288,000
Total minimum lease income	$858,075

NOTE 8        DEBT OBLIGATIONS

Debt at June 30, 2022 and December 31, 2021 consisted of the following:

	06/30/22	12/31/21
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$5,000,000	$5,000,000
Less: debt discounts and issuance costs	(427,644)	(513,744)
Total debt, net of discounts and issuance costs	4,572,356	4,486,256

GHF, Inc. Unsecured Promissory Notes

We entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, and the Daney Ranch, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral. If the promissory note has not been paid in full on or prior to December 15, 2022, the Company will issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022. At December 31, 2021, the warrants were valued at $70,879. During the three and six months ended June 30, 2022, we recognized interest expense of $118,083 and $247,196, respectively, which includes OID amortization of $43,288 and $86,100, respectively, in connection with the GHF 2021 Note.

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

NOTE 9     LONG-TERM RECLAMATION LIABILITY

At June 30, 2022 and December 31, 2021, we had asset retirement obligations of $6,573,759, and $5,445,672. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility and Lucerne, Dayton project, and enhanced reclamation obligations in Storey County. Effective January 1, 2021, we updated the expected reclamation commencement date from December 31, 2022 to December 31, 2025. This resulted in a reduction in the liability of $926,434 at January 1, 2021 which was recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

During the three months ended June 30, 2022 and 2021, we recognized accretion expense of $103,604 and $78,693, respectively. During the six months ended June 30, 2022 and 2021, we recognized accretion expense of $185,919 and $156,214, respectively.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Long-term reclamation liability — beginning of period	$5,445,672	$6,054,919
Addition associated with the Lucerne mine	942,168	—
Reduction of obligation due to extension of time	—	(926,434)
Accretion of reclamation liability	185,919	317,187
Long-term reclamation liability — end of period	$6,573,759	$5,445,672

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

MANA Corporation

On July 23, 2021, the Company entered into a Securities Exchange Agreement to purchase 100% of the issued and outstanding equity of MANA Corporation. MANA provides industrial hemp origination, toll processing, sales, marketing, commodities, co-products management, and related products and services. MANA has a contingent payment obligation equal to 20% of MANA’s future net cash flow deriving from sales of industrial hemp and its derivatives, as defined in the applicable agreement, in an amount up to $8,600,000. This amount has not been recorded in our condensed consolidated financial statements for the six months ended June 30, 2022, as it has been determined to be neither probable nor reasonably estimable.

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at June 30, 2022:

Year	Leases
Remainder of 2022	$51,000
2023	114,000
2024	108,000
2025	110,000
2026	150,000
Thereafter	1,662,250
Total minimum annual lease payments	$2,195,250

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

On November 18, 2019, the Company, entered into an agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mineral Properties (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1,100,000 in expenses per year to maintain the option. The Lease Option Agreement remains in effect, but has not yet been exercised. The Lease Option Agreement expires in November 2025. Expense under leases for the three months ended June 30, 2022 and 2021 was $24,963 and $25,150, respectively. Expense under leases for the six months ended June 30, 2022 and 2021 was $61,926 and $62,361, respectively. Tonogold reimbursements of lease costs for the three months ended June 30, 2022 and 2021 were $25,150 in both periods. Tonogold reimbursements of lease costs for the six months ended June 30, 2022 and 2021 were $50,300 and $46,200, respectively.

OTHER

On August 20, 2021, former employees of the Company filed a wrongful termination lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the termination of their employment. On March 4, 2022, the Company and the former employees agreed to a settlement, which will result in the litigation being dismissed. We paid $200,000 during the six months ended June 30, 2022. At June 30, 2022 and December 31, 2021, the agreed upon severance and related costs of $150,000 and $350,000, respectively, were included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11    EQUITY

Issuance of Registered Shares of Common Stock

On April 12, 2022, we entered into an equity purchase agreement ("2022 Leviston Sales Agreement") with Leviston Resources LLC ("Leviston") to offer and sell registered shares of common stock at an aggregate offering price of up to $10 million from time to time, at our option, on terms we deem favorable. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the three months ended June 30, 2022, we issued to Leviston 4,377,697 common shares with an aggregate sales price of $3,460,000, at an average price per share of $0.79, and an additional 343,883 common shares at a fair value of $500,000 in commitment and due diligence fees. As of June 30, 2022, the 2022 Leviston Sales Agreement has $6,540,000 of remaining capacity.

On June 21, 2022, we entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Such sale was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Company will pay commissions equal to 5% of the offering proceeds to the placement agent in connection with any such sale. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco.

Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company.

Issuance (Cancellation) of Unregistered Shares of Common Stock

On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the Transaction Documents. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt.

On April 7, 2022, the Company issued 1,500,000 common shares with a six month restriction period to Decommissioning Services LLC for the purchase of the Haywood quarry and industrial property.

On May 20, 2022, the Company cancelled 720,000 common shares returned by a previous employee who was a former owner of MANA.

On June 21, 2022, the Company also entered into an equity purchase agreement (the “Purchase Agreement”) with Tysadco Partners, LLC (“Tysadco”) for the private placement of 3,076,923 common shares at a purchase price of $0.65 per share. The Company paid $140,000 in cash and delivered 57,143 common shares with a fair market value of $40,000 to the placement agent in connection with such sale.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in a 90% controlling interest (see Note 2, Acquisitions and Investments). The remaining 10% ownership was held by AQMS (see Note 17, Related Party) and is accounted for as a noncontrolling interest in our condensed consolidated financial statements. During the six months ended June 30, 2022, the Company and AQMS made $1,935,813 and $500,000 in additional investments, respectively. Losses attributable to the non-controlling interest for the three and six months ended June 30, 2022 were $323,751 and $492,219, respectively.

Treasury Stock

Our treasury stock consists of 2,998,515 shares held by our 88.59% owned subsidiary LINICO. We expect to sell the shares in 2022. We have presented the cost of the acquired stock as a deduction from equity. We received proceeds on sales of 1,485 shares of treasury stock totaling $2,721, recognized as an increase in additional paid-in capital of $805, representing the gain on sales of treasury stock, and a decrease in treasury stock of $1,916, representing the cost basis of shares sold during the six months ended June 30, 2022.

NOTE 12    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2022:

		Fair Value Measurements at
		June 30, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$42,424	$42,424	$—	$—
Other equity securities	3,089	3,089	—	—
Total assets measured at fair value	$45,513	$45,513	$—	$—

Liabilities:
LINICO acquisition derivative liability	$(5,088,162)	$—	$(5,088,162)	$—
Haywood acquisition	(1,120,000)	—	(1,120,000)	—
GenMat derivative liability	(8,140,000)	—	(8,140,000)	—
Total liabilities measured at fair value	$(14,348,162)	$—	$(14,348,162)	$—

The following table presents our assets and liabilities at December 31, 2021, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$910,559	$910,559	$—		$—
Tonogold note receivable	7,255,000	—	—		7,255,000
MCU derivative asset	342,000	—	342,000		—
Other equity securities	15,260	15,260	—		—
Total assets measured at fair value	$8,522,819	$925,819	$342,000		$7,255,000

Liabilities:
LINICO acquisition derivative liability	$(2,743,162)	$—	$(2,743,162)		$—
GenMat derivative liability	(6,130,000)	—	(6,130,000)		—
Total liabilities measured at fair value	$(8,873,162)	$—	$(8,873,162)	-8873162	$—

The following table provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	06/30/22	12/31/21
Beginning Balance	$7,255,000	$5,498,500
Total change in fair value recognized in earnings
Tonogold note receivable	(605,000)	(418,500)
Additions
Tonogold note receivable	—	2,175,000
Deductions
Exchange of note receivable associated with Tonogold agreement	(6,650,000)	—
Ending balance	$—	$7,255,000

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Common Shares

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At June 30, 2022 and December 31, 2021, we held 606,061 and 8,671,985 Tonogold common shares with fair values of $42,424 and $910,559, respectively. The fair values of the common shares are based on the $0.07 and $0.11 closing share prices (OTC: TNGL), at June 30, 2022 and December 31, 2021, respectively. We recorded an unrealized gain of $168,528 and a loss of $938,573 on this investment in the condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. We recorded an unrealized gain of $583,733 and a loss of $1,829,612 on this investment in the condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.

Tonogold Note Receivable

On March 26, 2022, as amended June 30, 2022, the Company entered into an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under secured note in the principal amount owed of $6,650,000 to the Company. The Company recorded a loss of $— and $1,173,000 for the change in fair value in other expense in the condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a loss of $605,000 and $427,500 for the change in fair value in other expense in the condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.

LINICO Derivative Instruments

On February 15, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the February 15, 2021, the fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The value of the shares was based on the $2.25 closing price per share of our common stock on that date. The derivative was settled in December 2021 when the Company purchased a majority interest in LINICO (see Note 2, Acquisitions and Investments). We recorded an unrealized loss of $2,849,999 and an unrealized gain of $4,140,000 for the change in fair value of the LINICO derivative asset in other income (expense) in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 Comstock Shares. If and to the extent that the sale of the Company's shares results in net proceeds greater than $7,258,162, then former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. At December 31,

2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. At June 30, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.62. The fair value of the derivative liability as of June 30, 2022 was $5,088,162. We recorded an unrealized loss on the change in fair value of the derivative liability of $3,675,000 and $2,345,000 in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Instruments

On June 24, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. At June 30, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.62. At June 30, 2022, the fair value of the derivative liability was $8,140,000. We recorded an unrealized loss on the change in fair value of the derivative liability of $3,150,000 and $2,010,000 in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively. We recorded an unrealized gain of $360,000 for the three and six months ended June 30, 2021. The derivative liability is classified within Level 2 of the valuation hierarchy.

Haywood Derivative Instruments

On April 7, 2022, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services. On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Decommissioning Services and a deposit of $50,000 over the $2,100,000 contractual stock consideration required under the agreement. At June 30, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.62 and the fair value of the derivative liability was $1,120,000. We recorded an unrealized loss on the change in fair value of the derivative liability of $1,365,000 in the condensed consolidated statements of operations for the three months ended June 30, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the condensed consolidated statements of operations for the six months ended June 30, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder to additional paid in capital.

Other Financial Instruments

At June 30, 2022, the carrying amount of cash and cash equivalents, notes receivable and note payable, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13    STOCK-BASED COMPENSATION

2020 EQUITY INCENTIVE PLAN

During the three months ended June 30, 2022 and 2021, the Company recognized $47,700 in both periods for the vesting of stock awards issued in 2020. During the six months ended June 30, 2022 and 2021, the Company recognized $95,400 in both periods for the vesting of stock awards issued in 2020.

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

Stock-based compensation for employee performance share grants totaling $65,880 and $57,259 was recorded in the condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation for employee performance share grants totaling $126,779 and $104,975 was recorded in the condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively. No shares have vested at June 30, 2022. During the six months ended June 30, 2022, 30,000 performance shares were forfeited totaling $12,266 in compensation that was reversed.

At June 30, 2022, unamortized stock-based compensation for the 2020 equity incentive plan was $743,624 and will be amortized over the remaining vesting terms.

2011 EQUITY INCENTIVE PLAN

In the three months ended June 30, 2022 and 2021, 22,650 and 7,500, respectively, of the stock options were repurchased and cancelled in lieu of being exercised, with cash paid for the stock options totaling $12,195 and $27,975, respectively, was deemed to be the incremental fair value of the stock options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the condensed consolidated balance sheets. In the six months ended June 30, 2022 and 2021, 22,650 and 56,150, respectively, of the stock options were repurchased and cancelled in lieu of being exercised, with cash paid for the stock options totaling $12,195 and $222,556. During the six months ended June 30, 2022, 50,000 stock options were exercised for a total of approximately $28,000. At June 30, 2022, there were no remaining stock options outstanding under the 2011 Plan.

NOTE 14    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	06/30/22	06/30/21	06/30/22	06/30/21
Change in fair value Tonogold note receivable	$—	$(1,173,000)	$(605,000)	$(427,500)
Tonogold amendment fee and charges	—	100,000	—	362,500
LPB settlement and related expenses	—	—	(250,000)	—
Equity loss in affiliates	(311,917)	(159,313)	(578,819)	(190,767)
All other	(30,856)	(141)	(39,761)	22,804
Total other income (expense)	$(342,773)	$(1,232,454)	$(1,473,580)	$(232,963)

NOTE 15    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised into common stock. As of June 30, 2022, all common stock equivalent shares are antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Three Months ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income (loss) attributable to Comstock Inc.	$(13,766,846)	$(6,320,992)	$(20,145,401)	$1,867,239

Denominator:
Basic weighted average shares outstanding	68,673,115	43,114,856	68,012,760	40,442,281
Incremental shares - stock options			—	69,646
Diluted weighted average shares outstanding	68,673,115	43,114,856	68,012,760	40,511,927

Net income (loss) per common share:
Basic Earnings per Share	$(0.20)	$(0.15)	$(0.30)	$0.05
Diluted Earnings per Share	$(0.20)	$(0.15)	$(0.30)	$0.05

The weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by 2,657,208 for the six month period ended June 30, 2022, which is the number of treasury shares deemed to be owned by us through our ownership in LINICO. The remaining 341,898 weighted average treasury shares are deemed to be owned by AQMS.

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

Three Month Period Ended June 30, 2022	Renewable Energy Products	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	52,925	$—	$52,925
Inter-segment revenue	462,676	—	(462,676)	—
Total segment revenue	462,676	52,925	(462,676)	52,925

Gross Profit	95,711	52,925	(95,711)	52,925

Operating expenses:
Depreciation and amortization	357,815	451,079	—	808,894
Operating expenses	3,077,754	2,105,680	(95,711)	5,087,723
Total operating expenses	3,435,569	2,556,759	(95,711)	5,896,617

Loss from Operations	(3,339,858)	(2,503,834)	—	(5,843,692)

Other income (expense)
Gain (loss) on investments	—	(298,801)	—	(298,801)
Interest expense	(277,342)	(105,754)	71,070	(312,026)
Interest income	1,491	71,070	(71,070)	1,491
Change in fair value of derivative instruments	—	(8,190,000)	—	(8,190,000)
Equity loss in affiliates	—	(311,917)	—	(311,917)
Recovery (impairment) of investment and assets	—	895,204	—	895,204
Other expenses	(409,906)	379,050	—	(30,856)
Total other expense, net	(685,757)	(7,561,148)	—	(8,246,905)

Net loss	$(4,025,615)	$(10,064,982)	$—	$(14,090,597)

Three Months Ended June 30, 2021	Renewable Energy Products	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	$54,625	$—	$54,625

Gross Profit	—	54,625	—	54,625

Operating expenses
Depreciation and amortization	—	114,631	—	114,631
Operating expenses	—	1,649,711	—	1,649,711
Total operating expenses	—	1,764,342	—	1,764,342

Loss from Operations	—	(1,709,717)	—	(1,709,717)

Other income (expense)
Gain (loss) on investments	—	(1,120,571)	—	(1,120,571)
Interest expense	—	253	—	253
Interest income	—	231,496	—	231,496
Change in fair value of derivative instruments	—	(2,489,999)	—	(2,489,999)
Equity loss in affiliates	—	(159,313)	—	(159,313)
Other (expense) income, net	—	(1,073,141)	—	(1,073,141)
Total other income, net	—	(4,611,275)	—	(4,611,275)
				—
Net loss	$—	$(6,320,992)	$—	$(6,320,992)

Six Months Ended June 30, 2022	Renewable Energy Products:	Strategic and Other Investments		Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	107,550		$—	$107,550
Inter-segment revenue	1,340,650	—		(1,340,650)	—
Total segment revenue	1,340,650	107,550		(1,340,650)	107,550

Gross Profit	301,254	107,550		(301,254)	107,550

Operating expenses
Depreciation and amortization	757,898	895,525		—	1,653,423
Operating expenses	4,949,647	4,037,514		(301,254)	8,685,907
Total operating expenses	5,707,545	4,933,039		(301,254)	10,339,330

Loss from Operations	(5,406,291)	(4,825,489)	—	—	(10,231,780)

Other income (expense)
Gain (loss) on investments	—	52,823		—	52,823
Interest expense	(542,749)	(234,867)		140,866	(636,750)
Interest income	3,106	496,112		(140,866)	358,352
Change in fair value of derivative instruments	—	(5,125,000)		—	(5,125,000)
Equity loss in affiliates	—	(578,819)		—	(578,819)
Recovery (impairment) of investment and assets	(54,587)	(3,527,098)		—	(3,581,685)
Other expenses	(466,795)	(427,966)		—	(894,761)
Total other expense, net	(1,061,025)	(9,344,815)		—	(10,405,840)

Net loss	$(6,467,316)	$(14,170,304)		$—	$(20,637,620)

Capital expenditures for six months ended June 30, 2022	$587,002	$—	$—	$587,002

Total assets at June 30, 2022	$43,624,716	$74,201,347	$—	$117,826,063

Investments, non-current at June 30, 2022	$4,517,710	$14,821,429	$—	$19,339,139

Goodwill at June 30, 2022	$12,788,671	$—	$—	$12,788,671

Construction in progress at June 30, 2022	$2,007,621	$1,250,000	$—	$3,257,621

Six Months Ended June 30, 2021	Renewable Energy Products:	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:
Revenue from external customers	$—	$103,125	$—	$103,125
Inter-segment revenue	—	—	—	—
Total segment revenue	—	103,125	—	103,125

Gross Profit	—	103,125	—	103,125

Operating expenses
Depreciation and amortization	—	230,599	—	230,599
Operating expenses	—	1,184,485	—	1,184,485
Total operating expenses	—	1,415,084	—	1,415,084

Loss from Operations	—	(1,311,959)	—	(1,311,959)

Other income (expense)
Gain (loss) on investments	—	(1,827,482)	—	(1,827,482)
Interest expense	—	(144,576)	—	(144,576)
Interest income	—	386,969	—	386,969
Change in fair value of derivative instruments	—	4,997,250	—	4,997,250
Equity loss in affiliates	—	(190,767)	—	(190,767)
Impairment of investment and assets	—	—	—	—
Other income, net	—	(42,196)	—	(42,196)
Total other income, net	—	3,179,198	—	3,179,198

Net income	$—	$1,867,239	$—	$1,867,239

Capital expenditures for six months ended June 30, 2021	$—	$47,750	$—	$47,750

Total assets at December 31, 2021	$43,001,837	$83,952,795	$—	$126,954,632

Investments, non-current at December 31, 2021	$8,804,587	$17,046,292	$—	$25,850,879

Goodwill at December 31, 2021	$12,788,671	$—	$—	$12,788,671

NOTE 17    RELATED PARTY TRANSACTIONS

In addition to the related party disclosures included in Note 2, Acquisitions and Investments, the following related party transactions occurred during the six months ended June 30, 2022 and 2021.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. Kevin Kreisler, the Company’s chief technology officer, and David Winsness, the Company’s president of its Comstock Fuels business, are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The intangible asset was deemed unrecoverable as of June 30, 2021 and was fully impaired. We recognized an impairment loss of $338,035 in other income (expenses) in the statement of operations during the six months ended June 30, 2022 in the renewable energy products segment.

LINICO CORPORATION

During the six months ended June 30, 2022, the Company and AQMS invested $1,935,813 and $500,000 respectively, in cash investments to LINICO. As of June 30, 2022 we own 88.6% of LINICO's issued and outstanding equity and the remaining 11.41% is owned by AQMS. One of the members of the Company’s board of directors, is the chief financial officer of AQMS.

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

The Company has funded a total of $4,935,000 in SSOF Advances. The Company funded advances of $1,300,000 and $2,735,000 during the six months ended June 30, 2022 and 2021, respectively. SSOF repaid advances of $1,300,000 and $— during the six months ended June 30, 2022 and 2021, respectively. SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 2, Acquisitions and Investments). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

SSOF is currently raising additional equity financing, including sufficient proceeds to fully pay the $4,935,000 SSOF Advances and the $9,740,000 required to close under its pending purchase agreement for Comstock’s Silver Springs Properties. The Company expects that transaction to be completed during 2022, thereby providing the Company with $14,675,000 in estimated cash proceeds.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive nzllllllofficer of SSOF and as an executive of SSE along with a diverse team of quali\d financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $450,000 investment and 9,000,000 voting shares of our CEO and two of our directors represent 19.1% of total as converted SSOF common shares. SSOF and SSE are contractually obligated to pay the Company's chief executive officer for management services. To date, the chief executive officer has not received compensation of any kind from either SSOF or SSE.

NOTE 18    SUBSEQUENT EVENTS

ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

On July 1, 2022, the Board of Directors (the “Board”) of Comstock Inc. (the “Company”), reviewed and ratified company-wide compensation programs, including new compensation for the named executive officers and independent directors of the Company, which were recommended by the Compensation Committee of the Board. The Board also modified the roles of certain named executives and appointed directors for all Board chair roles. The Board also approved executive officer base salaries of $495,000 with the opportunity for up to 100% performance bonuses.

ISSUANCE OF REGISTERED SHARES OF COMMON STOCK

From July 1, 2022, through August 8, 2022, the Company issued 1,915,583 shares, at $0.55 per share for net proceeds of $1,051,000.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements included herewith, the footnotes thereto and the risk factors herein.

OVERVIEW

Comstock Inc. (together with its wholly-owned subsidiaries), is a leading innovator of technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon. We expect to generate revenue by developing, using, selling, and supporting new clean technologies that facilitate the more efficient use of scarce natural resources. We are commercializing environment-enhancing, material science-based technologies, products, and processes including carbon neutral cellulosic bio-fuels and carbon reducing lithium-ion battery ("LIB") metal recycling.

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

RECENT DEVELOPMENTS

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock Mineral Estate”). We subsequently focused on mineral exploration and development activities while evaluating opportunities for the monetization of selected assets, debt elimination and new investments.

During 2022 and 2021, we completed a series of transactions that were designed to build on our competencies and reposition us to capitalize on the global transition to clean energy. Those transactions primarily included (i) our option to sell Comstock Mining LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 100% of MANA Corporation, and approximately 90% of LINICO Corporation, (iii) our acquisition of the intellectual property portfolio from FLUX Photon Corporation, and (iv) our investments of 48.19% of Quantum Generative Materials LLC, and other minority investments. These transactions added the management, employees, facilities, intellectual properties, and other assets needed to transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy products, primarily by commercializing two new lines of business, cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2 to our Condensed Consolidated Financial Statements, Acquisitions and Investments.

The acquisitions and business integrations during 2021 and 2022 established our new renewable energy platform for growth. We will innovate and commercialize technologies that contribute to global decarbonization by efficiently converting under-utilized natural resources into renewable fuels and electrification products that shift supply chains away from fossil fuels. We will also lead and support the adoption and growth of a balanced net zero ecosystem based on the feedstocks unlocked by our technologies, with powerful embedded economic incentives for our clients, their industries, and the populations they serve to decarbonize.

We will rapidly achieve exponential growth and extraordinary financial, natural, and social gains by building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities, by selling an array of complimentary process solutions and related services, and by licensing selected technologies to qualified strategic partners

Our goal is to accelerate the commercialization of decarbonizing technologies and generate billions in revenue on an annualized basis by 2030, by producing and selling renewable energy products that enable us, our clients, and their downstream stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn, and require an estimated 8% of the existing biomass residues produced annually in the U.S.

We also announced a significant expansion of our leading cellulosic technology portfolio by filing for a new patent covering breakthrough pathways to produce renewable diesel, marine, sustainable aviation fuel (“SAF”) and gasoline from woody biomass, at dramatically improved yield, efficiency, and cost in comparison to all known methods. These technology advancements enable a new sustainable feedstock capable of neutralizing a substantial share of current U.S. mobility emissions.

Renewable fuels provide a critical opportunity for decarbonization, however, most of the existing U.S. renewable fuel refineries draw from the same limited pool of constrained feedstocks. Comstock’s plans to decarbonize with renewable fuels involves abundant feedstocks that are not used today, enabling a vast untapped energy source with superior benefits.

Based on current performance data, Comstock projects best-in-class renewable fuel yields exceeding 80 gallons per dry ton (on a gasoline gallon equivalent basis), with lifecycle greenhouse gas emissions reductions well exceeding 80% over petroleum.

About half of America’s historical forest lands were clear cut for less productive uses. Restoring and using just about a quarter of that amount, or approximately 140 million acres, to sustainably grow, harvest, and replant fast-growing trees for use in producing renewable fuels would be sufficient to permanently neutralize more than 40% of America’s mobility emissions.

Such scales are achievable by leveraging existing external fuel infrastructure. Our expanded team has extensive experience in the renewable fuels industry, having designed and built several dozen renewable fuel production facilities in the U.S. We have already made remarkable progress. We are currently building commercial pilot scale cellulosic fuels and LIB facilities, and we are preparing to commence operations at our full-scale lithium-ion battery recycling facility later this year. We have also made significant strides in developing and establishing our new facilities and forging new revenue and licensing streams that we will soon share.

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

On May 20, 2022, Nevada Governor Steve Sisolak effected the end of the Declaration of Emergency, originally declared on March 12, 2020, to facilitate the State's response to the COVID-19 pandemic. The Declaration and subsequent directives ensured the State of Nevada could effectively prevent infections, reduce the impacts on patient care in the healthcare system and reduce the number of Nevadans who died from the disease caused by the virus.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three months ended June 30, 2022 and 2021:

	6/30/22	6/30/21	Change
Revenue	$52,925	$54,625	$(1,700)

Cost of goods sold	—	—	—
Gross profit	52,925	54,625	(1,700)

Selling, general and administrative expenses	2,508,573	1,649,711	858,862
Research and development	2,579,150	—	2,579,150
Depreciation and amortization	808,894	114,631	694,263
Total operating expenses	5,896,617	1,764,342	4,132,275

Loss from operations	(5,843,692)	(1,709,717)	(4,133,975)

Other Income (Expense)
Gain (loss) on investments	(298,801)	(1,120,571)	821,770
Interest expense	(312,026)	253	(312,279)
Interest income	1,491	231,496	(230,005)
Change in fair value of derivative instruments	(8,190,000)	(2,489,999)	(5,700,001)
Recovery (impairment) of investments and intangible assets	895,204	—	895,204
Other income (expense)	(342,773)	(1,232,454)	889,681
Total other income (expense), net	(8,246,905)	(4,611,275)	(3,635,630)

Net income (loss)	$(14,090,597)	$(6,320,992)	(7,769,605)

Net loss attributable to noncontrolling interest	$(323,751)	$—	(323,751)

Net income (loss) attributable to Comstock Inc,	$(13,766,846)	$(6,320,992)	$(7,445,854)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues and gross profit for the three months ended June 30, 2022, decreased slightly to $52,925 from $54,625 for the same period in 2021, as a result of the loss of one lessee.

Selling, general and administrative expense for the three months ended June 30, 2022 increased to $2,508,573 from $1,649,711 for 2021, primarily as a result of $0.5 million increase in personnel, insurance and other costs related to 2021 acquisitions and $0.4 million increase in legal and professional fees related to our acquisitions, corporate governance and other transactions.

Research and development expenses for the three months ended June 30, 2022 were $2,579,150 and included costs related to development of a pilot scale system for processing woody biomass into intermediate materials that can be converted into paper products and fuels and the pilot scale system for crushing and separating lithium ion batteries. These systems will be used to validate the processes and develop parameters for upscaling these renewable technologies. Our Comstock Engineering, Comstock Innovations and LINICO subsidiaries, which were acquired in the second, third and fourth quarters of 2021, respectively, are leading the developments of these commercializing technologies. No similar costs were incurred in the second quarter 2021.

Depreciation and amortization increased by $694,263 during the three months ended June 30, 2022, compared to the same 2021 period, related to intangible and right of use asset amortization related to 2021 acquisitions, primarily during the last half of 2021.

During the three months ended June 30, 2022, the Company recorded a loss on investments of $298,801, as compared to a loss on investments for the same 2021 period of $1,120,571. The 2022 loss was primarily due to realized losses on sales of 6,813,314 shares of Tonogold common stock. The 2021 loss was primarily due to a decrease in fair value of Tonogold common stock of $938,573 and realized losses on sales of Tonogold shares of $180,254, and a decrease in the market value of other securities.

The change in fair value of our derivative instruments increased by $5,700,001 for the three months ended June 30, 2022 as compared to the change in fair value of our derivatives for the same period in 2021, as a result of a decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company's common shares, including $3,150,000 for Quantum Generative Materials LLC ("GenMat"), $1,365,000 from the Haywood acquisition and $3,675,000 from the additional LINICO investment made on December 30, 2021. The change in fair value from the three months ended June 30, 2021, was attributable to a $360,000 gain for GenMat offset by a $2,849,999 loss on the LINICO derivative asset.

We recognized a recovery of credit losses on the MCU-P note receivable for the three months ended June 30, 2022 of $895,204 which was primarily a result of cash distributions to the Company from MCU and MCU-P.
Other expenses, net for the three months ended June 30, 2022 were $342,773, which primarily consisted of losses from our equity method investments of $311,917 and other losses of $30,856.

Other expenses, net for the three months ended June 30, 2021 were $1,232,454, primarily from losses from the change in fair value of the Tonogold note receivable of $1,173,000 and Tono Note amendment fee income of $100,000, and losses from our equity method investments of $159,313, and $141 other expense.

Interest income decreased by $230,005 for the three months ended June 30, 2022, as compared to 2021, as a result of the transaction that extinguished the Tonogold note in exchange for the 100% membership interest in Comstock LLC and the extinguishment of the MCU-P note that was exchanged for the MCU assets, both of which are no longer accruing interest.

Interest expense increased by $312,279 for the three months ended June 30, 2022, as compared to 2021, primarily due to $0.2 million in interest on the AQMS lease liability acquired with the LINICO acquisition at the end of Q4 2021 and $0.1 million in interest and amortization of OID on GHF note, which originated in Dec 2021.

Net loss was $14,090,597 for the three months ended June 30, 2022, as compared to net loss of $6,320,992 for the same period in 2021. The $7,769,605 increase in net loss primarily resulted from a $5,700,001 increase in losses from the estimated fair value of the derivative assets related to LINICO, GenMat and Haywood, an increase of $2,579,150 for research and development expenses, an increase of $858,862 in selling, general and administrative expenses, partially offset by a $895,204 recovery of losses related to the MCU-P note receivable.

Below we set forth a summary of comparative financial information for the six months ended June 30, 2022 and 2021:

	6/30/2022	6/30/2021	Change
Revenue	$107,550	$103,125	$4,425

Cost of goods sold	—	—	—
Gross profit	107,550	103,125	4,425

Selling, general and administrative expenses	4,911,339	1,184,485	3,726,854
Research and development	3,774,568	—	3,774,568
Depreciation and amortization	1,653,423	230,599	1,422,824
Total operating expenses	10,339,330	1,415,084	8,924,246

Loss from operations	(10,231,780)	(1,311,959)	(8,919,821)

Other Income (Expense)
Gain (loss) on investments	52,823	(1,827,482)	1,880,305
Interest expense	(636,750)	(144,576)	(492,174)
Interest income	358,352	386,969	(28,617)
Change in fair value of derivative instruments	(5,125,000)	4,997,250	(10,122,250)
Recovery (impairment) of investments and intangible assets	(3,581,685)	—	(3,581,685)
Other income (expense)	(1,473,580)	(232,963)	(1,240,617)
Total other income (expense), net	(10,405,840)	3,179,198	(13,585,038)

Net income (loss)	$(20,637,620)	$1,867,239	(22,504,859)

Net loss attributable to noncontrolling interest	$(492,219)	$—	(492,219)

Net income (loss) attributable to Comstock Inc,	$(20,145,401)	$1,867,239	$(22,012,640)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues and gross profit for the six months ended June 30, 2022, increased to $107,550 from $103,125 for the same period in 2021, as a result of a slight increase in rental revenue from its higher rental income from its Gold Hill Hotel lease, which commenced in February 2021.

Revenue, costs of sales and gross profit in future periods will vary significantly depending on a number of factors, including the amount of renewable energy products that we produce and sell, the market prices for those products, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the six months ended June 30, 2022 increased to $4,911,339 from $1,184,485 for 2021, primarily as a result of 2021 adjustments to the reclamation liability estimate, which was reduced by $0.9 million as a result of extending the estimated reclamation timing to five years, and the Northern Comstock accelerated payment reimbursed by Tonogold of $0.8 million, which adjustments reduced expenses during the six months ended June 30, 2021. In addition, we had an increase of approximately $0.9 million from higher employee costs related to new employees from 2021 acquisitions during the six months ended June 30, 2022, $0.7 million increase in legal and accounting fees and other costs related to the our acquisitions, corporate governance and transactions.

Research and development expenses for the six months ended June 30, 2022 were $3,774,568 and included costs related to development of a pilot scale system for processing woody biomass into intermediate materials that can be converted into paper products and fuels and the pilot scale system for crushing and separating lithium ion batteries. These systems will be used to validate the processes and develop parameters for upscaling these renewable technologies. Our Comstock Engineering, Comstock Innovations and LINICO subsidiaries, which were acquired in the second, third and fourth quarters of 2021, respectively, are leading the developments of these commercializing technologies. No similar costs were incurred in the first half of 2021.

Depreciation and amortization increased by $1,422,824 during the six months ended June 30, 2022, compared to the same period in 2021, related to intangible and right of use asset amortization related to 2021 acquisitions, which primarily occurred in the last half of 2021.

During the six months ended June 30, 2022, the Company recorded a gain on investments of $52,823, as compared to a loss on investments for the same period in 2021 of $1,827,482. The 2022 gain was primarily a result of sales of 8,065,924 shares of Tonogold stock at an average price of $0.12 per share compared to the share price of $0.11 as of December 31, 2021. The 2021 loss was primarily due to a decrease in fair value of $1,829,611, and a loss of $13,409 from a decrease in the market value of other securities.

The change in fair value of our derivative instruments was a loss of $5,125,000 for the six months ended June 30, 2022 as compared to a gain of $4,997,250 for the same period in 2021 as a result of a decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares. The change in fair value of derivatives for the six months ended June 30, 2022 included losses of $2,010,000 for GenMat, $1,365,000 for the Haywood acquisition, $2,345,000 from the additional LINICO investment made on December 30, 2021, partially offset by a gain of $595,000 for LP Biosciences LLC ("LPB"). The increase from the six months ended June 30, 2021, was attributable to an increase in the fair values of the GenMat derivative asset of $360,000, the MCU derivative asset of $497,250 and the LINICO derivative asset of $4,140,000.

Impairment losses net of recoveries for the six months ended June 30, 2022 were $3,581,685 on investments in MCU and MCU-P and the MCU-P note receivable, which were deemed unrecoverable as of March 31, 2022. In June 2022, we recovered $895,204 in cash related to the investments. We also recognized impairment losses of $338,035 related to the FPC intangible asset, and $595,000 related to the LPB investment prior to settlement that resulted in the return to the Company of 3,500,000 of its common shares.
Other expenses, net for the six months ended June 30, 2022 were $1,473,580, which primarily consisted of a reduction in value of the Tonogold note receivable of $605,000, losses from our equity method investments of $578,819, LPB settlement expense of $250,000 and other losses of $39,761.

Other expenses, net for the six months ended June 30, 2021 were $232,963, which primarily consisted of losses from the change in fair value of the Tonogold note receivable of $427,500 and losses from our equity method investments of $190,767, partially offset by Tonogold note amendment fee income of $362,500 and other income of $22,804.

Interest income decreased by $28,617 for the six months ended June 30, 2022, as compared to 2021, as a result of the transaction in which the Tonogold note was exchanged for Comstock LLC stock and the write-off of the MCU-P note receivable, which was forgiven in exchange for the MCU assets, both of which are no longer accruing interest.

Interest expense increased by $492,174 for the six months ended June 30, 2022, as compared to 2021, primarily due to $0.4 million in interest on the AQMS lease liability acquired with the LINICO acquisition at the end of 2021 and $0.2 million in interest and amortization of OID on the GHF note, which originated in late December 2021, partially offset by $0.14 million in interest on prior promissory notes that were paid off in Q1 2022.

Net loss was $20,637,620 for the six months ended June 30, 2022, as compared to a net income of $1,867,239 for the same period in 2021. The $22,504,859 decrease in net income primarily resulted from a $10,122,250 decrease in the estimated fair value of the derivative assets and liabilities, a $3,581,685 increase in impairment losses on MCU and MCU-P related investments and notes receivable, net and to a lesser extent, the Flux Photon intangible. $3,726,854, increase in selling, general and administrative expenses, $3,774,568 increase in research and development expenses. A $1,240,617 increase in other expenses somewhat offset the $895,204 recovery of losses on the MCU-P note receivable.

OUTLOOK

The 2021 cellulosic fuels and lithium-ion battery recycling acquisitions and business integrations established our new renewable energy platform for growth. We will innovate and commercialize technologies that contribute to global decarbonization by efficiently converting under-utilized natural resources into renewable fuels and electrification products that shift supply chains away from fossil fuels. We will also lead the adoption and growth of a balanced net zero ecosystem based on an abundance of woody biomass feedstocks unlocked by our cellulosic fuels technologies, with powerful economic benefits to us, our clients, their industries, and the populations they serve to decarbonize.

These two renewable energy businesses position us to achieve exponential growth and extraordinary financial, natural, and social gains by building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities and lithium-ion battery recycling facilities, producing an array of renewable fuels and electrification products.

Our objective is to accelerate the commercialization of these decarbonizing technologies, and generate billions in revenue on an annualized basis by 2030, by producing and selling renewable energy products that enable us and our customers to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn, and only require an estimated 8% of the existing biomass residues produced annually in the U.S.

Such scales are achievable quickly by leveraging existing external fuel infrastructure. Our expanded team has extensive experience in the renewable fuels industry, having designed and built several dozen renewable fuel production facilities in the U.S. We have already made remarkable progress. We are currently building commercial pilot scale cellulosic fuels and LIB facilities, and we are preparing pilot-scale operations of our crushing and separating systems that will produce mineral-rich black mass at our 137,000 square foot state of the art manufacturing facility later this year and also deploy our lithium extraction pilot capability in the same facility, both in 2023.

Our pilot scale cellulosic fuel system will also be operational in 2023, positioning the scaling and ramp of our first cellulosic fuel bio refinery that will produce an array of bio intermediaries and biofuels for today’s infrastructure.

We expect to receive our operating permit for battery metal processing during the fourth quarter of 2022, and our air quality permit in the first quarter of 2023. We are currently engaged with and building a coalition of strategic suppliers, partners, and/or customers in both of our renewable businesses.

We have also made meaningful progress and will complete the monetization of our non-strategic assets, during 2022, while funding our new businesses and limiting our outlook and focus to the objectives outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity is based on our ability to generate cash flows from our operations, as well as our net sources of capital from financing as generally compared to our net uses of capital from investing activities. Our cash balances at June 30, 2022 and December 31, 2021 were $4,345,315 and $5,912,188, respectively. The Company had current assets of $11,088,560 and current liabilities of $30,935,063, representing working capital deficit, net of cash, of $24,191,818 at June 30, 2022.

During the six months ended June 30, 2022, we used $7,714,703 in cash in our operating activities, provided $516,145 in our investing activities, and sourced $5,631,685 from our financing activities. During the six months ended June 30, 2021, we used $3,326,611 in cash in our operating activities, and $7,075,315 in our investing activities and we sourced $13,222,530 from our financing activities. During the six months ended June 30, 2022, 7,545,620 common shares were issued through equity issuance and private placement agreements at an average price per share of $0.72 and net proceeds of $3,457,084, net of cash issuance fees of $213,000.

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

Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company. For the three and six months ended June 30, 2022, we issued to Leviston 4,377,697 common shares with an aggregate sales price of $3,460,000, at an average price per share of $0.79, and an additional 343,883 common shares at a fair value of $500,000 in commitment and due diligence fees. As of June 30, 2022, the 2022 Leviston Sales Agreement has $6,540,000 of remaining capacity.

On June 21, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Tysadco Partners, LLC (“Tysadco”) for the private placement of 3,076,923 common shares at a purchase price of $0.65 per share. The Company paid $140,000 in cash and delivered 57,143 common shares with a fair value of $40,000 to the placement agent in connection with such sale.

The Company also entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Such sale was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Company will pay commissions equal to 5% of the offering proceeds to the placement agent in connection with any such sale. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock to Tysadco.

Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company.

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

Net cash used in operating activities for the six months ended June 30, 2022 increased by $4,388,092 from the same period in 2021 primarily from net increases in operating costs, partially offset by an increase in net sources of cash for working capital.

Net cash used in investing activities for the six months ended June 30, 2022 decreased by $7,591,460 from the comparable six months ended 2021 primarily due to decreases of $2,735,000 in advances to SSOF, cash payments to LINICO of $2,000,000 and GenMat of $2,000,000, and loans to Comstock IP Holdings and LP Biosciences of $1,161,258, and an $820,000 use for the MCU-P note receivable in 2021, partially offset by 2022 source of cash proceeds from the $750,000 Tonogold option payment received.

Net cash provided in financing activities for the six months ended June 30, 2022 decreased $7,590,845 compared to the same period in 2021, primarily as a result of reduced net proceeds from the issuance of common stock of $11,780,000, partially offset by reduced principal payments on debt of $3,448,288 and contributions of $500,000 from AQMS for additional shares in LINICO.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF and sale of the Silver Springs Properties, amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

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

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were effective as of June 30, 2022, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the interim period ended March 31, 2022.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On June 21, 2022, the “Company entered into an equity purchase agreement with Tysadco Partners, LLC for the placement of 3,076,923 unregistered common shares at a purchase price of $0.65 per share. The Company paid $140,000 and 57,143 common shares to the placement agent in connection with such sale.

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

3.1
Articles of Incorporation (previously filed with Securities and Exchange Commission on June 2, 2022 as exhibit 3.1 to the Company's Current report Form 8-K (file number 001-35200/film number 22988695) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 2, 2022 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 22988695) and incorporated herein by reference)

31*
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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended June 30, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

By: /s/ CORRADO DE GASPERIS
CORRADO DE GASPERIS
Executive Chairman
Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer,
Principal Financial Officer)
Date: August 9, 2022

59