Form 10-Q
period 2022-09-30
Comstock Inc.
filed 2022-11-01
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on November 1, 2022 was 86,055,389.

COMSTOCK INC.
FORM 10Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

ITEM 1        FINANCIAL STATEMENTS

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS

Current Assets:
Cash and cash equivalents	$1,156,512	$5,912,188
Investments in equity securities	1,999	925,819
Notes receivable and advances, net - current portion	4,957,275	4,964,545
Derivative assets	—	342,000
Deposits, current portion	189,000	347,454
Prepaid expenses and other current assets	1,816,110	1,336,983
Total current assets	8,120,896	13,828,989

Noncurrent Assets:
Investments	20,509,247	25,850,879
Mineral rights and properties	13,513,585	6,669,111
Properties, plant and equipment, net	13,642,004	14,563,672
Construction in progress	3,519,799	3,219,607
Reclamation bond deposit	2,707,627	2,695,944
Notes receivable and advances, net	946,804	8,853,841
Intangible assets, net	21,695,958	23,175,301
Goodwill	12,788,671	12,788,671
Finance lease - right of use asset, net	18,726,794	15,033,000
Other assets	327,627	275,617
Total noncurrent assets	108,378,116	113,125,643

TOTAL ASSETS	$116,499,012	$126,954,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$401,504	$633,223
Accrued expenses and other liabilities	638,532	939,443
Deposits	421,393	420,183
Derivative liabilities	15,948,162	8,873,162
Finance lease - right of use lease liability	14,907,994	13,043,499
Total current liabilities	32,317,585	23,909,510

Long-term Liabilities:
Reclamation liability	6,679,053	5,445,672
Debt, net	3,887,933	4,486,256
Other liabilities	263,309	142,672
Total long-term liabilities	10,830,295	10,074,600

Total liabilities	43,147,880	33,984,110

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 245,000,000 shares authorized, 82,388,289 and 71,207,832 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	54,631	47,065
Treasury stock 2,605,323 and 3,000,000 shares, at cost, at September 30, 2022 and December 31, 2021, respectively	(3,360,867)	(3,870,000)
Additional paid-in capital	344,252,720	338,936,145
Accumulated deficit	(270,814,341)	(245,542,688)
Total equity - Comstock Inc.	70,132,143	89,570,522
Non-controlling interest	3,218,989	3,400,000
Total stockholders' equity	73,351,132	92,970,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,499,012	$126,954,632

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$39,850	$362,713	$147,400	$465,838

Operating expenses:
Selling, general and administrative expenses	1,894,500	1,582,691	6,805,839	2,767,176
Research and development	1,330,340	164,334	5,104,908	164,334
Depreciation and amortization	794,565	335,605	2,447,988	566,204
Gain on sale of Daney Ranch	(1,055,623)	—	(1,055,623)	—
Total operating expenses	2,963,782	2,082,630	13,303,112	3,497,714

Loss from operations	(2,923,932)	(1,719,917)	(13,155,712)	(3,031,876)

Other Income (Expense)
Gain (loss) on investments	(43,514)	(302,211)	9,309	(2,129,693)
Interest expense	(326,937)	(4,076)	(963,687)	(148,652)
Interest income	10,050	261,281	368,401	648,250
Change in fair value of derivative instruments	(1,600,000)	(7,230,000)	(6,725,000)	(2,232,750)
Recovery (impairment) of investments and intangible assets	(145,559)	—	(3,727,243)	—
Other income (expense)	(285,152)	(499,583)	(1,758,732)	(732,546)
Total other income (expense), net	(2,391,112)	(7,774,589)	(12,796,952)	(4,595,391)

Net loss	(5,315,044)	(9,494,506)	(25,952,664)	(7,627,267)

Net loss attributable to noncontrolling interest	(188,792)	—	(681,011)	—

Net loss attributable to Comstock Inc.	$(5,126,252)	$(9,494,506)	$(25,271,653)	$(7,627,267)

Weighted average common shares outstanding, basic	76,481,625	54,600,262	70,866,854	45,213,469
Weighted average common shares outstanding, diluted	76,481,625	54,600,262	70,866,854	45,213,469

Earnings per Share - Basic:
Net loss per share - basic	$(0.07)	$(0.17)	$(0.36)	$(0.17)

Earnings per Share - Diluted:
Net loss per share - diluted	$(0.07)	$(0.17)	$(0.36)	$(0.17)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2021	34,980,766	$22,937	$252,715,337	$(220,959,068)	—	$—	$31,779,206

Investment in LINICO Corporation	3,000,000	1,998	6,748,002	—	—	—	6,750,000
Issuance of common stock for cash	4,423,842	2,946	18,017,054	—	—	—	18,020,000
Issuance of common shares for stock issuance costs	50,907	34	249,968	—	—	—	250,002
Common stock issuance costs	—	—	(1,248,002)	—	—	—	(1,248,002)
Employee and director share-based compensation	—	—	97,010	—	—	—	97,010
Repurchase of employee stock options	—	—	(194,581)	—	—	—	(194,581)
Net income	—	—	—	8,188,231	—	—	8,188,231
BALANCE - March 31, 2021	42,455,515	27,915	276,384,788	(212,770,837)	—	—	63,641,866

Acquisition of RPS	1,000,000	666	2,394,322	—	—	—	2,394,988
Investment in GenMat	3,000,000	1,998	10,528,002	—	—	—	10,530,000
Employee and director share-based compensation	—	—	104,958	—	—	—	104,958
Repurchase of employee stock options	—	—	(27,975)	—	—	—	(27,975)
Common stock issuance costs	—	—	(65,000)	—	—	—	(65,000)
Net loss	—	—	—	(6,320,992)	—	—	(6,320,992)
BALANCE - June 30, 2021	46,455,515	$30,579	$289,319,095	$(219,091,829)	$—	$—	$70,257,845

Investment in LP Biosciences LLP	3,500,000	2,331	10,812,669	—	—	—	10,815,000
Issuance of common stock	1,549,153	1,031	3,978,968	—	—	—	3,979,999
Issuance of common stock for stock issuance costs	34,965	23	99,977	—	—	—	100,000
Common stock issuance costs	—	—	(101,500)	—	—	—	(101,500)
Acquisition of MANA Corporation	4,200,000	2,797	6,824,669	—	—	—	6,827,466
Acquisition of Renewable Process Solutions Inc.	—	—	(90,182)	—	—	—	(90,182)
Payment to Northern Comstock LLC for mineral rights	163,156	109	482,391	—	—	—	482,500
Acquisition of Plain Sight Innovations Corporation	8,500,000	5,662	14,947,145	—	—	—	14,952,807
Employee and director share-based compensation	—	—	127,715	—	—	—	127,715
Repurchase of employee stock options	—	—	(24,600)	—	—	—	(24,600)
Net loss	—	—	—	(9,494,506)	—	—	(9,494,506)
BALANCE - September 30, 2021	64,402,789	$42,532	$326,376,347	$(228,586,335)	$—	$—	$97,832,544

BALANCE - January 1, 2022	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Common stock issuance costs	—	—	(70,000)	—	—	—	(70,000)
Investment in LINICO by Aqua Metals	—	—	—	—	—	500,000	500,000
Employee and director share-based compensation	—	119	108,480	—	—	—	108,599
Sales of treasury shares (1,485 common shares)	—	—	805	—	1,916	—	2,721

Net loss	—	—	—	(6,378,555)	—	(168,468)	(6,547,023)
BALANCE - March 31, 2022	67,707,832	$44,853	$333,867,761	$(251,921,243)	$(3,868,084)	$3,731,532	$81,854,819

Haywood lease	1,500,000	999	2,294,001	—	—	—	2,295,000
Tysadco private placement funding	3,076,923	2,049	1,997,951				2,000,000
Issuance of common stock for cash	4,377,697	2,916	3,457,084	—	—	—	3,460,000
Issuance of common shares for stock issuance costs	829,597	553	839,447	—	—	—	840,000
Common stock issuance costs	—	—	(1,053,000)	—	—	—	(1,053,000)
Common stock received and cancelled in connection with employee termination	(720,000)	(480)	480	—	—	—	—
Employee and director share-based compensation	—	—	113,580	—	—	—	113,580
Repurchase of employee stock options	—	—	(12,195)	—	—	—	(12,195)
Exercise of employee stock options	50,000	33	27,967	—	—	—	28,000
Net loss	—	—	—	(13,766,846)	—	(323,751)	(14,090,597)
BALANCE - June 30, 2022	76,822,049	$50,923	$341,533,076	$(265,688,089)	$(3,868,084)	$3,407,781	$75,435,607

Issuance of common stock for cash	4,763,945	3,174	2,398,826	—	—	—	2,402,000
Warrants issued with note amendment	—	—	18,975	—	—	—	18,975
Payment to Northern Comstock LLC for mineral rights	802,295	534	481,966	—	—		482,500
Employee and director share-based compensation	—	—	89,738	—	—	—	89,738
Sales of treasury shares (393,192 common shares)	—	—	(269,861)	—	507,217		237,356
Net loss	—	—		(5,126,252)	—	(188,792)	(5,315,044)
BALANCE - September 30, 2022	82,388,289	$54,631	$344,252,720	$(270,814,341)	$(3,360,867)	$3,218,989	$73,351,132

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine Months Ended

	09/30/22	09/30/21
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(25,952,664)	$(7,627,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	409,784	405,781
Amortization of lease	396,895	—
Amortization of intangibles	1,641,308	218,387
Accretion (reduction) of reclamation liability	291,213	(690,337)
Accretion of discount on MCU Philippines, Inc. note receivable	(30,094)	(77,703)
Amortization of debt discount and other debt-related items	130,652	(45,791)
Amortization of discount on Daney Ranch note receivable	(5,713)	—
Employee and director share based compensation	311,917	329,683
Change in fair value of derivative instruments	6,725,000	2,232,750
Gain on sale of Daney Ranch	(1,055,623)	—
Loss (gain) on investments in securities	(528,146)	2,200,472
Loss from equity method investments	858,712	511,602
Impairment of MCU-P and MCU note receivable and investments, net	3,189,064	—
Impairment of Flux Photon deposit	338,035	—
Loss on expiration of option	150,000	—
Realized gains (losses) on sales of Tonogold Resources, Inc. common shares	518,837	(70,780)
Change in fair value of Tonogold Resources, Inc. note receivable	605,000	617,500
Impairment of LPB investment	54,587	—
Non-cash Tonogold reimbursements and fees	—	(2,175,000)

Changes in operating assets and liabilities:
Prepaid expenses	(379,127)	(493,027)
Deposits	109,664	—
Other assets	330,490	(254,332)
Accounts payable	(227,788)	(18,583)
Accrued expenses, other liabilities and deposits	(241,137)	(52,375)
Net cash provided by (used in) operating activities	(12,359,134)	(4,989,020)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(500,000)	—
Proceeds from Mercury Clean Up, LLC derivative asset settlement	—	762,377
Recovery of funds from MCU and MCU-P	895,204	—
Addition to MCU Philippines, Inc. note receivable	—	(820,000)
Addition to other note receivable	—	(100,000)
Cash commitment payments to LINICO Corporation	—	(3,500,000)
Investment in Comstock IP Holdings Corporation	—	(1,375,503)
Investment in Quantum Generative Materials LLC	(2,200,000)	(3,500,000)
Proceeds from Lucerne's mineral properties option	750,000	—
Proceeds from sale of Daney Ranch	1,500,000	—

	09/30/22	09/30/21
Advances to Sierra Springs Opportunity Fund, Inc.	(1,300,000)	(3,035,000)
Proceeds from repayment by Sierra Springs Opportunity Fund, Inc.	1,300,000	—
Purchase of mineral rights and properties, plant and equipment	(816,302)	(47,750)
Advance to LP Biosciences LLC	—	(326,258)
Cash acquired from acquisition of Comstock Engineering Corporation	—	124,531
Legal fees on investments	—	(224,948)
Haywood land lease and acquisition	(50,000)	—
Purchases related to construction in progress	(306,430)	—
Proceeds from sale of Tonogold Resources, Inc. common shares	933,129	998,313
Payment for option to purchase additional membership interests in Pelen LLC	(100,000)	(100,000)
Other	(4,413)	(1,031)
Net cash provided by (used in) investing activities	101,188	(11,145,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt principal and financing lease	(832,612)	(3,568,214)
Proceeds from the issuance of common stock	7,862,020	21,999,999
Sale of treasury stock	240,077	—
Investment in LINICO by Aqua Metals	500,000	—
Common stock issuance costs	(283,020)	(1,064,499)
Proceeds from exercise of options	28,000	—
Repurchase of employee stock options	(12,195)	(247,156)
Net cash provided by (used) in financing activities	7,502,270	17,120,130
Net increase (decrease) in cash and cash equivalents	(4,755,676)	985,841
Cash and cash equivalents at beginning of period	5,912,188	2,431,944
Cash and cash equivalents at end of period	$1,156,512	$3,417,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisitions:
Renewable Process Solutions, Inc.	$—	$2,304,806
MANA Corporation	$—	$6,827,466
Plain Sight Innovations Corporation	$—	$14,952,807
Haywood land lease and acquisition	$2,050,000	$—

Issuance of common shares for investments:
LINICO Corporation	$—	$6,250,000
Quantum Generative Materials LLC	$—	$10,000,000
LP Biosciences LLC	$—	$4,173,000

Issuance of common shares for derivative assets:
LINICO Corporation	$—	$500,000
Quantum Generative Materials LLC	$—	$530,000
LP Biosciences LLC		$6,642,000
Haywood land lease and acquisition	$245,000	$—

Common stock received in the rescission of the LPB transaction	$5,110,000	$—
Issuance of common shares for Northern Comstock LLC mineral rights payments	$482,500	$482,500
Note receivable exchanged for investment in Comstock Mining LLC	$(6,650,000)	$—
Issuance of common shares for stock issuance costs	$840,000	$350,002
Increase in Tonogold note receivable in exchange for non-cash reimbursements	$—	$1,000,000
Note receivable issued in sale of Daney Ranch property	$993,000	$—
Increase in finance lease asset and liability due to modification of lease terms	$1,147,669	$—

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly-owned subsidiaries, Comstock Innovation Corporation (“Comstock Innovations”) and Comstock IP Holdings LLC ("Comstock IP Holdings") since their acquisition in September 2021, Comstock Engineering Corporation ("Comstock Engineering") since its acquisition in June 2021, MANA Corporation ("MANA") since its acquisition in July 2021, approximately 90% owned LINICO Corporation since its majority acquisition on December 30, 2021, Comstock Mining LLC, since its re-acquisition in March 2022, MCU Philippines, Inc., since its acquisition in June 2022, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, and Downtown Silver Springs LLC ("DTSS"). Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual, consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Operating results for the three and nine months ended September 30, 2022 may not be indicative of full year 2022 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2022, and our results of operations, and changes in equity for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021.

DESCRIPTION OF THE BUSINESS

Comstock innovates technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon. Comstock plans to achieve financial, natural, and social gains by developing, enabling, and operating a fleet of advanced carbon neutral extraction and refining facilities, commercializing complimentary process solutions and related services, and licensing selected technologies to strategic partners.

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

During 2021 and 2022, we completed a series of transactions that were designed to build on our competencies and position us to address and capitalize on the global transition to clean energy. Those transactions primarily included (i) our option to sell Comstock Mining LLC, the owner of our Lucerne resource area in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), 88.99% of LINICO Corporation, and (iii) our purchase of 48.19% of Quantum Generative Materials LLC ("GenMat") and other investments. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our Company and business into an emerging leader in the innovation and sustainable production of renewable energy products, including cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2, Acquisitions and Investments.

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada. We are currently focused, in conjunction with our investee GenMat, on developing technologies that enhance the efficacy and efficiency of mineral exploration and development activities, including advanced data collection capabilities, sensing and artificially intelligent interpretive and predictive technologies, while leveraging our extensive database of historical and current geologic data, for breakthrough mineral discovery.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $270.8 million at September 30, 2022. For the nine months ended September 30, 2022, the Company recognized a net loss of $25.3 million. Cash and cash equivalents decreased by $4.8 million from $5.9 million at December 31, 2021 to $1.2 million at September 30, 2022. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) sales of engineering services and technology licenses (iii) the repayment of advances from SSOF, (iv) proceeds from Tonogold Resources, Inc. ("Tonogold") reimbursements (v) the sale of the Silver Springs properties, and (vi) sales of equity securities. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration and other registration statements, borrowings and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, and investment related expenditures in excess of planned proceeds from the Tonogold reimbursement, repayments to us of advances to SSOF, the sale of the Silver Springs Properties, and amounts to be raised from the issuance of equity under our existing shelf registration and other registration statements. Declines in the market value of properties held for sale or declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2022 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

NOTES RECEIVABLE

Notes receivable are collateralized, interest-bearing obligations and are classified as held for investment when we have the intent and ability to hold the note to maturity. At issuance, notes receivable are recorded at an amount that reasonably approximates their fair value, which is based on the present value of future cash flows discounted at the prevailing interest rate. Any difference between the face amount and fair value is recognized as a discount or premium and accounted for as an element of interest over the life of the note. When interest accrued under the interest method exceeds interest at the stated rate, the amount of periodic amortization recognized is limited to the amount at which the borrower could settle the obligation. Loans held for investment are subsequently measured on an amortized cost basis.

COVID-19

The outbreak in 2020 of the novel coronavirus (“COVID-19”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus. For more than two years in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing and vaccinations in communities throughout the state. We are operating in alignment with these guidelines for protecting the health of our employees, partners and suppliers.

On May 20, 2022, Nevada Governor Steve Sisolak proclaimed the end of the Declaration of Emergency related to the COVID-19 pandemic. The State of Emergency declaration had been in place since March 2020 and allowed the State to respond to challenges brought forward by the unprecedented pandemic. Due to planning and collaboration across all levels of government in Nevada, the declaration of emergency was ended, and the state remains ready to prevent, treat and manage COVID-19 cases.

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

In connection with the Comstock Innovations closing, the Company agreed to appoint a designee of one of the former shareholders of Comstock Innovations, Triple Point Asset Management LLC (“TPAM”), to the Company’s board of directors. TPAM’s appointee is the Company's Chief Technical Officer, the beneficial owner, executive officer and director of TPAM.

The pro forma financial information below represents the combined results of operations for the three and nine months ended September 30, 2021 as if the acquisition had occurred as of Comstock Innovations' date of incorporation of March 1, 2021, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three months ended September 30, 2021	Nine months ended September 30, 2021

Revenue	$368,713	$471,838

Net income (loss)	(10,452,246)	(8,938,683)

Acquisition of Assets from FLUX Photon Corporation

On September 7, 2021, we purchased all of the intellectual property assets of Comstock Innovations affiliate, FLUX Photon Corporation (“FPC”), in exchange for performance-based cash payments equal to 20% of our future consolidated Net Cash Flow (as defined in the related Asset Purchase Agreement) up to $18,000,000. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, thereby decreasing the potential performance-based cash payment to $17,650,000. We have not recorded the purchased assets or related contingent purchase consideration. Based on historical and continuing losses and no current evidence that the value of the asset would be recoverable through the use of FPC's research activities, the intangible asset was deemed unrecoverable during the first quarter of 2022 and was fully impaired. We recognized an impairment loss of $338,035 (net of accumulated amortization) in the statement of operations during the nine months ended September 30, 2022 for the renewable energy products segment.

Acquisition of MANA Corporation

On July 23, 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA, an industrial agricultural technology development, marketing, and management company, in exchange for 4,200,000 restricted shares of our common stock with a fair value of $6,528,453.

The pro forma financial information below represents the combined results of operations for the three and nine months ended September 30, 2021, as if the acquisition had occurred as of MANA’s February 16, 2021 date of incorporation, with pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three months ended September 30, 2021	Nine months ended September 30, 2021

Revenue	$362,713	$465,838

Net loss	$(9,494,506)	$(7,858,033)

Acquisition of Assets in LINICO Corporation

On February 15, 2021, the Company, Aqua Metals, Inc. (“AQMS”) and LINICO entered into a Series A Preferred Stock Purchase Agreement (“February Agreement”). The chief financial officer of AQMS is also a member of the Company’s board of directors.

Pursuant to the February Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3,000,000 shares of our restricted common stock with a fair value of $6,750,000 in payment of the purchase price; $6,250,000 of which was in connection with our investment and $500,000 of which was recognized as a related derivative asset. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we owned 48.78% of LINICO's outstanding capital stock (on an as-converted basis) and voting shares. Our chief executive officer is a member and Executive Chairman of the LINICO board of directors.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director, which resulted in the Company owning approximately 90% of the capital stock of LINICO when combined with the Company's capital stock ownership prior to December 30, 2021. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date. In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock

Shares”) to the former chief executive officer. If and to the extent that the sale of the Comstock Shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162 less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer, at any time during or prior to his sale of the Comstock Shares.

During the nine months ended September 30, 2022, the Company and AQMS made additional investments in LINICO of $3,276,472 and $500,000, respectively. As a result, as of September 30, 2022, we own 88.99% of LINICO's issued and outstanding equity and the remaining 11.01% is owned by AQMS.

Acquisition of Comstock Engineering Corporation

On June 18, 2021, we acquired 100% of the issued and outstanding equity and voting shares of Comstock Engineering Corporation ("Comstock Engineering"), a process engineering and renewable technology development company, in exchange for 1,000,000 restricted shares of our common stock, with a fair value of $2,304,806.

The pro forma financial information below represents the combined results of operations for the three and nine months ended September 30, 2021 as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented nor indicative of future operating results.

	Three months ended September 30, 2021	Nine months ended September 30, 2021

Revenue	362,713	$587,053

Net income (loss)	$(9,494,506)	$(7,621,176)

Summary of Noncurrent Investments

At September 30, 2022 and December 31, 2021, our non-current investments include:

	September 30, 2022		December 31, 2021
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
LP Biosciences LLC	$—	—%	$4,227,587	48.19%
Quantum Generative Materials LLC	15,041,034	48.19%	13,645,946	48.19%
Green Li-ion	—	—%	4,577,000	20.22%
Mercury Clean Up, LLC	—	—%	1,975,026	25.00%
MCU Philippines, Inc.	—	—%	499,269	50.00%
Pelen Limited Liability Company	615,503	25.00%	591,051	25.00%
Total equity method investments	15,656,537		25,515,879
Cost Method Investments:
Green Li-ion, at cost	4,517,710	16.5%	—	$—
Sierra Springs Opportunity Fund, Inc., at cost	335,000	11.65%	335,000
Total Investments	$20,509,247		$25,850,879

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method is as follows:

	2022*	2021*
Current assets	$404,210	$8,218,932
Non-current assets	11,845,430	11,585,338
Current liabilities	4,315	3,101,523
Non-current liabilities	—	2,000,000

	2022*	2021*
Revenues	52,675	279,666
Gross Profit	52,675	125,046

Net income (loss) and net income (loss) attributable to the entity	$(2,228,217)	$(791,006)
* The information is presented as of June 30, 2022 and September 30, 2021, and for the nine months ended June 30, 2022 and 2021, respectively. All equity method investments are accounted for on a one-quarter lag.

The excess of our investment values over the net assets of the individual investees is comprised of goodwill. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's common stock in the table above held by investees and make-whole derivatives, net of long-term debt of $10 million and $8 million, which is included in non-current assets and liabilities as of September 30, 2022 and December 31, 2021 in the table above, respectively.

Investment in Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of GenMat, a developer of quantum computing technologies with the goal of accelerating material science discovery and development and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harness emerging quantum computing technologies and develop new materials for use in our strategically aligned fields of interest, battery metals, carbon capture and data accumulation, manipulation, interpretation and sensing for mineral discovery and mining.

At closing, we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in stock for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. In 2021, we paid $4,250,000 in cash toward the $5,000,000 in scheduled cash commitment. At closing, we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset. During the nine months ended September 30, 2022, we contributed $2,200,000 of which $750,000 fully satisfied the $5 million cash commitment obligation. For the three and nine months ended September 30, 2022, the Company recorded $283,367 and $804,912, respectively, in equity loss from affiliates for the investment in GenMat.

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

The Company incurred additional expenses of approximately $250,000 in connection with the termination of the transaction, which was recorded as other expense in the statement of operations for the nine months ended September 30, 2022.

As of December 31, 2021, the notes receivable, prepaid assets and other deposits associated with LP Biosciences of $1,076,258 were written off, including $500,000 of restricted cash held in escrow, which LPB had rights to under the termination agreement.

Investment in Green Li-ion Pte, Ltd.

As part of our acquisition of the LINICO assets on December 30, 2021, we acquired 20.22% of Green Li-ion Pte, Ltd., a Singaporean company ("Green Li-ion"). Prior to acquisition, LINICO purchased the investment and secured the rights to purchase Green Li-ion’s patented process equipment, with exclusive rights for the U.S. market, enabling the future production of 99.9% pure lithium-ion precursor cathodes active materials. The Green Li-ion technology is complementary to LINICO’s technology, which takes lithium-ion batteries to black mass and subsequently plans on extracting lithium from the black mass. The investment had a fair value of $4,577,000 at acquisition and was accounted for under the equity method through March 31, 2022.

On January 5, 2022 and April 11, 2022, Green Li-ion issued additional equity and decreased our ownership which decreased to 16.45%, resulting in the loss of our ability to exercise significant influence. Accordingly, we elected the measurement alternative for equity investments that do not have a readily determinable fair value and we are now accounting for the investment at cost, with all losses previously accrued under the equity method remaining as part of the carrying value of the investment. For the three and nine months ended September 30, 2022, we recognized $0 and $59,290, respectively, in equity loss from affiliates for the investment in Green Li-ion for the period the investment was still being accounted for under the equity method.

Transactions Involving Tonogold Resources, Inc. and Comstock Mining LLC

On January 24, 2019, the Company entered into a membership interest purchase agreement, as amended and restated on September 8, 2020, to sell its interests in Comstock Mining LLC, a wholly-owned subsidiary with whose sole net asset is the Lucerne mine properties and related permit (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold"). The transfer of 100% ownership of Comstock Mining LLC to Tonogold was completed in September 2020.

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

On March 26, 2022, we entered into an Option Agreement with Tonogold, as modified on September 30, 2022 (the "Option Agreement") whereby we agreed to extinguish the Tono Note in exchange for 100% of the membership interests of Comstock Mining LLC. The agreement also allowed Tonogold to enter into an option, for an upfront fee of $750,000, to repurchase the Comstock Mining LLC membership interests from the Company by December 31, 2022, for $7,750,000, extendable to July 1, 2023 with a payment of an additional extension fee of $500,000 on or before December 31, 2022.

To maintain the option, Tonogold agreed to continue to reimburse all costs associated with owning the properties, as well as certain ongoing option and lease payments.

The acquisition of the membership interest was accounted for as an asset acquisition. The face value of the note at maturity of $6,650,000 approximated its fair value, and this amount plus acquisition costs of approximately $2,300 were netted with the $750,000 option payment received from Tonogold and applied to the net assets acquired as follows:

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

In July 2020, MCU formed MCU Philippines, Inc. ("MCU-P") to remediate mercury in the Philippines, specifically in the province of Davao d' Oro. The Company’s chief executive officer was a director of MCU-P.

For the three and nine months ended September 30, 2022, the Company recorded $0 and $14,578 in equity loss from affiliates for the investment in MCU. For the three and nine months ended September 30, 2021, the Company recorded $11,467 and $20,964 in equity loss from affiliates for the investment in MCU.

For the three and nine months ended September 30, 2022, the Company recorded $0 and $4,384 in equity loss from affiliates for the investment in MCU-P. For the three and nine months ended September 30, 2021, the Company recorded $8,361 and $14,680 in equity loss from affiliates for the investment in MCU-P.

Based on the lack of a known, cash-generating operating sites for MCU-P operations, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and MCU-P and we no longer expect to recover the investment. During the nine months ended September 30, 2022, the investment of $1,960,448 in

Mercury Clean Up LLC was deemed unrecoverable and was fully impaired. During the nine months ended September 30, 2022, the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were both deemed unrecoverable and fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to Comstock which was fully impaired in the three month period ended March 31, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company for the nine months ended September 30, 2022, with $590,000 from MCU and $305,204 from MCU-P.

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

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, Sierra Springs Opportunity Fund ("SSOF") which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. At September 30, 2022, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.65% of total SSOF common shares on a fully diluted basis.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net, at September 30, 2022 and December 31, 2021 include:

	09/30/22	12/31/21
Current portion
Sierra Springs advances receivable	$4,935,000	$4,935,000
Other notes receivable	22,275	29,545
Total notes receivable and advances, current portion	$4,957,275	$4,964,545

Non-current portion
Daney Ranch note receivable	$993,000	$—
Unamortized discount for implied interest	(46,196)	—
Daney Ranch note receivable, net of discount	946,804	—
Tonogold note receivable, face value	—	6,650,000
Unrealized gain	—	605,000
Tonogold note receivable, fair value	—	7,255,000
MCU-P note receivable, face value	—	2,000,000
Unamortized discount for implied interest	—	(401,159)
MCU-Philippines note receivable, non-current portion, net	—	1,598,841
Total notes receivable and advances, net	$5,904,079	$13,818,386

Daney Ranch Sale

In August 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser (see Note 7, Leases). The note bears interest at 2% for the first year and 7% for the remaining term. The note may be prepaid all or in part at any time without penalty. The note is secured by a second priority security interest in the property. The present value of the future interest and principal payments using a prevailing rate for similar loans of 7% was less than the face amount of the loan at issuance and we recognized a discount of $51,909. The discount will be amortized into interest income over the first year of the note and the note is measured on an amortized cost basis. During the three and nine months ended September 30, 2022, we recognized interest income of $7,998 on the Daney Ranch note receivable.

Tonogold Option Agreement, Reconveyance of Lucerne Mine and Related Assets, and Tonogold Note Receivable

We recognized a loss on the change in fair value of the note receivable of $— and $190,000 in other income and expense for the three months ended September 30, 2022 and 2021, respectively. We recognized losses on the change in fair value of $605,000 and $617,500 in other income and expense for the nine months ended September 30, 2022 and 2021, respectively. On March 31, 2022, we agreed to extinguish the Tonogold note receivable principal of $6,650,000 in exchange for 100% of the membership interests of Comstock Mining LLC under the Option Agreement (see Note 2, Acquisitions and Investments).

Advances to Sierra Springs Opportunity Fund, Inc.

On January 3, 2022, the Company made an additional SSOF Advance of $1,300,000, for use by SSE in paying deposits for contracted property purchases. This amount was fully repaid on January 26, 2022. SSE assigned all assignable rights, title and interest in SSE’s property purchases to the Company until such time as the SSOF Advances are repaid.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at September 30, 2022 and December 31, 2021, respectively, include the following:

	09/30/22	12/31/21
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	3,298,311
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	5,260,004	4,438,657
Accumulated depreciation	(26,628,132)	(27,146,379)
Total property, plant and equipment, net	$13,642,004	$14,563,672

During the three months ended September 30, 2022 and 2021, the Company recognized depreciation expense of $126,877 and $115,020, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized depreciation expense of $409,784 and $344,557, respectively.

Daney Ranch

In August 2022, the lessee of the Daney Ranch property exercised the purchase option under the lease to purchase the property for a net purchase price of $2,441,090 and recognized a gain of $1,055,623 against the carrying value of the underlying land and buildings of $1,385,467 (see Note 7, Leases).

Mineral Rights and Properties

Comstock and its subsidiaries own, control, or retain an interest in 9,358 acres located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. The Comstock Mineral Estate includes the Lucerne mineral properties with a carrying value of $6,844,474 as of September 30, 2022, which Tonogold has an option to purchase for $7,750,000. Our properties at September 30, 2022 and December 31, 2021 consisted of the following:

	09/30/22	12/31/21
Comstock Mineral Estate	$13,423,585	$6,579,111
Water rights	90,000	90,000
Total mineral rights and properties	$13,513,585	$6,669,111

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the nine months ended September 30, 2022 and 2021, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

LINICO Construction in Progress

At September 30, 2022 and December 31, 2021, respectively, LINICO had $3,519,799 and $3,219,607 in construction in progress which included $3,126,308 and $3,219,607, respectively, in deposits with various vendors for the commercial scale battery recycling facility plant and equipment. Depreciation for the related assets will begin once they are placed in service. During the three and nine months ended September 30, 2022, we recognized $468,834 and $1,775,834, respectively of research and development expenses for LINICO.

NOTE 5        RECLAMATION BOND DEPOSIT

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6,751,950 reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation at September 30, 2022. The Company also has a $500,000 surety bond with Storey County for mine reclamation at September 30, 2022. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at September 30, 2022, and December 31, 2021.

The reclamation bond deposit at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Lexon surety bond cash collateral	2,600,691	2,589,008
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,707,627	$2,695,944

The Lexon collateral at September 30, 2022 and December 31, 2021 includes earned income of $100,692 and $89,008 respectively, which has been left on deposit at BNY Mellon. The total cash collateral is a component of the reclamation bond deposit on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.
NOTE 6        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2022 and December 31, 2021 include the following:

Description	Estimated Economic Life	September 30, 2022	December 31, 2021

Developed technologies	10 years	$19,382,401	$18,882,401
Lease intangible	30 years	3,621,488	3,621,488
License agreements	10 years	510,752	510,752
In-process research and development	10 years	—	350,000
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(1,968,301)	(338,958)
Intangible assets, net		$21,695,958	$23,175,301

Accumulated amortization as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Developed technologies	$1,609,287	$231,920
Lease intangible	90,975	—
License agreements	136,541	20,625
In-process research and development	—	2,991
Customer agreements	122,884	81,923
Distribution agreements	8,088	1,499
Trademarks	526	—
Accumulated amortization	$1,968,301	$338,958

Amortization expense related to intangible assets of $530,338 and $218,387 was recorded for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets of $1,641,308 and $218,387 was recorded for the nine months ended September 30, 2022 and 2021, respectively. Accumulated amortization of $11,965 was written off as part of the impairment of the Flux Photon intangible asset during the nine months ended September 30, 2022.

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

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. Comstock IP Holdings is also party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual Properties, Inc. (“VTIP”) pursuant to which Comstock IP Holdings agreed to (i) pay Virginia Tech $438,410 to conduct sponsored research; and (ii), license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of the applicable net sales, subject to a minimum annual royalty of $5,000 per year. During the nine months ended September 30, 2022, the Company paid $500,000 toward the license fees.

Future amortization expense is as follows at September 30, 2022:

Remainder of 2022	$531,282
2023	2,118,936
2024	2,114,784
2025	2,114,784
2026	2,114,784
Thereafter	12,701,388
$21,695,958

Changes in the intangible assets and goodwill balances for the nine months ended September 30, 2022 are presented below:

	As of December 31, 2021	Additions	Impairment	Amortization	As of September 30, 2022
Intangible assets	23,514,259	500,000	(350,000)		23,664,259
Accumulated amortization	(338,958)		11,965	(1,641,308)	(1,968,301)
Goodwill	12,788,671	—	—	—	12,788,671
Total intangible assets and goodwill	35,963,972	500,000	(338,035)	(1,641,308)	34,484,629

All intangibles and goodwill are associated with the Renewable Energy Products segment.

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	September 30, 2022	December 31, 2021
Finance lease right-of-use asset, net	Right of use asset	$18,726,794	$15,033,000
Operating lease right-of-use asset, net	Other assets	43,315	46,897
Total right of use assets		$18,770,109	$15,079,897

Operating lease liability - current	Accrued expenses and other liabilities	$4,996	$4,388
Operating lease liability - long-term	Other liabilities	41,587	45,403
Finance lease liability	Lease liability	14,907,994	13,043,499
Total lease liabilities		$14,954,577	$13,093,290

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three months ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost:
Amortization of right-of-use assets	$135,768	$—	$393,314	$—
Interest on lease liabilities	210,880	—	612,762	—
Operating lease cost	2,525	2,525	7,574	7,575
Total lease cost	$349,173	$2,525	$1,013,650	$7,575

Other information
Operating cash flows from operating leases	$2,400	$2,325	$7,200	$6,975
Financing cash flows from finance leases	$58,985	$—	$122,613	$—

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

Weighted-average remaining lease term - finance leases	0.48	—
Weighted-average remaining lease term - operating leases	6.00	6.50
Weighted-average discount rate - finance leases	6.1%	6.0%
Weighted-average discount rate - operating leases	11.0%	11.0%

Finance Lease

LINICO

LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, for an industrial lease, including the land, buildings and related improvements (the “Battery Recycling Facility”). AQMS is the non-controlling interest holder for LINICO. In September 2022, we changed the date we expect to exercise the purchase option from October 1, 2022 to March 1, 2023 and will make monthly lease payments of $100,640 from October 2022 to February 2023 and purchase the facility for an additional $14,000,000 (a total of $15,250,000 with deposits made to date) on or before March 1, 2023. The change in lease term and expected future lease payments resulted in a $1,147,669 increase to the lease liability and right of use asset.

AST Asset Purchase Agreement

On April 16, 2021, Comstock Innovations entered into three license agreements and an asset purchase agreement with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022 (see Note 6, Intangible Assets and Goodwill). Under the Asset Purchase Agreement, Comstock Innovations agreed to acquire substantially all of AST’s assets in exchange for $3,920,000, payable $35,000 per month from May 1, 2022, to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. Beginning May 1, 2022, the Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company.

All of the assets purchased under the agreement are being used for research and development activities. The machinery and equipment acquired was built for a specific purpose and is being used in testing for development of the technology required to process woody biomass into intermediate materials that can be converted into paper products and fuels. These assets have no alternative future use. The facility purchased is an industrial property located in Wausau, Wisconsin with an alternative use.

The asset purchase agreement was accounted for as a finance lease with a purchase option which we are reasonably certain will be exercised. The consideration in the contract was allocated to the separate lease and non-lease components of the contract based on their relative standalone selling prices. The total of the lease payments was first allocated to the building, which has an observable price, and the remainder was allocated to the machinery and equipment.

The initial measurement of the right-of-use asset and lease liability was $839,439 using the allocated consideration in the contract of $935,759 for the building discounted using the Company’s incremental borrowing rate at lease commencement of 7.87% because there is no rate implicit in the lease contract. The incremental borrowing rate was determined based on debt acquired by the Company at the end of 2021, adjusted for increases in the risk-free rate. The building is being depreciated over a 20-year useful life and the lease liability will be amortized over the two-year lease term.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a value of $2,050,000. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for used lithium ion battery storage, supporting LINICO's battery metal recycling.

The closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds.

During the period between execution of the agreement and closing, the property is leased to us for no additional compensation, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied within 12 months of signing, the agreement will terminate and Decommissioning Services will retain a total of $200,000 in rental fees for use of the property.

We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from Haywood, excluding the removal of materials that have been pledged to a third-party for improvements made.

Operating Lease

Minimum lease payments by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2022	$2,450	$326,985
2023	9,950	14,652,450
2024	10,250	417,750
2025	10,550	—
2026	10,850	—
Thereafter	20,650	—
Total lease payments	64,700	15,397,185
Less: imputed interest at 11%	(18,117)	(489,191)
Present value of lease liabilities	$46,583	$14,907,994

Daney Ranch

In September 2020, the Company, as lessor, leased real property and improvements located at 25 Daney Canyon Road, Dayton, Nevada (“Daney Ranch”) under a 36-month lease agreement commencing September 1, 2020, subject to early termination upon exercise of a purchase option. The option allowed the lessee to purchase the property for $2,700,000 less all rental payments made in the first 24 months if exercised within the first two years of the agreement. At lease inception, it was not reasonably certain the lessee would exercise the purchase option and the lease was classified as an operating lease. All lease payments were recognized as rental income and the property was classified as assets held for use in property, plant and equipment during the term of the lease. In August 2022, the lessee exercised the option and completed the purchase of the Daney Ranch property, which resulted in lease termination and derecognition of the underlying assets (see Note 4, Property, Plant and Equipment, Net and Mineral Rights).

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $39,850 and $56,375 for the three months ended September 30, 2022 and 2021, respectively. Revenues from operating leases on our land and building leased to others totaled $138,350 and $159,500 for the nine months ended September 30, 2022 and 2021, respectively.

Minimum lease payments for operating leases to others are as follows:

For the remainder of 2022	$18,150
2023	86,325
2024	94,725
2025	96,000
2026	96,000
Thereafter	288,000
Total minimum lease income	$679,200

NOTE 8        DEBT OBLIGATIONS

Debt at September 30, 2022 and December 31, 2021 consisted of the following:

	09/30/22	12/31/21
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$5,000,000
Less: debt discounts and issuance costs	(402,067)	(513,744)
Total debt, net of discounts and issuance costs	$3,887,933	$4,486,256

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

On August 22, 2022, the Company amended the GHF promissory note’s prepayment provision to reduce the amount required to be paid from the Daney Ranch sale to $710,000 of the net cash proceeds. As consideration for the amendment, the Company issued GHF, Inc. warrants to purchase 200,000 common shares exercisable at a price of $1.00 per share for a two-year term. The warrants were valued at $18,975 on the date of issuance. During the three and nine months ended September 30, 2022, we recognized interest expense of $116,057 and $350,924, respectively, which includes OID amortization of $44,552 and $130,652, respectively, in connection with the GHF 2021 Note.

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

NOTE 9     LONG-TERM RECLAMATION LIABILITY

At September 30, 2022 and December 31, 2021, we had asset retirement obligations of $6,679,053, and $5,445,672. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility and Lucerne, Dayton project, and enhanced reclamation obligations in Storey County. Effective January 1, 2021, we updated the expected reclamation commencement date from December 31, 2022 to December 31, 2025. This resulted in a reduction in the liability of $926,434 at January 1, 2021 which was recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

During the three months ended September 30, 2022 and 2021, we recognized accretion expense of $105,293 and $79,883, respectively. During the nine months ended September 30, 2022 and 2021, we recognized accretion expense of $291,212 and $236,097, respectively.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Long-term reclamation liability — beginning of period	$5,445,672	$6,054,919
Addition associated with the Lucerne mine	942,168	—
Reduction of obligation due to extension of time	—	(926,434)
Accretion of reclamation liability	291,213	317,187
Long-term reclamation liability — end of period	$6,679,053	$5,445,672

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

MANA Corporation

On July 23, 2021, the Company entered into a Securities Exchange Agreement to purchase 100% of the issued and outstanding equity of MANA Corporation. MANA provides industrial hemp origination, toll processing, sales, marketing, commodities, co-products management, and related products and services. MANA has a contingent payment obligation equal to 20% of MANA’s future net cash flow deriving from sales of industrial hemp and its derivatives, as defined in the applicable agreement, in an amount up to $8,600,000. This amount has not been recorded in our condensed consolidated financial statements for the nine months ended September 30, 2022, as it has been determined to be neither probable nor reasonably estimable.

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at September 30, 2022:

Year	Leases
Remainder of 2022	$20,000
2023	114,000
2024	108,000
2025	110,000
2026	150,000
Thereafter	1,662,250
Total minimum annual lease payments	$2,164,250

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

On November 18, 2019, the Company, entered into an agreement to lease its permitted American Flat property, plant and equipment to Tonogold for crushing, leaching and processing material from the Lucerne Mineral Properties (the "Lease Option Agreement"). Under the Lease Option Agreement, Tonogold is required to reimburse the Company approximately $1,100,000 in expenses per year to maintain the option. The Lease Option Agreement remains in effect but has not yet been exercised. The Lease Option Agreement expires in November 2025. Expense under leases for the three months ended September 30, 2022 and 2021 was $29,384 and $27,994, respectively. Expense under leases for the nine months ended September 30, 2022 and 2021 was $91,310 and $90,355, respectively. Tonogold reimbursements of lease costs for the three months ended September 30, 2022 and 2021 were $25,150 in both periods. Tonogold reimbursements of lease costs for the nine months ended September 30, 2022 and 2021 were $75,450 and $71,350, respectively.

OTHER

On August 20, 2021, former employees of the Company filed a wrongful termination lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the termination of their employment. On March 4, 2022, the Company and the former employees agreed to a $350,000 settlement, which will result in the litigation being dismissed. We paid the settlement in full during the nine months ended September 30, 2022.

On August 12, 2022, the Company entered into a termination agreement with a former employee. The Company and the former employee agreed to a $102,000 settlement which has been accrued during the nine months ended September 30, 2022.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 11    EQUITY

Issuance of Registered Shares of Common Stock

On April 12, 2022, we entered into an equity purchase agreement ("2022 Leviston Sales Agreement") with Leviston Resources LLC ("Leviston") to offer and sell registered shares of common stock at an aggregate offering price of up to $10 million from time to time, at our option, on terms we deem favorable. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the nine months ended September 30, 2022, we issued to Leviston 9,141,642 common shares with an aggregate sales price of $5,862,000, at an average price per share of $0.64, and an additional 343,883 common shares at a fair value of $500,000 in commitment and due diligence fees. As of September 30, 2022, the 2022 Leviston Sales Agreement has $4,138,000 of remaining capacity.

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

On April 7, 2022, the Company issued 1,500,000 restricted shares of the Company's common shares to Decommissioning Services LLC for the purchase of the Haywood quarry and industrial property.

On May 20, 2022, the Company cancelled 720,000 common shares returned by a previous employee and former owner of MANA.

On June 21, 2022, the Company also entered into an equity purchase agreement (the “Purchase Agreement”) with Tysadco Partners, LLC (“Tysadco”) for the private placement of 3,076,923 common shares at a purchase price of $0.65 per share. The Company paid $140,000 in cash and delivered 57,143 common shares with a fair market value of $40,000 to the placement agent in connection with such sale.

On August 26, 2022, we issued 802,295 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in an 88.35% controlling interest (see Note 2, Acquisitions and Investments). The remaining 11.65% ownership was held by AQMS (see Note 17, Related Party) and is accounted for as a noncontrolling interest in our condensed consolidated financial statements. During the nine months ended September 30, 2022, the Company and AQMS made $3,276,472 and $500,000 in additional investments, respectively. As of September 30, 2022, we own 88.99% of LINICO and AQMS owns 11.01%. Losses attributable to the non-controlling interest for the three and nine months ended September 30, 2022 were $188,792 and $681,011, respectively.

Treasury Stock

At September 30, 2022, our treasury stock consists of 2,605,323 shares held by our LINICO subsidiary. We expect to sell the shares in 2022 and 2023. We have presented the cost of the acquired stock as a deduction from equity. We received proceeds on sales of 394,677 shares of treasury stock totaling $240,077, recognized as a decrease in additional paid-in capital of $269,056, representing the gain on sales of treasury stock, and a decrease in treasury stock of $509,133, representing the cost basis of shares sold during the nine months ended September 30, 2022.

Warrants

On August 22, 2022, the Company issued 200,000 warrants to GHF, Inc. in exchange for amending the terms of their note, which are exercisable at a price of $1.00 per common share and have a two-year term (see Note 8, Debt Obligations). The warrants were valued using a Black Scholes model with a price per common share of $0.54, an exercise price of $1.00, a term of 2 years, a risk-free rate of 3.32% and volatility of 61.82%. The resulting fair value of $18,975 was recorded as an additional debt discount with a corresponding increase in additional paid-in capital.

NOTE 12    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2022:

		Fair Value Measurements at
		September 30, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$—	$—	$—	$—
Other equity securities	1,999	1,999	—	—
Total assets measured at fair value	$1,999	$1,999	$—	$—

Liabilities:
LINICO acquisition derivative liability	$(5,788,162)	$—	$(5,788,162)	$—
Haywood acquisition	(1,420,000)	—	(1,420,000)	—
GenMat derivative liability	(8,740,000)	—	(8,740,000)	—
Total liabilities measured at fair value	$(15,948,162)	$—	$(15,948,162)	$—

The following table presents our assets and liabilities at December 31, 2021, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$910,559	$910,559	$—		$—
Tonogold note receivable	7,255,000	—	—		7,255,000
MCU derivative asset	342,000	—	342,000		—
Other equity securities	15,260	15,260	—		—
Total assets measured at fair value	$8,522,819	$925,819	$342,000		$7,255,000

Liabilities:
LINICO acquisition derivative liability	$(2,743,162)	$—	$(2,743,162)		$—
GenMat derivative liability	(6,130,000)	—	(6,130,000)		—
Total liabilities measured at fair value	$(8,873,162)	$—	$(8,873,162)	-8873162	$—

The following table provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	09/30/22	12/31/21
Beginning Balance	$7,255,000	$5,498,500
Total change in fair value recognized in earnings
Tonogold note receivable	(605,000)	(418,500)
Additions
Tonogold note receivable	—	2,175,000
Deductions
Exchange of note receivable associated with Tonogold agreement	(6,650,000)	—
Ending balance	$—	$7,255,000

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Common Shares

The fair value of our investment in common shares of Tonogold is based on the closing price per share of the stock. At September 30, 2022 and December 31, 2021, we held 606,061 and 8,671,985 Tonogold common shares with fair values of $30,303 and $910,559, respectively. The fair values of the common shares are based on the $0.05 and $0.11 closing share prices (OTC: TNGL), at September 30, 2022 and December 31, 2021, respectively. We recorded unrealized losses of $42,424 and $259,044 on this investment in the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. We recorded an unrealized gain of $541,308 and an unrealized loss of $2,088,655 on this investment in the condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we wrote off the remaining investment of $30,303 due to lack of marketability of the shares as Tonogold is not a current reporting company.

Tonogold Note Receivable

On March 26, 2022, as amended September 30, 2022, the Company entered into an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under secured note in the principal amount owed of $6,650,000 to the Company. The Company recorded a loss of $— and $190,000 for the change in fair value in other expense in the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a loss of $605,000 and $617,500 for the change in fair value in other expense in the condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively.

LINICO Derivative Instruments

On February 15, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The value of the shares was based on the $2.25 closing price per share of our common stock on that date. The derivative was settled in December 2021 when the Company purchased a majority interest in LINICO (see Note 2, Acquisitions and Investments). We recorded an unrealized loss of $2,880,000 and an unrealized gain of $1,260,000 for the change in fair value of the LINICO derivative asset in other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 Comstock Shares. If and to the extent that the sale of the Company's shares results in net proceeds greater than $7,258,162, then former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. At September 30, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.42. The fair value of the derivative liability as of September 30, 2022 was $5,788,162. We recorded an unrealized loss on the change in fair value of the derivative liability of $700,000 and $3,045,000 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Instruments

On June 24, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement. On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. At September 30, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.42. At September 30, 2022, the fair value of the derivative liability was $8,740,000. We recorded an unrealized loss on the change in fair value of the derivative liability of $600,000 and $2,610,000 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. We recorded an unrealized loss of $2,880,000 and $2,520,000 for the three and nine months ended September 30, 2021. The derivative liability is classified within Level 2 of the valuation hierarchy.

Haywood Derivative Instruments

On April 7, 2022, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services. On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Decommissioning Services and a deposit of $50,000 over the $2,100,000 contractual stock consideration required under the agreement. At September 30, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.42 and the fair value of the derivative liability was $1,420,000. We recorded an unrealized loss on the change in fair value of the derivative liability of $300,000 and $1,665,000 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the condensed consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $1.29. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder to additional paid in capital.

Other Financial Instruments

At September 30, 2022, the carrying amount of cash and cash equivalents, notes receivable and note payable, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 13    STOCK-BASED COMPENSATION

2020 EQUITY INCENTIVE PLAN

During the three months ended September 30, 2022 and 2021, the Company recognized $47,700 in both periods for the vesting of stock awards issued in 2020. During the nine months ended September 30, 2022 and 2021, the Company recognized $143,100 in both periods for the vesting of stock awards issued in 2020.

During 2021, we granted, 1,140,000 performance shares, net of 30,000 shares forfeited in the first quarter 2022, to employees under the 2020 Plan. During 2022, we granted 60,000 shares, net of 40,000 shares forfeited during the third quarter of 2022, to additional employees. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share value basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and the estimated stock-based compensation expense is determined based on the probability of achieving each goal.

The performance vesting based on the Company share price were valued using a path-dependent model with the following inputs:

	January 4, 2021	June 8, 2021	July 12, 2021	August 30, 2021	July 1, 2022
Total shares granted	1,055,000	30,000	25,000	30,000	20,000
Performance condition valuation inputs:
Performance condition shares	527,500	15,000	12,500	15,000	10,000
Stock price at grant date	$1.10	$3.51	$3.17	$3.04	$0.62
Market condition valuation inputs:
Market condition shares	527,500	15,000	12,500	15,000	10,000
Beginning stock price	$1.10	$3.51	$3.17	$3.04	$0.62
Volatility	77%	93%	93%	95%	96%
Risk-free rate	0.36%	0.79%	0.71%	0.65%	2.82%
Number of iterations	100,000	100,000	100,000	100,000	100,000
Fair value per share	$0.41	$2.71	$2.38	$2.26	$0.17
Term (in years)	3.2	1.7	1.8	1.8	2.5

Stock-based compensation for employee performance share grants totaling $42,038 and $80,015 was recorded in the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation for employee performance share grants totaling $168,817 and $186,584 was recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. No shares have vested at September 30, 2022. During the nine months ended September 30, 2022, 70,000 performance shares were forfeited totaling $41,124 in compensation that was reversed.

At September 30, 2022, unamortized stock-based compensation for the 2020 equity incentive plan was $596,059 and will be amortized over the remaining vesting terms.

NOTE 14    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Change in fair value Tonogold note receivable	$—	$(190,000)	(605,000)	(617,500)
Tonogold amendment fee and charges	—	—	14,652	362,500
LPB settlement and related expenses	—	—	(250,000)	—
Equity loss in affiliates	(279,892)	(320,834)	(858,712)	(511,601)
All other	(5,260)	11,251	(59,672)	34,055
Total other income (expense)	$(285,152)	$(499,583)	$(1,758,732)	$(732,546)

NOTE 15    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised into common stock. As of September 30, 2022, all common stock equivalent shares are antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss) attributable to Comstock Inc.	$(5,126,252)	$(9,494,506)	$(25,271,653)	$(7,627,267)

Denominator:
Basic weighted average shares outstanding	76,481,625	54,600,262	70,866,854	45,213,469
Incremental shares - stock options	—	—	—	—
Diluted weighted average shares outstanding	76,481,625	54,600,262	70,866,854	45,213,469

Net income (loss) per common share:
Basic Earnings per Share	$(0.07)	$(0.17)	$(0.36)	$(0.17)
Diluted Earnings per Share	$(0.07)	$(0.17)	$(0.36)	$(0.17)

The weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by 2,588,432 for the nine-month period ended September 30, 2022, which is the number of treasury shares deemed to be owned by us through our ownership in LINICO. The remaining 320,425 weighted average treasury shares are deemed to be owned by AQMS.

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

Three Months Ended September 30, 2022	Renewable Energy Products	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$—	39,850	$—	$39,850
Inter-segment revenue	397,490	—	(397,490)	—
Total segment revenue	397,490	39,850	(397,490)	39,850

Gross profit	232,256	39,850	(232,256)	39,850

Operating expenses:
Selling, general and administrative	494,496	1,400,004	—	1,894,500
Research and development	1,562,596	—	(232,256)	1,330,340
Depreciation and amortization	372,568	421,997	—	794,565
Gain on sale of Daney Ranch	—	(1,055,623)		(1,055,623)
Total operating expenses	2,429,660	766,378	(232,256)	2,963,782

Loss from operations	(2,197,404)	(726,528)	—	(2,923,932)

Other income (expense)
Gain (loss) on investments	—	(43,514)	—	(43,514)
Interest expense	(282,730)	(116,058)	71,851	(326,937)
Interest income	1,391	80,510	(71,851)	10,050
Change in fair value of derivative instruments	—	(1,600,000)	—	(1,600,000)
Equity loss in affiliates	—	(279,891)	—	(279,891)
Recovery (impairment) of investment and assets	—	(145,559)	—	(145,559)
Other expenses	(409,347)	404,086	—	(5,261)
Total other expense, net	(690,686)	(1,700,426)	—	(2,391,112)

Net loss	$(2,888,090)	$(2,426,954)	$—	$(5,315,044)

Three Months Ended September 30, 2021	Renewable Energy Products	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:

Revenue from external customers	$306,338	$56,375	$—	$362,713

Gross profit	306,338	56,375	—	362,713

Operating expenses
Selling, general and administrative	531,960	1,050,731	—	1,582,691
Research and development	164,334	—	—	164,334
Depreciation and amortization	218,388	117,217	—	335,605
Total operating expenses	914,682	1,167,948	—	2,082,630

Loss from operations	(608,344)	(1,111,573)	—	(1,719,917)

Other income (expense)
Gain (loss) on investments	—	(302,211)	—	(302,211)
Interest expense	(4,465)	389	—	(4,076)
Interest income	2,101	259,180	—	261,281
Change in fair value of derivative instruments	(1,470,000)	(5,760,000)	—	(7,230,000)
Equity loss in affiliates	—	(320,834)	—	(320,834)
Other (expense) income, net	—	(178,749)	—	(178,749)
Total other income, net	(1,472,364)	(6,302,225)	—	(7,774,589)
				—
Net loss	$(2,080,708)	$(7,413,798)	$—	$(9,494,506)

Nine Months Ended September 30, 2022		Renewable Energy Products:	Strategic and Other Investments		Inter-segment Elimination		Total
Revenue:

Revenue from external customers		$—	147,400		$—		$147,400
Inter-segment revenue		1,738,140	—		(1,738,140)		—
Total segment revenue		1,738,140	147,400		(1,738,140)		147,400

Gross profit		533,510	147,400		(533,510)		147,400

Operating expenses
Selling, general and administrative		1,368,317	5,437,522				6,805,839
Research and development		5,638,418	—		(533,510)		5,104,908
Depreciation and amortization		1,130,466	1,317,522		—		2,447,988
Gain on sale of assets		—	(1,055,623)		—		(1,055,623)
Total operating expenses		8,137,201	5,699,421		(533,510)		13,303,112

Loss from operations		(7,603,691)	(5,552,021)	—	—		(13,155,712)

Other income (expense)
Gain (loss) on investments		—	9,309		—		9,309
Interest expense		(825,479)	(350,924)		212,716		(963,687)
Interest income		4,496	576,621		(212,716)		368,401
Change in fair value of derivative instruments		—	(6,725,000)		—		(6,725,000)
Recovery (impairment) of investment and assets		(54,587)	(3,672,656)		—		(3,727,243)
Equity loss in affiliates	0	—	(858,712)		—	(858,712)	(858,712)
Other expenses		(876,142)	(23,878)		—		(900,020)
Total other expense, net		(1,751,712)	(11,045,240)		—		(12,796,952)

Net loss		$(9,355,403)	$(16,597,261)		$—		$(25,952,664)

Capital expenditures for nine months ended September 30, 2022	$816,302	$—	$—	$816,302

Total assets at September 30, 2022	$44,933,356	$71,565,656	$—	$116,499,012

Investments, non-current at September 30, 2022	$4,517,710	$15,991,537	$—	$20,509,247

Goodwill at September 30, 2022	$12,788,671	$—	$—	$12,788,671

Construction in progress at September 30, 2022	$2,269,799	$1,250,000	$—	$3,519,799

Nine Months Ended September 30, 2021	Renewable Energy Products:	Strategic and Other Investments	Inter-segment Elimination	Total
Revenue:
Revenue from external customers	$306,338	$159,500	$—	$465,838
Inter-segment revenue	—	—	—	—
Total segment revenue	306,338	159,500	—	465,838

Gross profit	306,338	159,500	—	465,838

Operating expenses
Selling, general and administrative	531,960	2,235,216		2,767,176
Research and development	164,334	—		164,334
Depreciation and amortization	218,387	347,817	—	566,204
Total operating expenses	914,681	2,583,033	—	3,497,714

Loss from operations	(608,343)	(2,423,533)	—	(3,031,876)

Other income (expense)
Gain (loss) on investments	—	(2,129,693)	—	(2,129,693)
Interest expense	(4,465)	(144,187)	—	(148,652)
Interest income	2,101	646,149	—	648,250
Change in fair value of derivative instruments	(1,470,000)	(762,750)	—	(2,232,750)
Equity loss in affiliates	—	(511,602)	—	(511,602)
Impairment of investment and assets	—	—	—	—
Other income, net	—	(220,944)	—	(220,944)
Total other income, net	(1,472,364)	(3,123,027)	—	(4,595,391)

Net loss	$(2,080,707)	$(5,546,560)	$—	$(7,627,267)

Capital expenditures for nine months ended September 30, 2021	$—	$47,750	$—	$47,750

Total assets at December 31, 2021	$43,001,837	$83,952,795	$—	$126,954,632

Investments, non-current at December 31, 2021	$8,804,587	$17,046,292	$—	$25,850,879

Goodwill at December 31, 2021	$12,788,671	$—	$—	$12,788,671

NOTE 17    RELATED PARTY TRANSACTIONS

In addition to the related party disclosures included in Note 2, Acquisitions and Investments, the following related party transactions occurred during the nine months ended September 30, 2022 and 2021.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the

“FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC with 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the performance-based purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to the potential remaining performance-based cash payments of 17,650,000 required under the Asset Purchase Agreement. The Company’s chief technology officer, and the president of Comstock Fuels, are the indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. We recognized an impairment loss on the unrecoverable intangible asset of $338,035, in other income (expenses) in the statement of operations for the nine months ended September 30, 2022 in the renewable energy products segment.

LINICO CORPORATION

During the nine months ended September 30, 2022, the Company and AQMS invested $3,276,472 and $500,000 respectively, in cash investments to LINICO. As of September 30, 2022 we own 88.99% of LINICO's outstanding equity and the remaining 11.01% is owned by AQMS. One of the members of the Company’s board of directors, is the chief financial officer of AQMS.

LINICO purchased $782,500 in equipment from AQMS during the nine months ended September 30, 2022.

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

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves president of SSOF and as an executive of SSE along with a diverse board and team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $525,000 investment and 9,161,000 voting shares of our CEO and two of our directors represent 16.03% of total as converted SSOF common shares. SSOF and SSE are contractually obligated to pay the Company's chief executive officer for management services. To date, the chief executive officer has not received compensation of any kind from either SSOF or SSE.

NOTE 18    SUBSEQUENT EVENTS

On October 5, 2022, the Company amended the settlement with the former chief executive officer and director of LINICO to postpone the time period in which he is required to sell the 3,500,000 common shares of the Company that he received as part of settlement with LINICO and the Company. The amendment also provides for the Company to make certain minimum cash payments between October 2022 and May 2023 totaling $3,500,000 to minimize the cash payment that the Company might be required to make to true up the obligation at the completion of the sale of such shares. At September 30, 2022, the fair value of the shares was $5,788,162 (see Note 13, Fair Value Measurements, above). Under the amendment, the former employee agrees to not sell the Company's shares until April 1, 2023 and ending on September 30, 2023.

Issuance of Common Stock

On October 5, 2022, the Company issued 1,000,000 shares of restricted common stock to a single investor for $375,000.

From October 12, 2022 until October 28, 2022, the Company issued 2,394,249 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $900,000 at an average price per share of $0.3759. As of October 28, 2022, the 2022 Leviston Sales Agreement has $3,238,000 of remaining capacity.

On October 21, 2022, the Company issued 272,851 shares of common stock to Tydasco, for an aggregate sales price of $100,000 at an average price per share of $0.37.

Borrowings

On October 25, 2022 the Company entered into a promissory note in the principal amount of $2 million from Alvin Fund LLC. The promissory note matures on October 25, 2023 and bears interest at the rate of 9% per annum. The Company will use the proceeds for a $2 million payment toward the purchase of a battery metal recycling facility from LINICO.

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

OVERVIEW

Comstock Inc. (together with its wholly-owned and majority owned subsidiaries), is a leading innovator of technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon. We expect to generate revenue by developing, using, selling, and supporting new clean technologies that facilitate the more efficient use of scarce natural resources. We are commercializing environment-enhancing, material science-based technologies, products, and processes including carbon neutral cellulosic bio-fuels and carbon reducing lithium-ion battery ("LIB") metal recycling.

We intend to use our technologies to achieve exponential growth and extraordinary financial, natural and social returns by:

-	building, owning, and operating a fleet of advanced carbon neutral extraction and refining facilities;

-	selling an array of complimentary process solutions and related services, and

-	licensing selected technologies to qualified strategic partners.

Our objective is to generate billions of dollars in revenue on an annualized basis by 2030, by responsibly producing and selling renewable energy products that enable us, our clients, and their downstream stakeholders to reduce greenhouse gas emissions by at least 100 million metric tons per year. Meeting that objective would offset the equivalent of more than 234 million barrels per year of fossil fuel, or about 6% of the U.S. transportation burn.

Our technologies unlock vast quantities of historically wasted and unused feedstock supplies with enough short cycle carbon to offset many billions of metric tons of long cycle fossil fuel emissions worldwide. Most of that potential is provided by our Cellulosic Fuels technologies, which efficiently convert wasted, unused, widely-available and rapidly-replenishable woody biomass into intermediates and precursors for the production of carbon neutral oil, ethanol, gasoline, renewable diesel, sustainable aviation fuel ("SAF"), marine fuel, and other renewable replacements for long cycle fossil derivatives. Our portfolio of patented, patent-pending and proprietary technologies includes many additional processes that complement and add to that potential.

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

RECENT DEVELOPMENTS

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock Mineral Estate”). We are currently focused, in conjunction with our investee Quantum Generative Materials LLC, on developing technologies that enhance the efficacy and efficiency of mineral exploration and development activities, including advanced sensing and data collection capabilities and artificially intelligent interpretive and predictive technologies, while leveraging our extensive database of historical and current geologic data, for breakthrough mineral discovery.

During 2021 and 2022 , we completed a series of transactions that were designed to build on our competencies and reposition us to capitalize on the global transition to clean energy. Those transactions primarily included (i) our option to sell Comstock Mining LLC, the owner of our Lucerne mine in Storey County, Nevada, and related permits, (ii) our acquisitions of 100% of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation), 100% of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.), and approximately 90% of LINICO Corporation, and (iii) our investments of 48.19% of Quantum Generative Materials LLC, and other minority investments. These transactions added the management, employees, facilities, intellectual properties, and other assets needed to transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy products, primarily by commercializing two new lines of business, cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2 to our Condensed Consolidated Financial Statements, Acquisitions and Investments.

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

We also announced a significant expansion of our leading cellulosic technology portfolio by filing for a new patent covering breakthrough pathways to produce renewable diesel, marine, SAF and gasoline from woody biomass, at dramatically improved yield, efficiency, and cost in comparison to all known methods. These technology advancements enable a new sustainable feedstock capable of neutralizing a substantial share of current U.S. mobility emissions.

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

Such scales are achievable by leveraging existing external fuel infrastructure. Our expanded team has extensive experience in the renewable fuels industry, having designed and built over twenty renewable fuel production facilities in the U.S. We have already made remarkable progress. We are currently building commercial pilot scale cellulosic fuels and LIB facilities, and we are preparing to commence operations at our lithium-ion battery recycling facility later this year. We have also made significant strides in developing and establishing our new facilities and forging new revenue and licensing streams that we will soon share.

We have also made meaningful progress and will complete the monetization of our non-strategic assets, as quickly as possible, while funding our new businesses and limiting our outlook and focus to the objectives outlined above.

COVID-19

The outbreak in 2020 of the novel coronavirus (“COVID-19”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus For more than two years in Nevada, local governments, state health officials, emergency managers, local health authorities and community partners have come together in a statewide response to COVID-19. Processes continue to be in place to support testing and vaccinations in communities throughout the state. We are operating in alignment with these guidelines for protecting the health of our employees, partners and suppliers.

On May 20, 2022, Nevada Governor Steve Sisolak proclaimed the end of the Declaration of Emergency related to the COVID-19 pandemic. The State of Emergency declaration had been in place since March 2020 and allowed the State to respond to challenges brought forward by the unprecedented pandemic. Due to planning and collaboration across all levels of government in Nevada, the declaration of emergency was ended, and the state remains ready to prevent, treat and manage COVID-19 cases.

COMPARATIVE FINANCIAL INFORMATION

Below we set forth a summary of comparative financial information for the three months ended September 30, 2022 and 2021:

	09/30/22	09/30/21	Change
Revenue	$39,850	$362,713	$(322,863)

Cost of goods sold	—	—	—
Gross profit	39,850	362,713	(322,863)

Selling, general and administrative expenses	1,894,500	1,582,691	311,809
Research and development	1,330,340	164,334	1,166,006
Depreciation and amortization	794,565	335,605	458,960
Gain on sale of Daney Ranch	(1,055,623)	—	(1,055,623)
Total operating expenses	2,963,782	2,082,630	881,152

Loss from operations	(2,923,932)	(1,719,917)	(1,204,015)

Other Income (Expense)
Loss on investments	(43,514)	(302,211)	258,697

Interest expense	(326,937)	(4,076)	(322,861)
Interest income	10,050	261,281	(251,231)
Change in fair value of derivative instruments	(1,600,000)	(7,230,000)	5,630,000
Recovery (impairment) of investments and intangible assets	(145,559)	—	(145,559)
Other income (expense)	(285,152)	(499,583)	214,431
Total other income (expense), net	(2,391,112)	(7,774,589)	5,383,477

Net loss	$(5,315,044)	$(9,494,506)	4,179,462

Net loss attributable to noncontrolling interest	$(188,792)	$—	(188,792)

Net loss attributable to Comstock Inc.	$(5,126,252)	$(9,494,506)	$4,368,254

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues and gross profit for the three months ended September 30, 2022, decreased by $322,863 to $39,850 from $362,713 for the comparable 2021 period, as a result of engineering services revenue recognized in 2021 related to LINICO, which was an investment until a majority stake was acquired in the fourth quarter 2021, when the Company then consolidated LINICO. All intercompany engineering services revenues recognized since consolidation, and throughout 2022 have been eliminated.

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

Selling, general and administrative expense for the three months ended September 30, 2022 increased by $311,809 to $1,894,500 from $1,582,691 in the comparable 2021 period, primarily as a result of a $371,995 increase in legal and professional fees related to corporate governance, our acquisitions and other transactions, $161,533 in higher insurance costs and a $62,372 increase in other costs related to 2021 acquisitions, partially offset by a $284,091 decrease in employee costs, primarily from the redeployment of resources to research and development.

Research and development expenses for the three months ended September 30, 2022 increased by $1,166,006 to $1,330,340 from $164,334 in the comparable 2021 period. The increase primarily related to costs for the development of two pilot-scale systems, one for processing woody biomass into bio-intermediate materials for low-carbon pulps, paper, cellulosic sugars and cellulosic fuels and the other for crushing, separating and conditioning black mass derived from lithium ion batteries. These systems will be used to validate the processes and develop parameters for upscaling and commercializing these renewable technologies. Our Comstock Innovations and Comstock Engineering subsidiaries, respectively, are leading the research and development for commercializing these technologies.

Depreciation and amortization for the three months ended September 30, 2022, increased by $458,960 to $794,565 from $335,605 in the comparable 2021 period, primarily from increased amortization from intangible and right of use assets acquired in 2021.

Gain on sale of Daney Ranch during the three months ended September 30, 2022, was $1,055,623.

Loss on investments for the three months ended September 30, 2022, decreased by $258,697 to a loss on investments of $43,514 from a loss of $302,211 for the comparable 2021 period. The 2022 losses were primarily due to the lack of marketability of the Company's remaining ownership in Tonogold common stock resulting in an impairment of $30,303. The 2021 period losses were primarily due to a decline in market value of Tonogold common shares and other investments.

Interest expense for the three months ended September 30, 2022, increased by $322,861 to $326,937 from $4,076 in the comparable 2021 period, primarily due to $210,880 in higher interest on the AQMS lease liability assumed with the LINICO acquisition during the 2021 fourth quarter and the AST lease liability recognized during the 2022 second quarter, and $116,057 in interest and related amortization of the original issue discount ("OID") on the GHF promissory note that also originated during the fourth quarter of 2021.

Interest income for the three months ended September 30, 2022, decreased by $251,231 to $10,050 from $261,281 in the comparable 2021 period, as a result of the transaction that extinguished the $6,650,000 Tonogold note receivable in exchange for the 100% membership interest in Comstock LLC, the entity that owns the Lucerne mine properties and related permit, and the extinguishment of the MCU-P note receivable that was exchanged for the MCU assets, both of which are no longer accruing interest income.

Change in the fair value of our derivative instruments for the three months ended September 30, 2022, decreased by $5,630,000 to a loss of $1,600,000 from a loss of $7,230,000 in the comparable 2021 period, as a result of a lower decrease in the Company's share price and a settlement of the investment associated with LINICO, in connection with potential make-whole obligations for minimum value commitments on the Company's common shares. The 2022 loss, including $600,000 for Quantum Generative Materials LLC ("GenMat"), $300,000 from the Haywood acquisition and $700,000 associated with the LINICO investment made on December 30, 2021. The 2021 loss was attributable to a $2,880,000 loss each for GenMat and LINICO derivatives and a $1,470,000 loss on the LPB derivative asset.

Impairment losses for the three months ended September 30, 2022, increased by $145,559, substantially all due to the impairment of $150,000 related to the Pelen purchase option. There was no similar impairment for the comparable 2021 period.
Other expenses, net for the three months ended September 30, 2022 were $285,152, primarily consisting of losses from our equity method investments of $279,892 and other losses of $5,260.

Other expenses, net for the three months ended September 30, 2021 were $499,583, consisting of losses from the change in fair value of the Tonogold note receivable of $190,000, losses from our equity method investments of $320,834, partially offset by $11,251 of other income.

Net loss for the three months ended September 30, 2022 decreased by $4,179,462 to $5,315,044 from a loss of $9,494,506 for the comparable 2021 period. The decrease in net loss primarily resulted from a $5,630,000 decrease in losses from the estimated fair value of the derivative assets, partially offset by increases of $1,166,006 for research and development expenses, $458,960 in depreciation and amortization, and $311,809 for selling, general and administrative expenses.

Below we set forth a summary of comparative financial information for the nine months ended September 30, 2022 and 2021:

	09/30/22	09/30/21	Change
Revenue	$147,400	$465,838	$(318,438)

Cost of goods sold	—	—	—
Gross profit	147,400	465,838	(318,438)

Selling, general and administrative expenses	6,805,839	2,767,176	4,038,663
Research and development	5,104,908	164,334	4,940,574
Depreciation and amortization	2,447,988	566,204	1,881,784
Gain on sale of Daney Ranch	(1,055,623)	—	(1,055,623)
Total operating expenses	13,303,112	3,497,714	9,805,398

Loss from operations	(13,155,712)	(3,031,876)	(10,123,836)

Other Income (Expense)
Gain (loss) on investments	9,309	(2,129,693)	2,139,002
Interest expense	(963,687)	(148,652)	(815,035)
Interest income	368,401	648,250	(279,849)
Change in fair value of derivative instruments	(6,725,000)	(2,232,750)	(4,492,250)
Recovery (impairment) of investments and intangible assets	(3,727,243)	—	(3,727,243)
Other income (expense)	(1,758,732)	(732,546)	(1,026,186)
Total other income (expense), net	(12,796,952)	(4,595,391)	(8,201,561)

Net loss	(25,952,664)	(7,627,267)	(18,325,397)

Net loss attributable to noncontrolling interest	(681,011)	—	(681,011)

Net loss attributable to Comstock Inc.	$(25,271,653)	$(7,627,267)	$(17,644,386)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues and gross profit for the nine months ended September 30, 2022, decreased $318,438 to $147,400 from $465,838 for the comparable 2021 period as a result of engineering services revenue recognized in 2021 related to LINICO, which was an investment until a majority stake was acquired during the fourth quarter 2021, when the Company then consolidated LINICO. All intercompany engineering services revenues recognized since consolidation, and throughout 2022 have been eliminated.

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

Selling, general and administrative expense for the nine months ended September 30, 2022 increased by $4,038,663 to $6,805,839 from $2,767,176 in the comparable 2021 period. The increase primarily resulted from a $1,126,086 increase in legal, accounting and other costs related to the our acquisitions, corporate governance and other transactions, $438,062 in higher employee costs related to increased number of employees from the full period effects of our 2021 acquisitions and additional new hires during the nine months ended September 30, 2022, $410,492 in higher insurance costs and a $325,089 increase in other costs primarily related to 2021 acquisitions. The increase was also driven by 2021 reductions to the reclamation liability estimate, resulting in a decrease of $926,434 in general expenses from extending the estimated reclamation timing to five years, and Tonogold reimbursement of the Northern Comstock accelerated payment of $812,500, which adjustments reduced expenses during the nine months ended September 30, 2021.

Research and development expenses for the nine months ended September 30, 2022 increased by $4,940,574 to $5,104,908 from $164,334 in the comparable 2021 period. The increase primarily related to costs for the development of two pilot-scale systems, one for processing woody biomass into bio-intermediate materials for low-carbon pulps, paper, cellulosic sugars and cellulosic fuels and the other for crushing, separating and conditioning black mass derived from lithium-ion batteries. These systems will be used to validate the processes and develop parameters for upscaling and commercializing these renewable technologies. Our Comstock Innovations and Comstock Engineering subsidiaries, respectively, are leading the research and development for commercializing these technologies.

Depreciation and amortization during the nine months ended September 30, 2022, increased by $1,881,784 to $2,447,988 from $566,204 in the comparable 2021 period, primarily from an increase in the intangible and right of use asset amortization from 2021 acquisitions.

Gain on sale of Daney Ranch during the nine months ended September 30, 2022, was $1,055,623.

Gain on investments during the nine months ended September 30, 2022 increased by $2,139,002 to $9,309 as compared to a loss of $2,129,693 for the comparable 2021 period. The 2022 gain was primarily a result of sales of 8,065,924 shares of Tonogold stock at an average price of approximately $0.12 per share compared to the share price of approximately $0.11 per share as of December 31, 2021. The 2021 loss was primarily due to a decrease in market value of $2,088,655 from Tonogold stock, and a loss of $20,354 from a decrease in the market value of other securities.

Interest expense for the nine months ended September 30, 2022, increased by $815,035 to $963,687 from $148,652 for the comparable 2021 period primarily due to $612,762 higher interest on the AQMS lease liability assumed with the LINICO acquisition during the 2021 fourth quarter and the AST lease liability recognized during the 2022 second quarter, and $350,924 in interest and amortization of OID on the GHF note, which originated in late December 2021, partially offset by $148,652 in interest on prior promissory notes that were paid off in Q1 2022.

Interest income for the nine months ended September 30, 2022, decreased by $279,849 to $368,401 from $648,250 in the comparable 2021 period, as a result of the transaction in which the Tonogold note was exchanged for Comstock LLC stock and the write-off of the MCU-P note receivable, which was forgiven in exchange for the MCU assets, both of which are no longer accruing interest.

Change in fair value of our derivative instruments for the nine months ended September 30, 2022, increased by $4,492,250 to a loss of $6,725,000 from a loss of $2,232,750 for the comparable 2021 period as a result of a decrease in the Company's share price in connection with potential make whole obligations for minimum value commitments on the Company’s common shares. The change in fair value of derivatives for the nine months ended September 30, 2022 included losses of $2,610,000 for GenMat, $1,665,000 for the Haywood acquisition, $3,045,000 from the additional LINICO investment made on December 30, 2021, partially offset by a gain of $595,000 for LP Biosciences LLC ("LPB"). The change in fair value of derivatives of $2,232,750 for the nine months ended September 30, 2021 was attributable to losses of $2,520,000 on the GenMat derivative and $1,470,000 on the LPB derivative, partially offset by gains on the LINICO derivative of $1,260,000 and MCU derivative of $497,250.

Impairment of investments and intangible assets, net of recoveries, for the nine months ended September 30, 2022, increased to $3,727,243 including $3,184,621 impairment, net of $895,204 in cash recoveries related to investments in MCU and MCU-P and the MCU-P note receivable, which were deemed unrecoverable as of March 31, 2022. We also recognized impairment of $338,035 related to the FPC intangible asset, $150,000 related to the Pelen purchase option and $54,587 related to the LPB investment.
Other expenses, net, for the nine months ended September 30, 2022 were $1,758,732, primarily consisting of losses from our equity method investments of $858,711, a reduction in value of the Tonogold note receivable of $605,000, LPB settlement expense of $250,000, and other losses of $45,020.

Other expenses, net, for the nine months ended September 30, 2021 were $732,546, primarily consisting of losses from the change in fair value of the Tonogold note receivable of $617,500 and losses from our equity method investments of $511,601, partially offset by Tonogold note amendment fee income of $362,500 and other income of $34,055.

Net loss for the nine months ended September 30, 2022, increased by $18,325,397 to $25,952,664 from a net loss of $7,627,267 for the comparable 2021 period. The $18,325,397 increase primarily resulted from a $4,492,250 decrease in the estimated fair value of the derivative assets and liabilities, a $3,727,243 increase in impairment losses on MCU and MCU-P related investments and notes receivable, net and to a lesser extent, the Flux Photon intangible, $4,038,663, increase in selling, general and administrative expenses, $4,940,574 increase in research and development expenses, partially offset by increases in investment gains of $2,139,002 and a gain on the sale of Daney Ranch of $(1,055,623).

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

These two renewable energy businesses position us to achieve exponential growth and extraordinary financial, natural, and social gains by commercializing advanced carbon neutral extraction and refining facilities and lithium-ion battery recycling facilities that produce an array of renewable fuels and electrification products.

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

We already received our operating permit for battery metal processing and our battery storage permit during the third and fourth quarter of 2022, respectively and expect our air quality permit for battery metal processing in the second quarter of 2023.

Our pilot scale cellulosic fuel system will also be operational in 2023, positioning the scaling and ramp of our first cellulosic fuel bio refinery that will produce an array of bio intermediaries and biofuels for today’s infrastructure.

We have completed the draft of the Dayton Consolidated Project (Dayton Project) SK-1300 technical report. The Dayton Project includes the Dayton resource, the Spring Valley exploration area, the Oest-Comet-Billie the Kidd (Oest) exploration area, and peripheral lands and expect to publish the report and related resource estimates during the fourth quarter of 2022.

We have also made meaningful progress and expect to complete the monetization of our non-strategic assets during the first quarter of 2023, while funding our new business developments and limiting our focus to the objectives outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are based on our ability to generate cash flows from our operations and certain asset sales, our net sources of capital from financing as generally compared to our net uses of capital from investing activities. Our cash balances at September 30, 2022 and December 31, 2021 were $1,156,512 and $5,912,188, respectively. The Company had current assets of $8,120,896 and current liabilities of $32,317,585, representing working capital deficit, net of cash, of $25,353,201 at September 30, 2022.

During the nine months ended September 30, 2022, we used $12,359,134 in cash in our operating activities, provided $101,188 from our investing activities, and $7,502,270 from our financing activities. During the nine months ended September 30, 2021, we used $4,989,020 in cash in our operating activities, and $11,145,269 in our investing activities and we provided $17,120,130 from our financing activities. During the nine months ended September 30, 2022, 12,218,565 common shares were issued through equity issuance and private placement agreements at an average price per share of $0.64 and net proceeds of $7,649,000, net of cash issuance fees of $213,000.

On April 12, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold are issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-263930) filed by the Company with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company. For the nine months ended September 30, 2022, we issued to Leviston 9,141,642 common shares with an aggregate sales price of $5,862,000, at an average price per share of $0.64, and an additional 343,883 common shares at a fair value of $500,000 in commitment and due diligence fees. As of September 30, 2022, the 2022 Leviston Sales Agreement has $4,138,000 of remaining capacity.

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

The Company also entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid a commission of 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco in connection with such sale.

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

Net cash used in operating activities for the nine months ended September 30, 2022 increased by $7,370,114 to $12,359,134 from $4,989,020 in the comparable 2021 period, primarily from net increases in research and development, selling, general and administrative and interest and leasing costs, partially offset by an decrease in net uses of cash for working capital.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $101,188, compared to net cash used in investing activities of $11,145,269 in the comparable 2021 period, resulting in a $11,246,457 change, primarily due to decreases in uses for advances and investments of $3,035,000 for SSOF, $3,500,000 for LINICO, $1,300,000 for Quantum Generative Materials, $1,375,503 for Comstock IP Holdings and $820,000 for MCU-P from 2021 and an increased 2022 sources of cash from the Daney Ranch sale, MCU fund recoveries and the Tonogold option payment of $1,500,000, $895,204 and $750,000, respectively.

Net cash provided in financing activities for the nine months ended September 30, 2022 decreased $9,617,860 to $7,502,270 from $17,120,130 for the comparable 2021 period, primarily as a result of reduced net proceeds from the issuance of common stock of $13,356,500, partially offset by reduced principal payments on debt of $2,735,602, contributions of $500,000 from AQMS for additional shares in LINICO, and $240,077 from sales of treasury stock.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF, and sale proceeds from the Silver Springs Properties and other investments, amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

53

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Prices

Changes in the market price of commodities, including precious metals, critical metals and oil and gas may significantly affect our future profitability and cash flow. Metal prices fluctuate widely due to factors such as: demand, global mine production levels, supply chain constraints, investor sentiment, central bank reserves, global conflicts and the value of the U.S. dollar.

Interest Rate Risk

The interest rates on our existing long-term debt borrowings are fixed, and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial and Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were effective as of September 30, 2022, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

56

PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

The Company’s business activities, including cellulosic fuels, battery recycling, storage, mining and exploration, are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations are in compliance with applicable laws and regulations, in all material respects. The Company continuously makes expenditures to comply with such laws and regulations and cannot predict the full amount of such future expenditures.

All other legal proceedings are disclosed in Note 10, Commitments and Contingencies, to our condensed consolidated financial statements.

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the interim period ended September 30, 2022.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On August 26, 2022, the Company issued Northern Comstock LLC 802,295 shares of restricted common stock with a fair value of $482,500 for payments due under the operating agreement.

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

ITEM 5        OTHER INFORMATION

On August 26, 2022, we issued 802,295 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended September 30, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
Date: November 1, 2022