Form 10-K
period 2022-12-31
Comstock Inc.
filed 2023-03-16
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The aggregate market value of the 66,261,769 shares of voting stock held by non-affiliates of the registrant based on the closing price on the NYSE American on June 30, 2022 was $41,082,297.

The number of shares outstanding of Common Stock, $0.000666 par value per share, on March 16, 2023 was 101,673,430.

COMSTOCK INC.
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I

CONVENTIONS USED IN THIS REPORT

The following is a list of defined terms and naming conventions used in this Annual Report on Form 10-K, unless otherwise specified:

Comstock Inc. and its Subsidiaries:

Comstock, we, our, us, or the Company	Comstock Inc. and its subsidiaries on a consolidated basis

Comstock Fuels	Comstock Fuels Corporation

Comstock Metals	Comstock Metals Corporation, owner of 88.21% of LINICO Corporation

Comstock Engineering	Comstock Engineering Corporation (formerly Renewable Process Solutions, Inc.)

Comstock Innovations	Comstock Innovations Corporation (formerly Plain Sight Innovations Corporation)

Comstock IP Holdings	Comstock IP Holdings LLC (formerly Plain Sight Innovations LLC)

Miscellaneous Defined Terms:

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

GAAP	U.S. Generally Accepted Accounting Principles

American	NYSE American LLC

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

CAFE	Corporate Average Fuel Economy

EPA	U.S. Environmental Protection Agency

LCFS	Low Carbon Fuel Standard

RFA	Renewable Fuels Association

RFS or RFS II	Renewable Fuel Standard published by the EPA

RIN	Renewable identification number

RVO	Renewable volume obligation

U.S.	United States of America

Glossary:

Biomass	renewable organic material produced, in pertinent part, upon conversion of energy from the sun, water, and carbon dioxide into stored chemical energy.

Carbon cycle
biogeochemical cycle by which carbon is exchanged amongst the Earth’s air, water, biomass, soil, crust, mantle, and back again, primarily as a result of biological, geochemical, and industrial processes.

Claim	a mining interest giving its holder the right to prospect, explore for, and exploit minerals within a defined area.

Grade	the amount of metal per ton of mineral.

Indicated Mineral resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Intermediate	a product produced from one or more reactants during one conversion step for use in one or more succeeding conversion steps into a final product.

Lode	a vein-like deposit or rich supply of or source of minerals.

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

Measured mineral resource	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral reserve	an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowance for losses that may occur when the material is mined or extracted. The mineral reserve estimate must be based on at least a preliminary feasibility study.

Mineral resource	a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

NSR	net smelter return, a basis for calculating royalties.

Ore	mineral-bearing material, which is economically and legally extractable.

Precursor	an initial or intermediate compound that participates in a reaction and/or process that produces another compound.

Probable mineral reserve	the economically mineable part of an indicated, and, in some cases, a measured mineral resource.

Proven mineral reserve	the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

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

Stripping ratio	the ratio of waste tons to ore tons mined.

Tailings	refuse materials resulting from the washing, concentration, or treatment of mineralized material.

TRL 5	System Component and/or process validation is achieved in a relevant environment. TRL 6 Prototype System Verified: System/process prototype. demonstration in an operational environment (beta prototype system level).

Vein	a deposit of non-sedimentary origin, which may or may not contain minerals.

MARKET AND INDUSTRY DATA FORECASTS

This document includes industry data and forecasts prepared by third parties. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the renewable fuels industry, including government regulation relevant to that industry, on information published by the RFA. The RFA is a trade organization and they may present information in a manner that is more favorable than would be presented by an independent source. We have also used data and other information in this document that was published by the EIA, the EPA, and CARE. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can understand a company’s future prospects and make informed investment decisions. This report contains such forward-looking statements. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words believe, estimate, plan, project, forecast, expect, anticipate, believe, seek, target, intend, should, may, will, would and similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control, and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some factors that could cause our actual results to differ include:

-	sales of, and demand for, our products, services, and/or properties;

-	industry market conditions, including the volatility and uncertainty of commodity prices;

-	the speculative nature, costs, regulatory requirements, and hazards of natural resource exploration, development, recycling, extraction, processing, and refining activities, including operational or technical difficulties, and risks of diminishing quantities or grades of qualified resources;

-	changes in our planning, exploration, research and development, production, and operating activities;

-	research and development, exploration, production, operating, and other overhead costs;

-	margins, earnings, debt levels, contingencies, taxes, capital expenditures, net cash flows, and growth;

-	restructuring activities, including the nature and timing of restructuring charges and the impact thereof;

-	employment and contributions of personnel, including our reliance on key management personnel;

-	the costs and risks associated with developing new technologies;

-	our ability to commercialize existing and new technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes, or other external factors over which we have little or no control;

-	the effects of mergers, consolidations, and unexpected announcements or developments from others;

-	the impact of laws and regulations, including permitting and remediation requirements and costs;

-	changes in or elimination of laws, regulations, tariffs, trade, or other controls or enforcement practices, including the potential that we may not be able to comply with applicable regulations;

-	changes in generally accepted accounting principles;

-	adverse effects of climate changes, natural disasters, and health epidemics, such as the COVID-19 outbreak;

-	global economic and market uncertainties, changes in monetary or fiscal policies or regulations, the impact of terrorism and geopolitical events, volatility in commodity and/or other market prices, and interruptions in delivery of critical supplies, equipment and/or raw materials;

-	assertion of claims, lawsuits and proceedings against us;

-	potential inability to satisfy debt and lease obligations, including as a result of limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	interruptions in our production capabilities due to equipment failures or capital constraints;

-	potential dilution from stock issuances, recapitalization and balance sheet restructuring activities;

-	potential inability or failure to timely file periodic reports with the SEC;

-	potential inability to list our securities on any securities exchange or market;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2022 under Item 1A, Risk Factors.

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

ITEM 1        BUSINESS

OVERVIEW

Comstock innovates technologies that efficiently use wasted and under-utilized natural resources to produce renewable energy and other products that contribute to balancing global uses and emissions of carbon and enhance mineral and material discoveries. We plan on achieving significant financial, natural and social returns by using our and other's technologies to develop production-ready projects that we will license to qualified clients, and to sell an array of complimentary process solutions and related services.

Our Cellulosic Fuels technologies include proprietary processes that have the potential to convert vast quantities of historically wasted and unused but widely available and rapidly replenishable woody biomass supplies into advanced renewable fuels capable of sustainably offsetting billions of metric tons of fossil fuel emissions worldwide.

Our Electrification Metals technologies include a two-stage lithium-ion battery (“LIB”) recycling process designed to crush, separate, and condition LIBs for the production of high purity black mass minerals available for extracting battery grade metals.

We own and operate pilot facilities for our Cellulosic Fuels and Electrification Metals technologies that we use in our ongoing technology development and commercialization efforts. We also hold a worldwide license to advanced new Mining technologies that will use machine learning and artificial intelligence algorithms, hyperspectral orbital imaging, and ultimately, quantum-enabled sensors to provide high precision prospecting information in mineral discovery and mining applications.

We have also consolidated and now own or control the most significant portions of the historic Comstock gold and silver mining district, consisting of 9,472 acres of patented mining claims, unpatented mining claims and surface parcels (due to overlapping interest, the combined area is approximately 7,586 acres) located in Storey and Lyon Counties, Nevada, which we will use as the proving grounds for these mineral discoveries and mining technologies.

We recently completed a third-party S-K 1300 technical report focused on a small subset of our mineral estate that we refer to as the Dayton-Spring Valley exploration target. That report estimated that the Dayton-Spring Valley area contains measured and indicated mineral resources containing 293,000 ounces of gold and 2,120,000 ounces of silver resources. The Dayton-Spring Valley exploration target also contains an additional inferred mineral resource containing 90,000 ounces of inferred gold resources and 480,000 ounces of inferred silver resources.

Properties in the Lucerne resource area and the Occidental and Gold Hill exploration targets were previously optioned or leased to Tonogold Resources, Inc. ("Tonogold"), who completed and published a third-party, S-K 1300 technical report for the Lucerne, Occidental and Gold Hill targets in March 2022. That report estimated that the Lucerne area contains an indicated mineral resource containing 312,000 ounces of gold and 3,760,000 ounces of silver. Lucerne also contains an additional inferred mineral resource containing 207,000 ounces of gold and 2,092,000 ounces of silver. All Tonogold agreements either expired or were terminated on December 30, 2022. Accordingly, Tonogold no longer has any interest, rights or claims in any of the Company's properties.

OPERATING SEGMENTS

We group our business activities into three operating segments to manage performance:

Renewable Energy Segment

Our renewable energy segment will develop technology for the deploying of extraction and refining facilities that convert wasted and unused biomass and other natural resources into valuable renewable energy, including intermediates and precursors for advanced renewable fuels, such as carbon neutral oil, ethanol, gasoline, renewable diesel, sustainable aviation ("jet") fuel and marine fuel and electrification products. We are currently evaluating several alternatives, for licensing to partners, for the construction of facilities based on our Cellulosic Fuels technologies. We are also currently developing an existing demonstration system to extract highly-pure black mass containing lithium, graphite, nickel, cobalt, manganese, copper, aluminum and other metals from up to lithium-ion batteries ("LIB"). Our renewable energy segment will initially license selected technologies to strategic partners and customers, and offer an array of complimentary upstream and downstream design, engineering, fabrication, procurement, and construction solutions based on our experience and core competencies in technology development, process engineering, and project deployment, with a focus on processes that support long-term feedstock and offtake clients.

Mining Segment

Our mining segment has consolidated the most significant portions of the historic Comstock mining district, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. Comstock and its mining subsidiaries own, control, or retain interest in twelve square miles of primarily mineralized properties, or 9,472 acres (and due to overlapping interests, the combined area is approximately 7,586 acres) located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Lode District”). Because of the Comstock Lode District’s historical significance, the geology is well known and has been extensively studied. The volume of geologic data is significant, particularly in the Lucerne and Dayton resource areas. We have completed extensive geological mapping, sampling and drilling on a limited portion of the Comstock Lode District’s property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material.

We have performed metallurgical testing, mine planning and economic analysis, and have produced an SEC Regulation S-K Subpart 1300 (“S-K 1300”) compliant report for the Dayton resource area. We conducted extensive test mining operations from 2004 through 2006 and 2012 through 2016. Most of the remaining portion of the Comstock Mineral Estate is comprised of exploration stage properties that we intend to develop with our mining technologies.

Strategic and Other Investments Segment

We own and manage several investments and projects that are strategic to our plans and ability to produce and maximize throughput in our renewable energy and mining segments, but that are not a component of either such other segments or otherwise have distinct operating activities for management purposes. Our strategic and other investments segment includes our recent investments in quantum-computing based materials engineering and other decarbonizing technologies as well as our non-mining property development assets and related investments.

RECENT DEVELOPMENTS

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on exploring, developing and mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock Lode and Silver City mining districts in Nevada (collectively, our “Comstock Mineral Estate”). Between 2012 and 2016, we mined and processed about 2.6 million tons of mineralized material from the Comstock Mineral Estate, producing 59,515 ounces of gold and 735,252 ounces of silver. We subsequently focused on diversification and during 2021 and 2022, we completed a series of transactions that were designed to build on our competencies and position us and our technologies to enhance our exploration and mineral discovery capabilities and to address and capitalize on the global transition to clean energy. Those transactions primarily included our acquisitions of 100% of Comstock Innovations Corporation, 100% of Comstock Engineering Corporation, 88.21% of LINICO Corporation, our acquisition of 48.19% of Quantum Generative Materials LLC, and our acquisition of the intellectual property portfolio from FLUX Photon Corporation. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure and transform our company and business into an emerging leader in both the innovation and licensing of the technology that enables sustainable production of renewable energy, including cellulosic fuels and electrification metals technology and data enhanced mineral exploration and mining. Additional information on these transactions is provided in Note 2 to our Consolidated Financial Statements.

COMPETITIVE STRENGTHS

Our management team has deep experience in a diverse array of industries, including renewable fuels, mining, hazardous waste, graphite, manufacturing, agriproducts, and intellectual property research, development, and commercialization. We have core competencies in systemic management and innovating and scaling new technologies to commercial maturity, with significant expertise and know-how in the design, engineering, construction, integration, operation, and scaling of facilities based on our patented, patent-pending, and proprietary processes and other technologies. Our expertise, know-how, technologies, and patent position collectively comprise our primary competitive strengths, and form the basis for our growth plans and the value-added renewable energy, mineral discovery, process solutions, related services, and client licensing options.

Our team has designed, engineered, built, commissioned, and operated many industrial processing facilities in multiple industries, including 26 advanced renewable fuel production facilities for third-party clients. Most notably, our team invented and commercialized technologies that integrate into the backend of corn ethanol plants to extract and recover what was an historically-overlooked natural resource – inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel products. Upwards of 95% of the U.S. corn ethanol industry uses that technology today to offset more than 20 million barrels of fossil fuels per year, with an estimated total lifetime contribution in excess of 250 million barrels of avoided fossil fuel. Those results are validating proof of a repeatable and scalable concept on which we plan to capitalize with our patented, patent-pending and proprietary technologies. Our strategic and tactical plans rely on the commercialization of technologies for renewable energy that shift and leverage the consumption patterns of industries and populations to enable systemic decarbonization and contribute to a net zero carbon world.

BUSINESS OVERVIEW

Electrification and continued advancements in energy storage are vitally necessary to reduce reliance on fossil fuels. However, more than 61% of the electricity needed to power that infrastructure is currently generated by the combustion of fossil fuels, notwithstanding the impact of increased global urgency, continued innovation, and the accelerating growth of renewable energy.

Simultaneously, about 14% of the estimated 70 million new vehicles sold worldwide in 2022 were electric. While electric vehicle (“EV”) sales are anticipated to account for between 30% and 50% of new vehicle sales by 2030, there will only be about 145 million EVs on the road in 2030 under those aggressive growth scenarios. In contrast, there were more than 1.45 billion passenger cars and commercial vehicles in use worldwide at the end of 2022, and more than 98% of them were powered by gasoline or diesel fuel. Those vehicles accounted for more than 60% of the 7.7 billion metric tons of carbon dioxide emitted by the transportation sector in 2022, and that amount is expected to increase by more than 50% as the combustion fleet continues to grow beyond 2030. The growth and turnover of that fleet will have a significant impact on the world’s harmful carbon emissions.

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

Our strategic plan is based on innovating and licensing our technologies and the renewable energy that they enable to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a balanced global short cycle carbon ecosystem, with embedded economic incentives to offset, recycle, and contribute to neutralizing emissions by growing and selling more feedstock and fuel.

We also make strategic and other investments that contribute to our mission of enabling systemic decarbonization and help to realize our vision of a net zero carbon world. Our current investments include advanced new technologies involving quantum computing based materials engineering to create quantum-enabled generative artificial intelligence and sensing technologies to develop breakthrough new materials for energy storage, electronics, and data enhanced mineral exploration and mining.

COMPETITION

We compete with other renewable fuel technologies, electrification metals, clean technology engineering, licensing, and mineral exploration companies in connection with the acquisition of properties and assets, feedstock and offtake agreements, and clients, and the attraction and retention of human capital. Those competitors have substantially greater financial resources than we do.

Our cellulosic ethanol technology and customers will compete with ethanol produced by the highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry. In the United States and Canadian biomass-based diesel markets, our technology will compete with independent biomass-based diesel producers, as well as large, multi-product companies that have greater resources than we do.

According to the U.S. Energy Information Administration data, renewable diesel imports from Singapore to the U.S. totaled 252 million gallons in 2019, 280 million gallons in 2020, and 391 million gallons in in 2021. Significant additional import activity from other countries is likely to occur. We also face the prospect that petroleum refiners will be increasingly competitive with our technology, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Since 2021, several petroleum refiners in the U.S. have affected conversions of their facilities from crude oil to renewables including but not limited to Sinclair, Phillips 66, Holly Frontier, Marathon, and Exxon. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation.

We also operate in the lithium-ion battery (“LIB”) recycling industry, where we face competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could also focus their substantial resources on developing more efficient recovery solutions than our highly efficient processes planned for lithium, graphite and other material extraction. Competition also places downward pressure on contract prices and royalties, which presents significant challenges to maintaining growth rates and acceptable margins.

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

REGULATORY MATTERS

Once operational, our renewable energy segment will be sensitive to government programs and policies that affect the supply and demand for ethanol, gasoline, renewable diesel, jet fuel, marine fuel, other renewable fuels, and their intermediates, precursors, and derivatives, which in turn may impact our throughput.

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

The federal biodiesel mixture excise tax credit (“BTC”), provides an additional $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC can then be credited against federal excise tax liabilities or the blender can obtain a cash refund from the U.S. Treasury for the value of the credit. The BTC was first implemented on January 1, 2005 and has been allowed to lapse multiple times before being retroactively reinstated. The BTC is an incentive shared across the advanced biofuel production and distribution chain through routine, daily trading and negotiation. In December 2019, the BTC was retroactively reinstated for 2018 and 2019,and made effective from January 2020 through December 2022.

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

The goal of California’s LCFS, for example, is to reduce GHG emissions from the transportation sector by 20% by 2032. The regulation quantifies lifecycle greenhouse gas emissions by assigning a CI score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider (generally the fuel’s producer or importer, or “regulated party”) is required to ensure that the overall CI score for its fuel pool meets the annual CI target for a given year. A regulated party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. Any alternative fuel is characterized by its CI, generating credits based on its carbon emissions (or lack thereof). Fuels with the lowest CI score, generate the most credits, and reap the highest market price. Although any fuel can generate credits, California also has an E10 mandate which requires all gasoline be mixed with 10% ethanol, this has led to a consistent demand for over 1 billion gallons of ethanol per year. As the LCFS and CI requirements get increasingly stringent, fuel providers will be unable to meet their required CI reductions with corn ethanol alone. Comstock’s advanced cellulosic ethanol is less carbon intensive than conventional corn ethanol, thereby providing opportunities for increased sales. For comparison, the market value of cellulosic ethanol in the California market is equal to the price for conventional ethanol, plus the RIN value, plus the LCFS value based on the CI score. We will obtain carbon credits when we sell qualified fuels into California.

Likewise, the Oregon Clean Fuel Program requires a 10% reduction of the average carbon intensity of Oregon’s transportation fuels from 2021 levels by 2025. The baseline year for the program is 2021 and represents 10% ethanol blended with gasoline and 5% biodiesel blended with diesel. The Oregon Renewable Fuels Standard requires all gasoline sold in the state to be blended with 10% ethanol (“E10”). In addition, all diesel fuel sold in the state must be blended with at least 5% bio-based diesel. In March of 2020, the Oregon Governor issued an executive order to expand the Clean Fuel Program to achieve at least a 20% reduction from 2021 levels by 2030 and a 25% reduction by 2035. The executive order is currently in a rule making process, with a targeted effective date of January 1, 2023. We will obtain carbon credits when we sell qualified fuels in Oregon.

In the European Union, or EU, the Renewable Energy Directive established a 10% target by 2021 for the use of renewable energy in the transport sector in EU member states. Given the existing limited market presence of alternative fuels or electromobility, the majority of the target has been realized through biofuels. In 2018, a revised Renewable Energy Directive, RED II, was established. RED II set a target of 14% renewables in transport and a 32% reduction of greenhouse gases, to be progressively achieved from 2022 until 2030. Biofuels produced from certain types of waste feedstocks, such as used cooking oil, benefit from extra incentives and so-called advanced feedstocks even get a specific sub-mandate. Additionally, RED II opens up new outlets such as marine fuels or renewable aviation fuels. In 2022, each of the EU Member States is in the process of ratifying RED II into national legislation. Since the adoption of RED II, the EU has introduced the European Green Deal, a package of new measures that are intended to align the EU's environmental goals with the Paris Accord objectives and, according, the European Commission is exploring whether to update RED II.

A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2017, 2018, and 2021 reporting years than they had in prior years. This totaled 790 mmg of waived requirements for the 2021 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years, and as a result, RIN values declined significantly.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rule making. This was the first RFS II rule making since the expanded use of the exemptions came to light; however, the EPA had declined to cap the number of waivers it grants, and until late 2020, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. We believe the EPA’s recent approach accomplished the opposite in that even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future. In 2019, in a supplemental rule-making to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate will be waived from the blending requirements due to small refinery exemptions. To accomplish this, they added in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers.

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

Our renewable energy segment activities are subject to various and extensive environmental and other regulations. We will be required to obtain and maintain various environmental permits to operate our plants and other facilities. Renewable fuel production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in RFS II.

There has been an increase in battery regulation globally in recent years. For example, California is evaluating a policy to drive Recycling Efficiency Rates as close to 100% as possible, potentially beginning as early as 2022. In Canada, Ontario is requiring Recycling Efficiency Rates for lithium ion batteries (“LIBs”) of over 70% by 2023. China has required functional material recovery rates greater than 80% since 2018, with specific targets by key materials (nickel, cobalt, and lithium). The European Union proposes to update its EU Battery Directive during 2021 to implement more aggressive recycling targets, including minimum material recovery rates of 90% for both cobalt and nickel by 2025, a minimum recovery rate of 35% for lithium by 2025, and a Recycling Efficiency Rate of least 65% by 2025. Our renewable energy segment holds all licenses currently required in connection with its technologies and operations. We have engaged a third-party consultant to work across all projects, supporting us with permitting and regulatory compliance, and keeping us apprised of all relevant regulations and related changes.

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

We are generally required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies. The Nevada Revised Statutes (“NRS”) 519A to 519A.280 and Nevada Administrative Code (“NAC”) 519A.010 to 519A.415 promulgated by the Nevada State Environmental Commission and the Nevada Division of Environmental Protection (“NDEP”), Bureau of Mining and Reclamation (“BMRR”) require a surety bond to be posted for mining projects so that, after completion of the work on such mining projects, the sites are left safe, stable and capable of providing for a productive post-mining use. Over the past four years, the Company has provided a reclamation surety bond, through the Lexon Surety Group (“Lexon”), with the BMRR. The BMRR, with concurrence from Storey County, has approved our most recent reclamation plan, as revised, and our estimated total costs related thereto of approximately $7,251,950, including $6,751,950 for BMRR and $500,000 of additional reclamation surety bonding directly, with Storey County. As part of the surety agreement, the Company agreed to pay a 2.0%

annual bonding fee and signed a corporate guarantee. The bonded amount is $7,251,950, and the collateral held on deposit at December 31, 2022 is $2,727,815.

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

HUMAN CAPITAL RESOURCES

The foundation of our Company is our employees and our success begins with the attraction, retention and development of our employees. We accomplish this, in part, by our systemic management practices, competitive compensation practices, training initiatives, and growth opportunities within the company. We currently have 33 full-time employees. We employ sales, engineering, research, geological, regulatory, environmental, operating, financial, and administrative personnel. There is no union representation for any of our employees.

EXECUTIVE OFFICERS

Corrado De Gasperis, Executive Chairman and Chief Executive Officer

Mr. De Gasperis brings more than 35 years of industrial manufacturing, financial, governance, operational and project management experience in the metals, mining, and recycling industries. Mr. De Gasperis has served as Comstock’s chief executive officer since 2010 and executive chairman since 2015. He is also a director of each of the Company’s wholly- and majority-owned subsidiaries, and of Quantum Generative Materials, LLC and Sierra Springs Opportunity Fund, Inc., strategic investees of Comstock since June 2021 and July 2019, respectively. From 2006 to 2009, Mr. De Gasperis served as the chief executive officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of graphite and carbon cathodes and electrodes. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as vice president and chief information officer and a leader of its transformation and recapitalization. From 1998 to 2000, he served as the controller of GrafTech. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services where he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance into the partnership, as a Partner, effective July 1, 1998. Mr. De Gasperis is also a director and the executive chairman of the Board of Directors of LiNiCo Corporation and chairman of the member committee and board for Quantum Generative Materials LLC. He is a director of ROK-On Building Systems, a manufacturer of low-carbon, renewable building materials and a strategic investee of Sierra Springs Opportunity Fund Inc. and also a founding member and the chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Mr. DeGasperis previously served as a director and as chairman of the Virginia City Tourism Commission. He also has served as a director of GBS Gold International Inc., where he was chairman of the Audit and

Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Kevin E. Kreisler, Chief Technology Officer

Mr. Kreisler joined Comstock in September 2021. Mr. Kreisler is currently our chief technology officer. He is also a director and serves as a director of Quantum Generative Materials, LLC. Mr. Kreisler has a diverse background in agriproducts, renewable fuels, hazardous waste, and intellectual property development, with deep expertise in building and scaling commercial production processes and companies in regulated markets. Mr. Kreisler served from 2003 to 2021 as managing director for Viridis Asset Management LLC, a family-owned investment company focused on the development of early-stage companies and technologies, with a specialization in commercializing technology-driven profitability incentives that leverage existing infrastructure and consumption behaviors to produce globally-meaningful sustainability gains. In that capacity, Mr. Kreisler founded GreenShift Corporation in 2005 and served as its chairman and chief executive officer through 2021. GreenShift developed and commercialized patented technologies that integrated into the backend of corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel derivatives. Today, upwards of 95% of the U.S. corn ethanol industry uses that technology to displace more than 20 million barrels of fossil fuel, trillions of cubic feet of natural gas, and tens of millions of metric tons of greenhouse gases every year. In total, those gains are globally-meaningful and have accumulated to industry-wide savings exceeding 250 million barrels of fossil fuel. From 1998 to 2004, Mr. Kreisler served as a director and officer of Veridium Corporation, which developed and commercialized an array of selective metals separation technologies, where he led the design, engineering, and construction of an advanced facility for the recycling and reuse of inorganic hazardous and industrial wastes from thousands of different waste streams from dozens of industrial processes. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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

David J. Winsness, President, Comstock Fuels Corporation

Mr. Winsness joined Comstock in September 2021. Mr. Winsness is currently the president of the Comstock Fuels subsidiary. Mr. Winsness has spent his professional career targeting the extraction and recovery of materials from byproduct streams and repurposing those recovered materials into high value markets. Mr. Winsness previously served as GreenShift’s chief technology officer from 2006 to 2018, where he invented, developed, and commercialized the largest innovation to occur in the corn ethanol industry: back end corn oil extraction. The technology efficiently extracts corn oil from byproduct streams so that it can be sold separately without consuming any additional power or corn. The technology has been adopted by more than 95% of the 209 U.S. corn ethanol plants, where it generates more than an estimated $3.2 billion annually in additional profit for the industry. Mr. Winsness subsequently served as chief executive officer of Plain Sight Innovations LLC and its predecessor, FLUX Carbon LLC, where he led the development of a technology portfolio for cellulosic fuels and other clean technologies, focusing on advanced carbon-neutral fuels and alternatives to fossil fuels. Mr. Winsness graduated from Clemson University with a Bachelor of Science degree in Mechanical Engineering.

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

AVAILABLE INFORMATION

Comstock maintains a website at www.comstock.inc. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any filed or furnished amendments to those reports pursuant to Section 13(a) of the Exchange Act are made available through our website as soon as practical after we electronically file or furnish the reports to the SEC. Also available on our website are the Company’s Governance Guidelines and Code of Conduct, as well as the charters of the audit, compensation and nominating committees of the Board of Directors. Information on our website is not incorporated into this report. Stockholders may request free copies of these documents from Comstock Inc., P.O. Box 1118, Virginia City, Nevada 89440.

FINANCING EVENTS

Equity Issuance Agreements

For the year ended December 31, 2022, we sold 20,666,674 registered and unregistered shares of common stock at an average share price of $0.51, and net proceeds of $10,488,180 after fees and expenses. In connection with these sales, we issued 772,454 shares in payment of commitment and due diligence fees. We issued 264,040 restricted shares with a fair value of $340,000 in connection with our equity sales for commitment fees. We issued 565,557 unrestricted shares with a fair value of $500,000 in connection with our equity sales for commitment and due diligence fees. We also issued 2,907,915 unregistered shares of common stock as consideration for acquisitions, investments and other endeavors.

Debt Financing Agreements

The Company entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. ("GHF") on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, and the Daney Ranch, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral. If the promissory note has not been paid in full on or prior to December 15, 2022, the Company will issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022.

On December 16, 2022, in compliance with the GHF 2021 Note agreement, the Company issued warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at a price per share of $2.5217 and the remaining 500,000 at a price per share of $0.4555. The warrants are exercisable for a period of two years commencing on December 15, 2022, and ending on December 15, 2022. At December 31 2021, the warrants were valued at $708,789. At the time the Company issued the GHF 2021 Note, the Company estimated a 10% probability that the warrants would be issued and recognized an initial discount on the debt of $70,879. In December 2022, the contingency was resolved upon issuing the warrants, the Company recorded an additional $637,910 and the discount on the note was adjusted to reflect the increase. During the years ended December 31, 2022 and 2021, we recognized interest expense of $715,089, which includes OID amortization of $429,912, and $19,720, respectively, in connection with the GHF 2021 Note.

On August 22, 2022, the Company amended the GHF promissory note’s prepayment provision to reduce the amount required to be paid from the Daney Ranch sale to $710,000. As consideration for the amendment, the Company issued GHF warrants to purchase 200,000 common shares at a price of $1.00 per share. The warrants had a fair value of $18,975 on the date of issuance and was recorded as an additional debt discount with a corresponding increase in additional paid-in capital. During the years ended December 31, 2022 and 2021, we recognized interest expense of $715,089 which includes OID amortization of $429,912 and $19,720, respectively, in connection with the GHF 2021 Note..

On March 4, 2021, we retired our unsecured promissory notes (“Promissory Notes”) by paying the remaining principal balance of $3.1 million plus earned OID of $0.1 million. For the year ended December 31, 2021, interest expense on the promissory notes was $139,213, which includes OID amortization of $71,289.

On October 25, 2022, the Company entered into a short-term promissory note with Alvin Fund LLC ("Alvin Fund Note") with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% per annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all of the property commonly referred to as the Dayton properties. During the year ended December 31, 2022, we recognized interest expense of $33,041 and amortization of discount of $45,890 in connection with the Alvin Fund Note. The Company used the proceeds for a $2.0 million payment toward the purchase of a battery metal recycling facility from LINICO.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic Ventures 2022 Convertible Note") with Ionic Ventures, LLC with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. The Company can redeem up to $2,000,000 of the Convertible Note for cash 30-days following closing at 110% of the Face Value, plus accrued interest. The Ionic 2022 Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $420,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk free rate of 4.40%, and volatility of 60.0%. During the year ended December 31, 2022, we recognized interest expense of $10,356 and amortization of discount of $17,161 in connection with the Ionic 2022 Convertible Note. The Company used the net proceeds from this offering for strategic development programs, working capital and general corporate purposes.

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

-
A decline in the adoption rate of renewable energy or electrification, or a decline in the support by governments for renewable energy and electrification technologies, could materially harm our financial results and ability to grow.

-	Our success will depend on acquiring, maintaining, and increasing feedstock supply commitments, as well as securing new customers and offtake agreements.

-
Our margins are dependent on the spread between the market prices for our renewable energy and the costs for our feedstocks, which may be volatile and can cause our results of operations to fluctuate substantially.

-	Our operations depend on the availability of sufficient water supplies.

-	Owning property and water rights and options on property and water rights carries inherent risks.

-	We do not have proven or probable reserves, and there is no assurance that the quantities of minerals and metals we produce will be sufficient to recover our investment and operating costs.

-
The cost of our exploration, development and acquisition activities is substantial, and there is no assurance that the quantities of minerals and metals we discover, acquire or recover will justify commercial operations.

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

-	Our facilities and our customers' facilities will be subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.

-	The dangers inherent in storage and transportation of our renewable energy could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

-	Increases in transportation costs or disruptions could have a material adverse effect on our business.

-	We operate in highly competitive industries and expect that competition will increase.

-	Our activities are inherently hazardous and any exposure may exceed our insurance limits or not be insurable.

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

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We need additional capital, which may not be available on acceptable terms or at all, to continue as a going concern and for investing in our business and to finance acquisitions and other strategic transactions.

If we are unable to generate cash flows from our planned operating activities in our renewable energy segment, then it is unlikely that the cash generated from our strategic and other investments segment will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

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

The demand for our renewable energy, process solutions, related services, and technology licensing is driven in part by projected increases in the demand for renewable energy and electrification. A decline in the adoption of renewable energy and electrification could reduce the demand for our renewable energy, process solutions, related services, and technology licensing, which could have a negative impact on our operating results.

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

Our margins will be dependent on the spread between the market prices for our renewable energy and the costs for our feedstocks, which may be volatile and can cause our results of operations to fluctuate substantially.

Our business will be highly impacted by commodity price volatility, primarily in the markets for our intended renewable energy, including carbon neutral cellulosic oil, ethanol, gasoline, renewable diesel, jet fuel, marine fuel, lithium, graphite, nickel, cobalt, manganese, copper, aluminum, gold, silver, and other commodity-driven renewable energy. While our technologies target and benefit from low cost wasted and unused feedstocks, decreases in the prevailing prices for our renewable energy will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

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

Our current and planned operating activities are inherently hazardous. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to extraction and refining of wasted and unused natural resources into renewable energy, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any applicable liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure ourselves against such liabilities because of the high premium costs, in which event, we could incur significant costs that could have a material adverse effect on our financial condition. Because some of our inputs and outputs will be combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury or death to employees and others, and interruption of operations. The operations at our facilities are also subject to the risk of natural disasters. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to California. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The Company's operations could be exposed to a number of physical risks from climate change, such as changes in rainfall rates, rising sea levels, reduced water availability, higher temperatures, fire and other extreme weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. If we experience a fire or other serious incident at our facilities or if any of our facilities is affected by a natural disaster, we may incur significant additional costs, including, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, legal and reconstruction expenses. The occurrence of significant additional costs would harm our results of operations and financial condition.

The dangers inherent in storage and transportation of our renewable energy could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

We intend to store our renewable energy, including renewable fuels, in above ground storage tanks and transport fuel with third-party truck and rail carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing fuel. These hazards and risks include, but are not limited to, accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to property. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Our renewable energy segment will face competition from producers and suppliers of fossil fuels, and producers, marketers, traders, and distributors of renewable fuels. Our cellulosic ethanol products will compete with ethanol produced by the highly fragmented U.S. corn ethanol industry, including from plants owned by farmers, cooperatives, oil refiners and retail fuel operators that may continue to operate even when market conditions are not favorable due to the benefits realized from their other operations. In the United States and Canadian biomass-based diesel markets, we will compete with independent biomass-based diesel producers, as well as large, multi-product companies that have greater resources than we do. There are also major international agribusiness corporations and biodiesel producers with the financial, feedstock sourcing and marketing resources that make renewable fuel as part of their integrated agribusinesses. We will also compete with several large and well capitalized producers of renewable diesel. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several petroleum refiners in the U.S. have effected conversions of their facilities from crude oil to renewables in the past year. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation.

Our renewable energy segment operates in the LIB recycling industry, where it faces competition primarily from companies that focus on one type of recycling, some of which have more expertise in the recycling of that material than we do. We also compete against companies that have a substantial competitive advantage because of longer operating histories and larger budgets, as well as greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition, or could choose to target medium to small companies in our markets. Competitors could focus their substantial resources on developing more efficient recovery solutions than us. Competition also places downward pressure on contract prices and profit margins, which presents significant challenges to maintaining growth rates and acceptable margins. Such factors would materially harm our operations, cash flows and profitability.

Technological advances could render some or all our plans obsolete and adversely affect our ability to compete.

Advances in the process of converting wasted and unused natural resources could allow our competitors to produce renewable energy faster and more efficiently and at a substantially lower cost. In addition, we will produce our renewable fuels to conform to or exceed standards established by the American Society for Testing and Materials, whose standards may be modified in response to new technologies from the industries involved with diesel fuel. New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete, or our ability to manage our business and to compete may be impaired. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to remain competitive. There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology were more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient, and our ability to produce biomass-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

Our business could be adversely affected if we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property.

We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the U.S. and in select foreign countries to protect our intellectual property. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not obtained in some countries. Our success may depend on our ability to successfully prosecute and/or maintain and enforce patent and other intellectual property protection for our technologies. We have obtained or developed rights to patents and patent applications in the U.S. and on a case-by-case basis internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position. We also rely in part on trade secret protection to protect our knowhow, confidential and proprietary information and processes. However, trade secrets are difficult to protect.

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

To date, our strategic joint venture partners have only manufactured prototypes and a limited number of products. In addition, they are continually redesigning and enhancing products with technology on which are basing the design of new products we hope to market in the near future. The manufacture and assembly of such products involves complex and precise processes, some of which are totally dependent on other companies and consultants. There is no assurance that the strategic joint venture partners will not encounter any serious problems in the production of existing or new products. Any significant problems in manufacturing, assembling or testing products could delay the sales of products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of products and on the ability to sell products. Manufacturing difficulties will harm the ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

Unfavorable economic conditions may have a material adverse effect on our business, results of operations and financial condition.

Our operations and timelines may be affected by global economic markets and levels of consumer comfort and spending, including recessions, slow economic growth, economic and pricing instability, increase of interest rates and credit market volatility, all of which could impact demand in the worldwide transportation industries or otherwise have a material adverse effect on our business, operating results and financial condition. Because the impact of current conditions on an ongoing basis is yet largely unknown, rapidly evolving, and varied across geographic regions, an ongoing assessment will be particularly critical to allow us to accurately project supply and demand and infrastructure requirements globally and allocate resources accordingly. If current global market conditions continue or worsen, our business, results of operations and financial condition could be materially adversely affected.

Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events could materially adversely affect our business, results of operations or financial condition.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, epidemic or pandemic outbreaks, boycotts and geopolitical events, such as civil unrest and acts of terrorism, or similar disruptions could materially adversely affect our business, power supply, results of operations or financial condition. These events could result in physical damage to property, an increase in energy prices, temporary or permanent closure of one or more of our planned facilities, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, construction delays at our planned facilities, temporary disruption in transport from overseas, or disruption to our information systems. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

We also cannot predict the length of time needed to find a willing buyer and to the close the sale of investments or assets. The applicable markets are affected by many factors that are beyond our control. The nature of our properties, including our held-for-sale properties, may make it difficult for us to sell or develop those properties and could require considerable, additional capital to adapt the properties for sale or other productive uses, and could negatively affect our financial performance, including as a result of the following factors:

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

Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws would apply to us if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

In addition, because we are incorporated in Nevada, we are governed by Nevada Revised Statutes 78.411 to 78.444, inclusive. These provisions may also have an effect of delaying or making it more difficult to effect a change in control of the company. A corporation affected by these provisions may not engage in a combination within two years after the interested stockholder acquires his, her or its shares unless the combination or purchase is approved by the Board of Directors before the interested stockholder acquired such shares. Generally, if approval is not obtained, then after the expiration of the two-year period, the business combination may be consummated with the approval of the Board of Directors before the person became an interested stockholder or a majority of the voting power held by disinterested stockholders, or if the consideration to be received per share by disinterested stockholders is at least equal to the highest of: (i) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or within three years immediately before, or in, the transaction in which he, she or it became an interested stockholder, whichever is higher; (ii) the market value per share on the date of announcement of the combination or the date the person became an interested stockholder, whichever is higher; or (iii) if higher for the holders of preferred stock, the highest liquidation value of the preferred stock, if any. Generally, these provisions define an “interested stockholder” as a person who is the beneficial owner, directly or indirectly of 10% or more of the voting power of the outstanding voting shares of a corporation, and define “combination” to include any merger or consolidation with an interested stockholder, or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an interested stockholder of assets of the corporation: (i) having an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation; (ii) having an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation; or (iii) representing 10% or more of the earning power or net income of the corporation. These provisions in our certificate of incorporation and bylaws and under Nevada law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

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

The industries in which we operate are subject to extensive federal, state and local laws and regulations, and we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. In addition, we and/or our customers will be subject to similar laws and regulations in Europe and Canada for the renewable energy we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Changes in environmental laws and regulations occur frequently, and changes resulting in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us and/or our customers to make significant expenditures to attain and maintain compliance. Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future emissions. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. We are subject to various laws and regulations including RFS II, BTC, LCFS, and other jurisdictions. These regulations are highly complex and continuously evolving, requiring us to periodically update our systems to maintain compliance, which could require significant expenditures. In 2014, the EPA issued a final rule to establish a quality assurance program and the EPA also implemented regulations related to the generation and sale of RINs. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

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

Our stock has historically been a penny stock. Rule 3a51-1 generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. When our securities are covered by the penny stock rules, additional sales practice requirements are imposed on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding one’s primary residence), or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules (including Rule 15g-9) require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock. In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

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

Our common stock is traded on the NYSE American. To maintain our listing on the NYSE American, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE American’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

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

We are currently authorized to issue 245,000,000 shares of common stock, of which 91,442,018 shares were issued and outstanding at December 31, 2022, and 50,000,000 shares of preferred stock, of which no Preferred Shares are outstanding at the December 31, 2022. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. In April 2022, the Company entered into an equity purchase agreement with Leviston Resources LLC relating to the offer and potential sale of up to $10,000,000 of common stock. The term of the agreement is 24 months. The sale of these securities may significantly dilute stockholders’ ownership interest and the market price of the common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to, that may adversely impact, the Company’s current stockholders. On June 21, 2022, the Company entered into an equity purchase agreement with Tysadco Partners LLC relating to the offer and potential sale of up to $10,000,000 of common stock. On December 16, 2022, the Company entered into a securities purchase agreement with Ionic Ventures, LLC related to the offer and potential sale of up to 18,000,000 shares upon conversion of the Ionic 2022 Convertible Note.

RISKS RELATED TO STRATEGIC TRANSACTIONS

We have and may continue to pursue investments in other companies, acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

We have made, and could make in the future, investments in other companies, including privately-held companies in a development stage, and most recently Quantum Generative Materials LLC, a company that plans to use quantum computer algorithms for the engineering and development of new materials. Many of these equity investments in private companies are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments.

The price of our common stock has been, and may continue to be, highly volatile in response to various investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations. Acquisitions of other companies or new properties, divestitures, business combinations or transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results.

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

We have grown our business, in part, through strategic alliances and acquisitions, including through our shift to climate-smart mining and related development projects with partners that include Mercury Clean Up, LLC for the deployment of new metals extraction, LINICO Corporation for lithium-ion battery metal recycling and Renewable Process Solutions, Inc. for the extraction of lithium and the development and commercialization of next generation technologies to reduce the carbon footprint. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings. This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production, renewable processing of natural resources, recycling and quantum computing based materials engineering. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions. Any current or future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business. Given the specialized nature of our quantum computing and engineering based strategic partners, we may not succeed in attracting and retaining specialized technical support including quantum computing programming and material science competencies or maintaining access to the specialized scientific resources and infrastructures we require to continue to integrate, develop and grow our business. Our growth may be limited by insufficient financial resources and competition in the developing industries in which we invest. We may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

Future strategic partnerships and technical resources may be important to us. We will face significant competition in seeking new strategic partners or acquiring qualified, competent employees.

We have limited capabilities for new product development and do not significant capabilities for sales, marketing or distribution. For some of our program and product development candidates, we may not be able to attract or retain qualified computational material engineers, software engineers, photocatalysis experts, quantum chemists, quantum information scientists, quantum physicists, including but not limited to condensed matter physicists, mathematical physicists and computational physicists and/or third-party quantum computing companies for the development and potential commercialization of our products and solutions. The competition for strategic partners and quantum professionals is intense. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such engineered solutions to customers, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate. Strategic partnerships are complex and time-consuming to negotiate and document. Even if we are successful in entering into collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements with other potential collaborators. If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected. Any collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the partner terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, and increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches the market.

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

-
key personnel of strategic partners may be unable or unwilling to continue in their respective positions with such strategic partners, and if such strategic partners are unable to find suitable replacements, our business and financial results could be materially negatively affected;

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

The expiration of the Lucerne Option and loss of payments from Tonogold could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Lucerne Option expired on December 30, 2022, as a result of Tonogold’s failure to pay the Company when payment was due and payable pursuant to the Lucerne Option. At December 31, 2022, Tonogold owed the Company $1,283,302 pursuant to various obligations and reimbursements in arrears, which was fully impaired. Tonogold’s failure to exercise the Lucerne Option could have a material adverse effect on the financial position of the Company or its cash flows including, but not limited to, future option, lease, and/or royalty payments, Northern Comstock LLC obligations, and payment of other existing obligations.

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

The revenues and profits of an enterprise involved in the creation of new industries and markets are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer needs and competitive products. As with any new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unsuccessful development projects, including those for new materials, an inability to successfully harness a general adversarial neural network (“GANN”) and apply the GANN effectively in simulating existing materials, generating new materials and/or commercialize them profitably, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we or our strategic joint venture partners will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our product candidates, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

If we are unable to commercialize and release new products candidates based on our quantum computing investment that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

There can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release new products candidates, license our technologies and/or sell services that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

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

Some of our strategic partnerships and future development of products include or will include third-party intellectual property, which may require licenses for our use. We believe that such licenses can be obtained on reasonable terms; however, there can be no assurance that we will be able to obtain or maintain the necessary licenses for new or current products on acceptable terms or at all. Our failure to obtain or maintain such licenses may limit our ability to develop materials, meet the goals of our strategic partnerships, or grow our business, which could have a material adverse effect on our business, financial condition and financial results. The quantum computing industry is quickly developing, and as such, is and will remain dynamic and competitive for the foreseeable future. As this industry continues to grow and mature, there may be an influx of new products, technological advances, and new concepts that can dramatically transform the industry and our business. There is a broad variety of entities that are known to be engaged in research and development relating to quantum computing, which range in size from diversified global companies with significant research and development resources to smaller privately funded startups whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. We believe competition in this market segment will intensify. Our success in the market segment will depend on our ability to deploy our quantum intellectual property effectively and profitably into mining, battery or carbon capture fields of use. Our competitors could use their financial, technical, product development and marketing resources to market or develop products or services that are more effective or less costly than any or all of our products or services. Our ability to evolve and adapt rapidly over an extended period of time will be critical in remaining competitive.

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

The Company may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that the Company may report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

Diversity in application of accounting literature in the mining industry may impact our reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of such literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

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

The estimation of mineral reserves and mineral resources is imprecise and depends on subjective factors.

Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates. The mineral reserve and mineral resource figures presented in our public filings are made by independent mining consultants with whom we contact. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold and silver market prices. Mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold and silver market process are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold or silver may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development at one or more of our properties or write down assets as impaired. New or updated geotechnical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect our financial condition, results of operations, and cash flows.

Mineral resources do not have demonstrated economic value.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be made that they will eventually convert into future reserves. Investors are cautioned not to assume that any part of any of the Inferred Resources exists or is economically or legally mineable.

ITEM 2        PROPERTIES

DEMONSTRATION FACILITY

Comstock Innovations, our wholly-owned technology research and development subsidiary, is subject to an asset purchase agreement with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to purchase substantially all of the real and personal property located at 6445 Packer Drive, Wausau, Wisconsin 54401 (“Demonstration Facility”), including bench and pilot scale processing equipment used in connection with some of our cellulosic fuels and electrification metals extraction and refining processes. The purchase agreement calls for a purchase price of $3,920,000 in installments of $35,000 per month from May 1, 2022 to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. The costs associated with the Demonstration Facility’s research and development support operations are allocated on a time and materials basis at cost to our renewable energy segment and strategic and all other segment, as applicable.

BATTERY METAL RECYCLING FACILITY

On February 15, 2021, LINICO Corporation (“LINICO”) and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of Aqua Metals Inc. (“AQMS”), entered into an industrial lease (the “AQMS Lease Agreement”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Battery Recycling Facility”). The Company committed a plan to sell certain land, buildings and related improvements under the Battery Recycling Facility. As of December 31, 2022, the Company has assets with a net book value of $21,684,865 that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the Battery Recycling Facility in which LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS. See Note 8, Leases, to the Consolidated Financial Statements. In March 2023, the Company sold the related building, land and equipment for $27,000,000. See Note 20, Subsequent Events to the Consolidated Financial Statements.

HAYWOOD QUARRY

On April 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a value of $2,295,000. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. During the period between execution of the agreement and closing, the property is leased to us for no additional compensation, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied within 12 months of signing, the agreement will terminate and Decommissioning Services will retain a total of $200,000 in rental fees for use of the property. We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from Haywood, excluding the removal of materials that have been pledged to a third-party for improvements made.

MINING PROPERTIES

The following description of the Company’s mining properties is qualified in its entirety by reference to the Technical Report Summary (the "TRS") for each of the properties included as exhibits to this Report and incorporated by reference into this Item 2. The information concerning our mining properties in this this Report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K (“S-K 1300”), which requires us to disclose our mineral resources, in addition to any mineral reserves, as of the end of our most recently completed fiscal year, individually and in the aggregate, for each of our material mining properties.

Summary Disclosure

The Comstock Lode was discovered in 1859. From 1860 to 1960, the district yielded more than eight million ounces of gold and 192 million ounces of silver, from workings up to 3,000 feet below the surface. We have consolidated the most significant portions of the historic Comstock Lode mining district, conducted surface and airborne geophysical studies, drilled extensively, and recently invested in the development of quantum-probabilistic software solutions that are being designed to integrate specific, hyperspectral technology solutions that we expect will increase certainty in mineral discovery targets, eventually reduce costs of traditional drill programs with ground penetrating scans and analytics, and ultimately result in increased discernment for categorizing measured, indicated, and inferred mineral resources. The Company will continue amassing what has become the single largest known repository of historical and current geological data on the Comstock region.

We also secured permits, built an infrastructure and completed two phases of test production. Comstock and its subsidiaries own, control, or retain interest in all of these mineral properties. Our mineral estate consists of 9,472 acres (due to overlapping interests, the combined area is approximately 7,586 acres) located in Storey and Lyon Counties, Nevada (referred to collectively as our “Mineral Estate”), including fee ownership of real properties and claims, five mineral leases, one LLC membership interest (providing exclusive rights to exploration, development, mining and production), and royalty interests. The Mineral Estate includes 130 patented lode mining claims totaling 1,376 acres with surface parcels increasing the total to 2,533 acres, 381 unpatented lode mining claims administered by the BLM totaling 38 unpatented placer claims, and one unpatented mill site claim, all totaling approximately 6,939 acres, and covering 6.5 miles of strike-length on the Comstock and Silver City lodes.

Because of the Comstock Lode District’s historical significance, the geology is well known and has been extensively studied. We have expanded our understanding of the geology through vigorous surface mapping and drill hole logging. The volume of geologic data is significant, particularly in the Lucerne and Dayton resource areas. We have accumulated a large library of historical data and detailed surface mapping of Comstock Mineral Estate properties and continue to obtain historical information from public and private sources. We integrate this data with information obtained from our mining operations to target prospective geological exploration areas and plan exploratory drilling programs, including expanded surface and underground drilling.

We have completed extensive geological mapping, sampling and drilling on a limited portion of our Mineral Estate property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material. We have performed metallurgical testing, mine planning and economic analysis. We conducted extensive test mining operations from 2004 through 2006 and 2012 through 2016. We have not established reserves that meet the requirements of SEC Regulation S-K Subpart 1300 ("S-K 1300") and therefore, we are an exploration stage issuer and our Comstock properties are all exploration stage properties.

We have identified many exploration targets in our Mineral Estates and, to date, have focused on subsets of our Mineral Estate, including the Dayton-Spring Valley and Lucerne resource areas, and the Occidental, Oest, and Gold Hill exploration targets (collectively, our “Exploration Targets”). We own or control 100% of the properties in these target areas. We published a third-party S-K 1300 technical report for our Dayton – Spring Valley properties in November 2022. Properties in the Lucerne, Occidental, and Gold Hill resource areas and exploration targets were previously optioned or leased to Tonogold, who completed and published a third-party, S-K 1300 technical report for the Lucerne, Occidental and Gold Hill targets in March 2022. All Tonogold agreements either expired or were terminated on December 30, 2022, Tonogold no longer has any interest, rights or claims in (or on) any of the Company's properties.

Comstock District
Land Position 2023
Legend
V&T Railroad
Counties
Sections
Comstock Controlled
Patent, Fee
Unpatented
Comstock Interests
N
Feet
0 750 1,500 3,000
1 inch = 1,753 feet
As-of: 12/31/2022
Gold Hill Targets
American Flat
Occidental Target
Lucerne Resource
Dayton Resource
Oest Target
Spring Valley Target

A summary overview of each material property is as follows:

Property:	Dayton – Spring Valley Project
Stage:	Exploration
Location:	Lyon County, Nevada
Ownership:	100%
Titles and Mining Claims:	68 unpatented lode claims, 38 unpatented placer claims (1,908 acres), 41 patented lode claims (612 acres), and 16 surface parcels (461 acres)
Key Permit Conditions:	Private and BLM administered land. Required state permits in place for exploration on private land.
Mine Type:	Open Pit Heap Leach
Mineralization Styles:	Resembles the geometry of a volcanic autoclastic dome. Late-stage manganiferous calcite-quartz-adularia veining and silicified breccia zones with druzy quartz filling fractures and stockwork veinlets.
Other:	a.Certain properties have royalty interests ranging from 1.0% to 2.5% b.A security interest in certain parcels has been granted to Alvin Fund LLC

Property:	Lucerne Project
Stage:	Exploration
Location:	Storey County, Nevada
Ownership:	Majority 100%; certain claims 50% through membership in Northern Comstock LLC
Titles and Mining Claims:	70 unpatented lode claims (789 acres), 14 patented lode claims (104 acres), and 24 surface parcels (59 acres) owned by Comstock; 12 unpatented lode claims (44 acres), 20 patented lode claims (167 acres), and 15 surface parcels (42 acres) owned by Northern Comstock LLC.
Key Permit Conditions:	Private and BLM administered land. Required state and county permits in place for exploration and mining on private land.
Mine Type:	Open Pit Heap Leach
Mineralization Styles:	Zones of structurally prepared volcanic rock with multiple episodes of epithermal veins, hydrothermal breccias, and stockwork veinlets. Additional mineralization is associated with porphyry dikes, mafic dikes, and sills that have intruded the volcanic host rocks.
Other:	a.Certain properties have royalty interests ranging from 1.0% to 4.0% b.Fully permitted, dedicated processing facility in American Flat

The following tables summarize our estimated mineral resources as of December 31, 2022 for each of our exploration projects:

Gold Mineral Resources as of December 31, 2022(1,2,5)

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)
Dayton(3)	2,650	0.030	80	7,620	0.028	213	10,270	0.029	293	3,740	0.024	90
Lucerne(4)				14,118	0.022	312	14,118	0.022	312	9,489	0.022	207
Total	2,650	0.030	80	21,738	0.024	525	24,388	0.025	605	13,229	0.023	297

Silver Mineral Resources as of December 31, 2022(1,2,5)

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)
Dayton(3)	2,650	0.252	670	7,620	0.190	1,450	10,270	0.206	2,120	3,740	0.129	480

Lucerne(4)				14,118	0.27	3,760	14,118	0.27	3,760	9,489	0.22	2,092
Total	2,650	0.252	670	21,738	0.242	5,210	24,388	0.243	5,880	13,229	0.194	2,572

(1)	The term “mineral resources” means a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Inferred, Indicated, and Measured resources are in order of increasing confidence based on level of underlying geological evidence. The term “inferred resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The term “limited geological evidence” means evidence that is only sufficient to establish that geological and grade or quality continuity is more likely than not. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability and must have a reasonable expectation that the majority of inferred resources could be upgraded to indicated or measured resources with continued exploration.

(2)	Mineral Resources are reported exclusive of mineral reserves and are reported using the definitions in S-K 1300. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(3)	Dayton mineral resources are current as of December 31, 2022 and were prepared by Behre Dolbear & Company (USA), Inc. on November 30, 2022. Resources were constrained within a pit shell based on metal prices of $1,800 per ounce of gold and $20.22 per ounce of silver, and reported using a gold cutoff of 0.007 ounce per ton.

(4)	Lucerne mineral resources were reported by Mine Development Associated, a division of RESPEC on March 16, 2022. Resources were constrained within a pit shell based on metal prices of $1,750 per ounce of gold and $21.00 per ounce of silver, and reported using a gold cutoff of 0.005 ounce per ton. A qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, mineral reserves, or exploration results and the Company is not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

(5)	Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent discrepancies between tons, grades, and contained metal contents.

Individual Property Disclosure

Dayton – Spring Valley

Overview and Location
The Dayton Consolidated Project is an exploration stage project 100% owned or controlled by Comstock Exploration and Development LLC, a wholly owned subsidiary of Comstock. The property is located at 39°15ʹ15.63″ north latitude and 119°38ʹ16.45″ west longitude, in Lyon County, Nevada, approximately two miles south of Virginia City, Nevada, 30 miles southeast of Reno, Nevada, and 11 miles northeast of Carson City, Nevada. The property is undeveloped, with no permanent infrastructure. Access is via State Routes 341 and 342. Electric utilities are available.

The mineral property includes 68 unpatented lode claims, 38 unpatented placer claims (1,908 acres), 41 patented lode claims (612 acres), and 16 surface parcels (461 acres). The Company fully owns these properties, except for the Haywood Quarry property, which the Company has full access to and is controlled by a purchase agreement, with the final payment due in 2024, and pays annual claim fees to the BLM for each of the unpatented claims.

Dayton Consolidated Project
Land Position 2022
Legend
V&T Railroad
SR341 and 342, US 50
CEDL Private
CEDL Property
Counties
Sections
Comstock Exploration & Development LLC
Unpatented
Patent & Fee
N
Feet
0 437.5 875 1,750
1 inch = 1,545 feet
As-of: 09-30-2022

Figure 2: Dayton - Spring Valley Project Area

Previous Operators

The Dayton property includes the historic Dayton, Alhambra, Kossuth, and Metropolitan underground mines, which produced gold and silver from 1871 through 1942. Since that time, the property has been held and explored by various operators. The drilling database includes 259 drill holes by Houston Oil & Minerals, MECO, Nevex, and Rea Gold between 1975 and 1995.

Work Completed by Comstock

Comstock began geologic mapping and surface sampling on the Dayton property in 2008. Between 2009 and 2012, Comstock drilled 82 RC drill holes and 4 core drill holes, totaling 43,235 feet of total depth in the Dayton and Spring Valley areas. In 2015, Comstock drilled 408 shallow, air-track holes to test near-surface mineralization.

The Company also performed detailed sampling in the Dayton adit in 2018. Additional work includes a ground-magnetic geophysical survey in 2011, and an airborne, 3-D magnetic/electromagnetic geophysical survey over all the Company’s Comstock District properties in 2020.

Geology

The Dayton deposit is located on the southern extension of the Silver City fault and hosted in Miocene age locally defined volcanic sub-sets of a bimodal volcanic dome event. The mineralized body resembles the volcanic geometry of an autoclastic dome and has characteristics of a cryptodome. Economic gold and silver mineralization typically occurs within late-stage manganiferous calcite-quartz-adularia veining and silicified breccia zones with drusy quartz filling fractures and stockwork veinlets. Mineralization within the project is gold enriched, with silver to gold ratios of approximately 10:1. This compares to ratios of silver to gold of 100:1, that were recorded for the historic Comstock bonanza ore bodies.

Technical Report Summary

The Company commissioned a TRS, authored by Behre Dolbear & Company (USA), Inc. The TRS was effective November 1, 2022 and published November 30, 2022. The report remains current as of December 31, 2022.

Mineral Reserves were not estimated for this project. It remains an exploration stage project.

A mineral resource must have reasonable prospects for economic extraction. Comstock estimated mining and processing costs, as well as metallurgical recoveries to determine the economic potential for each block. The parameters were estimated based on the Company’s experience in mining and processing the nearby Lucerne deposit from 2012 through 2016. The TRS author found these parameters to be reasonable.

Economic Parameters
Metal Prices
Au price	$1,750 per oz
Ag price	$21 per oz

Processing and Refining
Au Recovery	80.0%
Ag Recovery	50.0%
Refinery Fee	1.5%

Costs per Ton
Mining	$2.50
Process	$5.50
G&A	$1.00
Reclamation	$0.50

Total ($/ton)	$9.50

Summary of Estimated Mineral Resources as of December 31, 2022(1,2,3,4,5)

	Tons	Au (opt)	Ag (opt)	Contained
				Au (oz)	Ag (oz)
Measured	2,650,000	0.030	0.252	80,000	670,000
Indicated	7,620,000	0.028	0.190	213,000	1,450,000

Measured and Indicated	10,270,000	0.029	0.206	293,000	2,120,000

Inferred	3,740,000	0.024	0.129	90,000	480,000

1	The Qualified Person firm responsible for the mineral resources estimate is Behre Dolbear & Company (USA), Inc.

2	Mineral resources comprised all model blocks at a 0.007 oz/ton gold cut-off that lie within an economic pit shell.

3	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

4	The effective date of the resource estimate is November 1, 2022. The assumptions were current at December 31, 2022.

5	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Internal Controls

Comstock’s internal controls for the Dayton project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection of drill hole assay information based on:

-	Third-party certified labs used for assays reported in public disclosure or resource models;

-	Secure chain of custody for all assay samples;

-	Drill programs with insertion of blank, duplicate, and certified reference materials; and

-	Sufficient QA/QC results for the analytical programs.

All core and reverse circulation samples were cataloged and stored in secure, designated areas on Comstock’s property. Data has been subject to validation, which includes checks on collar coordinates, downhole surveys, geological data, and assay data. Internal controls and estimation procedures are discussed where required in the relevant chapters of the technical report summary.

Lucerne

Overview and Location
The Lucerne Project is an exploration stage project 100% owned or controlled by Comstock Mining LLC, a wholly owned subsidiary of Comstock. The property is located at 39°17ʹ north latitude and 119°39ʹ30″ west longitude, in Storey County, Nevada, midway between the towns of Virginia City and Silver City, Nevada, 30 miles southeast of Reno, Nevada.

The mineral property includes 81 unpatented lode claims, 1 unpatented mill site claim (833 acres), 34 patented lode claims (271 acres), and 39 surface parcels (101 acres), all owned by Comstock, or controlled through Comstock’s 50% membership interest in Northern Comstock LLC. The Company pays annual claim fees to the BLM for each of the unpatented claims.

Comstock acquired its original interest in the Lucerne area through its acquisition of Plum Mining in 2003. The Company continued leasing, optioning, and purchasing properties in the Lucerne Project area though 2012. The properties are now owned outright by the Company, except for the Northern Comstock LLC properties, which will be transferred to the Company after the final payment, due in August 2026.

The property is accessible via State Route 342 and the American Flat processing facility, which is approximately a mile and a half to the west, is accessible via a haulage road with a BLM-Leased right of way.

Lucerne Project
Land Position 2022
Legend
V&T Railroad
SR341 and 342, US 50
Lucerne Project
Counties
Sections
Comstock Mining LLC
Unpatented
Patent & Fee
Northern Comstock LLC
Patent & Fee
Unpatented
N
Feet
0 245 490 980
1 inch = 857 feet
As-of: 09-30-2022

Figure 3: Lucerne Project Area

Previous Operators
The Lucerne property, on the Silver City branch of the Comstock lode, includes the historic Keystone, Justice, Lucerne, Succor, and Woodville underground mines. The Woodville was considered the southern-most of the 33 Comstock district “bonanzas”.

From the 1970s through 2002, previous operators included Houston Oil & Minerals, Jacqueline Gold, DWC, Double King Mining, BMRR, Oliver Hills Mining, Rea Gold, and Plum Mining. The database includes 470 drill holes by previous operators.

Work Completed by Comstock
Comstock began geologic mapping and surface sampling on the property in 2003. Between 2004 and 2016, Comstock drilled 1,001 RC drill holes and 95 core drill holes, totaling 697,127 feet of total depth in the Lucerne area. In 2015, Comstock drilled 326 shallow, air-track holes to test near-surface mineralization.

In 2015, the Company drove a 780-foot drift to the north from the floor of the Lucerne pit, in the footwall of the Silver City vein. 49 core holes were drilled into the vein from drill bays spaced every 100 feet along the drift. Additional exploration work included an airborne, 3-D magnetic/electromagnetic geophysical survey over all of the Company' Mineral Estate properties in 2020.

The Company performed extensive test mining in the Lucerne mine from 2004 through 2006, producing 12,000 ounces of gold and 53,000 ounces of silver, and again from 2012 through 2015, producing 59,515 ounces of gold and 735,252 ounces of silver.

Tonogold acquired certain rights to the Lucerne properties through a series of agreements beginning in 2017 and culminating with an option to purchase the property in March of 2022. Tonogold did not perform any additional exploration work on the Lucerne property, did not exercise the option, and all agreements with Tonogold were terminated effective December 30, 2022.

Geology

The Lucerne deposit is located along the hanging wall of the Silver City fault. The mineralized bodies with economic grades of gold and silver are zones of structurally prepared rock with multiple episodes of epithermal veins, hydrothermal breccias and stockwork veinlets. Mineralization is hosted in the Miocene age Virginia City magmatic suite including rhyolitic and tuffaceous members of the Hartford Hill rhyolite and the underlying lava flows and lahars of the Alta andesite. An additional mineralizing event is associated with quartz porphyry dikes, mafic dikes and sills that have intruded the volcanic host rocks.

Technical Report Summary

Tonogold commissioned a TRS, authored by Mine Development Associates, a division of RESPEC. The TRS had an effective date of September 6, 2021, and published March 16, 2022. A qualified person has not done sufficient work to classify the estimate as a current estimate or mineral resources, mineral reserves, or exploration results and Comstock is not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

Mineral Reserves were not estimated for the Lucerne project. It remains an exploration stage project.

A mineral resource must have reasonable prospects for economic extraction. The TRS author estimated mining and processing costs, as well as metallurgical recoveries to determine the economic potential for each block.

Economic Parameters
Metal Prices
Au price	$1,750 per oz
Ag price	$21 per oz

Processing and Refining
Au Recovery	80.0%
Ag Recovery	60.0%

Costs per Ton
Mining	$2.00
Process	$5.30
G&A	$0.88

Total ($/ton)	$8.18

Summary of Estimated Mineral Resources as of December 31, 2022(1,2,3,4,5)

	Tons	Au (opt)	Ag (opt)	Contained
				Au (oz)	Ag (oz)
Indicated	14,117,800	0.022	0.27	312,000	3,759,600

Inferred	9,488,900	0.022	0.22	206,900	2,092,300

1	The Qualified Person firm responsible for the mineral resources estimate is Mine Development Associates, a Division of RESPEC.

2	Mineral resources comprised all model blocks at a 0.005 oz/ton gold cut-off that lie within an economic pit shell.

3	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

4	The effective date of the resource estimate is September 6, 2021. A qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, mineral reserves, or exploration results and Comstock is not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

5	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Internal Controls

Comstock’s internal controls for the Lucerne project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection of drill hole assay information based on:

-	Third-party certified labs used for assays reported in public disclosure or resource models;

-	Secure chain of custody for all assay samples;

-	Drill programs with insertion of blank, duplicate, and certified reference materials; and

-	Sufficient QA/QC results for the analytical programs.

All core and reverse circulation samples were cataloged and stored in secure, designated areas on Comstock’s property. Data has been subject to validation, which includes checks on collar coordinates, downhole surveys, geological data, and assay data. Internal controls and estimation procedures are discussed where required in the relevant chapters of the technical report summary.

OTHER PROPERTY

We hold an investment in Sierra Springs Opportunity Fund, Inc. (“SSOF”), a qualified opportunity zone fund, which wholly-owns a qualified opportunity zone business, Sierra Springs Enterprises, Inc. ("SSE"). We expect to own less than 8% of SSOF upon issuance by SSOF of more than 88,000,000 authorized shares to investors. At December 31, 2022, we own 11.64% of the voting shares of SSOF and SSOF has received more than $13,800,000 in equity from investors, including $335,000 from the Company and $525,000 (15.93% of voting shares) from our officers and directors. Our chief executive officer is president and a director of SSOF and an executive and a director of SSE. On September 26, 2019, and as later amended, we entered into agreements with SSE to sell our two Silver Springs properties ("Silver Springs Properties"). The agreements include the sale of 98 acres of industrial land and senior water rights for $6,500,000 and 160 acres of commercial land along with its rights in the membership interests of Downtown Silver Springs LLC for $3,600,000. At December 31, 2022, we have received deposits in cash and escrow from SSE totaling $410,100 towards the purchase of the Silver Springs Properties, recorded in deposits under current liabilities on the consolidated balance sheets. The transactions are expected to close during the first half of 2023. For the year ended December 31, 2022, we also advanced SSOF $55,000, increasing total advances to $4,990,000, for use by SSOF for payments on land and other related qualifying investments and activities in the opportunity zone. The advances are non-interest-bearing and are expected to be repaid on or before the expected sale of our properties to SSE during the first half of 2023.

ITEM 3        LEGAL PROCEEDINGS

The Company’s mining and exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are frequently changing and generally becoming more restrictive. The Company believes its operations are in compliance with applicable laws and regulations, in all material respects. The Company continuously makes expenditures to comply with such laws and regulations but cannot predict the full amount of such future expenditures.

On November 21, 2022, The Comstock Residents Association (the "CRA") filed a Petition for En Banc Reconsideration in the Nevada Supreme Court in response to the latest of several previous orders by the Nevada Supreme Court and the Third Judicial District Court in Lyon County, Nevada, all of which have been issued in favor of the Company and/or the Lyon County Board of Commissioners since the CRA initially filed civil actions in 2014 related to the Company's mining rights in Lyon County. No response to the Petition for En Banc Reconsideration is to be filed unless requested by the court. On January 19, 2023, the Nevada Supreme Court issued an order denying the En Banc Reconsideration.

On August 20, 2021, former employees of the Company filed a wrongful termination lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the termination of their employment. On March 4, 2022, the Company and the former employees agreed to a $350,000 settlement. We paid the settlement in full during the fiscal year ended December 31, 2022, and the litigation has been dismissed.

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

PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

COMMON STOCK

Our common stock is traded on the NYSE American exchange under the symbol LODE. The last reported sale price of our common stock on the NYSE American on March 16, 2023, was $0.35 per share. At March 16, 2023, the number of holders of record was 497.

SALE OF UNREGISTERED SECURITIES

On October 25, 2022, the Company issued 605,620 shares of common stock to Alvin Fund LLC for an aggregate sales price of $250,000 at an average price per share of $0.41 in connection with the placement of a $2,000,000 short-term promissory note.

On October 5, 2022, the Company sold 1,000,000 shares of unregistered securities at a price of $0.375 per common shares for net proceeds of $375,000.

On August 26, 2022, we issued 802,295 shares of unregistered restricted common stock with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

On June 21, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Tysadco Partners, LLC (“Tysadco”) for the private placement of 3,076,923 common shares at a purchase price of $0.65 per share. The Company paid $140,000 in cash and delivered 57,143 common shares with a fair value of $40,000 to the placement agent in connection with such sale. The Company issued 428,571 unregistered common shares with a fair value of $300,000 in commitment fees.

On May 20, 2022, the Company cancelled 720,000 common shares returned by a previous employee and former owner of MANA.

On April 12, 2022, the Company issued 136,986 unregistered common shares with a fair value of $200,000 in due diligence fees.

On April 7, 2022, the Company issued 1,500,000 unregistered common shares with a fair value of $2,050,000 as part of the acquisition of the Haywood Quarry from Decommissioning Services Inc.

On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the Transaction Documents. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt.

On December 30, 2021, the Company issued 3,500,000 shares of unregistered securities at a price of $2.07 per share for the purchase of LINICO Corporation from its founder for $7,258,162 equating to 90% ownership.

On December 3, 2021, the Company sold 1,000,000 shares of unregistered securities at a price of $1.40 per common shares for net proceeds of $1,400,000.

On September 27, 2021, the Company issued 8,500,000 unregistered common shares with a fair value of $14,952,806 to the former owners of Plain Sight Innovations Inc. for the acquisition of 100% that company.

On August 27, 2021, we issued 163,156 shares of unregistered common shares with a fair value of $482,500 to Northern Comstock LLC as payment for obligations due under the Northern Comstock operating agreement.

On July 23, 2021, the Company issued 3,500,000 unregistered common shares to LP Biosciences with a fair value of $10,815,000 as part of a transaction and proposed joint venture. On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the LP Biosciences related transaction documents and the 3,500,000 unregistered common shares were transferred back to the Company and cancelled upon receipt.

On July 23, 2021, the Company issued 4,200,000 unregistered common shares with a fair value of $6,528,453 to sole former owners of MANA Corporation for the acquisition of 100% that company.

On June 18, 2021, the Company issued 1,000,000 unregistered common shares with a fair value of $2,304,806 to the sole former owner of Renewable Process Solutions Inc. for the acquisition of 100% that company.

On June 24, 2021, the Company issued 3,000,000 unregistered common shares to Quantum Generative Materials LLC (“GenMat”), with a fair value of $10,530,000 in connection with a strategic investment in GenMat.

On February 16, 2021, the Company issued 3,000,000 unregistered common shares to LINICO Corporation, with a fair value of $6,750,000 in connection with a strategic investment in LINICO.

EQUITY COMPENSATION PLAN INFORMATION

See Item 11, Executive Compensation, for information on plans approved by our stockholders.

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

OVERVIEW

Comstock innovates technologies that efficiently use wasted and under-utilized natural resources to produce renewable energy and other products that contribute to balancing global uses and emissions of carbon and enhance mineral and material discoveries. We plan on achieving exponential growth and extraordinary financial, natural and social returns by using our and other technologies to develop production projects, to license qualified clients, and to sell an array of complimentary process solutions and related products and services.

Our Cellulosic Fuels technologies include proprietary processes that have the potential to convert vast quantities of historically wasted and unused but widely available and rapidly replenishable woody biomass supplies into advanced renewable fuels possibly capable of sustainably offsetting billions of metric tons of fossil fuel emissions worldwide. Our Electrification Metals technologies also include a two-stage lithium-ion battery (“LIB”) recycling process designed to crush, separate, and condition LIBs, for direct production of high purity black mass containing minerals available for extracting battery grade metals.

We own and operate demonstration facilities for our Cellulosic Fuels and Electrification Metals technologies that we use in our ongoing technology development and commercialization efforts. We also hold a worldwide license to advanced new mineral discovery and mining technologies that will use machine learning and artificial intelligence algorithms, hyperspectral orbital imaging, and ultimately, quantum-enabled sensors to provide prospecting data for mineral discovery and mining applications.

Our mining segment has consolidated the most significant portions of the historic Comstock mining district, amassed the single largest known repository of historical and current geological data on the Comstock region, secured permits, built an infrastructure and completed two phases of test production. Comstock and its mining subsidiaries own, control, or retain interest in twelve square miles of primarily mineralized properties, or 9,472 acres (and due to overlapping interests, the combined area is approximately 7,586 acres) located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Lode District”). Because of the Comstock Lode District’s historical significance, the geology is well known and has been extensively studied. The volume of geologic data is significant, particularly in the Lucerne and Dayton resource areas. We have completed extensive geological mapping, sampling and drilling on a limited portion of the Comstock Lode District’s property, particularly the Lucerne and Dayton resource areas, in order to characterize the mineralized material.

We have performed metallurgical testing, mine planning and economic analysis, and have produced an SEC Regulation S-K Subpart 1300 (“S-K 1300”) compliant report for the Dayton resource area. We conducted extensive test mining operations from 2004 through 2006 and 2012 through 2016. Most of the remaining portion of the Comstock Mineral Estate is comprised of exploration stage properties that we intend to develop with our mining technologies.

RECENT DEVELOPMENTS

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock and Silver City mining districts in Nevada (collectively, the “Comstock Mineral Estate”). Between 2012 and 2016, we mined and processed about 2.6 million tons of mineralized material from the Comstock Mineral Estate, producing 59,515 ounces of gold and 735,252 ounces of silver. We subsequently focused on diversification and during 2021 and 2022, we completed a series of transactions that were designed to build on our competencies and reposition us to capitalize on the global transition to clean energy. Those transactions primarily included our acquisitions of 100% of Comstock Innovations, 100% of Comstock Engineering Corporation, 88.21% of LINICO Corporation, our acquisition of 48.19% of Quantum Generative Materials LLC, and our acquisition of the intellectual property portfolio from FLUX Photon Corporation. These transactions added the management, employees, facilities, intellectual properties, and other assets needed to transform our company and business into an emerging leader in the innovation and sustainable production of renewable energy, primarily by commercializing two new lines of business, cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2, Acquisitions and Investments, to our Consolidated Financial Statements.

SUMMARY RESULTS OF OPERATIONS

Net loss for the year ended December 31, 2022, increased $22,154,639 to $46,738,259 from a net loss of $24,583,620 in 2021. The increase of $22.2 million was primarily the result of the higher operating expenses of $12.5 million, decrease in other income (expense), net $3.5 million, including the impairment of goodwill and investments, and reduction of the $5.7 million prior year 2021 benefit from the deferred income tax benefit.

Below we set forth a summary of comparative financial information for the years ended December 31, 2022 and 2021:

	2022	2021	Change
Revenue	$178,150	$862,165	$(684,015)

Cost of goods sold	—	272,082	(272,082)
Gross profit	178,150	590,083	(411,933)

Selling, general and administrative expenses	10,243,353	5,546,767	4,696,586
Research and development	7,023,132	414,751	6,608,381
Depreciation and amortization	3,328,570	1,034,486	2,294,084
Gain on sale of Daney Ranch	(1,055,623)	—	(1,055,623)
Total operating expenses	19,539,432	6,996,004	12,543,428

Loss from operations	(19,361,282)	(6,405,921)	(12,955,361)

Other Income (Expense)
Gain (loss) on investments	7,310	(2,244,951)	2,252,261
Interest expense	(1,651,435)	(168,881)	(1,482,554)
Interest income	387,608	1,017,947	(630,339)
Change in fair value of derivative instruments	(7,727,638)	(13,155,946)	5,428,308
Impairment of intangibles	(338,035)	(230,764)	(107,271)
Impairment of investment, net recovery	(2,204,715)	—	(2,204,715)
Impairment of goodwill	(12,788,671)	(6,163,846)	(6,624,825)
Other income (expense)	(3,061,401)	(2,979,363)	(82,038)
Total other income (expense), net	(27,376,977)	(23,925,804)	(3,451,173)

Net loss before deferred income tax benefit	(46,738,259)	(30,331,725)	(16,406,534)

Deferred income tax benefit	—	5,748,105	(5,748,105)

Net loss	(46,738,259)	(24,583,620)	(22,154,639)

Net loss attributable to noncontrolling interest	789,515	—	789,515

Net loss attributable to Comstock Inc.	$(45,948,744)	$(24,583,620)	$(21,365,124)

We had loss from operations of $10,619,429 and $1,801,595 per year for the years ended December 31, 2022 and 2021, respectively, in our renewable energy segment. We had loss from operations of $346,115 and $81,125 per year for the years ended December 31, 2022 and 2021, respectively, in our mining segment. We had loss from operations of $8,395,738 and $4,523,201 per year for the years ended December 31, 2022 and 2021, respectively, in our strategic and other investments segment.

We had total assets of $12,524,408 and $43,001,837 in our renewable energy segment at December 31, 2022 and 2021. We had total assets of $8,322,920 and $11,304,024 in our mining segment at December 31, 2022 and 2021. We had total assets of $79,206,431 and $72,648,771 in our strategic and other investments segment at December 31, 2022 and 2021. In 2022, the Company reestablished itself and its primary reporting segment as a renewable energy company. See Note 18, Segment Reporting, to the Consolidated Financial Statements.

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are primarily derived from the sale of engineering and related services and real estate revenues generated by our investments. Our costs of goods sold primarily include allocable labor, materials and incidental expenses incurred in connection with our provision of services. Selling, general and administrative expenses consist of payroll, office expenses, insurance and professional fees for marketing, selling, legal, consulting, accounting and investor relations activities. Payroll, including employee compensation, and benefits, are the largest single category of expenditures in selling, general and administrative expenses. Other income (expense) includes interest income, interest expenses, income or expenses relating to equity income (losses) in affiliates, impairment losses of goodwill, investments and intangibles, change in fair value of derivative assets and notes receivable, gain (loss) on investments and other non-operating items.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues for the year ended December 31, 2022, decreased $684,015 to $178,150 in 2022 from $862,165 in 2021, primarily due to engineering services revenue recognized in 2021 related to LINICO, which was an investment until a majority stake was acquired in the fourth quarter 2021, when the Company then consolidated LINICO.

Revenue, costs of sales and gross profit in future periods will vary significantly depending on a number of factors, including the amount of renewable energy technology solutions that we license and sell, the market prices for those services, the extent to which we secure and collect reasonable royalties, the degree to which we can provide event-driven engineering services, and the costs associated with each component of the aforementioned revenues.

Selling, general and administrative expense for the year ended December 31, 2022 increased $4,696,586 to $10,243,353 in 2022 from $5,546,767 in 2021, primarily due to higher legal and professional fees of $1.2 million related to increased corporate activities, acquisitions, financing and other transactions, higher bad debt expense of $1.2 million attributed to the Tonogold accounts receivable impairment, $1.2 million increase in other costs, including payroll bonus accrual and other compensation related to the 2021 acquisitions and $0.4 million in higher insurance costs, and a $0.3 million increase due to a change in the estimate for reclamation liabilities.

Research and development expenses for the year ended December 31, 2022 increased $6,608,381 to $7,023,132 in 2022 from $414,751 in 2021. The increase primarily related to costs for the development of two pilot-scale systems, one for processing woody biomass into bio-intermediate materials for low-carbon pulps, paper, cellulosic sugars and cellulosic fuels and the other for crushing, separating and conditioning black mass derived from lithium-ion batteries and, to a lesser extent, increased salaries and other compensation, including bonus accruals of $557,000 associated with these efforts. These systems are being used to validate the processes and develop parameters for upscaling and commercializing these renewable energy technologies. Our Comstock Innovations and Comstock Engineering subsidiaries, respectively, are leading the efforts for commercializing these technologies.

Depreciation and amortization expense for the year ended December 31, 2022, increased $2,294,084 to $3,328,570 in 2022 from $1,034,486 in 2021, primarily due to increased amortization from intangible and right of use assets acquired during 2021.

Gain on sale of Daney Ranch for the year ended December 31, 2022, was $1,055,623.

Gain on investments of $7,310 in 2022, increased $2,252,261 as compared to a loss on investments in 2021 of $2,244,951. The 2022 gain was due to an increase in the fair value of Tonogold common shares during 2022, as compared to a more significant decrease in the fair value of the Tonogold common shares during 2021.

Interest expense for the year ended December 31, 2022, increased by $1,482,554 to $1,651,435 in 2022 from $168,881 in 2021, primarily due to higher interest on the AQMS lease liability incurred in conjunction with the LINICO acquisition during the 2021 fourth quarter, higher AST lease liability commencing during the 2022 second quarter, and interest and related amortization of the original issue discount ("OID") on the GHF promissory note that originated during the 2021 fourth quarter.

Interest income for the year ended December 31, 2022, decreased by $630,339 to $387,608 in 2022, from $1,017,947 in 2021, primarily as a result of the transaction that extinguished the $6,650,000 Tonogold interest bearing note receivable in exchange for the 100% membership interest in Comstock LLC, the entity that owns the Lucerne mine properties and related permit, and the extinguishment of the MCU-P note receivable that was exchanged for the MCU assets, both no longer accruing interest income.

The change in fair value of our derivative instruments changed by $5,428,308, to a loss of $7,727,638 in 2022 from a loss of $13,155,946, as a result of a lower impact from the decrease in the Company's share price and a settlement of the investment associated with LINICO, in connection with potential make-whole obligations for minimum value commitments on the Company's common shares. The 2022 loss primarily includes $3,535,000 for the acquisition of LINICO equity from the former founder, $3,030,000 for the investment in Quantum Generative Materials LLC ("GenMat"), and $1,875,000 associated with the acquisition of the Haywood Quarry.

Impairment of intangible assets for the year ended December 31, 2022, changed by $107,271 to $338,035 from an impairment of $230,764 in 2021, primarily from the $338,035 impairment of intangible assets related to Flux Carbon. The $230,764 impairment from 2021 was primarily due to the impairment of other intangibles associated with the full impairment of the MANA intangible asset related to the termination of the LP Biosciences contract.

Impairment of investments was $2,204,715 in 2022 due to a $2,455,333 impairment of the MCU and MCU-P investments which was offset by $305,204 in cash and proceeds of MCU assets which were liquidated as well as a $54,587 impairment of the investment in LPB. There was no comparable loss in 2021.

Impairment of goodwill for the year ended December 31, 2022, increased by $6,624,825 to $12,788,671 primarily from the 2022 impairment of $10.6 million of goodwill from the acquisition of Plain Sight Innovations and $2.2 million from the impairment of Renewable Process Solutions as compared to the 2021 impairment of $6.2 million for the impairment of goodwill associated with the full impairment of the MANA goodwill related to the termination of the LP Biosciences contract.

Other income (expenses), net, for the year ended December 31, 2022, were $3,061,401 in 2022, primarily consisting of losses from our equity method investments of $1.1 million, a decrease in the value of the Tonogold note receivable of $0.6 million and an LPB settlement expense of $0.3 million.

Other income (expenses), net, for the year ended December 31, 2021, were $2,979,363, primarily consisting of loss from our equity method investments of $2.0 million, $1.1 million in expenses associated with our withdrawal from the LP Biosciences transaction and a decrease in the value of the Tonogold note receivable of $0.4 million, partially offset by $0.8 million of other income, primarily consisting of $0.4 million from Tonogold amendment fees and $0.4 million of LINICO dividend income.

Deferred income tax benefit for the year ended December 31, 2021, was $5,748,105, resulting from temporary differences between our accounting and tax treatment from our 2021 acquisitions. No deferred income tax benefit was recorded in 2022.

 LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity is based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at December 31, 2022 and 2021 were $2,521,772 and $5,912,188, respectively. The Company had current assets of $30,767,613 and current liabilities of $31,628,676, representing working capital deficit of $861,063 at December 31, 2022.

Our primary source of liquidity during 2022 was cash from financing activities. During the year ended December 31, 2022, we generated $12,446,702 in cash from our financing activities and we used $12,105,169 and $3,731,949 in cash in our operating and investing activities, respectively. During the year ended December 31, 2021, we generated $27,070,131 from our financing activities and we used $7,492,402 and $16,097,485 in cash from our operating and investing activities, respectively.

During 2022, we issued 20,666,674 common shares through equity issuance and private placement agreements, at an average price per share of $0.52 corresponding to proceeds of $10,488,180, net of cash issuance fees of $298,000.

During 2021, we issued 9,220,123 common shares through equity issuance and private placement agreements at an average price per share of $2.97 and proceeds of $26,335,501, net of cash issuance fees of $1,064,498.

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

The Company also entered into an agreement with Tysadco for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid a commission of 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco in connection with such sale.

Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives such a capital call from the Company.

On April 12, 2022, the Company entered into an equity purchase agreement (the “Leviston Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold are issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-263930) filed by the Company with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. For consideration to enter into the Leviston Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company. For the year ended December 31, 2022, we issued to Leviston 13,156,117 common shares with an aggregate sales price of $7,311,180, at an average price per share of $0.64, and an additional 206,897 common shares at a fair value of $300,000 in commitment fees. The Company issued 136,986 unregistered common shares with a fair value of $200,000 in due diligence fees. As of December 31, 2022, the 2022 Leviston Agreement has no remaining capacity, and the facility was closed.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic 2022 Convertible Note") with Ionic Ventures, LLC. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. The Company can redeem up to $2,000,000 of the Convertible Note for cash 30-days following closing at 110% of the Face Value, plus accrued interest. The Ionic 2022 Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $420,000 reflected in our consolidated balance sheet.

On October 25, 2022, we entered into a short-term promissory note ("Alvin Fund 2022 Note") with Alvin Fund LLC with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties.

On December 15, 2021, we entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. (“GHF”) with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, and the Daney Ranch, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral.

On March 4, 2021, we retired our existing unsecured promissory notes ("Promissory Notes") by paying the remaining principal balance of $3.1 million plus earned OID of $0.1 million.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, planned licensing, sales and profits from our cellulosic and battery metal recycling
61

technology and related engineering services, and previously funded capital into our LINICO subsidiary and Quantum investment. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, borrowings and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Net cash used in operating activities for the year ended December 31, 2022 increased $4,612,767 to $12,105,169 in 2022 from $7,492,402 in 2021 primarily from an increase of $13.0 million in operating costs.

Net cash used in investing activities for the year ended December 31, 2022, decreased by $12,365,536 to $3,731,949 from $16,097,485 in 2022 from 2021 almost solely due to a $15.5 million decrease in cash payments associated with our 2021 acquisitions, investments and advances, including $6.0 million investment in LINICO, $4.25 million investment in GenMat, $1.9 million investment in Plain Sight Innovations, and $3.3 million in advances to SSOF during 2021.

Net cash provided by financing activities for the year ended December 31, 2022, decreased by $14,623,429 to $12,446,702 in 2022 from $27,070,131 in 2021, primarily as a result of reduced net proceeds from the issuance of common stock of $16.6 million, and the issuance convertible debentures of $3.0 million, partially offset by reduced principal payments on debt of $3.1 million, and a reduction in issuance of promissory notes of $2.6 million.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF, and sale proceeds our non-strategic assets and other investments, amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

OUTLOOK

The primary focus for 2023 is commercialization. The Company’s biorefining technologies are commercially ready and offer unprecedented performance for the Company’s prospective customers. The Company is actively pursuing revenue producing licensing opportunities with globally recognized renewable fuel producers. The Company’s metals and GenMat’s generative AI solutions have made significant technological advancements in the past two years with the 2023 goal of commercial readiness first followed by commercialization with early adopting customers.

Commercialization

Comstock’s team has decades of diverse technology development and commercialization experience. The Company uses a disciplined approach to devising, qualifying, and elevating innovations from conception through increasing degrees of commercial readiness. The Company has adopted a widely used Technology Readiness Level (“TRL”) measurement system for objectively assessing Comstock’s progress, risks, investment qualifications, and commercial maturity.

There are nine readiness levels on the TRL scale, starting with TRL 1. Progression up the scale requires achievement of “SMART” milestones that are Specific, Measurable, Achievable, Relevant, and Timely. Proof of concept occurs at TRL 3. TRL 4 and 5 involve increasing degrees of process validation. TRL 6 is the first true demonstration of commercial readiness. TRL 7 and 8 involve various functional prototypes and pilots with increasing fidelity and sophistication. A TRL 9 technology is commercially mature and fully deployed. Depending on the technology and other applicable factors, revenue can commence at TRL 6 for early adopting and generally sophisticated commercial clients with continued development to TRL 7, 8, and 9.
The following chart summarizes the change in TRL status over the past year, and the objectives for 2023:

Line of Business	Technology	12/2021	12/2022	12/2023 Goal

Cellulosic Fuels	Conversion of under-utilized woody biomass into renewable fuels at high yield	TRL 4	TRL 6	TRL 7

Artificial Intelligence	Generative AI that simulates new materials at exponentially increased speed	TRL 3	TRL 4	TRL 6

Metals	Scalable extraction of purified black mass concentrate from lithium-ion batteries	TRL 2	TRL 5	TRL 6

Mining Technology	Dramatically reduced exploration costs with hyperspectral imaging and AI-based analytics	TRL 0	TRL 2	TRL 3

Comstock’s SMART milestones and commercialization process involve meticulous planning that is informed by many factors, including the total addressable markets, their growth rates and the speed that the Company can initiate and increase revenue.

Cellulosic Fuels

Most current forms of renewable fuel draw from the same pool of conventional feedstocks, including corn and vegetable oils in the U.S., but the entire available supply of those feedstocks could only meet a small fraction of the demand for renewable fuels. Comstock's patented and patent-pending biorefining technologies unblock that constraint by converting abundant but underutilized lignocellulosic or "woody" biomass into biointermediates for refining drop-in and other renewable fuels.

The Company’s objectives for 2023 include:

•Executing one or more early adopter license agreements and commencing development on commercial scale projects for operationally experienced, technologically sophisticated and well capitalized customers.
•Completion of full technical documentation and engineering submittal packages.
•Completion of an independent lifecycle carbon analysis to prove the carbon emissions reduction benefits of the fuels produced with Comstock’s known processes.
•Continuous operation of the integrated bio-intermediate production process at the Company’s demonstration plant for sufficient time to achieve and broadly demonstrate TRL 7.

Each license agreement for a commercial production facility will create 15 to 20 years of recurring royalty revenue for the Company in addition to upfront fees for design and engineering.

Artificial Intelligence

Investment in artificial intelligence (“AI”) is a crucial component of Comstock’s technology innovation strategy. Quantum Generative Materials LLC ("GenMat"), develops and commercializes cutting-edge generative artificial intelligence models for the discovery and manipulation of matter. GenMat is a company in which Comstock has a 48.19% investment interest. This includes generative AI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms, well before quantum computers become mainstream.

GenMat's AI operates similarly to the large language models widely discussed in the media today, but instead of words and language, it uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. To put this into perspective, new material discovery typically takes many years and many millions of dollars. GenMat's AI will simulate thousands of unique new materials in seconds.

GenMat’s objectives for 2023 include:

•Elevate new material simulation to TRL 6 by synthesizing and directly testing the AI’s simulated materials to confirm the precision and accuracy of those simulations.
•Commercialize an enterprise-oriented API and other generative AI solutions to early adopter enterprise clients for advanced materials simulation and synthesis.
•Launch and make operational a space-based hyperspectral imaging sensor for mineral discovery applications.

While the Company can’t be precise about exactly when GenMat will initiate revenue, GenMat’s technologies are maturing much faster than anticipated when the Company invested in GenMat in 2021.

Mining and Minerals

The Company has amassed the single largest known repository of historical and current geological data on the Comstock mineral district, including extensive geophysical surveys, geological mapping, sampling and drilling data and published updated SK-1300 technical reports on the Lucerne and Dayton resource areas.

The Company’s objectives for 2023 include:

•Publish preliminary economic assessments for both the Lucerne and Dayton resource areas.
•Develop, in collaboration with GenMat, a next-generation geostatistical digital twin model of the Dayton resource area using the Company’s existing geologic and geophysical data.

The Company’s 2023 efforts will enhance Comstock’s gold and silver resources progressing toward full economic feasibility.

Metal Recycling

Resource scarcity and supply are generally the main drivers presented when discussing battery recycling. From a market perspective what is often missed is that electric vehicle batteries are only one of many metals-based products that can cause a massive amount of pollution if simply landfilled at the end of life with no recovery of the underlying metal values.

Comstock Metals objectives for 2023 include:

•Physically reposition and broaden the addressable market for commercialization of our metals recycling.
•Advancing the technology readiness for broader material recycling, including photovoltaics and more.

The Company will provide additional, specific objectives for Comstock Metals during the second quarter of 2023.

The Company has also made meaningful progress and expect to complete the monetization of up to $30 million in sales of our non-strategic assets during 2023, while funding our business developments and limiting our focus to the objectives above.

CRITICAL ACCOUNTING ESTIMATES

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the Audit and Finance Committee of our Board of Directors. The following summarizes our most critical accounting policies:

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
64

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

Impairment of Mineral Rights, Properties, Plant and Equipment, Goodwill, Intangible Assets and Investments

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

At the end of each reporting period, management considers whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss.

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
65

expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recorded as the amount by which the carrying value exceeds its fair value.

Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Management performs its annual goodwill impairment tests as of October 1. For the year ended December 31, 2021, the Company performed its annual goodwill impairment tests as of December 31, 2021. The Company accelerated the annual goodwill impairment assessment date to October in order to provide a timelier assessment of our goodwill impairment analysis. The change in the assessment date did not affect the impairment charge for the year ended December 31, 2021.

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

66

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Comstock Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Comstock Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessments of Goodwill and Definite-lived Intangibles – Note 6 to the consolidated financial statements

Critical Audit Matter Description

The Company performs a goodwill impairment test at a reporting unit level on an annual basis on October 1 and whenever there are sufficient indicators that the carrying value of a reporting unit exceeds its fair value. The Company has one reporting unit with goodwill, the Cellulosic Fuels reporting unit. The Company performed a quantitative assessment on October 1, 2022 and determined that it was more likely than not that goodwill was impaired. The Company estimated the fair value of the Cellulosic Fuels reporting unit using discounted cash flow model analyses. The carrying amount of the Cellulosic Fuels reporting unit exceeded its fair value and the Company recorded a full goodwill impairment charge of $12.8 million.

The Company also determined that factors existed indicating that definite-lived intangibles may be impaired. The Company calculated an estimate of future cash flows associated with the asset groups that included the definite-lived intangible assets. The future cash flows exceeded the asset groups’ carrying value resulting in no impairment adjustment. The carrying value of definite-lived intangibles assets is $17.7 million at December 31, 2022.

We identified the impairment assessment of the Company’s goodwill and definite-lived intangibles as a critical audit matter because of the significant judgments made by management when developing cash flow projections and fair value measurements. This led to a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating audit evidence obtained relating to management’s forecasts of future revenue and operating margin and determination of the discount rate used in the income approach for determining fair values.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:
a.Evaluating the appropriateness of the method management used to estimate the fair value of the asset groups and reporting units.
b.Evaluating the reasonableness of:
i.significant underlying assumptions through performing analyses to evaluate the potential effect of changes in the significant assumptions.
ii.projections for revenue and gross margins by evaluating whether these assumptions were consistent with management’s business plan and industry data.
iii.discount rates and control premium by comparing to rates for companies in similar stages of development.
c.Testing the completeness, accuracy, relevance, and consistency of underlying data used and mathematical calculations contained in the cash flow projections and fair value calculations.
d.Assessing the competence, capabilities, and objectivity of the valuation specialist that management engaged to assist in the development of significant assumptions and to calculate the fair value.

We have served as the Company’s auditor since 2020.

/s/Assure CPA, LLC

Spokane, Washington
March 16, 2023

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021

	12/31/22	12/31/21
ASSETS

Current Assets:
Cash and cash equivalents	$2,521,772	$5,912,188
Investments in equity securities	—	925,819
Notes receivable and advances, net - current portion	5,012,275	4,964,545
Derivative assets	—	342,000
Assets held for sale	21,684,865	—
Deposits, current portion	809,583	347,454
Prepaid expenses and other current assets	739,118	1,336,983
Total current assets	30,767,613	13,828,989

Investments	18,784,327	25,850,879
Mineral rights and properties	12,571,418	6,669,111
Properties, plant and equipment, net	13,474,094	14,563,672
Deposits	—	3,219,607
Reclamation bond deposit	2,727,815	2,695,944
Notes receivable and advances, net	959,318	8,853,841
Intangible assets, net	17,663,681	23,175,301
Goodwill	—	12,788,671
Finance lease - right of use asset, net	2,911,458	15,033,000
Other assets	194,035	275,617
Total noncurrent assets	69,286,146	113,125,643

TOTAL ASSETS	$100,053,759	$126,954,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$714,077	$633,223
Accrued expenses and other liabilities	1,719,597	939,443
Deposits	422,603	420,183
Derivative liabilities	14,545,800	8,873,162
Lease liability, held for sale	12,021,566	—
Finance lease - right of use lease liability	409,143	13,043,499
Debt, net - current portion	1,795,890	—

Total current liabilities	31,628,676	23,909,510

Long-term Liabilities:
Reclamation liability	5,226,505	5,445,672
Finance lease - right of use lease liability, non-current portion	406,968	—
Debt, net - non-current portion	6,121,443	4,486,256
Other liabilities	306,708	142,672
Total long-term liabilities	12,061,624	10,074,600

Total liabilities	43,690,300	33,984,110

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock $.000666 par value, 245,000,000 shares authorized, 91,442,018 and 71,207,832 shares issued and outstanding at December 31, 2022 and 2021, respectively	60,660	47,065
Treasury stock 2,605,323 and 3,000,000 shares, at cost, at December 31, 2022 and 2021, respectively	(3,360,867)	(3,870,000)
Additional paid-in capital	348,390,556	338,936,145
Accumulated deficit	(291,491,432)	(245,542,688)
Total equity - Comstock Inc.	53,598,917	89,570,522
Non-controlling interest	2,764,542	3,400,000
Total stockholders' equity	56,363,459	92,970,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,053,759	$126,954,632

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	12/31/22	12/31/21

Revenue	$178,150	$862,165

Cost of goods sold	—	272,082
Gross profit	178,150	590,083

Operating expenses:
Selling, general and administrative expenses	10,243,353	5,546,767
Research and development	7,023,132	414,751
Depreciation and amortization	3,328,570	1,034,486
Gain on sale of Daney Ranch	(1,055,623)	—
Total operating expenses	19,539,432	6,996,004

Loss from operations	(19,361,282)	(6,405,921)

Other Income (Expense)
Gain (loss) on investments	7,310	(2,244,951)
Interest expense	(1,651,435)	(168,881)
Interest income	387,608	1,017,947
Change in fair value of derivative instruments	(7,727,638)	(13,155,946)
Impairment of intangibles	(338,035)	(230,764)
Impairment of investment, net recovery	(2,204,715)	—
Impairment of goodwill	(12,788,671)	(6,163,846)
Other income (expense)	(3,061,401)	(2,979,363)
Total other income (expense), net	(27,376,977)	(23,925,804)

Net loss before deferred income tax benefit	(46,738,259)	(30,331,725)

Deferred income tax benefit	—	5,748,105

Net loss	(46,738,259)	(24,583,620)

Net loss attributable to noncontrolling interest	789,515	—

Net loss attributable to Comstock Inc.	$(45,948,744)	$(24,583,620)

Weighted average common shares outstanding, basic and diluted	74,458,028	50,417,979

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.62)	$(0.49)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - December 31, 2020	34,980,766	$22,937	$252,715,337	$(220,959,068)	$—	$—	$31,779,206

Issuance of common stock for cash	9,220,123	6,140	27,393,859	—	—	—	27,399,999
Non-cash issuance of common stock	143,787	97	499,906	—	—	—	500,003
Common stock issuance costs	—	—	(1,564,502)	—	—	—	(1,564,502)
Employee and director share-based compensation	—	—	463,986	—	—	—	463,986
Repurchase of employee stock options	—	—	(247,156)	—	—	—	(247,156)
Investment in LINICO Corporation	6,500,000	4,329	14,003,833	—	(3,870,000)	3,400,000	13,538,162
Acquisition of Renewable Process Solutions	1,000,000	666	2,304,140	—	—	—	2,304,806
Investment in GenMat	3,000,000	1,998	10,528,002	—	—	—	10,530,000
Acquisition of MANA Corporation	4,200,000	2,797	6,525,656	—	—	—	6,528,453
Payment to Northern Comstock LLC for mineral rights	163,156	109	482,391	—	—	—	482,500
Acquisition of Plain Sight Innovations Corporation	8,500,000	5,661	14,947,145	—	—	—	14,952,806
Investment in LP Biosciences LLP	3,500,000	2,331	10,812,669	—	—	—	10,815,000
Warrants associated with debt	—	—	70,879	—	—	—	70,879
Net loss	—	—	—	(24,583,620)	—	—	(24,583,620)
BALANCE - December 31, 2021	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

Issuance of common stock	20,666,674	13,765	10,772,415	—	—	—	10,786,180
Issuance of common stock for stock issuance costs	829,597	553	839,447	—	—	—	840,000
Common stock issuance costs	—	—	(1,138,000)	—	—	—	(1,138,000)
Common stock issued with note payable	605,620	403	249,597	—	—	—	250,000
Common stock received and cancelled in connection with employee termination	(720,000)	(480)	480	—	—	—	—
Capital contribution to LINICO by Aqua Metals	—	—	176,695	—	—	323,305	500,000
Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Employee and director share-based compensation	—	120	481,877	—	—	—	481,997
Repurchase of employee stock options	—	—	(12,195)	—	—	—	(12,195)
Exercise of employee stock options	50,000	33	27,967	—	—	—	28,000
Issuance of common stock for Haywood lease	1,500,000	999	2,294,001	—	—	—	2,295,000
Warrants issued with note amendment	—	—	18,975	—	—	—	18,975
Payment to Northern Comstock LLC for mineral rights	802,295	533	481,967	—	—	—	482,500
Sales of treasury stock (394,677 common shares)	—	—	(269,056)	—	509,133	—	240,077
GHF warrant valuation	—	—	637,910	—	—	—	637,910
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(169,248)	(169,248)
Net loss	—		—	(45,948,744)		(789,515)	(46,738,259)
BALANCE - December 31, 2022	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	12/31/22	12/31/21
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(46,738,259)	$(24,583,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	617,809	522,728
Amortization of finance leases	539,115	—
Amortization of discount associated with finance leases	829,924	—
Amortization of intangibles	2,171,646	569,721
Accretion (reduction) of reclamation liability	(219,167)	(609,247)
Accretion of discount on MCU Philippines, Inc. note receivable	(48,321)	(107,238)
Amortization of debt discount and other debt-related items	492,962	(38,656)
Employee and director share based compensation	481,997	463,986
Change in fair value of derivative instruments	7,727,638	13,155,946
Gain on sale of Daney Ranch	(1,055,623)	—
Loss on sale of equity securities	86,207	2,244,951
Gain on change in fair value of equity securities	(93,517)	—
Share of net loss (income) of equity-method investments	1,133,633	2,049,070
Impairment of goodwill	12,788,671	6,163,846
Write off of construction in process and deposits	1,586,481	—
Impairment of MCU-P note receivable	1,628,935	—
Loss on writeoff of investments in MCU and MCU-P	2,455,332	—
Impairment of Flux Photon intangibles	338,035	—
Loss on expiration of mineral property option	150,000	—
Writeoff of Tonogold reimbursement receivables	1,283,302	—
Write off LPB note receivable and deposit	—	576,258
Change in fair value of Tonogold Resources, Inc. note receivable	605,000	418,500
Impairment of LPB investment	54,587	230,764
Writedown of uncollectible receivable	—	300,000
Non-cash Tonogold reimbursements and fees	—	(2,175,000)
Deferred tax benefit	—	(5,748,105)
Other	(31,871)	—

Changes in operating assets and liabilities:
Prepaid expenses	37,063	(717,822)
Deposits - assets	133,454	479,881
Other assets	81,582	(85,817)
Accounts payable	80,854	(707,004)
Accrued expenses, other liabilities and deposits	620,504	104,456
Deposits - liability	2,420	—
Other liabilities	154,438	—
Net cash used in operating activities	(12,105,169)	(7,492,402)

CASH FLOW FROM INVESTING ACTIVITIES:
Payment of commitment for investment in Quantum Generative Materials LLC	(750,000)	(4,250,000)

	12/31/22	12/31/21
Investment in LINICO Corporation	—	(6,025,034)
Payments on contractual commitments associated with derivatives	(2,825,000)	—
Investment in Comstock Innovations Corporation (formerly Plain Sight Innovations)	—	(1,875,503)
Acquisition of intangible	(500,000)	—
Cash acquired from acquisitions	—	219,217
Proceeds from Mercury Clean Up, LLC derivative asset settlement	—	762,377
Proceeds from Tonogold option agreement	750,000	—
Proceeds from sale of equity securities	933,129	798,313
Proceeds from sale of Daney Ranch	1,500,000	—
Advances to Solid Carbon Products	—	(300,000)
Advance on Flux Photon Corporation asset acquisition	—	(350,000)
Advances to LP Biosciences LLC	—	(576,258)
Advances to Sierra Springs Opportunity Fund, Inc.	(55,000)	(3,285,000)
Investment in MCU	—	(820,000)
Legal fees on investments	—	(224,948)
Payments on Haywood land lease and acquisition	(50,000)	—
Acquisition of property, plant and equipment	(1,014,070)	(78,467)
Additions to construction in progress	(1,625,972)	—
Payment for option to purchase additional membership interests in Pelen LLC	(100,000)	(100,000)
Other	4,964	7,818
Net cash used in investing activities	(3,731,949)	(16,097,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(710,000)	(3,568,214)
Proceeds from the issuance of common stock	10,786,180	27,399,999
Proceeds from sale of treasury stock	240,077	—
Issuances of debt	4,975,000	4,550,000
Payments on finance leases	(3,062,360)	—
Capital contributed to LINICO from AQMS	500,000	—
Common stock issuance costs	(298,000)	(1,064,498)
Proceeds from exercise of options	28,000	—
Repurchase of employee stock options	(12,195)	(247,156)
Net cash provided by financing activities	12,446,702	27,070,131

Net increase (decrease) in cash and cash equivalents	(3,390,416)	3,480,244
Cash and cash equivalents at beginning of year	5,912,188	2,431,944
Cash and cash equivalents at end of year	$2,521,772	$5,912,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,115,075	$107,499
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisitions:
Renewable Process Solutions, Inc.	$—	$2,304,806
MANA Corporation	—	6,528,453
LINICO	—	7,255,831
Plain Sight Innovations Corporation	—	14,952,806
Haywood land lease and acquisition	2,050,000	—
Issuance of common shares for investments:
LINICO Corporation	—	6,250,000
Quantum Generative Materials LLC	—	10,000,000
LP Biosciences LLC	—	4,173,000
Issuance of common shares for derivative assets:
LINICO Corporation	—	500,000
Quantum Generative Materials LLC	—	530,000
LP Biosciences LLC	—	6,642,000
Haywood land lease and acquisition	245,000	—

Common stock received in the rescission of the LPB transaction	5,110,000	—
Increase in Tonogold note receivable in exchange for non-cash reimbursements	—	1,812,500
Issuance of common shares for Northern Comstock LLC mineral rights payments	482,500	482,500
Issuance of common shares issued with note payable	250,000	—
Issuance of common shares for stock issuance costs	840,000	500,002
Warrants issued in connection with debt	656,885	—
Tonogold note receivable exchanged for option	6,650,000	—
Note receivable issued in sale of Daney Ranch property	941,091	—
Additions of finance leases obligations	839,439	—
Increase in finance lease asset and liability due to modification of lease terms	1,187,174	—
AQMS lease and other assets and liability reclassed to held for sale	21,684,865	—
Asset held for sale transferred to property, plant and equipment	—	6,328,338

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

DESCRIPTION OF THE BUSINESS

Comstock innovates technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels and electrification products that contribute to balancing global uses and emissions of carbon and enhance mineral and material discoveries. Comstock plans on achieving financial, natural, and social gains by developing, enabling, and deploying a network of advanced carbon neutral extraction and refining facilities, commercializing complimentary process solutions and related services, and licensing selected technologies to strategic partners.

Our strategic plan is based on innovating and using our technologies and the renewable energy that they enable to reduce reliance on long cycle fossil fuels, to shift to, deploy and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a profitable, balanced worldwide short cycle ecosystem that continuously offsets, recycles, and contributes to neutralizing global carbon emissions by rapidly growing and replenishing vast quantities of feedstock for renewable circular fuels. We also make strategic and other investments, like our investment in Quantum Generative Materials LLC (“GenMat”) that contribute to our mission of enabling systemic decarbonization and help to realize our vision of a net zero carbon world.

During 2021 and 2022, we completed a series of transactions that were designed to build on our competencies and position us to address and capitalize on the global transition to clean energy. Those transactions primarily included our acquisitions of 100% of Comstock Innovations Corporation, 100% of Comstock Engineering Corporation, 88.21% of LINICO Corporation and our acquisition of 48.19% GenMat, and our acquisition of the intellectual property portfolio from FLUX Photon Corporation. Collectively, these transactions added the management, employees, facilities, intellectual properties, and other assets we needed to restructure our Company and business into an emerging leader in the innovation and sustainable production of renewable energy, including cellulosic fuels and electrification metals. Additional information on these transactions is provided in Note 2, Acquisitions and Investments.

Comstock historically focused on natural resource exploration, development, and production, with an emphasis on developing and mining gold and silver resources from its extensive contiguous property holdings in the historic Comstock District in Nevada. We are currently focused, in conjunction with our investee GenMat, on developing technologies that enhance the efficacy and efficiency of mineral exploration and development activities, including advanced data collection capabilities, sensing and artificially intelligent interpretive and predictive technologies, while leveraging our extensive database of historical and current geologic data, for breakthrough mineral discovery.

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements herein are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly-owned subsidiaries which include the following:

•Comstock Innovations Corporation since its acquisition in September 2021;
•Comstock Fuels Corporation ("Comstock Fuels");
•Comstock Metals Corporation ("Comstock Metals"), owner of 88.21% of LINICO Corporation since its acquisition on December 30, 2021, fully included 100% in the consolidated financial statements;
•Comstock Engineering Corporation (formerly Renewable Process Solutions, Inc.) ("Comstock Engineering") since its acquisition in June 2021;

•Comstock IP Holdings LLC (formerly Plain Sight Innovations LLC) (“Comstock IP Holdings”), since its acquisition in September 2021;
•Comstock Exploration and Development LLC (“CED”);
•Comstock Northern Exploration LLC (“CNE”);
•Comstock Processing LLC (“CP”);
•Comstock Royalty Holding LLC ("CRH");
•Comstock Real Estate, Inc. ("CRE");
•Comstock Industrial LLC (“CI”);
•Downtown Silver Springs LLC (“DTSS”);
•MCU Philippines, Inc, since June 18, 2022 and
•MANA Corporation, since its acquisition in July 2021.

All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

SEGMENT INFORMATION

We evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more operating segments. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. The chief operating decision maker ("CODM") over the segments is the Executive Management Committee. We have the following three reporting segments: renewable energy, metals and mining, and strategic and corporate investments. We organize and operate each segment as a distinct line of business.

Our renewable energy segment consists of technology and engineering services sales, licenses, royalties, demonstration plants and equipment, and research and development expenses. Our renewable energy segment will sell systems capable of producing biomass-derived carbon neutral ethanol, oil, gasoline, renewable diesel, sustainable aviation fuel, marine fuel, and other renewable replacements for long cycle fossil derivatives, intermediates and precursors thereto, and derivatives thereof; lithium, graphite, nickel, cobalt, copper, aluminum, and other metals, and systems capable of producing derivative electrification products extracted from lithium ion batteries; an array of design, engineering, fabrication, procurement, and construction solutions; and, in all instances, the rights to selected technologies to qualified, third-party licensees in exchange for license and royalty fees.

Our mining segment consists of mining, mine development, metal processing, and environmental and reclamation operations, related mineral properties, water rights, properties, plant and equipment, our minority investment in Pelen, and administrative expenses. Our mining segment will sell strategic metals, lease mineral properties, data, and analytics to qualified, third-party licensees in exchange for license and royalty fees.

Our strategic and other investments segment includes all other activities, including investments in non-mining real estate and our equity method investments, which will generate gains based on the extent to which we are successful in selling or otherwise monetizing invested assets for amounts which exceed our cost basis.

Each segment has a distinct cost structure with dedicated management personnel with reporting responsibility to the Company’s senior management team. The Company accumulates discrete financial information for each segment, for review as distinct operating segments, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed on a segment specific basis. Discrete financial information is available for each operating segment (See Note 18, Segment Reporting).

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

VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) refers to a legal business structure wherein an investor has a controlling interest despite not having a majority of voting rights, including when the entity invested in is thinly capitalized and its equity is not sufficient to fund its activities without additional subordinated financial support. An investor in a VIE has a controlling interest if the investor is determined to be the primary beneficiary of the VIE, defined as having the (i) power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (ii) obligation to absorb losses of the VIE that could potentially be significant to the VIE, or (iii) right to receive benefits from the VIE that could be significant to the VIE. The Company has investments in Quantum Generative Materials LLC (“GenMat”) and Sierra Springs Opportunity Fund, Inc. (“SSOF”), that the Company has determined to be VIEs. The Company has also determined that the Company does not have a controlling interest in either of these companies, as the Company does not meet the definition of primary beneficiary cited above. Accordingly, the accounts of these companies are not included in our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $291.5 million at December 31, 2022. For the year ended December 31, 2022, the Company recognized a net loss of $46.7 million and cash and cash equivalents decreased by $3.4 million from $5.9 million at December 31, 2021 to $2.5 million at December 31, 2022. The Company intends to fund our operations over the next twelve months from (i) existing cash and cash equivalents, (ii) sales of engineering services and technology licenses (iii) the repayment of advances from SSOF, and (iv) planned asset sales. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, borrowings and other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to exploration, pre-development, research and development, selling, general and administrative, investment related expenditures which could be offset by the repayment of advances to SSOF, the sale of the Silver Springs Properties, proceeds from the sale of the LINICO facility and related equipment and amounts to be raised from the issuance of equity under our existing shelf registration statement. Declines in the share price of our common stock would also adversely affect our results of operations, financial condition and cash flows. If the Company is unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, the Company could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that the Company would be able to take any such actions on favorable terms, in a timely manner, or at all.

USE OF ESTIMATES

In preparing GAAP financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and related income, costs, expenses, receipts and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may pertain to:

•impairment of equity investments;
•discount rates on non-interest bearing notes receivable and lease liabilities;
•derivative assets and liabilities;
•the useful lives and valuation of properties, plant and equipment;
•carrying values of assets held for sale and mineral rights;
•realization of net deferred tax assets;
•fair values of net assets acquired;
•useful lives of intangible assets;
•impairment of intangibles and goodwill;
•reclamation liabilities;
•contingent liabilities;
•revenue contract progress toward completion;
•stock-based compensation;
•estimates for executive bonuses; and
•restricted stock.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation insured limits.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivables are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. Management reviews valuation allowances on a quarterly basis.

NOTES RECEIVABLE

Notes receivable are collateralized, interest-bearing obligations and are classified as held for investment when we have the intent and ability to hold the note to maturity. At issuance, notes receivable are recorded at an amount that reasonably approximates their fair value, which is based on the present value of future cash flows discounted at the prevailing interest rate. Any difference between the face amount and fair value is recognized as a discount or premium and accounted for as an element of interest over the life of the note. When interest accrued under the interest method exceeds interest at the stated rate, the amount of periodic amortization recognized is limited to the amount at which the borrower could settle the obligation. Notes receivable held for investment are subsequently measured on an amortized cost basis.

INVESTMENTS

Investments in Debt and Equity Securities

From time to time, the Company holds investments in the form of debt securities and other instruments, and equity securities.
Investments in debt are classified as trading, available for sale or held to maturity. In certain cases we elect to record the investment under the fair value option. Upon sale of a debt security, the realized gain or loss is recognized in current earnings. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate if a debt investment security or loan is impaired and, if so, record an impairment loss.

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss (see Note 2, Acquisitions and Investments, and Note 13, Fair Value Measurements).

Investments in Joint Ventures and Other Companies

Investments in companies and joint ventures for which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in other income (expense) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in the basis of the investee's net assets has occurred and, if so, adjust our share of net earnings or losses by related depreciation and amortization expense. At the end of each reporting period, the Company considers whether impairment indicators exist to evaluate whether an equity method investment is impaired and, if so, record an impairment loss. Investments are accounted for on a one-quarter lag. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If our ownership percentage of the company or venture in which we have an investment changes, we recognized a gain or loss on the investment in the period of change.

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

GOODWILL

Goodwill represents the cost in excess of the consideration paid over the fair value of net assets acquired in a business combination. The Company allocates goodwill to reporting units based on the expected benefit from the business combination. The Company evaluates our reporting units periodically, as well as when changes in our operating segments occur. For changes in reporting units, the Company reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assess our goodwill for impairment at least annually as of October 1, unless events or a change in circumstances indicate an earlier impairment. For the year ended December 31, 2021, the Company performed its annual goodwill impairment tests as of December 31, 2021. The Company changed the annual goodwill impairment assessment date to October in order to provide a timelier assessment of our goodwill impairment analysis. The change in the assessment date did not affect the impairment charge for the year ended December 31, 2021.
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

DERIVATIVE INSTRUMENTS

Derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use. Changes in the fair value of derivative instruments are recorded in current earnings. The Company evaluates and accounts for embedded derivatives in its financial instruments based on three criteria that, if met, require bifurcation of embedded derivatives from their host instruments and accounting for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not required to be re-measured at fair value and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is shown at its fair value at each balance sheet date and recorded as an asset or liability with the change in fair value recorded in current earnings.

PROPERTIES, PLANT AND EQUIPMENT

The Company records properties, plant and equipment at historical cost. The Company provides depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. We capitalize interest costs during the construction or upgrade of qualifying assets. Capitalized interest is recorded as a reduction to interest expense. When an asset is sold, the Company recognizes a gain (loss) in the consolidated statements of operations based upon the proceeds received on the sale less the net carrying value of the asset. The Company charges expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

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

MINERAL RIGHTS AND PROPERTIES

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. Since the Company does not have proven and probable reserves as defined by Securities and Exchange Commission ("SEC") regulation S-K 1300, exploration expenditures are expensed as incurred. The Company expenses mineral lease costs and repair maintenance costs as incurred. Upon commencement of production, the capitalized expenditures are depleted over proven and probable reserves using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not established proven or probable reserves of any of its project. The Company reviews the carrying value of our mineral rights and properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of our properties. Although the Company has made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs. Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. The Company uses the units-of-production method to deplete the mineral rights and mining properties when in operations.

TREASURY STOCK

When the Company’s acquires its own stock it is initially valued at cost and presented as treasury stock. Other than formal or constructive retirement or when ultimate disposition has not yet been decided, the cost of the acquired stock is presented as treasury stock separately as a deduction from the total of stockholder' equity. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in capital, and losses are charged to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock are included therein, with the remainder charged to accumulated deficit. When the Company's stock is retired or purchased for constructive retirement, any excess purchase price over par value is allocated between additional paid-in capital to the extent that previous net gains from sales or retirements are included therein, and the remainder to accumulated deficit.

REVENUE RECOGNITION

Renewable Energy Segment

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

Mining Segment

The Company has no contracts with customers as it does not have active mining operations. When the Company resumes active mining operations and has revenue, it will account for revenue from contracts with customers by evaluating the following five steps: (1) identify the contract with the customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Real estate revenue is recognized when rental income is earned under the related leasing agreements.

Strategic and Other Investments

We generate rental revenues from tenants via long-term lease contracts in various forms, including lease and sublease agreements. Providing access to the leased land and facilities and performing specified repair and maintenance services over the length of the tenant contract term represent our performance obligations under our tenant contracts. Tenant rental payments are typically due monthly or quarterly, depending on the contract.

RESEARCH AND DEVELOPMENT

Research and development expenses include cost associated with the development of our commercial scale battery recycling facility plant and equipment for our renewable energy products. Such costs are included in research and development expense until the point that the products are placed in service. Once our assets are placed in service, such costs are capitalized and depreciated to depreciation expense over the estimated lives of the products.

STOCK-BASED COMPENSATION

All transactions in which goods or services are received for the issuance of shares of our common stock or options to purchase shares of our common stock are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of our common stock on the date of issuance and other applicable inputs. The Company recognizes stock-based compensation for common stock grants evenly over the related vesting period. The fair value of market condition performance share awards is determined based on path-dependent valuation techniques and inputs including the closing price per share of our common stock at date of grant, volatility and the risk-free interest rate. The Company recognizes stock-based compensation for market condition performance share awards evenly over the derived service period resulting from the path-dependent valuation. The fair value of performance condition share awards is determined based on the closing price per share of our common stock at date of grant and the probability of achieving the performance condition during the term of the award agreement. The probability of achievement is re-assessed each period end and stock-based compensation is trued-up accordingly. The Company recognizes stock-based compensation for performance condition share awards evenly over the term of the award agreement. The Company recognizes forfeitures of unvested common stock, performance shares and stock option grants as they occur.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2022 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

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

RELATED PARTIES AND TRANSACTIONS

The Company identifies related parties and discloses related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the Company in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to the common control or significant influence of the Company.

LEASES

The Company determines if a contract is or contains a lease at its inception and evaluates if a contract gives the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. The Company has two existing lease contracts one classified as an operating lease contract and one finance lease. For these leases, the Company recognized a right-of-use asset and a corresponding lease liability on its consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations by the Company to make lease payments which arise from a lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial right-of-use asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For sales-type or direct financing leases in which the Company is the lessor, the Company recognizes lease payments as rental income and the property is classified on the consolidated balance sheet as assets held for use in property, plant and equipment during the term of the lease. If the lessee exercises the option to purchase the asset, the Company terminates the lease and the underlying assets are derecognized. For leases with a term of 12 months or less, lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance addresses issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. We adopted this guidance on January 1, 2022, and did not have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03 (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, and an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require certain disclosures for equity securities subject to contractual sale restrictions, including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction, and the circumstances that could cause a lapse in the restriction. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

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

Pursuant to the February Agreement, we purchased 6,250 shares of LINICO Series A 8% Convertible Preferred Stock (“Series A Preferred”) and issued 3,000,000 shares of our restricted common stock with a fair value of $6,750,000 in payment of the purchase price; $6,250,000 of which was in connection with our investment and $500,000 of which was recognized as a related derivative asset. The Series A Preferred has a conversion price of $1.25 per share of LINICO common stock. Following the purchase of the Series A Preferred, we owned 48.78% of LINICO outstanding capital stock (on an as-converted basis) and voting shares. Our chief executive officer is a member and Executive Chairman of the LINICO Board of Directors.

Under the February Agreement, we also agreed to make $4,500,000 in cash payments to LINICO (“Cash Commitment”), payable in a series of installments between February 26, 2021 and December 31, 2022, $2,743,162 of which was recognized as a related derivative asset. At December 30, 2021, $4,500,000 had been paid, and recorded as adjustment to the derivative asset related to LINICO on the consolidated balance sheets. We incurred $70,273 of legal expense in connection with the LINICO investment and recognized $1,282,336 in equity loss from affiliates for our investment in LINICO prior to December 30, 2021. There was no loss from affiliates for our investment in LINICO recognized during the year ended December 31, 2022 due to the December 30, 2021 acquisition.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director which resulted in the Company owning approximately 90% of the capital stock of LINICO when combined with the Company's capital stock ownership prior to December 31, 2021. The former chief executive officer resigned from LINICO as a member of its board of directors and in all other capacities, effective as of such date.

In connection with the acquisition of such LINICO shares, the Company issued 3,500,000 common shares of the Company (“Comstock Shares”) to the former chief executive officer. If and to the extent that the sale of the Comstock Shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay cash to the former chief executive officer equal to such shortfall. The Company retained the right to purchase the Comstock Shares from the former chief executive officer for the purchase price of $7,258,162 less the amount of cash proceeds received by the former chief executive officer from any previous sale of the Comstock Shares by the former chief executive officer, at any time during or prior to his sale of the Comstock Shares of which was recognized as a related derivative liability.

The LINICO purchase price consideration and allocation to net assets acquired is presented below:

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

On October 5, 2022, the Company amended the agreement to postpone the time period in which the former chief executive officer is allowed to commence selling the Comstock Shares, providing the Company makes certain minimum cash payments to minimize the cash payment that the Company might be required to make to true up the obligation at the completion of the sale of the Comstock Shares. Under the agreement, the former employee agrees to not sell the Company's shares until April 1, 2023 and ending on September 30, 2023.The Company has made cash payments of $225,000 which were recorded as adjustment to the derivative asset related to LINICO on the consolidated balance sheets as of December 31, 2022.

As of the year ended December 31, 2022, the Company and AQMS made additional investments in LINICO of $1,140,000 $500,000, respectively, and as a result, as of December 31, 2022, we own 88.21% of LINICO's issued and outstanding equity and the remaining 11.79% is owned by AQMS.

Acquisition of Comstock Engineering Corporation (F/K/A Renewable Process Solutions, Inc.)

On June 18, 2021, we acquired 100% of the issued and outstanding equity and voting shares of Comstock Engineering Corporation, a process engineering and renewable technology development company with extensive knowledge and experience in renewable fuels, in exchange for 1,000,000 restricted shares of our common stock, with a fair value of $2,304,806.

The purchase price consideration and allocation to net assets acquired is presented below:

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

The Company fully impaired the goodwill and recognized an impairment loss of $2,202,275 in other income (expenses) in the statement of operations during the year ended December 31, 2022 (See Note 6, Intangible Assets and Goodwill).

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2021 as if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented nor indicative of future operating results.

Unaudited

December 31, 2021

Revenue	$983,380

Net income (loss)	$(24,720,177)

Acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation)

On September 7, 2021, we acquired 100% of the issued and outstanding voting equity of Comstock Innovations, in exchange for 8,500,000 restricted shares of our common stock with a fair value of $14,952,806 (See Note 13, Fair Value Measurements).

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

The Comstock Innovations purchase price consideration allocation to net assets acquired is presented below:

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

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the acquisition of Comstock Innovations. The goodwill is not deductible for tax purposes and all of the $10,586,396 goodwill was assigned to the renewable energy segment. As of October 1, 2022, the Company fully impaired the goodwill and recognized an impairment loss of $10,586,396 in other income (expenses) in the statement of operations of the renewable energy segment (See Note 6, Intangible Assets and Goodwill).

The pro forma financial information below represents the combined results of operations for the year ended December 31, 2021 as if the acquisition had occurred as of Comstock Innovations' date of incorporation of March 1, 2021, with unaudited pro forma amortization expense related to acquired intangible assets included from January 1, 2021. The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

(Unaudited)

December 31, 2021

Revenue	$868,165

Net loss	$(25,777,145)

Acquisition of Assets from FLUX Photon Corporation

On September 7, 2021, we purchased the intellectual property assets of Comstock Innovations affiliate, FLUX Photon Corporation (“FPC”), in exchange for $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The acquired FPC intellectual property includes new approaches to carbon capture and utilization, atmospheric water harvesting, waste heat and energy recovery, industrial photosynthesis for mass scale decarbonization, and the sustainable production of very large agricultural outputs. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, thereby decreasing the potential performance-based cash payment of $17,650,000. We did not record the purchased assets or related contingent purchase consideration. Based on historical and continuing losses and no current evidence that the value of the asset would be recoverable through the use of FPC's research activities, the intangible asset was deemed unrecoverable during the first quarter of 2022 and was fully impaired. We recognized an impairment loss of $338,035 (net of accumulated amortization) in the statement of operations during the year ended December 31, 2022 for the renewable energy segment.

Acquisition of MANA Corporation

On July 23, 2021, we acquired 100% of the issued and outstanding equity and voting shares of MANA (“MANA”), an agricultural technology development, marketing, and management company, in exchange for 4,200,000 restricted shares of our common stock with a fair value of $6,528,453 (See Note 13, Fair Value Measurements).

The MANA purchase price consideration allocation to net assets acquired is presented below:

Fair value of consideration transferred:

Comstock shares of common stock issued (4,200,000 at $1.55 per share)	$6,528,453
Total fair value of consideration transferred	6,528,453

Recognized amounts of identifiable assets acquired and liabilities assumed:

Intangible assets - Customer agreements (Note 6)	$461,528
Deferred tax liability	(96,921)
Total identifiable net assets	364,607

Goodwill	$6,163,846

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

The Company fully impaired the MANA intangible asset related to the LPB contract, which was terminated during the first quarter 2022 and recognized an impairment loss of $6,394,610 in the statement of operations during the year ended December 31, 2021 in the renewable energy segment. The Company assessed the remaining value in the MANA reporting unit and determined the fair value to be nominal. The fundamental economic substance of the MANA acquisition was related to the management team’s ability to develop the hemp business through the LPB contract. With the loss of LPB, the assumptions underlying the value assigned in the purchase price allocation of MANA have changed significantly, resulting in an impairment of goodwill recognized in 2021 totaling $6,163,846 related to the acquisition. The MANA organization has been redeployed, primarily into Comstock Fuels and other related corporate activities.

Transactions Involving Tonogold Resources, Inc. and Comstock Mining LLC

On January 24, 2019, the Company entered into a membership interest purchase agreement, as amended and restated on September 8, 2020, to sell its interests in Comstock Mining LLC, a wholly-owned subsidiary whose sole net asset is the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold"). The transfer of 100% ownership of Comstock Mining LLC to Tonogold was completed in September 2020.

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

On March 26, 2022, we entered into an option agreement with Tonogold (the "Lucerne Option") whereby we agreed to extinguish the Tono Note in exchange for 100% of the membership interests of Comstock Mining LLC and an option payment of $750,000. The agreement effectively provided Tonogold with an option to repurchase the Comstock Mining LLC membership interests by December 31, 2022, for $7,750,000. To maintain the option, Tonogold agreed to continue to reimburse all the costs associated with owning the properties, and certain option, interest and lease payments.

The acquisition of the membership interest was accounted for as an asset acquisition. The face value of the note at maturity of $6,650,000 approximated its fair value, and this amount plus acquisition costs of approximately $2,306 were netted with the $750,000 option payment received from Tonogold and applied to the net assets acquired as follows:

Fair Value of consideration transferred
Tono Note receivable	$6,650,000
Direct costs of acquisition	2,306
Less option payment received from Tonogold	(750,000)
Total fair value of consideration	5,902,306

Recognized amounts of identifiable assets acquired and liabilities assumed
Mineral properties	6,844,474
Asset retirement obligation	(942,168)
Total identifiable net assets	$5,902,306

Termination of All Agreements Involving Tonogold Resources, Inc.

The Lucerne Option expired as a result of Tonogold’s failure to pay the Company when payment was due and payable. On December 23, 2022, the Company issued Tonogold a notice of default and on December 30, 2022, after Tonogold failed to cure the default, and in accordance terms of the Lucerne Option, each of the remaining Tonogold agreements with the Company (that is, the Lease Option Agreement on the American Flat processing facility and the Mineral Exploration and Mining Lease on the northern targets) were terminated effective December 30, 2022. The Company wrote off receivables totaling $1,283,302 consisting of expense reimbursements.

Summary of Investments

At December 31, 2022 and 2021, our non-current investments include:

	December 31, 2022		December 31, 2021
Equity Method Investments	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$13,312,433	48.19%	$13,645,946	48.19%
LP Biosciences LLC	—	—%	4,227,587	50.00%
Green Li-ion Pte. Ltd.	—	—%	4,577,000	20.22%
Mercury Clean Up, LLC	—	—%	1,975,026	25.00%
MCU Philippines, Inc.	—	—%	499,269	50.00%
Pelen Limited Liability Company	619,184	25.00%	591,051	25.00%
Total equity method investments	13,931,617		25,515,879
Cost Method Investments:
Green Li-ion Pte. Ltd.	4,517,710		—
Sierra Springs Opportunity Fund, Inc., at cost	335,000		335,000
Total Investments	$18,784,327		$25,850,879

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method is as follows:

	December 31, 2022*	December 31, 2021*
Current assets	$1,023,023	$8,336,962
Non-current assets	12,034,506	12,985,338
Current liabilities	89,584	3,173,869
Non-current liabilities	—	2,000,000

Revenues	73,697	352,263
Gross Profit	73,697	(74,048)

Net loss and net loss attributable to the entity	$(2,956,597)	$(3,730,954)
* Information presented as of and for the years ended September 30, 2022 and 2021. All equity method investments are accounted for on a one-quarter lag.

The excess of our investment values over the net assets of the individual equity method investees is primarily comprised of goodwill and mineral interests. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require additional adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's stock held by investees and make-whole derivatives of $10.9 million and $8.0 million which is included in non-current assets and long-term debt due to the Company of $0 million and $2.0 million, which is included in non-current liabilities as of December 31, 2022 and December 31, 2021*, respectively in the table above.

Investment in Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of GenMat, a developer of quantum computing based material engineering technologies with the goal of accelerating material science discovery and development and partnering in the commercialization of new quantum generated materials. GenMat is developing a proprietary quantum operating system to harness emerging quantum computing technologies and develop and engineer new materials for use in our strategically aligned fields of interest, battery metals, carbon capture and data accumulation, manipulation, interpretation and sensing for mineral discovery and mining.

At closing, we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in stock for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat membership units. At closing, we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset (See Note 12, Equity). In 2022, we paid a total of $3,200,000 consisting of $750,000 towards the cash commitments and $2,450,000 against the make-whole for the deficiency in value. In 2021, we paid $4,250,000 in cash, toward the $5,000,000 in scheduled cash commitment.

For the years ended December 31, 2022 and 2021, the Company recorded $1,083,513 and $675,713 in equity loss from affiliates for the investment in GenMat at 37.5% of voting rights since 165,000 membership units were not vested as of December 31, 2022.

The Company’s executive chairman and chief executive officer serves as the chairman of GenMat and the Company’s chief technology officer and another employee of the Company serve on the board of directors of GenMat. The GenMat board of directors is composed of the three employees of the Company having one vote each along with the chief executive officer and founder of GenMat who receives four votes. The Company's chief executive officer, chief technology officer and employee of the Company have not received compensation of any kind from GenMat.

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

On January 5, 2022 and April 11, 2022, Green Li-ion issued additional equity and decreased our ownership to 16.45%, resulting in the loss of our ability to exercise significant influence. Accordingly, we elected the measurement alternative for equity investments that do not have a readily determinable fair value and we are now accounting for the investment at cost, with all losses previously recognized under the equity method remaining as part of the carrying value of the investment. For the years ended December 31, 2022 and 2021, we recognized $59,290 and $0, in equity loss from affiliates for the investment in Green Li-ion for the period October 1, 2021 through December 31, 2021 the investment was still being accounted for under the equity method due to the investment being accounted for on a one-quarter lag. The Company monitors additional equity issuances of Green Li-ion to assess whether the equity securities are similar instruments requiring adjustments of the investment carrying values to fair value.

Investment in LP Biosciences LLC

On July 23, 2021, we executed a series of agreements with Lakeview Energy LLC (“Lakeview”) and its subsidiaries, including LP Nutrition LLC ("LPN"), pursuant to which we acquired 50% of the equity of Lakeview’s subsidiary, LPB, and agreed to provide the financing needed to retrofit LPB’s pre-existing industrial scale solvent extraction and valorization facility in Merrill, Iowa (“LPB Facility”), for the production of an array of wholesale products from up to 200,000 pounds per day of industrial hemp. The Company also purchased 500,000 Class A Units, representing 50% of the issued and outstanding voting equity of LP Biosciences LLC (“LPB”), from LPN, a subsidiary of Lakeview Energy LLC. In connection with the foregoing, the Company entered into a Note Purchase Agreement to purchase a secured note with a face value of $17,000,000 from LPB (the “LPB Note”) in exchange for a purchase price of $15,000,000 to fund the completion of the facility retrofit. The Company issued 3,500,000 restricted shares of its common stock with a fair value of $10,800,000, paid $1,076,258 in cash and agreed to pay an initial $1,500,000 in cash in connection with its foregoing equity purchase and financing commitments. The LPB Note was to mature on July 31, 2026, and the interest rate is 13.5% per annum. In connection with the LPB Note, LPB granted a leasehold security interest in the Facility to the Company, subject to a mortgage of approximately $4,600,000 on the LPB Facility held by LPB’s landlord for the benefit of the landlord’s lender. The Company, LPN, and LPB simultaneously entered into a Partnership Interest Purchase Agreement and a Limited Liability Company Operating Agreement for LPB, pursuant to which, among other terms, LPB agreed to pay LPN the first $3,000,000 of cash proceeds received from the sale of the Company’s common stock, and a $5,000,000 preferred distribution at the same time and in the same proportion as principal prepayments on the LPB Note, with up to 20% of LPB’s after debt net cash flow commencing 20 days after LPB commences ordinary course operations.

On February 28, 2022, the Company and the other parties to the LP Biosciences LLC ("LPB") transactions mutually agreed to terminate the transaction documents. Upon termination of the transactions, each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except for payment obligations under the termination agreement and tax obligations in respect of their ownership of LPB through the date of termination. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The carrying value of our investment as of the settlement date was $4,173,000, after an impairment loss of $54,587 recognized during the year ended December 31, 2022, and the derivative asset was valued at $937,000, a total combined value of $5,110,000, which was recorded directly to additional paid-in capital in the statement of equity. No gain or loss between the recorded amount at the disposition date and the original value recorded of the common stock issued in the July 2021 acquisition of $10,812,669 was recognized as a reduction in equity.

The Company incurred additional expenses of approximately $250,000 in connection with the termination of the transaction, which was recorded as other expense in the statement of operations for the year ended December 31, 2022.

As of December 31, 2021, the notes receivable, prepaid assets and other deposits associated with LP Biosciences of $1,076,258 were written off, including $500,000 of restricted cash held in escrow, which LPB had rights to under the termination agreement.

Investment in Mercury Clean Up LLC and MCU Philippines, Inc.

On June 21, 2019, as amended July 3, 2019, April 10, 2020 and December 4, 2020, the Company and Mercury Clean Up LLC ("MCU") entered into a Mercury Remediation Pilot, Investment and Joint Venture Agreement (the “MCU Agreement”). Pursuant to the MCU Agreement, the Company committed $2.0 million of capital contributions that was payable in cash of $1.15 million and shares of the Company's common stock with a value of $0.85 million, in exchange for 15% of the fully-diluted membership interest of MCU and the first right to participate in 50% of the equity of any future joint ventures formed with MCU (the “Joint Ventures”). In July 2020, MCU formed MCU Philippines, Inc. ("MCU-P") to remediate mercury in the Philippines, specifically in the province of Davao d' Oro. The Company’s chief executive officer was a director of MCU-P. The Company recorded equity losses from affiliates for the investment in MCU of $14,578 and $35,086 for the years ended December 31, 2022 and 2021, respectively. The Company recorded $4,385 and $14,838 in equity loss from affiliates for the investment in MCU-P for the years ended December 31, 2022 and 2021, respectively.

Based on the lack of a known, cash-generating operating sites for MCU-P operations, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and MCU-P and we no longer expect to recover the investment. During the year ended December 31, 2022, the investment of $1,960,448 in MCU was deemed unrecoverable and was fully impaired. During the year ended December 31, 2022, the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were both deemed unrecoverable and fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to the Company which was fully impaired in the three-month period ended March 31, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company for the year ended December 31, 2022, with $590,000 from MCU and $305,204 from MCU-P.

As a result of the MCU asset distribution, we now own 100% of the stock of MCU-P and began consolidating the investment as of June 18, 2022. The carrying value of the investment on the acquisition date was $0 and the net assets remaining after distributing the cash in repayment of the note receivable were insignificant. MCU-P holds equipment that was fully impaired prior to the asset acquisition, and the remaining net assets included insignificant amounts of cash and accounts payable. Mercury remediation operations at MCU-P had ceased prior to the distribution date.

Investment in Pelen LLC

In April 2020, the Company invested $602,500 in Pelen LLC in exchange for 25% ownership. On September 1, 2020, we paid $100,000 for a one-year option to purchase 75% of the membership interests of Pelen LLC ("Pelen") not owned by the Company for a purchase price of $3,750,000. On August 26, 2021, we paid an additional $100,000 for a one-year extension of the option increasing the purchase price to $4,400,000. On September 2022, we paid an additional $100,000 for a one-year extension of the option increasing the purchase price to $4,400,000. The Company impaired $150,000 of the total $300,000 deposits as per the contract only 50% of the deposits will be applied against the purchase price. At December 31, 2022, and 2021, the balance of option payments of $150,000 and $200,000, respectively, are included in deposits in current assets on the consolidated balance sheets.

The Company recorded $28,133 in equity income from affiliates and $12,663 in equity loss from affiliates for the investment in Pelen for the years ended December 31, 2022 and 2021.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, Sierra Springs Opportunity Fund ("SSOF") which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. At December 31, 2022, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.64% of total SSOF common shares on a fully diluted basis.

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

The Company's CEO is an executive. Management concluded that SSOF is a VIE of the Company because the Company has both operational and equity risk related to SSOF, and SSOF currently has insufficient equity at risk. Management also concluded that the Company is not the primary beneficiary of SSOF because no one individual or entity has unilateral control over significant decisions and decisions require the consent of all investors. As the Company is not the primary beneficiary, SSOF is not consolidated. At December 31, 2022 and December 31, 2021, the Company’s investment in SSOF is presented on the consolidated balance sheets as a non-current investment. At December 31, 2022, the Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its investment of $335,000 and the advances of $4,990,000.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at December 31, 2022 and 2021 include:

	12/31/22	12/31/21
Current portion
Sierra Springs advances receivable	$4,990,000	$4,935,000
Other notes receivable	22,275	29,545
Total notes receivable and advances, current portion	5,012,275	4,964,545

Non-current portion
Daney Ranch note receivable	993,000	—
Unamortized discount for implied interest	(33,682)	—
Daney Ranch note receivable, net of discount	959,318	—
Tonogold note receivable, face value	—	6,650,000
Unrealized gain	—	605,000
Tonogold note receivable, fair value	—	7,255,000
MCU-P note receivable, face value	—	2,000,000
Unamortized discount for implied interest	—	(401,159)
MCU-Philippines note receivable, non-current portion, net	—	1,598,841
Total notes receivable and advances, non-current portion, net	$959,318	$8,853,841

Daney Ranch Sale

In August 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser (see Note 8, Leases). The note bears interest at 2% for the first year and 7% for the remaining term. The note may be prepaid all or in part at any time without penalty. The note is secured by a second priority security interest in the property. The present value of the future interest and principal payments using a prevailing rate for similar loans of 7% was less than the face amount of the loan at issuance and we recognized a discount of $51,909. The discount will be amortized into interest income over the first year of the note and the note is measured on an amortized cost basis. During the year ended December 31, 2022, we recognized interest income of $25,519 on the Daney Ranch note receivable.

Tonogold Note Receivable

We recognized losses on the change in fair value of the Tonogold note receivable $605,000 and $418,500 in other income and expense for the years ended December 31, 2022 and 2021, respectively (See Note 2, Acquisitions and Investments). We accounted for the note receivable using the fair value option.

Advances to Sierra Springs Opportunity Fund, Inc.

The Company provided SSOF with $3,285,000 in advances during the year ended December 31, 2021, to be used by SSOF for deposits and payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The advances are non-interest-bearing.

On January 3, 2022, the Company made a SSOF Advance of $1,300,000, for use by SSE in paying deposits for contracted property purchases. This amount was fully repaid on January 26, 2022. During the fourth quarter of 2022, the Company made additional SSOF Advances of $55,000. SSE assigned all assignable rights, title and interest in SSE’s property purchases to the Company until such time as the SSOF Advances are repaid.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at December 31, 2022 and 2021, respectively, include the following:

	12/31/22	12/31/21
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	3,298,311
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	5,212,891	4,438,657
Accumulated depreciation	(26,748,929)	(27,146,379)
Total property, plant and equipment, net	$13,474,094	$14,563,672

During the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $0.6 million and $0.5 million, respectively.

Daney Ranch

In August 2022, the lessee of the Daney Ranch property exercised the purchase option under the lease to purchase the property for a net purchase price of $2,441,090 and recognized a gain of $1,055,623 against the carrying value of the underlying land and buildings of $1,385,467 (see Note 8, Leases).

Mineral Rights and Properties

The Company owns, controls, or retains an interest in 9,358 acres located in Storey and Lyon Counties, Nevada, just south of Virginia City, Nevada (referred to collectively herein as the “Comstock Mineral Estate”), including 2,396 acres of patented claims and surface parcels, approximately 6,962 acres of unpatented claims administered by the BLM, five mineral leases, one joint venture (providing exclusive rights to exploration, development, mining and production), royalty interests, and fee ownership of real property, including 126 patented and 392 unpatented mineral lode claims, as well as 39 unpatented placer claims. The Comstock Mineral Estate includes the Lucerne mineral properties with a carrying value of $5,902,307 as of

December 31, 2022 that was acquired from Tonogold in 2022 (see Note 2 Acquisitions and Investments). Our properties at December 31, 2022 and 2021 consisted of the following:

	12/31/22	12/31/21
Comstock Mineral Estate	$12,164,013	$6,261,706
Other mineral properties	317,405	317,405
Water rights	90,000	90,000
Total mineral rights and properties	$12,571,418	$6,669,111

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the years ended December 31, 2022 and 2021, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the consolidated statements of operations.

NOTE 5        RECLAMATION BOND DEPOSIT

The Nevada Revised Statutes and Regulations require a surety bond to be posted for mining projects so that after the completion of such mining projects the sites are left safe, stable and capable of productive post-mining uses. The bond is intended to cover the estimated costs required to safely reclaim the natural environment to the regulatory standards established by the State of Nevada’s Division of Environmental Protection. Accordingly, the Company has a $6,751,950 reclamation surety bond through the Lexon Surety Group (“Lexon”) with the State of Nevada’s Bureau of Mining Regulation and Reclamation at December 31, 2022. The Company also has a $500,000 surety bond with Storey County for mine reclamation at December 31, 2022. As part of the surety agreement, the Company agreed to pay a 2.0% annual bonding fee. The total cash collateral, per the surety agreement, was $2.6 million at December 31, 2022, and 2021.

The reclamation bond deposit at December 31, 2022 and 2021 consisted of the following:

	12/31/22	12/31/21
Lexon surety bond cash collateral	$2,620,879	$2,589,008
Other cash reclamation bond deposits	106,936	106,936
Total reclamation bond deposit	$2,727,815	$2,695,944

The Lexon collateral at December 31, 2022 and 2021, includes earned income of $120,879 and $89,009 respectively, which has been left on deposit at BNY Mellon. The total cash collateral is a component of the reclamation bond deposit on the consolidated balance sheets for the years ended December 31, 2022 and 2021.
NOTE 6        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2022 and 2021 include the following:

Description	Estimated Economic Life	December 31, 2022	December 31, 2021

Developed technologies	10 years	$19,382,402	$18,882,401
Lease intangible	30 years	—	3,621,488
License agreements	10 years	510,752	510,752
In-process research and development	10 years	—	350,000
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(2,379,091)	(338,958)
Intangible assets, net		$17,663,681	$23,175,301

Accumulated amortization as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Developed technologies	$2,172,594	$231,920
License agreements	78,415	20,625
In-process research and development	—	2,991
Customer agreements	122,884	81,923
Distribution agreements	4,497	1,499
Trademarks	701	—
Accumulated amortization	$2,379,091	$338,958

Amortization expense related to intangible assets of $2,171,646 and $569,721 was recorded for the years ended December 31, 2022 and 2021, respectively.

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

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. During the year ended December 31, 2022, the Company paid $500,000 toward the license fees which are recognized as an addition to intangible assets - developed technologies. The Company is also party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual Properties, Inc. (“VTIP”), pursuant to which the Company agreed to (i) pay Virginia Tech $438,410 to conduct sponsored research; and (ii) license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of the applicable net sales, subject to a minimum annual royalty of $5,000 per year and paid Virginia Tech $201,987 in 2022 and $88,495 in 2021 for their research.

Future minimum amortization expense is as follows at December 31, 2022:

2023	$1,999,388
2024	1,995,236
2025	1,995,236
2026	1,995,236
2027	1,995,236
Thereafter	7,683,349
$17,663,681

Changes in the intangible assets and goodwill balances for the year ended December 31, 2022 are presented below:

	As of December 31, 2021	Additions	Assets Held for Sale	Impairment	Amortization	As of December 31, 2022
Intangible assets	$23,514,259	$500,000	$(3,621,487)	$(350,000)	$—	20,042,772
Accumulated amortization	(338,958)	—	119,548	11,965	(2,171,646)	(2,379,091)
Goodwill	12,788,671	—	—	(12,788,671)	—	—
Total intangible assets and goodwill	$35,963,972	$500,000	$(3,501,939)	$(13,126,706)	$(2,171,646)	$17,663,681

Changes in the intangible assets and goodwill balances for the year ended December 31, 2021 are presented below:

	As of December 31, 2020	Acquisitions	Additions	Impairment	Amortization	As of December 31, 2021
Intangible assets	—	23,125,786	850,000	(461,527)	—	23,514,259
Accumulated amortization	—	—	—	230,763	(569,721)	(338,958)
Goodwill	—	18,952,517	—	(6,163,846)	—	12,788,671
Total intangible assets and goodwill	$—	$42,078,303	$850,000	$(6,394,610)	$(569,721)	$35,963,972

All intangibles and goodwill are associated with the renewable energy segment. During the year ended December 31, 2022, the Company fully impaired the goodwill associated with acquisitions in 2021 of $12,788,671 during the year ended December 31, 2022, in the renewable energy products segment. Our assessment reviewed both qualitative and quantitative factors to value the estimated fair value. The Company fully impaired the goodwill associated with acquisitions in2021 due to a decrease in the Company's market capitalization attributed to a decrease in the stock price since the acquisition date. Our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies. We compared the fair value as indicated by the discounted cash flows of the reporting unit to the carrying value of the goodwill and recognized a full impairment of goodwill associated with our acquisitions in 2021.

As of December 31, 2022, assets held for sale accounted for $3,501,939 of intangible assets, net of related amortization of $119,548 (See Note 8, Leases).

NOTE 7        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2022, and 2021, consisted of the following:

	12/31/22	12/31/21
Accrued interest expense	$43,398	$12,329
Accrued payroll costs	627,210	817,062
Accrued executive bonuses	928,125	—
Accrued vendor liabilities	115,653	77,062
Other accrued expenses	5,211	32,990
Total accrued expenses	$1,719,597	$939,443

On July 1, 2022, the Board of Directors approved a performance objective based, cash incentive bonus for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. The bonuses are discretionary and based on the progress and achievement of performance objectives as depicted in the strategic plan approved by the Board of Directors. The final assessment of progress and achievement requires the compensation committee’s approval. As of December 31, 2022, the Company accrued $928,125 for the cash incentive bonus plan.

NOTE 8        LEASES

The Company has the following lease balances recorded on the consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	December 31, 2022	December 31, 2021
Finance lease right-of-use asset	Asset, held for sale	$15,709,039	$—
Finance lease right-of-use asset	Finance lease - right to use asset, net	2,911,458	15,033,000
Operating lease right-of-use asset	Other current assets	42,061	46,897
Total right of use assets		$18,662,558	$15,079,897

Operating lease liability - current	Accrued expenses and other liabilities	$5,211	$4,388
Operating lease liability - long-term	Other liabilities	40,193	45,403
Finance lease liability	Lease liability - held for sale	12,021,566	—
Finance lease liability, current portion	Finance lease - Right of use lease liability	409,143	13,043,499
Finance lease liability	Finance lease - Right of use lease liability, long term portion	406,968	—
Total lease liabilities		$12,883,081	$13,093,290

The Company has the following lease costs recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$539,115	$—
Interest on lease liabilities	829,924	—
Operating lease cost	10,099	10,099
Total lease cost	$1,379,138	$10,099

Other information
Operating cash flows from operating leases	9,650	9,350
Financing cash flows from finance leases	3,062,360	—
Right-of-use assets and finance lease liabilities acquired with LINICO transaction (Note 2)	—	15,033,000
Non-cash modification of AQMS lease	1,147,669	—
Right-of-use asset and lease acquired (AST)	839,439	—
Right-of-use acquired with shares of common stock (Haywood)	2,100,000	—

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	2022	2021
Weighted-average remaining lease term - finance leases	1.33	0.75
Weighted-average remaining lease term - operating leases	5.75	6.75
Weighted-average discount rate - finance leases	8%	6%
Weighted-average discount rate - operating leases	11%	11%

Finance Lease

AQMS Lease

LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, for an industrial lease, including the land, buildings and related improvements (the “Battery Recycling Facility”). AQMS is the non-controlling interest holder for LINICO and a related party. LINICO did not exercise the purchase option on October 1, 2022, and paid an additional $2,000,000 on October 25, 2022, effectively extending the option until March 31, 2023. The lease amendment in October 2022 increased the lease term from 16 to 19 months with an annual discount rate of 6% and expected future lease payments resulted in a $1,147,669 increase to the lease liability and right of use asset. In March 2023, the Company sold the related building, land and equipment for $27,000,000 (See Note 20, Subsequent Events).

Assets Held for Sale

The Company committed a plan to sell certain land, buildings and related improvements under the AQMS lease. As of December 31, 2022, the AQMS lease assets and other assets associate with the AQMS lease with a net carrying value of $21,684,865 and liabilities of $12,021,566 that met the criteria to be classified as assets held for sale. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the AQMS lease in which LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS.

Assets held for sale at December 31, 2022 include:

12/31/22
Right of use lease asset, net of amortization	$15,709,039
Lease intangible, net of amortization	3,501,939
Deposits	1,250,000
Property, plant and equipment	710,563
Construction in progress	513,324
Total assets held for sale	$21,684,865

Liabilities held for sale at December 31, 2022 include:

12/31/22
Right of use lease liability	$12,021,566
Total liabilities held for sale	$12,021,566

LINICO Construction in Progress

At December 31, 2022, the construction in progress assets were classified as assets held for sale of $513,324. During the year ended December 31, 2022, we recognized $1,586,481 of which had been previously classified as construction in progress as research and development expenses. The Company did not recognize research and development expenses for LINICO for the year ended December 31, 2021.

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into three license agreements and an asset purchase agreement with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022 (see Note 6, Intangible Assets and Goodwill). Under the Asset Purchase Agreement ("Asset Purchase Agreement"), the Company agreed to acquire substantially all of AST’s assets in exchange for $3,920,000, payable $35,000 per month from May 1, 2022 to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. Beginning May 1, 2022, the Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company.

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

The asset purchase agreement was accounted for as a finance lease with a purchase option which we are reasonably certain will be exercised. The consideration in the contract was allocated to the separate lease and non-lease components of the contract based on their relative standalone estimated fair values. The total of the lease payments was first allocated to the building, which has an observable price, and the remainder was allocated to the machinery and equipment.

The initial measurement of the right-of-use asset and lease liability was $839,439 using the allocated consideration in the contract of $935,759 for the building discounted using the Company’s incremental borrowing rate at lease commencement of 7.87% because there is no rate implicit in the lease contract. The incremental borrowing rate was determined based on debt acquired by the Company at the end of 2021, adjusted for increases in the risk-free rate. The building is being depreciated over a 20-year useful life and the lease liability will be amortized over the two-year lease term. Under this agreement, payment associated with the machinery and equipment acquired were $213,160 which is classified as research and development expense on the consolidated statement of operations.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a value of $2,295,000. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for used lithium-ion battery storage, supporting LINICO's battery metal recycling.

The closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds. This shortfall has been recorded as a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services (See Note 13, Fair Value Measurements)

During the period between execution of the agreement and closing, the property is leased to us for no additional compensation, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied within 12 months of signing, the agreement will terminate and Decommissioning Services will retain a total of $200,000 in rental fees for use of the property.

We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from Haywood, excluding the removal of materials that have been pledged to a third-party for improvements made.

Daney Ranch

In September 2020, the Company, as lessor, leased real property and improvements located at 25 Daney Canyon Road, Dayton, Nevada (“Daney Ranch”) under a 36-month lease agreement commencing September 1, 2020, subject to early termination upon exercise of a purchase option. The option allowed the lessee to purchase the property for $2,700,000 less all rental payments made in the first 24 months if exercised within the first two years of the agreement. At lease inception, it was not reasonably certain the lessee would exercise the purchase option and the lease was classified as an operating lease. All lease payments were recognized as rental income and the property was classified as assets held for use in property, plant and equipment during the term of the lease. In August 2022, the lessee exercised the option and completed the purchase of the Daney Ranch property, which resulted in lease termination and derecognition of the underlying assets (see Note 3, Notes Receivable and Note 4, Property, Plant and Equipment, Net and Mineral Rights).

Operating Leases

The Company has an operating lease, as lessee, with Sutro as lessor, for a property located adjacent to the Gold Hill Hotel, which is primarily used as a room rental. The lease runs from 2018 until 2028. The monthly rent is $750 with automatic annual increases of $25 per month every November, beginning in 2020. The operating lease is sub-leased to Crown Point Management LLC, the operators of the Gold Hill Hotel, and not separately valued within the Gold Hill Hotel lease. For the years ended December 31, 2022 and 2021, the fixed operating lease expense was $10,099 and $10,099, respectively with a remaining term of 5.76 years.

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
2023	$9,950	$451,169
2024	10,250	417,750
2025	10,550	—
2026	10,850	—
2027	11,150	—
Thereafter	9,500	—
Total lease payments	62,250	868,919
Less: imputed interest	(16,846)	(52,808)
Present value of lease liabilities	45,404	816,111

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $169,100 and $228,123 for the years ended December 31, 2022 and 2021, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

2023	$86,325
2024	94,725
2025	96,000
2026	96,000
2027	96,000
Thereafter	192,000
Total Minimum Lease Income	$661,050

NOTE 9     DEBT OBLIGATIONS

Debt at December 31, 2022 and 2021 consisted of the following:

	12/31/22	12/31/21
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$5,000,000
Alvin Fund LLC Promissory Note - 9% interest, due October 25, 2023	2,000,000	—
Ionic Unsecured Convertible Promissory Note - 8% interest, due March 16, 2024	3,150,000	—
Total debt	9,440,000	5,000,000
Less: debt discounts and issuance costs	(1,522,667)	(513,744)
Total debt, net of discounts	7,917,333	4,486,256
Less: current maturities	(1,795,890)	—
Long-term debt, net of discounts and issuance costs	$6,121,443	$4,486,256

GHF, Inc. Unsecured Promissory Note

We entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company and, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral. If the promissory note has not been paid in full on or prior to December 15, 2022, the Company will issue warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, half of which are exercisable at a price per share of 150% of the 20-day volume weighted average closing price (“VWAP”) of the Company’s common stock on its primary trading market for the 20 consecutive trading days preceding December 15, 2021, and the remainder at a price per share of 135% of the 20-day VWAP as determined on December 15, 2022.

On December 15, 2022 the Company issued warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at a price per share of $0.4555 and the remaining 500,000 at a price per share of $2.5217. The warrants are exercisable for a period of two years commencing on December 15, 2022, and ending on December 15, 2024. Fair value of warrants were calculated using a Black-Scholes model with the following inputs: stock price on the grant date of $0.54 and exercise price of $1.00 per share; expected term of 2 years; annualized discount rate of 3.32%; and annualized volatility of 61.82%. The warrants had a fair value of $708,789 on issuance date at which time the Company estimated a 10% probability that the warrants would be issued resulting in an initial discount on debt of $70,897. In December 2022, the contingency was resolved upon issuing the warrants, the discount on the note was increased by $637,910 and related amortization was adjusted to reflect the increase in 2022. During the years ended December 31, 2022 and 2021, we recognized interest expense of $715,089, which includes OID amortization of $429,912, and $19,720, respectively, in connection with the GHF 2021 Note.

On August 22, 2022, the Company amended the GHF promissory note’s prepayment provision to reduce the amount required to be paid from the Daney Ranch sale to $710,000 of the net cash proceeds. As consideration for the amendment, the Company issued GHF, Inc. warrants to purchase 200,000 common shares exercisable at a price of $1.00 per share for a two-year term. The warrants had a fair value of $18,975 on the date of issuance and was recorded as an additional debt discount with a corresponding increase in additional paid-in capital.

During the years ended December 31, 2022 and 2021, we recognized interest expense of $715,089 which includes OID amortization of $429,912 and $19,720, respectively, in connection with the GHF 2021 Note.

Alvin Note Fund Note

We entered into a short-term promissory note ("Alvin Fund 2022 Note") with Alvin Fund LLC on October 25, 2022 with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender which was recognized as a discount on the loan. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. During the year ended December 31, 2022, we recognized interest expense of $33,041 and amortization of discount of $45,890 in connection with the Alvin Fund 2022 Note.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic 2022 Convertible Note") with Ionic Ventures, LLC. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. The Company can redeem up to $2,000,000 of the Convertible Note for cash 30-days following closing at 110% of the Face Value, plus accrued interest. The Ionic 2022 Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. The Company bifurcated the conversion feature and recorded a derivative liability of $420,000 reflected in our consolidated balance sheet. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk free rate of 4.40%, and volatility of 60.0%. During the year ended December 31, 2022, we recognized interest expense of $10,356 and amortization of discount of $17,161 in connection with the Ionic 2022 Convertible Note. We intend to use the net proceeds from this offering for strategic development programs, working capital and other general corporate purposes.

From January 11, 2023 to March 6, 2023, Ionic Ventures converted $1,000,000 with interest of $13,185 at an average price of $0.32 per share for 3,177,691 shares (See Note 20, Subsequent Events).

Concorde Trust, Bean Trust, Georges Trust, GHF, Inc. & Scott H. Jolcover Unsecured Promissory Notes

On March 4, 2021, we retired our existing unsecured promissory notes ("Promissory Notes") by paying the remaining principal balance of $3.1 million plus earned OID of $0.1 million. For the year ended December 31, 2021, interest expense on these promissory notes was $139,213, which includes OID amortization of $71,289.

NOTE 10     LONG-TERM RECLAMATION LIABILITY

At December 31, 2022 and 2021, we have asset retirement obligations of $5,226,505, and $5,445,672. respectively, for our obligation to reclaim our mine facilities based on our most recent reclamation plan, as revised, submitted and approved by the Nevada State Environmental Commission and Division of Environmental Protection. Our total reclamation liability includes cost estimates for our American Flat processing facility, Dayton project and enhanced reclamation obligations in Storey County. Effective January 1, 2021, we updated the expected reclamation commencement date from December 31, 2022 to December 31, 2025. This resulted in a reduction in the liability of $926,434 at January 1, 2021 which was recorded as a gain in selling, general and administrative expenses on the consolidated statements of operations.

During the fourth quarter of 2022, we updated our future plans for developing the mining assets as a result of Tonogold defaulting on its option to repurchase the assets (See Note 2, Acquisitions and Investments). The estimated commencement date of reclamation activities changed from December 31, 2025 to December 31, 2032. This resulted in a net reduction in the liability of $1,559,559 at December 31, 2022, which $942,167 was recorded as a reduction to our mineral assets retirement cost on the consolidated balance sheets which resulted in the related mineral asset retirement cost being reduced to zero. The remaining balance of the net reduction of $617,391 was recorded as a gain in selling, general and administrative expenses on the consolidated statements of operations.

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

During the years ended December 31, 2022, and 2021, we recognized accretion expense associated with our asset retirement obligation of $398,224 and $317,187, respectively.

Following is a reconciliation of the mining retirement obligation associated with our reclamation plan for the mining projects for the years ended December 31, 2022, and 2021:

	12/31/22	12/31/21
Long-term reclamation liability — beginning of year	$5,445,672	$6,054,919
Addition associated with the Lucerne mine	942,168	—
Change in estimate of reclamation costs	246,644	—
Reduction of obligation due to extension of time	(1,806,203)	(926,434)
Accretion of reclamation liability	398,224	317,187
Long-term reclamation liability — end of year	$5,226,505	$5,445,672

NOTE 11    COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at December 31, 2022:

Year	Leases
2023	$114,000
2024	108,000
2025	110,000
2026	150,000
2027	150,000
Thereafter	1,512,250
Total minimum annual lease payments	$2,144,250

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

OTHER

On August 20, 2021, former employees of the Company filed a wrongful termination lawsuit against the Company, its Board of Directors, its Audit and Finance Committee, its Chief Executive Officer and certain of its managers for the termination of their employment. On March 4, 2022, the Company and the former employees agreed to a $350,000 settlement, which will result in the litigation being dismissed. We paid the settlement in full during the year ended December 31, 2022.

On August 12, 2022, the Company entered into a termination agreement with a former employee. The Company and the former employee agreed to a $102,000 settlement. As of December 31, 2022, $60,000 has been paid and $42,000 has been accrued for the year ended December 31, 2022.

The Company pays each of the directors $60,000 per year. The Chair of each Committee is paid an additional $20,000 per year.

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 12    EQUITY

ISSUANCE OF REGISTERED SHARES OF COMMON STOCK

On April 12, 2022, we entered into an equity purchase agreement ("2022 Leviston Sales Agreement") with Leviston Resources LLC ("Leviston") to offer and sell registered shares of common stock at an aggregate offering price of up to $10 million from time to time, at our option, on terms we deem favorable. In consideration of Leviston’s agreement to enter the Purchase Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the year ended December 31, 2022, we issued to Leviston 13,156,117 common shares with an aggregate sales price of $7,311,180, at an average price per share of $0.64, and an additional 206,897 common shares at a fair value of $300,000 in commitment fees. As of December 31, 2022, the 2022 Leviston Sales Agreement has no remaining capacity.

On June 21, 2022, we entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company will pay commissions equal to 5% of the offering proceeds to the placement agent in connection with any such sale. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco. From November 14, 2022 until December 23, 2022, the Company issued 3,433,634 shares of common stock to Tysadco, for an aggregate sales price of $1,100,000 at an average price per share of $0.32.

Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company.

On February 8, 2021, we entered into an equity purchase agreement (“2021 Leviston Sales Agreement”) with Leviston to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement was 24 months. We agreed to deliver to Leviston additional shares of common stock in payment of due diligence and commitment fees with a fair value of $250,002, for no additional consideration, on the first settlement date with respect to a put notice delivered by us. For the year ended December 31, 2021, we issued to Leviston 1,551,760 common shares under this agreement with an aggregate sales price of $5.0 million, at an average price per share of $3.22, and an additional 50,907 common shares in commitment and due diligence fees. At December 31, 2021, the 2021 Leviston Sales Agreement has no capacity.

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

On September 28, 2021, we entered into an equity purchase agreement (“2021 Leviston Equity Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $5.0 million from time to time, at our option, on terms we deem favorable. The term of the agreement is 24 months. We agreed to deliver to Leviston additional shares of common stock, for no additional consideration, with a fair value of $100,000 in due diligence fees, on the first settlement date with respect to a put notice delivered by us, and $150,000 in commitment fees upon the written request of Leviston. For the year ended December 31, 2021, we issued to Leviston 2,668,363 common shares under this agreement with an aggregate sales price of $5.0 million, at an average price per share of $1.87, and an additional 92,880 common shares in due diligence and commitment fees. At December 31, 2021, the 2021 Leviston Equity Agreement had no capacity.

ISSUANCE OF UNREGISTERED SHARES OF COMMON STOCK

Issuance of unregistered shares of our common stock in connection with acquisitions, investments and other endeavors for the year ended December 31, 2022 are as follows:

Issuance Date	Acquisition/Investment	Common Shares Issued	Restriction Period

April 7, 2022	Decommissioning Services LLC	1,500,000	A
April 12, 2022	Leviston Resources	136,986	A
June 21, 2022	Tysadco Partners	3,505,494	A
June 21, 2022	Tysadco Partners	57,143	B
August 26, 2022	Northern Comstock LLC	802,295	A
October 5, 2022	Single investor	1,000,000	A
October 25, 2022	Alvin Fund LLC	605,620	A
Total common shares issued		7,607,538

(A)	Six months from issuance date

(B)	Three months from issuance date.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in approximately 90% controlling interest (see Note 2, Acquisitions and Investments). The remaining 10% ownership was held by AQMS (see Note 19, Related Party) and is accounted for as a noncontrolling interest in our consolidated financial statements. During the year ended December 31, 2022, the Company and AQMS made $1,140,000 and $500,000, respectively, in cash contributions to LINICO. As of December 31, 2022, we own 88.21% of LINICO and AQMS owns 11.79%. Losses attributable to the non-controlling interest for the years ended December 31, 2022 and 2021 were $789,515 and $0, respectively. LINICO is required pay dividends to the Company and AQMS after the date it receives cash payment in full for the issuance of any shares of Series A Preferred Stock or Series A-2 Preferred Stock, and from and after the date of issuance of any shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, at the rate per annum of eight percent 8% of the Original Issue Price of such shares, plus the amount of previously accrued and unpaid dividends. As of December 31, 2022, accrued dividends of $169,248 were due to AQMS and are included in accrued liabilities on the consolidated financial statements at December 31, 2022.

In March 2022, the $500,000 capital contribution from AQMS was invested in LINICO through the exercise of Series A preferred stock warrants which decreased the Company’s ownership in LINICO by 2.01% from 90.34% to 88.33%. The ownership percentage change did not result in a change in control and the Company retained and maintained control of LINICO. The decrease in ownership percentage resulted in a reduction to the Company's additional paid in capital of $176,695 during the year ended December 31, 2022.

Treasury Stock

At December 31, 2022 and 2021, our treasury stock includes of 2,605,323 and 3,000,000 shares, respectively, of our common stock with carrying value of $3,360,867 and $3,870,000, respectively. During 2022, we sold 394,677 shares of treasury stock with a carrying value of $509,113 for gross proceeds of $240,077. The gain on sale of $269,056 was recognized as a deduction to additional paid in capital. The shares were acquired with our acquisition of LINICO on December 30, 2021 and are carried at cost and presented as a deduction to equity. We expect to sell the shares in 2023. We have presented the cost of the acquired stock as a deduction from equity.

Warrants

On August 22, 2022, the Company issued 200,000 warrants to GHF, Inc. in exchange for amending the terms of their note, which are exercisable at a price of $1.00 per common share and have a two-year term (see Note 9, Debt Obligations). On December 15, 2022, the Company issued warrants to GHF allowing them to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at a price per share of $0.4555 and the remaining 500,000 at a price per share of $2.5217 (see Note 9, Debt Obligations). The warrants are exercisable for a period of two years commencing on December 15, 2022, and ending on December 15, 2024 with a weighted average exercise price of $2.21 and weighted average remaining term of 59 months.

Outstanding warrants for the year ended December 31, 2022 are as follows:

2022
Outstanding warrants as of December 31, 2020 and 2021	—
Issued	1,200,000
Exercised	—
Expired	—
Outstanding warrants as of December 31, 2022	1,200,000

NOTE 13    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

		Fair Value Measurements at
		December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$—	$—	$—	$—
Other equity securities	—	—	—	—
Total assets measured at fair value	$—	$—	$—	$—

Liabilities:
Ionic convertible debenture derivative	$(420,000)	$—	$—	$(420,000)
LINICO related derivative	(6,053,162)	—	(6,053,162)	—
Haywood derivative	(1,480,000)	—	(1,480,000)	—
GenMat derivative	(6,592,638)	—	(6,592,638)	—
Total liabilities measured at fair value	$(14,545,800)	$—	$(14,125,800)	$(420,000)

The following table presents our assets and liabilities at December 31, 2021, which are measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Tonogold common shares	$910,558	$910,558	$—	$—
Tonogold note receivable	7,255,000	—	—	7,255,000
LPB derivative asset	342,000	—	342,000	—
Other equity securities	15,260	15,260	—	—
Total assets measured at fair value	$8,522,818	$925,818	$342,000	$7,255,000

Liabilities:
LINICO acquisition derivative liability	$(2,743,162)	$(2,743,162)	$—	$—
GenMat derivative	(6,130,000)	—	(6,130,000)	—
Total liabilities measured at fair value	$(8,873,162)	$(2,743,162)	$(6,130,000)	$—

The following table provides reconciliation between the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	12/31/22	12/31/21
Beginning Balance	$7,255,000	$5,498,500
Total change in fair value recognized in earnings
Tonogold note receivable	(605,000)	(418,500)
Additions
Tonogold note receivable	—	2,175,000
Deductions:
Exchange of note receivable exchanged for investment in Comstock Mining LLC	(6,650,000)	—
Ending Balance	$—	$7,255,000

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Tonogold Common Shares

The fair value of our investment in common shares of Tonogold was based on its closing price per share. At December 31, 2021, we held 8,671,985 Tonogold common shares with a fair value of $910,558. At December 31, 2022, the Company owns 606,061 shares of Tonogold. The Company wrote off the remaining investment balance of $30,303 due lack of marketability as Tonogold is not a current reporting company. The fair values of the common shares are based on the $0.04 and $0.11 closing share prices (OTC: TNGL), at December 31, 2022 and December 31, 2021, respectively. We recorded an unrealized loss of $565,550 and $2,286,867 on this investment in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

Tonogold Note Receivable

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

On March 26, 2022, as amended September 30, 2022, the Company entered into an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under secured note in the principal amount owed of $6,650,000 to the Company. This agreement was terminated effective December 30, 2022 (See Note 2, Acquisitions and Investments). The fair values of the note on the date of the exchange was deemed to be the face value of the note.

The Company recorded a loss of $605,000 and $418,500 for the change in fair value in other expense in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

LINICO Derivative Instruments

On February 15, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LINICO Stock Purchase Agreement. On that date, the fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by LINICO over the $6,250,000 contractual consideration required under the agreement. The value of the shares was based on the $2.25 closing price per share of our common stock on that date. The derivative was settled in December 2021 when the Company purchased a majority interest in LINICO (see Note 2, Acquisitions and Investments). We recorded an unrealized loss of $2,049,966 which was recognized as a change in fair value of the derivative instruments in the consolidated statements of operations for the year ended December 31, 2021.

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 shares of the Company's common stock. If and to the extent that the sale of the shares results in net proceeds greater than $7,258,162, then former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. The fair value of the shares was based on the closing price per share of our common stock of $0.28 and $1.29 at December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had paid the former chief executive officer $225,000 which resulted in a decrease in contractual stock consideration. We recorded an unrealized loss on the change in fair value of the derivative liability of $3,535,000 and $2,743,162 in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Instruments

On June 24, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement (see Note 2, Acquisitions and Investments). On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. The fair value of the shares was based on the closing price per share of our common stock of $0.28 and $1.29 at December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company paid GenMat make whole payments of $2,450,000 which resulted in a decrease in contractual stock consideration. We recorded an unrealized loss on the change in fair value of the derivative liability of $2,912,638 and $6,660,000 in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.
Haywood Derivative Instruments

On April 7, 2022, we recorded a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services (see Note 8, Leases). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Decommissioning Services and a deposit of $50,000 over the $2,100,000 contractual stock consideration required under the agreement. As of December 31, 2022, the Company had paid Decommissioning Services $150,000 which resulted in a decrease in contractual stock consideration. At December 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.28 and the fair value of the derivative liability was $1,480,000. We recorded an unrealized loss on the change in fair value of the derivative liability of $1,875,000 in the consolidated statements of operations for the year ended December 31, 2022. The derivative liability is classified within Level 2 of the valuation hierarchy.
LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. At December 31, 2021, the fair value of the shares was based on the closing price per share of our common stock of $0.28. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the consolidated statements of operations for the year ended December 31, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder as a reduction to additional paid in capital.

MCU Derivative Instrument

On December 4, 2020, the Company recorded a derivative asset on the consolidated balance sheets in connection with its $2.0 million purchase of 15% of MCU membership interests. During the year ended December 31, 2021, MCU sold 625,000 shares, resulting in a final derivative asset fair value of $762,377 based on the excess of actual net proceeds and cash payments to MCU over the $2,000,000 purchase price. We received a cash payment of $762,377 from MCU in February 2021 in full satisfaction of any excess proceeds from the sale of the stock, which was applied to the derivative asset, resulting in no remaining fair value at December 31, 2021. The derivative liability was classified within Level 2 of the valuation hierarchy.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, we recorded a derivative liability on the consolidated balance sheets in connection with the Ionic 2022 Convertible Note. On that date, the $420,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. At December 31, 2022, the fair value of the derivative liability was $420,000. The derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50 discount rate of 35%, risk free rate of 4.40%, and volatility of 60.0%. The derivative liability is classified within Level 3 of the valuation hierarchy.

Other Financial Instruments

At December 31, 2022, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Following is a description of the valuation methodologies used in determining the fair values of the nonrecurring stock purchase price consideration and intangible assets recorded in connection with the three acquisitions completed during the year ended December 31, 2022, all of which are classified within Level 3 of the valuation hierarchy.

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

MANA Stock Purchase Price Consideration

On July 23, 2021, we entered into a Securities Purchase Agreement to purchase 100% of MANA equity and voting shares from the former shareholders of MANA. Under the agreement, the purchase price was paid through the issuance of 4,200,000 restricted shares of our common stock to the former shareholders, with an estimated fair value of $6,528,453. The restricted shares issued are subject to lockup provisions wherein 28% of the restricted shares are released from resale restrictions 180 days, or six months, after the closing. The remaining 72% of the restricted shares are released from resale restrictions in eight equal installments of 9% every six months thereafter. In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, in order to estimate the volatility for Comstock's future business, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 39.4% for the six-month lockup and 53.7% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 209.9%, risk free rate 0.05% and dividend yield 0%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.5 years, volatility 129.6%, risk free rate 0.30% and dividend yield —%. The purchase price consideration is classified within Level 2 of the valuation hierarchy.

Renewable Process Solutions, Inc. ("RPS") Stock Purchase Price Consideration

On June 18, 2021, we entered into a Securities Purchase Agreement to purchase 100% of RPS equity and voting shares from the former shareholder of RPS. Under the agreement, the purchase price is paid through the issuance of 1,000,000 restricted shares of our common stock to the former shareholder, with an estimated fair value of $2,304,806. The restricted shares issued are subject to lockup provisions wherein 28.0% of the restricted shares are released from resale restrictions 180 days, or six months, after the closing. The remaining 72.0% of the restricted shares are released from resale restrictions in eight equal installments of 9.0% every six months thereafter. In determining the fair value of the shares issued, we assessed the lack of marketability of the shares issued utilizing the European and Asian Protective Put Models and, in order to estimate the volatility for Comstock's future business, we evaluated selected guideline companies from the same industry to determine discounts for lack of marketability associated with the lockup restrictions of 26.2% for the six-month lockup and 37.5% for the longer-term lockups. Related inputs for the six-month lockup include stock price $1.00, exercise price $1.00, term 0.5 years, volatility 142.4%, risk free rate 0.06% and dividend yield 0%. Related inputs for the longer-term lockups include stock price $1.00, exercise price $1.00, term 2.49 years, volatility 90.8%, risk free rate 0.36% and dividend yield 0%. The purchase price consideration is classified within Level 2 of the valuation hierarchy.

RPS Intangible Assets

RPS intangible assets acquired consist of technology-related and contract-related assets. The technology-related asset is a third-party license agreement with an estimated fair value of $16,619, and the contract-related assets include a third-party distribution agreement with an estimated fair value of $19,733, and a customer contract with an estimated fair value of $122,885. Because adequate information is not available to determine the fair values of the license and distribution agreements using income (economic benefit stream) or market (comparable assets) valuation approaches, their fair values are based on a cost approach (to replace the future service capability of the assets) and an 11.8% opportunity cost to negotiate the agreements over a six-month period. The fair values of the license and distribution agreements are being amortized on a straight-line basis over their estimated 24 and 79 month estimated useful lives, respectively. The fair value of the customer contract is based on the income approach, estimating the present value of related future cash flows after tax discounted at an estimated 11.8% per annum weighted average cost of capital. The customer contract is being amortized on a straight-line basis over the estimated nine-month period to complete the related services. The intangible assets are classified within Level 3 of the valuation hierarchy.

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

NOTE 14    STOCK-BASED COMPENSATION

2022 EQUITY INCENTIVE PLAN

In 2022, the Company adopted the Comstock Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2022 Plan is 6,000,000. The 2022 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance and cash awards), incentive and non-qualified stock options, stock appreciation rights and other equity-based awards. As of December 31, 2022, the Company has not granted any options or shares under the 2022 Plan.

2020 EQUITY INCENTIVE PLAN

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000. The 2020 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based compensation.

During the years ended December 31, 2022 and 2021, the Company recognized $190,800 in both periods for the vesting of stock awards issued in 2020. The remaining compensation $190,800 will be recognized from January 1, 2023 through December 31, 2023.

During 2021, we granted 1,170,000 performance shares, net of 30,000 shares which were forfeited during the year ended December 31, 2022, to employees under the Comstock Mining Inc. 2020 Equity Incentive Plan (the "2020 Plan"). During 2022, we granted 60,000 shares, net of 40,000 shares forfeited during the year ended December 31, 2022 to additional employees. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share value basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and stock-based compensation was determined based on the probability of achieving each goal.

The performance vesting based on the Company share price were valued using a path-dependent model with the following range of inputs:

	December 31, 2022	December 31, 2021
Total shares granted	20,000	1,140,000
Performance condition valuation inputs:
Performance condition shares	20,000	570,000
Stock price at grant date	$0.62 to $1.68	$1.10 to $3.51
Market condition valuation inputs:
Market condition shares	20,000	570,000
Stock price	$0.62 to $1.68	$1.10 to $3.51
Volatility	95% to 96%	77% to 95%
Risk-free rate	2.51% to 2.82%	36% to 79%
Number of iterations	100,000	100,000
Fair value per share	$0.17 to $0.91	$0.41 to $2.71
Term (in years)	2.2 yrs to 2.5 yrs	1.7 yrs to 3.2 yrs

Stock-based compensation for all employee performance share grants totaling $291,197 and $273,186, respectively was recorded in the consolidated statements of operations for the years ended December 31, 2022 and 2021. No shares have vested at December 31, 2022. During the year ended December 31, 2022, 70,000 performance shares were forfeited and $41,124 in compensation that was reversed. At December 31, 2022, unamortized stock-based compensation for the 2020 equity incentive plan was $279,656 and will be amortized over the remaining vesting terms.

Remaining vesting terms for the employee performance share grants are as follows:

2023	$265,772
2024	13,884
Total remaining	$279,656

2011 EQUITY INCENTIVE PLAN

In 2011, the Company adopted the Comstock Mining, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2011 Plan is 1,200,000. The 2011 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. The 2011 Plan expired in June 23, 2021. At December 31, 2021, there were no shares available to be issued under the Plan.

Also in May 2020, employees were granted 138,000 fully vested options to acquire common shares with an exercise price equal to the closing price of our common stock on the date of the grant and expiring on the second anniversary of the grants. During 2022 and 2021, 22,650 and 66,150 of the stock options, respectively, were repurchased and cancelled in lieu of being exercised. Cash paid for the stock options totaling $12,195 and $247,156, respectively, for the years ended December 31, 2022 and 2021 were deemed to be the incremental fair value of the stock options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the consolidated balance sheets. There were no remaining stock options outstanding as of December 31, 2022.
NOTE 15    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the years ended December 31, 2022 and 2021:

	12/31/22	12/31/21
Change in fair value Tonogold note receivable	$(605,000)	$(418,500)
Tonogold amendment fee and charges	—	362,500
LINICO dividend income	—	426,763
LPB settlement and related expenses	(250,000)	—
Impairment of LPB related assets	—	(1,076,258)
Write off of MCU-P note receivable, net of recovery	(1,038,935)	—
Write off of Pelen option	(150,000)	—
Equity loss in affiliates	(1,133,633)	(2,049,070)
All other	116,167	(224,798)
Total other income (expense)	$(3,061,401)	$(2,979,363)

NOTE 16    INCOME TAXES

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

The provision for income taxes for the years ended December 31, 2022 and December 31, 2021 consisted of the following:

	12/31/22	12/31/21
Current provision:
Federal	$—	$—
State	—	—
Total current provision	—	—

Deferred provision (benefit) for tax:
Federal - due to acquisition of intangibles	—	(5,748,105)
State	—	—

Total deferred provision (benefit) for tax	—	(5,748,105)
Total provision for tax	$—	$(5,748,105)

Reconciliation of the statutory federal income tax rates consist of the following:

	12/31/22	12/31/21
Federal statutory rate	(21.0)%	(21.0)%
Goodwill impairment	5.8%	4.3%
Change in valuation allowance	15.4%	(1.6)%
Other	(0.2)%	(0.7)%
Total	—%	(19.0)%

The Company’s total deferred income taxes at December 31, 2022 and 2021 consisted of the following:

	12/31/22	12/31/21
Asset retirement obligation	$1,097,566	$1,143,591
Mineral rights and properties, plant, and equipment	697,805	1,172,407
Mining exploration, development, claims, and permit costs	404,649	335,572
Lease liability	2,695,912	2,739,135
Net operating loss carryforward	46,020,993	41,897,036
Capital loss carryforward	1,024,983	—
Mark-to-market adjustments	3,827,353	3,697,424
Capitalized research expenditures	1,327,372	—
Other	624,764	453,712
Total deferred tax asset	57,721,397	51,438,877
Valuation allowance	(50,171,780)	(43,102,265)
Net deferred tax assets	7,549,617	8,336,612

Deferred tax liabilities:
Right of use asset – leases	(3,469,304)	(2,739,135)
Intangible assets	(4,080,313)	(5,597,477)
Total deferred tax liabilities	(7,549,617)	(8,336,612)
Net deferred tax assets and liabilities	$—	$—

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2022, and 2021, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on the weight of all available evidence. The resulting valuation allowance recorded against the net deferred tax assets of the Company is $50.2 million and $43.1 million at December 31, 2022, and 2021, respectively.

At December 31, 2022, the Company has net operating loss carryforwards of approximately $168.2 million for federal income tax purposes which, if not utilized, will begin to expire in 2024 and could be subject to certain limitations under section 382 of the Internal Revenue Code. Additionally, at December 31, 2022, the Company has net operating loss carryforwards of approximately $50.9 million for federal income tax purposes with no expiration, but which are subject to 80% limitation upon utilization. At December 31, 2022, the Company has capital loss carryforwards of approximately $4.9 million for federal income tax purposes which, if not utilized, will begin to expire in 2027.

At December 31, 2022, and 2021, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2019 and forward. Tax returns for years prior to 2019 may remain open with respect to net operating loss carryforwards that are utilized in a later year, as tax attributes from prior years can be adjusted during an audit of a later year.

NOTE 17    NET INCOME (LOSS) PER COMMON SHARE

Net Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2022 and 2021, we had no common stock equivalent shares that were potentially dilutive, including warrants to purchase common stocks, stock options, stock awards and conversion option on a convertible debenture.

For the years ended December 31, 2022 and 2021, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,520,388 and 2,694,300, respectively, which is the number of treasury shares through our ownership in LINICO. The remaining 311,827 weighted average treasury shares are deemed to be owned by AQMS.

NOTE 18    SEGMENT REPORTING

We have the following segments: production and sale of metals and mining, renewable energy, and strategic and other corporate investments.

Summarized financial information relating to our reportable segments is provided below. Certain amounts have been reclassified to conform to the current period presentation, most notably to reclassify our historical activities to our all other segment. Our renewable energy segment includes our new technologies and the resulting renewable energy products. Our mining segment includes our gold and silver mining assets and real estate. Our strategic and other investments segment includes all other activities, including real estate, equity method investments and general corporate costs. Strategic and other investments revenue is from real estate activities.

December 31, 2022	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$146,950	$31,200	$178,150

Depreciation and amortization	$1,600,877	$314,114	$1,413,579	$3,328,570

Loss from Operations	$(10,619,429)	$(346,115)	$(8,395,738)	$(19,361,282)

Change in fair value of derivative instruments	$595,000	$—	$(8,322,638)	$(7,727,638)

Impairment of intangibles	$—	$—	$(338,035)	$(338,035)

Impairment of investment, net recovery	$—	$2,204,715	$—	$2,204,715

Impairment of goodwill	$(12,788,671)	$—	$—	$(12,788,671)

Total other income (expense), net	$(13,708,801)	$(2,369,679)	$(11,298,497)	$(27,376,977)

Net Loss	$(24,328,228)	$(2,715,794)	$(19,694,237)	$(46,738,259)

Total Assets:	$12,524,408	$8,322,920	$79,206,431	$100,053,759

Capital Expenditures:	$1,014,070	$—	$—	$1,014,070

December 31, 2021	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$634,042	$196,923	$31,200	$862,165

Depreciation and amortization	$567,520	$394,157	$72,809	$1,034,486

Loss from Operations	$(1,801,595)	$(81,125)	$(4,523,201)	$(6,405,921)

Change in fair value of derivative instruments	$(6,300,000)	$—	$(6,855,946)	$(13,155,946)

Impairment of intangibles	$(230,764)	$—	$—	$(230,764)

Impairment of goodwill	$(6,163,846)	$—	$—	$(6,163,846)

Total other income (expense), net	$(12,791,336)	$450,517	$(11,584,985)	$(23,925,804)

Net Loss	$(13,078,628)	$369,392	$(11,874,384)	$(24,583,620)

Total Assets:	$43,001,837	$11,304,024	$72,648,771	$126,954,632

Capital Expenditures:	$78,467	$—	$—	$78,467

Prior to December 30, 2021, RPS other services revenue of $905,942 were recognized for LINICO prior to our acquisition. Of this amount, $371,900 was considered intersegment revenue and was eliminated in consolidation. RPS's revenue is included in the Renewable Energy segment.

NOTE 19    RELATED PARTY TRANSACTIONS

In addition to the related party disclosures included in Note 2, Acquisitions and Investments, the following related party transactions occurred during the years ended December 31, 2022 and 2021.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. The Company’s chief technology officer and the president of the Company's Comstock Fuels subsidiary are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint the Company's president to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”) on September 7, 2021 (see Note 2, Acquisitions and Investments).

LEASE AND PURCHASE AGREEMENT FOR BATTERY RECYCLING FACILITY

On February 15, 2021, LINICO and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of AQMS, entered into an industrial lease (the “AQMS Lease Agreement”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Battery Recycling Facility”). The Company committed a plan to sell certain land, buildings and related improvements under the Battery Recycling Facility. As of December 31, 2022, the Company has assets with a net book value of $21,684,865 that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the Battery Recycling Facility in which LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, (See Note 8 Leases). In March 2023, the Company sold the related building, land and equipment for $27,000,000 (See Note 20, Subsequent Events).

LINICO CORPORATION

During the year ended December 31, 2022, the Company and AQMS invested $1,140,000 and $500,000, respectively, in cash investments to LINICO. As of December 31, 2022, we own 88.21% of LINICO's outstanding equity and the remaining 11.79% is owned by AQMS. One of the members of the Company’s board of directors, is the chief financial officer of AQMS.

LINICO purchased $782,500 in equipment from AQMS for the year ended December 31, 2022 which is classified as assets held for sale (See Note 8, Leases).

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

The Company provided SSOF with a total of $4,990,000 in advances (“SSOF Advances”), including $55,000 and $4,935,000 provided during the years ended December 31, 2022 and 2021, respectively. SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 2, Acquisitions and Investments). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

The Company’s executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $450,000 investment and 9,000,000 voting shares of our CEO and two of our directors represent 15.93% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation from either SSOF or SSE.

OTHER

The Company is currently assessing an agreement with an affiliate company of Kevin Kreisler, the Company’s director and chief technology officer, pursuant to which the Company would agree to acquire the majority of the issued and outstanding equity of a publicly traded entity in connection with the Company’s ongoing evaluation of various alternatives to monetize certain non-strategic assets. Pursuant to the agreement, Mr. Kreisler agreed to contribute his beneficial ownership interest in the entity to the Company for no additional consideration, and the Company agreed to reimburse certain transaction expenses of approximately $100,000 incurred by Mr. Kreisler. As of the year end December 31, 2022, no agreement has been determined between the Company and the affiliated company of Mr. Kreisler.

NOTE 20    SUBSEQUENT EVENTS

From January 11, 2023 to March 6, 2023, Ionic Ventures converted $1,000,000 with interest of $13,185 at an average price of $0.32 per share for 3,177,691 shares.

From January 10, 2023 to February 21, 2023, the Company issued 3,214,599 shares of common stock to Tysadco, for an aggregate sales price of $1,350,000 at an average price per share of $0.42.

From February 15, 2023 to February 24, 2023, the Company issued 2,875,677 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $800,000 at an average price per share of $0.28, and an additional 963,445 common shares at a fair value of $350,000 in commitment and due diligence fees. As of March 16, 2023, the 2023 Leviston Sales Agreement has $4,200,000 of remaining capacity.

On March 1, 2023, Comstock Inc. announced that LINICO Corporation, a corporation that is 88.21% owned by the Company, entered into agreements to sell certain assets owned by LINICO for $27.0 million. Pursuant to the terms of the LINICO sale agreements, $1.5 million of the purchase price will be held in escrow for up to 18 months and be available for the settlement of indemnification claims made by the buyer under the LINICO sale agreements. The LINICO facility was being leased pursuant to an agreement that permitted LINICO to purchase the facilities for a purchase price of $15.25 million, $3.25 million of which, was previously paid in the form of deposits. The Company has already received $6 million in proceeds and expects to receive a total net proceeds of over $12.5 million from the sale of the LINICO facility and related equipment, on or before March 31, 2023.
56

ITEM 9        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A        CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting at December 31, 2022, based on these criteria. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Leo M. Drozdoff	57	Director

Walter A. “Del” Marting Jr.	76	Director

Judd B. Merrill	52	Director

William J. Nance	79	Director

Kristin Slanina	53	Director

Corrado De Gasperis	57	Director, Executive Chairman and Chief Executive Officer

Kevin E. Kreisler	50	Director, Chief Technology Officer

William J. McCarthy	43	Chief Operating Officer

David J. Winsness	55	President, Comstock Fuels Corporation

Rahul Bobbili	47	Chief Engineering Officer

Directors

Corrado De Gasperis, Director, Executive Chairman and Chief Executive Officer

Mr. De Gasperis brings over 35 years of industrial manufacturing, financial, governance, operational and project management experience in the metals, mining, and recycling industries. Mr. De Gasperis has served as Comstock’s chief executive officer since 2010 and executive chairman since 2015. He is also a director and president of each of the Company’s wholly- and majority-owned subsidiaries, and Sierra Springs Opportunity Fund, Inc., a strategic investee of Comstock since July 2019. From 2006 to 2009, Mr. De Gasperis served as the chief executive officer of Barzel Industries Inc. (“Barzel”) and its predecessors. Barzel operated a network of 15 steel-based manufacturing, processing and distribution facilities in the United States and Canada that offered a wide range of metal solutions to various industries, from construction and industrial manufacturing to transportation and mining. From 1998 to 2006, Mr. De Gasperis held roles of increasing responsibility at GrafTech International Ltd. (“GrafTech”), a global manufacturer of graphite and carbon cathodes and electrodes. From 2001 to 2006, he served as the Chief Financial Officer, in addition to his duties as vice president and chief information officer and a leader of its transformation and recapitalization. From 1998 to 2000, he served as the controller of GrafTech. From 1987 to 1998, Mr. De Gasperis was a Certified Public Accountant with KPMG LLP, an international provider of financial advisory and assurance services where he served clients such as General Electric Company and Union Carbide Corporation. KPMG announced his admittance into the partnership, as a Partner, effective July 1, 1998. Mr. De Gasperis is also a director and the chairman of the of the Board of Directors of LiNiCo Corporation and the chairman of the member committee and board of Quantum Generative Materials, LLC. He is also a director of ROK-On Building Systems, a manufacturer of low-carbon, renewable building materials and a strategic investee of Sierra Springs Opportunity Fund Inc and he is also a founding member and the chairman of the Board of Directors of the Comstock Foundation for History and Culture, a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Mr. DeGasperis previously served as a director and as chairman of the Virginia City Tourism Commission. He also has served as a director of GBS Gold International Inc., where he was chairman of the Audit and Governance Committee and the Compensation Committee and a member of the Nominations and Advisory Committees. Mr. De Gasperis holds a BBA from the Ancell School of Business at Western Connecticut State University, with honors.

Leo M. Drozdoff, Director

Mr. Drozdoff serves as the Chairman of the Compensation and Environmental Committees. Mr. Drozdoff has extensive experience in Nevada's mining industry, including engineering, legislation, environmental regulation, economic development, legislation and historical preservation. He joined the Company’s Board of Directors on February 12, 2018. Since 2016, Mr. Drozdoff owns and operates The Drozdoff Group, a natural resource consulting firm and in 2018, became a Partner in The Perkins Company, a government affairs and registered lobbying firm in Nevada, representing a variety of mining and other environmental relevant companies. He most recently served as the Director of the Nevada Department of Conservation and Natural Resources from 2010 to 2016, and was a Cabinet member reporting to two Nevada Governors, where Mr. Drozdoff oversaw 900 state employees responsible for mining, environmental protection, water resources, forestry, state parks, state lands and the State Historic Preservation Office. Mr. Drozdoff also served as lead Administrator of Nevada’s Division of Environmental Protection from October 2004 to April 2010, and from 1998 to 2001 as Bureau Chief over Water Control and Mining Regulation from 1996 to 1998, two of the most critical Nevada mining regulatory bureaus. He also chaired the Nevada Public Employee Benefits Program Board, overseeing the benefits of more than 30,000 public employees, retirees and their families. Mr. Drozdoff is a graduate of Bucknell University with a Bachelor of Science in Civil Engineering. He also holds an MBA in Management from the University of Nevada, Reno.

Walter A. “Del” Marting, Jr., Director

Mr. Marting serves as the Chairman of the Risk Management Committee. He is the Founder and Managing Member of CereCare, LLC, D/B/A Brain Health Restoration since March 2017, a firm focused on providing breakthrough rehabilitation treatment for individuals, including numerous veterans, suffering from brain disease, traumatic brain injury and related substance use disorders, most commonly alcoholism and opioid addictions. Mr. Marting is also an experienced mining executive, having started his mining career with Amax Inc., working there from 1975 to 1984. He held positions of increasing responsibility at Amax starting as a shift boss at Amax’s largest underground and open pit molybdenum mine, Climax Molybdenum, and later becoming head of worldwide strategic planning for all of Amax’s new properties. He was appointed Vice President of Finance and Administration for Amax Europe in 1982 and had responsibility for all of Amax’s treasury and financial operations at Amax’s European headquarters in Paris, France. He also consolidated and oversaw all of Amax’s metal trading for molybdenum, tungsten, copper, coal and iron ore in Paris. Amax eventually was acquired by Freeport-McMoRan, the largest molybdenum producer in the world. In 1984, Mr. Marting became the Chairman and CEO of Lucky Chance Mining Co., a Nevada-based junior gold mining firm that successfully reopened and restarted production at the famed 16-1 Mine in Allegheny, California. More recently, Mr. Marting served as a as a merchant banker with JFP Holdings, Inc., a US firm based in Beijing, China which has overseen a wide portfolio of cross-border merger and acquisition transactions. Mr. Marting graduated from Yale University in 1969, with a BA in English and holds an MBA from Harvard Business School. Mr. Marting is also a Navy veteran, including service as a member of the US Navy SEAL Team Two. Mr. Marting joined the Company’s Board of Directors on April 6, 2018.

Judd B. Merrill, Director

Mr. Merrill serves as the Chairman of the Audit and Finance Committee. He is currently the Chief Financial Officer of Aqua Metals, Inc. since November 2018. Aqua Metals is reinventing lead recycling with its patented and patent-pending AquaRefining™ technology. These systems reduce environmental impact and scale lead acid recycling production capacity to meet the growing demand for lead-driven innovations in batteries, solar, wind, and grid scale energy storage. Mr. Merrill has extensive mining industry experience. Prior to joining Aqua Metals, Mr. Merrill was the Director of Finance/Accounting at Klondex Mines Ltd., a Nevada based international mining company. Before its acquisition by Hecla, Klondex was a $500 million, publicly traded company listed on the New York and the Toronto Stock Exchanges. From 2011 to 2017, Mr. Merrill was employed by Comstock Inc. with financials positions of increasing responsibility, including Chief Financial Officer and Corporate Secretary. Mr. Merrill was instrumental in establishing financial processes and driving efficiencies, and managing and maintaining the Company’s liquidity and efficient access to the capital markets. He worked directly with bankers, lenders, investment funds and major shareholders related to the company’s capital management Mr. Merrill previously worked as a controller at Frontier Gold Inc. and as an assistant controller at Newmont Mining Corp., where he acquired and developed strong financial planning, cost management, treasury and cash management experience. Mr. Merrill began his career at Deloitte & Touche LLP and spent six years working in broad financial accounting, reporting, auditing, internal control, and corporate financial activities. Mr. Merrill holds a Bachelor of Science in Accounting from Central Washington University and a Master's of Business Administration from the University of Nevada, Reno, and is a Certified Public Accountant. Mr. Merrill joined the Company’s Board of Directors on September 11, 2020.

William J. Nance, Director

Mr. Nance serves as the Chairman of the Nominating and Governance Committee and the Executive and Strategic Planning Committee. He is the President and CEO of Century Plaza Printers, Inc., a company he founded in 1979 and has served as a consultant in the acquisition and disposition of commercial real estate. Mr. Nance is a Certified Public Accountant and, from 1970 to 1976, was with Kenneth Leventhal & Company where he specialized in the area of REITS, restructurings of real estate companies, mergers and acquisitions, and most phases of real estate development and financing. Mr. Nance has been a Director of InterGroup Corporation since 1984, and of Santa Fe Financial Corporation and Portsmouth Square, Inc. since May 1996. He holds a Bachelor’s degree in Business Administration from California State University in Los Angeles. Mr. Nance has extensive management experience within a wide range of businesses and brings more than 35 years of public company director experience. Mr. Nance joined the Company’s Board of Directors on October 26, 2005.

Kristin Slanina, Director

Ms. Slanina was elected to the Company’s Board of Directors on May 26, 2022. Ms. Slanina is currently the Chief Innovation Officer of Parkmyfleet since September 2021, creating electric vehicle (EV) mobility hubs. She was the managing director of Charge Across America, leading the documentary of an electric vehicle rally from NY to LA, where she personally drove over 3300 miles in an EV to gain first-hand insights for mass adoption. She was Chief Operating Officer of TrueCar, an online portal for car-buying consumers and a network of over 10,000 certified dealers. Ms. Slanina was also the Chief Transformation Officer of Thirdware, an IT consulting firm, where she led the Emerging Technology group and paved the way to augment Thirdware’s partner with Ford and other OEMs/Tier 1’s on vehicle software development and machine learning. She was also the Executive Director of Automotive & Transportation Mobility for Ernst & Young’s global mobility practice, advising clients on mobility and smart cities. Ms. Slanina restructured and lead Fiat-Chrysler’s fuel economy/greenhouse gas and propulsion, strategy after spending over two decades with the Ford Motor Company, including ten years as a core engine engineer and subsequently responsible for architecting Ford’s Future of Mobility. She was the first female engineer in Ford of Germany and the first female on Ford’s all-male German soccer league. She has been and is a champion who supports women at all career levels, having voluntarily mentored hundreds of women throughout her career. Ms. Slanina brings a diverse pedigree and over 30 years of experience to Comstock’s board, including as core automotive engine engineer, mobility expert, automotive consumer-fulfillment strategist, and management and board leadership. She is a board member of Velodyne Lidar and serves on both their Compensation and Nominating & Governance committees. She holds both Bachelor's and Master's Degrees of Science in Mechanical Engineering from the Massachusetts Institute of Technology, Cambridge, MA, with a minor in French.

Kevin E. Kreisler, Director, Chief Technology Officer

Mr. Kreisler joined Comstock in September 2021. He is currently our chief technology officer. Mr. Kreisler joined the Company's Board of Directors on May 26, 2022. He is also a director and chief technology officer of each of the Company’s wholly- and majority-owned subsidiaries, and a director of Quantum Generative Materials, LLC. Mr. Kreisler has a diverse background in agriproducts, renewable fuels, hazardous waste, and intellectual property development, with deep expertise in building and scaling commercial production processes and companies in regulated markets. Mr. Kreisler served from 2003 to 2021 as managing director for Viridis Asset Management LLC, a family-owned investment company focused on the development of early-stage companies and technologies, with a specialization in commercializing technology-driven profitability incentives that leverage existing infrastructure and consumption behaviors to produce globally-meaningful sustainability gains. In that capacity, Mr. Kreisler founded GreenShift Corporation in 2005 and served as its chairman and chief executive officer through 2021. GreenShift developed and commercialized patented technologies that integrated into the backend of corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel derivatives. Today, upwards of 95% of the U.S. corn ethanol industry uses that technology to displace more than 20 million barrels of fossil fuel, trillions of cubic feet of natural gas, and tens of millions of metric tons of greenhouse gases every year. In total, those gains are globally-meaningful and have accumulated to industry-wide savings exceeding 250 million barrels of fossil fuel. From 1998 to 2004, Mr. Kreisler served as a director and officer of Veridium Corporation, which developed and commercialized an array of selective metals separation technologies, where he led the design, engineering, and construction of an advanced facility for the recycling and reuse of inorganic hazardous and industrial wastes from thousands of different waste streams from dozens of industrial processes. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

William J. McCarthy, Chief Operating Officer

Mr. McCarthy joined Comstock as its chief operating officer in July 2021. He is also the chief operating officer of each of the Company’s wholly- and majority-owned subsidiaries. He brings over 20 years of experience to Comstock, focused on the development and implementation of systemic, scalable business strategies to drive profitability and revenue growth across a diverse range of industries. Previously, Mr. McCarthy was a co-founder and chief executive officer of Mana Corporation, a developer of biomass-based business strategies. From 2017 to 2020, Mr. McCarthy was the principal of Normandy Road Partners, a boutique advisory firm focused on empowering scalable growth in emerging industries. From 2005 to 2016, Mr. McCarthy held roles of increasing responsibility at SVP Global, a global investment firm focused on distressed debt, special situations and private equity opportunities, most recently as Director of Risk Management. From 2003 to 2005, Mr. McCarthy was an Associate with Resurgence Asset Management, a private equity manager. He began his career at the Principal Financial Group. Mr. McCarthy earned a B.A. in Economics from Tufts University.

David J. Winsness, President, Comstock Fuels Corporation

Mr. Winsness joined Comstock in September 2021. He is currently its president of its Comstock Fuels subsidiary. He is also the chief technology officer of each of the Company’s wholly- and majority-owned subsidiaries. Mr. Winsness has spent his professional career targeting the extraction and recovery of materials from byproduct streams and repurposing those recovered materials into high value markets. Mr. Winsness previously served as GreenShift’s chief technology officer from 2006 to 2018, where he invented, developed, and commercialized the largest innovation to occur in the corn ethanol industry: backend corn oil extraction. The technology efficiently extracts corn oil from byproduct streams so that it can be sold separately without consuming any additional power or corn. The technology has been adopted by more than 95% of the 209 U.S. corn ethanol plants, where it generates more than an estimated $3.2 billion annually in additional profit for the industry. Mr. Winsness subsequently served as chief executive officer of Plain Sight Innovations LLC and its predecessor, FLUX Carbon LLC, where he led the development of a technology portfolio for cellulosic fuels and other clean technologies, focusing on advanced carbon-neutral fuels and alternatives to fossil fuels. Mr. Winsness attended Clemson University and graduated with a Bachelor of Science degree in Mechanical Engineering.

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

INDEPENDENCE OF DIRECTORS

The Board of Directors has determined that Messrs. Drozdoff, Marting, Merrill, Nance and Ms. Slanina are “independent” directors within the listing standards of the NYSE American and the independence standards of our Corporate Governance Guidelines. Messrs. Drozdoff, Marting and Nance are also independent within the standards set forth in Rule 10A-3 of the Exchange Act. Generally, in order for a director to be considered “independent” by the Board of Directors, he or she must (1) be free of any relationship that, applying the rules of the NYSE American, would preclude a finding of independence and (2) not have any relationship (either directly or as a partner, shareholder or officer of an organization) with us or any of our affiliates or any executive officer of us or any of our affiliates (exclusive of relationships based solely upon investment) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. On an annual basis, each director and executive officer is obligated to disclose any transactions with our Company and any of its subsidiaries that a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. In evaluating the materiality of any such relationship, the Board of Directors takes into consideration whether disclosure of the relationship would be required by the proxy rules under the Exchange Act. If disclosure is required, the Board of Directors must make a determination that the relationship is not material as a prerequisite to finding that the director is independent.

BOARD OF DIRECTORS MEETINGS

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board of Directors’ approval, and may hold special meetings between scheduled meetings when appropriate. During 2022, the Board of Directors and its committees held 18 meetings of the Board of Directors that the directors then served. The directors attended 100% of the aggregate of the total number of meetings of all committees that the director then served, and the total number of meetings of the Board of Directors.

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

The Board will continue to reexamine our corporate governance policies and leadership structure on an ongoing basis to ensure that they continue to meet the Company’s stated needs and supports and enables our goals. The Company will review these policies and may adopt a different approach in the future if circumstances warrant a change. The Board is responsible for overseeing strategic planning, organizational design and effectiveness, systemic risk management and progress of our critical projects, and receives frequent, periodic reports from management. Management and the Board are focused on a singular the vision, mission and goal of the Company, and delivering financial, natural and social impacts, that are all designed to enhancing shareholder value, management and strategic planning and oversight of Company operations. We believe that our directors provide independent and effective oversight of the systemic risk management function process, especially through strategic and organization reviews and continuous dialogue between the Board and our management.

BOARD DESIGNATION RIGHTS

On September 7, 2021, Comstock entered into and closed under a Securities Exchange Agreement with the shareholders of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”), in order to acquire 100% of the issued and outstanding equity of Comstock Innovations. In connection with the acquisition, the Company agreed to appoint a designee of one of the former shareholders of Triple Point Asset Management LLC (“TPAM”), to the Company’s Board of Directors for so long as TPAM continues to hold more than 4.9% of the Company’s issued and outstanding common stock. TPAM designated Kevin Kreisler, the Company’s current president and chief technical officer, for appointment to the Company’s Board of Directors in connection with the foregoing agreement. Mr. Kreisler was elected to the Board of Directors of the Company on May 26, 2022.

CODE OF CONDUCT AND ETHICS

The Code of Conduct and Ethics applies to all employees, including senior executives, and all directors. It is intended, at a minimum, to comply with the listing standards of the NYSE American, the Sarbanes-Oxley Act of 2002 and the SEC rules adopted thereunder. Only our Board of Directors or the Audit and Finance Committee may waive the provisions of our Code of Conduct and Ethics for executive officers and directors. Our Code of Conduct and Ethics constitutes a code of ethics for purposes of Item 406 of Regulation S-K, and is posted on our website at www.comstockinc.com.

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

Members of the Audit and Finance Committee are Mr. Merrill (Chairman), Mr. Nance and Mr. Marting Jr. The Board has determined that each member of the Audit and Finance Committee meets the financial literacy requirements of the NYSE American and SEC, and that no members of Audit and Finance Committee violate the prohibition on serving as an Audit and Finance Committee member due to having participated in the preparation of our financial statements at any time during the past three years. Mr. Merrill and Mr. Nance qualify as “audit committee financial experts” as that term is defined in the rules and regulations of the SEC, and therefore meet the NYSE American financial sophistication requirement for at least two Audit and Finance Committee members. The designation of Mr. Merrill and Mr. Nance as “audit committee financial experts” does not impose on them any duties, obligations or liability that are greater than those that are generally imposed on them as members of our Audit and Finance Committee and the Board, and their designations as “audit committee financial experts” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit and Finance Committee or the Board.

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

ENVIRONMENTAL, SUSTAINABILITY, AND GOVERNANCE COMMITTEE

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

Shareholders may communicate with the full Board of Directors (including shareholder nominations), a specified committee of the Board of Directors or a specified individual member of the Board of Directors in writing by mail addressed to Comstock Inc., P.O. Box 1118, Virginia City, Nevada 89440, Attention: Chairman of the Nominating and Governance Committee. The Chairman of the Nominating and Governance Committee and his or her duly authorized agents are responsible for collecting and organizing shareholder communications. Absent a conflict of interest, the Chairman of the Nominating and Governance Committee is responsible for evaluating the materiality of each shareholder communication and determining whether further distribution is appropriate, and, if so, whether to (i) the full Board of Directors, (ii) one or more committee members, (iii) one or more Board members and/or (iv) other individuals or entities. Mr. De Gasperis was elected as a director of the Company in 2011, pursuant to the terms of his employment agreement. Mr. Kreisler was nominated as a director, pursuant to the terms of the acquisition and securities exchange agreement with Comstock Innovations on September 7, 2021, and was elected as a director of the Company on May 26, 2022.

ATTENDANCE AT ANNUAL MEETING

We expect all directors to attend the annual general meeting of shareholders each year. All seven directors attended the Company’s 2022 Annual Meeting.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2022, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

ITEM 11    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries (or by third parties as compensation for services to the Company or its subsidiaries) to its executive officers, including the Company’s principal executive officer, principal financial officer, and principal accounting officer during 2022 and 2021.

Name and Principal Position	Year (6)	Salary (6)	Bonus (6)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified deferred compensation earnings	All Other Compensation (7)	Total

Corrado De Gasperis(1)	2022	$468,234	$—	$—	$—	$—	$—	$35,126	$503,360
Chief Executive Officer	2021	$318,462	$—	$—	$147,729	$196,623	$—	$16,818	$679,632

Kevin E. Kreisler(2)	2022	$390,566	$—	$—	$—	$—	$—	$—	$390,566
Chief Technology Officer	2021	$138,269	$—	$—	$—	$—	$—	$—	$138,269

William J. McCarthy(3)	2022	$390,566	$150,000	$—	$—	$—	$—	$—	$540,566
Chief Operating Officer	2021	$142,800	$—	$—	$—	$—	$—	$—	$142,800

David J. Winsness(4)	2022	$390,566	$—	$—	$—	$—	$—	$—	$390,566
President, Comstock Fuels Corporation	2021	$137,221	$—	$—	$—	$—	$—	$—	$137,221

Rahul Bobbili(5)	2022	$390,566	$—	$—	$—	$—	$—	$—	$390,566
Chief Engineering Officer	2021	$109,423	$—	$—	$—	$—	$—	$—	$109,423

(1)	Mr. De Gasperis was hired as the chief executive officer and president of the Company effective April 21, 2010 and was appointed Executive Chairman in September 2015. Mr. De Gasperis has also periodically served and currently serves as both the principal financial officer and principal accounting officer. Mr. De Gasperis’ salary was voluntarily reduced from $360,000 to $288,000 during 2016 in conjunction with the Company's efforts to reduce administrative expenses. Non-equity incentives represent the opportunity for Mr. De Gasperis to earn back amounts voluntarily reduced between 2016 and July of 2021. The July 2021, payments of $196,623 represent the conclusion of that program. All other reflects amounts paid for personal time off ("PTO") not taken.

(2)	Mr. Kreisler was hired to serve as the Company’s president and chief financial officer effective September 7, 2021, becoming the Company's chief technology officer effective July 1, 2022.

(3)
Mr. McCarthy was hired to serve as the Company’s chief operating officer effective July 23, 2021. On January 20, 2022, the compensation committee authorized a special cash award of $150,000 to Mr. McCarthy.

(4)	Mr. Winsness was hired as the Company's chief technology officer effective September 7, 2021.

(5)	Mr. Bobbili was hired to serve as the Company’s chief engineering officer effective June 23, 2021.

(6)	On July 1, 2022, the Board of Directors approved base salaries for executives of $495,000 with the opportunity for up to 100% performance bonuses.

(7)
All other compensation reflects amounts paid as match contribution made by our PEO under our 401(k) Plan and for personal time off ("PT)") not taken. The Company did not match 401(K) contributions in 2022 or 2021. Beginning on January 1, 2023, the Company will match 100% of employee deferrals up to the first 2% of compensation for the period.

On July 1, 2022, the Board of Directors of the Company reviewed and ratified company-wide compensation programs, including new compensation for the named executive officers and independent directors of the Company, which were recommended by the Compensation Committee of the Board. The Board also modified the roles of certain named executives.

On July 1, 2022, the Board of Directors approved a performance objective based, cash incentive bonus for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. The bonuses are discretionary and based on the progress and achievement of performance objectives as depicted in the strategic plan approved by the Board of Directors. The final assessment of progress and achievement requires the compensation.

The Company philosophy is to align total compensation of its employees, including the named executive officers, with performance-based incentives that are fully with the Company’s goals for delivering value for the Company’s shareholders. These company-wide programs will include market-based salaries, profit sharing and stock-based compensation. The adoption and implementation of compensation programs are intended to support that philosophy and the interest of the Company and its shareholders by providing appropriate forms of performance-based cash and stock-based compensation alternatives that strengthen the ability of the Company to attract and retain employees and others who focus their efforts and abilities on realizing the Company’s specific objectives, and in particular, at a time when the Company is implementing aggressive development and growth plans. The roles of the Company’s named executive officers were modified as follows:

Corrado De Gasperis – Chief Executive Officer

Rahul Bobbili – Chief Engineer;
Kevin Kreisler – Chief Technology Officer;
William McCarthy – Chief Operating Officer; and
David Winsness – President Comstock Fuels.

Mr. De Gasperis is also the Company’s acting principal financial and accounting officer.

The following table sets forth the outstanding equity awards as of December 31, 2022:

		Option Awards					Stock Awards
	Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity inventive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
	Corrado De Gasperis(1)	—	—	—	$—	—	—	$—	500,000	$137,500
Chief Executive Officer

	Kevin E. Kreisler	—	—	—	$—	—	—	$—	-	$—
Chief Technology Officer

	William J. McCarthy	—	—	—	$—	—	—	$—	-	$—
Chief Operating Officer

	David J. Winsness	—	—	—	$—	—	—	$—	-	$—
President, Comstock Fuels Corporation

	Rahul Bobbili	—	—	—	$—	—	—	$—	-	$—
Chief Engineering Officer

(1)	Under the 2020 Equity Incentive Plan, Mr. De Gasperis was awarded 250,000 performance condition shares and 250,000 market condition shares with a grant date of January 4, 2021 and vesting date of January 4, 2022. The vesting of 50% of the performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and stock-based compensation was determined based on the probability of achieving each goal

EMPLOYMENT, RETIREMENT AND SEVERANCE PLANS AND AGREEMENTS

The Company has entered into employment agreements with its executive officers that provide for an annual salary, periodic bonuses, vacation, and participation in any employee plans made available to all Company employees.

Employment Agreement with Corrado De Gasperis

Mr. De Gasperis was hired to serve as our Chief Executive Officer and President effective April 21, 2010. In connection with his employment, the Company entered into an Employment Agreement with Mr. De Gasperis, which also provided for his election as a director upon closing of the recapitalization and the capital raise transactions in 2010 (“De Gasperis Employment Agreement”). The original term of the De Gasperis Employment Agreement ended on April 21, 2014, but is automatically extended for additional one-year periods unless notice of termination is provided. If a “change in control” of the Company (as defined in the agreement) occurs with less than three years remaining, then the term will be extended to three years beyond the date of the change in control. Under the agreement, Mr. De Gasperis is entitled to an annual base salary of $360,000, which Mr. De Gasperis voluntarily agreed to reduce to $288,000 until July 1, 2021, when the Board of Directors agreed to reinstate the full salary basis. On July 1, 2022, the Board of Directors agreed to increase the base salary to $495,000. Mr. De Gasperis is entitled to participate in each of our medical, pension or other employee benefit plans generally available to employees. Mr. De Gasperis is also entitled to participate in any of our incentive or compensation plans. The agreement also requires us to adopt a profit-sharing plan whereby 10% of net cash profits before principal payments of indebtedness and investments in fixed assets will be set aside for semi-annual payments to employees. The profit-sharing plan has not yet been established. If the De Gasperis Employment Agreement is terminated without cause, or due to disability, or if Mr. De Gasperis resigns for good reason (each term as defined therein), subject to execution of a release in the Company’s favor, Mr. De Gasperis shall be entitled to (i) a lump sum payment of all accrued amounts due to him through the date of his termination, (ii) continued base salary for twelve months (or thirty-six months if the termination is during the three year period following a change in control), and (iii) continuation of health and life insurance benefits for the longer of the period during which base salary is payable following termination or 18 months (unless he is entitled to participate in the health plan of a new employer). If Mr. De Gasperis’ employment is terminated due to his death, his estate is entitled to the benefits (other than continued life insurance coverage) outlined above. Upon a termination of Mr. De Gasperis' employment for cause or his resignation without good reason, he shall be entitled to a lump sum payment of all amounts due to him through the date of his termination. The De Gasperis Employment Agreement prohibits Mr. De Gasperis from competing with us during the term of his employment and for one year thereafter.

Other Executive Officer Employment Agreements

Effective September 7, 2021, the Company and Kevin E. Kreisler entered into an employment letter agreement, which shall be deemed binding with regard to the essential business and economic terms thereof, until such time as the Company and Mr. Kreisler execute and deliver more formal definitive agreements, which the parties intended to occur in connection with the approval of Company’s updated Company-wide Annual Profit Sharing Plan and Equity Compensation Plan, which shall be adopted no later than December 31, 2023 under the letter agreement. The letter agreement calls for a $250,000 base salary and an initial term of five years, subject to automatic renewal for consecutive one-year terms until either party provides conforming notice of termination. On July 1, 2022, the Board of Directors agreed to increase the base salary to $495,000. The letter agreement additionally includes restrictive covenants protecting the Company’s confidential information and competitive interests, as well as terms providing for the automatic assignment to the Company of intellectual properties developed during the term of the agreement. The Company entered into substantially similar agreements and base salary adjustments with William J. McCarthy, the Company’s chief operating officer, David J. Winsness, the president of the Company’s Comstock Fuels subsidiary, and Rahul Bobbili, the Company’s chief engineering officer, on July 23, 2021, September 7, 2021, and June 23, 2021, respectively.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans at December 31, 2022:

	(A) Number of Securities	(B) Weighted Average	(C) Number of Securities
	to be Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation Plans(1)

2020 Equity Compensation Plan - Directors (2) (3)	540,000	—	—
2020 Equity Compensation Plan - Management(2) (3)	1,230,000	—	30,000

(1)	Excluding securities reflected in column (A) above.

(2)	There are 540,000 restricted shares granted and outstanding under the 2020 plan, which vest evenly on January 1st of each year over the three-year term, ending on January 1, 2024. The restricted shares were valued at $1.06 fair value on the grant date, and the compensation cost will be recognized on a straight-line basis over the vesting term. As of December 31, 2022, there are 30,000 shares available for issuance under the 2020 plan.

(3)	The Company recognizes forfeitures under the 2020 Plan as they occur.

2011 EQUITY INCENTIVE PLAN

In 2011, the Company adopted the Comstock Mining, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2011 Plan is 1,200,000. The 2011 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based awards. The 2011 Plan expired in June 23, 2021. At December 31, 2021, there were no shares available to be issued under the Plan.

Also in May 2020, employees were granted 138,000 fully vested options to acquire common shares with an exercise price equal to the closing price of our common stock on the date of the grant and expiring on the second anniversary of the grants. During

2022 and 2011, 22,650 and 66,150 of the stock options, respectively, were repurchased and cancelled in lieu of being exercised. Cash paid for the stock options totaling $12,195 and $247,156, respectively, for the years ended December 31, 2022, and 2011 were deemed to be the incremental fair value of the stock options at the repurchase date, and was recorded as a reduction in additional paid-in capital on the consolidated balance sheets. There were no remaining stock options outstanding as of December 31, 2022.

2020 EQUITY INCENTIVE PLAN

In 2020, the Company adopted the Comstock Mining Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2020 Plan is 1,800,000. The 2020 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance awards), restricted stock units, stock options, and other types of stock-based compensation.

During the years ended December 31, 2022 and 2021, the Company recognized $190,800 in both periods for the vesting of stock awards issued in 2020. The remaining compensation of $190,800 will be recognized from January 1, 2023 through December 31, 2023.

During 2021, we granted 1,170,000 performance shares, net of 30,000 shares which were forfeited during the year ended December 31, 2022, to employees under the Comstock Mining Inc. 2020 Equity Incentive Plan (the "2020 Plan"). During 2022, we granted 60,000 shares, net of 40,000 shares forfeited during the year ended December 31, 2022 to additional employees. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next three years, and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next five years, defined on a per share value basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and stock-based compensation was determined based on the probability of achieving each goal.

The performance vesting based on the share price were valued using a path-dependent model with the following range of inputs:

	December 31, 2022	December 31, 2021
Total shares granted	40,000	1,140,000
Performance condition valuation inputs:
Performance condition shares	20,000	570,000
Stock price at grant date	$0.62 to $1.6	$1.10 to $3.5
Market condition valuation inputs:
Market condition shares	20,000	570,000
Stock price	$0.62 to $1.6	$1.10 to $3.5
Volatility	95% to 96%	77% to 95%
Risk-free rate	2.51% to 2.82%	36% to 79%
Number of iterations	100,000	100,000
Fair value per share	$0.17 to $0.91	$0.41 to $2.71
Term (in years)	2.2 yrs to 2.5 yrs	1.7 yrs to 3.2 yrs

Stock-based compensation for all employee performance share grants totaling $291,197 and $273,186, respectively was recorded in the consolidated statements of operations for the years ended December 31, 2022, and 2021. No shares have vested at December 31, 2022. During the year ended December 31, 2022, 70,000 performance shares were forfeited and $41,124 in compensation that was reversed. At December 31, 2022, unamortized stock-based compensation for the 2020 equity incentive plan was $279,656 and will be amortized over the remaining vesting terms.

Remaining vesting terms for the employee performance share grants are as follows:

2023	$265,772
2024	13,884
Total remaining	$279,656

2022 EQUITY INCENTIVE PLAN

In 2022, the Company adopted the Comstock Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum number of shares of our common stock that may be delivered pursuant to awards granted under the 2022 Plan is 6,000,000. The 2022 Plan provides for the grant of various types of awards, including but not limited to, restricted stock (including performance and cash awards), incentive and non-qualified stock options, stock appreciation rights and other equity-based awards. The Company has not yet issued any grants associated with the 2022 Plan.

	Year	Summary compensation table total for PEO	Compensation paid to PEO	Average summary compensation table for non-PEO NEOs	Average compensation actually paid to non-PEO NEOs	Total Shareholder Return (1)	Net Income (Loss)
	2022	$503,360	$503,360	$428,066	$428,066	$21	$(46,738,259)
	2021	$679,632	$335,280	$131,928	$131,928	$117	$(24,583,620)

(1)	Total shareholder return is based on the value of initial fixed $100 investment

We structure our executive compensation program to align the interests of our named executive officers with the interest of our shareholders. We believe a named executive officer's compensation should be tied directly to the achievement of our strategic, financial and operating goals, which are designed to deliver value to our shareholders. Our current executive compensation structure accounts for base salary and bonuses of approximately 98% of the total compensation for our executives. Out total shareholder return decreased 79% in 2022 as compared to a return of 17% in 2021. The market price of our common stock on December 30, 2022 was $0.28 per share, a decrease of approximately 79% in 2022 from the closing price of $1.32 on January 4, 2022. Our total shareholder return decrease in 2022 correlates to an approximately 87% increase in our net loss in 2022 of $46,738,259 as compared to 2021 of $24,583,620.

DIRECTOR COMPENSATION

In May 2020, independent directors were granted a total of 135,000 common shares for past services and 180,000 common shares for current services for a total of 315,000 common shares. The fair value of the common shares issued was $0.56 per share, based on the closing price of the Company's common shares on May 28, 2020. In December 2020, directors were granted a total of 135,000 shares each of common stock, resulting in a total grant of 540,000 shares of common stock for future services, vesting in three equal increments of 45,000 shares for each director, or a total of 180,000 shares on each of January 1, 2022, 2023 and 2024. The fair value of the common shares issued was $1.06 per share, based on the closing price per share of the Company's common stock on December 30, 2020. Compensation cost totaling $572,400 will be recognized on a straight-line basis over the three-year vesting period. Compensation cost totaling $190,800 was recorded as a general and administrative expense in the consolidated statements of operations for the year ended December 31, 2022. The following table summarizes the independent directors’ compensation for 2022:

Name	Fees Earned or Paid in Cash	Stock Awards	Total(1)
Leo M. Drozdoff (1) (3)	$52,000	$47,700	$99,700
Walter A. Marting Jr. (2) (4)	47,000	47,700	94,700
Judd B. Merrill (2) (5)	52,000	47,700	99,700
William J. Nance (2) (6)	47,000	47,700	94,700
Kristin Slanina	30,000	—	30,000
Total directors cash compensation	$228,000	$190,800	$418,800

(1)	No payment included interest.

(2)	Under the 2020Equity Incentive Plan, each member was granted 135,000 shares of common stock under the Plan besting in three equal 1/3 increments of 45,000 shares on January 1, 2022, January 1, 2023 and January 1, 2024. The total value on grant date of December 31, 2020 was $143,100 with a stock price of $1.06 on grant date.

(3)	Includes $10,000 in committee chair fees paid in 2022.

(4)	Includes $5,000 in committee chair fees paid in 2022.

(5)	Includes $10,000 in committee chair fees paid in 2022.

(6)	Includes $5,000 in committee chair fees paid in 2022.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth, at March 16, 2023, information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

		Amount of
	Title of	Beneficial	Percentage
Name and Address(1)	Class	Ownership	of Class(2)

Kevin E. Kreisler(3)	Common	5,000,000	4.9%
David J. Winsness(4)	Common	2,000,000	2.0%
William J. McCarthy	Common	1,500,000	1.5%
Rahul Bobbili	Common	1,000,000	1.0%
Corrado De Gasperis(5)	Common	608,180	0.6%
Leo M. Drozdoff(6)	Common	360,000	0.4%
William J. Nance(6)	Common	232,000	0.2%
Walter A. Marting Jr.(6)	Common	225,000	0.2%
Judd B. Merrill(6)	Common	135,100	0.1%

All directors and officers as a group	Common	11,060,280	10.9%

(1)	The address of each shareholder is c/o Comstock Inc., 117 American Flat Road, Virginia City, Nevada 89440.

(2)
Applicable percentage of ownership is based on 101,673,430 shares of common stock outstanding as of March 16, 2023, together with all applicable options and warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of our common stock subject to options, warrants or other convertible securities are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of common stock shown.

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

The following related party transactions occurred during the years ended December 31, 2022 and 2021.

RENEWABLE ENERGY SEGMENT

Amendment to Asset Purchase Agreement

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asst Purchase Agreement. The Company’s chief technology officer and the president of the Company's Comstock Fuels subsidiary are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint the Company's chief technology officer to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”) on September 7, 2021 (see Note 2, Acquisitions and Investments).

Acquisition of Majority Equity Interest in LINICO Corporation

During 2021, we executed and closed under a series of agreements under which we acquired 90% of the issued and outstanding equity of LINICO Corporation (“LINICO”), in exchange for aggregate consideration of $4,500,000 in cash and 6,500,000 shares of Company common stock (See Note 2, Acquisitions and Investments).

Lease and Purchase Agreement for Battery Recycling Facility

On February 15, 2021, LINICO and Aqua Metals Reno Inc. (the “Landlord”), a subsidiary of AQMS, entered into an industrial lease (the “AQMS Lease Agreement”), for the 136,750 square foot facility, land, and related improvements located at 2500 Peru Drive, McCarran, Nevada 89343 (the “Battery Recycling Facility”). The AQMS Lease Agreement commences April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14,250,000 if the option is exercised and the sale is completed by October 1, 2022, and $15,250,000 if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1,250,000 by October 15, 2021, and a second nonrefundable deposit of $2,000,000 by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO will be responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows AQMS to retain the use of a portion of the facility for ongoing research and development activities, including operation of the lab and the use of office space. . The Company committed a plan to sell certain land, buildings and related improvements under the Battery Recycling Facility. As of December 31, 2022, the Company has assets with a net book value of $21,684,865 that met the criteria to be classified as assets held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition (subject only to terms that are usual and customary for sales of such assets), the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale generally within one year. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the Battery Recycling Facility in which LINICO has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, (See Note 8 Leases). In March 2023, the Company sold the related building, land and equipment for $27,000,000 (See Note 20, Subsequent Events).

LINICO CORPORATION

During the year ended December 31, 2022, the Company and AQMS invested $1,140,000 and $500,000, respectively, in cash investments to LINICO. As of December 31, 2022, we own 88.21% of LINICO's outstanding equity and the remaining 11.79% is owned by AQMS. One of the members of the Company’s board of directors, is the chief financial officer of AQMS.

Transactions Involving Sierra Springs Opportunity Fund

The Company provided SSOF with a total of $4,990,000 in advances (“SSOF Advances”), including $55,000 and $4,935,000 provided during the years ended December 31, 2022, and 2021, respectively. SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (See Note 2, Acquisitions and Investments). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

SSOF is currently raising additional equity financing, including sufficient proceeds to fully pay the $4,990,000 in SSOF Advances and the $9,740,000 required to close under its pending purchase agreement for Comstock’s Silver Springs Properties. The Company expects that transaction to be completed during 2023, thereby providing the Company with $14,635,000 estimated cash proceeds.

The Company’s executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $450,000 investment and 9,000,000 voting shares of our CEO and two of our directors represent 15.93% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation of any kind from either SSOF or SSE.

Other

The Company is currently assessing an agreement with an affiliate company of Kevin Kreisler, the Company’s director and chief technology officer, pursuant to which the Company would agree to acquire the majority of the issued and outstanding equity of a publicly traded entity in connection with the Company’s ongoing evaluation of various alternatives to monetize certain non-strategic assets. Pursuant to the agreement, Mr. Kreisler agreed to contribute his beneficial ownership interest in the entity to the Company for no additional consideration, and the Company agreed to reimburse certain transaction expenses of approximately $100,000 incurred by Mr. Kreisler. As of the year end December 31, 2022, no agreement has been determined between the Company and the affiliated company of Mr. Kreisler.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit and Finance Committee of the Board of Directors is composed of three independent directors and operates under a written charter adopted by the Board of Directors. The Audit and Finance Committee approves the selection of our independent registered public accounting firm.

Management is responsible for our disclosure controls, internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for issuing a report thereon. The Audit and Finance Committee’s primary responsibility is to monitor and oversee these processes and to report thereon to the Board of Directors. In this context, the Audit and Finance Committee has met privately with management and Assure CPA, LLC (“Assure CPA”), our independent registered public accounting firm. Assure has had unrestricted access to the Audit and Finance Committee.

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

The Audit and Finance Committee has reviewed and discussed the Consolidated Financial Statements with management and Assure CPA. Based on this review and these discussions, the representation of management that the Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles, and the report of Assure CPA to the Audit and Finance Committee, the Audit and Finance Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

The Audit and Finance Committee also reviews with management and the independent registered public accounting firm the results of the firm’s review of the unaudited financial statements that are included in our quarterly reports filed with the SEC on Form 10-Q.

INDEPENDENT AUDITOR FEES

The Company’s Audit and Finance Committee reviews the fees charged by our independent registered public accounting firm. The Company’s independent registered public accounting firm for the years ended 2022 and 2021 was Assure CPA. For the years ended December 31, 2022 and 2021, the fees set forth below were incurred in connection with services provided by those firms.

	2022	2021
	Assure CPA, LLC	Assure CPA, LLC
Audit Fees	$309,172	$214,222
Tax Fees	16,028	—
Other Fees	39,543	3,108
Total fees	$364,743	$217,330

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

Our Audit and Finance Committee requires that our independent auditor, in conjunction with our Chief Executive Officer who is also the Chief Accounting Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit and Finance Committee about each service to be provided and must provide detail as to the particular service to be provided. Our Audit and Finance Committee Chair and Audit and Finance Committee financial expert is Judd Merrill.

PART IV

ITEM 15    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and notes are filed as part of this annual report on Form 10K:

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

The following are exhibits filed as part of the Company’s Form 10K for the year ended December 31, 2022:

Index to Exhibits

Exhibit Number	Exhibit

Articles of Incorporation (previously filed with Securities and Exchange Commission on June 2, 2022 as exhibit 3.1 to the Company's Current Form 8-K (file number 001-35200/film number22988695) and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed with Securities and Exchange Commission on June 2, 2022 as exhibit 3.2 to the Company’s Current Report on Form 8-K (file number 001-35200/film number 22988695) and incorporated herein by reference)[1]

10.2#
Comstock Inc. 2022 Equity Incentive Plan (previously filed with the Securities and Exchange Commission on April 15, 2022 as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (file number 22828907) and incorporated herein by reference)

10.3#
Employment Agreement, dated as of April 21, 2010, between the Company and Corrado De Gasperis (previously filed with the Securities and Exchange Commission on April 26, 2010 as exhibit 10.1 to the Company’s Form 8-K (file number 10769447) and incorporated herein by reference)

10.4
Limited Liability Company Operating Agreement of Northern Comstock LLC, dated as of October 19, 2010 (previously filed with the Securities and Exchange Commission on October 21, 2010 as exhibit 10.5 to the Company’s Form 8-K (file number 101134166) and incorporated herein by reference)

10.5
First Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated August 27, 2015 (previously filed with the Securities and Exchange Commission on August 27, 2015 as exhibit 10.1 to the Company's Form 8-K (file number 151077115) and incorporated herein by reference)

10.6
Second Amendment to the Limited Liability Company Operating Agreement of Northern Comstock LLC, dated September 28, 2015 (previously filed with the Securities and Exchange Commission on October 23, 2015 as exhibit 10.1 to the Company's Form 10-Q (file number 151173376) and incorporated herein by reference)

10.7#
Amendment to Employment Agreement dated November 2, 2012 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.8#
Amendment to No. 2 To Employment Agreement dated January 31, 2014 (previously filed with the Securities and Exchange Commission as exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (file number 14707727) and incorporated by reference herein)

10.35
Common Stock Purchase Agreement, dated March 1, 2021 (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

10.36
Letter Agreement, dated February 22, 2021 between Comstock Mining Inc. and Noble Capital Markets, Inc. (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.2 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

10.37
Common Stock Purchase Agreement, dated March 2, 2021 (previously filed with the Securities and Exchange Commission on March 3, 2021 as exhibit 10.1 to the Company’s Form 8-K (file number 001-35200/film number 21705215 and incorporated herein by reference)

10.38
Membership Interest Purchase Agreement, dated June 24, 2021, between Quantum Generative Materials LLC and Comstock Mining Inc. (previously filed with the Securities and Exchange Commission on June 28, 2021 as exhibit 10.01 to the Company’s Form 8-K (file number 001-35200/film number 211053603) and incorporated herein by reference).

1

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

10.49*	Promissory Note, dated October 25, 2022, between Comstock Inc. and Alvin Fund LLC

10.50
SECURITIES PURCHASE AGREEMENT dated as of December 16, 2022, is by and among Comstock Inc. and Ionic Ventures, LLC (previously filed with Securities and Exchange Commission on December 19, 2022 as exhibit 10.1 to the Company's Form 8-5 (file number 001-35200/film number 221469570 and incorporated herein by reference).

10.51
8.0% CONVERTIBLE PROMISSORY NOTE DUE MARCH 16, 2024 (previously filed with Securities and Exchange Commission on December 19, 2022 as exhibit 10.2 to the Company's Form 8-K (file number 001-35200/film number 221469570 and incorporated herein by reference).

21*	Subsidiaries

23.1*	Consent of Assure CPA, LLC

23.2*	Consent of Behre Dolbear & Company (USA) Inc.

24*	Powers of Attorney (included on signature page)

31*
Certification of Principal Executive Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine Safety Disclosures

96.1*	Technical Report Summary of the Dayton Consolidated Project

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements
* Filed herewith.
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
Principal Accounting Officer
Principal Financial Officer)
Date: March 16, 2023

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

Signature	Title	Date

/s/ CORRADO DE GASPERIS	Executive Chairman, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer	March 16, 2023
CORRADO DE GASPERIS
/s/ KEVIN KREISLER	Director	March 16, 2023
KEVIN KREISLER
/s/ LEO M. DROZDOFF	Director	March 16, 2023
LEO M. DROZDOFF
/s/ WALTER A. MARTING, JR.	Director	March 16, 2023
WALTER A. MARTING, JR.
/s/ JUDD B. MERRILL	Director	March 16, 2023
JUDD B. MERRILL
/s/ WILLIAM J. NANCE	Director	March 16, 2023
WILLIAM J. NANCE
/s/ KRISTIN SLANINA	Director	March 16, 2023
KRISTIN SLANINA