Form 10-Q
period 2023-03-31
Comstock Inc.
filed 2023-05-03
CIK 1120970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

The number of shares outstanding of Common Stock, $0.000666 par value per share, on May 3, 2023 was 102,707,603.

COMSTOCK INC.
FORM 10Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements but are not the exclusive means of doing so. Forward-looking statements include statements about matters such as: future market conditions; future explorations or acquisitions; future changes in our research, development and exploration activities; future financial, natural, and social gains; future prices and sales of, and demand for, our products and services; land entitlements and uses; permits; production capacity and operations; operating and overhead costs; future capital expenditures and their impact on us; operational and management changes (including changes in the Board of Directors); changes in business strategies, planning and tactics; future employment and contributions of personnel, including consultants; future land and asset sales; investments, acquisitions, joint ventures, strategic alliances, business combinations, operational, tax, financial and restructuring initiatives, including the nature, timing and accounting for restructuring charges, derivative assets and liabilities and the impact thereof; contingencies; litigation, administrative or arbitration proceedings; environmental compliance and changes in the regulatory environment; offerings, limitations on sales or offering of equity or debt securities, including asset sales and associated costs; business opportunities, growth rates, future working capital needs, revenues, variable costs, throughput rates, operating expenses, debt levels, cash flows, margins, taxes and earnings.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties, many of which are unforeseeable and beyond our control and could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the following: adverse effects of climate changes or natural disasters; adverse effects of global or regional pandemic disease spread or other crises; global economic and capital market uncertainties; the speculative nature of gold or mineral exploration, and lithium, nickel and cobalt recycling, including risks of diminishing quantities or grades of qualified resources; operational or technical difficulties in connection with exploration, metal recycling, processing or mining activities; costs, hazards and uncertainties associated with precious and other metal based activities, including environmentally friendly and economically enhancing clean mining and processing technologies, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production; costs, hazards and uncertainties associated with metal recycling, processing or mining activities; contests over our title to properties; potential dilution to our stockholders from our stock issuances, recapitalization and balance sheet restructuring activities; potential inability to comply with applicable government regulations or law; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays; challenges to, or potential inability to, achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving battery technology and efficacy, quantum computing and generative artificial intelligence supported advanced materials development, development of cellulosic technology in bio-fuels and related material production; commercialization of cellulosic technology in bio-fuels and generative artificial intelligence development services; ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to capital constraints; equipment failures; fluctuation of prices for gold or certain other commodities (such as silver, zinc, lithium, nickel, cobalt, cyanide, water, diesel, gasoline and alternative fuels and electricity); changes in generally accepted accounting principles; adverse effects of war, mass shooting, terrorism and geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to satisfy debt and lease obligations; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the Securities and Exchange Commission; potential inability to list our securities on any securities exchange or market or maintain the listing of our securities; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

This page intentionally left blank.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS

Current Assets:
Cash, cash equivalents and restricted cash	$8,105,256	$2,521,772
Notes receivable and advances, net - current portion	5,556,267	5,012,275
Assets held for sale	20,460,978	21,684,865
Deposits - current portion	520,098	809,583
Prepaid expenses and other current assets	869,147	739,118
Total current assets	35,511,746	30,767,613

Noncurrent Assets:
Investments	18,319,162	18,784,327
Mineral rights and properties	13,302,013	12,571,418
Properties, plant and equipment, net	13,411,461	13,474,094
Construction in progress	443,623	—
Reclamation bond deposit	2,754,058	2,727,815
Notes receivable and advances, net	970,771	959,318
Intangible assets, net	17,163,230	17,663,681
Finance lease - right of use asset, net	2,900,965	2,911,458
Other assets	214,276	194,035
Total noncurrent assets	69,479,559	69,286,146

TOTAL ASSETS	$104,991,305	$100,053,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$590,954	$714,077
Accrued expenses and other liabilities	2,152,707	1,719,597
Deposits	510,100	422,603
Deferred liabilities	12,502	—
Derivative liabilities	11,916,205	14,545,800
Liabilities, held for sale	21,940,904	12,021,566
Finance lease - right of use lease liability	389,294	409,143
Debt, net - current portion	3,431,419	1,795,890
Total current liabilities	40,944,085	31,628,676

Long Term Liabilities:
Reclamation liability	5,318,591	5,226,505
Finance lease - right of use lease liability, non-current portion	417,750	406,968
Debt, net - non-current portion	3,642,520	6,121,443
Other liabilities	349,954	306,708
Total long-term liabilities	9,728,815	12,061,624

Total liabilities	50,672,900	43,690,300

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Equity
Preferred Stock $.000666 par value, 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.000666 par value, 245,000,000 shares authorized, 103,035,152 and 91,442,018 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	68,501	60,660
Treasury stock 2,605,323 and 2,605,323 shares, at cost, at March 31, 2023 and December 31, 2022, respectively	(3,360,867)	(3,360,867)
Additional paid-in capital	352,064,106	348,390,556
Accumulated deficit	(297,160,369)	(291,491,432)
Total equity - Comstock Inc.	51,611,371	53,598,917
Non controlling interest	2,707,034	2,764,542
Total stockholders' equity	54,318,405	56,363,459
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$104,991,305	$100,053,759

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Revenue	$30,750	$54,625

Operating expenses:
Selling, general and administrative expenses	3,386,972	2,402,766
Research and development	1,268,379	1,195,418
Depreciation & amortization	631,041	844,529
Gain on sale of property	(178,193)	—
Total operating expenses	5,108,199	4,442,713

Loss from operations	(5,077,449)	(4,388,088)

Other Income (Expense)
Gain (loss) on investments	—	351,624
Interest expense	(615,178)	(324,724)
Interest income	45,857	356,861
Change in fair value of derivative instruments	698,595	3,065,000
Loss on conversion of debt	(270,456)	—
Impairment of intangible assets	—	(1,966,969)
Impairment of investments, net recovery	—	(2,509,920)
Other income (expense)	(463,111)	(1,130,807)
Total other income (expense), net	(604,293)	(2,158,935)

Net loss	(5,681,742)	(6,547,023)

Net loss attributable to noncontrolling interest	(12,805)	(168,468)

Net loss attributable to Comstock Inc.	$(5,668,937)	$(6,378,555)

Weighted average common shares outstanding, basic and diluted	94,715,215	67,351,776

Earnings per Share - Basic and Diluted:
Net loss per share - basic and diluted	$(0.06)	$(0.09)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock	Non-Controlling
	Shares	Amount	Paid in Capital	Deficit	Amount	Interest	Total
BALANCE - January 1, 2022	71,207,832	$47,065	$338,936,145	$(245,542,688)	$(3,870,000)	$3,400,000	$92,970,522

Common stock received and cancelled in the rescission of the LPB transaction	(3,500,000)	(2,331)	(5,107,669)	—	—	—	(5,110,000)
Common stock issuance costs	—	—	(70,000)	—	—	—	(70,000)
Capital contribution to LINICO by Aqua Metals	—	—	176,695	—	—	323,305	500,000
Employee and director share-based compensation	—	119	108,480	—	—	—	108,599
Sales of treasury shares (1,485 common shares)	—	—	805	—	1,916	—	2,721
Net loss	—	—	—	(6,378,555)	—	(168,468)	(6,547,023)
BALANCE - March 31, 2022	67,707,832	$44,853	$334,044,456	$(251,921,243)	$(3,868,084)	$3,554,837	$81,854,819

BALANCE - January 1, 2023	91,442,018	$60,660	$348,390,556	$(291,491,432)	$(3,360,867)	$2,764,542	$56,363,459

Issuance of common stock	6,090,276	4,056	2,145,944	—	—	—	2,150,000
Common stock issuance costs	—	—	(607,620)	—	—	—	(607,620)
Issuance of common stock for stock issuance costs	963,445	642	349,358	—	—	—	350,000
Issuance of common stock for conversion of debt and accrued interest	4,539,413	3,023	1,659,700	—	—	—	1,662,723
Employee and director share-based compensation	—	120	126,168	—	—	—	126,288
LINICO dividends earned by AQMS not distributed	—	—	—	—	—	(44,703)	(44,703)
Net loss	—	—	—	(5,668,937)	—	(12,805)	(5,681,742)
BALANCE - March 31, 2023	103,035,152	$68,501	$352,064,106	$(297,160,369)	$(3,360,867)	$2,707,034	$54,318,405

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COMSTOCK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,681,742)	$(6,547,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120,097	264,257
Amortization of finance leases	10,493	—
Amortization on discount associated with finance leases	195,712	—
Amortization of debt discount and other debt-related items	252,370	42,812
Amortization of intangibles	500,451	580,274
Accretion (reduction) of reclamation liability	92,086	82,316
Accretion of discount on MCU Philippines, Inc. note receivable	—	(30,093)
Amortization of discount on Daney Ranch note receivable	(12,240)	—
Gain on sale of property	(178,193)	—
Loss on conversion of debt	270,456	—
Employee and director share based compensation	126,288	108,599
Change in fair value of derivative instruments	(698,595)	(3,065,000)
Loss on change in fair value of equity securities	—	55,769
Loss on sale of equity securities	—	(407,393)
Share of net loss of equity-method investments	465,165	266,903
Impairment of MCU-P note receivable	—	1,966,969
Loss on write off of investments in MCU and MCU-P	—	2,117,299
Impairment of Flux Photon intangibles	—	338,034
Change in fair value of Tonogold Resources, Inc. note receivable	—	605,000
Impairment of LPB investment	—	54,587

Changes in operating assets and liabilities:
Prepaid expenses	(130,029)	(139,979)
Deposits - asset	289,485	58,848
Other assets	100,948	33,451
Accounts payable	(123,119)	(327,140)
Accrued expenses, other liabilities and deposits	450,961	80,272
Deposits - liability	100,000	—
Net cash provided by (used in) operating activities	(3,849,406)	(3,861,238)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of intangible	—	(500,000)
Payments on contractual commitments associated with derivatives	(1,775,000)	—
Advances to Sierra Springs Opportunity Fund, Inc.	(550,000)	(1,300,000)
Proceeds from sale of AQMS lease and related assets	11,000,000	—
Proceeds from repayment by Sierra Springs Opportunity Fund, Inc.	—	1,300,000
Proceeds from Tonogold option agreement	—	750,000
Additions to construction in progress	—	(95,214)
Proceeds from sale of equity securities	—	169,701

	Three Months Ended March 31,
	2023	2022
Purchase of mineral and water rights and property, plant and equipment	(788,059)	(553,200)
Other	(19,447)	2,438
Net cash provided by (used in) investing activities	7,867,494	(226,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,150,000	—
Proceeds from sale of treasury stock	—	2,721
Payments on finance leases	(326,984)	(8,389)
Capital contributed to LINICO from AQMS	—	500,000
Common stock issuance costs	(257,620)	(70,000)
Net cash provided by financing activities	1,565,396	424,332
Net increase (decrease) in cash and cash equivalents	5,583,484	(3,663,181)
Cash and cash equivalents at beginning of period	2,521,772	5,912,188
Cash and cash equivalents at end of period	$8,105,256	$2,249,007

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for debt conversion and accrued interest	$1,662,723	$—
Issuance of common shares for Leviston due diligence and commitment fees	$350,000	$—
Common stock received in the rescission of the LPB transaction	$—	$5,110,000
Tonogold note receivable exchanged for option	$—	$(6,650,000)

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Comstock Inc. and its wholly-owned subsidiaries, Comstock Fuels Corporation ("Comstock Fuels"), Comstock Metals Corporation ("Comstock Metals") and its 88.22% owned subsidiary LINICO Corporation ("LINICO"), Comstock Innovation Corporation (“Comstock Innovations”), Comstock IP Holdings LLC ("Comstock IP Holdings"), Comstock Engineering Corporation ("Comstock Engineering"), Comstock Mining LLC, Comstock Processing LLC, Comstock Northern Exploration LLC, Comstock Exploration and Development LLC, Comstock Real Estate Inc., Comstock Industrial LLC, MANA Corporation ("MANA"), Downtown Silver Springs LLC ("DTSS") and MCU Philippines, since its acquisition in June 2022. Intercompany transactions have been eliminated. The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Operating results for the three months ended March 31, 2023 may not be indicative of full year 2023 results.

In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2023, and our results of operations, changes in equity and cash flows for the three months ended March 31, 2023 and 2022.

DESCRIPTION OF THE BUSINESS

Comstock innovates technologies that enable systemic decarbonization and circularity by efficiently converting under-utilized waste and renewable natural resources into fuels, metals and electrification products that contribute to balancing global uses and emissions of carbon and accelerate more efficient and effective mineral and material discoveries.

Our strategic plan is based on innovating and enabling material science solutions and using our technologies to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a profitable, balanced short cycle ecosystem that continuously offsets, recycles, and/or neutralizes carbon emissions.

Comstock Fuels – Most renewable fuels draw from the same feedstock pool, but the total supply can only meet a small fraction of the demand. Our technologies unblock that constraint by converting abundant but underutilized lignocellulosic biomass into biointermediates for refining into renewable fuels. Our team recently demonstrated commercial readiness with unprecedented yields approaching 100 gallons of fuel per dry ton of feedstock on a gasoline gallon equivalent basis.

Comstock Metals – The world is focused on the production of energy generation and storage technologies to reduce reliance on fossil fuels, including lithium-ion batteries (“LIBs”), photovoltaics, and fuel cells. Each of these technologies relies on scarce critical metals, increasing global demand for primary metal mining and recycling. During 2022, we deployed a pilot system to validate technologies for use in efficiently crushing, conditioning, extracting, and recycling high purity metal concentrates from these types of electronic devices. We also expanded our leadership team, permitted a universal waste storage facility and, opportunistically entered into an agreement to sell an existing facility for net estimated cash proceeds of over $14 million.

Comstock Mining – We own or control twelve square miles of patented mining claims, unpatented mining claims, and surface parcels, covering six and a half miles of continuous mineral strike length. We recently facilitated two SK-1300 technical reports confirming Measured and Indicated resources of 605,000 ounces of gold and 5,880,000 ounces of silver, plus Inferred resources of 297,000 ounces of gold and 2,572,000 ounces of silver. We have amassed one of the largest historical and current data repository for the Comstock historic district and plan on enhancing that data with hyperspectral orbital imaging and generative artificial intelligence (“AI”) solutions that provide prospecting analytics and enable more effective mineral discovery.

Artificial Intelligence –Quantum Generative Materials LLC ("GenMat"), our 48% owned subsidiary, has developed and launched a new generative AI to simulate critical properties of known materials during calibration testing late last year. GenMat also used its AI to simulate new material characteristics and these generative AI models can be employed today for commercial use on their existing high-performance computing platform, well before quantum computers become mainstream.

The Company’s strategic investments in the further demonstrate our commitment to sustainable innovation. Sierra Springs Opportunity Fund ("SSOF") and its subsidiaries support responsible, sustainable economic growth in Silver Springs, NV and our northern Nevada communities.

LIQUIDITY AND CAPITAL RESOURCES

The Condensed Consolidated Financial Statements are prepared on the going concern basis of accounting that assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has had recurring net losses from operations and had an accumulated deficit of $297.2 million at March 31, 2023. For the three months ended March 31, 2023, the Company recognized a net loss of $5.7 million and cash and cash equivalents increased by $5.6 million from $2.5 million at December 31, 2022 to $8.1 million at March 31, 2023. The Company intends to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, planned licensing, sales and cash inflows from our lignocellulosic and metal recycling technologies and related engineering services. Based on these expected funding sources, management believes the Company will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the Condensed Consolidated Financial Statements included herein. While the Company has been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, borrowings and various other means, there is no assurance the Company will be able to obtain additional equity capital or other financing, if needed. Risks to our liquidity include future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of sale proceeds from our non-strategic assets and other investments, amounts to be raised from the issuance of equity under our existing shelf registration statement, and repayments of the advances to SSOF. Risks to our liquidity also include declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we are unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, and/or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2023 financial statement presentation. Reclassifications had no effect on net income (loss) or cash flows as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2022, the FASB issued ASU 2022-03 (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value, and an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments require certain disclosures for equity securities subject to contractual sale restrictions, including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction, and the circumstances that could cause a lapse in the restriction. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2        INVESTMENTS

Summary of Investments

At March 31, 2023 and December 31, 2022 our non-current investments include:

	March 31, 2023		December 31, 2022
Equity Method Investments:	Investment	Ownership %	Investment	Ownership %
Quantum Generative Materials LLC	$12,868,811	48.19%	$13,312,433	48.19%
Pelen Limited Liability Company	597,641	25.00%	619,184	25.00%
Total equity method investments	13,466,452		13,931,617
Alternative Measurement Method Investments:
Green Li-ion Pte. Ltd.	4,517,710		4,517,710
Sierra Springs Opportunity Fund, Inc., at cost	335,000		335,000
Total Investments	$18,319,162		$18,784,327

Summary financial information for affiliated companies (20% to 50%-owned) accounted for by the equity method is as follows:

	March 31, 2023*	December 31, 2022*
Current assets	$669,124	$1,023,023
Non-current assets	9,979,955	12,034,506
Current liabilities	3,625	89,584
Non-current liabilities	—	—

	March 31, 2023*	March 31, 2022*
Revenues	17,450	73,697
Gross Profit	17,450	73,697

Net income (loss) and net income (loss) attributable to the entity	$(1,269,167)	$(2,956,597)
* The information is presented as of December 31, 2022 and September 30, 2022, and for the three months ended December 31, 2022 and 2021, respectively. All equity method investments are accounted for on a one-quarter lag.

The excess of our investment values over the net assets of the individual equity method investees is comprised of goodwill and mineral interest. We periodically assess the net assets of our equity method investees and confirm there are no other assets that may require additional adjustments. Significant amounts due to and from equity method investees included in the summarized financial information include the aggregate value of the Company's stock held by investees and make-whole derivatives of $8.9 million and $10.9 million, which is included in non-current assets as of March 31, 2023 and December 31, 2022, respectively, in the table above.

Investment in Quantum Generative Materials LLC

On June 24, 2021, we invested in the equity of GenMat, and we received 465,000 membership units and committed $5,000,000 in cash and $10,000,000 in guaranteed stock value for a total of $15,000,000 for the initial seed investment and committed an additional $35,000,000 based upon GenMat’s realization of key development milestones, for up to 50% ownership of GenMat. At closing we issued 3,000,000 restricted shares of our common stock with a fair value of $10,530,000 toward the $10,000,000 required stock purchase price and recorded a $530,000 related derivative asset (See Note 10, Equity). Through December 31, 2022, we paid $7,450,000 consisting of the full $5,000,000 cash commitment and $2,450,000 against the make-whole for the deficiency in the common stock value. During the three months ended March 31, 2023 and 2022, we paid $1,200,000 and $0, respectively, against the make-whole for the deficiency in common stock value.

For the three months ended March 31, 2023 and 2022, the Company recorded $443,622 and $205,405, respectively, in equity loss from affiliates for our investment in GenMat at 37.5% of voting rights since 165,000 membership units were not vested as of March 31, 2023.

The Company’s executive chairman and chief executive officer serves as the chairman of GenMat and the Company’s chief technology officer and another employee of the Company serve on the board of directors of GenMat. The GenMat board of directors is composed of the three employees of the Company having one vote each along with the chief executive officer and founder of GenMat who receives four votes. The Company's chief executive officer, chief technology officer and employee of the Company have not received compensation of any kind from GenMat.

Investment in Pelen LLC

In April 2020, the Company invested $602,500 in Pelen LLC in exchange for 25% ownership and retained an option to purchase the remaining 75% ownership interest. At March 31, 2023 and December 31, 2022, the balance of option payments applicable to the purchase price totaled $150,000 and are included in deposits on the condensed consolidated balance sheets.

The Company recorded $21,543 in equity loss from affiliates and $16,755 in equity income from affiliates for its investment in Pelen for the three months ended March 31, 2023 and 2022, respectively.

Investment in Green Li-ion Pte, Ltd.

As part of our acquisition of the LINICO assets on December 30, 2021, we acquired 20.22% of Green Li-ion Pte, Ltd., a Singaporean company ("Green Li-ion"). The investment had a fair value of $4,577,000 at acquisition and was accounted for under the equity method through March 31, 2022.

On January 5, 2022 and April 11, 2022, Green Li-ion issued additional equity and decreased our ownership to 16.45%, resulting in the loss of our ability to exercise significant influence. Accordingly, we elected the measurement alternative for equity investments that do not have a readily determinable fair value and we are now accounting for the investment at cost, with all losses previously recognized under the equity method remaining as part of the carrying value of the investment.

On February 28, 2023, Green Li-ion issued additional equity and decreased our ownership to 14.01%. The Company monitors additional equity issuances of Green Li-ion to assess whether the equity securities are similar instruments requiring adjustments of the investment carrying values to fair value. At March 31, 2023, no adjustments were made to the investment's carrying value as a result of Green Li-ion equity raises. For the three months ended March 31, 2022, we recognized $59,290, in equity losses from affiliates for the investment in Green Li-ion. After March 31, 2022, the investment is accounted for using the alternative cost method.

Investment in LP Biosciences LLC

On February 28, 2022, the LP Biosciences LLC ("LPB") 2021 transactions were terminated and each of the parties were relieved of their respective rights, liabilities, expenses, and obligations under the transactions except termination obligations. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt. The combined value of $5,110,000, representing the carrying value of our investment of $4,173,000 and the derivative asset of $937,000, was recorded directly to additional paid-in capital in the statement of equity as of March 31, 2022. The original acquisition cost of $10,812,669 was recognized as a reduction in equity.

For the three months ended March 31, 2022, the Company recorded other expense of approximately $250,000 in the condensed consolidated statement of operations, in connection with the termination of the transaction. There were no such expense in 2023.

Investment in Mercury Clean Up LLC and MCU Philippines, Inc.

In March 2022, based on the lack of a known, cash-generating operating sites for MCU-P operations, and the costs associated with relocating and deploying to a new site, there is no known reasonable possibility of future cash flows from MCU and MCU-P and we determined that the investment was not recoverable. During the three months ended March 31, 2022, investment of $1,960,448 in MCU and the investment of $494,884 and notes receivable of $1,628,913 to MCU-P were deemed unrecoverable, and all amounts were fully impaired.

On June 18, 2022, the members of MCU agreed to distribute 100% of MCU's assets to the Company, including the cash held by MCU and MCU-P of $895,204 and the remaining 50% of MCU-P common stock, in exchange for forgiveness of the debt owed by MCU-P to the Company which was fully impaired in the three months ended March 31, 2022. The cash and proceeds of assets liquidated of $895,204 were recognized as a recovery of impairment of assets in other income (expense) of the Company with $590,000 coming from MCU and $305,204 coming from MCU-P during the second quarter of 2022.

As of June 18, 2022, the Company owns 100% of the membership interest of MCU, which has since been dissolved, and 100% of the stock of MCU-P, respectively. The carrying value of the investment on the acquisition date of both MCU and MCU-P was $0 and the net assets remaining after distributing the cash in repayment of the note receivable were insignificant. MCU and MCU-P hold equipment that was fully impaired prior to the acquisitions, and the remaining net assets include insignificant amounts of cash and accounts payable.

The Company recorded equity losses from affiliates for the investment in MCU of $0 and $14,578 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded equity losses from affiliates for the investment in MCU-P of $0 and $4,385 for the three months ended March 31, 2023 and 2022, respectively.

Investment in Sierra Springs Opportunity Fund, Inc.

During 2019, the Company invested $335,000 into a qualified opportunity zone fund, SSOF which owns Sierra Springs Enterprises, Inc. ("SSE"), a qualified opportunity zone business. At March 31, 2023, our $335,000 investment in SSOF and 6,700,000 voting shares represent 11.64% of the total, fully diluted SSOF common shares. The Company monitors additional equity issuances of SSOF to assess whether the equity securities are similar instruments requiring adjustments of the investment carrying values to fair value. The Company did not make any adjustments to the investments carrying value. At March 31, 2023 and December 31, 2022, the Company’s investment in SSOF is presented on the condensed consolidated balance sheets as a non-current investment. The Company's CEO is an executive and director of SSOF.

The SSOF investment is accounted for at cost less impairment as there is no ready market for the investment units and is recorded to non-current investments on the condensed consolidated balance sheets. Management identified no events or changes in circumstances that might have a significant adverse effect on the carrying value of the investment. Management concluded it was impractical to estimate fair value due to the early stages of the fund and the absence of a public market for its stock.

The Company’s maximum exposure to loss as a result of its involvement with SSOF is limited to its initial investment of $335,000 and the advances of $5,540,000 outstanding at March 31, 2023.

NOTE 3        NOTES RECEIVABLE AND ADVANCES, NET

Notes receivable and advances, net at March 31, 2023 and December 31, 2022 include:

	March 31, 2023	December 31, 2022
Current portion
Sierra Springs advances receivable	$5,540,000	$4,990,000
Other notes receivable	16,267	22,275
Total notes receivable and advances, current portion	$5,556,267	$5,012,275

Non-current portion
Daney Ranch note receivable	$992,210	$993,000
Unamortized discount for implied interest	(21,439)	(33,682)
Daney Ranch note receivable, net of discount	970,771	959,318
Total notes receivable and advances, non-current portion, net	$970,771	$959,318

Daney Ranch Sale

In August 2022, the Company sold the Daney Ranch and issued a 10-year $993,000 note receivable maturing in August 2032 to the former lessee and purchaser (see Note 7, Leases). The note bears interest at 2% for the first year and 7% for the remaining term. The note may be prepaid, in full or in part, at any time without penalty. The note is secured by a second priority security interest in the property. The present value of the future interest and principal payments using a prevailing rate for similar loans of 7% was less than the face amount of the loan at issuance and we recognized an initial discount of $51,909. The discount is being amortized into interest income over the first year of the note and the note is measured on an amortized cost basis. During the three months ended March 31, 2023 and 2022, we recognized interest income of $17,139 and $0, respectively.

Tonogold Note Receivable

In September 2020, the Company sold its 100% ownership interest in Comstock Mining LLC whose sole assets were the Lucerne properties and related permits (“Comstock Lucerne”), to Tonogold Resources, Inc. ("Tonogold") for cash and debt.

On March 26, 2022, we entered into an option agreement with Tonogold (the "Lucerne Option") where we agreed to extinguish the Tonogold note receivable in exchange for 100% of the membership interests of Comstock Mining LLC and a payment of $750,000. The agreement provided Tonogold with the option to repurchase the Comstock Mining LLC membership interests. The Lucerne Option expired at December 31, 2022, and all agreements were terminated due to the failure to pay the Company timely.

On March 26, 2022, in connection with the option agreement, we extinguished the Tonogold note receivable principal of $6,650,000 in exchange for the membership interests of Comstock Mining and the Lucerne Option. We accounted for the note receivable using the fair value option. For the three months ended March 31, 2023 and 2022, we recognized a loss in other income and expense on the consolidated statement of operations for the changes in fair value of the Tonogold note receivable of $0 and $605,000, respectively.

Advances to Sierra Springs Opportunity Fund, Inc.

For the three months ended March 31, 2023 and 2022, the Company provided SSOF advances of $550,000 and $1,300,000, respectively. The $1,300,000 amount was fully repaid on January 26, 2022. SSOF used the advances payments on land options and working capital associated with the investments in qualified businesses in the opportunity zone. Total advances outstanding at March 31, 2023 and December 31, 2022 were $5,540,000 and $4,990,000, respectively. The advances are non-interest bearing.

NOTE 4        PROPERTY, PLANT AND EQUIPMENT, NET AND MINERAL RIGHTS

Properties, plant and equipment at March 31, 2023 and December 31, 2022 include the following:

	March 31, 2023	December 31, 2022
Land	$6,328,338	$6,328,338
Real property leased to third parties	1,037,049	1,037,049
Property, plant and equipment for mineral processing	27,644,745	27,644,745
Other property and equipment	5,270,355	5,212,891
Accumulated depreciation	(26,869,026)	(26,748,929)
Total property, plant and equipment, net	$13,411,461	$13,474,094

During the three months ended March 31, 2023 and March 31, 2022, we recognized depreciation expense of $120,097 and $137,816, respectively.

Mineral Rights and Properties

Our properties at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Comstock Mineral Estate	$12,164,013	$12,164,013
Other mineral properties	317,405	317,405
Water rights	820,595	90,000
Total mineral rights and properties	$13,302,013	$12,571,418

The Comstock Mineral Estate includes all of the Company's resource areas and exploration targets. During the three months ended March 31, 2023 and 2022, we did not record any depletion expense, as none of the properties are currently in production. All of our mineral exploration and mining lease payments are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

During the three months ended March 31, 2023, the Company acquired senior water rights (50 acre feet) and junior water rights (16 acre feet) on one of its existing properties for $730,595.

NOTE 5        INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2023 and December 31, 2022 include the following:

Description	Estimated Economic Life	March 31, 2023	December 31, 2022

Developed technologies	10 years	$19,382,402	$19,382,402
License agreements	10 years	510,752	510,752
Customer agreements	1 year	122,885	122,885
Distribution agreements	8 years	19,733	19,733
Trademarks	10 years	7,000	7,000
Accumulated amortization		(2,879,542)	(2,379,091)
Intangible assets, net		$17,163,230	$17,663,681

Accumulated amortization as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Developed technologies	$2,657,757	$2,172,594
License agreements	92,780	78,415
Customer agreements	122,885	122,884
Distribution agreements	5,245	4,497
Trademarks	875	701
Accumulated amortization	$2,879,542	$2,379,091

For the three months ended March 31, 2023 and 2022, amortization expense related to intangible assets was $500,451 and $568,309, respectively.

The Company is party to three license agreements with American Science and Technology Corporation (“AST”), pursuant to which Comstock Innovations agreed to license AST’s intellectual properties for use at three facilities in exchange for three facility-specific license fees of $500,000 each, and a royalty fee equal to 1.0% of the gross revenue of each of the first three licensed facilities. During 2022, the Company paid $500,000 toward the license fees which are recognized as an addition to intangible assets - developed technologies. The Company is also party to a research agreement with Virginia Polytechnic Institute and State University (“Virginia Tech”), and an exclusive license agreement with Virginia Tech’s affiliate, Virginia Tech Intellectual Properties, Inc. (“VTIP”) pursuant to which the Company agreed to (i) pay Virginia Tech $438,410 to conduct sponsored research; and (ii) license VTIP’s related intellectual property on a worldwide exclusive basis in exchange for a royalty fee equal to 1.0% of the applicable net sales, subject to a minimum annual royalty of $5,000 per year. For the three months ended March 31, 2023 and March 31, 2022, we paid Virginia Tech $5,800 and $103,258, respectively, for their research.

Future minimum amortization expense is as follows at March 31, 2023:

Remainder of 2023	$1,497,202
2024	1,993,499
2025	1,993,499
2026	1,993,499
2027	1,993,499
Thereafter	7,692,032
$17,163,230

Changes in the intangible assets and goodwill balances for the three months ended March 31, 2023 and 2022, are presented below:

	As of December 31, 2022	Additions	Impairment	Amortization	As of March 31, 2023
Intangible assets	$20,042,772	$—	$—	$—	$20,042,772
Accumulated amortization	(2,379,091)	—	—	(500,451)	(2,879,542)
Total intangible assets and goodwill	$17,663,681	$—	$—	$(500,451)	$17,163,230

	As of December 31, 2021	Additions	Impairment	Amortization	As of March 31, 2022
Intangible assets	$23,514,259	$500,000	$(350,000)	$—	$23,664,259
Accumulated amortization	(338,958)	—	—	(568,309)	(907,267)
Goodwill	12,788,671	—	—	—	12,788,671
Total intangible assets and goodwill	$35,963,972	$500,000	$(350,000)	$(568,309)	$35,545,663

All intangibles and goodwill are associated with the Renewable Energy segment. In 2022, the Company fully impaired the goodwill associated with acquisitions in 2021 of $12,788,671 in the renewable energy segment. Our assessment reviewed both qualitative and quantitative factors to value the estimated fair value. The Company fully impaired the goodwill associated with acquisitions in 2021 due to a decrease in the Company's stock price and market capitalization since the acquisition date. Our valuation method incorporated the present value of projected cash flows to calculate the discounted cash flows compared to the guideline for public companies. We compared the fair value as indicated by the discounted cash flows of the reporting unit to the carrying value of the goodwill and recognized a full impairment of goodwill associated with our 2021 acquisitions.

As of March 31, 2023 and December 31, 2022, assets held for sale include a lease intangible with a balance of $3,501,939 which is net of related amortization of $119,548 (see Note 7, Leases).

NOTE 6        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Accrued interest expense	$127,717	$43,398
Accrued payroll costs	559,058	627,210
Accrued executive bonuses	1,160,156	928,125
Accrued vendor liabilities	300,345	115,653
Other accrued expenses	5,431	5,211
Total accrued expenses	$2,152,707	$1,719,597

On July 1, 2022, the Board of Directors approved a performance objective based, cash incentive bonus for executives of the Company, with the potential to earn a performance bonus of up to 100% of base salary. The bonuses are discretionary and based on the progress and achievement of performance objectives as depicted in the strategic plan approved by the Board of Directors. The final assessment of progress and achievement requires the compensation committee’s approval. For the three months ended March 31, 2023 and 2022, the Company expensed $232,031 and $0, respectively, for the cash incentive bonus plan in the condensed consolidated financial statements (see Note 17, Subsequent Events).

NOTE 7        LEASES

The Company has the following lease balances recorded on the condensed consolidated balance sheets as follows:

Lease Assets and Liabilities	Classification	March 31, 2023	December 31, 2022
Finance lease right-of-use asset	Assets held for sale	$15,709,039	$15,709,039
Finance lease right-of-use asset	Finance lease - right to use asset, net	2,900,965	2,911,458
Operating lease right-of-use asset	Other current assets	40,774	42,061
Total right of use assets		$18,650,778	$18,662,558

Operating lease liability - current	Accrued expenses and other liabilities	$5,431	$5,211
Operating lease liability - long-term	Other liabilities	38,735	40,193
Finance lease liability	Liabilities - held for sale	11,899,360	12,021,566
Finance lease liability, current portion	Finance lease - Right of use lease liability	389,294	409,143
Finance lease liability	Finance lease - Right of use lease liability, long term portion	417,750	406,968
Total lease liabilities		$12,750,570	$12,883,081

The Company has the following lease costs recorded in the condensed consolidated statements of operations as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$10,493	$125,275
Interest on lease liabilities	195,712	195,611
Operating lease cost	2,525	2,525
Total lease cost	$208,730	$323,411

Other information
Operating cash flows from operating leases	$2,475	$9,350
Financing cash flows from finance leases	$—	$8,389

The Company has the following weighted average remaining lease terms and discount rates for our finance and operating leases:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term - finance leases	1.08	0.50
Weighted-average remaining lease term - operating leases	5.51	6.50
Weighted-average discount rate - finance leases	6.0%	6.0%
Weighted-average discount rate - operating leases	11.0%	11.0%

Finance Lease

AQMS Lease

LINICO, a majority-owned subsidiary of the Company, has a finance lease, as lessee, with Aqua Metals Reno Inc., a subsidiary of AQMS, for an industrial lease, including the land, buildings and related improvements (the “Facility”). AQMS is the non-controlling interest holder for LINICO and a related party. The Facility was being leased pursuant to an agreement that permitted the Company to purchase the Facility for a purchase price of $15.25 million ($3.25 million of which, was previously paid) if LINICO elects not to or is unable to purchase the Facility. On March 30, 2023, the Company delivered AQMS a notice of its irrevocable intent to exercise the option and purchase the Facility for $12,000,000 as provided by the agreement.

Assets Held for Sale

In December 2022, the Company committed a plan to sell certain land, buildings and related improvements under the AQMS lease. As of March 31, 2023 and December 31, 2022, the AQMS lease assets and other assets associated with the AQMS lease with a net carrying value of $20,460,978 and $21,684,865, respectively, and liabilities of $21,940,904 and $12,021,566, respectively, that met the criteria to be classified as held for sale. Proceeds from the sale of these assets are required to be used to satisfy obligations due under the terms of the AQMS.

On March 1, 2023, LINICO and American Battery Technology Company ("ABTC") entered into an asset purchase agreement in which LINICO sold equipment of the 2500 Peru building for $6 million which was received by the Company and recorded a gain of $178,193 and the remaining $5,041,544 deferred until the sale of the building expected to be completed in the second quarter of 2023.

On March 30, 2023, the Company gave notice to Aqua Metals of the Company’s intent to directly purchase the 2500 Peru building. On April 26, 2023, the Company closed on the purchase of the Facility from Aqua Metals, paying the remaining $12 million due on the Facility and taking full ownership.

On March 31, 2023, LINICO and ABTC amended the purchase and sale agreements, and the Company agreed to take certain action previously contemplated by LINICO. On March 31, 2023, the Company received non-refundable consideration of $5 million in cash from ABTC.

On April 6, 2023, LINICO and ABTC amended and restated the purchase and sale agreements, and the Company received 10 million shares of restricted shares of ABTC stock. The Company will receive additional cash and/or shares, if and to the extent, the proceeds from such shares are less than $6.6 million. The Company received an additional $7 million in cash on April 21, 2023, and is entitled to an additional $3 million in cash on or before May 12, 2023.

The Company expects to net over $14.0 million in cash from this transaction. The total estimated gain on sale of the Facility and the related assets is estimated at approximately $4.9 million, of which, approximately $0.2 million was recognized during the first quarter of 2023, as the gain on the portion of the sale of associated with the equipment. The Company also recorded a deferred liability balance of $5.0 million, included in Liabilities Held for Sale, for proceeds received through March 31, 2023, but not yet realized as the sale is not yet finalized.

Assets held for sale at March 31, 2023 and December 31, 2022 include:

	March 31, 2023	December 31, 2022
Right of use lease asset, net of amortization	$15,709,039	$15,709,039
Lease intangible, net of amortization	3,501,939	3,501,939
Deposits	1,250,000	1,250,000
Property, plant and equipment	—	710,563
Construction in progress	—	513,324
Total assets held for sale	$20,460,978	$21,684,865

Liabilities held for sale at March 31, 2023 and December 31, 2022 include:

	March 31, 2023	December 31, 2022
Deferred unrealized gain on sale	$10,041,544	$—
Right of use lease liability	11,899,360	12,021,566
Total liabilities held for sale	$21,940,904	$12,021,566

AST Asset Purchase Agreement

On April 16, 2021, the Company entered into three license agreements and an asset purchase agreement with AST. The license agreements provided for full use of the facility and all machinery and equipment located therein until April 30, 2022 (see Note 5, Intangible Assets and Goodwill). Under the Asset Purchase Agreement, the Company agreed to acquire substantially all of AST’s assets in exchange for $3,920,000, payable $35,000 per month from May 1, 2022 to April 30, 2023, $1,750,000 on April 30, 2023, and $1,750,000 on April 30, 2024. Beginning May 1, 2022, the Asset Purchase Agreement provides for full access and use of the AST assets until all payments are made and title transfers to the Company. Under this agreement, payment associated with the machinery and equipment acquired was $79,935 for the three months ended March 31, 2023 which is classified as research and development expense on the condensed consolidated statement of operations.

Haywood Quarry Acquisition and Lease Agreement

On April 7, 2022, the Company contracted to purchase Haywood quarry and industrial property (“Haywood”) from Decommissioning Services LLC (“Decommissioning Services”) for $2.1 million, payable in $50,000 of cash and 1,500,000 common shares of Comstock with a value of $2,295,000. The Haywood property represents approximately 190 industrial acres in Lyon County, Nevada, and part of one of the larger industrial parks in Lyon County. The property has power, water and direct highway access. The Company plans to employ a portion of the property for used lithium-ion battery storage, supporting LINICO's battery metal recycling.

The closing and purchase of the asset is contingent on liquidation of the shares and receipt of the full purchase price by the seller. The Company agreed to make up any shortfall if the proceeds from the sale of the shares plus the deposit are less than $2.1 million, and the seller agreed to refund any excess proceeds. This shortfall has been recorded as a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services (See Note 11, Fair Value Measurements)

During the period between execution of the agreement and closing, the property is leased to us for no additional consideration, providing exclusive rights to access, use or sublease portions of the property, to obtain permits and prepare the property for its intended purpose, including improvements. If the conditions for closing are not satisfied by April 7, 2024, the agreement will terminate and Decommissioning Services will retain a total of $200,000 in rental fees for use of the property. We agreed to pay Decommissioning Services a 2% royalty of the sales price of any gravel, aggregate, or rock products produced and sold from Haywood, excluding the removal of materials that have been pledged to a third-party for improvements made.

Operating Lease

Minimum lease payments to be paid by the Company by fiscal year for the Company's operating and finance leases are as follows:

	Operating Leases	Finance Leases
For the remainder of 2023	$7,425	$426,105
2024	10,250	417,750
2025	10,550	—
2026	10,850	—
2027	11,150	—
Thereafter	9,550	—
Total lease payments	59,775	843,855
Less: imputed interest at 11%	(15,609)	(36,811)
Present value of lease liabilities	$44,166	$807,044

Operating Lease Income

Revenues from operating leases on our land and building leased to others totaled $30,750 and $54,625 for the three months ended March 31, 2023 and 2022, respectively.

Minimum lease payments for operating leases to be received from others are as follows:

For the remainder of 2023	$68,175
2024	94,725
2025	96,000
2026	96,000
2027	96,000
Thereafter	192,000
Total Minimum Lease Income	$642,900

NOTE 8        DEBT OBLIGATIONS

Debt at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
GHF Secured Promissory Note – 6% interest, due December 15, 2024	$4,290,000	$4,290,000
Alvin Fund LLC Promissory Note - 9% interest, due October 25, 2023	2,000,000	2,000,000
Ionic Unsecured Convertible Promissory Note - 8% interest, due March 16, 2024	2,054,236	3,150,000
Total debt	8,344,236	9,440,000
Less: debt discounts and issuance costs	(1,270,297)	(1,522,667)
Total debt, net of discounts	7,073,939	7,917,333
Less: current maturities	(3,431,419)	(1,795,890)
Long-term debt, net of discounts and issuance costs	$3,642,520	$6,121,443

GHF, Inc. Unsecured Promissory Note

We entered into a long-term promissory note ("GHF 2021 Note") with GHF, Inc. on December 15, 2021, with a principal amount of $5,000,000, of which $4,550,000 was funded and $450,000 was an original issue discount ("OID"). The full principal is due on December 15, 2024. Interest is payable monthly at a rate of 6% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all non-mining related assets of the Company, Silver Springs land and water rights, excluding the Lucerne and Dayton properties. The Company is required to prepay the promissory note with any net cash proceeds received in the sale of any collateral.

On August 22, 2022, the Company amended the GHF promissory note’s prepayment provision to reduce the amount required to be paid from the Daney Ranch sale to $710,000 of the net cash proceeds. As consideration for the amendment, the Company issued GHF, Inc. warrants to purchase 200,000 common shares exercisable at a price of $1.00 per share for a two-year term. The warrants had a fair value of $18,975 on the date of issuance and was recorded as an additional debt discount with a corresponding increase in additional paid-in capital.

During the three months ended March 31, 2023 and 2022, we recognized interest expense of $156,705 and $86,301, respectively, which includes OID amortization of $93,237 and $42,812, respectively, in connection with the GHF 2021 Note.

Alvin Fund Note

We entered into a short-term promissory note ("Alvin Fund 2022 Note") with Alvin Fund LLC on October 25, 2022 with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender which was recognized as a discount on the loan. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties. During the three months ended March 31, 2023 and 2022, we recognized interest expense of $106,028 and $0, respectively, which includes amortization of discount of $61,644 and $0, respectively, in connection with the Alvin Fund 2022 Note.

Ionic Ventures LLC Unsecured Convertible Note

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Convertible Note") with Ionic Ventures, LLC. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. We used the net proceeds from this offering for strategic development programs and other general corporate purposes. The Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. At March 31, 2023 and December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $24,000 and $420,000, respectively, reflected in our condensed consolidated balance sheet. During the three months ended March 31, 2023 and 2022, we recognized interest expense of $59,244 and $0, respectively and amortization of discount of $97,489 and $0, respectively, in connection with the Convertible Note.

During the first quarter of 2023, the Company delivered 4,539,413 shares of common stock with a fair value of $1,662,723 at an average alternate conversion price per share of $0.37 with a principal balance of $1,300,000 and accrued interest of $19,310. Total carrying value of the converted debt was $2,054,236. In addition, the converted debt has a total derivative liability balance of $156,000 which was reversed upon conversion. As of March 31, 2023, the Company recorded a loss on conversion of debt of $270,456. The conversion terms require a measurement period of five days within which the number of share initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,529 excess shares of its common stock held in treasury shares in anticipation of future debt to equity conversions.

NOTE 9        COMMITMENTS AND CONTINGENCIES

COMSTOCK MINERAL ESTATE LEASE PAYMENTS

We lease certain mineral rights and properties under leases expiring at various dates through 2040. Future minimum annual lease payments, including royalty and rental payments, under these existing lease agreements are as follows at March 31, 2023:

Year	Leases
Remainder of 2023	$67,000
2024	109,000
2025	111,000
2026	151,000
2027	151,000
Thereafter	1,512,250
Total minimum annual lease payments	$2,101,250

We have minimum royalty obligations with certain of our mineral properties and leases. For most of the mineral properties and leases, we are subject to a range of royalty obligations to the extent that production commences. These royalties range from 0.5% to 5% of Net Smelter Returns ("NSR") from minerals produced on the properties, with the majority being under 3%. Some of the factors that will influence the amount of the royalties include ounces extracted and the price of extracted metals.

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

OTHER

From time to time, we are involved in claims and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

NOTE 10    EQUITY

Issuance of Registered Shares of Common Stock

On February 13, 2023, we entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $10 million from time to time, at our option, on terms we deem favorable. As of March 31, 2023, the Company issued 2,875,677 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $800,000 at an average price per share of $0.28, and additional 552,486 common shares at a fair value of $200,000 in commitment fees. As of March 31, 2023, the 2023 Leviston Sales Agreement has $4,200,000 of remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Convertible Note") with Ionic Ventures, LLC. The Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. (See Note 8, Debt Obligations)

On June 21, 2022, we entered into an agreement for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company will pay commissions equal to 5% of the offering proceeds to the placement agent in connection with any such sale. In consideration to enter the Purchase Agreement, the Company delivered 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco. For the year ended December 31, 2022, the Company issued 3,433,634 shares of common stock to Tysadco, for an aggregate sales price of $1,100,000 at an average price per share of $0.32. During the first quarter of 2023, the Company issued 3,214,599 shares of common stock to Tysadco, for an aggregate sales price of $1,350,000 at an average price per share of $0.42. Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives a capital call from the Company.

Issuance (Cancellation) of Unregistered Shares of Common Stock

On February 14, 2023, the Company issued 410,959 shares of unregistered restricted common stock with a fair value of $150,000 to Leviston as payment for due diligence fees under the 2023 Leviston Sales Agreement.

There were no issuance of unregistered shares of our common stock in connection with acquisitions, investment and other endeavors during the three months ended March 31, 2022. On February 28, 2022, the Company and the other parties to the LP Biosciences transactions mutually agreed to terminate the Transaction Documents. In connection with the termination, 3,500,000 restricted shares of the Company’s common stock were transferred back to the Company for cancellation upon receipt.

Noncontrolling Interest

On December 30, 2021, we entered into an agreement with LINICO to purchase additional shares resulting in approximately 90% controlling interest. The remaining 10% ownership was held by AQMS (See Note 17, Related Party) and is accounted for as a noncontrolling interest in our condensed consolidated financial statements. During the three months ended March 31, 2022, the Company and AQMS made $1,140,000 and $500,000, respectively, in additional investments to LINICO. For the three months ended March 31, 2023, the Company and AQMS did not make additional investments in LINICO. As of March 31, 2023 and December 31, 2022, we own 88.22% and 88.21%, respectively, of LINICO and AQMS owns 11.78% and 11.79%, respectively. Losses attributable to the non-controlling interest for the three months ended March 31, 2023 and 2022 were $12,805 and $168,468, respectively. LINICO is required pay dividends to the Company and AQMS after the date it receives cash payment in full for the issuance of any shares of Series A Preferred Stock or Series A-2 Preferred Stock, and from and after the date of issuance of any shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, at the rate per annum of eight percent 8% of the Original Issue Price of such shares, plus the amount of previously accrued and unpaid dividends. As of March 31, 2023 and December 31, 2022, accrued dividends of $311,220 and $169,248, respectively, were due to AQMS and are included in accrued liabilities on the condensed consolidated financial statements.

In March 2022, the $500,000 capital contribution from AQMS was invested in LINICO through the exercise of Series A preferred stock warrants which decreased the Company’s ownership in LINICO by 2.01% from 90.34% to 88.33%. The ownership percentage change did not result in a change in control and the Company retained and maintained control of LINICO. The decrease in ownership percentage resulted in a reduction to the Company's additional paid in capital of $176,695 as of March 31, 2022 reflected in our condensed consolidated statement of changes in stockholders' equity.

Treasury Stock

At March 31, 2023 and December 31, 2022, our treasury stock includes 2,605,323 shares of our common stock with carrying value of $3,360,867. During 2022, we sold 394,677 shares of treasury stock with a carrying value of $509,113 for gross proceeds of $240,077. The difference of $269,056 was recognized as a deduction to additional paid in capital. The shares were acquired with our acquisition of LINICO on December 30, 2021 and are carried at cost and presented as a deduction to equity. No sales of treasury stock were made for the three months ended March 31, 2023. We expect to sell the remaining shares in 2023.

Warrants

Outstanding warrants at March 31, 2023 and December 31, 2022 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
GHF, Inc.	200,000	$1.0000	August 22, 2024
GHF, Inc.	500,000	$0.4555	December 15, 2024
GHF, Inc.	500,000	$2.5217	December 15, 2024
Total Outstanding warrants	1,200,000

NOTE 11    FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2023:

		Fair Value Measurements at
		March 31, 2023
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Ionic convertible debenture derivative	$(24,000)	$—	$—	$(24,000)
LINICO related derivative	(5,468,162)	—	(5,468,162)	—
Haywood derivative	(1,190,000)	—	(1,190,000)	—
GenMat derivative	(5,234,043)	—	(5,234,043)	—
Total liabilities measured at fair value	$(11,916,205)	$—	$(11,892,205)	$(24,000)

The following table presents our assets and liabilities at December 31, 2022, measured at fair value on a recurring basis:

		Fair Value Measurements at
		December 31, 2022
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Ionic convertible debenture derivative	$(420,000)	$—	$—	$(420,000)
LINICO related derivative	(6,053,162)	—	(6,053,162)	—
Haywood derivative	(1,480,000)	—	(1,480,000)	—
GenMat derivative	(6,592,638)	—	(6,592,638)	—
Total liabilities measured at fair value	$(14,545,800)	$—	$(14,125,800)	$(420,000)

During the three months ended March 31, 2022, the Company recognized a loss of $605,000 in the fair value measurement of the Tonogold note receivable and a $6,650,000 exchange of the note receivable associated with the Tonogold agreement. As of March 31, 2022, the ending balance of investments measured at fair value was $0 using significant unobservable inputs (Level 3).

During the three months ended March 31, 2023, the Company recognized a gain of $240,000 for the change in fair value of the derivative and $156,000 of the derivative liability was converted. As of March 31, 2023, the ending balance of the derivative liability measured at fair value was $24,000 using significant unobservable inputs (Level 3).

VALUATION METHODOLOGIES

Following is a description of the valuation methodologies used for the Company's financial instruments measured at fair value on a recurring basis as well as the general classification of such instruments pursuant to the valuation hierarchy.

Ionic Ventures, LLC Conversion Option

On December 16, 2022, we recorded a derivative liability on the consolidated balance sheets in connection with the Ionic 2022 Convertible Note. On that date, the $420,000 fair value of the derivative liability was determined based on bifurcation of the derivative liability from the convertible note. On April 6, 2023, Ionic Ventures, LLC returned to the Company 327,549 excess shares from equity conversions in the first quarter 2023. The conversion terms require a measurement period of five days within which the number of shares initially converted are adjusted for changes in trading volume during the period. Under this provision, on April 6, 2023, Ionic returned 327,529 excess shares of its common stock held in treasury shares in anticipation of future debt to equity conversions. During the three months ended March 31, 2023 and 2022, the Company recorded a gain of $240,000 and $0, respectively, for the change in fair value of the derivative. At March 31, 2023 and December 31, 2022, the fair value of the derivative liability was $24,000 and $420,000, respectively. At December 31, 2022, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk free rate of 4.40%, and volatility of 60.0%. At March 31, 2023, the derivative was valued using a Monte Carlo valuation model with a conversion price equal to 90% of the average price capped at $0.50, discount rate of 35%, risk free rate of 4.56%, and volatility of 85.0%. The derivative liability is classified within Level 3 of the valuation hierarchy.

LINICO Derivative Instrument

On December 30, 2021, the Company entered into an agreement to acquire 3,129,081 LINICO common shares from its former chief executive officer and director in exchange for 3,500,000 shares of the Company's common stock ("Comstock Shares"). If and to the extent that the sale of the Company's shares results in net proceeds greater than $7,258,162, then the former chief executive officer is required to pay all of such excess proceeds to the Company. If and to the extent that the sale of the Comstock Shares results in net proceeds less than $7,258,162, then the Company is required to pay the former chief executive officer equal to such shortfall. The fair value of the shares was based on the closing price per share of our common stock of $0.34 and $0.28 at March 31, 2023 and December 31, 2022, respectively. In 2022, the Company paid the former chief executive officer $225,000 representing a decrease in contractual stock consideration. For the first three months of 2023, the Company paid the former chief executive officer $375,000 also representing a decrease in contractual stock consideration. We recorded an unrealized gain on the change in fair value of the derivative liability of $210,000 and $1,330,000 in the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

Haywood Derivative Instrument

On April 7, 2022, we recorded a derivative asset on the consolidated balance sheets in connection with the Haywood acquisition and lease from Decommissioning Services (see Note 7, Leases). On that date, the $245,000 fair value of the derivative asset was determined based on the excess of the fair value of 1,500,000 shares of our common stock issued to and held by Decommissioning Services and a deposit of $50,000 over the $2,100,000 contractual stock consideration required under the agreement. During the three month period ended March 31, 2023 and the year ended December 31, 2022, the Company paid Decommissioning Services $200,000 and $150,000, respectively, which resulted in a decrease in contractual stock consideration. At March 31, 2023 and December 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.34 and $0.28, respectively. We recorded an unrealized gain on the change in fair value of the derivative liability of $90,000 and $0, respectively in the condensed consolidated statements of operations. The derivative liability is classified within Level 2 of the valuation hierarchy.

GenMat Derivative Instrument

On June 24, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the GenMat Membership Interest Purchase Agreement (see Note 2, Investments). On that date, the $530,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,000,000 shares of our common stock issued to and held by GenMat over the $10,000,000 contractual stock consideration required under the agreement. The value of the shares was based on the $3.51 closing price per share of our common stock on that date. At March 31, 2023 and December 31, 2022, the fair value of the shares was based on the closing price per share of our common stock of $0.34 and $0.28. During the three month period ended March 31, 2023, the Company paid GenMat $1,200,000 against the existing derivative liability, representing a payment toward the Company’s investment obligation. In 2022, the Company paid GenMat $2,450,000 against the existing derivative liability, representing a payment toward the Company’s investment obligation. We recorded an unrealized gain on the change in fair value of the derivative liability of $158,595 and $1,140,000 in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. The derivative liability is classified within Level 2 of the valuation hierarchy.

Tonogold Common Shares

The fair value of our investment in common shares of Tonogold was based on its closing price per share. At March 31, 2023 and December 31, 2022, the Company owns 606,061 shares of Tonogold. In 2022, the Company wrote off the remaining investment balance of $30,303 due to lack of marketability. We recorded a gain of $0 and $415,205 on this investment in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

Tonogold Note Receivable

On March 31, 2022, the Company amended an Option Agreement with Tonogold (the “Lucerne Option”). Tonogold re-conveyed 100% of the previously sold membership interests of Comstock Mining LLC, the entity that owns the Lucerne mine, to the Company, in exchange for the Company exchanging Tonogold’s payment obligations under a secured note in the principal amount owed of $6,650,000 to the Company. The Company recorded a loss of $605,000 for the change in fair value in other expense in the condensed consolidated statements of operations for the three months ended March 31, 2022.

LPB Derivative Instrument

On July 23, 2021, we recorded a derivative asset on the consolidated balance sheets in connection with the LPB Contribution Agreement. On that date, the $6,642,000 fair value of the derivative asset was determined based on the excess of the fair value of 3,500,000 shares of our common stock issued to and held by LPB over the $4,173,000 fair value of our contractual consideration under the LPB Partnership Interest Purchase Agreement. The value of the shares was based on the $3.09 closing price per share of our common stock on that date. On February 28, 2022, the Company and the other parties to the LPB transactions mutually agreed to terminate the transaction documents. Prior to settlement, the fair value of the shares was based on the closing price per share of our common stock of $1.46, and we recorded a gain on the change in fair value of the derivative liability of $595,000 in the consolidated statements of operations for the three months ended March 31, 2022. The fair value of the derivative as of the settlement date of $937,000 was derecognized, along with the value of the investment in

LPB, and the fair value of the 3,500,000 shares was $5,110,000 and was recognized as a decrease first to the par value of the common stock returned, and the remainder as a reduction to additional paid in capital.

Other Financial Instruments

At March 31, 2023, the carrying amount of cash and cash equivalents, notes receivable and debt carried at amortized costs, approximates fair value because of the short-term maturity of these financial instruments.

NOTE 12    STOCK-BASED COMPENSATION

2020 EQUITY INCENTIVE PLAN

During the three months ended March 31, 2023 and 2022, the Company recognized $47,700 in both periods for the vesting of stock awards issued in 2020. The remaining compensation of $143,100 will be recognized through the end of December 31, 2023.

The Company grants performance-based share awards as provided by its equity incentive plan. The vesting of 50% of the employee performance share awards is contingent on the achievement of performance goals over the next two years and vesting of the remaining 50% is contingent on the achievement of our common stock market price goals over the next four years, defined on a per share value basis. Vesting is dependent on the employee remaining with the Company from the grant date through the vesting date. The performance shares that vest based on the achievement of performance goals were valued using the Company's common stock price on the grant date, and the estimated stock-based compensation expense is determined based on the probability of achieving each goal.

The fair value of the performance share awards was initially calculated based on the Company share price using a path-dependent model with the following inputs:

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Total shares granted	30,000	40,000
Performance condition valuation inputs:
Performance condition shares	15,000	20,000
Stock price at grant date	$0.28	$1.68
Market condition valuation inputs:
Market condition shares	15,000	20,000
Stock price	$0.28	$1.68
Volatility	97%	95%
Risk-free rate	4.13%	2.51%
Number of iterations	150,000	100,000
Fair value per share	$0.02	$0.91
Term (in years)	2.5	2.2

During the three months ended March 31, 2023 and 2022, we granted 30,000 and 40,000 performance shares, respectively. During the three months ended March 31, 2022, 30,000 shares, which were issued in 2021 under the 2020 Plan, were forfeited. No shares were forfeited for the three months ended March 31, 2023.

Stock-based compensation for all employee performance share grants totaling $78,468 and $60,899, respectively, was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. No shares have vested at March 31, 2023. At March 31, 2023, unamortized stock-based compensation for the 2020 equity plan was $204,272 and will be amortized over the remaining vesting terms.

Remaining vesting terms for the employee performance share grants are as follows:

Remainder of 2023	$192,632
2024	11,890
Total remaining	$204,522

NOTE 13    OTHER INCOME AND EXPENSES

Other income (expense) net consisted of the following for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Change in fair value Tonogold note receivable	$—	$(605,000)
Tonogold amendment fee and charges	—	14,652
LPB settlement and related expenses	—	(250,000)
Equity loss in affiliates	(465,165)	(266,903)
All other	2,054	(23,556)
Total other income (expense)	$(463,111)	$(1,130,807)

NOTE 14    NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2023 and 2022, we had no common stock equivalent shares that were potentially dilutive, including warrants to purchase common stocks, stock options, stock awards and a conversion option on a convertible debenture.

For the three months ended March 31, 2023 and 2022, the weighted average number of shares outstanding, for the purpose of calculating earnings per share, were reduced by treasury shares of 2,298,416 and 2,650,238, respectively, which is the number of treasury shares through our ownership in LINICO. The remaining 306,907 and 349,465, respectively, weighted average treasury shares are deemed to be owned by AQMS.

NOTE 15    SEGMENT REPORTING

We have the following segments and reporting units: production and sale of metals and mining, renewable energy and strategic and other corporate investments.

Summarized financial information relating to our reportable segments is provided below. Certain amounts have been reclassified to conform to the current period presentation, most notably to reclassify our historical activities to our all-other segment. Our renewable energy segment includes our new fuels and metal recycling technologies and the resulting renewable energy services. Our mining segment includes our gold and silver mining assets and real estate. Our strategic and other investments segment includes all other activities, including real estate, equity method investments like GenMat and SSOF, and general corporate costs. Strategic and other investments revenue is from real estate activities.

Three Months Ended March 31, 2023	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$22,950	$7,800	$30,750

Depreciation and amortization	$254,650	$61,694	$314,697	$631,041

Loss from operations	$(1,957,283)	$(554,926)	$(2,565,240)	$(5,077,449)

Change in fair value of derivative instruments	$—	$—	$698,595	$698,595

Total other income (expense), net	$(194,573)	$21,838	$(431,558)	$(604,293)

Net loss	$(2,151,856)	$(533,087)	$(2,996,799)	$(5,681,742)

Total Assets:	$15,481,219	$7,866,799	$81,643,287	$104,991,305

Capital Expenditures	$788,059	$—	$—	$788,059

Three Months Ended March 31, 2022	Renewable Energy	Mining	Strategic and Other Investments	Total
Revenue	$—	$46,825	$7,800	$54,625

Depreciation and amortization	$400,083	$92,637	$351,809	$844,529

Loss from operations	$(2,066,433)	$(181,200)	$(2,140,455)	$(4,388,088)

Change in fair value of derivative instruments	$—	$—	$3,065,000	$3,065,000

Impairment of intangibles	$—	$—	$(1,966,969)	$(1,966,969)

Impairment of investment, net recovery	$(54,587)	$(2,455,333)	$—	$(2,509,920)

Total other income (expense), net	$(375,267)	$(2,442,825)	$659,157	$(2,158,935)

Net loss	$(2,441,700)	$(2,624,025)	$(1,481,298)	$(6,547,023)

Total Assets:	$43,096,560	$9,632,060	$62,390,773	$115,119,393

Capital Expenditures	$782,500	$—	$—	$782,500

NOTE 16    RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended March 31, 2023 and 2022.

AMENDMENT TO ASSET PURCHASE AGREEMENT

On September 7, 2021, the Company entered and closed under an Asset Purchase Agreement with Flux Photon Corporation (“FPC”), in order to acquire certain intellectual property and related photovoltaic and photocatalysis laboratory equipment (the “FPC Assets”). The purchase price payable for the FPC Assets is $18,000,000 payable in cash to FPC at a rate equal to 20% of the future monthly consolidated sales, less total variable costs, less operating expenses, maintenance, tax payments, and debt service payments of the Company and its now and hereafter-existing subsidiaries, until the purchase price of $18,000,000 has been fully paid. The Company assigned the FPC Assets to its wholly-owned Comstock IP Holdings subsidiary immediately after closing. On December 10, 2021, the Asset Purchase Agreement was amended to provide for the payment by the Company of a $350,000 down payment against the purchase price, corresponding to a potential performance-based cash payment of $17,650,000 required under the Asset Purchase Agreement. The Company’s chief technology officer and the president of the Company's Comstock Fuels subsidiary are indirect beneficiaries of all payments made to FPC under the Asset Purchase Agreement. The Company additionally agreed to appoint the Company's president to the Company’s Board of Directors in connection with the Company’s acquisition of Comstock Innovations Corporation (F/K/A Plain Sight Innovations Corporation) (“Comstock Innovations”) on September 7, 2021.We recognized an impairment loss of $338,034 on the FPC Assets in other income (expense) in the condensed consolidated statement of operations during the three months ended March 31, 2022 in the renewable energy segment.

LEASE AND PURCHASE AGREEMENT FOR BATTERY RECYCLING FACILITY

On March 1, 2023, LINICO sold $782,500 in equipment purchased from AQMS in 2022 and classified as assets held for sale at December 31, 2022 (See Note 7, Leases).

TRANSACTIONS INVOLVING SIERRA SPRINGS OPPORTUNITY FUND

The Company has provided SSOF with a total of $5,540,000 in Advances ("SSOF Advances"). SSOF was required to use the corresponding proceeds to pay deposits and other payments on land and other facilities and general corporate purposes related to investments in qualified businesses in the opportunity zone. The SSOF Advances are non-interest-bearing and are expected to be repaid on or before the closing of the Company’s sale of the Silver Springs Properties to SSE (see Note 3, Notes Receivable and Advances, Net). SSOF has assigned all assignable rights, title and interest in SSOF’s property purchases until such time as the SSOF Advances are repaid.

The Company's executive chairman and chief executive officer co-founded SSOF and SSE, and serves as the chief executive officer of SSOF and as an executive of SSE along with a diverse team of qualified financial, capital markets, real estate and operational professionals that together govern, lead and manage SSOF and SSE. The $525,000 investment and 9,164,333 voting shares of our CEO and two of our directors represent 15.92% of total as converted SSOF common shares. The Company's chief executive officer has not received compensation from either SSOF or SSE.

NOTE 17    SUBSEQUENT EVENTS

On April 6, 2023, Ionic Ventures, LLC returned to the Company 327,549 excess shares from equity conversions during the first quarter of 2023, resulting in total outstanding shares of 102,707,603. See also Note 8, Debt Obligations.

On April 6, 2023, the Company, LINICO and ABTC amended and restated the Facility purchase agreement. Pursuant to the Amended and Restated Agreement, the Company agreed to take certain action previously contemplated by LINICO, including purchasing the Facility. See also Note 7, Leases.

On April 26, 2023, the Company closed on the purchase of the Facility from Aqua Metals, paying the remaining $12 million due on the Facility and taking full ownership.

After the Company’s payment to AQMS of $12.0 million for the Facility purchase and $1.5 million in escrow for environmental liabilities, the Company expects to net over $14.0 million in cash from this transaction. The total estimated gain on sale of the Facility and the related assets is estimated at approximately $4.9 million, of which, approximately $0.2 million was recognized during the first quarter of 2023, as the gain on the portion of the sale of associated with the equipment. The Company also recorded a deferred liability balance of $5.0 million, included in Liabilities Held for Sale, for proceeds received through March 31, 2023, but not yet realized as the sale is not yet finalized.

On April 28, 2023, the compensation committee of the board of directors approved executive bonuses of $970,000 for named executive officers other than the Chief Executive Officer to be paid in the second and third quarters of 2023.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included herewith, the footnotes thereto and the risk factors herein.

OVERVIEW

Comstock innovates and commercializes technologies that enable systemic decarbonization, primarily by enabling the extraction and conversion of under-utilized natural resources into renewable energy products. Our strategic plan is based on innovating, enabling and commercializing material science solutions that use our technologies to reduce reliance on long cycle fossil fuels, to shift to and maximize throughput of short cycle fuels, and to lead and support the adoption and growth of a profitable, balanced short cycle ecosystem that continuously offsets, recycles, and/or neutralizes carbon emissions.

We achieve our goal by accelerating the commercialization of our technology portfolios and investments, primarily in renewable fuels, electrification metals, and artificial intelligence enabled mineral discovery and materials development.

Comstock Fuels – Most renewable fuels draw from the same feedstock pool, but the total supply can only meet a small fraction of the demand. Our technologies unblock that constraint by converting abundant but underutilized lignocellulosic biomass into biointermediates for refining into renewable fuels. Our team recently demonstrated commercial readiness with unprecedented yields approaching 100 gallons of fuel per dry ton of feedstock on a gasoline gallon equivalent basis. Execution of one or more license agreements with operationally experienced, technologically sophisticated, and well capitalized customers is a top 2023 objective. Each license could create more than 20 years of recurring royalty revenue with material upfront engineering fees.

Comstock Metals – The world is focused on the production of energy generation and storage technologies to reduce reliance on fossil fuels, including lithium-ion batteries (“LIBs”), photovoltaics, and fuel cells. Each of those technologies relies on scarce critical metals, increasing global demand for primary metal mining and recycling. During 2022, we deployed a pilot system to validate technologies for use in efficiently crushing, conditioning, extracting, and recycling high purity metal concentrates from LIBs and other electronic devices. We also expanded our leadership team in metals recycling, permitted a universal waste storage facility and opportunistically entered into an agreement to sell an existing facility for net cash proceeds of over $14 million. Securing revenue generating supply commitments in our expanded metals recycling business is a key objective for 2023.

Comstock Mining – We own or control twelve square miles of patented mining claims, unpatented mining claims, and surface parcels, covering six and a half miles of continuous mineral strike length. We enhanced the value of a small portion of our properties in the past year with two SK-1300 technical reports confirming Measured and Indicated resources of 605,000 ounces of gold and 5,880,000 ounces of silver, plus Inferred resources of 297,000 ounces of gold and 2,572,000 ounces of silver. We believe that our mining properties collectively contain billions of dollars of recoverable metals. Our plan to demonstrate that value combines our amassed historical and current data repository with hyperspectral orbital imaging and generative artificial intelligence (“AI”) solutions to provide prospecting analytics and enable mineral discovery for fraction of the cost of conventional exploration. Our 2023 efforts should enhance our resources and advance us toward full economic feasibility.

Artificial Intelligence – Quantum Generative Materials LLC ("GenMat"), our 48% owned subsidiary, has developed and launched a new generative AI to simulate critical properties of known materials during calibration testing late last year. Remarkably, GenMat also used its AI to simulate new material characteristics. GenMat’s generative AI models can be employed today for commercial use on GenMat’s existing high-performance computing platform, well before quantum computers become mainstream. In 2023, GenMat will, among other things, elevate new material simulation to commercial readiness by synthesizing and directly testing new AI simulated materials in high value applications. Our investment in GenMat is also a crucial component of our ongoing innovation strategy.

The Company’s strategic investment in the further demonstrate our commitment to sustainable innovation. SSOF and its subsidiaries support responsible, sustainable economic growth in Silver Springs, NV and our northern Nevada communities.

COMPARATIVE FINANCIAL INFORMATION

Net loss for the three months ended March 31, 2023 decreased by $865,281 to $5,681,742 from a loss of $6,547,023 for the comparable 2022 period. The decrease in net loss primarily resulted from a $4,476,889 decrease in losses from impairment of intangible assets, notes receivable from MCU-P and investments in MCU recorded in the first quarter of 2022 and lower depreciation and amortization expense of $213,488. Variance offset primarily due to lower change in estimated fair value of the derivative assets of $2,366,405, higher selling, general and administration expenses of $984,206, loss on conversion of debt $270,456, lower gain on investments of $351,624, lower interest income 311,004 and higher interest expense $290,454.

Below we set forth a summary of comparative financial information for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	Change
Revenue	$30,750	$54,625	$(23,875)

Operating expenses:
Selling, general and administrative expenses	3,386,972	2,402,766	984,206
Research and development	1,268,379	1,195,418	72,961
Depreciation & amortization	631,041	844,529	(213,488)
Gain on sale of property	(178,193)	—	(178,193)
Total operating expenses	5,108,199	4,442,713	665,486

Loss from operations	(5,077,449)	(4,388,088)	(689,361)

Other Income (Expense)
Gain (loss) on investments	—	351,624	(351,624)
Interest expense	(615,178)	(324,724)	(290,454)
Interest income	45,857	356,861	(311,004)
Change in fair value of derivative instruments	698,595	3,065,000	(2,366,405)
Loss on conversion of debt	(270,456)	—	(270,456)
Impairment of intangible assets	—	(1,966,969)	1,966,969
Impairment of investments, net recovery	—	(2,509,920)	2,509,920
Other income (expense)	(463,111)	(1,130,807)	667,696
Total other income (expense), net	(604,293)	(2,158,935)	1,554,642

Net loss	$(5,681,742)	$(6,547,023)	$865,281

Net loss attributable to noncontrolling interest	$(12,805)	$(168,468)	$155,663

Net loss attributable to Comstock Inc.	$(5,668,937)	$(6,378,555)	$709,618

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues for the three months ended March 31, 2023 decreased by $23,875 to $30,750 from $54,625 for the comparable 2022 period, as a result of lower revenues from operating leases on our land and building leased to others.

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

Selling, general and administrative expense for the three months ended March 31, 2023 increased by $984,206 to $3,386,972 from $2,402,766 in the comparable 2022 period, primarily as a result of higher employee costs of $579,525 attributed to higher salaries and executive incentive compensation and payroll administration costs and higher other costs of $416,211 including mining related costs associated with no relative reimbursements from Tonogold.

Research and development expenses for the three months ended March 31, 2023 increased by $72,961 to $1,268,379 from $1,195,418 in the comparable 2022 period. The increase primarily related to higher employee-related costs of $337,386 partially offset by lower engineering services related to LINICO operations in the first quarter of 2023.

Depreciation and amortization for the three months ended March 31, 2023 decreased by $213,488 to $631,041 from $844,529 in the comparable 2022 period, primarily from ceasing amortization on assets held for sale in the first quarter of 2023.

Gain on investments for the three months ended March 31, 2023 decreased by $351,624 due to no gain on investments for the first three months of 2023 compared to a gain of $351,624 for the comparable 2022 period. The 2022 gain was primarily due to an increase in fair value of Tonogold common shares held for $415,205, partially offset by a realized loss of $55,769 in Tonogold common shares sold, offset in part by a decrease in the market value of other securities.

Interest expense for the three months ended March 31, 2023 increased by $290,454 to $615,178 from $324,724 in the comparable 2022 period, primarily due to interest and related amortization of the original issue discount ("OID") on the GHF promissory note, the Alvin note and the Ionic Ventures note that originated during the fourth quarter of 2022.

Interest income for the three months ended March 31, 2023 decreased by $311,004 to $45,857 from $356,861 in the comparable 2022 period, as a result of the extinguishment of the Tonogold note receivable and the extinguishment of the MCU-P note receivable that was exchanged for the MCU assets, both of which are no longer accruing interest income for the three months ended March 31, 2023.

Change in the fair value of our derivative instruments for the three months ended March 31, 2023 decreased by $2,366,405 to a gain of $698,595 from a gain of $3,065,000 in the comparable 2022 period, as a result of a lower increase in the Company's share price in connection with potential make-whole obligations for minimum value commitments on the Company's common shares and change in the fair value of the Ionic derivative. The 2023 gain was attributed to $240,000 gain on derivative liability for Ionic Note, $210,000 LINICO investment, $158,595 for GenMat investment and $90,000 Haywood investment. The gain from the three months ended March 31, 2022 was attributed to $1,330,000 from the additional LINICO investment made on December 30, 2021, $1,140,000 for GenMat and $595,000 for LP Biosciences LLC ("LPB").

Impairment losses for the three months ended March 31, 2023 decreased by $4,476,889, due substantially to the 2022 impairment losses of $4,084,268 as a result of investments in MCU and MCU-P and note receivable in MCU-P, which were deemed unrecoverable as of March 31, 2022 from a significant decline in forecasted cash flows from the MCU-P operations and $338,034 related to the FPC intangible assets as a result of historical and continuing losses and an inability to recover the investment through the use of their technology, and $54,587 related to the LPB investment prior to settlement in exchange for 3,500,000 of the Company's shares in 2022. As of March 31, 2023, no impairment losses were recorded.

Other income (expenses), net for the three months ended March 31, 2023 were $463,111, primarily consisting of losses from our equity method investments of $465,165 including a GenMat loss of $443,622.

Other income (expenses), net for the three months ended March 31, 2022 were $1,130,807, which primarily consisted of gains from the change in fair value of the Tonogold note receivable of $605,000 and Tono Note amendment fee income of $262,500, and other expenses of $8,509, primarily from losses on equity method investments.

OUTLOOK

The primary focus for 2023 is commercialization. The Company’s biorefining technologies are commercially ready and offer unprecedented performance for the Company’s prospective customers. The Company is actively pursuing revenue producing licensing opportunities with globally recognized renewable fuel producers. The Company’s metals and GenMat’s generative AI solutions have made significant technological advancements in the past two years with the 2023 goal of commercial readiness first followed by commercialization with early adopting customers.

Commercialization

Comstock’s team has decades of diverse technology development and commercialization experience. The Company uses a disciplined approach to devising, qualifying, and elevating innovations from conception through increasing degrees of commercial readiness. The Company has adopted a widely used Technology Readiness Level (“TRL”) measurement system for objectively assessing Comstock’s progress, risks, investment qualifications, and commercial maturity.

There are nine readiness levels on the TRL scale, starting with TRL 1. Progression up the scale requires achievement of “SMART” milestones that are Specific, Measurable, Achievable, Relevant, and Timely. Proof of concept occurs at TRL 3. TRL 4 and 5 involve increasing degrees of process validation. TRL 6 is the first true demonstration of commercial readiness. TRL 7 and 8 involve various functional prototypes and pilots with increasing fidelity and sophistication. A TRL 9 technology is commercially mature and fully deployed. Depending on the technology and other applicable factors, revenue can commence at TRL 6 for early adopting and generally sophisticated commercial clients with continued development to TRL 7, 8, and 9.

The following chart summarizes the change in TRL status over the past year, and the objectives for 2023:

Line of Business	Technology	12/2021	12/2022	12/2023 Goal

Cellulosic Fuels	Conversion of under-utilized woody biomass into renewable fuels at high yield	TRL 4	TRL 6	TRL 7

Artificial Intelligence	Generative AI that simulates new materials at exponentially increased speed	TRL 3	TRL 4	TRL 6

Metals	Scalable extraction of purified black mass concentrate from lithium-ion batteries	TRL 2	TRL 5	TRL 6

Mining Technology	Dramatically reduced exploration costs with hyperspectral imaging and AI-based analytics	TRL 0	TRL 2	TRL 3

Comstock’s SMART milestones and commercialization process involve meticulous planning that is informed by many factors, including the total addressable markets, their growth rates and the speed that the Company can initiate and increase revenue.

Cellulosic Fuels

Most current forms of renewable fuel draw from the same pool of conventional feedstocks, including corn and vegetable oils in the U.S., but the entire available supply of those feedstocks could only meet a small fraction of the demand for renewable fuels. Comstock's patented and patent-pending biorefining technologies unblock that constraint by converting abundant but underutilized lignocellulosic or "woody" biomass into biointermediates for refining drop-in and other renewable fuels.

The Company’s objectives for 2023 include:

•Executing one or more early adopter license agreements and commencing development on commercial scale projects for operationally experienced, technologically sophisticated and well capitalized customers.
•Completion of full technical documentation and engineering submittal packages.
•Completion of an independent lifecycle carbon analysis to prove the carbon emissions reduction benefits of the fuels produced with Comstock’s known processes.
•Continuous operation of the integrated bio-intermediate production process at the Company’s demonstration plant for sufficient time to achieve and broadly demonstrate TRL 7.

Each license agreement for a commercial production facility will create 15 to 20 years of recurring royalty revenue for the Company in addition to upfront fees for design and engineering.

Artificial Intelligence

Investment in artificial intelligence (“AI”) is a crucial component of Comstock’s technology innovation strategy. Quantum Generative Materials LLC ("GenMat"), develops and commercializes cutting-edge generative artificial intelligence models for the discovery and manipulation of matter. GenMat is a company in which Comstock has a 48.19% investment interest. This includes generative AI models that can be employed today, for commercial use on GenMat’s existing, high-performance computing platforms, well before quantum computers become mainstream.

GenMat's AI operates similarly to the large language models widely discussed in the media today, but instead of words and language, it uses atoms and molecules to generate physical systems and harness math and science to discover new materials in an exponentially shorter time than traditional methods allow. To put this into perspective, new material discovery typically takes many years and many millions of dollars. GenMat's AI will simulate thousands of unique new materials in seconds.

GenMat’s objectives for 2023 include:

•Elevate new material simulation to TRL 6 by synthesizing and directly testing the AI’s simulated materials to confirm the precision and accuracy of those simulations.
•Commercialize an enterprise-oriented API and other generative AI solutions to early adopter enterprise clients for advanced materials simulation and synthesis.
•Launch and make operational a space-based hyperspectral imaging sensor for mineral discovery applications.

While the Company can’t be precise about exactly when GenMat will initiate revenue, GenMat’s technologies are maturing much faster than anticipated when the Company invested in GenMat in 2021.

Mining and Minerals

The Company has amassed the single largest known repository of historical and current geological data on the Comstock mineral district, including extensive geophysical surveys, geological mapping, sampling and drilling data and published updated SK-1300 technical reports on the Lucerne and Dayton resource areas.

The Company’s objectives for 2023 include:

•Publish preliminary economic assessments for both the Lucerne and Dayton resource areas.
•Develop, in collaboration with GenMat, a next-generation geostatistical digital twin model of the Dayton resource area using the Company’s existing geologic and geophysical data.

The Company’s 2023 efforts will enhance Comstock’s gold and silver resources progressing toward full economic feasibility.

Metal Recycling

Resource scarcity and supply are generally the main drivers presented when discussing battery recycling. From a market perspective what is often missed is that electric vehicle batteries are only one of many metals-based products that can cause a massive amount of pollution if simply landfilled at the end of life with no recovery of the underlying metal values.

Comstock Metals objectives for 2023 include:

•Physically reposition and broaden the addressable market for commercialization of our metals recycling.
•Advancing the technology readiness for broader material recycling, including photovoltaics and more.

The Company will provide additional, specific objectives for Comstock Metals during the second quarter of 2023.

The Company has also made meaningful progress and expect to complete the monetization of up to $30 million in sales of our non-strategic assets during 2023, while funding our business developments and limiting our focus to the objectives above.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity is based on our net sources of capital from financing as generally compared to our net uses of capital from investing activities and ultimately, our ability to generate cash flows from our operations. Our cash balances at March 31, 2023 and December 31, 2022 were $8,105,256 and $2,521,772, respectively. The Company had current assets of $35,511,746 and current liabilities of 40,944,085, representing working capital deficit of $5,432,339 at March 31, 2023.

Our primary source of liquidity during the first three months of 2023 was cash from asset sales and to a lesser extent, financing activities. During the three months ended March 31, 2023, we generated $7,867,494 and 1,565,396 in cash from our investing activities and our financing activities, respectively, and we used $3,849,406 in cash in our operating activities.

During the three months ended March 31, 2023, we issued 3,839,122 common shares through equity issuances to Leviston at an average price per share of $0.30 corresponding to proceeds of $1,150,000, including commitment and due diligence fees of 963,445 shares with a fair value of $350,000 to Leviston.

During the three months ended March 31, 2023, we issued 4,539,413 common shares with a fair value of $1,662,723, including interest of $19,310 at an average alternate conversion price per share of $0.37 corresponding to $1,300,000 in Convertible Note conversions. On April 6, 2023, Ionic Ventures, LLC returned to the Company 327,549 excess shares from equity conversions in the first quarter 2023 resulting in total outstanding shares of 102,707,603.

During the three months ended March 31, 2023, we issued 3,214,599 shares of common stock to Tysadco, for an aggregate sales price of $1,350,000 at an average price per share of $0.42.

On February 13, 2023, we entered into an equity purchase agreement (“2023 Leviston Sales Agreement”) with Leviston Resources LLC (“Leviston”) to offer and sell registered shares of common stock at an aggregate offering price of up to $10 million from time to time, at our option, on terms we deem favorable. As of March 31, 2023, the Company issued 2,875,677 registered shares of common stock to Leviston pursuant to the Company’s Form S-3 filed with the U.S. Securities and Exchange Commission, for an aggregate sales price of $800,000 at an average price per share of $0.28, and an additional 963,445 common shares at a fair value of $350,000 in commitment and due diligence fees. As of March 31, 2023, the 2023 Leviston Sales Agreement has $4,200,000 of remaining capacity.

On December 16, 2022, the Company entered into a securities purchase agreement for an unsecured convertible promissory note ("Ionic 2022 Convertible Note") with Ionic Ventures, LLC. with a principal amount of $3,150,000, of which $2,975,000 was funded and $175,000 was an original issue discount ("OID") and issued with a 5% OID. The full principal is due on March 16, 2024. Interest is payable monthly at a rate of 8% annually. The Convertible Note contains conversion terms that are based on percentages of trading price and volumes over defined measurement periods. The terms require the conversion option to be bifurcated as a derivative. As of March 31, 2023 and December 31, 2022, the Company bifurcated the conversion feature and recorded a derivative liability of $24,000 and $420,000, respectively, reflected in our consolidated balance sheet.

On October 25, 2022, we entered into a short-term promissory note ("Alvin Fund 2022 Note") with Alvin Fund LLC with a principal amount of $2,000,000. In consideration of the lender providing the financing, the Company issued $250,000 in shares to the lender. The full principal is due on October 25, 2023. Interest is payable monthly at a rate of 9% annually. Prepayment is allowed in full or in part at any time without premium or penalty. The loan is secured by all the property commonly referred to as the Dayton properties.

On June 21, 2022, The Company entered into an agreement with Tysadco for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option. Any shares offered and sold to Tysadco will be registered for resale pursuant to a registration statement on Form S-1 filed with U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). The Company paid a commission of 428,571 additional shares of common stock with a fair value of $300,000 to Tysadco in connection with such sale. Sales of common stock, if any, under the Purchase Agreement are made at a 10% discount to the volume weighted average sales price of the common stock on the date that Tysadco receives such a capital call from the Company.

On April 12, 2022, the Company entered into an equity purchase agreement (the “Leviston Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $10,000,000 worth of shares of the Company’s common stock from time to time, at the Company’s option, on terms deemed favorable to the Company. Any shares offered and sold are issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus (File No. 333-263930) filed by the Company with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 (the “Securities Act”). Sales of common stock, if any, under the Purchase Agreement may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, at a discount of 10% to the volume weighted average sales price of the common stock on the date that Leviston receives a capital call from the Company. For consideration to enter into the Leviston Agreement, the Company agreed to deliver additional shares of common stock to Leviston, for no additional consideration, on the first settlement date with respect to a put notice delivered by the Company. As of December 31, 2022, the 2022 Leviston Agreement has no remaining capacity, and the facility was closed.

We intend to fund our operations over the next twelve months from existing cash and cash equivalents, planned sales of non-strategic assets and other investments, planned licensing, sales and profits from our cellulosic and battery metal recycling technology and related engineering services, and previously funded capital into our LINICO subsidiary and Quantum investment. Based on these expected funding sources, management believes we will have sufficient funds to sustain our operations and meet our commitments under our investment agreements during the 12 months following the date of issuance of the condensed consolidated financial statements included herein. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financings from our existing shelf registration statement, non-registered equity placements, borrowings and various other means. There is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Net cash used in operating activities for the three months ended March 31, 2023 decreased by $11,832 to $3,849,406 from $3,861,238 in the comparable 2022 period, due primarily to changes in operating expenses discussed in Financial Condition and Results of Operating Information.

Net cash provided by investing activities for the three months ended March 31, 2023 was $7,867,494, compared to net cash used in investing activities of $226,275 in the comparable 2022 period, resulting in a $8,093,769 change, primarily due proceeds from the proceeds from sale of AQMS lease and related assets of $11.0 million offset by cash primarily used in the purchase of water rights totaling $730,595 and an increase of advances to SSOF of $550,000 and proceeds from Tonogold option agreement of $750,000 received in 2022.

Net cash provided in financing activities for the three months ended March 31, 2023 increased $1,141,064 to $1,565,396 from $424,332 for the comparable 2022 period, primarily as a result of net proceeds from the issuance of common stock of $2,150,000, partially offset by reduced contributions of $500,000 from AQMS for additional shares in LINICO in 2022.

Risks to our liquidity could result from future operating expenditures above management’s expectations, including but not limited to research and development, pre-development, exploration, selling, general and administrative, and investment related expenditures in excess of repayments of the advances to SSOF, and sale proceeds our non-strategic assets and other investments, amounts to be raised from the issuance of equity under our existing shelf registration statement, declines in the market value of properties planned for sale, or declines in the share price of our common stock that would adversely affect our results of operations, financial condition and cash flows. If we were unable to obtain any necessary additional funds, this could have an immediate material adverse effect on liquidity and raise substantial doubt about our ability to continue as a going concern. In such case, we could be required to limit or discontinue certain business plans, activities or operations, reduce or delay certain capital expenditures or investments, or sell certain assets or businesses. There can be no assurance that we would be able to take any such actions on favorable terms, in a timely manner, or at all.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

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

There have been no material changes in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4        CONTROLS AND PROCEDURES

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Principal Executive and Financial and Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") was conducted. Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act rules, and such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were effective as of March 31, 2023, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

No new risk factors have been identified in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the interim period ended March 31, 2023.

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On February 14, 2023, the Company issued 410,959 shares of unregistered restricted common stock with a fair value of $150,000 to Leviston (in reliance on Section 4(a)(2) under the Securities Act), as payment for due diligence fees under the 2023 Leviston Sales Agreement.

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

101*
Interactive Data File (Quarterly Report on Form 10-Q, for the periods ended March 31, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
Date: May 3, 2023